Form 10-Q
period 2014-09-30
HEARTLAND FINANCIAL USA INC
filed 2014-11-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 5, 2014, the Registrant had outstanding 18,479,869 shares of common stock, $1.00 par value per share.

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
Merger Agreement between Community Banc-Corp of Sheboygan, Inc. and Heartland Financial USA, Inc. dated October 22, 2014
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Cash and due from banks	$63,400	$118,441
Federal funds sold and other short-term investments	4,436	6,829
Cash and cash equivalents	67,836	125,270
Time deposits in other financial institutions	2,605	3,355
Securities:
Trading, at fair value	—	1,801
Available for sale, at fair value (cost of $1,366,069 at September 30, 2014, and $1,659,456 at December 31, 2013)	1,369,703	1,633,902
Held to maturity, at cost (fair value of $266,641 at September 30, 2014, and $237,437 at December 31, 2013)	255,312	237,498
Other investments, at cost	20,514	21,843
Loans held for sale	93,054	46,665
Loans and leases receivable:
Held to maturity	3,798,305	3,496,952
Loans covered by loss share agreements	3,850	5,749
Allowance for loan and lease losses	(41,698)	(41,685)
Loans and leases receivable, net	3,760,457	3,461,016
Premises, furniture and equipment, net	132,240	135,714
Other real estate, net	20,475	29,852
Goodwill	35,583	35,583
Other intangible assets, net	33,399	32,959
Cash surrender value on life insurance	82,224	81,110
FDIC indemnification asset	83	249
Other assets	61,324	76,899
TOTAL ASSETS	$5,934,809	$5,923,716
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,274,439	$1,238,581
Savings	2,599,850	2,535,242
Time	852,430	892,676
Total deposits	4,726,719	4,666,499
Short-term borrowings	348,305	408,756
Other borrowings	334,513	350,109
Accrued expenses and other liabilities	41,873	58,892
TOTAL LIABILITIES	5,451,410	5,484,256
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 18,477,463 shares at September 30, 2014 and 18,399,156 shares at December 31, 2013)	18,477	18,399
Capital surplus	94,393	91,632
Retained earnings	288,555	265,067
Accumulated other comprehensive income (loss)	276	(17,336)
Treasury stock at cost (0 shares outstanding at both September 30, 2014 and December 31, 2013)	—	—
TOTAL STOCKHOLDERS' EQUITY	483,399	439,460
TOTAL LIABILITIES AND EQUITY	$5,934,809	$5,923,716

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases	$49,311	$40,154	$143,796	$119,707
Interest on securities:
Taxable	7,547	4,803	22,755	14,174
Nontaxable	3,249	3,443	10,079	10,001
Interest on federal funds sold	1	—	1	—
Interest on interest bearing deposits in other financial institutions	6	3	20	9
TOTAL INTEREST INCOME	60,114	48,403	176,651	143,891
INTEREST EXPENSE:
Interest on deposits	4,655	4,769	14,010	14,911
Interest on short-term borrowings	227	131	655	387
Interest on other borrowings (includes $577 and $523 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013, respectively, and $1,671 and $1,552 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, respectively)	3,741	3,623	11,084	11,122
TOTAL INTEREST EXPENSE	8,623	8,523	25,749	26,420
NET INTEREST INCOME	51,491	39,880	150,902	117,471
Provision for loan and lease losses	2,553	5,149	11,635	7,648
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	48,938	34,731	139,267	109,823
NONINTEREST INCOME:
Service charges and fees	4,857	4,487	15,007	12,775
Loan servicing income	1,319	598	4,223	865
Trust fees	3,194	2,918	9,747	8,764
Brokerage and insurance commissions	1,044	1,277	3,325	3,315
Securities gains, net (includes $825 and $1,118 of net security gains reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013, respectively, and $2,460 and $6,612 of net security gains reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, respectively.)	825	1,118	2,460	6,612
Gain (loss) on trading account securities	—	263	(38)	839
Gains on sale of loans held for sale	8,384	8,637	23,559	34,842
Loss on sales/valuations of other real estate and repossessed assets, net	(444)	(339)	(1,365)	(2,440)
Valuation adjustment on mortgage servicing rights	—	—	—	496
Income on bank owned life insurance	371	409	1,073	1,129
Other noninterest income	612	1,011	1,635	2,407
TOTAL NONINTEREST INCOME	20,162	20,379	59,626	69,604
NONINTEREST EXPENSES:
Salaries and employee benefits	33,546	28,847	98,428	88,103
Occupancy	3,807	3,387	11,841	9,796
Furniture and equipment	2,033	1,917	6,008	6,033
Professional fees	4,429	4,486	13,169	12,262
FDIC insurance assessments	888	745	2,848	2,508
Advertising	1,383	1,360	4,082	3,836
Intangible assets amortization	521	196	1,736	594
Other real estate and loan collection expenses	215	730	1,785	2,446
Other noninterest expenses	7,389	5,140	20,590	14,642
TOTAL NONINTEREST EXPENSES	54,211	46,808	160,487	140,220
INCOME BEFORE INCOME TAXES	14,889	8,302	38,406	39,207
Income taxes (includes $93 and $222 of income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013, respectively, and $296 and $1,887 of income tax expense reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013, respectively)	2,916	1,492	8,769	10,289
NET INCOME	11,973	6,810	29,637	28,918
Net income available to noncontrolling interest, net of tax	—	—	—	(64)
NET INCOME ATTRIBUTABLE TO HEARTLAND	11,973	6,810	29,637	28,854
Preferred dividends and discount	(205)	(276)	(613)	(889)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,768	$6,534	$29,024	$27,965
EARNINGS PER COMMON SHARE - BASIC	$0.64	$0.39	$1.57	$1.65
EARNINGS PER COMMON SHARE - DILUTED	$0.63	$0.38	$1.55	$1.63
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$11,973	$6,810	$29,637	$28,918
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	(144)	(4,857)	30,538	(44,394)
Reclassification adjustment for net gain realized in net income	(825)	(1,118)	(2,460)	(6,612)
Net change in non-credit related other than temporary impairment	24	24	72	72
Income taxes	372	2,229	(11,110)	19,036
Other comprehensive income (loss) on securities	(573)	(3,722)	17,040	(31,898)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	317	(366)	(758)	733
Reclassification adjustment for net loss on derivatives realized in net income	577	523	1,671	1,552
Income taxes	(334)	(54)	(341)	(847)
Other comprehensive income on cash flow hedges	560	103	572	1,438
Other comprehensive income (loss)	(13)	(3,619)	17,612	(30,460)
Comprehensive income (loss)	11,960	3,191	47,249	(1,542)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(64)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HEARTLAND	$11,960	$3,191	$47,249	$(1,606)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,637	$28,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,041	12,599
Provision for loan and lease losses	11,635	7,648
Net amortization of premium on securities	18,993	22,417
Securities gains, net	(2,460)	(6,612)
(Increase) decrease in trading account securities	1,801	(839)
Stock based compensation	2,683	1,538
Write downs and losses on repossessed assets	1,365	2,440
Loans originated for sale	(694,622)	(1,203,402)
Proceeds on sales of loans held for sale	665,837	1,262,488
Net gains on sales of loans held for sale	(17,604)	(24,247)
(Increase) decrease in accrued interest receivable	(603)	94
(Increase) decrease in prepaid expenses	(857)	8,645
Decrease in accrued interest payable	(1,176)	(843)
Capitalization of mortgage servicing rights	(5,955)	(10,595)
Valuation adjustment on mortgage servicing rights	—	(496)
Other, net	7,396	(3,825)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,111	95,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(3,605)
Proceeds from the sale of securities available for sale	699,830	343,410
Proceeds from the sale of other investments	10,178	3,760
Proceeds from the maturity of and principal paydowns on securities available for sale	104,089	191,683
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,217	1,982
Proceeds from the maturity of and principal paydowns on other securities	750	—
Purchase of securities available for sale	(543,407)	(541,265)
Purchase of securities held to maturity	(20,944)	—
Purchase of other investments	(8,849)	(4,566)
Net increase in loans and leases	(317,604)	(97,741)
Purchase of bank owned life insurance policies	—	(2,835)
Capital expenditures	(5,738)	(8,442)
Proceeds from the sale of equipment	175	—
Proceeds on sale of OREO and other repossessed assets	14,578	14,304
NET CASH USED BY INVESTING ACTIVITIES	(64,725)	(103,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	100,466	138,415
Net decrease in time deposit accounts	(40,246)	(59,077)
Net decrease in short-term borrowings	(60,451)	(578)
Proceeds from other borrowings	5,000	160
Repayments of other borrowings	(20,596)	(66,647)
Purchase of noncontrolling interest	—	(2,798)
Purchase of treasury stock	(625)	(1,601)
Proceeds from issuance of common stock	662	2,360
Excess tax benefits on exercised stock options	119	68
Dividends paid	(6,149)	(5,961)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(21,820)	4,341
Net decrease in cash and cash equivalents	(57,434)	(3,046)
Cash and cash equivalents at beginning of year	125,270	168,054
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,836	$165,008
Supplemental disclosures:
Cash paid for income/franchise taxes	$2,632	$4,819
Cash paid for interest	$26,925	$27,263
Loans transferred to OREO	$6,528	$13,318
Purchases of securities available for sale, accrued, not paid	$2,089	$7,540

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				28,854	(30,460)		64	(1,542)
Preferred, $10.89 per share				(889)				(889)
Common, $0.30 per share				(5,072)				(5,072)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 59,174 shares of common stock						(1,601)		(1,601)
Issuance of 182,392 shares of common stock		125	744			1,559		2,428
Commitments to issue common stock			1,538					1,538
Balance at September 30, 2013	$81,698	$16,953	$52,641	$259,172	$(13,819)	$(42)	$—	$396,603
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Comprehensive income				29,637	17,612			47,249
Cash dividends declared:
Preferred, $7.50 per share				(613)				(613)
Common, $0.30 per share				(5,536)				(5,536)
Purchase of 24,042 shares of common stock						(625)		(625)
Issuance of 102,349 shares of common stock		78	78			625		781
Commitments to issue common stock			2,683					2,683
Balance at September 30, 2014	$81,698	$18,477	$94,393	$288,555	$276	$—	$—	$483,399

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2014, are not necessarily indicative of the results expected for the year ending December 31, 2014.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three month and nine months ended September 30, 2014 and 2013, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2014	2013
Net income attributable to Heartland	$11,973	$6,810
Preferred dividends and discount	(205)	(276)
Net income available to common stockholders	$11,768	$6,534
Weighted average common shares outstanding for basic earnings per share	18,469	16,936
Assumed incremental common shares issued for common stock equivalents	284	285
Weighted average common shares for diluted earnings per share	18,753	17,221
Earnings per common share — basic	$0.64	$0.39
Earnings per common share — diluted	$0.63	$0.38
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	94	105

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2014	2013
Net income attributable to Heartland	$29,637	$28,854
Preferred dividends and discount	(613)	(889)
Net income available to common stockholders	$29,024	$27,965
Weighted average common shares outstanding for basic earnings per share	18,456	16,904
Assumed incremental common shares issued for common stock equivalents	287	279
Weighted average common shares for diluted earnings per share	18,743	17,183
Earnings per common share — basic	$1.57	$1.65
Earnings per common share — diluted	$1.55	$1.63
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	94	105

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 368,026 shares of common stock at September 30, 2014, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $119,000 and $68,000 during the nine months ended September 30, 2014, and 2013, respectively.

Restricted Stock Units

The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). On March 11, 2014, the Compensation Committee granted time-based RSUs with respect to 67,190 shares of common stock and on January 22, 2013, granted time-based RSUs with respect to 72,595 shares of common stock, to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs granted in 2014 vest upon a "qualified retirement" (as defined in the RSU agreement) while the RSUs granted in 2013 allow the Compensation Committee to exercise its discretion to provide for vesting upon retirement. In both cases, the retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2014, and 2013, 33,304 and 13,100 RSUs, respectively, were granted to directors and new employees.

A summary of the status of the RSUs as of September 30, 2014 and 2013, and changes during the nine months ended September 30, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,070	$18.62	348,897	$15.75
Granted	133,139	26.65	126,685	26.92
Vested	(74,521)	16.95	(43,388)	17.00
Forfeited	(7,483)	20.22	(57,982)	19.08
Outstanding at September 30	404,205	$21.44	374,212	$19.02

Total compensation costs recorded for RSUs were $2.7 million and $1.5 million for the nine months ended September 30, 2014, and 2013, respectively. As of September 30, 2014, there were $3.6 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first nine months of 2014 and 2013. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of September 30, 2014 and 2013, and changes during the nine months ended September 30, 2014 and 2013, follows:

	2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	261,936	$23.60	377,907	$22.62
Granted	—	—	—	—
Exercised	(9,750)	19.67	(68,586)	19.54
Forfeited	(7,000)	26.62	(1,800)	26.68
Outstanding at September 30	245,186	$23.67	307,521	$23.28
Options exercisable at September 30	245,186	$23.67	307,521	$23.28

At September 30, 2014, the vested options totaled 245,186 shares with a weighted average exercise price of $23.67 per share and a weighted average remaining contractual life of 2.25 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of September 30, 2014, was $594,000. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2014, was $41,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $192,000 for the nine months ended September 30, 2014, and $1.3 million for the nine months ended September 30, 2013.

Total compensation costs recorded for options were $0 and $10,000 for the nine months ended September 30, 2014, and 2013, respectively. There are no unrecorded compensation costs related to options at September 30, 2014.

Subsequent Events

On October 22, 2014, Heartland entered into a merger agreement with Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. As of September 30, 2014, Community Bank & Trust had assets of approximately $525.0 million, including loans of $410.0 million. Under the merger agreement, and subject to shareholder and regulatory approval, Community Banc-Corp of Sheboygan, Inc. will merge into Heartland, and the shareholders of Community Banc-Corp of Sheboygan, Inc. will receive Heartland common stock. The aggregate purchase price will be based upon 155% of adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. prior to closing. Heartland estimates the purchase price at approximately $52.0 million. The merger agreement also provides that Community Bank & Trust will simultaneously merge into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction, expected to close in the first quarter of 2015, is intended to be a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

Heartland has entered into an agreement to sell one branch of its Morrill & Janes Bank and Trust Company subsidiary. The branch sale is expected to close on November 7, 2014. The branch had loans of approximately $9.0 million and deposits of $28.0 million at September 30, 2014. The anticipated premium on the branch sale is 2% of average deposits.

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

In August 2014, the FASB issued ASU 2014-14, "Receivables-Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." The amendment clarifies how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. The amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separate from the loan before foreclosure, and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered for the guarantor. This amendment is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

Reclassifications

In the first quarter of 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. The reclassification is presented in both the current and prior reporting periods. For the three and nine months ended September 30, 2013, $3.4 million and $10.6 million, respectively, were reclassified from loan servicing income to gain on sale of loans held for sale.

During the first quarter of 2014, Heartland revised the classification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a specific noninterest income classification. This reclassification is presented in both the current and prior reporting periods. For the three and nine months ended September 30, 2013, losses of $339,000 and $2.4 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. This reclassification results in other real estate and loan collection expenses for the three and nine months ended September 30, 2013, decreasing from $1.1 million and $4.9 million as previously reported to $730,000 and $2.4 million, respectively.

These reclassifications do not have a material impact on Heartland's financial statements and do not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
U.S. government corporations and agencies	$13,884	$74	$(12)	$13,946
Mortgage-backed securities	1,166,166	10,403	(11,692)	1,164,877
Obligations of states and political subdivisions	180,998	5,680	(867)	185,811
Total debt securities	1,361,048	16,157	(12,571)	1,364,634
Equity securities	5,021	48	—	5,069
Total	$1,366,069	$16,205	$(12,571)	$1,369,703
December 31, 2013
U.S. government corporations and agencies	$220,157	$147	$(2,001)	$218,303
Mortgage-backed securities	1,156,983	9,538	(22,574)	1,143,947
Obligations of states and political subdivisions	277,320	1,706	(12,402)	266,624
Total debt securities	1,654,460	11,391	(36,977)	1,628,874
Equity securities	4,996	32	—	5,028
Total	$1,659,456	$11,423	$(36,977)	$1,633,902

At both September 30, 2014, and December 31, 2013, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Mortgage-backed securities	$5,805	$263	$(533)	$5,535
Obligations of states and political subdivisions	249,507	12,914	(1,315)	261,106
Total	$255,312	$13,177	$(1,848)	$266,641
December 31, 2013
Mortgage-backed securities	$5,973	$199	$(321)	$5,851
Obligations of states and political subdivisions	231,525	5,801	(5,740)	231,586
Total	$237,498	$6,000	$(6,061)	$237,437

At September 30, 2014, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $445,000 of non-credit related OTTI. At December 31, 2013, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $517,000 of non-credit related OTTI.

Approximately 97% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$8,440	$8,525
Due in 1 to 5 years	19,027	19,184
Due in 5 to 10 years	83,717	86,936
Due after 10 years	83,698	85,112
Total debt securities	194,882	199,757
Mortgage-backed securities	1,166,166	1,164,877
Equity securities	5,021	5,069
Total investment securities	$1,366,069	$1,369,703

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2014, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	13,062	13,910
Due in 5 to 10 years	47,769	50,227
Due after 10 years	188,676	196,969
Total debt securities	249,507	261,106
Mortgage-backed securities	5,805	5,535
Total investment securities	$255,312	$266,641

Gross gains and losses realized related to the sales of securities available for sale for the three and nine months ended September 30, 2014, and 2013, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$189,939	$127,475	$699,830	$343,410
Gross security gains	1,101	1,420	4,547	7,703
Gross security losses	276	302	2,087	1,091

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2014, and December 31, 2013. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2013, and December 31, 2012, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. government corporations and agencies	$—	$—	$978	$(12)	$978	$(12)
Mortgage-backed securities	514,918	(5,627)	296,255	(6,065)	811,173	(11,692)
Obligations of states and political subdivisions	886	(6)	42,344	(861)	43,230	(867)
Total temporarily impaired securities	$515,804	$(5,633)	$339,577	$(6,938)	$855,381	$(12,571)
December 31, 2013
U.S. government corporations and agencies	$196,345	$(2,001)	$—	$—	$196,345	$(2,001)
Mortgage-backed securities	640,684	(17,064)	118,229	(5,510)	758,913	(22,574)
Obligations of states and political subdivisions	196,987	(11,452)	10,714	(950)	207,701	(12,402)
Total temporarily impaired securities	$1,034,016	$(30,517)	$128,943	$(6,460)	$1,162,959	$(36,977)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Mortgage-backed securities	$—	$—	$2,861	$(533)	$2,861	$(533)
Obligations of states and political subdivisions	1,577	(390)	36,412	(925)	37,989	(1,315)
Total temporarily impaired securities	$1,577	$(390)	$39,273	$(1,458)	$40,850	$(1,848)
December 31, 2013
Mortgage-backed securities	$2,170	$(319)	$834	$(2)	$3,004	$(321)
Obligations of states and political subdivisions	47,175	(3,508)	21,505	(2,232)	68,680	(5,740)
Total temporarily impaired securities	$49,345	$(3,827)	$22,339	$(2,234)	$71,684	$(6,061)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended September 30, 2014, or December 31, 2013.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Accretion of non-credit related impairment	(24)	(24)	(72)	(72)
Total changes to AOCI for non-credit related impairment	(24)	(24)	(72)	(72)
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)	$(72)	$(72)

Heartland has not experienced any OTTI writedowns since the initial impairment charge in 2012.

Included in other securities at September 30, 2014 and December 31, 2013, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle, and Topeka at an amortized cost of $14.3 million and $15.6 million, respectively.

NOTE 3: LOANS AND LEASES

Loans and leases as of September 30, 2014, and December 31, 2013, were as follows, in thousands:

	September 30, 2014	December 31, 2013
Loans and leases receivable held to maturity:
Commercial	$1,024,712	$950,197
Commercial real estate	1,684,832	1,529,683
Agricultural and agricultural real estate	404,423	376,735
Residential real estate	360,309	349,349
Consumer	326,148	294,145
Gross loans and leases receivable held to maturity	3,800,424	3,500,109
Unearned discount	(98)	(168)
Deferred loan fees	(2,021)	(2,989)
Total net loans and leases receivable held to maturity	3,798,305	3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	1,188	2,314
Agricultural and agricultural real estate	573	543
Residential real estate	1,762	2,280
Consumer	327	612
Total loans covered under loss share agreements	3,850	5,749
Allowance for loan and lease losses	(41,698)	(41,685)
Loans and leases receivable, net	$3,760,457	$3,461,016

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprise approximately 22% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at September 30, 2014, and December 31, 2013, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2014.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2014
Commercial	$451	$10,904	$11,355	$8,278	$1,016,434	$1,024,712
Commercial real estate	1,176	14,969	16,145	33,280	1,651,552	1,684,832
Agricultural and agricultural real estate	67	3,049	3,116	5,689	398,734	404,423
Residential real estate	424	3,199	3,623	8,187	352,122	360,309
Consumer	1,287	5,966	7,253	6,150	319,998	326,148
Unallocated	—	206	206	—	—	—
Total	$3,405	$38,293	$41,698	$61,584	$3,738,840	$3,800,424
December 31, 2013
Commercial	$2,817	$10,282	$13,099	$14,644	$935,553	$950,197
Commercial real estate	818	13,334	14,152	28,299	1,501,384	1,529,683
Agricultural and agricultural real estate	756	2,236	2,992	16,667	360,068	376,735
Residential real estate	605	3,115	3,720	7,214	342,135	349,349
Consumer	1,721	6,001	7,722	5,137	289,008	294,145
Unallocated	—	—	—	—	—	—
Total	$6,717	$34,968	$41,685	$71,961	$3,428,148	$3,500,109

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at September 30, 2014, and December 31, 2013, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at September 30, 2014, and December 31, 2013.

	September 30, 2014	December 31, 2013
Nonaccrual loans	$25,802	$29,313
Nonaccrual troubled debt restructured loans	4,328	13,081
Total nonaccrual loans	$30,130	$42,394
Accruing loans past due 90 days or more	$—	$24
Performing troubled debt restructured loans	$11,994	$19,353

The following tables provide information on troubled debt restructured loans that were modified during the three and nine months ended September 30, 2014, and September 30, 2013, dollars in thousands:

	Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	1	60	60	—	—	—
Residential real estate	—	—	—	1	65	65
Consumer	—	—	—	—	—	—
Total	1	$60	$60	1	$65	$65

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	3	$17,873	$17,873
Commercial real estate	1	298	298	—	—	—
Total commercial and commercial real estate	1	298	298	3	17,873	17,873
Agricultural and agricultural real estate	3	3,417	3,417	3	2,576	2,576
Residential real estate	1	38	38	4	762	762
Consumer	—	—	—	1	166	166
Total	5	$3,753	$3,753	11	$21,377	$21,377

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At September 30, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months and nine months ended September 30, 2014, and September 30, 2013, in thousands, that had been modified during the twelve month period prior to the default:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$13,000
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	13,000
Agricultural and agricultural real estate	1	60	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$60	1	$13,000

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	2	$17,670
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	2	17,670
Agricultural and agricultural real estate	1	60	—	—
Residential real estate	—	—	2	167
Consumer	—	—	—	—
Total	1	$60	4	$17,837

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2014, Heartland had no loans classified as doubtful or loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at September 30, 2014, and December 31, 2013, in thousands:

	Pass	Nonpass	Total
September 30, 2014
Commercial	$913,923	$110,789	$1,024,712
Commercial real estate	1,536,940	147,892	1,684,832
Total commercial and commercial real estate	2,450,863	258,681	2,709,544
Agricultural and agricultural real estate	377,733	26,690	404,423
Residential real estate	341,984	18,325	360,309
Consumer	316,609	9,539	326,148
Total gross loans and leases receivable held to maturity	$3,487,189	$313,235	$3,800,424
December 31, 2013
Commercial	$871,825	$78,372	$950,197
Commercial real estate	1,390,820	138,863	1,529,683
Total commercial and commercial real estate	2,262,645	217,235	2,479,880
Agricultural and agricultural real estate	335,821	40,914	376,735
Residential real estate	333,161	16,188	349,349
Consumer	284,148	9,997	294,145
Total gross loans and leases receivable held to maturity	$3,215,775	$284,334	$3,500,109

The nonpass category in the table above is comprised of approximately 69% special mention and 31% substandard as of September 30, 2014. The percent of nonpass loans on nonaccrual status as of September 30, 2014, was 9%. As of December 31, 2013, the nonpass category in the table above was comprised of approximately 59% special mention, 38% substandard, and 3% doubtful. The percent of nonpass loans on nonaccrual status as of December 31, 2013, was 15%. Loans delinquent 30 to 89 days as a percent of total loans were 0.32% at September 30, 2014, compared to 0.30% at December 31, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at September 30, 2014, and December 31, 2013, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
September 30, 2014
Commercial	$5,163	$124	$—	$5,287	$1,013,124	$6,301	$1,024,712
Commercial real estate	941	101	—	1,042	1,670,756	13,034	1,684,832
Total commercial and commercial real estate	6,104	225	—	6,329	2,683,880	19,335	2,709,544
Agricultural and agricultural real estate	89	—	—	89	402,319	2,015	404,423
Residential real estate	1,626	120	—	1,746	352,362	6,201	360,309
Consumer	2,915	990	—	3,905	319,664	2,579	326,148
Total gross loans and leases receivable held to maturity	$10,734	$1,335	$—	$12,069	$3,758,225	$30,130	$3,800,424
December 31, 2013
Commercial	$697	$741	$—	$1,438	$935,508	$13,251	$950,197
Commercial real estate	3,042	199	24	3,265	1,511,618	14,800	1,529,683
Total commercial and commercial real estate	3,739	940	24	4,703	2,447,126	28,051	2,479,880
Agricultural and agricultural real estate	818	—	—	818	369,907	6,010	376,735
Residential real estate	1,199	56	—	1,255	342,735	5,359	349,349
Consumer	2,624	1,089	—	3,713	287,458	2,974	294,145
Total gross loans and leases receivable held to maturity	$8,380	$2,085	$24	$10,489	$3,447,226	$42,394	$3,500,109

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at September 30, 2014, and December 31, 2013; the outstanding loan balance recorded on the consolidated balance sheets at September 30, 2014, and December 31, 2013; any related allowance recorded for those loans as of September 30, 2014, and December 31, 2013; the average outstanding loan balance recorded on the consolidated balance sheets during the three months and nine months ended September 30, 2014, and year ended December 31, 2013; and the interest income recognized on the impaired loans during the three months and nine months ended September 30, 2014, and year ended December 31, 2013, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
September 30, 2014
Impaired loans with a related allowance:
Commercial	$4,751	$4,675	$451	$6,960	$—	$7,022	$10
Commercial real estate	4,092	3,832	1,176	11,645	7	6,294	40
Total commercial and commercial real estate	8,843	8,507	1,627	18,605	7	13,316	50
Agricultural and agricultural real estate	3,368	3,368	67	4,021	12	4,176	67
Residential real estate	2,024	1,939	424	6,308	8	3,604	17
Consumer	4,339	4,330	1,287	5,489	21	4,710	81
Total loans held to maturity	$18,574	$18,144	$3,405	$34,423	$48	$25,806	$215
Impaired loans without a related allowance:
Commercial	$4,222	$3,603	$—	$2,620	$20	$3,519	$60
Commercial real estate	33,626	29,448	—	23,937	595	23,325	883
Total commercial and commercial real estate	37,848	33,051	—	26,557	615	26,844	943
Agricultural and agricultural real estate	3,749	2,321	—	2,100	3	3,731	10
Residential real estate	6,616	6,248	—	6,449	—	6,055	64
Consumer	1,820	1,820	—	1,627	17	1,722	34
Total loans held to maturity	$50,033	$43,440	$—	$36,733	$635	$38,352	$1,051
Total impaired loans held to maturity:
Commercial	$8,973	$8,278	$451	$9,580	$20	$10,541	$70
Commercial real estate	37,718	33,280	1,176	35,582	602	29,619	923
Total commercial and commercial real estate	46,691	41,558	1,627	45,162	622	40,160	993
Agricultural and agricultural real estate	7,117	5,689	67	6,121	15	7,907	77
Residential real estate	8,640	8,187	424	12,757	8	9,659	81
Consumer	6,159	6,150	1,287	7,116	38	6,432	115
Total impaired loans held to maturity	$68,607	$61,584	$3,405	$71,156	$683	$64,158	$1,266

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2013
Impaired loans with a related allowance:
Commercial	$7,901	$7,901	$2,817	$5,343	$38
Commercial real estate	9,164	8,909	818	7,686	282
Total commercial and commercial real estate	17,065	16,810	3,635	13,029	320
Agricultural and agricultural real estate	13,818	13,818	756	7,537	354
Residential real estate	2,460	2,460	605	3,179	13
Consumer	3,485	3,485	1,721	3,490	100
Total loans held to maturity	$36,828	$36,573	$6,717	$27,235	$787
Impaired loans without a related allowance:
Commercial	$7,724	$6,743	$—	$9,394	$89
Commercial real estate	24,830	19,390	—	25,676	538
Total commercial and commercial real estate	32,554	26,133	—	35,070	627
Agricultural and agricultural real estate	2,849	2,849	—	9,985	189
Residential real estate	5,345	4,754	—	4,198	80
Consumer	1,652	1,652	—	1,515	37
Total loans held to maturity	$42,400	$35,388	$—	$50,768	$933
Total impaired loans held to maturity:
Commercial	$15,625	$14,644	$2,817	$14,737	$127
Commercial real estate	33,994	28,299	818	33,362	820
Total commercial and commercial real estate	49,619	42,943	3,635	48,099	947
Agricultural and agricultural real estate	16,667	16,667	756	17,522	543
Residential real estate	7,805	7,214	605	7,377	93
Consumer	5,137	5,137	1,721	5,005	137
Total impaired loans held to maturity	$79,228	$71,961	$6,717	$78,003	$1,720

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

The carrying amount of the loans covered by these loss share agreements at September 30, 2014, and December 31, 2013, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	September 30, 2014			December 31, 2013
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$—	$1,188	$1,188	$549	$1,765	$2,314
Agricultural and agricultural real estate	—	573	573	—	543	543
Residential real estate	—	1,762	1,762	—	2,280	2,280
Consumer loans	266	61	327	538	74	612
Total Covered Loans	$266	$3,584	$3,850	$1,087	$4,662	$5,749

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At September 30, 2014, and December 31, 2013, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at September 30, 2014, and December 31, 2013.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

NOTE 4: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2014, and September 30, 2013, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892
Charge-offs	(875)	(295)	(338)	(21)	(1,120)	—	(2,649)
Recoveries	145	539	5	29	184	—	902
Provision	158	1,221	661	(200)	673	40	2,553
Balance at September 30, 2014	$11,355	$16,145	$3,116	$3,623	$7,253	$206	$41,698

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(7,940)	(1,379)	(1,974)	(225)	(3,189)	—	(14,707)
Recoveries	552	1,833	9	85	606	—	3,085
Provision	5,644	1,539	2,089	43	2,114	206	11,635
Balance at September 30, 2014	$11,355	$16,145	$3,116	$3,623	$7,253	$206	$41,698

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at June 30, 2013	$9,436	$13,671	$3,055	$3,580	$7,881	$—	$37,623
Charge-offs	(163)	(630)	—	(450)	(1,270)	—	(2,513)
Recoveries	78	514	1	76	383	—	1,052
Provision	3,745	488	(240)	331	825	—	5,149
Balance at September 30, 2013	$13,096	$14,043	$2,816	$3,537	$7,819	$—	$41,311

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$—	$38,715
Charge-offs	(1,422)	(2,561)	(23)	(856)	(3,488)	—	(8,350)
Recoveries	983	1,279	100	102	834	—	3,298
Provision	2,147	852	601	748	3,300	—	7,648
Balance at September 30, 2013	$13,096	$14,043	$2,816	$3,537	$7,819	$—	$41,311

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

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $35.6 million at both September 30, 2014, and December 31, 2013. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2014, and December 31, 2013, are presented in the table below, in thousands:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$21,069	$12,049	$9,020	$21,069	$10,345	$10,724
Mortgage servicing rights	36,193	12,228	23,965	32,160	10,372	21,788
Customer relationship intangible	1,177	763	414	1,177	730	447
Total	$58,439	$25,040	$33,399	$54,406	$21,447	$32,959

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Three months ending December 31, 2014	$476	$1,424	$11	$1,911
Year ending December 31,
2015	1,780	5,635	42	7,457
2016	1,575	4,830	41	6,446
2017	1,393	4,025	40	5,458
2018	1,232	3,220	39	4,491
2019	1,056	2,415	38	3,509
Thereafter	1,508	2,416	203	4,127

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2014. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.36 billion and $3.05 billion as of September 30, 2014, and December 31, 2013, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $33.3 million at September 30, 2014, and $32.0 million at December 31, 2013.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both September 30, 2014, and December 31, 2013, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 11.00% and 9.65% for the September 30, 2014, and December 31, 2013, valuations, respectively. The discount rate was 9.68% and 10.15% for the September 30, 2014 and December 31, 2013, valuations, respectively. The average capitalization rate for the first nine months of 2014 ranged from 0.75% to 1.39% compared to 0.79% and 1.39% for 2013. Fees collected for the servicing of mortgage loans for others were $6.4 million and $4.9 million for the nine months ended September 30, 2014, and September 30, 2013, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2014 and 2013:

	2014	2013
Balance at January 1	$21,788	$15,653
Originations	5,955	10,595
Amortization	(3,778)	(5,548)
Valuation adjustment	—	496
Balance at September 30	$23,965	$21,196
Fair value of mortgage servicing rights	$33,260	$31,179
Mortgage servicing rights, net to servicing portfolio	0.71%	0.73%

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $3.8 million and $5.4 million of cash as collateral at September 30, 2014, and December 31, 2013, respectively. Heartland's counterparties were required to pledge $0 and $540,000 at September 30, 2014, and December 31, 2013, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2014, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income (loss) to interest expense totaling $1.7 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $2.3 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2014, and December 31, 2013, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2014
Interest rate swap	$10,713	$(295)	Other Liabilities	2.904%	5.140%	04/20/2016
Interest rate swap	25,000	(117)	Other Liabilities	0.235%	2.255%	03/17/2021
Interest rate swap	20,000	(1,120)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,579)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	48	Other Assets	0.235%	1.674%	03/26/2019
Interest rate swap	10,000	48	Other Assets	0.235%	1.658%	03/18/2019
December 31, 2013
Interest rate swap	$11,719	$(457)	Other Liabilities	2.917%	5.140%	04/20/2016
Interest rate swap	25,000	(146)	Other Liabilities	0.244%	2.580%	03/17/2014
Interest rate swap	20,000	(1,507)	Other Liabilities	0.239%	3.220%	03/01/2017
Interest rate swap	20,000	(1,587)	Other Liabilities	0.243%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2014, and September 30, 2013, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2014
Interest rate swap	$68	Interest Expense	$(63)	Other Income	$—
Interest rate swap	193	Interest Expense	(129)	Other Income	—
Interest rate swap	208	Interest Expense	(153)	Other Income	—
Interest rate swap	248	Interest Expense	(158)	Other Income	—
Interest rate swap	89	Interest Expense	(37)	Other Income	—
Interest rate swap	88	Interest Expense	(37)	Other Income	—
Interest rate swap	—	Interest Expense	—	Other Income	—

Nine Months Ended September 30, 2014
Interest rate swap	$162	Interest Expense	$(192)	Other Income	$—
Interest rate swap	(117)	Interest Expense	(258)	Other Income	—
Interest rate swap	387	Interest Expense	(455)	Other Income	—
Interest rate swap	8	Interest Expense	(473)	Other Income	—
Interest rate swap	48	Interest Expense	(74)	Other Income	—
Interest rate swap	48	Interest Expense	(73)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—

Three Months Ended September 30, 2013
Interest rate swap	$27	Interest Expense	$(69)	Other Income	$—
Interest rate swap	138	Interest Expense	(147)	Other Income	—
Interest rate swap	7	Interest Expense	(151)	Other Income	—
Interest rate swap	(15)	Interest Expense	(156)	Other Income	—

Nine Months Ended September 30, 2013
Interest rate swap	$203	Interest Expense	$(210)	Other Income	$—
Interest rate swap	419	Interest Expense	(436)	Other Income	—
Interest rate swap	548	Interest Expense	(446)	Other Income	—
Interest rate swap	1,115	Interest Expense	(460)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at September 30, 2014, and December 31, 2013, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2014
Interest rate lock commitments (mortgage)	Other Assets	$103,933	$3,291
Forward commitments	Other Assets	114,988	222
Forward commitments	Other Liabilities	179,044	(623)
December 31, 2013
Interest rate lock commitments (mortgage)	Other Assets	$63,370	$1,809
Forward commitments	Other Assets	117,637	1,206
Forward commitments	Other Liabilities	53,277	(133)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2014, and September 30, 2013, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
Three Months Ended September 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(1,924)
Forward commitments	Gains on sale of loans held for sale	1,505

Nine Months Ended September 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,393
Forward commitments	Gains on sale of loans held for sale	(1,474)

Three Months Ended September 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$5,219
Forward commitments	Gains on sale of loans held for sale	(11,430)

Nine Months Ended September 30, 2013
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(6,047)
Forward commitments	Gains on sale of loans held for sale	(1,289)

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, and December 31, 2013, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Assets
Trading securities	$—	$—	$—	$—
Securities available for sale
U.S. government corporations and agencies	13,946	2,536	11,410	—
Mortgage-backed securities	1,164,877	—	1,160,029	4,848
Obligations of states and political subdivisions	185,811	—	185,811	—
Equity securities	5,069	—	5,069	—
Derivative financial instruments	96	—	96	—
Interest rate lock commitments	3,291	—	—	3,291
Forward commitments	222	—	222	—
Total assets at fair value	$1,373,312	$2,536	$1,362,637	$8,139
Liabilities
Derivative financial instruments	$3,111	$—	$3,111	$—
Forward commitments	623	—	623	—
Total liabilities at fair value	$3,734	$—	$3,734	$—
December 31, 2013
Assets
Trading securities	$1,801	$1,801	$—	$—
Securities available for sale
U.S. government corporations and agencies	218,303	4,084	214,219	—
Mortgage-backed securities	1,143,947	—	1,140,649	3,298
Obligations of states and political subdivisions	266,624	—	266,624	—
Equity securities	5,028	—	5,028	—
Interest rate lock commitments	1,809	—	—	1,809
Forward commitments	1,206	—	1,206	—
Total assets at fair value	$1,638,718	$5,885	$1,627,726	$5,107
Liabilities
Derivative financial instruments	$3,697	$—	$3,697	$—
Forward commitments	133	—	133	—
Total liabilities at fair value	$3,830	$—	$3,830	$—

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

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,545	$—	$—	$1,545	$112
Commercial real estate	7,058	—	—	7,058	470
Agricultural and agricultural real estate	827	—	—	827	1,428
Residential real estate	2,503	—	—	2,503	—
Consumer	3,043	—	—	3,043	9
Total collateral dependent impaired loans	$14,976	$—	$—	$14,976	$2,019
Other real estate owned	$20,475	$—	$—	$20,475	$1,365

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$7,229	$—	$—	$7,229	$919
Commercial real estate	7,749	—	—	7,749	1,881
Agricultural and agricultural real estate	13,062	—	—	13,062	—
Residential real estate	3,396	—	—	3,396	—
Consumer	1,763	—	—	1,763	—
Total collateral dependent impaired loans	$33,199	$—	$—	$33,199	$2,800
Other real estate owned	$29,852	$—	$—	$29,852	$2,799

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at 9/30/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,848	Discounted cash flows	Pretax discount rate	6.50 - 8.00%
			Actual defaults	12.71-20.14% (15.52%)
			Actual deferrals	6.25-22.35% (11.32%)
Interest rate lock commitments	3,291	Discounted cash flows	Closing ratio	(1)

Collateral dependent impaired loans:
Commercial	1,545	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	7,058	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	827	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	2,503	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	3,043	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Other real estate owned	20,475	Modified appraised value	Third party appraisal	(2)
			Appraisal discount

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at September 30, 2014 was 84%.

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
			Appraisal discount

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at December 31, 2013 was 87%.

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis is summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance at January 1,	$3,298	$4,089
Total gains (losses):
Included in earnings	—	(1,587)
Included in other comprehensive income	1,669	826
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	(119)	(30)
Settlements	—	—
Balance at period end	$4,848	$3,298

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance at January 1,	$1,809	$9,353
Total gains (losses) included in earnings	3,393	(10,518)
Issuances	1,798	9,821
Settlements	(3,709)	(6,847)
Balance at period end	$3,291	$1,809

Gains included in gains (losses) on sales of loans held for sale attributable to interest rate lock commitments held at September 30, 2014, and December 31, 2013, were $3.3 million and $1.8 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2014, and December 31, 2013, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$67,836	$67,836	$67,836	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Trading	—	—	—	—	—
Available for sale	1,369,703	1,369,703	2,536	1,362,319	4,848
Held to maturity	255,312	266,641	—	266,641	—
Other investments	20,514	20,514	—	20,279	235
Loans held for sale	93,054	93,054	—	93,054	—
Loans, net:
Commercial	1,012,918	1,004,481	—	1,002,936	1,545
Commercial real estate	1,668,969	1,682,042	—	1,674,984	7,058
Agricultural and agricultural real estate	401,785	388,171	—	387,344	827
Residential real estate	357,658	329,916	—	327,413	2,503
Consumer	319,126	312,399	—	309,356	3,043
Total Loans, net	3,760,456	3,717,009	—	3,702,033	14,976
Derivative financial instruments	96	96	—	96	—
Interest rate lock commitments	3,291	3,291	—	—	3,291
Forward commitments	222	222	—	222	—
Financial liabilities:
Deposits
Demand deposits	1,274,439	1,274,439	—	1,274,439	—
Savings deposits	2,599,850	2,599,850	—	2,599,850	—
Time deposits	852,430	852,430	—	852,430	—
Short term borrowings	348,305	348,305	—	348,305	—
Other borrowings	334,513	339,338	—	339,338	—
Derivative financial instruments	3,111	3,111	—	3,111	—
Forward commitments	623	623	—	623	—

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$125,270	$125,270	$125,270	$—	$—
Securities:
Trading	1,801	1,801	1,801	—	—
Available for sale	1,633,902	1,633,902	4,084	1,626,520	3,298
Held to maturity	237,498	237,437	—	237,437	—
Other investments	21,843	21,843	—	21,608	235
Loans held for sale	46,665	46,665	—	46,665	—
Loans, net:
Commercial	936,305	930,501	—	923,272	7,229
Commercial real estate	1,516,352	1,512,773	—	1,505,024	7,749
Agricultural and agricultural real estate	374,203	378,086	—	365,024	13,062
Residential real estate	347,266	335,362	—	331,966	3,396
Consumer	286,890	273,139	—	271,376	1,763
Total Loans, net	3,461,016	3,429,861	—	3,396,662	33,199
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	1,809	1,809	—	—	1,809
Forward commitments	1,206	1,206	—	1,206	—
Financial liabilities:
Deposits
Demand deposits	1,238,581	1,238,581	—	1,238,581	—
Savings deposits	2,535,242	2,535,242	—	2,535,242	—
Time deposits	892,676	892,676	—	892,676	—
Short term borrowings	408,756	408,756	—	408,756	—
Other borrowings	350,109	355,923	—	355,923	—
Derivative financial instruments	3,697	3,697	—	3,697	—
Forward commitments	133	133	—	133	—

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

NOTE 8: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three and nine month periods ended September 30, 2014, and 2013, in thousands.

	Three Months Ended September 30,
	2014			2013
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$50,790	$701	$51,491	$39,292	$588	$39,880
Provision for loan losses	2,553	—	2,553	5,149	—	5,149
Total noninterest income	11,124	9,038	20,162	11,971	8,408	20,379
Total noninterest expense	42,784	11,427	54,211	35,511	11,297	46,808
Income (loss) before taxes	$16,577	$(1,688)	$14,889	$10,603	$(2,301)	$8,302
Average Loans, for the period	$3,736,917	$75,301	$3,812,218	$2,867,933	$69,575	$2,937,508
Segment Assets, at period end	$5,817,427	$117,382	$5,934,809	$4,825,781	$86,949	$4,912,730

	Nine Months Ended September 30,
	2014			2013
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$148,930	$1,972	$150,902	$115,968	$1,503	$117,471
Provision for loan losses	11,635	—	11,635	7,648	—	7,648
Total noninterest income	33,720	25,906	59,626	35,190	34,414	69,604
Total noninterest expense	127,743	32,744	160,487	104,199	36,021	140,220
Income (loss) before taxes	$43,272	$(4,866)	$38,406	$39,311	$(104)	$39,207
Average Loans, for the period	$3,629,822	$62,896	$3,692,718	$2,820,418	$86,552	$2,906,970
Segment Assets, at period end	$5,817,427	$117,382	$5,934,809	$4,825,781	$86,949	$4,912,730

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

Net income available to common stockholders was $11.8 million, or $0.63 per diluted common share, for the quarter ended September 30, 2014, compared to $6.5 million, or $0.38 per diluted common share, for the third quarter of 2013. Return on average common equity was 11.86% and return on average assets was 0.79% for the third quarter of 2014, compared to 8.38% and 0.53%, respectively, for the same quarter in 2013.

Positively affecting net income for the quarter as compared to the same quarter last year was a $11.6 million increase in net interest income, largely due to strong loan growth and the acquisition of Morrill & Janes Bank and Trust Company completed during the last quarter of 2013. This improvement was partially offset by a $7.4 million increase in noninterest expenses, primarily due to the added expenses at Morrill & Janes Bank and Trust Company.

Net income available to common stockholders for the first nine months of 2014 was $29.0 million, or $1.55 per diluted common share, compared to $28.0 million, or $1.63 per diluted common share, recorded during the first nine months of 2013. Return on average common equity was 10.21% and return on average assets was 0.67% for the first nine months of 2014, compared to 11.63% and 0.76%, respectively, for the same period in 2013.

Positively affecting net income for the first nine months of 2014 was a $33.4 million or 28% increase in net interest income, largely due to strong loan growth and the acquisition of Morrill & Janes Bank and Trust Company. This improvement was offset by a $11.3 million or 32% decrease in gains on sale of loans held for sale, resulting from weaker mortgage loan volumes, and a $20.3 million or 14% increase in noninterest expenses, primarily due to the added expenses of Morrill & Janes Bank and Trust Company.

Total assets were $5.93 billion at September 30, 2014, an increase of $11.1 million since year-end 2013. Securities represented 28% of total assets at September 30, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $3.80 billion at September 30, 2014, compared to $3.50 billion at year-end 2013, an increase of $301.4 million or 11% annualized, with $103.6 million of this growth occurring in the third quarter, $117.0 million in the second quarter and $80.8 million during the first quarter. All of the loan growth during the first nine months of 2014 was organic, with commercial and commercial real estate loans representing the largest portion.

Total deposits were $4.73 billion as of September 30, 2014, compared to $4.67 billion at year-end 2013, an increase of $60.2 million or 2% annualized. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 27% at September 30, 2014, while higher-cost certificates of deposit as a percentage of total deposits was 18% at September 30, 2014.

Common stockholders' equity was $401.7 million at September 30, 2014, compared to $357.8 million at year-end 2013. Book value per common share was $21.74 at September 30, 2014, compared to $19.44 at year-end 2013. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $1.9 million at September 30, 2014, compared to unrealized losses of $15.1 million at December 31, 2013.

Subsequent to the quarter-end, Heartland entered into a merger agreement with Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the agreement and subject to regulatory and shareholder approvals, Heartland will acquire Community Banc-Corp of Sheboygan, Inc. in an all stock transaction expected to close during the first quarter of 2015. Simultaneous with the closing, Community Bank & Trust will be merged into Heartland's Wisconsin Bank & Trust subsidiary. Community Bank & Trust had total assets of approximately $525.0 million as of September 30, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.96% during the third quarter of 2014 compared to 4.04% during the second quarter of 2014 and 3.81% during the third quarter of 2013. For the first nine months of 2014, net interest margin was 3.97% compared to 3.77% for the first nine months of 2013. Net interest margin during 2014 benefited from loan growth, better asset mix, improved yield on securities and a continued decrease in deposit costs. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

Interest income increased $11.7 million or 24% to $60.1 million in the third quarter of 2014 from the $48.4 million recorded in the third quarter of 2013. After adjustment to add $2.6 million for the third quarter of 2014 and $2.4 million for the third quarter of 2013 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the third quarter of 2014 was $62.7 million compared to $50.8 million in the third quarter of 2013. Interest income increased $32.8 million or 23% to $176.7 million for the first nine months of 2014 from the $143.9 million recorded in the first nine months of 2013. After adjustment to add $7.7 million for the first nine months of 2014 and $7.0 million for the first nine months of 2013 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the first nine months of 2014 was $184.4 million compared to $150.9 million in the first nine months of 2013. These increases in interest income were primarily due to increases in average earning assets combined with small increases in the interest rate earned on those assets. The average interest rate earned on total earning assets was 4.59% during the third quarter of 2014 compared to 4.58% during the third quarter of 2013, and 4.61% during the first nine months of 2014 compared to 4.56% during the first nine months of 2013. Average earning assets increased $1.03 billion or 23% during the third quarter of 2014 compared to the third quarter of 2013, with approximately $816.9 million attributable to the Morrill & Janes Bank and Trust Company acquisition completed during the fourth quarter of 2013. Average earning assets increased $921.8 million or 21% during the first nine months of 2014 compared to the first nine months of 2013, with approximately $810.7 million attributable to the Morrill & Janes Bank and Trust Company. The composition of average earning assets shifted to a more favorable mix as loans, generally a higher-yielding asset, comprised 69% of total average earning assets during the third quarter of 2014 compared to 66% during the third quarter of 2013 and 68% during the first nine months of 2014 compared to 65% during the first nine months of 2013.

Interest expense for the third quarter of 2014 was $8.6 million, an increase of $100,000 or 1% from $8.5 million in the third quarter of 2013. For the first nine months of 2014, interest expense was $25.7 million compared to $26.4 million during the first nine months of 2013, a decrease of $671,000 or 3%. Even though average interest bearing liabilities increased $686.3 million or 20% for the quarter ended September 30, 2014, as compared to the same quarter in 2013, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 16 basis points decreasing from 0.99% in the third quarter of 2013 to 0.83% in the third quarter of 2014. For the nine months ended on September 30, average interest bearing liabilities increased $674.6 million or 20% for 2014 as compared to 2013 and the average interest rate paid on these interest bearing deposits and borrowings declined 19 basis points decreasing from 1.03% in the first nine months of 2013 to 0.84% in the first nine months of 2014. Contributing to these improvements in interest expense was a continued favorable change in the mix of deposits. Average savings balances, the lowest cost interest-bearing deposits, as a percentage of total average interest bearing deposits were 75% during the third quarter of 2014, compared to 71% for the third quarter of 2013 and 75% during the first nine months of 2014 compared to 70% during the first nine months of 2013. The average interest rate paid on savings deposits was 0.31% during the third quarter of 2014 compared to 0.30% during the third quarter of 2013 and the average interest rate paid on time deposits was 1.22% during the third quarter of 2014 compared to 1.59% during the third quarter of 2013. The average interest rate paid on savings deposits was 0.32% during the first nine months of 2014 compared to 0.31% during the first nine months of 2013 and the average interest rate paid on time deposits was 1.19% during the first nine months of 2014 compared to 1.63% during the first nine months of 2013. Management continues to look for opportunities to reduce Heartland's funding costs. The greatest potential resides in the certificates of deposit portfolio with approximately $100 million maturing next quarter at average interest rates around 1.10%. For the past several months, the average renewal interest rate on maturing certificates of deposit has been ranging between 0.40% and 0.50%. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is less flexibility to pay lower rates on these deposits in the future.

Net interest income increased $11.6 million or 29% to $51.5 million in the third quarter of 2014 from the $39.9 million recorded in the third quarter of 2013. Net interest income on a tax-equivalent basis totaled $54.1 million during the third quarter of 2014, an increase of $11.8 million or 28% from the $42.3 million recorded during the third quarter of 2013. For the first nine months of 2014, net interest income increased $33.4 million or 28% to $150.9 million in 2014 from the $117.5 million recorded in 2013. Net interest income on a tax-equivalent basis totaled $158.6 million during the first nine months of 2014, an increase of $34.1 million or 27% from the $124.5 million recorded during the first nine months of 2013.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 35% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon a change in the national prime or LIBOR interest rate. Since approximately 65% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in LIBOR or the national prime interest rate would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 6 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended September 30, 2014 and 2013
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,279,612	$7,547	2.34%	$1,086,302	$4,803	1.75%
Nontaxable(1)	367,791	4,997	5.39	401,083	5,297	5.24
Total securities	1,647,403	12,544	3.02	1,487,385	10,100	2.69
Interest bearing deposits	8,098	6	0.29	9,054	3	0.13
Federal funds sold	344	1	1.15	237	—	—
Loans and leases:(2)
Commercial and commercial real estate(1)	2,656,438	32,249	4.82	2,020,895	25,461	5.00
Residential mortgage	435,965	4,589	4.18	327,185	3,423	4.15
Agricultural and agricultural real estate(1)	398,571	5,030	5.01	327,266	4,274	5.18
Consumer	321,244	6,704	8.28	262,162	6,144	9.30
Fees on loans		1,603	—		1,377	—
Less: allowance for loan and lease losses	(41,727)	—	—	(38,044)	—	—
Net loans and leases	3,770,491	50,175	5.28	2,899,464	40,679	5.57
Total earning assets	5,426,336	62,726	4.59%	4,396,140	50,782	4.58%
Nonearning assets	456,456			505,832
Total assets	$5,882,792			$4,901,972
Interest Bearing Liabilities
Savings	$2,592,630	$2,032	0.31%	$1,985,496	$1,495	0.30%
Time, $100,000 and over	320,849	924	1.14	301,633	1,056	1.39
Other time deposits	534,544	1,699	1.26	517,826	2,218	1.70
Short-term borrowings	316,874	227	0.28	277,041	131	0.19
Other borrowings	334,629	3,741	4.44	331,209	3,623	4.34
Total interest bearing liabilities	4,099,526	8,623	0.83%	3,413,205	8,523	0.99%
Noninterest bearing liabilities
Noninterest bearing deposits	1,262,154			1,056,669
Accrued interest and other liabilities	45,674			40,928
Total noninterest bearing liabilities	1,307,828			1,097,597
Stockholders' Equity	475,438			391,170
Total Liabilities and Stockholders' Equity	$5,882,792			$4,901,972
Net interest income(1)		$54,103			$42,259
Net interest spread(1)			3.76%			3.59%
Net interest income to total earning assets(1)			3.96%			3.81%
Interest bearing liabilities to earning assets	75.55%			77.64%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Nine Months Ended September 30, 2014 and 2013
	2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,303,152	$22,755	2.33%	$1,153,876	$14,174	1.64%
Nontaxable(1)	380,154	15,506	5.45	388,195	15,386	5.30
Total securities	1,683,306	38,261	3.04	1,542,071	29,560	2.56
Interest bearing deposits	7,256	20	0.37	9,216	9	0.13
Federal funds sold	450	1	0.30	672	—	—
Loans and leases:(2)
Commercial and commercial real estate(1)	2,580,868	93,978	4.87	2,000,590	76,288	5.10
Residential mortgage	421,571	13,554	4.30	331,854	10,334	4.16
Agricultural and agricultural real estate(1)	381,406	14,508	5.09	321,671	12,843	5.34
Consumer	308,873	19,372	8.39	252,855	17,894	9.46
Fees on loans	—	4,704	—		4,009	—
Less: allowance for loan and lease losses	(41,249)	—	—	(38,230)	—	—
Net loans and leases	3,651,469	146,116	5.35	2,868,740	121,368	5.66
Total earning assets	5,342,481	184,398	4.61%	4,420,699	150,937	4.56%
Nonearning assets	475,679			486,737
Total assets	$5,818,160			$4,907,436
Interest Bearing Liabilities
Savings	$2,572,492	$6,184	0.32%	$1,986,083	$4,637	0.31%
Time, $100,000 and over	329,976	2,641	1.07	310,333	3,395	1.46
Other time deposits	548,171	5,185	1.26	532,291	6,879	1.73
Short-term borrowings	308,000	655	0.28	250,326	387	0.21
Other borrowings	334,881	11,084	4.43	339,923	11,122	4.37
Total interest bearing liabilities	4,093,520	25,749	0.84%	3,418,956	26,420	1.03%
Noninterest bearing liabilities
Noninterest bearing deposits	1,219,431			1,016,413
Accrued interest and other liabilities	43,346			67,650
Total noninterest bearing liabilities	1,262,777			1,084,063
Stockholders' Equity	461,863			404,417
Total Liabilities and Stockholders' Equity	$5,818,160			$4,907,436
Net interest income(1)		$158,649			$124,517
Net interest spread(1)			3.77%			3.53%
Net interest income to total earning assets(1)			3.97%			3.77%
Interest bearing liabilities to earning assets	76.62%			77.34%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $2.6 million for the third quarter of 2014 compared to $5.1 million for the third quarter of 2013. Included in the provision for loan and lease losses during the third quarter of 2013 was a $2.2 million impairment reserve on one credit. For the first nine months of 2014, the provision for loan losses was $11.6 million compared to $7.6 million for the first nine months of 2013. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge-off on a single large credit.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of September 30, 2014, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three and nine months ended September 30, 2014 and 2013, in thousands:

	Three Months Ended September 30,
	2014	2013	Change	% Change
Service charges and fees	$4,857	$4,487	$370	8%
Loan servicing income	1,319	598	721	121
Trust fees	3,194	2,918	276	9
Brokerage and insurance commissions	1,044	1,277	(233)	(18)
Securities gains, net	825	1,118	(293)	(26)
Gain (loss) on trading account securities, net	—	263	(263)	(100)
Gains on sale of loans held for sale	8,384	8,637	(253)	(3)
Loss on sales/valuations of other real estate and repossessed assets, net	(444)	(339)	(105)	(31)
Valuation adjustment on mortgage servicing rights	—	—	—	—
Income on bank owned life insurance	371	409	(38)	(9)
Other noninterest income	612	1,011	(399)	(39)
Total noninterest income	$20,162	$20,379	$(217)	(1)%

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Service charges and fees	$15,007	$12,775	$2,232	17%
Loan servicing income	4,223	865	3,358	388
Trust fees	9,747	8,764	983	11
Brokerage and insurance commissions	3,325	3,315	10	—
Securities gains, net	2,460	6,612	(4,152)	(63)
Gain (loss) on trading account securities, net	(38)	839	(877)	(105)
Gains on sale of loans held for sale	23,559	34,842	(11,283)	(32)
Loss on sales/valuations of other real estate and repossessed assets, net	(1,365)	(2,440)	1,075	44
Valuation adjustment on mortgage servicing rights	—	496	(496)	(100)
Income on bank owned life insurance	1,073	1,129	(56)	(5)
Other noninterest income	1,635	2,407	(772)	(32)
Total noninterest income	$59,626	$69,604	$(9,978)	(14)%

During 2014, Heartland made reclassification changes to two components of noninterest income. These reclassifications are presented in both the current and prior reporting periods and did not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices. The first change was the reclassification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. For the three-month period ended on

September 30, 2013, $3.4 million was reclassified from loan servicing income to gain on sale of loans held for sale. For the nine-month period ended September 30, 2013, $10.6 million was reclassified from loan servicing income to gain on sale of loans held for sale. The second change was the reclassification of loss on sales/valuations of other real estate and repossessed assets, net, from other real estate and loan collection expenses to a new noninterest income category. For the three months ended September 30, 2013, losses of $339,000 were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. For the nine months ended September 30, 2013, losses of $2.4 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net.

Noninterest income of $20.2 million during the third quarter of 2014 was consistent with the $20.4 million recorded during the third quarter of 2013. For the nine-month period ended on September 30, noninterest income was $59.6 million in 2014 compared to $69.6 million in 2013, a decrease of $10.0 million or 14%. These decreases were primarily due to reductions in the amount of gains on sale of loans held for sale and securities gains. The negative impact of these decreases was partially offset by higher service charges and fees, loan servicing income, trust fees and brokerage and insurance commissions.

Service charges and fees increased $370,000 or 8% during the quarters under comparison and $2.2 million or 17% during the nine-month periods under comparison, with approximately $254,000 for the quarter and $1.8 million for the nine-month period attributable to the service charges and fees collected at Morrill & Janes Bank and Trust Company. Service charges on checking and savings accounts recorded during the third quarter of 2014 were $1.3 million compared to $1.2 million during the third quarter of 2013, an increase of $12,000 or 1%. For the nine months ended September 30, service charges on checking and savings accounts totaled $3.8 million during 2014 compared to $3.6 million during 2013, an increase of $221,000 or 6%. Overdraft fees were $1.7 million during the third quarter of 2014 compared to $1.5 million during the third quarter of 2013, an increase of $164,000 or 11%. For the nine months ended September 30, overdraft fees totaled $4.6 million during 2014 compared to $4.2 million during 2013, an increase of $358,000 or 8%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.9 million during the third quarter of 2014 compared to $1.5 million during the third quarter of 2013, an increase of $334,000 or 22%. These same fees were $5.4 million during the first nine months of 2014 compared to $4.4 million during the first nine months of 2013, an increase of $988,000 or 23%. These increases are primarily attributable to a larger demand deposit customer base in 2014, a portion of which is due to the Morrill & Janes Bank and Trust Company acquisition completed during the last quarter of 2013. Morrill & Janes Bank and Trust Company contributed $212,000 to these fees for credit card services during the third quarter of 2014 and $705,000 during the first nine months of 2014. During the fourth quarter of 2014, Heartland will begin to provide the enhanced credit card services provided by Morrill & Janes Bank and Trust Company at its other bank subsidiaries.

Loan servicing income totaled $1.3 million during the third quarter of 2014 compared to $598,000 during the third quarter of 2013. On a nine-month comparative basis, loan servicing income totaled $4.2 million during the first nine months of 2014 compared to $865,000 during the same period in 2013. Loan servicing income includes the fees collected for the servicing of mortgage loans for others, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sales of mortgage loans. Fees collected for the servicing of mortgage loans for others were $2.2 million during the third quarter of 2014 compared to $1.9 million during the third quarter of 2013, an increase of $320,000 or 17%. For the first nine months of the year, the fees collected for the servicing of mortgage loans for others were $6.4 million compared to $4.9 million during the same period in 2013, an increase of $1.5 million or 30%. The portfolio of mortgage loans serviced for others by Heartland totaled $3.36 billion at September 30, 2014, compared to $2.89 billion at September 30, 2013. Also included in loan servicing income is the amortization of mortgage servicing rights which was $1.4 million during the third quarter of 2014 compared to $1.8 million during the third quarter of 2013, a decrease of $387,000 or 21%. For the first nine months of the year, the amortization of mortgage servicing rights was $3.8 million during 2014 compared to $5.5 million during 2013, a decrease of $1.8 million or 32%. As the average life of Heartland’s mortgage servicing rights increased during the first quarter of 2014 to 84 months from 60 months one year ago and continued at that level during the second and third quarters of 2014, the monthly amortization expense was lower during the first nine months of 2014 in comparison with the first nine months of 2013.

Gains on sale of loans held for sale totaled $8.4 million during the third quarter of 2014 compared to $8.6 million during the third quarter of 2013, a decrease of $253,000 or 3%. During the first nine months of 2014, gains on sale of loans held for sale totaled $23.6 million compared to $34.8 million during the same period in 2013, a decrease of $11.3 million or 32%. These decreases were related to the flat or moderately increasing interest rate environment that existed throughout much of the first nine months of 2014, as opposed to a low interest rate environment that existed throughout much of the first nine months of 2013 that encouraged mortgage loan refinancings. The volume of mortgage loans sold totaled $283.7 million during the third quarter of 2014, a 16% decrease from the $336.8 million sold during the third quarter of 2013. The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
Mortgage Servicing Fees	$2,225	$2,119	$2,067	$1,951	$1,903
Mortgage Servicing Rights Amortization	(1,424)	(1,276)	(1,079)	(1,766)	(1,811)
Total Residential Mortgage Loan Servicing Income	$801	$843	$988	$185	$92
Valuation Adjustment on Mortgage Servicing Rights	$—	$—	$—	$—	$—
Gains On Sale of Residential Mortgage Loans	$8,260	$8,583	$6,341	$2,503	$8,665
Total Residential Mortgage Loan Applications	$445,039	$460,533	$316,829	$293,115	$416,128
Residential Mortgage Loans Originated	$312,428	$277,895	$175,249	$232,150	$349,012
Residential Mortgage Loans Sold	$283,677	$208,429	$149,993	$214,334	$336,780
Residential Mortgage Loan Servicing Portfolio	$3,362,717	$3,198,510	$3,107,589	$3,045,893	$2,887,667

Trust fees increased $276,000 or 9% during the third quarter of 2014 compared to the same quarter in 2013. For the nine-month period ended September 30, 2014, trust fees increased $983,000 or 11% compared to the same nine-month period in 2013. A large portion of trust fees is based upon the market value of the trust assets under management, which was $1.82 billion at September 30, 2014, compared to $1.54 billion at September 30, 2013. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $825,000 during the third quarter of 2014 compared to $1.1 million during the third quarter of 2013, and totaled $2.5 million during the first nine months of 2014 compared to $6.6 million during the first nine months of 2013.
These decreases were related to the flat or moderately increasing interest rate environment that existed throughout much of the first nine months of 2014, as opposed to a low interest rate environment that existed throughout the first nine months of 2013 that encouraged rebalancing of the securities portfolio.

Trading securities contributed a net loss of $38,000 during the first nine months of 2014 compared to a net gain of $839,000 during the first nine months of 2013. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock Heartland held in its trading securities portfolio from 2008 until they were sold during the first quarter of 2014.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three and nine months ended September 30, 2014 and 2013, in thousands:

	Three Months Ended September 30,
	2014	2013	Change	% Change
Salaries and employee benefits	$33,546	$28,847	$4,699	16%
Occupancy	3,807	3,387	420	12
Furniture and equipment	2,033	1,917	116	6
Professional fees	4,429	4,486	(57)	(1)
FDIC insurance assessments	888	745	143	19
Advertising	1,383	1,360	23	2
Intangible assets amortization	521	196	325	166
Other real estate and loan collection expenses	215	730	(515)	(71)
Other noninterest expenses	7,389	5,140	2,249	44
Total Noninterest Expenses	$54,211	$46,808	$7,403	16%
Efficiency ratio, fully taxable equivalent(1)	72.67%	75.35%

(1) See the reconciliation of Non-GAAP measure below.

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Salaries and employee benefits	$98,428	$88,103	$10,325	12%
Occupancy	11,841	9,796	2,045	21
Furniture and equipment	6,008	6,033	(25)	—
Professional fees	13,169	12,262	907	7
FDIC insurance assessments	2,848	2,508	340	14
Advertising	4,082	3,836	246	6
Intangible assets amortization	1,736	594	1,142	192
Other real estate and loan collection expenses	1,785	2,446	(661)	(27)
Other noninterest expenses	20,590	14,642	5,948	41
Total Noninterest Expenses	$160,487	$140,220	$20,267	14%
Efficiency ratio, fully taxable equivalent(1)	73.10%	73.51%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP Measure	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Efficiency ratio(1)	76.54%	79.15%	77.13%	77.70%
Intangible assets amortization	(0.74)%	(0.33)%	(0.83)%	(0.33)%
Loss on sales/valuations of repossessed assets, net	(0.48)%	(0.45)%	(0.50)%	(1.04)%
Taxable equivalent yield adjustment	(2.65)%	(3.02)%	(2.70)%	(2.82)%
Efficiency ratio, fully taxable equivalent(2)	72.67%	75.35%	73.10%	73.51%

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

As discussed earlier under the Noninterest Income heading of this report, losses of $339,000 were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net, for the three months ended September 30, 2013. For the nine months ended September 30, 2013, losses of $2.4 million were reclassified from other real estate and loan collection expenses to loss on sales/valuations of other real estate and repossessed assets, net. This reclassification results in other real estate and loan collection expenses for the third quarter of 2013 decreasing from $1.1 million as previously reported to $730,000. For the nine months ended September 30, 2013, this reclassification resulted in other real estate and loan collection expenses decreasing from $3.8 million to $2.4 million.

For the third quarter of 2014, noninterest expense totaled $54.2 million, an increase of $7.4 million or 16% from the same quarter of 2013. For the first nine months of 2014, noninterest expenses totaled $160.5 million, an increase of $20.3 million or 14% from the first nine months of 2013. These increases were largely due to expenses at the Morrill & Janes Bank and Trust Company, which was acquired during the last quarter of 2013, totaling $4.9 million for the third quarter of 2014 and $14.5 million for the first nine months of 2014. Included in the 2014 third quarter noninterest expenses were $1.4 million in costs associated with partnership investments in a commercial and a residential real estate project, both of which qualify for historic rehabilitation tax credits. These credits are included as a reduction to income tax expense. The net result of these transactions positively impacted net income and negatively impacted the efficiency ratio. Excluding the effect of the acquisition and the costs associated with tax credit investments, other noninterest expenses increased $1.1 million or 2% during the third quarter of 2014 in comparison to the third quarter of 2013 and $4.4 million or 3% during the first nine months of 2014 in comparison to the first nine months of 2013. One of Heartland's top priorities for 2014 is improving its efficiency ratio to achieve a ratio of 65% in 2016. To that end, four banking centers were closed in the past twelve months and management has undertaken a company-wide process improvement initiative covering all subsidiaries and business lines. The systems conversion of Morrill & Janes Bank and Trust Company, which was completed in June 2014, and the planned combination of Heartland's Illinois subsidiary banks Riverside Community Bank and Galena State Bank and Trust Company under one charter named Illinois Bank & Trust, which is expected to occur in January 2015, are also expected to contribute to improvement in Heartland's efficiency ratio.

The largest component of noninterest expenses, salaries and employee benefits, increased $4.7 million or 16% during the third quarter of 2014 as compared to the same quarter in 2013 and $10.3 million or 12% for the nine-month period ended on September 30, 2014, as compared to the same period in 2013. The salaries and employee benefits at Morrill & Janes Bank and Trust Company comprised $1.8 million of the increase for the quarterly comparative period and $6.4 million for the nine-month comparative period. Full-time equivalent employees totaled 1,646 on September 30, 2014, of which 89 were at Morrill & Janes Bank and Trust Company, compared to 1,655 on September 30, 2013.

Intangible assets amortization was $521,000 during the third quarter of 2014 compared to $196,000 during the third quarter of 2013, and $1.7 million during the first nine months of 2014 compared to $594,000 during the first nine months of 2013. These increases are primarily a result of the core deposit intangibles attributable to the Morrill & Janes Bank and Trust Company acquisition completed in the last quarter of 2013.

For the third quarter of 2014, other noninterest expenses increased $2.2 million or 44% over the third quarter of 2013, primarily as a result of the previously discussed $1.4 million in costs associated with partnership investments in real estate projects that qualify for historic rehabilitation tax credits and $762,000 of other noninterest expenses at Morrill & Janes Bank and Trust Company. For the nine-month comparative periods ended on September 30, other noninterest expenses increased $5.9 million or 41%. Exclusive of the $1.4 million in costs associated with the tax credit partnerships and $2.2 million of other noninterest expenses at Morrill & Janes Bank and Trust Company, other noninterest expenses increased $2.3 million or 16%, with $925,000 of this increase attributable to increased software maintenance and amortization expense and $581,000 attributable to non-recurring writedowns on two bank-owned properties.

Income Taxes

Heartland's effective tax rate was 19.58% for the third quarter of 2014 compared to 17.97% for the third quarter of 2013. Included in Heartland's income taxes for the third quarter of 2014 were federal historic rehabilitation tax credits totaling $1.8 million associated with Heartland's ownership interest in qualifying real estate projects. Federal low-income housing tax credits included in Heartland's income taxes totaled $166,000 during the third quarter of 2014 compared to $200,000 during the third quarter of 2013. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 32.59% during the third quarter of 2014 compared to 53.31% during the third quarter of 2013. The tax-equivalent adjustment for this tax-exempt interest income was $2.6 million during the third quarter of 2014 compared to $2.4 million during the third quarter of 2013.

Heartland's effective tax rate was 22.83% for the first nine months of 2014 compared to 26.24% for the first nine months of 2013. Included in Heartland's income taxes for the first nine months of 2014 was the $1.8 million of historic rehabilitation tax credits recorded during the third quarter. Also included in Heartland's income taxes for the nine-month comparative periods ended on September 30, were federal low-income housing tax credits of $566,000 during 2014 and $599,000 during 2013. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 37.46% during the first nine months of 2014 compared to 33.37% during the first nine months of 2013. The tax-equivalent adjustment for this tax-exempt interest income was $7.7 million during the first nine months of 2014 compared to $7.0 million during the first nine months of 2013.

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

Income before taxes for the community and other banking segment for the third quarter of 2014 was $16.6 million compared to $10.6 million for the third quarter of 2013, a $6.0 million or 56% increase, primarily as a result of increased net interest income and reduced provision for loan and lease losses, the effect of which was partially offset by increased noninterest expenses. Net interest income from the community and other banking segment improved by $11.5 million or 29% for the third quarter of 2014 as compared to the third quarter of 2013, primarily as a result of strong loan growth and the acquisition of the Morrill & Janes Bank and Trust Company completed during the fourth quarter of 2013. Noninterest expenses allocable to the community and other banking segment increased $7.3 million or 20% during the third quarter of 2014 as compared to the third quarter of 2013, a large portion of which was a result of the added expenses at Morrill & Janes Bank and Trust Company. Income before taxes for the community and other banking segment for the nine months ended September 30 was $43.3 million for 2014 compared to $39.3 million for 2013, a $4.0 million or 10% increase. The increase was primarily a result of increased net interest income, which was partially offset by an increase in noninterest expenses. Driven by strong loan growth and the Morrill & Janes Bank and Trust Company acquisition, net interest income from the community and other banking segment increased $32.9 million or 28% from $116.0 million during the first nine months of 2013 to $148.9 million during the first nine months of 2014. Provision for loan and lease losses for the community and other banking segment was $11.6 million for the first nine months of 2014 compared of $7.6 million for the first nine months of 2013, an increase of $4.0 million, primarily as a result of a charge-off on one significant credit during the first quarter of 2014. Noninterest expenses allocable to the community and other banking segment totaled $127.7 million during the first nine months of 2014 compared to $104.2 million during the first nine months of 2013, an increase of $23.5 million or 23%, primarily a result of the added expenses at Morrill & Janes Bank and Trust Company.

The retail mortgage banking segment recorded a loss before taxes of $1.7 million for the third quarter of 2014 compared to a loss before taxes of $2.3 million for the third quarter of 2013. For the nine-month comparative period ended on September 30, the retail mortgage banking segment recorded a loss before taxes of $4.9 million in 2014 compared to a loss before taxes of

$100,000 in 2013. These losses were reflective of the change in long-term interest rates and the effect higher interest rates have on the volume of residential mortgage loans originated for sale and the associated gains on sale of these loans into the secondary market. Noninterest income from the retail mortgage banking segment totaled $9.0 million during the third quarter of 2014 compared to $8.4 million during the third quarter of 2013, a $630,000 or 7% increase. For the nine-month comparative periods ended September 30, noninterest income from the retail mortgage banking segment totaled $25.9 million in 2014 compared to $34.4 million in 2013, an $8.5 million or 25% decrease. Noninterest expenses allocable to the retail mortgage banking segment were $11.4 million during the third quarter of 2014 compared to $11.3 million during the third quarter of 2013. For the nine-month comparative period ended September 30, noninterest expenses allocable to the retail mortgage banking segment totaled $32.7 million during 2014 compared to $36.0 million during 2013, a $3.3 million or 9% decrease.

FINANCIAL CONDITION

Total assets were $5.93 billion at September 30, 2014, an increase of $11.1 million since year-end 2013.

Lending Activities

Total loans and leases held to maturity were $3.80 billion at September 30, 2014, compared to $3.50 billion at year-end 2013, an increase of $301.4 million or 11% annualized, with $103.6 million of this growth occurring in the third quarter, $117.0 million in the second quarter and $80.8 million during the first quarter. All of the loan growth during the first nine months of 2014 was organic with commercial and commercial real estate loans representing the largest portion. Heartland management expects loan growth for the last quarter of 2014 to soften a bit, to approximately $50 million.

Commercial and commercial real estate loans, which totaled $2.71 billion at September 30, 2014, increased $229.7 million or 12% annualized since year-end 2013, with $59.0 million of this growth occurring during the third quarter, $102.9 million during the second quarter and $67.8 million during the first quarter. Residential mortgage loans, which totaled $360.3 million at September 30, 2014, increased $11.0 million or 4% annualized since year-end 2013. Agricultural and agricultural real estate loans, which totaled $404.4 million at September 30, 2014, increased $27.7 million or 10% annualized since year-end 2013. Consumer loans, which totaled $326.1 million at September 30, 2014, increased $32.0 million or 15% annualized since year-end 2013. Within the commercial and agricultural portfolios, 35% of the new loan production during the third quarter of 2014 was in commercial and industrial and 29% was in commercial real estate, of which 34% is owner-occupied.

The table below presents the composition of the loan portfolio as of September 30, 2014, and December 31, 2013, in thousands:

LOAN PORTFOLIO	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,024,712	26.96%	$950,197	27.16%
Commercial real estate	1,684,832	44.34	1,529,683	43.70
Agricultural and agricultural real estate	404,423	10.64	376,735	10.76
Residential mortgage	360,309	9.48	349,349	9.98
Consumer	326,148	8.58	294,145	8.40
Gross loans and leases receivable held to maturity	3,800,424	100.00%	3,500,109	100.00%
Unearned discount	(98)		(168)
Deferred loan fees	(2,021)		(2,989)
Total net loans and leases receivable held to maturity	3,798,305		3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	1,188	30.86%	2,314	40.24%
Agricultural and agricultural real estate	573	14.88	543	9.45
Residential mortgage	1,762	45.77	2,280	39.66
Consumer	327	8.49	612	10.65
Total loans covered under loss share agreements	3,850	100.00%	5,749	100.00%
Allowance for loan and lease losses	(41,698)		(41,685)
Loans and leases receivable, net	$3,760,457		$3,461,016

Loans and leases secured by real estate, either fully or partially, totaled $2.44 billion or 64% of gross loans and leases at September 30, 2014. Of the non-farm, nonresidential real estate loans, 55% are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2014, and December 31, 2013, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2014	December 31, 2013
Residential real estate, excluding residential construction and residential lot loans	$696,175	$566,397
Industrial, manufacturing, business and commercial	327,975	240,502
Agriculture	243,886	199,998
Retail	186,246	154,786
Office	214,959	160,343
Land development and lots	123,792	98,157
Hotel, resort and hospitality	101,831	97,514
Multi-family	142,236	98,214
Food and beverage	78,301	73,588
Warehousing	73,402	65,724
Health services	58,937	49,070
Residential construction	76,822	36,865
All other	116,902	99,396
Loans acquired during fourth quarter 2013	—	272,157
Total loans secured by real estate	$2,441,464	$2,212,711

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at September 30, 2014, was 1.10% of loans and leases and 138.40% of nonperforming loans compared to 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013, and 1.42% of loans and leases and 87.73% of nonperforming loans at September 30, 2013.

Net charge-offs on loans during the third quarter of 2014 were $1.7 million compared to $1.5 million during the third quarter of 2013. For the first nine months of 2014, net charge-offs on loans were $11.6 million, up $6.5 million as compared to $5.1 million recorded during the first nine months of 2013. This increase was primarily due to a $6.8 million credit which was fully charged off during the first quarter of 2014.

Nonperforming loans, exclusive of those covered under the loss sharing agreements, were $30.1 million or 0.79% of total loans and leases at September 30, 2014, compared to $42.4 million or 1.21% of total loans and leases at December 31, 2013. Approximately 34%, or $10.1 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million, the largest of which is $3.8 million. These nonperforming loans with individual loan balances exceeding $1.0 million, to an aggregate of four borrowers, are spread over three different industry classifications with 66% located in Heartland's Western markets and the remainder in the Midwest. The portion of Heartland's nonperforming loans covered by government guarantees was $1.8 million at September 30, 2014.

Other real estate owned was $20.5 million at September 30, 2014, compared to $29.9 million at December 31, 2013. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs.

Delinquencies in each of the loan portfolios continue to be well managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.32% at September 30, 2014, compared to 0.30% at December 31, 2013.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$41,685	$38,715
Provision for loan and lease losses	11,635	7,648
Recoveries on loans and leases previously charged off	3,022	3,298
Recoveries on loans and leases covered by loss share agreements	63	—
Charge-offs on loans and leases not covered by loss share agreements	(14,658)	(8,237)
Charge-offs on loans and leases covered by loss share agreements	(49)	(113)
Balance at end of period	$41,698	$41,311
Annualized ratio of net charge offs to average loans and leases	0.42%	0.23%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2014	2013	2013	2012
Not covered under loss share agreements:
Nonaccrual loans and leases	$30,130	$47,088	$42,394	$43,156
Loan and leases contractually past due 90 days or more	—	—	24	—
Total nonperforming loans and leases	30,130	47,088	42,418	43,156
Other real estate	19,873	32,753	29,794	35,470
Other repossessed assets	506	469	397	542
Total nonperforming assets not covered under loss share agreements	$50,509	$80,310	$72,609	$79,168
Covered under loss share agreements:
Nonaccrual loans and leases	$297	$805	$783	$1,259
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	297	805	783	1,259
Other real estate	602	265	58	352
Other repossessed assets	—	4	—	—
Total nonperforming assets covered under loss share agreements	$899	$1,074	$841	$1,611
Performing troubled debt restructured loans(1)	$11,994	$19,371	$19,353	$21,121
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.79%	1.62%	1.21%	1.53%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.32%	2.74%	2.06%	2.77%
Nonperforming assets not covered under loss share agreements to total assets	0.85%	1.63%	1.23%	1.59%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the third quarter of 2014 and the first nine months of 2014, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2014	$29,373	$24,395	$414	$54,182
Loan foreclosures	(431)	424	7	—
Net loan charge-offs	(1,747)	—	—	(1,747)
New nonperforming loans	5,911	—	—	5,911
Reduction of nonperforming loans(1)	(2,679)	—	—	(2,679)
OREO/Repossessed assets sales proceeds	—	(4,306)	(7)	(4,313)
OREO/Repossessed assets writedowns, net	—	(38)	—	(38)
Net activity at Citizens Finance Co.	—	—	92	92
September 30, 2014	$30,427	$20,475	$506	$51,408

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2013	$43,201	$29,852	$397	$73,450
Loan foreclosures	(6,528)	6,521	7	—
Net loan charge-offs	(11,622)	—	—	(11,622)
New nonperforming loans	15,503	—	—	15,503
Reduction of nonperforming loans(1)	(10,127)	—	—	(10,127)
OREO/Repossessed assets sales proceeds	—	(14,876)	(46)	(14,922)
OREO/Repossessed assets writedowns, net	—	(1,022)	2	(1,020)
Net activity at Citizens Finance Co.	—	—	146	146
September 30, 2014	$30,427	$20,475	$506	$51,408

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 28% of total assets at September 30, 2014, compared to 32% at year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of September 30, 2014, were $1.37 billion, a decrease of $264.2 million or 16% from $1.63 billion at December 31, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of September 30, 2014 and December 31, 2013, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$13,946	0.86%	$218,303	11.52%
Mortgage-backed securities	1,170,682	71.14	1,149,920	60.68
Obligation of states and political subdivisions	435,318	26.45	498,149	26.29
Other securities	25,583	1.55	28,672	1.51
Total securities	$1,645,529	100.00%	$1,895,044	100.00%

The composition of the securities portfolio changed slightly as a larger portion of the securities sales and maturities were in the lower-yielding U.S. government corporations and agency securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 71% at September 30, 2014, and 61% at December 31, 2013. Approximately

97% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at September 30, 2014. Heartland's securities portfolio had an expected duration of 4.30 years as of September 30, 2014, compared to 4.50 years at year-end 2013.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At September 30, 2014, Heartland had $25.6 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $4.73 billion as of September 30, 2014, compared to $4.67 billion at year-end 2013, an increase of $60.2 million or 2% annualized. Demand deposits totaled $1.27 billion at September 30, 2014, an increase of $35.9 million or 4% annualized since year-end 2013. Savings deposits grew to $2.60 billion, an increase of $64.6 million or 3% annualized, during the first nine months of 2014. Certificates of deposit totaled $852.4 million at September 30, 2014, a decrease of $40.2 million or 6% annualized.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $348.3 million at September 30, 2014, compared to $408.8 million at year-end 2013, including short-term FHLB advances of $76.0 million at September 30, 2014, in comparison with $105.0 million at December 31, 2013.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $220.6 million at September 30, 2014, compared to $234.7 million at December 31, 2013.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. There was no balance outstanding on Heartland's revolving credit line at both September 30, 2014, and December 31, 2013. This credit agreement contains specific covenants, with which Heartland was in compliance on September 30, 2014.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes and senior notes, and obligations under trust preferred capital securities. As of September 30, 2014, the amount of other borrowings was $334.5 million, a decrease of $15.6 million or 4% since year-end 2013.

Long-term FHLB borrowings with an original term beyond one year totaled $113.8 million at September 30, 2014, compared to $113.5 million at December 31, 2013, an increase of $300,000. Total long-term FHLB borrowings at September 30, 2014, had an average rate of 2.67% and an average maturity of 1 year. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to .70 years. Structured wholesale repurchase agreements totaled $45.0 million at September 30, 2014, compared to $60.0 million at December 31, 2013, a decrease of $15.0 million or 25%, due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $10.7 million at September 30, 2014, compared to $11.7 million at December 31, 2013. Heartland also had senior notes totaling $37.5 million outstanding at both September 30, 2014, and December 31, 2013.

A schedule of Heartland's trust preferred securities outstanding as of September 30, 2014, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/14(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	10/10/2003	8.25%	8.25%	10/10/2033	09/30/2014
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	2.98%(2)	03/17/2034	09/17/2014
Heartland Financial Statutory Trust V	20,619	01/31/2006	1.33% over LIBOR	1.56%(3)	04/07/2036	10/07/2014
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	09/15/2014
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.71%(5)	09/01/2037	09/01/2014
Morrill Statutory Trust I	8,524	12/26/2002	3.25% over LIBOR	3.49%(6)	12/26/2032	09/26/2014
Morrill Statutory Trust II	8,086	12/17/2003	2.85% over LIBOR	3.08%(7)	12/17/2033	09/17/2014
	$124,860

(1) Effective weighted average interest rate as of September 30, 2014, was 5.91% due to interest rate swap transactions on the variable rate securities as discussed in Note 6 to Heartland's consolidated financial statements.

(2) Effective interest rate as of September 30, 2014, was 5.00% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(3) Effective interest rate as of September 30, 2014, was 4.69% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of September 30, 2014, was 4.70% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(6) Effective interest rate as of September 30, 2014, was 4.92% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.
(7) Effective interest rate as of September 30, 2014, was 4.51% due to an interest rate swap transaction as discussed in Note 6 to Heartland's consolidated financial statements.

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

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	September 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios
Tier 1 capital	$566,367	13.07%	$537,964	13.19%
Tier 1 capital minimum requirement	173,280	4.00%	163,126	4.00%
Excess	$393,087	9.07%	$374,838	9.19%
Total capital	$623,444	14.39%	$599,038	14.69%
Total capital minimum requirement	346,560	8.00%	326,252	8.00%
Excess	$276,884	6.39%	$272,786	6.69%
Total risk-adjusted assets	$4,331,997		$4,078,154
Leverage Capital Ratios
Tier 1 capital	$566,367	9.70%	$537,964	9.67%
Tier 1 capital minimum requirement(1)	233,641	4.00%	222,432	4.00%
Excess	$332,726	5.70%	$315,532	5.67%
Average adjusted assets (less goodwill and other intangible assets)	$5,841,037		$5,560,796

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

Common stockholders' equity was $401.7 million at September 30, 2014, compared to $357.8 million at December 31, 2013. Book value per common share was $21.74 at September 30, 2014, compared to $19.44 at year-end 2013. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $1.9 million at September 30, 2014, compared to unrealized losses of $15.1 million at December 31, 2013.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2014, and December 31, 2013, commitments to extend credit aggregated $1.40 billion and $1.14 billion, and standby letters of credit aggregated $36.6 million and $39.7 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

On October 22, 2014, Heartland entered into a merger agreement with Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the agreement, which has been unanimously approved by the boards of directors of both companies, Community Banc-Corp of Sheboygan, Inc. will, subject to certain conditions, including receipt of regulatory approvals and approval by shareholders of Community Banc-Corp of Sheboygan, Inc., be merged with and into Heartland as the surviving corporation, and the shareholders of Community Banc-Corp of Sheboygan, Inc. will receive shares of Heartland common stock. The transaction is intended to be a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc. The aggregate purchase price is estimated at approximately $52.0 million. The transaction is expected to close in the first quarter of 2015. Simultaneous with closing of the transaction, Community Bank & Trust, with total assets of approximately $525.0 million as of September 30, 2014, will be merged into Heartland’s Wisconsin Bank & Trust subsidiary. Upon completion of this merger, Heartland expects Wisconsin to become its third state with banking assets greater than $1 billion.

Heartland has committed to sell one branch of its Morrill & Janes Bank and Trust Company subsidiary. The branch sale is expected to close on November 7, 2014. The branch had loans of approximately $9.0 million and deposits of $28.0 million at September 30, 2014. The anticipated premium on the branch sale is 2% of average deposits.

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

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, management believes are adequate to meet Heartland's funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds Heartland Series C Fixed Rate Non-Cumulative Perpetual preferred stock, debt service on revolving credit arrangements and trust preferred securities issuances, debt repayment obligations under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. Heartland believes that the regulatory permissible dividends from its subsidiary banks are adequate to meet these funding obligations for the next 12 months and maintains a revolving credit agreement with an unaffiliated bank that provides a maximum borrowing capacity of $20.0 million, of which none has been used during the past 9 months. The credit agreement contains specific financial covenants, all of which Heartland was in compliance with as of September 30, 2014.

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

Operating activities provided $29.1 million of cash during the first nine months of 2014 compared to $95.9 million during the first nine months of 2013. The biggest contributor to this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $46.4 million during the first nine months of 2014 compared to providing cash of $34.8 million during the first nine months of 2013.

Investing activities used cash of $64.7 million during the first nine months of 2014 compared to using cash of $103.3 million during the first nine months of 2013. Cash used for the purchase of securities totaled $573.2 million during the first nine months of 2014 compared to $545.8 million during the first nine months of 2013. The proceeds from securities sales, paydowns and maturities were $817.1 million during the first nine months of 2014 compared to $540.8 million during the first nine months of 2013. A net increase in loans and leases used $317.6 million of cash during the first nine months of 2014 compared to $97.7 million during the first nine months of 2013.

Financing activities used cash of $21.8 million during the first nine months of 2014 compared to providing cash of $4.3 million during the first nine months of 2013. The net increase in demand and savings deposits provided cash of $100.5 million during the first nine months of 2014 compared to $138.4 million during the first nine months of 2013. Activity in short-term borrowings used cash of $60.4 million during the first nine months of 2014 compared to using $578,000 of cash during the first nine months of 2013. Repayment of other borrowings used cash of $20.6 million during the first nine months of 2014 compared to $66.6 million during the first nine months of 2013.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as such, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, management intends to rely on deposit growth and additional FHLB borrowings in the future.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in the first nine months of 2014.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2014, and September 30, 2013, provided the following results, in thousands:

	2014		2013
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$182,980	(0.65)%	$153,787	(1.17)%
Base	$184,171		$155,613
Up 200 Basis Points	$189,081	2.67%	$155,500	(0.07)%
Year 2
Down 100 Basis Points	$177,377	(3.69)%	$147,662	(5.11)%
Base	$184,924	0.41%	$154,341	(0.82)%
Up 200 Basis Points	$201,276	9.29%	$161,017	3.47%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At September 30, 2014, Heartland held no securities in its securities trading portfolio. At December 31, 2013, the securities held in Heartland's securities trading portfolio had a carrying value of $1.8 million, which was less than 2% of total assets.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF ISSUER SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the nine months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Merger Agreement between Community Banc-Corp of Sheboygan, Inc. and Heartland Financial USA, Inc. dated October 22, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: November 7, 2014