Form 10-K
period 2014-12-31
HEARTLAND FINANCIAL USA INC
filed 2015-03-13
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $389,420,515.

As of March 12, 2015, the Registrant had issued and outstanding 20,584,597 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and together with all of its subsidiaries and affiliates, collectively referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA") that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC's website at www.sec.gov. Proxy materials for our upcoming 2015 Annual Shareholders Meeting to be held on May 20, 2015, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2014, Heartland had total assets of $6.05 billion, total loans of $3.88 billion and total deposits of $4.77 billion. Heartland’s total capital as of December 31, 2014, was $496.3 million. Net income available to common stockholders for 2014 was $41.1 million.

Heartland conducts community banking business through independently chartered community banks (collectively, the "Bank Subsidiaries") in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Missouri and Kansas. All Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our current nine Bank Subsidiaries, which operate a total of 86 banking locations serving approximately 120,000 business and consumer households:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•
Illinois Bank & Trust, Rockford, Illinois, (formerly known as Riverside Community Bank and includes the operations of the former Galena State Bank & Trust Co., which was merged into Illinois Bank & Trust on January 23, 2015) is chartered under the laws of the state of Illinois.

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

In addition, as of December 31, 2014, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering the cumulative capital securities, including Heartland Financial Statutory Trust III, Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill & Janes Statutory Trust I and Morrill & Janes Statutory Trust II.

All of Heartland’s subsidiaries are wholly owned as of December 31, 2014.

The principal business of our Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. Our Bank Subsidiaries provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is locally active. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loans include commercial and industrial, commercial real estate, small business, agricultural, real estate mortgage and consumer loans.

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

Operating Strategy

Heartland’s operating strategy is to maximize the benefits of a community banking model by:

1.	Creating strong community ties through local bank delivery.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive banking services to increase revenue.

•	Full range of commercial products, including government guaranteed lending, treasury management services and private client services

•	Convenient and competitive retail products and services, including consumer finance

•	Residential mortgage origination

•	Providing added client value through consultative relationship building

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Bank Subsidiaries

•	Leading edge technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

•	Centralized support for other professional services, including human resources, marketing, legal, finance, administration, internal audit, investment management and facilities

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

We maintain a strong community commitment by encouraging the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Expansion Strategy

Our primary objectives are to increase profitability and diversify our market area and asset base by expanding existing subsidiaries through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are seeking opportunities for growth through acquisitions. Although we are focused on opportunities in our existing and adjacent markets, we would consider acquisitions in new growth markets if they fit our business model, provide a sufficient return on investment and would be accretive to earnings within the first year. We typically consider acquisitions of established financial services organizations, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have market potential and management with banking expertise and a philosophy similar to our own.

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to 50% of total assets, thereby balancing the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2014, Heartland had approximately 37% of its assets in Western markets.

The following table provides information about the year and form of transaction that document Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into
1988	Citizens Finance Co.		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1989	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(1)	X		N/A
1997	Cottage Grove State Bank(2)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust		X	Wisconsin Bank & Trust

(1) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(2) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.

In the fourth quarter 2014, we announced the acquisition of Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust, a commercial banking company in Sheboygan, Wisconsin with assets of $530.4 million as of December 31, 2014, and strong deposit market share. The Community Banc-Corp acquisition was completed on January 16, 2015, with the systems integration planned for the second quarter of 2015. Upon closing, Community Bank & Trust was merged into Wisconsin Bank & Trust, adding ten banking centers to our footprint. Wisconsin is now Heartland’s third state with banking assets greater than $1 billion.

Through acquisition and organic growth, our goal is to reach $1 billion in assets in each state where Heartland operates. To that end, we completed the merger of Galena State Bank & Trust Co. into Illinois Bank & Trust effective January 23, 2015, bringing that entity to approximately $780 million in total assets.

Primary Business Lines

General
The Bank Subsidiaries provide a wide range of commercial and consumer banking services to businesses, including public sector and non-profit entities, and individuals. These activities include credit and deposit products along with treasury management, investment management, trust, retirement plan services, and brokerage and investment services.

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

Closely integrated with our credit programs is a significant emphasis on treasury management services that enhance our business clients’ ability to monitor, accumulate and disburse funds efficiently. Treasury management has five basic functions: collection, disbursement, management of cash, information reporting and fraud detection and prevention.  Our treasury services include online banking and bill payment, automated clearing house (ACH) services, wire transfer, zero balance accounts, transaction reporting, lock box services, remote deposit capture, accounts receivable solutions, commercial purchasing cards, merchant credit card services, investment sweep accounts, reconciliation services, several fraud prevention services including check and electronic positive pay, virus/malware protection service, foreign exchange and account analysis.

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be, an emphasis for our Bank Subsidiaries. Wisconsin Bank & Trust, Rocky Mountain Bank and New Mexico Bank & Trust are each designated as a Preferred Lender by the U.S. Small Business Administration (SBA). Wisconsin Bank & Trust is designated as an SBA Certified Lender, and all of our banks are designated as SBA Express Lenders. Additionally, Wisconsin Bank & Trust has been granted USDA Certified Lender status for the USDA Rural Development Business and Industry loan program. The acquisition of Community Bank & Trust brings additional expertise in SBA lending to Heartland.

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

The economic downturn that negatively impacted our overall asset quality between 2008 and 2011 resulted in the formation of an internal Special Assets group to focus on resolving problem assets. Commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each bank on a monthly basis.

Small Business Banking
In 2013, Heartland established a Small Business Lending Center dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Center is designed to provide quick turnaround on customer credit requests on a wide variety of credit products. We believe that this is an underserved market segment and see additional opportunity in serving this market with deposit and electronic banking services as well as wealth management and brokerage services. The Bank Subsidiaries have designated business bankers to serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural markets, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust’s Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices and the Morrill & Janes Bank & Trust Company's northeast Kansas banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 11% of our total loan portfolio at December 31, 2014. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated Preferred Lenders by the USDA Farm Service Agency (FSA). In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Lending
Mortgage lending remains a focal point for Heartland as we continue to build our residential real estate lending business. As long-term interest rates have remained at relatively low levels during the past several years, many customers elected mortgage loans that are fixed rate with fifteen- or thirty-year maturities. We generally sell these loans into the secondary market and retain servicing. We believe that mortgage servicing on sold loans provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain ongoing contact with borrowers and to cross-sell a wide variety of additional services like checking, savings, consumer loans, wealth management and investment products. At December 31, 2014, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSEs"), totaled $3.50 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Our mortgage unit provides residential mortgage lending services at all Bank Subsidiaries. Operating under the brand, "National Residential Mortgage," our mortgage unit serves non-Heartland markets in California, Nevada, Idaho, North Dakota, Oregon, Washington and Nebraska. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

Dubuque Bank and Trust Company received approval in 2012 to be a Ginnie Mae (GNMA) issuer for the GNMA I and II single-family mortgage-backed securities program. The approval allows Dubuque Bank and Trust Company to pool and securitize Federal Housing Administration (FHA) loans, Department of Veterans Affairs loans, and Department of Agriculture's Rural Development loans, and provides an avenue for increasing growth in our portfolio of loans serviced for others.

Retail Banking
A wide variety of retail banking services are delivered through our 86 banking centers. Services include checking, savings, money market accounts, certificates of deposit, IRAs and HSAs. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of our Bank Subsidiaries include a broad array of consumer loans, including motor vehicle, home improvement, home equity line of credit (HELOC), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Consumer Finance
Our consumer finance subsidiary, Citizens Finance Parent Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 12,000 customers from 13 locations in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co. typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens Finance Parent Co. loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are higher than those at the Bank Subsidiaries.

Wealth Management and Retirement Plan Services
Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company offer trust and investment services in their respective communities. In those markets that do not yet warrant a full trust department, the sales and administration is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2014, total trust assets under management were $1.86 billion. Collectively, the Bank Subsidiaries provide a full complement of trust and investment services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b), and Profit Sharing plans.

Heartland has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at all of the Bank Subsidiaries. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance.

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, designed to balance the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We focus on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to 50% of total assets, thereby balancing the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2014, Heartland had approximately 37% of its assets in Western markets. The following table sets forth certain information about the offices, total loans and total deposits of each of our Bank Subsidiaries as of December 31, 2014, (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Portfolio Loans	Total Bank Deposits
IA	Dubuque Bank and Trust Company	10	Dubuque MSA	$952,114	$1,211,896
		2	Lee County
		1	Hancock County, IL
IL	Galena State Bank & Trust Co.(1)	2	Galena	$183,390	$233,605
		2	Jo Daviess County
IL	Illinois Bank & Trust(1)	4	Rockford MSA	$246,382	$366,752
		2	Whiteside County
		1	Mercer County
WI	Wisconsin Bank & Trust	4	Madison MSA	$502,310	$554,722
		1	Green Bay MSA
		1	Sheboygan MSA
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$635,402	$860,465
		2	Santa Fe MSA
		3	Clovis MSA
AZ	Arizona Bank & Trust	7	Phoenix MSA	$342,731	$351,635
MT	Rocky Mountain Bank	3	Billings MSA	$354,455	$395,609
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County
CO	Summit Bank & Trust	3	Denver MSA	$90,515	$111,859
MN	Minnesota Bank & Trust	1	Minneapolis/St. Paul MSA	$110,920	$150,146
KS	Morrill & Janes Bank and Trust Company	4	Kansas City MSA	$440,899	$703,016
		1	Nemaha County
		2	Brown County
		1	Atchison County

(1) Galena State Bank & Trust Co. was merged into Illinois Bank & Trust on January 23, 2015.

In addition, the following Bank Subsidiaries operate residential mortgage loan production offices, separate from banking locations, in the market areas listed below, as of December 31, 2014:

Dubuque Bank and Trust Company		Wisconsin Bank & Trust		Rocky Mountain Bank
•	Newport Beach, CA	•	Green Bay, WI	•	Boise, ID
•	Sacramento, CA	•	Madison, WI	•	Bozeman, MT
•	San Diego, CA	•	Milwaukee, WI	•	Great Falls, MT
•	Davenport, IA			•	Helena, MT
•	Omaha, NE	New Mexico Bank & Trust		•	Libby, MT
•	Carson City, NV	•	Albuquerque, NM	•	Missoula, MT
•	Las Vegas, NV	•	Clovis, NM	•	Whitefish, MT
•	Reno, NV	•	Roswell, NM
•	Portland, OR			Summit Bank & Trust
•	Seattle, WA	Arizona Bank & Trust		•	Denver, CO
		•	Phoenix, AZ	•	Steamboat Springs, CO
Illinois Bank & Trust
•	Crystal Lake, IL			Minnesota Bank & Trust
				•	Minneapolis, MN
				•	Stillwater, MN
				•	Minot, ND

Residential mortgage loan operation facilities are also located in Scottsdale, AZ; Greenwood Village, CO; Dubuque, IA and Edina, MN.

Heartland's consumer finance company, Citizens Finance Parent Co., operates two subsidiary companies in the following locations:

Citizens Finance Co.		Citizens Finance of Illinois Co.
•	Cedar Rapids, IA	•	Aurora, IL
•	Davenport, IA	•	Crystal Lake, IL
•	Des Moines, IA	•	Elgin, IL
•	Dubuque, IA	•	Loves Park, IL
•	Appleton, WI	•	Peoria, IL
•	Madison, WI	•	Tinley Park, IL
•	Milwaukee, WI

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

D. EMPLOYEES

At December 31, 2014, Heartland employed 1,631 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service and sales training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent.

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

As a bank holding company with subsidiary banks chartered under the laws of nine different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Bank Subsidiaries is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"), the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"), the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"), the Iowa Superintendent of Banking (the "Iowa Superintendent"), the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"), the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"), the Montana Division of Banking and Financial Institutions (the "Montana Division"), the New Mexico Financial Institutions Division (the "New Mexico FID"), and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Heartland also operates a consumer finance company, Citizens Finance Parent Co., with state licenses in Iowa, Illinois and Wisconsin and as such is subject to regulation by the state banking authorities for those states. Further, the Dodd-Frank Act created the Bureau of Consumer Financial Protection (the "CFPB"), which has direct supervisory authority for compliance with federal consumer financial service laws over banks with assets of more than $10 billion and over nonbank entities that provide consumer financial services and products. The CFPB has direct supervisory authority over Heartland's consumer finance subsidiary, and rulemaking authority for federal laws covering the consumer financial services and products offered by all Heartland subsidiaries.

As a participant in the Small Business Lending Fund (the "SBLF") established by the Small Business Jobs Act of 2010, Heartland is also subject to direct supervision by the United States Department of the Treasury (the "U.S. Treasury").

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

The following is a summary of material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Any change in regulations or regulatory policies including further changes required by the Dodd-Frank Act, or further change in applicable law, may have a material effect on the business of Heartland and its subsidiaries.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Summit Bank & Trust, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act ("BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

Federal law also prohibits any person or persons acting in concert from acquiring “control” of an FDIC-insured institution or its holding company without prior notice to the appropriate federal bank regulator or any other company acquiring “control” without Federal Reserve approval to become a bank holding company. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise at 10% ownership for companies with registered securities, such as Heartland, and under certain other circumstances. Each of the Bank Subsidiaries is generally subject to similar restrictions on changes in control under the law of the state granting its charter.

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

In general, the regulations of the Federal Reserve, and the FDIC as the primary regulator of state banks, separate capital into two components, Tier 1 or “Core” capital and Tier 2 or “Supplementary” capital, and test these capital components based on their ratio to assets and to “risk weighted assets.” Beginning January 1, 2015 when the Basel III regulations become applicable for Heartland, a third category of capital, “Common Equity Tier 1 capital,” has been added that is tested against risk weighted assets. Tier 1 capital consists, in summary, of common stockholders’ equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total tier 1 capital, qualifying cumulative perpetual preferred stock and trust preferred securities, and less, among other things, goodwill and specified intangible assets, credit enhancing strips, and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan and lease losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and unrealized gains on equity securities. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

The Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, required holding companies with less than $10 billion of assets such as Heartland to comply with three capital ratios until implementation of the Basel III Regulations: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 3.0% for the most highly-rated banks with a minimum requirement of at least 4.0% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of Tier 1 capital to total risk-weighted assets (the "Tier1 Capital Ratio") of 4.0% and (iii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets (the "Total Capital Ratio") of 8.0%. The Basel III regulations, which are effective for Heartland and the Bank Subsidiaries on January 1, 2015, (1) increase the minimum Leverage Ratio to 4.0% for all banks, (2) increase the Tier 1 Capital Ratio to 6.0% on January 1, 2015 and to 8.5% on January 1, 2019, and (3) create a new requirement to maintain a ratio of Common Equity Tier 1 capital (“Common Equity Tier 1 Capital Ratio”) to risk-weighted assets of 4.5% on January 1, 2015, gradually increasing to 7.0% on January 1, 2019. The Basel III Rules require inclusion in Common Equity Tier 1 Capital of the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier1 capital, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Further, under the Basel III rules, if an institution grows beyond $15 billion in assets and makes an acquisition, its ability to include trust preferred securities in Tier 1 capital is phased out. Heartland and its subsidiary banks intend to elect not to include the effects of other comprehensive income in Common Equity Tier 1 Capital. Although the distinctions are also phased out for trust preferred issued by larger institutions prior to that date, the trust preferred issued by Heartland, as a holding company with less than $15 billion in assets, is grandfathered as Tier 1 capital by the Dodd-Frank Act.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be “well-capitalized” to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be “well-capitalized.” Under current federal regulations, in order to be “well-capitalized” a financial institution must maintain a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Equity Tier 1 Capital Ratio of 6.5% or greater.

As of December 31, 2014, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements. Management believes that Heartland would meet all of the capital adequacy requirements under the Basel III Rules on a fully phased-in basis if such requirements were effective as of December 31, 2014.

Treasury Regulation
Bank holding companies that received funding under the SBLF are subject to direct regulation by the U.S. Treasury. Heartland applied for and received SBLF Funding on September 15, 2011, issuing 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), to the U.S. Treasury. The Series C Preferred Stock issued under the SBLF requires quarterly dividends payable to the U.S. Treasury initially equal to 5.00% of the liquidation value of the Preferred Stock. The dividend rate payable under the Series C Preferred Stock was subject to reduction during the second to tenth quarters after issuance (through December 31, 2013, for Heartland) based upon increases in Heartland's qualified small business lending ("QSBL") over a baseline amount. Based upon increases in its QSBL through September 30, 2013, the dividend rate payable by Heartland was fixed in the first quarter of 2014 at 1.00% through March 15, 2016, but will increase to 9.00% if the SBLF funding has not been repaid by March 16, 2016.

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

Illinois Bank & Trust is an Illinois-chartered bank. As an Illinois-chartered bank, Illinois Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Illinois DFPR, the chartering authority for Illinois banks.

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

As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC using a risk-based assessment system based upon average total consolidated assets minus tangible equity of the insured bank.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. During 2013, the assessment rate was 0.0160% of total deposits, and during 2014 changed to .0150 % of total deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2014, the Bank Subsidiaries paid supervisory assessments totaling $706,000.

Capital Requirements
Like Heartland, under current federal regulations, each Bank Subsidiary is required to maintain the minimum Leverage Ratio, Tier1 Capital Ratio and the Total Capital Ratio described under “Heartland-Capital Requirements” above, and effective January 1, 2015, will be required to comply with the enhanced capital requirements under the Basel III regulations, as well as the new Common Equity Tier 1 Capital Ratio. The capital requirements described above are minimum requirements and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulators regularly require new institutions to maintain higher capital ratios during the first few years after their formation, and may require additional capital to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a de novo bank, Minnesota Bank & Trust is required to maintain higher Tier 1 capital to assets ratios for the first seven years of its operations (through April 2016).

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

As of December 31, 2014: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was “well-capitalized,” as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under “Safety and Soundness Standards,” complied with the directive.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. Minnesota Bank & Trust is subject to the FDIC's further restriction on the payment of dividends during the first seven years of a bank's operations, allowing cash dividends to be paid only from net operating income, and prohibiting the payment of dividends until an appropriate allowance for loan and lease losses has been established and overall capital is adequate.

As of December 31, 2014, approximately $205.0 million was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.
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

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement Section 13 of the BHCA (adopted as part 619 of the Dodd-Frank Act), which prohibits banking entities (including Heartland and the Bank Subsidiaries) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity’s own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. It also imposes rules regarding compliance programs. Commonly referred to as the “Volcker Rule,” the final rule as originally adopted was effective on April 1, 2014 and would have required banking entities to conform their activities to its requirements by July 21, 2015, but based upon announcements of the Federal Reserve Board in December 2014, certain key elements that require sale of investment in private equity and hedge funds will not be effective until July 21, 2017. Heartland does not believe that it engages in any significant amount of proprietary trading as defined in the Volcker Rule and that any impact would be minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland believes that any impact related to investments considered to be covered funds would not have a significant effect on its financial condition or results of operations.

Federal Reserve Liquidity Regulations
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: (i) for transaction accounts aggregating $10.7 million or less, there is no reserve requirement; (ii) for transaction accounts over $10.7 million and up to $55.2 million, the reserve requirement is 3% of total transaction accounts; and (iii) for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

Community Reinvestment Act Requirements
The Community Reinvestment Act imposes continuing and affirmative obligation on each of our Bank Subsidiaries to help meet the credit needs of their respective communities, including low- and moderate-income neighborhoods, in a safe and sound manner. The FDIC and the respective state regulators regularly assess the record of each Bank Subsidiary in meeting the credit needs of its community. Applications for additional acquisitions would be affected by the evaluation of the Bank Subsidiaries’ effectiveness in meeting their Community Reinvestment Act requirements.

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

In September 2014, the Department of Defense issued proposed amendments to regulations under the Military Lending Act that would greatly expand the scope of credit products subject to the Act by including most credit products currently covered by the Truth-in-Lending Act. The Military Lending Act, among other things, imposes disclosure requirements and an interest rate cap for covered credit products. This expanded coverage could affect the lending operations of the Banking Subsidiaries, but until the rule is finalized, it is not entirely clear what this impact will be.

In November 2014, the CFPB issued a proposed rule to regulate prepaid products. The proposed rule would impose, among other things, disclosure requirements, consumer liability limits and restrictions regarding prepaid products with overdraft services or credit features. The proposed definition of prepaid products would not cover traditional bank products such as demand deposit and savings accounts, but is potentially very broad. At present, it does not seem likely the rule would cover bank products offered by the Banking Subsidiaries. However, until the rule is finalized, whether this rule will ultimately impact the Banking Subsidiaries and what this impact will be is not entirely clear.

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

Ability-to-Repay and Qualified Mortgage Rule
Effective on January 10, 2014, Regulation Z as implemented by the Truth in Lending Act was amended to require mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. Heartland primarily originates compliant qualified mortgages.

Risk Retention and Qualified Residential Mortgage Rule
In October 2014, the FDIC, Federal Reserve and four other federal regulatory agencies issued a final rule to implement amendments to the Securities Exchange Act of 1934 that impose risk retention requirements on asset-backed securities. The final rule generally requires a sponsor of an asset-backed securitization to retain not less than five percent of the credit risk of the underlying asset. Certain securitizations that are comprised of “qualified residential mortgages” are exempt from risk retention requirements, with qualified residential mortgage defined to be consistent with the definition of qualified mortgages. The final rule for residential securitizations is effective December 24, 2015, and for all other categories of covered asset-based securitizations December 24, 2016. The requirements and impact of the final rule are still being assessed, but particularly since the Banking Subsidiaries primarily originate qualified residential mortgages, the operations of the Banking Subsidiaries will likely not be materially impacted by the final rule.

Increased Supervision for Bank Holding Companies with Consolidated Assets of $10 Billion of More.
Heartland currently has total consolidated assets of approximately $6.05 billion. If Heartland’s assets increased and exceeded $10 billion, in addition to being subject to direct regulation by the CFPB, to the increased insurance assessments required to maintain the minimum deposit insurance fund, and to the more accelerated implementation of increased capital requirements, it would be subject to several additional regulatory standards, including the following:

Interchange Fees.
The Durbin Amendment (a provision of the Dodd-Frank Act), which applies to banks and bank holding companies with $10 billion of more in assets, required the Federal Reserve to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. The Federal Reserve issued final rules implementing the Durbin Amendment which were effective October 1, 2011, and, among other things, established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional costs incurred by issuers and established maximum permissible interchange fees.

Enhanced Prudential Standards.
On October 12, 2012, the Federal Reserve adopted a final rule that requires publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees and to conduct annual company-run stress tests using data as of September 30 of each year and scenarios provided by the Federal Reserve. Bank holding companies with stress tests that indicate undue risk may be required to maintain an additional capital buffer and could cause the Federal Reserve to impose restrictions on proposed payments of dividends or stock repurchases.

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
Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Bank Subsidiaries operate. Factors such as the volatility of interest rates, home prices and real estate values, unemployment, credit defaults, increased bankruptcies, decreased consumer spending and household income, volatility in the securities markets, and the cost and availability of capital have negatively impacted our business in the past and may adversely impact us in the future. Economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

We could suffer material credit losses if we do not appropriately manage our credit risk.
There are many risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, periodic independent reviews of outstanding loans by our loan review department and appropriate training of credit administration staff. However, changes in the economy can cause the assumptions that we made at origination to change and can cause borrowers to be unable to make payments on their loans, and significant changes in collateral values such as those that occurred in 2009 and 2010 can cause us to be unable to collect the full value of loans we make. We cannot assure you that such approval and monitoring procedures will reduce these credit risks.

We depend on the accuracy and completeness of information about our customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Commercial loans, which present risks related to the cash flow of borrowers and the value of the assets that serve as collateral, make up a significant portion of our loan portfolio.
Commercial loans were $2.74 billion (including $1.71 billion of commercial real estate loans), or approximately 71% of our total loan portfolio as of December 31, 2014. Our commercial loans, which tend to be larger and more complex credits, are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $1.71 billion, or approximately 62%, of our total commercial loan portfolio as of December 31, 2014. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and further developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review at the time of underwriting, and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
At December 31, 2014, agricultural real estate loans totaled $236.7 million or 6% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2014, these loans totaled $187.1 million or 5% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our one- to four-family first-lien residential mortgage loans may result in lower yields.
One- to four-family first-lien residential mortgage loans comprised $380.3 million or approximately 10% of our loan and lease portfolio at December 31, 2014, with approximately 64% secured by properties located in the Midwest. These loans generally result in lower yields for us than other loans in Heartland’s portfolio and are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2014, consumer loans totaled $330.6 million or approximately 9% of our total loan and lease portfolio, which is comprised of home equity loans and other personal loans and lines of credit originated by our banks and loans originated by our consumer finance subsidiaries. Our consumer finance subsidiaries typically lend to borrowers with past credit problems or limited credit histories. These consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family first-lien residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. In each year from 2008 through 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the impact of the economy and real estate values on some of our borrowers, resulting in charge-offs and an increased level of nonperforming assets. Despite recent stabilization in market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2014, our allowance for loan losses as a percentage of total loans, exclusive of loans covered by loss share agreements, was 1.07% and as a percentage of total nonperforming loans was approximately 165%. Although we believe that the allowance for loan losses is appropriate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.
We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas and Missouri, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Liquidity and Interest Rate Risks

Liquidity is essential to our businesses.
We require liquidity to meet our deposit and debt obligations as they come due. Access to liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of deposits. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our deposit liabilities are on demand while a substantial portion of our assets are loans that cannot be sold in the same timeframe or are securities that may not be readily saleable if there is disruption in capital markets. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in interest rates and other conditions could negatively impact our results of operations.
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the heading “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

Revenue from our mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation and may adversely impact our profits.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans conducted through our Heartland Mortgage and National Residential Mortgage unit. Our overall mortgage banking revenue is highly dependent upon the volume of loans we originate and sell in the secondary market. Mortgage loan production levels are sensitive to changes in economic conditions and suffer from decreased economic activity, a slowdown in the housing market and higher interest rates. Generally, any additional sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

The value of our mortgage servicing rights can decline during periods of falling interest rates and we may be required to take a charge against earnings for the decreased value.
A mortgage servicing right ("MSR") is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and keep the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value and if temporary impairment exists, we establish a valuation allowance through a charge that will negatively affect our earnings.

The derivative instruments that we use to hedge interest rate risk associated with the loans held for sale and rate locks on our mortgage banking business are complex and can result in significant losses.
We typically use derivatives and other instruments to hedge changes in the value of loans held for sale and interest rate lock commitments. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and our hedging models and assumptions may not fully predict or capture market changes. In addition, we may use hedging instruments that may not perfectly correlate with the value or income being hedged. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. We could incur significant losses from our hedging activities.

The market for loans held for sale to secondary purchasers, primarily GSEs, has changed during recent years and further changes could impair the gains we recognize on sale of mortgage loans.
We sell most of the mortgage loans we originate in order to reduce our credit risk and provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements, referred to as “nonconforming” loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. The absence of these sales proceeds could limit our ability to fund, and thus originate, new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot be assured that GSEs will not materially limit their purchases of conforming loans because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We rely on dividends from our subsidiaries for most of our revenue and are subject to restrictions on payment of dividends.
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
We maintained a balance of $1.71 billion, or 28% of our assets, in investment securities at December 31, 2014. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Interruption in or breaches of our network security including the occurrence of a cyber incident or a deficiency in our cybersecurity may result in a loss of customer business or damage to our brand image and could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients.

Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations.

The potential for business interruption exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. These risks are heightened during needed data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our internal controls may be ineffective.
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operation.

We have recorded goodwill as a result of acquisitions that can significantly affect our earnings if it becomes impaired.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2014, we had goodwill of $35.6 million, representing approximately 7% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our balance sheet reflected approximately $28.5 million of deferred tax assets at December 31, 2014, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

Strategic and External Risks

Government regulation can result in limitations on our operations.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the CFPB, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, activities in which we are permitted to engage, maintenance of adequate capital levels and other aspects of our operations. Bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law deemed to be unfair, abusive and deceptive acts and practices. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. The CFPB's extensive rulemaking in particular may impact our residential mortgage origination and servicing business.

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
As part of our general growth strategy, we recently acquired several banks and may acquire additional banks that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•	potential disruption to our business;

•	potential restrictions on our business resulting from the regulatory approval process;

•	potential diversion of our management’s time and attention; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

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

We may continue to expand our residential real estate mortgage loan production capability by adding personnel and capacity in our Heartland Mortgage and National Residential Mortgage unit, and may add residential loan production offices with new personnel in geographies in markets which we are less familiar. If we inaccurately monitor credit risk in these markets, or retain personnel for National Residential Mortgage who do not accurately report and monitor credit risk, our operations could be negatively affected.

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
In connection with its acquisition of The Elizabeth State Bank, we entered into a loss sharing agreement with the FDIC which provided that a significant portion of losses related to the acquired loan portfolios would be borne by the FDIC. Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC were no longer covered by loss sharing. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of those assets. As of December 31, 2014, Heartland had $1.3 million of loans covered by the single family loss share agreement with the FDIC.

Risks of Owning Stock in Heartland

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
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Heartland, even if doing so would be perceived to be beneficial to Heartland’s shareholders. In addition, Heartland's Amended and Restated Rights Agreement (the “Rights Plan”) causes it to be difficult for any person to acquire 15% or more of Heartland's outstanding stock (with certain limited exceptions) without the permission of our Board of Directors. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Heartland's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2014, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Bank Subsidiaries and of Citizens Finance Parent Co. as of December 31, 2014:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	26
Galena State Bank & Trust Co. 971 Gear Street Galena, IL 61036	18,000	Owned	4
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	8
Wisconsin Bank & Trust 8240 Mineral Point Road Madison, WI 53719	19,000	Owned	12
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	17
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	18
Summit Bank & Trust 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	6
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	4
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Lease term through 2022	8
Citizens Finance Parent Co. 2200 John F. Kennedy Road Suite 103 Dubuque, IA 52002	5,900	Lease term through 2019	13

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

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2014, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland as of December 31, 2014, position held by these officers on that date and other positions held with Heartland and its subsidiaries are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	65
Chairman, President and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Summit Bank & Trust and Minnesota Bank & Trust; Chairman of Citizens Finance Parent Co.

Bryan R. McKeag	54	Executive Vice President and Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.
Kenneth J. Erickson	63	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Parent Co.
Douglas J. Horstmann	61
Executive Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of Galena State Bank & Trust Co. and Illinois Bank & Trust

Brian J. Fox	66	Executive Vice President, Operations of Heartland
Frank E. Walter	68	Executive Vice President, Commercial Sales
Rodney L. Sloan	55	Executive Vice President, Chief Risk Officer
Mark G. Murtha	53	Executive Vice President, Human Resources and Organizational Development
Michael J. Coyle	69	Executive Vice President, Senior General Counsel, Corporate Secretary

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984, Chief Executive Officer since 1999, and was President of Heartland from 1987 to 2015. Mr. Fuller has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Summit Bank & Trust since 2006, Minnesota Bank & Trust since 2008, Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013 and Morrill & Janes Bank and Trust Company since January 2014. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

Bryan R. McKeag joined Heartland in 2013 as Executive Vice President and Chief Financial Officer. Prior to joining Heartland, Mr. McKeag served as Executive Vice President, Corporate Controller and Principal Accounting Officer with Associated Banc-Corp in Green Bay, Wisconsin. Prior to Associated Banc-Corp, Mr. McKeag spent 9 years in various finance positions at JP Morgan and 9 years in public accounting at KPMG in Minneapolis. He is an inactive holder of the certified public accountant certification.

Kenneth J. Erickson was named Executive Vice President, Chief Credit Officer, of Heartland in 1999. Mr. Erickson has been employed by Dubuque Bank and Trust Company since 1975, and was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President in 2000. He was named Vice Chairman of Citizens Finance Co. in 2004. Prior to 2004, Mr. Erickson was Senior Vice President at Citizens Finance Co. Mr. Erickson was named Vice Chairman of Citizens Finance Parent Co. when it was formed in 2013.

Douglas J. Horstmann was named Executive Vice President, Lending, of Heartland in 2012. Mr. Horstmann previously served as Senior Vice President, Lending, of Heartland since 1999. He has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Mr. Horstmann also served as Vice Chairman of First Community Bank from 2007 until its merger with Dubuque Bank and Trust Company in 2011. In 2013, Mr. Horstmann was elected a Director of Galena State Bank & Trust Co. and Illinois Bank & Trust. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking.

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

Frank E. Walter joined Heartland in 2009 as Executive Vice President, Commercial Sales. Prior to joining Heartland, Mr. Walter was the Rockford Regional President of JP Morgan Chase in Rockford, Illinois for five years. Mr. Walter was President and Chief Executive Officer of Bank One/Rockford from 1993 until Bank One's merger with JP Morgan Chase in 2004. Prior to joining Bank One/Rockford, he served as CEO of Bank One/Chicago from 1987 to 1993 and held various management positions at Wells Fargo for the 16 years prior to joining Bank One/Chicago. Mr. Walter is responsible for commercial sales at Heartland.

Rodney L. Sloan was named Executive Vice President, Chief Risk Officer in August 2011. Mr. Sloan previously served as Senior Vice President, Credit Administration of Heartland since January 2011. Prior to joining Heartland, he served in various roles with Old Second Bancorp in Aurora, Illinois from 1990 to 2011. Mr. Sloan oversees all facets of the enterprise-wide risk management program and provides executive leadership to the internal audit, compliance, and loan review functions at Heartland.

Mark G. Murtha joined Heartland in 2013 as Executive Vice President, Human Resources and Organizational Development. Prior to joining Heartland, Mr. Murtha was Senior Vice President of Human Resources for Enterprise Bank & Trust in St. Louis, Missouri from 2002 to 2013. Mr. Murtha is responsible for all human resources functions including recruiting, organizational development, performance management and training.

Michael J. Coyle joined Heartland in 2009 as Executive Vice President, Senior General Counsel, Corporate Secretary. Prior to joining Heartland, Mr. Coyle was an attorney with the Dubuque, Iowa based law firm of Fuerste, Carew, Coyle, Juergens & Sudmeier, P.C. for 38 years, including 35 years as a senior partner. He has extensive experience in corporate and contract law.

Effective January 2, 2015, Mr. Bruce K. Lee joined Heartland as President. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 2,900 stockholders of record as of March 13, 2015, and approximately 2,300 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2014:
First	$28.10	$24.52
Second	28.02	23.34
Third	25.28	23.37
Fourth	27.77	23.46
2013:
First	$27.58	$23.13
Second	28.00	22.29
Third	30.00	26.50
Fourth	29.81	26.18

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2014. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2014	2013
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.10	0.10

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

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2014.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index, the NASDAQ Bank Stock Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2009, and reinvestment of dividends. The table and graph were prepared at our request by SNL Financial, LC.

Cumulative Total Return Performance
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Heartland Financial USA, Inc.	$100.00	$124.85	$112.71	$196.58	$219.76	$210.25
NASDAQ Composite	$100.00	$118.15	$117.22	$138.02	$193.47	$222.16
NASDAQ Bank	$100.00	$114.16	$102.17	$121.26	$171.86	$180.31
SNL Bank and Thrift	$100.00	$111.64	$86.81	$116.57	$159.61	$178.18

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2009

*Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2014, 2013, 2012, 2011, and 2010. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF INCOME DATA
Interest income	$237,042	$199,511	$189,338	$191,737	$198,932
Interest expense	33,969	35,683	39,182	46,343	55,880
Net interest income	203,073	163,828	150,156	145,394	143,052
Provision for loan and lease losses	14,501	9,697	8,202	29,365	32,508
Net interest income after provision for loan and lease losses	188,572	154,131	141,954	116,029	110,544
Noninterest income(1)	82,224	89,618	108,662	59,577	52,329
Noninterest expenses(1)	215,800	196,561	183,381	137,296	129,239
Income taxes	13,096	10,335	17,384	10,302	9,846
Net income	41,900	36,853	49,851	28,008	23,788
Net (income) loss available to noncontrolling interest, net of tax	—	(64)	(59)	36	115
Net income attributable to Heartland	41,900	36,789	49,792	28,044	23,903
Preferred dividends and discount	(817)	(1,093)	(3,400)	(7,640)	(5,344)
Net income available to common stockholders	$41,083	$35,696	$46,392	$20,404	$18,559

PER COMMON SHARE DATA
Net income – diluted	$2.19	$2.04	$2.77	$1.23	$1.13
Cash dividends	0.40	0.40	0.50	0.40	0.40
Dividend payout ratio	18.26%	19.61%	18.05%	32.52%	35.40%
Book value	$22.40	$19.44	$19.02	$16.29	$15.26
Tangible book value per share(2)	19.99	16.90	17.03	14.62	13.54
Weighted average shares outstanding-diluted	18,741,921	17,460,066	16,768,602	16,575,506	16,461,679

(1) See footnote 1 for reclassifications presented in the years ended December 31, 2013 and 2012.
(2) Tangible common equity is common equity excluding goodwill and other intangible assets. Tangible assets are assets excluding goodwill and other intangible assets.

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA
Investments	$1,706,953	$1,895,044	$1,561,957	$1,326,794	$1,264,564
Loans held for sale	70,514	46,665	96,165	53,528	23,904
Total loans and leases receivable(1)	3,878,003	3,502,701	2,828,802	2,494,631	2,364,787
Allowance for loan and lease losses	41,449	41,685	38,715	36,808	42,693
Total assets	6,052,362	5,923,716	4,990,553	4,305,058	3,999,455
Total deposits	4,768,022	4,666,499	3,845,660	3,210,113	3,034,048
Long-term obligations	396,255	350,109	389,025	372,820	362,527
Preferred equity	81,698	81,698	81,698	81,698	78,483
Common stockholders’ equity	414,619	357,762	320,107	268,520	250,608

EARNINGS PERFORMANCE DATA
Return on average total assets	0.70%	0.70%	1.04%	0.50%	0.46%
Return on average stockholders’ equity	10.62	10.87	15.78	7.77	7.51
Net interest margin ratio(2)	3.96	3.78	3.98	4.16	4.12
Earnings to fixed charges:
Excluding interest on deposits	3.27x	3.02x	3.34x	2.51x	2.43x
Including interest on deposits	2.14	1.96	2.15	1.70	1.55

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.74%	1.23%	1.59%	2.39%	3.07%
Nonperforming loans and leases to total loans and leases	0.65	1.21	1.53	2.31	3.87
Net loan and lease charge-offs to average loans and leases	0.39	0.22	0.23	1.46	1.31
Allowance for loan and lease losses to total loans and leases	1.07	1.19	1.37	1.48	1.82
Allowance for loan and lease losses to nonperforming loans and leases	165.33	98.27	89.71	64.09	47.12

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.00%	8.09%	8.47%	8.47%	8.13%
Average common equity to average assets	6.60	6.46	6.58	6.45	6.13
Total capital to risk-adjusted assets	15.73	14.69	15.35	15.87	16.23
Tier 1 leverage	12.95	13.19	13.36	14.08	14.06

(1) Excludes loans held for sale.
(2) Tax equivalent using a 35% tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, Heartland’s Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The Consolidated Financial Statements include the accounts of Heartland and its subsidiaries, all of which are wholly-owned.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1, "Summary of Significant Accounting Policies," for further discussion on Heartland's critical accounting policies.

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

All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historic loss rate is established for each group of loans based upon a twelve-quarter weighted moving average loss rate. The appropriateness of the allowance for loan and lease losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank Subsidiary.

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all loan losses, but management believes that the allowance for loan and lease losses was appropriate at December 31, 2014. While management uses available information to provide for loan and lease losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Heartland subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•	Significant negative industry or economic trends

•	Significant decline in the market price for our common stock over a sustained period; and market capitalization relative to net book value

•	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset

Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2013 and 2014 and determined no goodwill impairment charges were required.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. Heartland currently has nine banking subsidiaries with 86 locations in 63 communities in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas and Missouri and loan production offices in California, Nevada, Idaho, North Dakota, Oregon, Washington and Nebraska. Our primary strategy is to balance our focus on increasing profitability with asset growth and diversification through acquisitions, de novo bank formations and branch openings within existing market areas.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale, also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising and other real estate and loan collection expenses.

Net income recorded for 2014 was $41.9 million compared to $36.8 million recorded in 2013, an increase of $5.1 million or 14%. Net income available to common stockholders was $41.1 million, or $2.19 per diluted common share, for the year ended December 31, 2014, compared to $35.7 million, or $2.04 per diluted common share, earned during the prior year. Return on average common equity was 10.62% and return on average assets was 0.70% for 2014, compared to 10.87% and 0.70%, respectively, for 2013.

Positively affecting net income for 2014 was a $39.2 million or 24% increase in net interest income, largely due to strong loan growth and the acquisition of Morrill & Janes Bank and Trust Company completed early in the fourth quarter of 2013. This improvement was offset by an $8.9 million or 22% decrease in gains on sale of loans held for sale, resulting from weaker mortgage loan volumes, and a $19.2 million or 10% increase in noninterest expenses, primarily due to the added expenses of Morrill & Janes Bank and Trust Company.

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

Earnings for 2013, in comparison to 2012, were most positively affected by increases in net interest income, loan servicing income and service charges and fees, combined with decreases in loss on sales/valuations of assets, net, and other noninterest expenses. These improvements were more than offset by a decline in gains on sale of loans, reduced securities gains and increases in salaries and employee benefits, occupancy and professional fees expenses. Net interest income was $163.8 million during 2013 compared to $150.2 million during 2012, an increase of $13.6 million. Loan servicing income increased $1.8 million and service charges and fees increased $2.4 million, while loss on sales/valuations of assets, net, decreased $4.1 million and other noninterest expenses decreased $4.3 million. The most significant contributing factors to the reduced earnings in 2013 as compared to 2012 were gains on sale of loans held for sale, which decreased $20.4 million, and salaries and employee benefits, which increased $12.5 million.

Subsequent to December 31, 2014, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust in Sheboygan, Wisconsin, in an all stock transaction that closed on January 16, 2015. Simultaneous with the closing, Community Bank & Trust was merged into Heartland's Wisconsin Bank & Trust subsidiary. As of December 31, 2014, Community Bank & Trust had total assets of $530.4 million, including loans of $411.0 million and deposits of $446.7 million. The aggregate purchase price of approximately $53.1 million was based upon 155% of the December 31, 2014 adjusted tangible book value, as defined in the merger agreement, and was paid by delivery of 1,970,720 shares of Heartland common stock. Upon completion of this merger, Wisconsin became Heartland's third state with banking assets greater than $1 billion.

On October 18, 2013, Heartland completed a merger transaction with Morrill Bancshares, Inc., the holding company for Morrill & Janes Bank and Trust Company, based in Merriam, Kansas. On the date of merger, Morrill & Janes Bank and Trust Company had total loans valued at $377.7 million and total deposits valued at $665.3 million. After the merger, Morrill & Janes Bank and Trust Company continues as one of Heartland's independent, state-chartered, bank subsidiaries and operates under its current name and management team. The aggregate purchase price, which was based on the tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock.

On November 22, 2013, Heartland acquired Freedom Bank in Sterling, Illinois, from its parent company, River Valley Bancorp, Inc., a Davenport, Iowa-based bank holding company. The acquisition of Freedom Bank was arranged through a negotiated transfer of ownership with Heartland’s flagship bank, Dubuque Bank and Trust Company. On the date of acquisition, Freedom Bank had total loans valued at $39.3 million and total deposits valued at $54.1 million. Freedom Bank operated independently as a subsidiary of Dubuque Bank and Trust Company until March 2014 when it was merged into Illinois Bank & Trust, Heartland’s Rockford, Illinois-based bank.

Total assets were $6.05 billion at December 31, 2014, an increase of $129.0 million since year-end 2013. Securities represented 28% of total assets at December 31, 2014, compared to 32% at year-end 2013.

Total loans and leases held to maturity were $3.88 billion at December 31, 2014, compared to $3.50 billion at year-end 2013, an increase of $379.8 million or 11%, with $78.4 million of this growth occurring in the fourth quarter, $103.6 million in the third quarter, $117.0 million in the second quarter and $80.8 million during the first quarter. A majority of the growth occurred in the commercial and commercial real estate loan portfolio, which increased $263.3 million or 11% since year-end 2013, with $33.6 million of this growth occurring during the fourth quarter, $59.0 million during the third quarter, $102.9 million during the second quarter and $67.8 million during the first quarter.

Total deposits were $4.77 billion as of December 31, 2014, compared to $4.67 billion at year-end 2013, an increase of $101.5 million or 2%. Demand deposits totaled $1.30 billion at December 31, 2014, an increase of $56.6 million or 5% since year-end 2013. Also increasing during 2014, savings deposits grew to $2.69 billion, an increase of $152.3 million or 6%. Certificates of deposit totaled $785.3 million at December 31, 2014, a decrease of $107.3 million or 12% since year-end 2013.

Total assets were $5.92 billion at December 31, 2013, an increase of $933.2 million or 19% since December 31, 2012. On the date acquired, Morrill & Janes Bank and Trust Company had $810.8 million in assets and Freedom Bank had $67.1 million in assets. Securities represented 32% of Heartland's total assets at December 31, 2013, compared to 31% at year-end 2012. Total loans and leases held to maturity were $3.50 billion at December 31, 2013, compared to $2.82 billion at year-end 2012, an increase of $675.4 million or 24%, with $595.2 million of the increase occurring during the fourth quarter. Included in the loan growth for the fourth quarter of 2013 were $377.7 million of loans acquired in the Morrill & Janes Bank and Trust Company merger and $39.3 million acquired in the Freedom acquisition. Excluding these acquisitions, loan growth totaled $258.4 million or 9% for 2013. Commercial and commercial real estate loans, which totaled $2.48 billion at December 31, 2013, increased $478.4 million or 24% since year-end 2012, with $295.6 million attributable to the acquisitions. Residential mortgage loans, which totaled $349.3 million at December 31, 2013, increased $99.7 million or 40% since year-end 2012, with $56.9 million attributable to the acquisitions. Agricultural and agricultural real estate loans, which totaled $376.7 million at December 31, 2013, increased $48.4 million or 15% since year-end 2012, with $49.4 million attributable to the acquisitions. Consumer loans, which totaled $294.1 million at December 31, 2013, increased $48.5 million or 20% since year-end 2012, with $15.0 million attributable to the acquisitions.

Total deposits were $4.67 billion at December 31, 2013, compared to $3.85 billion at year-end 2012, an increase of $820.8 million or 21%, with $665.3 million attributable to the Morrill & Janes Bank and Trust Company merger and $54.1 million attributable to the Freedom acquisition. Demand deposits totaled $1.24 billion at December 31, 2013, an increase of $264.3 million or 27% since year-end 2012, with $91.6 million attributable to the acquisitions. Exclusive of $543.6 million acquired, savings deposits decreased $12.8 million or 1% since year-end 2012. Certificates of deposit decreased $58.5 million or 7% when excluding $84.2 million in acquired certificates of deposit.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.96% during 2014 compared to 3.78% during 2013 and 3.98% during 2012. Net interest margin for both 2014 and 2013 benefited from strong loan growth, better asset mix, and continued decreases in deposit costs. The dip in net interest margin during 2013 was primarily attributable to lower yields on the securities portfolio. With deposit rates at close to the bottom of their manageable range and reinvestment rates on maturing securities at dramatically lower levels, the sustainability of net interest margin as a percentage at current levels will be contingent on management's ability to shift dollars from the securities portfolio into the loan portfolio. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

Interest income increased $37.5 million or 19% to $237.0 from $199.5 million in 2013 and increased $10.2 million or 5% from $189.3 million during 2012. After adjustment to add $10.3 million in 2014 and $9.5 million in 2013 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income increased $38.4 million or 18% during 2014 and $12.3 million or 6% during 2012. Average earning assets increased $802.0 million or 18% during 2014 compared to 2013. The average earning assets for 2014 included a full year of the average earning assets at Morrill & Janes Bank & Trust Company, which totaled $816.0 million, while the average earning assets for 2013 included $165.2 million in average earning assets at Morrill & Janes Bank and Trust Company as it was acquired early in the last quarter of 2013. Exclusive of the average earning assets at Morrill & Janes Bank and Trust Company, average earning assets increased $151.1 million or 3% during 2014. Average earning assets increased $620.0 million or 16% during 2013, and exclusive of the Morrill & Janes Bank and Trust Company acquisition, average earning assets increased $454.9 million or 11%. The average interest rate earned on total average earning assets was 4.59% during 2014 compared to 4.56% during 2013 and 4.97% during 2012. The overall yield earned on the securities portfolio was 3.00% in 2014 compared to 2.63% in 2013 and 2.97% in 2012, an increase of 37 basis points in 2014 and a decrease of 34 basis points during 2013. The overall yield earned on the loan portfolio was 5.32% in 2014 compared to 5.61% in 2013 and 5.95% in 2012, a decrease of 29 basis points in 2014 and 34 basis points during 2013. The composition of average earning assets changed as the percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 69% during 2014 compared to 65% during 2013 and 67% during 2012.

Interest expense decreased $1.7 million or 5% during 2014 to $34.0 million compared to $35.7 million during 2013 and decreased $3.5 million or 9% during 2013 from $39.2 million during 2012. Even though average interest bearing liabilities increased $555.3 million or 16% for 2014 and $348.5 million or 11% for 2013, the average interest rate paid on Heartland's deposits and borrowings declined during both years. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 0.83% in 2014 compared to 1.01% in 2013 and 1.23% in 2012. Contributing to these improvements in interest expense was a continued change in the mix of deposits as balances shifted from higher cost certificates of deposit to lower cost interest-bearing deposits. Average savings balances, as a percentage of total average interest bearing deposits, was 75% during 2014 compared to 71% during 2013 and 69% during 2012. Additionally, the average interest rate paid on savings deposits was 0.31% during 2014 compared to 0.32% during 2013 and 0.38% during 2012. As the rates currently paid on Heartland's deposits are effectively approaching a floor, management believes there is less flexibility to pay lower rates on these deposits in the future.

Net interest income totaled $203.1 million during 2014, an increase of $39.3 million or 24% from the $163.8 million recorded during 2013. Net interest income increased $13.6 million or 9% during 2013 from the $150.2 million recorded during 2012.
On a tax-equivalent basis, net interest income increased $40.1 million or 23% during 2014 and $15.7 million or 10% during 2012.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 35% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 65% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on our interest income. Item 7A of this Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,296,991	$29,727	2.29%	$1,198,777	$21,501	1.79%	$1,015,624	$22,129	2.18%
Nontaxable(1)	375,788	20,414	5.43	395,578	20,452	5.17	283,735	16,459	5.80
Total securities	1,672,779	50,141	3.00	1,594,355	41,953	2.63	1,299,359	38,588	2.97
Interest bearing deposits	7,678	23	0.30	9,242	12	0.13	5,658	8	0.14
Federal funds sold	509	1	0.20	1,417	1	0.07	556	4	0.72
Loans and Leases:(2)
Commercial and commercial real estate(1)	2,611,150	126,592	4.85	2,078,594	105,239	5.06	1,889,891	100,644	5.33
Residential mortgage	430,950	18,359	4.26	344,606	14,511	4.21	293,850	13,142	4.47
Agricultural and agricultural real estate(1)	388,974	19,558	5.03	331,622	17,494	5.28	282,519	15,896	5.63
Consumer	313,756	26,034	8.30	261,611	24,210	9.25	230,192	22,874	9.94
Fees on loans	—	6,632	—	—	5,556	—	—	5,580	—
Less: allowance for loan and lease losses	(41,521)	—	—	(39,151)	—	—	(39,757)	—	—
Net loans and leases	3,703,309	197,175	5.32	2,977,282	167,010	5.61	2,656,695	158,136	5.95
Total earning assets	5,384,275	247,340	4.59	4,582,296	208,976	4.56	3,962,268	196,736	4.97
Nonearning assets	473,213			500,835			501,397
TOTAL ASSETS	$5,857,488			$5,083,131			$4,463,665
INTEREST BEARING LIABILITIES
Savings	$2,589,649	$8,042	0.31%	$2,101,295	$6,674	0.32%	$1,763,233	$6,736	0.38%
Time, $100,000 and over	330,428	3,474	1.05	315,623	4,403	1.40	272,338	4,776	1.75
Other time deposits	535,483	6,638	1.24	532,157	8,891	1.67	531,351	10,718	2.02
Short-term borrowings	308,942	877	0.28	257,084	808	0.31	252,849	818	0.32
Other borrowings	336,569	14,938	4.44	339,578	14,907	4.39	377,478	16,134	4.27
Total interest bearing liabilities	4,101,071	33,969	0.83	3,545,737	35,683	1.01	3,197,249	39,182	1.23
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	1,243,376			1,064,177			829,566
Accrued interest and other liabilities	44,499			62,161			58,572
Total noninterest bearing liabilities	1,287,875			1,126,338			888,138
STOCKHOLDERS' EQUITY	468,542			411,056			378,278
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,857,488			$5,083,131			$4,463,665
Net interest income(1)		$213,371			$173,293			$157,554
Net interest spread(1)			3.76%			3.55%			3.74%
Net interest income to total earning assets(1)			3.96%			3.78%			3.98%
Interest bearing liabilities to earning assets	76.17%			77.38%			80.69%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$1,873	$6,353	$8,226	$3,634	$(4,262)	$(628)
Nontaxable(1)	(1,049)	1,011	(38)	5,935	(1,942)	3,993
Interest bearing deposits	(2)	13	11	5	(1)	4
Federal funds sold	(1)	1	—	3	(6)	(3)
Loans and leases(1)(2)	39,013	(8,848)	30,165	18,338	(9,464)	8,874
TOTAL EARNING ASSETS	39,834	(1,470)	38,364	27,915	(15,675)	12,240
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	1,520	(152)	1,368	1,176	(1,238)	(62)
Time, $100,000 and over	198	(1,127)	(929)	691	(1,064)	(373)
Other time deposits	55	(2,308)	(2,253)	16	(1,843)	(1,827)
Short-term borrowings	152	(83)	69	14	(24)	(10)
Other borrowings	(133)	164	31	(1,654)	427	(1,227)
TOTAL INTEREST BEARING LIABILITIES	1,792	(3,506)	(1,714)	243	(3,742)	(3,499)
NET INTEREST INCOME	$38,042	$2,036	$40,078	$27,672	$(11,933)	$15,739

(1) Tax equivalent basis is calculated using a tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

In both years, the decrease in rates on deposits and borrowings had a significant positive impact on net interest income, with the increase in the volume of these interest bearing liabilities having a small negative impact. The increase in the volume of earning assets more than offset the decrease in rate earned on these assets resulting in $38.4 million of the $40.1 million increase in net interest income in 2014 and $12.2 of the of the $15.7 million increase in net interest income during 2013. In 2014, the decrease in rates positively impacted net interest income as asset yields declined less than rates paid on liabilities. In 2013, the decreasing rates had a negative impact on net interest income as asset yields declined more significantly than the rates paid on liabilities, but these decreases in rate were more than offset by the increase in interest income resulting from increased volume of earning assets.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan and lease losses. In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of December 31, 2014, was at a level appropriate for the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2014, was 1.07% of loans and leases and 165.33% of nonperforming loans compared to 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013, and 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012. The provision for loan losses was $14.5 million during 2014 compared to $9.7 million during 2013 and $8.2 million during 2012. The increased provision in 2014 was primarily a result of a provision of $4.5 million to compensate for a charge-off on a single large credit. The increased provision in 2013 was primarily a result of a provision to create a specific allowance for a single impaired loan. The allowance for loan and lease losses on impaired loans was $2.7 million at December 31, 2014, $6.7 million at December 31, 2013 and $4.6 million at December 31, 2012. The allowance on non-impaired loans was $38.8 million, at December 31, 2014, $35.0 million at December 31, 2013 and $34.1 million at December 31, 2012. The portion of the allowance on non-impaired loans represented 1.02%, 1.02% and 1.24% of non-impaired loans and leases at December 31, 2014, 2013 and 2012, respectively.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2014	2013	2012	2014/2013	2013/2012
Service charges and fees	$20,085	$17,660	$15,242	14%	16%
Loan servicing income (loss)	5,583	1,648	(151)	239	1,191
Trust fees	13,097	11,708	10,478	12	12
Brokerage and insurance commissions	4,440	4,561	3,702	(3)	23
Securities gains, net	3,668	7,121	13,998	(48)	(49)
Gain (loss) on trading account securities, net	(38)	1,421	47	(103)	2,923
Impairment loss on securities	—	—	(981)	—	100
Gains on sale of loans held for sale	31,337	40,195	60,649	(22)	(34)
Valuation adjustment on mortgage servicing rights	—	496	(477)	100	204
Income on bank owned life insurance	1,472	1,555	1,442	(5)	8
Other noninterest income	2,580	3,253	4,713	(21)	(31)
Total Noninterest Income	$82,224	$89,618	$108,662	(8)%	(18)%

During 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. This reclassification is presented in both the current and prior reporting periods and did not affect the financial results. Heartland believes this reclassification is more consistent with industry reporting practices. For the years ending December 31, 2013, and December 31, 2012, $12.8 million and $11.4 million, respectively, were reclassified from loan servicing income to gain on sale of loans held for sale.

Noninterest income was $82.2 million in 2014 compared to $89.6 million in 2013, a decrease of $7.4 million or 8%. During 2013, noninterest income was $89.6 million compared to $108.7 million in 2012, a decrease of $19.1 million or 18%. These decreases were driven primarily by decreases in gains on sale of loans held for sale from our mortgage banking operations, and from decreased gains on sale of securities and were partially offset by increases in other fee income categories.

Service charges and fees increased $2.4 million or 14% from 2013 to 2014 and $2.4 million or 16% from 2012 to 2013. Service charges on checking and savings accounts totaled $5.0 million during 2014 compared to $4.8 million during 2013 and $3.9 million during 2012. Overdraft fees totaled $6.2 million during 2014, $5.8 million during 2013 and $5.5 million during 2012. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $7.2 million during 2014, $6.1 million during 2013 and $5.1 million during 2012. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to acquisitions. Also included in service charges and fees are fees for credit card services, which increased from $656,000 in 2013 to $1.4 million in 2014, an increase of $769,000 or 117%. Morrill & Janes Bank and Trust Company contributed $997,000 to these fees for 2014 and $249,000 during 2013. During 2014, Heartland began to provide the enhanced credit card services provided by Morrill & Janes Bank and Trust Company at its other bank subsidiaries.

Loan servicing income totaled $5.6 million for 2014 compared to $1.6 million for 2013. During 2012, loan servicing income was a loss of $151,000. Included in loan servicing income are the fees collected for the servicing of mortgage loans primarily for government sponsored entities, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans primarily for government sponsored entities were $8.8 million during 2014 compared to $6.9 million during 2013 and $4.4 million during 2012. An additional component of loan servicing income related to the mortgage loan servicing portfolio is the amortization of mortgage servicing rights, which was $5.4 million during 2014 compared to $7.3 million during 2013 and $6.6 million during 2012. As the average life of Heartland’s mortgage servicing rights increased during the first quarter of 2014 to 84 months from 60 months one year ago and continued at that level during the remainder of 2014, the monthly amortization expense was lower during 2014 in comparison with 2013. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $3.50 billion at December 31, 2014, compared to $3.05 billion at December 31, 2013, and $2.20 billion at December 31, 2012. Note 8 to the consolidated financial statements contains a discussion about our mortgage servicing rights.

The following table summarizes Heartland's residential mortgage loan activity for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2014	2013	2012
Mortgage Servicing Fees	$8,807	$6,897	$4,431
Mortgage Servicing Rights Amortization	(5,422)	(7,314)	(6,597)
Total Residential Mortgage Loan Servicing Income	$3,385	$(417)	$(2,166)
Valuation Adjustment on Mortgage Servicing Rights	$—	$496	$(477)
Gains On Sale of Residential Mortgage Loans Held For Sale	$30,568	$39,728	$60,358
Residential Mortgage Loans Originated	$1,058,840	$1,484,949	$1,647,650
Residential Mortgage Loans Sold	$923,349	$1,421,497	$1,531,563
Residential Mortgage Loan Servicing Portfolio	$3,498,724	$3,045,893	$2,199,486

Gains on sale of loans held for sale totaled $31.3 million during 2014 compared to $40.2 million during 2013 and $60.6 million during 2012, which result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. These decreases were related to the flat or moderately increasing interest rate environment that existed throughout much of 2014, as opposed to a low interest rate environment that existed throughout much of 2013 that encouraged mortgage loan refinancings. As reflected in the table above, the volume of residential mortgage loans sold totaled $923.3 million during 2014 compared to $1.42 billion during 2013 and $1.53 billion during 2012. Refinancing activity increased during the last half of 2011 as long-term mortgage loan rates fell to all-time lows and continued throughout 2012 and then tapered off during 2013 as residential mortgage loan interest rates increased.

Trust fees increased $1.4 million or 12% during 2014 and $1.2 million or 12% during 2013. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.86 billion at December 31, 2014, compared to $1.62 billion at December 31, 2013, and $1.38 billion at December 31, 2012. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $3.7 million during 2014 compared to $7.1 million during 2013 and $14.0 million during 2012. These decreases were related to the flat or moderately increasing interest rate environment that existed throughout much of 2014, as opposed to a low interest rate environment that existed throughout much of 2013 that encouraged rebalancing of the securities portfolio. As market interest rates began to increase in the last three quarters of 2013, the value of Heartland's securities portfolio was impacted, making the realization of securities gains more difficult. Additionally, during 2013, two private label Z tranche securities with a book value of $31,000 were sold at a gain of $1.6 million. Five of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $85,000 and a market value of $4.9 million at December 31, 2014. Management has not determined when any future sales of these Z tranche securities will occur.

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

Trading securities experienced net losses of $38,000 during 2014 compared to net gains of $1.4 million during 2013 and net gains of $47,000 during 2012. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock held in Heartland's trading securities portfolio from 2008 until they were sold during the first quarter of 2014.

Other noninterest income was $2.6 million during 2014 compared to $3.3 million during 2013 and $4.7 million during 2012. Affecting other noninterest income were payments due to or from the FDIC under loss share agreements associated with The Elizabeth State Bank acquisition completed in 2009. Payments due from the FDIC totaled $36,000 during 2014, $463,000 during 2013 and $212,000 during 2012. Included in other noninterest income during 2013 was $438,000 in gains on two real estate properties obtained through collection efforts on nonperforming loans. Included in other noninterest income during 2012 was $2.0 million in equity earnings which resulted from the sale of two low-income housing projects within partnerships in which Dubuque Bank and Trust Company was a member and a $682,000 write up on the appraised value of real property obtained through collection efforts on nonperforming loans.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2014	2013	2012	2014/2013	2013/2012
Salaries and employee benefits	$129,843	$118,224	$105,727	10%	12%
Occupancy	15,746	13,459	10,629	17	27
Furniture and equipment	8,105	8,040	6,326	1	27
Professional fees	18,241	17,532	15,338	4	14
FDIC insurance assessments	3,808	3,544	3,292	7	8
Advertising	5,524	5,294	5,294	4	—
Intangible assets amortization	2,223	1,063	562	109	89
Other real estate and loan collection expenses	2,309	4,445	2,890	(48)	54
Loss on sales/valuations of assets, net	2,105	3,034	7,093	(31)	(57)
Other noninterest expenses	27,896	21,926	26,230	27	(16)
Total Noninterest Expenses	$215,800	$196,561	$183,381	10%	7%
Efficiency ratio, fully taxable equivalent(1)	71.61%	75.01%	67.58%

(1) See the following reconciliation of Non-GAAP measure.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Years Ended December 31,
	2014	2013	2012
Net interest income	$203,073	$163,828	$150,156
Taxable equivalent adjustment (1)	10,297	9,465	7,398
Fully taxable equivalent net interest income	213,370	173,293	157,554
Noninterest income	82,224	89,618	108,662
Securities gains, net	(3,668)	(7,121)	(13,998)
Adjusted income	$291,926	$255,790	$252,218

Total noninterest expenses	$215,800	$196,561	$183,381
Less:
Intangible assets amortization	2,223	1,063	562
Partnership investment in historic rehabilitation tax credits	2,436	596	5,289
Loss on sales/valuations of assets, net	2,105	3,034	7,093
Adjusted noninterest expenses	$209,036	$191,868	$170,437

Efficiency ratio, fully taxable equivalent (2)	71.61%	75.01%	67.58%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully taxable equivalent, expresses noninterest expenses as a percentage of fully taxable equivalent net interest income and noninterest income. Noninterest income and noninterest expenses exclude items that management believes are not comparable among the periods presented. This measure should not be considered a substitute for operating results determined in accordance with GAAP. Management believes the presentation of the non-GAAP measure provides supplemental useful information for proper understanding of the financial results.

In the first quarter of 2014, Heartland made the following income statement reclassifications. Heartland separated the expense category of net loss on repossessed assets into two expense categories, other real estate and loan collection expenses and loss on sales/valuations of assets, net. Additionally, gains and losses on sales of fixed assets were reclassified from other noninterest expenses to the newly created loss on sales/valuations of assets, net. These reclassifications are presented in both the current and prior reporting periods. For the years ended December 31, 2013 and December 31, 2012, losses on sales of fixed assets of $235,000 and $14,000, respectively were reclassified from noninterest expenses to loss on sales/valuations of assets, net. These reclassifications do not have a material impact on Heartland's financial statements and do not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices.

Noninterest expenses totaled $215.8 million in 2014 compared to $196.6 million in 2013, a $19.2 million or 10% increase. During 2014, significant increases in salaries and employee benefits, occupancy, intangible assets amortization and other noninterest expenses were partially offset by decreases in other real estate and loan collection expenses and net losses on sales/valuations of assets. Noninterest expenses totaled $196.6 million in 2013 compared to $183.4 million in 2012, a $13.2 million or 7% increase. During 2013, significant increases in salaries and employee benefits, occupancy, furniture and equipment and professional fees were partially offset by decreases in net losses on sales/valuations of assets and other noninterest expenses. One of Heartland's top priorities for 2014 is improving its efficiency ratio to achieve a ratio of 65% in 2016. To that end, four banking centers were closed in the past twelve months and management has undertaken a company-wide process improvement initiative covering all subsidiaries and business lines. The systems conversion of Morrill & Janes Bank and Trust Company, which was completed in June 2014, and the combination of Heartland's Illinois subsidiary banks Riverside Community Bank and Galena State Bank & Trust Co. under one charter named Illinois Bank & Trust, which occurred on January 23, 2015, are also expected to contribute to improvement in Heartland's efficiency ratio.

The largest component of noninterest expense, salaries and employee benefits, increased $11.6 million or 10% in 2014 and $12.5 million or 12% in 2013. The salaries and benefits for Morrill & Janes Bank and Trust Company comprised $6.2 million of the increase for 2014. Annual merit increases and higher medical expenses also contributed to the increase for 2014. A large portion of the 2013 increase resulted from the expansion of Heartland's residential loan origination operations, with a smaller portion attributable to the additional employees joining Heartland through the acquisitions completed during the last two quarters of 2012. Commission expense, a large portion of which is associated with mortgage loan origination activity, was $14.3 million during 2014, $19.3 million during 2013, and $19.8 million during 2012. Full-time equivalent employees totaled

1,631 on December 31, 2014, compared to 1,676 on December 31, 2013, and 1,498 on December 31, 2012. The acquisitions completed in the fourth quarter of 2013 added 133 full-time equivalent employees representing 75% of the increase for 2013.

Occupancy expense increased $2.3 million or 17% in 2014 and $2.8 million or 27% in 2013. Furniture and equipment expense increased $65,000 or 1% during 2014 and $1.7 million or 27% during 2013. The occupancy and furniture and equipment expense for Morrill & Janes Bank and Trust Company comprised $1.2 million of the increase for 2014. The remainder of the 2014 and 2013 increases primarily resulted from the residential loan origination operations expansion and the acquisitions completed during the last two quarters of 2012.

Professional fees increased $709,000 or 4% during 2014 and $2.2 million or 14% during 2013. These increases were primarily attributable to Heartland's expansion of its mortgage loan origination operations and the services provided to Heartland by third-party consultants, including those performed in relation to acquisitions.

Other real estate and loan collection expenses totaled $2.3 million during 2014 compared to $4.4 million during 2013 and $2.9 million during 2012. The higher amount in 2013 was attributable to the costs associated with the operations of one business held in receivership.

Net losses on sales/valuations of assets totaled $2.1 million during 2014 compared to $3.0 million during 2013 and $7.1 million during 2012. The majority of the losses during 2012 resulted from valuation adjustments due to reductions in real estate values.

Other noninterest expenses were $27.9 million during 2014 compared to $21.9 million during 2013 and $26.2 million during 2012. Included in other noninterest expenses were writedowns totaling $2.4 million in 2014, $596,000 in 2013 and $5.3 million in 2012 on investments in commercial and residential real estate projects which qualified for historic rehabilitation tax credits of $3.1 million during 2014, $898,000 during 2013 and $5.8 million during 2012. Also included in the 2012 noninterest expenses were $442,000 in costs incurred for early termination fees on service contracts, severance payouts and retention bonuses paid as a result of acquisitions. Other noninterest expenses at Morrill & Janes Bank and Trust Company were $2.9 million during 2014 in comparison with $525,000 in 2013. Provisions to fund a repurchase reserve for the potential buyback of residential mortgage loans were recorded in the amount of $89,000 in 2014, $530,000 during 2013 and $2.6 million during 2012. Also included in the 2012 other noninterest expenses was a $302,000 charge for an early payment fee and remaining unamortized issuance costs due to the early redemption of $5.0 million of trust preferred securities. Additionally, a large portion of the increases in other noninterest expenses in both years was attributable to the expansion of our mortgage origination operations.

Income Taxes

Heartland's effective tax rate was 23.8% for 2014 compared to 21.9% for 2013 and 25.9% for 2012. Heartland's income taxes included the net effect of federal historic rehabilitation tax credits totaling $3.1 million for 2014, $898,000 for 2013 and $5.8 million in 2012. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $755,000 during 2014 compared to $798,000 during both 2013 and 2012. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 34.8% during 2014, 37.3% during 2013, and 20.4% during 2012. The tax-equivalent adjustment for this tax-exempt interest income was $10.3 million during 2014, $9.5 million during 2013, and $7.4 million during 2012.

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

Income before taxes for the community and other banking segment for 2014 was $61.8 million compared to $50.8 million for 2013 and $48.0 million for 2012. The increases in both periods were primarily a result of increased net interest income; increases in the other noninterest income categories of services charges and fees, trust fees and brokerage and insurance commissions; offset in part by increased noninterest expenses, particularly in the categories of salaries and employee benefits, occupancy, furniture and equipment and professional fees, primarily as a result of the acquisitions completed in the third and fourth quarters of 2012 and the fourth quarter of 2013. The community and other banking segment also benefited from significantly higher gains on sale of securities during 2012. Net interest income in this segment was $200.4 million for 2014 compared to $161.5 million for 2013 and $147.9 million for 2012. Provision for loan and lease losses was $14.5 million for

2014 compared to $9.7 million for 2013 and $8.2 million for 2012. Noninterest income totaled $48.3 million for 2014 compared to $49.8 million for 2013 and $50.9 million for 2012. Noninterest expense was $172.4 million for 2014 compared to $150.8 million for 2013 and $142.6 million for 2012.

The mortgage banking segment recorded a loss before taxes of $6.8 million for 2014 compared to a loss before taxes of $3.6 million for 2013 and income before taxes of $19.2 million for 2012. The decreases in 2014 and 2013 are reflective of the change in long-term interest rates during the second and third quarters of 2013, which continued throughout 2014, resulting in lower loan originations, and the effect higher interest rates have on the gains on sale of loans into the secondary market. Also contributing to the decreases in income before taxes for the mortgage banking segment were additional expenses incurred during 2013 due to expansion efforts, which carried over into 2014. Net interest income for this segment was $2.7 million for 2014 compared to $2.4 million for 2013 and $2.3 million for 2012. Noninterest income totaled $33.9 million during 2014 compared to $39.8 million during 2013 and $57.7 million during 2012, reflecting primarily gains on sale of loans held for sale. Noninterest expense was $43.4 million during 2014 compared to $45.8 million during 2013 and $40.7 million during 2012.

FINANCIAL CONDITION

Total assets were $6.05 billion at December 31, 2014, an increase of $128.6 million or 2% since December 31, 2013. Total assets were $5.92 billion at December 31, 2013, an increase of $933.2 million or 19% since December 31, 2012. Included in the asset growth for 2013 were $810.8 million of assets acquired in the Morrill & Janes Bank and Trust Company merger and $67.1 million in assets acquired in the Freedom acquisition.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated, in thousands:

LOAN AND LEASE PORTFOLIO
	As of December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$1,036,080	26.72%	$950,197	27.16%	$712,308	25.22%	$646,116	25.97%	$559,012	23.79%
Commercial real estate	1,707,060	44.02	1,529,683	43.70	1,289,184	45.62	1,163,784	46.79	1,160,962	49.43
Agricultural and agricultural real estate	423,827	10.93	376,735	10.76	328,311	11.62	262,975	10.57	250,943	10.68
Residential mortgage	380,341	9.81	349,349	9.98	249,689	8.84	194,436	7.82	163,726	6.97
Consumer	330,555	8.52	294,145	8.40	245,678	8.70	220,099	8.85	214,515	9.13
Gross loans and leases receivable held to maturity	3,877,863	100.00%	3,500,109	100.00%	2,825,170	100.00%	2,487,410	100.00%	2,349,158	100.00%
Unearned discount	(90)		(168)		(676)		(2,463)		(2,581)
Deferred loan fees	(1,028)		(2,989)		(2,945)		(3,663)		(2,590)
Total net loans and leases receivable held to maturity	$3,876,745		$3,496,952		$2,821,549		$2,481,284		$2,343,987
Loans covered under loss share agreements:
Commercial and commercial real estate	$54	4.29%	$2,314	40.24%	$3,074	42.38%	$6,380	47.80%	$10,056	48.34%
Agricultural and agricultural real estate	—	—	543	9.45	748	10.31	1,659	12.43	2,723	13.09
Residential mortgage	1,204	95.71	2,280	39.66	2,645	36.47	4,158	31.15	5,792	27.85
Consumer	—	—	612	10.65	786	10.84	1,150	8.62	2,229	10.72
Total loans covered under loss share agreements	1,258	100.00%	5,749	100.00%	7,253	100.00%	13,347	100.00%	20,800	100.00%
Allowance for loan and lease losses	(41,449)		(41,685)		(38,715)		(36,808)		(42,693)
Loans and leases receivable, net	$3,836,554		$3,461,016		$2,790,087		$2,457,823		$2,322,094

Loans held for sale totaled $70.5 million at December 31, 2014, an increase of $23.8 million or 51% since year-end 2013. These balances were higher as mortgage loan origination activity increased during the second half of 2014. Loans held for sale at December 31, 2013, totaled $46.7 million, a decrease of $49.5 million or 52% since year-end 2012. These balances decreased as mortgage loan origination activity slowed during 2013.

The table below sets forth the remaining maturities of loans and leases by category, including loans held for sale and loans covered by loss share agreements, and excluding unearned discount and deferred loan fees, as of December 31, 2014, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$401,643	$194,770	$116,258	$168,186	$155,698	$1,036,555
Commercial real estate	406,982	590,112	257,981	130,506	321,701	1,707,282
Residential real estate	103,458	24,374	28,610	110,029	183,998	450,469
Agricultural and agricultural real estate	193,445	130,514	33,748	31,953	35,113	424,773
Consumer	70,802	76,078	28,217	25,994	129,465	330,556
Total	$1,176,330	$1,015,848	$464,814	$466,668	$825,975	$3,949,635

(1) Maturities based upon contractual dates

Total loans and leases held to maturity were $3.88 billion at December 31, 2014, compared to $3.50 billion at year-end 2013, an increase of $379.8 million or 11%, with $78.4 million of the growth occurring during the fourth quarter, $103.6 million during the third quarter, $117.0 million during the second quarter and $80.8 million during the first quarter. Total loans and leases held to maturity at December 31, 2013, increased $675.4 million or 24% from $2.82 billion at December 31, 2012, with $595.2 million of the increase occurring during the fourth quarter. Included in the loan growth for the fourth quarter of 2013 were $377.7 million acquired in the Morrill & Janes Bank and Trust Company merger and $39.3 million acquired in the Freedom acquisition. Excluding these acquisitions, loan growth totaled $178.3 million or 6% for the fourth quarter of 2013 and $258.4 million or 9% for the full year of 2013. The loan category experiencing the majority of the growth during both 2014 and 2013 was commercial and commercial real estate loans.

The commercial and commercial real estate loan category continues to be the primary focus for all the Bank Subsidiaries. These loans comprised 71% of the loan portfolio at all three year-ends 2014, 2013 and 2012. Commercial and commercial real estate loans, which totaled $2.74 billion at December 31, 2014, increased $263.3 million or 11% since year-end 2013.
Commercial and commercial real estate loans increased $478.4 million or 24% during 2013, with $295.6 million attributable to the acquisitions. Exclusive of the acquisitions, approximately 62% of the 2013 growth occurred at our banks in the Midwest. During the first quarter of 2013, we launched our small business loan center, designed to provide easy access to credit and fast turnaround time for the small business customer, and add efficiencies in the handling of these customers by our business bankers. Most of our bank subsidiaries have selected dedicated staff to serve this market niche.

Residential mortgage loans, which totaled $380.3 million at December 31, 2014, increased $31.0 million or 9% since year-end 2013. During 2013, residential mortgage loans increased $99.7 million or 40% since year-end 2012. Exclusive of $56.9 million attributable to acquisitions, residential mortgage loans grew $42.8 million or 17% from year-end 2012. Growth in both years was primarily attributable to the expansion in this line of business.

Agricultural and agricultural real estate loans, which totaled $423.8 million at December 31, 2014, increased $47.1 million or 13% in 2014 from $376.7 million at December 31, 2013, and increased $48.4 million or 15% during 2013 from $328.3 million at December 31, 2012. Exclusive of $49.4 million attributable to acquisitions, agricultural and agricultural real estate loans decreased $1.0 million or less than 1% in 2013. Approximately 80% of Heartland's agricultural loans at year-end 2014 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified between grains, dairy, hogs and cattle.

Consumer loans, which totaled $330.6 million at December 31, 2014, increased $36.5 million or 12% in 2014 from $294.1 million at December 31, 2013, and increased $48.4 million or 20% in 2013 from $245.7 million at December 31, 2012. Exclusive of $15.0 million attributable to acquisitions, consumer loans increased $33.5 million or 14% in 2013. Consumer loans at Heartland's consumer finance subsidiary, Citizens Finance Parent Co., comprised approximately 21% of the total consumer loan portfolio at December 31, 2014, compared to 23% at December 31, 2013, and 27% at December 31, 2012. We

continue to look for opportunities to expand this line of business. An eleventh consumer finance office was opened in Elgin, Illinois in 2012, a twelfth in Milwaukee, Wisconsin and thirteenth in Des Moines, Iowa metro area in 2014.

Loans and leases secured by real estate, either fully or partially, totaled $2.48 billion or 64% of total loans and leases at December 31, 2014, and $2.21 billion or 63% of total loans and leases at December 31, 2013. Approximately 55% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2014	2013
Residential real estate, excluding residential construction and residential lot loans	$702,627	$566,397
Industrial, manufacturing, business and commercial	321,338	240,502
Agriculture	252,143	199,998
Retail	200,049	154,786
Office	225,769	160,343
Land development and lots	122,662	98,157
Hotel, resort and hospitality	105,217	97,514
Multi-family	150,657	98,214
Food and beverage	79,208	73,588
Warehousing	68,449	65,724
Health services	49,401	49,070
Residential construction	72,419	36,865
All other	127,714	99,396
Loans acquired in 4th quarter 2013	—	272,157
Total loans secured by real estate	$2,477,653	$2,212,711

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

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2014	2013	2012	2011	2010
Not covered under loss share agreements:
Nonaccrual loans and leases	$25,070	$42,394	$43,156	$57,435	$90,512
Loans and leases contractually past due 90 days or more	—	24	—	—	85
Total nonperforming loans and leases	25,070	42,418	43,156	57,435	90,597
Other real estate	19,016	29,794	35,470	43,506	31,731
Other repossessed assets	445	397	542	648	302
Total nonperforming assets not covered under loss share agreements	$44,531	$72,609	$79,168	$101,589	$122,630
Covered under loss share agreements:
Nonaccrual loans and leases	$278	$783	$1,259	$3,345	$4,901
Total nonperforming loans and leases	278	783	1,259	3,345	4,901
Other real estate	—	58	352	881	271
Total nonperforming assets covered under loss share agreements	$278	$841	$1,611	$4,226	$5,172
Restructured loans(1)	$12,133	$19,353	$21,121	$25,704	$23,719
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	0.65%	1.21%	1.53%	2.31%	3.87%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	1.14%	2.06%	2.77%	4.02%	5.16%
Nonperforming assets not covered under loss share agreements to total assets	0.74%	1.23%	1.59%	2.39%	3.07%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during 2014 and 2013, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2013	$43,201	$29,852	$397	$73,450
Loan foreclosures	(7,272)	7,231	41	—
Net loan charge offs	(14,737)	—	—	(14,737)
New nonperforming loans	20,729	—	—	20,729
Reduction of nonperforming loans(1)	(16,573)	—	—	(16,573)
OREO/Repossessed sales proceeds	—	(16,136)	(38)	(16,174)
OREO/Repossessed assets writedowns, net	—	(1,931)	(7)	(1,938)
Net activity at Citizens Finance Parent Co.	—	—	52	52
December 31, 2014	$25,348	$19,016	$445	$44,809

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2012	$44,415	$35,822	$542	$80,779
Loan foreclosures	(18,956)	18,343	613	—
Net loan charge offs	(6,727)	—	—	(6,727)
New nonperforming loans	44,884	—	—	44,884
Reduction of nonperforming loans(1)	(20,415)	—	—	(20,415)
OREO/Repossessed sales proceeds	—	(19,081)	(546)	(19,627)
OREO/Repossessed assets writedowns, net	—	(5,232)	(179)	(5,411)
Net activity at Citizens Finance Parent Co.	—	—	(33)	(33)
December 31, 2013	$43,201	$29,852	$397	$73,450

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $25.1 million or 0.65% of total loans and leases at December 31, 2014, compared to $42.4 million or 1.21% of total loans and leases at December 31, 2013, and $43.2 million or 1.53% of total loans and leases at December 31, 2012. Approximately 27%, or $6.8 million, of Heartland's nonperforming loans at December 31, 2014, had individual loan balances exceeding $1.0 million, the largest of which was $3.8 million. These nonperforming loans, to an aggregate of three borrowers, were located in Heartland's Western markets and were spread over two different industry classifications. At December 31, 2013, approximately 63%, or $27.3 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $6.8 million. These nonperforming loans, to an aggregate of eight borrowers, were primarily located in the Midwestern states and were spread over six different industry classifications. The portion of Heartland's nonperforming loans covered by government guarantees was $1.5 million at December 31, 2014, compared to $236,000 at December 31, 2013, and $1.7 million at December 31, 2012.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.21% at December 31, 2014, compared to 0.30% at December 31, 2013, and 0.32% at December 31, 2012.

Other real estate owned was $19.0 million at December 31, 2014, compared to $29.9 million at December 31, 2013, and $35.8 million at December 31, 2012. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of a quick liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $16.1 million in 2014 compared to $19.1 million in 2013 and $30.5 million in 2012.

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

We had an aggregate balance of $13.0 million in restructured loans at December 31, 2014, of which $865,000 were classified as nonaccrual and $12.1 million were accruing according to the restructured terms. At December 31, 2013, we had an aggregate balance of $32.4 million in restructured loans, of which $13.1 million were classified as nonaccrual and $19.3 million were accruing according to the restructured terms.

At December 31, 2014, $130.0 million or 50% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOCs") compared to $115.7 million or 51% at December 31, 2013, and $95.0 million or 53% at December

31, 2012. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, advances under HELOCs cannot exceed 80% of the value of the property securing the loan.

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2014, was 1.07% of loans and leases and 165.33% of nonperforming loans compared to 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013, and 1.37% of loans and leases and 89.71% of nonperforming loans at December 31, 2012. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan and lease losses at December 31, 2014, was 1.13% of loans and leases in comparison with 1.38% of loans and leases at December 31, 2013. The allowance for loan and lease losses as a percentage of loans and leases declined in both years as several credit relationships considered impaired, for which specific reserves had been provided, were charged-off or transitioned to other real estate owned. The provision for loan losses was $14.5 million during 2014 compared to $9.7 million during 2013 and $8.2 million during 2012. The increased provision in 2014 was primarily a result of a provision of $4.5 million to compensate for a charge-off on a single large credit. The allowance for loan and lease losses on impaired loans represented $2.7 million at December 31, 2014 in comparison with $6.7 million at December 31, 2013. The allowance on non-impaired loans was $38.8 million as December 31, 2014 in comparison with $35.0 million at December 31, 2013. The allowance on non-impaired loans remained relatively stable at 1.02% of non-impaired loans and leases at December 31, 2014 and 2013.

The amount of net charge-offs not covered by loss share agreements was $14.8 million during 2014 compared to $6.6 million during 2013 and $5.9 million during 2012. As a percentage of average loans and leases, net charge-offs were 0.39% during 2014 compared to 0.22% during 2013 and 0.23% during 2012. The net charge-offs for 2014 were impacted by a single $6.6 million charge-off on a commercial loan whereas a large portion of the net charge-offs in the prior two years related to nonfarm nonresidential real estate and construction, land development and other land loans, including residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $2.6 million during 2014 compared to $3.3 million during 2013 and $2.5 million during 2012. Net losses as a percentage of average loans, net of unearned, at Citizens were 4.43% for 2014 compared to 4.91% for 2013 and 3.88% for 2012. Loans with payments past due for more than thirty days at Citizens were 2.28% of gross loans at year-end 2014 compared to 2.46% at year-end 2013 and 2.15% at year-end 2012. Although Citizens may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	As of December 31,
	2014	2013	2012	2011	2010
Allowance at beginning of year	$41,685	$38,715	$36,808	$42,693	$41,848
Charge-offs:
Commercial and commercial real estate	11,638	5,711	8,697	32,474	27,191
Residential real estate	342	1,036	988	1,878	1,641
Agricultural and agricultural real estate	2,251	23	1	167	301
Consumer	4,496	4,777	4,818	5,461	4,917
Total charge-offs	18,727	11,547	14,504	39,980	34,050
Recoveries:
Commercial and commercial real estate	3,043	3,397	7,160	3,919	1,585
Residential real estate	148	158	164	46	19
Agricultural and agricultural real estate	11	110	81	33	152
Consumer	788	1,155	804	732	631
Total recoveries	3,990	4,820	8,209	4,730	2,387
Net charge-offs(1)(2)	14,737	6,727	6,295	35,250	31,663
Provision for loan and lease losses	14,501	9,697	8,202	29,365	32,508
Allowance at end of year	$41,449	$41,685	$38,715	$36,808	$42,693
Net charge-offs to average loans and leases	0.39%	0.22%	0.23%	1.46%	1.31%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $2,571 for 2014, $3,274 for 2013, $2,468 for 2012, $1,608 for 2011, and $1,605 for 2010.
(2) Includes net charge-offs on loans covered under loss share agreements of ($14) for 2014, $114 for 2013, $409 for 2012, ($1,065) for 2011, and $798 for 2010.

The table below shows our allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial	$11,909	26.72%	$13,099	27.16%	$11,388	25.22%	$10,547	25.97%	$10,534	23.79%
Commercial real estate	15,898	44.02	14,152	43.70	14,473	45.62	14,623	46.79	20,316	49.43
Residential real estate	3,741	9.81	3,720	9.98	3,543	8.84	3,001	7.82	2,381	6.97
Agricultural and agricultural real estate	3,295	10.93	2,992	10.76	2,138	11.62	1,763	10.57	2,147	10.68
Consumer	6,606	8.52	7,722	8.40	7,173	8.70	6,874	8.85	6,315	9.13
Unallocated	—	—	—		—		—		1,000
Total allowance for loan and lease losses	$41,449		$41,685		$38,715		$36,808		$42,693

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

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 28% of Heartland's total assets at December 31, 2014, compared to 32% year-end 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of December 31, 2014, were $1.40 billion, a decrease of $232.0 million or 14% since December 31, 2013. Total available for sale securities as of December 31, 2013, were $1.63 billion compared to $1.49 billion at December 31, 2012, an increase of $143.6 million or 10%. The 2013 acquisitions included $355.7 million of available for sale securities.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2014		2013		2012
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$24,093	1.41%	$218,303	11.52%	$21,444	1.37%
Mortgage-backed securities	1,225,000	71.77	1,149,920	60.68	1,043,241	66.79
Obligation of states and political subdivisions	432,279	25.32	498,149	26.29	474,907	30.41
Other securities	25,581	1.50	28,672	1.51	22,365	1.43
Total securities	$1,706,953	100.00%	$1,895,044	100.00%	$1,561,957	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporation and agencies was 1% at December 31, 2014, compared to 12% at December 31, 2013, and 1% at December 31, 2012. Mortgage-backed securities comprised 72% of Heartland's securities portfolio at December 31, 2014, compared to 61% at December 31, 2013, and 67% at December 31, 2012. The change in the composition of the securities portfolio during 2013 was partially a result of the acquisition of Morrill & Janes Bank and Trust Company, as approximately 46% of its securities were held in U.S. government corporations and agency securities, 49% in mortgage-backed securities and the remainder in municipal securities. During 2012, the composition of the securities portfolio was shifted from lower-yielding U.S. government corporate and agency securities into mortgage-backed securities and obligations of states and political subdivisions.

Approximately 97% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at December 31, 2014, compared to 87% at December 31, 2013. Heartland's securities portfolio had an expected duration of 4.07 years as of December 31, 2014, compared to 4.50 years as of December 31, 2013.

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

At December 31, 2014, we had $20.5 million of other securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2014, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$3,028	2.61%	$15,422	1.54%	$522	2.59%	$5,121	2.06%	$—	—%	$24,093	3.61%
Obligations of states and political subdivisions(1)	4,375	2.99	13,148	3.39	12,437	3.67	123,466	3.36	—	—	153,426	3.38
Mortgage backed securities	—	—	—	—	—	—	—	—	1,219,266	2.21	1,219,266	2.21
Equity securities	—	—	—	—	—	—	—	—	5,083	—	5,083	—
Total	$7,403	2.84%	$28,570	2.39%	$12,959	3.63%	$128,587	3.31%	$1,224,349	2.21%	$1,401,868	2.36%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions(1)	$1,049	5.79%	$13,388	4.14%	$57,242	4.17%	$207,174	5.13%	$—	—%	$278,853	4.87%
Mortgage backed and equity securities	—	—	—	—	—	—		—	5,734	9.11	5,734	9.11
Total	$1,049	5.79%	$13,388	4.14%	$57,242	4.17%	$207,174	5.13%	$5,734	9.11%	$284,587	4.96%

(1) Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 34% tax rate.

Some of the debt securities held in our available for sale and held to maturity portfolio had market values below their amortized cost basis at December 31, 2014. Because the majority of the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2014. See Note 4 to our consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2014			2013			2012
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$1,243,376	26.46%	—%	$1,064,177	26.52%	—%	$829,566	24.43%	—%
Savings	2,589,649	55.11	0.31	2,101,295	52.36	0.32	1,763,233	51.91	0.38
Time deposits less than $100,000	535,483	11.40	1.24	532,157	13.26	1.67	531,351	15.64	2.02
Time deposits of $100,000 or more	330,428	7.03	1.05	315,623	7.86	1.40	272,338	8.02	1.75
Total deposits	$4,698,936	100.00%		$4,013,252	100.00%		$3,396,488	100.00%

Total average deposits increased $685.7 million or 17% during 2014. Included in total average deposits during 2014 was a full year of average deposits at Morrill & Janes Bank and Trust Company totaling $685.1 million. As this acquisition was completed during the fourth quarter of 2013, the amount of average deposits at Morrill & Janes Bank and Trust Company included in total average deposits for 2013 were $139.8 million. Exclusive of the total average deposits at Morrill & Janes Bank and Trust Company in both years, the increase during 2014 was $140.4 million or 4% and $477.0 million or 14% during 2013. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 64% during 2014, 62% during 2013 and 61% during 2012.

Average demand deposits increased $179.2 million or 17% during 2014 and $234.6 million or 28% during 2013. Exclusive of the Morrill & Janes Bank and Trust Company acquisition, average demand deposits increased $108.4 million or 10% during 2014 and $216.9 million or 26% during 2013. The result is an improving mix of total deposits, with demand deposits representing 27%, savings representing 56% and time deposits representing 17% at December 31, 2014. At year-end 2013, demand deposits represented 27% of total deposits, savings represented 54% and time deposits represented 19%. At year-end 2012, demand deposits represented 25% of total deposits, savings represented 52% and time deposits represented 23%. The percentage of our total average demand deposit balances attributable to branch banking offices in our Midwestern markets was 57% during 2014, 56% during 2013 and 45% during 2012.

Average savings deposit balances increased by $488.4 million or 23% during 2014 and $338.1 million or 19% during 2013. Exclusive of Morrill & Janes Bank and Trust Company acquisition, average savings deposit balances increased $71.7 million or 4% during 2014 and $230.0 million or 13% during 2013. The percentage of our total average savings deposit balances attributable to branch banking offices in our Midwestern markets was 69% in 2014, 65% in 2013 and 63% in 2012.

Average time deposits increased $18.1 million or 2% during 2014 and, exclusive of those balances acquired through the Morrill & Janes Bank and Trust Company acquisition, average time deposits decreased $39.8 million or 5%. For 2013, average time deposits increased $44.1 million or 5% and, without the Morrill & Janes Bank and Trust Company acquisition, increased $30.1 million or 4%. The decrease in time deposits during 2014 was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Midwestern markets was 61% during 2014, 61% during 2013 and 60% during 2012. Average brokered time deposits as a percentage of total average deposits were 2% during 2014 and 1% during both 2013 and 2012.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2014, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2014
3 months or less	$66,782
Over 3 months through 6 months	41,146
Over 6 months through 12 months	87,182
Over 12 months	131,995
$327,105

Borrowings

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2014, the amount of short-term borrowings was $330.3 million compared to $408.8 million at year-end 2013, a decrease of $78.5 million or 19%. Short-term FHLB advances totaled $76.0 million at December 31, 2014, compared to $105.0 million at December 31, 2013, a decrease of $29.0 million or 28%. Federal funds purchased totaled $14.1 million at December 31, 2014, compared to $69.1 million at December 31, 2013, a decrease of $55.0 million or 80%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $240.2 million at December 31, 2014, compared to $234.7 million at December 31, 2013, an increase of $5.5 million or 2%.

Also included in short-term borrowings are the revolving credit lines Heartland has with unaffiliated banks, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. There was no balance outstanding on Heartland's revolving credit lines on either December 31, 2014, or December 31, 2013.

The following table reflects information regarding our short-term borrowings as of December 31, 2014, 2013, and 2012, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2014	2013	2012
Balance at end of period	$330,264	$408,756	$224,626
Maximum month-end amount outstanding	420,494	408,756	298,662
Average month-end amount outstanding	307,470	274,352	248,048
Weighted average interest rate at year-end	0.19%	0.19%	0.31%
Weighted average interest rate for the year	0.28%	0.31%	0.32%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes and senior notes and obligations under trust preferred capital securities. As of December 31, 2014, the amount of other borrowings was $396.3 million, an increase of $46.1 million or 13% since year-end 2013.

Long-term FHLB borrowings with an original term beyond one year totaled $109.8 million at December 31, 2014, compared to $113.5 million at December 31, 2013, a decrease of $3.7 million or 3%. Total long-term FHLB borrowings at December 31, 2014, had an average interest rate of 2.35% and an average remaining maturity of ten months. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average remaining maturity is shortened to seven months. Structured wholesale repurchase agreements totaled

$45.0 million at December 31, 2014, and $60.0 million at December 31, 2013, a decrease of $15.0 million or 25% due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $10.4 million at December 31, 2014, compared to $11.7 million at December 31, 2013.

Heartland also had senior notes totaling $29.5 million at December 31, 2014, compared to $37.5 million at December 31, 2013. During 2014, Heartland offered senior note investors the option for prepayment, resulting in the paydown of $8.0 million of these senior notes. These senior notes mature with respect to $14.5 million on December 1, 2015, $5.0 million on each of February 1, 2017, February 1, 2018, and February 1, 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.0 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2014.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2014, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/14(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	10/10/2003	8.25%	8.25%		10/10/2033	03/31/2015
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	2.99%	(2)	03/17/2034	03/17/2015
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.56%	(3)	04/07/2036	04/07/2015
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%	(4)	09/15/2037	03/15/2015
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.72%	(5)	09/01/2037	06/01/2015
Morrill Statutory Trust I	8,618	12/19/2002	3.25% over LIBOR	3.50%	(6)	12/26/2032	03/26/2015
Morrill Statutory Trust II	8,197	12/17/2003	2.85% over LIBOR	3.09%	(7)	12/17/2033	12/17/2015
	$125,065

(1) Effective weighted average interest rate as of December 31, 2014, was 6.00% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2014, was 5.00% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2014, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2014, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2014, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2014, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

During 2014, Heartland entered into two interest rate swap transactions to fix the interest rates on the trust preferred capital securities assumed by Heartland with the Morrill & Janes Bank and Trust Company transaction. The swaps fix the effective interest rate on Morrill Statutory Trust I debt to 4.92% and the effective interest rate on Morrill Statutory Trust II to 4.51% for five years. In addition, Heartland entered into a forward starting interest rate swap transaction to replace the interest rate swap on Heartland's Statutory Trust IV debt, which expired on March 17, 2014. The new effective interest rate is 5.00% compared to the previous rate of 5.33% and is fixed for seven years.

On February 2, 2015, Heartland notified the trustee of Heartland's Statutory Trust III of our intention to redeem the $20.0 million of trust preferred securities on March 31, 2015. No early redemption penalties will be incurred.

CAPITAL RESOURCES

Heartland’s risk-based capital ratios, which take into account the different credit risks among banks’ assets, met all capital adequacy requirements over the past three years. Tier 1 and total risk-based capital ratios were 12.95% and 15.73%, respectively on December 31, 2014, compared to 13.19% and 14.69%, respectively, on December 31, 2013, and compared to 13.36% and 15.35%, respectively, on December 31, 2012. At December 31, 2014, our leverage ratio, the ratio of Tier 1 capital to total average assets, was 9.75% compared to 9.67% at December 31, 2013, and 9.84% at December 31, 2012. Heartland and our Bank Subsidiaries have been, and will continue to be, managed to meet the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the regulatory framework, bank holding companies and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. The most recent notification from the FDIC categorized Heartland and each of the Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution’s category.

Heartland’s capital ratios are detailed in the tables below, in thousands:

RISK-BASED CAPITAL RATIOS(1)
	As of and For the Years Ended December 31,
	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$578,564	12.95%	$537,964	13.19%	$463,371	13.36%
Tier 1 capital minimum requirement	178,757	4.00%	163,126	4.00%	138,743	4.00%
Excess	$399,807	8.95%	$374,838	9.19%	$324,628	9.36%
Total capital	$703,032	15.73%	$599,038	14.69%	$532,502	15.35%
Total capital minimum requirement	357,513	8.00%	326,252	8.00%	277,485	8.00%
Excess	$345,519	7.73%	$272,786	6.69%	$255,017	7.35%
Total risk-adjusted assets	$4,468,914		$4,078,154		$3,468,565

(1) Based on the risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a minimum Tier 1 capital to risk-adjusted assets ratio of 4.00% and a minimum total capital to risk-adjusted assets ratio of 8.00%.

LEVERAGE RATIOS(1)
	As of and For the Years Ended December 31,
	2014		2013		2012
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$578,564	9.75%	$537,964	9.67%	$463,371	9.84%
Tier 1 capital minimum requirement(2)	237,316	4.00%	222,432	4.00%	188,284	4.00%
Excess	$341,248	5.75%	$315,532	5.67%	$275,087	5.84%
Average adjusted assets	$5,932,898		$5,560,796		$4,707,110

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) We have established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Under the Basel III Rules, which are effective for Heartland on January 1, 2015, the minimum capital ratios will be increased and a new Common Equity Tier 1 Capital Ratio will be added. For more information about these new requirements, see the discussion under the "Business - F. Supervision and Regulation - Heartland - Capital Requirements" headings under Part I, Item 1 of this report. Management believes that as of December 31, 2014, Heartland would meet all of the capital adequacy requirements under the Basel III Rules on a fully phased-in basis if such requirements were currently effective.

Heartland filed a shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in equity securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

Minnesota Bank & Trust began operations on April 15, 2008, in Edina, Minnesota. Heartland's initial investment in this de novo bank was $13.2 million, or 80%, of the $16.5 million initial capital. All minority stockholders entered into a stock transfer agreement that imposed certain restrictions on the sale, transfer or other disposition of their shares in Minnesota Bank & Trust and allowed, but did not require, Heartland to repurchase the shares from investors after five years of operations. On April 15, 2013, Heartland completed the repurchase of all minority shares of Minnesota Bank & Trust. The shareholders were offered the option to receive Heartland common stock for the portion of the repurchase price that represented their original investment and to also receive the appreciation in their original investment in the form of Heartland common stock. Six shareholders elected to receive 51,015 shares of Heartland common stock for all or a portion of their investment and the remaining shareholders elected to receive cash totaling $3.2 million.

Common stockholders' equity was $414.6 million at December 31, 2014, compared to $357.8 million at year-end 2013. Book value per common share was $22.40 at December 31, 2014, compared to $19.44 at year-end 2013. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. As a result of decreases in market interest rates on many debt securities during 2014, Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized gain of $3.6 million at December 31, 2014, compared to an unrealized loss of $15.1 million at December 31, 2013.

The initial 5.00% dividend rate payable on the preferred stock issued to the U.S. Treasury under the SBLF was subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and could be reduced to as low as 1.00% if QSBL increased by ten percent or more over that period. After adjustments for acquisitions, Heartland's baseline amount was determined to be $1.01 billion, which required growth in QSBL of $101.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, regressed to $103.2 million or 10.2% at March 31, 2013, $104.7 million or 10.4% at June 30, 2013, and $117.6 million at September 30, 2013. As a result of its QSBL, the dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013, 1.00% for the remaining quarters of 2013 and each quarter of 2014 and will be 1.00% for each subsequent quarter through March 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2014, and December 31, 2013, commitments to extend credit aggregated $1.42 billion and $1.14 billion, and standby letters of credit aggregated $38.9 million and $39.7 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2014, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$785,336	$425,049	$263,549	$81,479	$15,259
Long-term debt obligations	396,255	152,782	29,745	10,841	202,887
Operating lease obligations	27,719	4,194	7,031	4,274	12,220
Purchase obligations	16,566	3,222	6,016	5,385	1,943
Other long-term liabilities	2,609	254	506	506	1,343
Total contractual obligations	$1,228,485	$585,501	$306,847	$102,485	$233,652

Other commitments:
Lines of credit	$1,418,593	$994,993	$136,438	$106,005	$181,157
Standby letters of credit	38,930	24,492	13,016	1,148	274
Total other commitments	$1,457,523	$1,019,485	$149,454	$107,153	$181,431

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds Heartland Series C Fixed Rate Non-Cumulative Perpetual preferred stock, debt service on revolving credit arrangements and trust preferred securities issuances, debt repayment obligations under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2014, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which none was outstanding. This credit agreement contains specific financial covenants which are listed in Note 11 to the consolidated financial statements. At December 31, 2014, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $117.9 million as of December 31, 2014.

In addition to the obligations and commitments above, Heartland entered into a merger agreement with Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin on October 22, 2014. The transaction was closed on January 16, 2015. Consistent with the agreement, Community Banc-Corp of Sheboygan, Inc. was merged with and into Heartland as the surviving corporation, and the shareholders of Community Banc-Corp of Sheboygan, Inc. received shares of Heartland common stock. The transaction is intended to be a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc. The aggregate purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. Simultaneous with closing of the transaction, Community Bank & Trust, with total assets of $530.4 million as of December 31, 2014, was merged into Heartland’s Wisconsin Bank & Trust subsidiary.

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

Operating activities provided cash of $80.4 million during 2014 compared to $135.6 million during 2013 and $48.7 million during 2012. The largest contributor to this change was activity in loans originated for sale which used cash of $23.8 million during 2014 compared to providing cash of $50.0 million during 2013 and using cash of $42.6 million during 2012. Cash used for the payment of income taxes was $3.1 million during 2014 compared to $5.5 million during 2013 and $12.2 million in 2012.

Investing activities used cash of $193.7 million during 2014 compared to $324.0 million during 2013 and $349.7 million during 2012. The proceeds from securities sales, paydowns and maturities were $943.8 million during 2014 compared to $777.4 million during 2013 and $871.1 million during 2012. Purchases of securities used cash of $750.1 million during 2014 compared to $869.3 million during 2013 and $1.08 billion during 2012. The net increase in loans and leases used cash of $397.3 million in 2014 compared to $284.8 million in 2013 and $211.6 million in 2012. No acquisitions were completed in 2014. Net cash received in acquisitions was $50.0 million in 2013 and $61.8 million in 2012.

Financing activities provided cash of $61.9 million during 2014 compared to $145.6 million during 2013 and $339.2 million during 2012. A net increase in deposit accounts provided cash of $101.5 million during 2014 compared to $101.4 million during 2013 and $384.6 million during 2012. Activity in short-term borrowings used cash of $78.5 million during 2014 compared to providing cash of $114.5 million during 2013 and using cash of $45.5 million during 2012. Cash proceeds from other borrowings were $79.0 million during 2014 compared to $5.2 million during 2013 and $11.7 million during 2012. Repayment of other borrowings used cash of $32.8 million during 2014 compared to $66.9 million during 2013 and $6.8 million during 2012.

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

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of which no amount was borrowed at December 31, 2014. This credit agreement contains specific covenants, with which Heartland was in compliance on December 31, 2014.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2014 when compared to 2013.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2014, and 2013, provided the following results, in thousands:

	2014		2013
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$187,340	(1.75)%	$172,488	(0.61)%
Base	$190,673		$173,551
Up 200 Basis Points	$193,773	1.63%	$173,688	0.08%
Year 2
Down 100 Basis Points	$179,828	(5.69)%	$165,098	(4.87)%
Base	$190,442	(0.12)%	$173,297	(0.15)%
Up 200 Basis Points	$204,026	7.00%	$181,179	4.40%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At December 31, 2014, Heartland held no securities in its securities trading portfolio. At December 31, 2013, the securities held in Heartland's securities trading portfolio had a fair value of $1.8 million and totaled less than 1% of total assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2014	2013
ASSETS
Cash and due from banks	3	$64,150	$118,441
Federal funds sold and other short-term investments		9,721	6,829
Cash and cash equivalents		73,871	125,270
Time deposits in other financial institutions		2,605	3,355
Securities:
Trading, at fair value		—	1,801
Available for sale, at fair value (cost of $1,396,794 at December 31, 2014, and $1,659,456 at December 31, 2013)	4	1,401,868	1,633,902
Held to maturity, at cost (fair value of $296,768 at December 31, 2014, and $237,437 at December 31, 2013)	4	284,587	237,498
Other investments, at cost	4	20,498	21,843
Loans held for sale		70,514	46,665
Loans and leases receivable:	5
Held to maturity		3,876,745	3,496,952
Loans covered by loss share agreements		1,258	5,749
Allowance for loan and lease losses	5, 6	(41,449)	(41,685)
Loans and leases receivable, net		3,836,554	3,461,016
Premises, furniture and equipment, net	7	130,713	135,714
Other real estate, net		19,016	29,852
Goodwill	8	35,583	35,583
Other intangible assets, net	8	33,932	32,959
Cash surrender value on life insurance		82,638	81,110
FDIC indemnification asset		—	249
Other assets		59,983	76,899
TOTAL ASSETS		$6,052,362	$5,923,716
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$1,295,193	$1,238,581
Savings		2,687,493	2,535,242
Time		785,336	892,676
Total deposits		4,768,022	4,666,499
Short-term borrowings	10	330,264	408,756
Other borrowings	11	396,255	350,109
Accrued expenses and other liabilities		61,504	58,892
TOTAL LIABILITIES		5,556,045	5,484,256
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)		81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 18,511,125 shares at December 31, 2014 and 18,399,156 shares at December 31, 2013)		18,511	18,399
Capital surplus		95,816	91,632
Retained earnings		298,764	265,067
Accumulated other comprehensive income (loss)		1,528	(17,336)
Treasury stock at cost (0 shares at both December 31, 2014 and December 31, 2013)		—	—
TOTAL STOCKHOLDERS' EQUITY		496,317	439,460
Noncontrolling interest		—	—
TOTAL EQUITY		496,317	439,460
TOTAL LIABILITIES AND EQUITY		$6,052,362	$5,923,716

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans and leases	5	$194,022	$164,702	$156,499
Interest on securities:
Taxable		29,727	21,501	22,129
Nontaxable		13,269	13,295	10,698
Interest on federal funds sold		1	1	4
Interest on interest bearing deposits in other financial institutions		23	12	8
TOTAL INTEREST INCOME		237,042	199,511	189,338
INTEREST EXPENSE:
Interest on deposits	9	18,154	19,968	22,230
Interest on short-term borrowings		877	808	818
Interest on other borrowings (includes $2,239 and $2,069 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the years ended December 31, 2014, and 2013, respectively)		14,938	14,907	16,134
TOTAL INTEREST EXPENSE		33,969	35,683	39,182
NET INTEREST INCOME		203,073	163,828	150,156
Provision for loan and lease losses	5, 6	14,501	9,697	8,202
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		188,572	154,131	141,954
NONINTEREST INCOME:
Service charges and fees		20,085	17,660	15,242
Loan servicing income (loss)		5,583	1,648	(151)
Trust fees		13,097	11,708	10,478
Brokerage and insurance commissions		4,440	4,561	3,702
Securities gains, net (includes $3,668 and $7,121 of net security gains reclassified from accumulated other comprehensive income for the years ended December 31, 2014, and 2013, respectively)		3,668	7,121	13,998
Gain (loss) on trading account securities		(38)	1,421	47
Impairment loss on securities		—	—	(981)
Gains on sale of loans held for sale		31,337	40,195	60,649
Valuation adjustment on mortgage servicing rights		—	496	(477)
Income on bank owned life insurance		1,472	1,555	1,442
Other noninterest income		2,580	3,253	4,713
TOTAL NONINTEREST INCOME		82,224	89,618	108,662
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	129,843	118,224	105,727
Occupancy	15	15,746	13,459	10,629
Furniture and equipment	7	8,105	8,040	6,326
Professional fees		18,241	17,532	15,338
FDIC insurance assessments		3,808	3,544	3,292
Advertising		5,524	5,294	5,294
Intangible assets amortization	8	2,223	1,063	562
Other real estate and loan collection expenses		2,309	4,445	2,890
Loss on sales/valuations of assets, net		2,105	3,034	7,093
Other noninterest expenses		27,896	21,926	26,230
TOTAL NONINTEREST EXPENSES		215,800	196,561	183,381
INCOME BEFORE INCOME TAXES		54,996	47,188	67,235
Income taxes (includes $533 and $1,884 of income tax expense reclassified from accumulated other comprehensive income for the years ended December 31, 2014, and 2013, respectively)	13	13,096	10,335	17,384
NET INCOME		41,900	36,853	49,851
Net (income) loss available to noncontrolling interest, net of tax		—	(64)	(59)
NET INCOME ATTRIBUTABLE TO HEARTLAND		41,900	36,789	49,792
Preferred dividends and discount		(817)	(1,093)	(3,400)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$41,083	$35,696	$46,392
EARNINGS PER COMMON SHARE - BASIC		$2.23	$2.08	$2.81
EARNINGS PER COMMON SHARE - DILUTED		$2.19	$2.04	$2.77
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.40	$0.40	$0.50

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2014	2013	2012
NET INCOME	$41,900	$36,853	$49,851
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	34,450	(50,883)	20,988
Reclassification adjustment for net gains realized in net income	(3,668)	(7,121)	(12,981)
Net change in non-credit related other than temporary impairment	95	95	(612)
Income taxes	(12,193)	22,119	(2,750)
Other comprehensive income (loss) on securities	18,684	(35,790)	4,645
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	(1,957)	754	(2,204)
Reclassification adjustment for net losses on derivatives realized in net income	2,239	2,069	1,984
Income taxes	(102)	(1,010)	69
Other comprehensive income (loss) on cash flow hedges	180	1,813	(151)
Other comprehensive income (loss)	18,864	(33,977)	4,494
Comprehensive income	60,764	2,876	54,345
Less: comprehensive income attributable to noncontrolling interest	—	(64)	(59)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$60,764	$2,812	$54,286

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2012	$81,698	$16,612	$43,333	$198,182	$12,147	$(1,754)	$2,675	$352,893
Comprehensive income				49,792	4,494		59	54,345
Cash dividends declared:
Preferred, $36.60 per share				(3,400)				(3,400)
Common, $0.50 per share				(8,295)				(8,295)
Purchase of 131,326 shares of common stock						(2,937)		(2,937)
Issuance of 474,371 shares of common stock		216	4,872			4,691		9,779
Commitments to issue common stock			2,154					2,154
Balance at December 31, 2012	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income				36,789	(33,977)		64	2,876
Cash dividends declared:
Preferred, $13.39 per share				(1,093)				(1,093)
Common, $0.40 per share				(6,908)				(6,908)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 76,755 shares of common stock						(2,102)		(2,102)
Issuance of 1,648,076 shares of common stock		1,571	39,445			2,102		43,118
Commitments to issue common stock			1,828					1,828
Balance at December 31, 2013	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Comprehensive income				41,900	18,864			60,764
Cash dividends declared:
Preferred, $10.00 per share				(817)				(817)
Common, $0.40 per share				(7,386)				(7,386)
Purchase of 34,448 shares of common stock						(899)		(899)
Issuance of 146,417 shares of common stock		112	786			899		1,797
Commitments to issue common stock			3,398					3,398
Balance at December 31, 2014	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$—	$496,317

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,900	$36,853	$49,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,751	17,240	14,141
Provision for loan and lease losses	14,501	9,697	8,202
Net amortization of premium on securities	26,396	29,355	22,858
Provision for deferred taxes	3,630	2,761	505
Securities gains, net	(3,668)	(7,121)	(13,998)
(Increase) decrease in trading account securities	1,801	(1,421)	(47)
Impairment loss on securities	—	—	981
Stock based compensation	3,398	1,828	2,154
Write downs and losses on repossessed assets, net	1,938	2,799	6,953
Loans originated for sale	(964,355)	(1,381,319)	(1,572,117)
Proceeds on sales of loans held for sale	963,225	1,458,704	1,578,678
Net gains on sales of loans held for sale	(22,719)	(27,430)	(49,198)
(Increase) decrease in accrued interest receivable	229	243	(1,323)
(Increase) decrease in prepaid expenses	(1,381)	8,279	2,916
Decrease in accrued interest payable	(1,342)	(949)	(1,001)
Capitalization of mortgage servicing rights	(8,618)	(12,769)	(11,451)
Valuation adjustment on mortgage servicing rights	—	(496)	477
Other, net	7,715	(666)	10,117
NET CASH PROVIDED BY OPERATING ACTIVITIES	80,401	135,588	48,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(3,605)	—
Proceeds from the sale of securities available for sale	791,767	546,532	576,083
Proceeds from the sale of other investments	13,201	5,588	4,694
Proceeds from the maturity of and principal paydowns on securities available for sale	136,552	222,881	288,736
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,501	2,170	1,576
Proceeds from the maturity of time deposits and other investments	750	250	36
Purchase of securities available for sale	(715,215)	(861,967)	(1,076,962)
Purchase of securities held to maturity	(22,983)	—	—
Purchase of other investments	(11,856)	(7,288)	(851)
Net increase in loans and leases	(397,311)	(284,843)	(211,565)
Purchase of bank owned life insurance policies	—	(2,835)	(4,571)
Capital expenditures	(6,615)	(10,481)	(19,787)
Net cash acquired in acquisitions	—	49,665	61,778
Proceeds from sale of equipment	363	137	460
Proceeds on sale of OREO and other repossessed assets	16,174	19,839	30,660
NET CASH USED BY INVESTING ACTIVITIES	(193,672)	(323,957)	(349,713)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	208,863	159,946	417,988
Net decrease in time deposit accounts	(107,340)	(58,548)	(33,339)
Net increase (decrease) in short-term borrowings	(49,492)	19,450	(55,455)
Proceeds from short term FHLB advances	305,000	204,000	47,000
Repayments of short term FHLB advances	(334,000)	(109,000)	(37,000)
Proceeds from other borrowings	78,950	5,160	11,700
Repayments of other borrowings	(32,804)	(66,885)	(6,806)
Purchase of noncontrolling interest	—	(2,798)	—
Purchase of treasury stock	(899)	(2,102)	(2,937)
Proceeds from issuance of common stock	1,673	4,265	9,557
Excess tax benefits on exercised stock options	124	98	222
Dividends paid	(8,203)	(8,001)	(11,695)
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,872	145,585	339,235
Net increase (decrease) in cash and cash equivalents	(51,399)	(42,784)	38,220
Cash and cash equivalents at beginning of year	125,270	168,054	129,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,871	$125,270	$168,054
Supplemental disclosures:
Cash paid for income/franchise taxes	$2,832	$5,459	$12,197
Cash paid for interest	$35,311	$36,632	$40,183
Loans transferred to OREO	$7,272	$14,531	$28,751
Purchases of securities available for sale, accrued, not paid	$16,835	$18,306	$61,923
Securities transferred from available for sale to held to maturity	$25,162	$179,528	$—
Stock consideration granted for acquisition	$—	$38,755	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, and Kansas. The principal services of Heartland, through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate. In addition to the full-service banking offices, Heartland provides residential real estate loans, under the brand National Residential Mortgage, through loan production offices in California, Nevada, Idaho, North Dakota, Oregon, Washington, and Nebraska.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Galena State Bank & Trust Co.; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Morrill & Janes Bank and Trust Company; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust III; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; and Morrill Statutory Trust II. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2014. Prior to April 2013, Heartland had been an 80% owner of Minnesota Bank & Trust. The noncontrolling interest in the majority-owned subsidiaries is noted on the consolidated balance sheets and on the consolidated statements of income. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities Available for Sale - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating whether impairment is other-than-temporary, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Heartland does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in noninterest income, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in impairment loss on securities in the consolidated statements of income.

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

Troubled Debt Restructured Loans - Loans are considered troubled debt restructured loans ("TDR") if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual TDRs are included and treated consistently with all other nonaccrual loans. In addition, all accruing TDRs are reported and accounted for as impaired loans. Generally, TDRs remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
A loan that is a TDR that has an interest rate consistent with market rates at the time of restructuring and is in compliance with its modified terms in the calendar year after the year in which the restructuring took place is no longer considered a TDR but remains an impaired loan. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due under the modified repayment terms; however, the loan will continue to be considered impaired. A loan that has been modified at a below market rate will remain classified as a TDR and an impaired loan. If the borrower’s financial conditions improve to the extent that the borrower qualifies for a new loan with market terms, the new loan will not be considered a TDR or impaired if Heartland's credit analysis shows the borrower's ability to perform under the new market terms.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily GSEs, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2014 and 2013, Heartland was servicing loans for government sponsored entities with aggregate unpaid principal balances of $3.50 billion and $3.05 billion, respectively.

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

Reserve for Unfunded Commitments - This reserve is maintained at a level that, in the opinion of management, is appropriate to absorb probable losses associated with Heartland’s commitment to lend funds under existing agreements such as letters or lines of credit. Management determines the appropriateness of the reserve for unfunded commitments based upon reviews of delinquencies, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time funds are advanced are charged to the allowance. Provisions for unfunded commitment losses are added to the reserve for unfunded commitments, which is included in the Accrued Expenses and Other Liabilities section of the consolidated balance sheets.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is recorded at the estimated fair value of the property less disposal costs. The excess of carrying value over fair value less disposal costs is charged against the allowance for loan and lease losses. Subsequent write downs estimated on the basis of later valuations and gains or losses on sales are charged to loss on sales/valuation of assets, net. Expenses incurred in maintaining such properties are charged to other real estate and loan collection expenses.

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, customer relationship intangibles and mortgage servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value at the purchase date. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting unit's goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights which are reviewed quarterly.

Mortgage servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as a component of gains on sale of loans held for sale. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. No valuation allowance was required as of December 31, 2014 or 2013.

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

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB Accounting Standards Codification ("ASC") Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, Heartland records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

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

Heartland had no fair value hedging relationships at December 31, 2014 or 2013. Derivatives not qualifying for hedge accounting, classified as free-standing derivatives, have all changes in the fair value recorded on the consolidated statements of income through noninterest income.

Heartland does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage Heartland’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815.

Mortgage Derivatives - Heartland uses interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities. These commitments are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

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

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2014	2013	2012
Net income attributable to Heartland	$41,900	$36,789	$49,792
Preferred dividends and discount	(817)	(1,093)	(3,400)
Net income available to common stockholders	$41,083	$35,696	$46,392
Weighted average common shares outstanding for basic earnings per share	18,462	17,199	16,518
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	280	261	251
Weighted average common shares for diluted earnings per share	18,742	17,460	16,769
Earnings per common share — basic	$2.23	$2.08	$2.81
Earnings per common share — diluted	$2.19	$2.04	$2.77
Number of antidilutive stock options excluded from diluted earnings per share computation	88	99	106

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this annual report on Form 10-K with the SEC. On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. See Note 2, "Acquisitions." for additional details of this acquisition.

Effect of New Financial Accounting Standards - In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," to eliminate the diversity in practice and to increase the comparability of financial statements among companies. The guidance requires that a reporting entity generally must show an unrecognized tax benefit, or a portion of an unrecognized tax benefit, for a net operating loss, or NOL, carryforward, similar tax loss or tax credit carryforward as a reduction of a deferred tax asset. However, the entity should present the unrecognized tax benefit as a liability and not as a reduction of a deferred tax asset if the carryforward or tax loss is not available on the financial statement date to settle any additional income tax liability that would result from the disallowance of the tax position under the applicable tax law, or the applicable tax law does not require the company to use, and the company does not intend to use, the carryforward or tax loss to settle additional income taxes resulting from the disallowance of the tax position. The guidance does not require any new recurring disclosures because it does not affect the recognition or measurement of uncertain tax positions. Heartland adopted this standard on January 1, 2014, and the adoption did not have a material impact on the results of operations, financial position, and liquidity.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. Heartland is in the process of evaluating the impact that adoption of this guidance will have on the results of operations, financial position, and liquidity.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Early application is not permitted. Heartland intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

In August 2014, the FASB issued ASU 2014-14, "Receivables-Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." The amendment clarifies how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. The amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separate from the loan before foreclosure, and (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered for the guarantor. This amendment is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items." The amendment eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Heartland does not expect the adoption of this standard to have a material impact on the results of operations, financial position, and liquidity.

Reclassifications - In the first quarter of 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. The reclassification is presented in both the current and prior reporting periods. For the years ended December 31, 2013, and December 31, 2012, $12.8 million and $11.4 million, respectively, were reclassified from loan servicing income to gain on sale of loans held for sale.

In the first quarter of 2014, Heartland also made the following income statement reclassifications. Heartland separated the expense category of net loss on repossessed assets into two expense categories, other real estate and loan collection expenses and loss on sales/valuations of assets, net. Additionally, gains and losses on sales of fixed assets were reclassified from other noninterest expenses to the newly created loss on sales/valuations of assets, net. These reclassifications are presented in both the current and prior reporting periods. For the years ended December 31, 2013, and December 31, 2012, losses on sales of fixed assets of $235,000 and $14,000, respectively were reclassified from noninterest expenses to loss on sales/valuations of assets, net.

These reclassifications do not have a material impact on Heartland's financial statements and do not affect the financial results. Heartland believes these reclassifications are more consistent with industry reporting practices.

TWO
ACQUISITIONS

Subsequent to December 31, 2014, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. As of December 31, 2014, Community Bank & Trust reported assets of $530.4 million, including loans of $411.0 million and including deposits of $446.7 million. Community Banc-Corp of Sheboygan, Inc. merged into Heartland, and the shareholders of Community Banc-Corp of Sheboygan, Inc. received Heartland common stock. The aggregate purchase price was based upon 155% of the December 31, 2014 adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. The purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. Simultaneously with the close of the transaction on January 16, 2015, Community Bank & Trust merged into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction is intended to be a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

On October 18, 2013, Heartland completed the purchase of Morrill Bancshares, Inc., the holding company of Morrill & Janes Bank and Trust Company, based in Merriam, Kansas. Under the terms of the purchase agreement, the aggregate purchase price, which was based upon the September 30, 2013 tangible book value of Morrill Bancshares, Inc., was approximately $55.4 million, $16.6 million or 30% of which was paid in cash, and $38.8 million or 70% of which was paid by delivery of 1,402,431 shares of Heartland common stock. The transaction included, at fair value, total assets of $810.8 million, loans of $377.7 million, and deposits of $665.3 million. Morrill & Janes Bank and Trust Company continues to operate as a separate state-chartered bank subsidiary of Heartland.

The assets and liabilities of Morrill Bancshares, Inc. were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of October 18, 2013:

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

Heartland recognized goodwill of $5.0 million in conjunction with the acquisition of Morrill Bancshares, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, an enhanced market area, cross-selling opportunities, and expanded product lines. See Note 8 for further information on goodwill.

Pro Forma Information: The following pro forma information presents the results of operations for the years ended December 31, 2013 and December 31, 2012, as if the Morrill Bancshares, Inc. acquisition occurred on January 1, 2012.

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

On November 22, 2013, Heartland acquired Freedom Bank ("Freedom") in Sterling, Illinois, from its parent company, River Valley Bancorp, Inc., a Davenport, Iowa-based bank holding company. The acquisition was arranged through a negotiated transfer of ownership with Dubuque Bank and Trust Company. The transaction included, at fair value, total assets of $67.1 million, loans of $39.3 million, and deposits of $54.1 million at acquisition date. On March 7, 2014, Dubuque Bank and Trust Company transferred the shares of Freedom, with no stock or cash consideration paid, to Heartland, and Freedom was simultaneously merged with Riverside Community Bank subsidiary (now Illinois Bank & Trust) by dividend.

The Freedom acquisition was not deemed to be significant and is therefore excluded from the pro forma information in the table above.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2014 and 2013, were $172,000 and $28.7 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
U.S. government corporations and agencies	$24,010	$98	$(15)	$24,093
Mortgage-backed securities	1,219,305	11,929	(11,968)	1,219,266
Obligations of states and political subdivisions	148,450	5,304	(328)	153,426
Total debt securities	1,391,765	17,331	(12,311)	1,396,785
Equity securities	5,029	54	—	5,083
Total	$1,396,794	$17,385	$(12,311)	$1,401,868
December 31, 2013
U.S. government corporations and agencies	$220,157	$147	$(2,001)	$218,303
Mortgage-backed securities	1,156,983	9,538	(22,574)	1,143,947
Obligations of states and political subdivisions	277,320	1,706	(12,402)	266,624
Total debt securities	1,654,460	11,391	(36,977)	1,628,874
Equity securities	4,996	32	—	5,028
Total	$1,659,456	$11,423	$(36,977)	$1,633,902

At both December 31, 2014, and December 31, 2013, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2014, and December 31, 2013, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Mortgage-backed securities	$5,734	$217	$(667)	$5,284
Obligations of states and political subdivisions	278,853	13,576	(945)	291,484
Total	$284,587	$13,793	$(1,612)	$296,768
December 31, 2013
Mortgage-backed securities	$5,973	$199	$(321)	$5,851
Obligations of states and political subdivisions	231,525	5,801	(5,740)	231,586
Total	$237,498	$6,000	$(6,061)	$237,437

Heartland transferred $26.8 million of bank qualified municipal bonds from available for sale to held to maturity during the fourth quarter of 2014, and $180.9 million of bank qualified municipal bonds from available for sale to held to maturity during the fourth quarter of 2013. The bonds were transferred at fair value at the date of transfer.

At December 31, 2014, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $422,000 of non-credit related OTTI. At December 31, 2013, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $517,000 of non credit related OTTI.

Approximately 97% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of securities available for sale at December 31, 2014 by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$7,335	$7,403
Due in 1 to 5 years	28,470	28,570
Due in 5 to 10 years	12,664	12,959
Due after 10 years	123,991	128,587
Total debt securities	172,460	177,519
Mortgage-backed securities	1,219,305	1,219,266
Equity securities	5,029	5,083
Total investment securities	$1,396,794	$1,401,868

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2014 by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2014
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,049	$1,098
Due in 1 to 5 years	13,388	14,038
Due in 5 to 10 years	57,242	59,904
Due after 10 years	207,174	216,444
Total debt securities	278,853	291,484
Mortgage-backed securities	5,734	5,284
Total investment securities	$284,587	$296,768

As of December 31, 2014, securities with a fair value of $870.7 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities available for sale for the years ended December 31, 2014, 2013, and 2012 are summarized as follows, in thousands:

	2014	2013	2012
Available for Sale Securities sold:
Proceeds from sales	$791,767	$546,532	$576,083
Gross security gains	5,871	8,895	15,387
Gross security losses	2,203	1,774	1,389

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2014 and December 31, 2013. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2014, and December 31, 2013, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. government corporations and agencies	$6,042	$(15)	$—	$—	$6,042	$(15)
Mortgage-backed securities	327,363	(7,391)	306,078	(4,577)	633,441	(11,968)
Obligations of states and political subdivisions	886	(6)	20,507	(322)	21,393	(328)
Total temporarily impaired securities	$334,291	$(7,412)	$326,585	$(4,899)	$660,876	$(12,311)
December 31, 2013
U.S. government corporations and agencies	$196,345	$(2,001)	$—	$—	$196,345	$(2,001)
Mortgage-backed securities	640,684	(17,064)	118,229	(5,510)	758,913	(22,574)
Obligations of states and political subdivisions	196,987	(11,452)	10,714	(950)	207,701	(12,402)
Total temporarily impaired securities	$1,034,016	$(30,517)	$128,943	$(6,460)	$1,162,959	$(36,977)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
Mortgage-backed securities	$—	$—	$2,761	$(667)	$2,761	$(667)
Obligations of states and political subdivisions	3,172	(422)	29,402	(523)	32,574	(945)
Total temporarily impaired securities	$3,172	$(422)	$32,163	$(1,190)	$35,335	$(1,612)
December 31, 2013
Mortgage-backed securities	$2,170	$(319)	$834	$(2)	$3,004	$(321)
Obligations of states and political subdivisions	47,175	(3,508)	21,505	(2,232)	68,680	(5,740)
Total temporarily impaired securities	$49,345	$(3,827)	$22,339	$(2,234)	$71,684	$(6,061)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended December 31, 2014 or December 31, 2013.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2014	2013	2012
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$—	$—	$184
Held to maturity debt securities:
Mortgage-backed securities	—	—	797
Total debt security OTTI write-downs included in earnings	$—	$—	$981

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income (AOCI) for the same securities, in thousands:

	For the Years Ended December 31,
	2014	2013	2012
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$981
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	—	—	981
Recorded directly to AOCI for non-credit related impairment:
Mortgage-backed securities	—	—	683
Accretion of non-credit related impairment	(95)	(95)	(71)
Total changes to AOCI for non-credit related impairment	(95)	(95)	612
Total OTTI losses (accretion) recorded on debt securities	$(95)	$(95)	$1,593

Included in other securities at December 31, 2014 and 2013, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka at an amortized cost of $14.3 million and $15.6 million, respectively.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2014, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2014, and December 31, 2013, were as follows, in thousands:

	December 31, 2014	December 31, 2013
Loans and leases receivable held to maturity:
Commercial	$1,036,080	$950,197
Commercial real estate	1,707,060	1,529,683
Agricultural and agricultural real estate	423,827	376,735
Residential real estate	380,341	349,349
Consumer	330,555	294,145
Gross loans and leases receivable held to maturity	3,877,863	3,500,109
Unearned discount	(90)	(168)
Deferred loan fees	(1,028)	(2,989)
Total net loans and leases receivable held to maturity	3,876,745	3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	54	2,314
Agricultural and agricultural real estate	—	543
Residential real estate	1,204	2,280
Consumer	—	612
Total loans covered under loss share agreements	1,258	5,749
Allowance for loan and lease losses	(41,449)	(41,685)
Loans and leases receivable, net	$3,836,554	$3,461,016

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family first-lien residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiary, Citizens Finance Parent Co., typically lends to borrowers with past credit problems or limited credit histories, which comprises approximately 21% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at December 31, 2014 and December 31, 2013, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2014 or 2013.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2014
Commercial	$754	$11,155	$11,909	$4,526	$1,031,554	$1,036,080
Commercial real estate	636	15,262	15,898	35,771	1,671,289	1,707,060
Agricultural and agricultural real estate	52	3,243	3,295	5,049	418,778	423,827
Residential real estate	442	3,299	3,741	10,235	370,106	380,341
Consumer	813	5,793	6,606	6,143	324,412	330,555
Total	$2,697	$38,752	$41,449	$61,724	$3,816,139	$3,877,863

December 31, 2013
Commercial	$2,817	$10,282	$13,099	$14,644	$935,553	$950,197
Commercial real estate	818	13,334	14,152	28,299	1,501,384	1,529,683
Agricultural and agricultural real estate	756	2,236	2,992	16,667	360,068	376,735
Residential real estate	605	3,115	3,720	7,214	342,135	349,349
Consumer	1,721	6,001	7,722	5,137	289,008	294,145
Total	$6,717	$34,968	$41,685	$71,961	$3,428,148	$3,500,109

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at December 31, 2014, and December 31, 2013, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2014, and December 31, 2013.

	December 31, 2014	December 31, 2013
Nonaccrual loans	$24,205	$29,313
Nonaccrual troubled debt restructured loans	865	13,081
Total nonaccrual loans	$25,070	$42,394
Accruing loans past due 90 days or more	—	24
Performing troubled debt restructured loans	$12,133	$19,353

Heartland had $13.0 million of troubled debt restructured loans at December 31, 2014, of which $865,000 were classified as nonaccrual and $12.1 million were accruing according to the restructured terms. Heartland had $32.5 million of troubled debt restructured loans at December 31, 2013, of which $13.1 million were classified as nonaccrual and $19.4 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2014, and December 31, 2013, in thousands:

	For the Years Ended
	December 31, 2014			December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	4	$17,934	$17,934
Commercial real estate	2	357	357	5	1,797	1,797
Total commercial and commercial real estate	2	357	357	9	19,731	19,731
Agricultural and agricultural real estate	2	3,357	3,357	8	4,349	4,349
Residential real estate	5	757	757	4	762	762
Consumer	—	—	—	1	166	166
Total	9	$4,471	$4,471	22	$25,008	$25,008

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. Included in the troubled debt restructured loans for the year ended December 31, 2013 are four commercial real estate loans totaling $1.6 million which were acquired with the acquisitions in the fourth quarter of 2013. At December 31, 2014, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2014 and December 31, 2013, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	For the Years Ended
	December 31, 2014		December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	3	$11,598
Commercial real estate	1	55	1	480
Total commercial and commercial real estate	1	55	4	12,078
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	2	165
Consumer	—	—	—	—
Total	1	$55	6	$12,243

For the year ended December 31, 2013, acquired commercial loans totaling $61,000 and acquired commercial real estate loans totaling $480,000 are included in the table above. These loans were acquired in the fourth quarter of 2013.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2014, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2014, and December 31, 2013, in thousands:

	Pass	Nonpass	Total
December 31, 2014
Commercial	$939,717	$96,363	$1,036,080
Commercial real estate	1,567,711	139,349	1,707,060
Total commercial and commercial real estate	2,507,428	235,712	2,743,140
Agricultural and agricultural real estate	402,883	20,944	423,827
Residential real estate	361,325	19,016	380,341
Consumer	321,114	9,441	330,555
Total gross loans and leases receivable held to maturity	$3,592,750	$285,113	$3,877,863

December 31, 2013
Commercial	$871,825	$78,372	$950,197
Commercial real estate	1,390,820	138,863	1,529,683
Total commercial and commercial real estate	2,262,645	217,235	2,479,880
Agricultural and agricultural real estate	335,821	40,914	376,735
Residential real estate	333,161	16,188	349,349
Consumer	284,148	9,997	294,145
Total gross loans and leases receivable held to maturity	$3,215,775	$284,334	$3,500,109

The nonpass category in the table above is comprised of approximately 66% special mention and 34% substandard as of December 31, 2014. The percent of nonpass loans on nonaccrual status as of December 31, 2014, was 9%. As of December 31, 2013, the nonpass category in the table above was comprised of approximately 59% special mention, 38% substandard, and 3% doubtful. The percent of nonpass loans on nonaccrual status as of December 31, 2013, was 15%. The doubtful loan category at December 31, 2013 consisted of one loan, which was on nonaccrual, and had a specific reserve of $2.2 million. Loans delinquent 30-89 days as a percentage of total loans were .21% at December 31, 2014, and .30% at December 31, 2013. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2014, and December 31, 2013, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
December 31, 2014
Commercial	$980	$48	$—	$1,028	$1,032,707	$2,345	$1,036,080
Commercial real estate	1,788	111	—	1,899	1,693,554	11,607	1,707,060
Total commercial and commercial real estate	2,768	159	—	2,927	2,726,261	13,952	2,743,140
Agricultural and agricultural real estate	119	50	—	169	422,219	1,439	423,827
Residential real estate	1,037	445	—	1,482	371,982	6,877	380,341
Consumer	2,382	1,366	—	3,748	324,005	2,802	330,555
Total gross loans and leases receivable held to maturity	$6,306	$2,020	$—	$8,326	$3,844,467	$25,070	$3,877,863

December 31, 2013
Commercial	$697	$741	$—	$1,438	$935,508	$13,251	$950,197
Commercial real estate	3,042	199	24	3,265	1,511,618	14,800	1,529,683
Total commercial and commercial real estate	3,739	940	24	4,703	2,447,126	28,051	2,479,880
Agricultural and agricultural real estate	818	—	—	818	369,907	6,010	376,735
Residential real estate	1,199	56	—	1,255	342,735	5,359	349,349
Consumer	2,624	1,089	—	3,713	287,458	2,974	294,145
Total gross loans and leases receivable held to maturity	$8,380	$2,085	$24	$10,489	$3,447,226	$42,394	$3,500,109

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid principal balance that was contractually due at December 31, 2014, and December 31, 2013, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2014, and December 31, 2013, any related allowance recorded for those loans as of December 31, 2014, and December 31, 2013, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2014 and December 31, 2013, and the interest income recognized on the impaired loans during the year ended December 31, 2014, and year ended December 31, 2013, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2014
Impaired loans with a related allowance:
Commercial	$780	$780	$754	$5,594	$19
Commercial real estate	7,356	7,322	636	5,931	303
Total commercial and commercial real estate	8,136	8,102	1,390	11,525	322
Agricultural and agricultural real estate	3,317	3,317	52	3,966	104
Residential real estate	2,412	2,244	442	3,398	12
Consumer	2,799	2,799	813	4,053	19
Total loans held to maturity	$16,664	$16,462	$2,697	$22,942	$457
Impaired loans without a related allowance:
Commercial	$4,913	$3,746	$—	$3,499	$101
Commercial real estate	32,708	28,449	—	24,522	1,172
Total commercial and commercial real estate	37,621	32,195	—	28,021	1,273
Agricultural and agricultural real estate	3,961	1,732	—	3,308	13
Residential real estate	8,200	7,991	—	6,267	110
Consumer	3,350	3,344	—	1,870	127
Total loans held to maturity	$53,132	$45,262	$—	$39,466	$1,523
Total impaired loans held to maturity:
Commercial	$5,693	$4,526	$754	$9,093	$120
Commercial real estate	40,064	35,771	636	30,453	1,475
Total commercial and commercial real estate	45,757	40,297	1,390	39,546	1,595
Agricultural and agricultural real estate	7,278	5,049	52	7,274	117
Residential real estate	10,612	10,235	442	9,665	122
Consumer	6,149	6,143	813	5,923	146
Total impaired loans held to maturity	$69,796	$61,724	$2,697	$62,408	$1,980

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2013
Impaired loans with a related allowance:
Commercial	$7,901	$7,901	$2,817	$5,343	$38
Commercial real estate	9,164	8,909	818	7,686	282
Total commercial and commercial real estate	17,065	16,810	3,635	13,029	320
Agricultural and agricultural real estate	13,818	13,818	756	7,537	354
Residential real estate	2,460	2,460	605	3,179	13
Consumer	3,485	3,485	1,721	3,490	100
Total loans held to maturity	$36,828	$36,573	$6,717	$27,235	$787
Impaired loans without a related allowance:
Commercial	$7,724	$6,743	$—	$9,394	$89
Commercial real estate	24,830	19,390	—	25,676	538
Total commercial and commercial real estate	32,554	26,133	—	35,070	627
Agricultural and agricultural real estate	2,849	2,849	—	9,985	189
Residential real estate	5,345	4,754	—	4,198	80
Consumer	1,652	1,652	—	1,515	37
Total loans held to maturity	$42,400	$35,388	$—	$50,768	$933
Total impaired loans held to maturity:
Commercial	$15,625	$14,644	$2,817	$14,737	$127
Commercial real estate	33,994	28,299	818	33,362	820
Total commercial and commercial real estate	49,619	42,943	3,635	48,099	947
Agricultural and agricultural real estate	16,667	16,667	756	17,522	543
Residential real estate	7,805	7,214	605	7,377	93
Consumer	5,137	5,137	1,721	5,005	137
Total impaired loans held to maturity	$79,228	$71,961	$6,717	$78,003	$1,720
On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co. based in Galena, Illinois, in a whole bank loss sharing transaction facilitated by the FDIC. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million. The estimated fair value of the loans acquired was $37.8 million.

The acquired loans and other real estate owned are covered by two loss share agreements between the FDIC and Galena State Bank & Trust Co., which affords Galena State Bank & Trust Co. significant loss protection. Under the loss share agreements, the FDIC covers 80% of the covered loan and other real estate owned losses (referred to as covered assets) up to $10 million and 95% of losses in excess of that amount. The term for loss sharing on non-residential real estate losses is five years with respect to losses and eight years with respect to recoveries, while the term for loss sharing on residential real estate loans is ten years with respect to losses and recoveries. Effective October 1, 2014, loans subject to the commercial loss sharing agreement with the FDIC were no longer covered by loss sharing. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after the acquisition are not covered by the loss share agreements. The FDIC approved the transfer of the loss share agreements to Illinois Bank & Trust as part of the merger of Galena State Bank & Trust Co. into Illinois Bank & Trust.

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

The carrying amount of the loans covered by these loss share agreements at December 31, 2014, and December 31, 2013, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	December 31, 2014			December 31, 2013
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Covered Loans
Commercial and commercial real estate	$—	$54	$54	$549	$1,765	$2,314
Agricultural and agricultural real estate	—	—	—	—	543	543
Residential real estate	305	899	1,204	—	2,280	2,280
Consumer loans	—	—	—	538	74	612
Total Covered Loans	$305	$953	$1,258	$1,087	$4,662	$5,749

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $13.8 million and the estimated fair value of the loans was $9.0 million. At December 31, 2014, and December 31, 2013, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at December 31, 2014, and December 31, 2013.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $28.9 million and the estimated fair value of the loans was $28.7 million.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2014 and 2013, were as follows, in thousands:

	2014	2013
Balance at beginning of year	$113,604	$97,611
Advances	84,348	85,058
Repayments	(62,353)	(69,065)
Balance at end of year	$135,599	$113,604

SIX
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2014, 2013, and 2012 were as follows, in thousands:

	2014	2013	2012
Balance at beginning of year	$41,685	$38,715	$36,808
Provision for loan and lease losses	14,501	9,697	8,202
Recoveries on loans and leases previously charged-off	3,990	4,820	8,209
Loans and leases charged-off	(18,727)	(11,547)	(14,504)
Balance at end of year	$41,449	$41,685	$38,715

Changes in the allowance for loan and lease losses by loan category for the years ended December 31, 2014 and December 31, 2013, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$41,685
Charge-offs	(8,749)	(2,889)	(2,251)	(342)	(4,496)	(18,727)
Recoveries	753	2,290	11	148	788	3,990
Provision	6,806	2,345	2,543	215	2,592	14,501
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2012	$11,388	$14,473	$2,138	$3,543	$7,173	$38,715
Charge-offs	(2,460)	(3,251)	(23)	(1,036)	(4,777)	(11,547)
Recoveries	1,019	2,378	110	158	1,155	4,820
Provision	3,152	552	767	1,055	4,171	9,697
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$41,685

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2014, and December 31, 2013, were as follows, in thousands:

	2014	2013
Land and land improvements	$36,186	$36,679
Buildings and building improvements	114,824	115,052
Furniture and equipment	56,247	54,393
Total	207,257	206,124
Less accumulated depreciation	(76,544)	(70,410)
Premises, furniture and equipment, net	$130,713	$135,714

Depreciation expense on premises, furniture and equipment was $8.4 million, $7.7 million and $6.4 million for 2014, 2013, and 2012, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $35.6 million at both December 31, 2014, and December 31, 2013.

Heartland recorded $5.0 million of goodwill in connection with the acquisition of Morrill Bancshares, Inc., the holding company for Morrill & Janes Bank and Trust Company, based in Merriam, Kansas on October 18, 2013. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $8.5 million that are expected to be amortized over a period of 8 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded no goodwill in conjunction with the Freedom Bank acquisition. In conjunction with the Freedom Bank acquisition, Heartland recognized core deposit intangibles of $890,000 that are expected to be amortized over a period of 8 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights and customer relationship intangible. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2014, and December 31, 2013, are presented in the table below, in thousands:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$21,069	$12,525	$8,544	$21,069	$10,345	$10,724
Mortgage servicing rights	37,825	12,841	24,984	32,160	10,372	21,788
Customer relationship intangible	1,177	773	404	1,177	730	447
Total	$60,071	$26,139	$33,932	$54,406	$21,447	$32,959

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Total
Year ending December 31,
2015	$1,780	$6,246	$42	$8,068
2016	1,575	5,354	41	6,970
2017	1,393	4,462	40	5,895
2018	1,232	3,569	39	4,840
2019	1,056	2,678	38	3,772
Thereafter	1,508	2,675	204	4,387

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2014. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.50 billion and $3.05 billion as of December 31, 2014, and December 31, 2013, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $15.2 million and $12.8 million as of December 31, 2014 and December 31, 2013, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $34.2 million and $32.0 million at December 31, 2014, and December 31, 2013, respectively.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both December 31, 2014, and December 31, 2013, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 11.40% and 9.65% for the valuations for December 31, 2014, and December 31, 2013, respectively. The discount rate was 9.20% and 10.15% for the valuations for December 31, 2014, and December 31, 2013, respectively. The capitalization rate for 2014 ranged from .75 to 1.39 basis points and for 2013 from .79 to 1.39 basis points. Fees collected for the servicing of mortgage loans for others were $8.8 million, $6.9 million and $4.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights:

	2014	2013
Balance at January 1	$21,788	$15,653
Originations	8,618	12,769
Amortization	(5,422)	(7,314)
Purchased MSR	—	184
Valuation adjustment	—	496
Balance at December 31	$24,984	$21,788
Fair value of mortgage servicing rights	$34,219	$31,965
Mortgage servicing rights, net to servicing portfolio	0.71%	0.72%

NINE
DEPOSITS

At December 31, 2014, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2015	$425,049
2016	178,921
2017	84,628
2018	32,732
2019	48,747
Thereafter	15,259
$785,336

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2014 and December 31, 2013, were $327.1 million and $354.2 million, respectively.

Interest expense on deposits for the years ended December 31, 2014, 2013, and 2012, was as follows, in thousands:

	2014	2013	2012
Savings and money market accounts	$8,042	$6,674	$6,736
Time certificates of deposit in denominations of $100,000 or more	3,474	4,403	4,776
Other time deposits	6,638	8,891	10,718
Interest expense on deposits	$18,154	$19,968	$22,230

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2014 and 2013, were as follows, in thousands:

	2014	2013
Securities sold under agreement to repurchase	$240,214	$234,659
Federal funds purchased	14,050	69,097
Advances from the FHLB	76,000	105,000
Total	$330,264	$408,756

At both December 31, 2014 and December 31, 2013, Heartland had one credit line with an unaffiliated bank with revolving borrowing capacity of $20.0 million. No balance was outstanding at December 31, 2014 and 2013.

The agreement with the lender of the revolving credit line of $20.0 million and the term loan (as indicated in Note 11) contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2014 and 2013:

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

•
Heartland will maintain on a consolidated basis a minimum allowance for loan and lease losses to gross loans and leases ratio of 1.00%. Credit valuations for acquired loans are included in this covenant calculation.

•	Heartland will inform the lender of any material regulatory non-compliance or written agreement concerning Heartland or any of its subsidiaries.

•	A senior officer of Heartland will submit a written quarterly statement of compliance with the financial covenants established under the credit agreement.

All retail repurchase agreements as of December 31, 2014 and 2013 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2014, December 31, 2013, and December 31, 2012 were as follows, in thousands:

	2014	2013	2012
Maximum month-end balance	$420,494	$408,756	$298,662
Average month-end balance	307,470	274,352	248,048
Weighted average interest rate for the year	0.28%	0.31%	0.32%
Weighted average interest rate at year-end	0.19%	0.19%	0.31%

Dubuque Bank and Trust Company is a participant in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $73.0 million at December 31, 2014, and $100.8 million at December 31, 2013. There were no borrowings under the Discount Window Program outstanding at year-end 2014 and 2013.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2014 and 2013 were as follows, in thousands:

	2014	2013
Advances from the FHLB; weighted average call dates at December 31, 2014 and 2013 were July 2015 and October 2014, respectively; and weighted average interest rates were 2.35% and 3.06%, respectively	$109,830	$113,453
Wholesale repurchase agreements; weighted average call dates at December 31, 2014 and 2013 were May 2015 and April 2014, respectively; and weighted average interest rates were 3.62% and 3.38%, respectively	45,000	60,000
Trust preferred securities	125,065	124,860
Senior notes	29,500	37,500
Note payable to unaffiliated bank	10,369	11,719
Contracts payable for purchase of real estate and other assets	2,541	2,577
Subordinated notes	73,950	—
Total	$396,255	$350,109

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco, Seattle and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $12.0 million and $14.2 million at

December 31, 2014 and 2013, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $1.48 billion at December 31, 2014, and $1.32 billion at December 31, 2013. At December 31, 2014, Heartland had $426.6 million of remaining FHLB borrowing capacity.

Heartland has entered into various wholesale repurchase agreements which had balances totaling $45.0 million and $60.0 million at December 31, 2014 and 2013, respectively. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2014, were as follows, in thousands:

	Amount	Interest Rate as of 12/31/14(1)		Issue Date	Maturity Date	Callable Date
Counterparty:
Citigroup Global Markets	$15,000	3.32%		04/17/2008	04/17/2015	04/17/2015
Citigroup Global Markets	20,000	3.61%	(2)	04/17/2008	04/17/2018	04/17/2015
Barclays Capital	10,000	4.07%		07/01/2008	07/01/2018	07/01/2015
	$45,000

(1) Interest rates are fixed with the exception of the interest rate on the $20.0 million transaction with Citigroup Global Markets.
(2) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.

At December 31, 2014, Heartland had seven wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes two wholly-owned trust subsidiaries acquired with the Morrill Bancshares, Inc. acquisition in 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings, the balance of deferred issuance costs included in other assets was $197,000 as of December 31, 2014. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding as of December 31, 2014, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/14(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust III	$20,619	8.25%	8.25%		10/10/2033	03/31/2015
Heartland Financial Statutory Trust IV	25,774	2.75% over LIBOR	2.99%	(2)	03/17/2034	03/17/2015
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.56%	(3)	04/07/2036	04/07/2015
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	(4)	09/15/2037	03/15/2015
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	1.72%	(5)	09/01/2037	06/01/2015
Morrill Statutory Trust I	8,618	3.25% over LIBOR	3.50%	(6)	12/26/2032	03/26/2015
Morrill Statutory Trust II	8,197	2.85% over LIBOR	3.09%	(7)	12/17/2033	12/17/2015
	$125,065

(1) Effective weighted average interest rate as of December 31, 2014, was 6.00% due to interest rate swap transactions on the variable rate securities as discussed in Note 12 to Heartland's consolidated financial statements.

(2) Effective interest rate as of December 31, 2014, was 5.00% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2014, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2014, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2014, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2014, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $125.1 million and $124.9 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2014 and 2013, respectively.

Subsequent to December 31, 2014, Heartland elected to redeem Statutory Trust III. Notice was given to the trustee on February 2, 2015, and the redemption is expected to occur on March 31, 2015. No early redemption fees will be incurred.

Between 2010 and 2012, Heartland completed private debt offerings of its senior notes. The notes were sold in a private placement to various accredited investors. The senior notes are unsecured and bear interest at 5% per annum payable quarterly. During 2014, Heartland offered senior note investors the options for prepayment, resulting in the prepayment of $8.0 million of these senior notes.

The maturity schedule of the senior notes is such that $14.5 million mature on December 1, 2015; and $5.0 million will mature on each of February 1, 2017, February 1, 2018; and on February 1, 2019. Total senior notes outstanding were $29.5 million as of December 31, 2014, and $37.5 million as of December 31, 2013.

On April 20, 2011, Heartland entered into a $15.0 million amortizing term loan with an unaffiliated bank with a maturity date of April 20, 2016. At the time of origination, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.0 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2014. In connection with this offering, the balance of deferred issuance costs included in other assets was $353,000 at December 31, 2014. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2014, for other borrowings follow in the table below, in thousands. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

2015	$152,782
2016	19,548
2017	10,197
2018	5,147
2019	5,694
Thereafter	202,887
Total	$396,255

TWELVE
DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movement in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $5.3 million and $5.4 million of cash as collateral at December 31, 2014, and December 31, 2013, respectively. Heartland's counterparties were required to pledge $0 at December 31, 2014 and $540,000 at December 31, 2013, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2014, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $2.2 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.3 million.

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

Heartland entered into three forward-starting interest rate swap transactions during 2009 to effectively convert Heartland Financial Statutory Trust IV, V and VII, which are variable interest rate subordinated debentures, to fixed interest rate debt. During the first quarter of 2014, the interest rate swap transaction on Heartland Financial Statutory Trust IV expired. Prior to the expiration of the swap, Heartland entered into a new forward-starting interest rate swap to replace the expiring swap. In addition, Heartland added two new forward starting interest rate swap transactions to effectively convert the debt of Morrill Statutory Trust I and Morrill Statutory Trust II, which total $16.8 million, from variable interest rate subordinated debentures to fixed interest rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2014, and December 31, 2013, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2014
Interest rate swap	$10,369	$(248)	Other Liabilities	2.915%	5.140%	04/20/2016
Interest rate swap	25,000	(534)	Other Liabilities	0.243%	2.255%	03/17/2021
Interest rate swap	20,000	(1,046)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,748)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	(35)	Other Liabilities	0.255%	1.674%	03/26/2019
Interest rate swap	10,000	(35)	Other Liabilities	0.243%	1.658%	03/18/2019
December 31, 2013
Interest rate swap	$11,719	$(457)	Other Liabilities	2.917%	5.140%	04/20/2016
Interest rate swap	25,000	(146)	Other Liabilities	0.244%	2.580%	03/17/2014
Interest rate swap	20,000	(1,507)	Other Liabilities	0.239%	3.220%	03/01/2017
Interest rate swap	20,000	(1,587)	Other Liabilities	0.243%	3.355%	01/07/2020

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the year ended December 31, 2014, and December 31, 2013, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2014
Interest rate swap	$209	Interest Expense	$(252)	Other Income	$—
Interest rate swap	(534)	Interest Expense	(386)	Other Income	—
Interest rate swap	461	Interest Expense	(604)	Other Income	—
Interest rate swap	(161)	Interest Expense	(632)	Other Income	—
Interest rate swap	(35)	Interest Expense	(110)	Other Income	—
Interest rate swap	(35)	Interest Expense	(109)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—
December 31, 2013
Interest rate swap	$254	Interest Expense	$(276)	Other Income	$—
Interest rate swap	562	Interest Expense	(583)	Other Income	—
Interest rate swap	679	Interest Expense	(594)	Other Income	—
Interest rate swap	1,433	Interest Expense	(616)	Other Income	—

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at December 31, 2014, and December 31, 2013, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2014
Interest rate lock commitments (mortgage)	$74,863	$2,496	Other Assets
Forward commitments	88,484	275	Other Assets
Forward commitments	218,337	(1,619)	Other Liabilities
December 31, 2013
Interest rate lock commitments (mortgage)	$63,370	$1,809	Other Assets
Forward commitments	117,637	1,206	Other Assets
Forward commitments	53,277	(133)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the year ended December 31, 2014, and December 31, 2013, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2014
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$2,422
Forward commitments	Gains on Sale of Loans Held for Sale	(2,417)
December 31, 2013
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$(10,518)
Forward commitments	Gains on Sale of Loans Held for Sale	1,832

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2014, 2013, and 2012 were as follows, in thousands:

	2014	2013	2012
Current:
Federal	$5,833	$5,025	$11,513
State	3,633	2,549	5,366
Total current	$9,466	$7,574	$16,879
Deferred:
Federal	$2,703	$2,447	$404
State	927	314	101
Total deferred	$3,630	$2,761	$505
Total income tax expense	$13,096	$10,335	$17,384

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $124,000, $98,000, and $222,000 in 2014, 2013, and 2012 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows, in thousands:

	2014	2013
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$—	$9,766
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	1,162	1,270
Securities	35	1,257
Allowance for loan and lease losses	15,346	15,766
Deferred compensation	6,384	4,674
Organization and acquisitions costs	366	393
Net operating loss carryforwards	5,149	4,463
Non-accrual loan interest	691	830
OREO writedowns	1,106	1,781
Rehab tax credit projects	3,547	2,438
Mortgage repurchase obligation	330	882
Self-funded health plan	578	—
Other	183	778
Gross deferred tax assets	34,877	44,298
Valuation allowance	(6,333)	(4,615)
Total deferred tax assets	$28,544	$39,683

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$(2,427)	$—
Premises, furniture and equipment	(8,569)	(8,660)
Tax bad debt reserves	(21)	(523)
Purchase accounting	(5,787)	(5,323)
Prepaid expenses	(514)	(621)
Mortgage servicing rights	(10,355)	(8,996)
Deferred loan fees	(1,267)	(75)
Other	(375)	(324)
Gross deferred tax liabilities	$(29,315)	$(24,522)
Net deferred tax asset (liability)	$(771)	$15,161

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. In 2013, Heartland had a federal low-income housing tax credit carryforward of $212,000 that expires in 2033, and an alternative minimum tax (“AMT”) credit carryforward of $467,000, which are both expected to be utilized on Heartland's federal income tax return for 2014. As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $5.4 million at December 31, 2014, and $6.0 million at December 31, 2013. The associated deferred tax asset was $1.8 million at December 31, 2014, and $2.0 million at December 31, 2013. These net carryforwards expire beginning December 31, 2026, through December 31, 2033, and are subject to an annual limitation of approximately $516,000. Net operating loss carryforwards for state income tax purposes were approximately $59.9 million at December 31, 2014, and $41.6 million at December 31, 2013. The associated deferred tax asset, net of federal tax, was $3.3 million at December 31, 2014, and $2.4 million at December 31, 2013. These carryforwards expire beginning December 31, 2021, through December 31, 2033. A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $3.1 million at December 31, 2014, and $2.2 million at December 31, 2013. During both 2014 and 2013, Heartland had book writedowns on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $3.4 million at December 31, 2014, and $2.4 million at December 31, 2013. Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows, in thousands:

	2014	2013	2012
Computed “expected” tax on net income	$19,249	$16,493	$23,511
Increase (decrease) resulting from:
Nontaxable interest income	(6,246)	(5,622)	(4,539)
State income taxes, net of federal tax benefit	2,964	1,861	3,099
Tax credits	(3,819)	(1,696)	(6,669)
Valuation allowance	853	209	1,851
Other	95	(910)	131
Income taxes	$13,096	$10,335	$17,384
Effective tax rates	23.8%	21.9%	25.9%

Heartland's income taxes included federal historic rehabilitation tax credits totaling $3.1 million during 2014 and $898,000 during 2013. Additionally, investments in certain low-income housing partnerships at Dubuque Bank and Trust Company totaled $4.0 million at December 31, 2014, $4.3 million at December 31, 2013, and $4.5 million at December 31, 2012. These investments generated federal low-income housing tax credits of $755,000 for the year ended December 31, 2014, and $798,000 for the years ended December 31, 2013 and 2012. These investments are expected to generate federal low-income housing tax credits of approximately $581,000 for 2016 through 2019 and $241,000 for 2020.

On December 31, 2014, the amount of unrecognized tax benefits was $706,000, including $101,000 of accrued interest and penalties. On December 31, 2013, the amount of unrecognized tax benefits was $779,000, including $96,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2014 and 2013, follows, in thousands:

	2014	2013
Balance at January 1	$779	$773
Additions for tax positions related to the current year	71	65
Additions for tax positions related to prior years	37	188
Reductions for tax positions related to prior years	(181)	(247)
Balance at December 31	$706	$779

The tax years ended December 31, 2011, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2010, and later remain open for examination. An income tax review is currently underway with the Illinois Department of Revenue for the years 2010 and 2011. During 2014, an income tax review was completed with the Colorado Department of Revenue for the years 2008 through 2011, which resulted in a net tax payment of $104,000. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $2.9 million, $2.6 million, and $2.6 million for 2014, 2013, and 2012, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2014, 2013, and 2012. Costs charged to operating expenses with respect to the matching contributions were $2.1 million, $1.9 million, and $1.6 million for 2014, 2013, and 2012, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2014 for all non-cancelable leases were as follows, in thousands:

2015	$4,194
2016	4,060
2017	2,971
2018	2,354
2019	1,920
Thereafter	12,220
$27,719

Rental expense for premises and equipment leased under operating leases was $5.5 million, $4.4 million, and $2.8 million for 2014, 2013, and 2012, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. Occupancy expense is presented net of rental income of $503,000, $505,000, and $496,000 for 2014, 2013, and 2012, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2014, and December 31, 2013, commitments to extend credit aggregated $1.42 billion and $1.14 billion, respectively, and standby letters of credit aggregated $38.9 million and $39.7 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $850,000 and $2.3 million at December 31, 2014, and December 31, 2013, respectively.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2014 and December 31, 2013, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $44,000 and $78,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2014, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaces Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 388,874 shares of common stock at December 31, 2014 for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2014, 2013 and 2012. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of stock. A summary of the status of the stock options as of December 31, 2014, 2013, and 2012, and changes during the years ended December 31, 2014 2013, and 2012, follows:

	2014		2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	261,936	$23.60	377,907	$22.62	570,762	$21.06
Granted	—	—	—	—	—	—
Exercised	(24,334)	20.20	(96,921)	19.73	(172,521)	17.39
Forfeited	(21,751)	24.97	(19,050)	23.79	(20,334)	23.42
Outstanding at December 31	215,851	$23.85	261,936	$23.60	377,907	$22.62
Options exercisable at December 31	215,851	$23.85	261,936	$23.60	333,024	$23.16

At December 31, 2014, the vested options have a weighted average remaining contractual life of 2.06 years. The intrinsic value for the vested options as of December 31, 2014, was $926,000. The intrinsic value for the total of all options exercised during year ended December 31, 2014, was $168,000. The total fair value of shares under stock options that vested during the year ended December 31, 2014, was $0. Total compensation costs recorded for stock options were $0, $10,000, and $157,000 for 2014, 2013, and 2012, respectively.

Cash received from options exercised for the year ended December 31, 2014, was $491,000, with a related tax benefit of $124,000. Cash received from options exercised for the year ended December 31, 2013, was $1.9 million, with a related tax benefit of $98,000.

Restricted Stock Units

The Plan also permits the Compensation Committee to grant other stock-based benefits, including restricted stock units (“RSUs”). Since 2011 the Compensation Committee has granted both time-based and performance-based RSUs under the Plan. On March 11, 2014, the Compensation Committee granted time-based RSUs with respect to 67,190 shares of common stock and on January 22, 2013, granted time-based RSUs with respect to 72,595 shares of common stock to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs granted in 2014 vest upon a "qualified retirement" (as defined in the RSU agreement) while the RSUs granted in 2013 allow the Compensation Committee to exercise its discretion to provide for vesting upon retirement. In both cases, the retiree is required to sign a non-solicitation and non-compete agreement as a condition of vesting.

In addition to the RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 32,645 shares of common stock on March 11, 2014, and performance-based RSUs with respect to 40,990 shares of common stock on January 22, 2013, to Heartland executives and subsidiary presidents. These RSUs vest based first on performance measures tied to Heartland's earnings and loan growth on December 31, 2014 for the 2014 RSUs, and earnings and assets on December 31, 2013, for the 2013 RSUs, and then on time-based vesting conditions. For the grants in 2014, vesting occurs on December 31, 2016, if the executive remains employed on that date, and for the grants in 2013, vesting occurs on December 31, 2015, subject to employment on that date.

The Compensation Committee also has the authority to issue shares in conjunction with employment agreements for executive level employees and may also elect to compensate members of the Board of Directors by awarding RSUs. During the year ended December 31, 2014, 31,725 RSUs were granted under this authority. During the years ended December 31, 2013, and 2012, 13,100 and 5,200 RSUs, respectively, were granted in relation to employment agreement or board members. The related compensation expense recorded for board members was $442,000, $127,000, and $90,000 for the respective years.

A summary of the status of RSUs as of December 31, 2014, 2013, and 2012, and changes during the years ended December 31, 2014, 2013, and 2012, follows:

	2014		2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,070	$18.48	348,897	$15.75	211,279	$15.79
Granted	131,560	26.71	126,685	26.92	149,002	16.36
Vested	(73,554)	16.65	(43,388)	17.00	—	—
Forfeited	(14,521)	20.48	(79,124)	20.79	(11,384)	16.03
Outstanding at December 31	396,555	$21.48	353,070	$18.48	348,897	$15.75

The total fair value of shares under RSUs that vested during the year ended December 31, 2014, was $1.5 million. Total compensation costs recorded for RSUs were $2.9 million, $1.7 million and $1.8 million, for 2014, 2013, and 2012, respectively. As of December 31, 2014, there were $2.5 million of total unrecognized compensation costs related to the 2012 Long-Term Incentive Plan for RSUs which are expected to be recognized through 2016.

Employee Stock Purchase Plan

Heartland also maintains an employee stock purchase plan (the “ESPP”), adopted in 2006, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. A maximum of 500,000 shares is available for purchase under the ESPP. For the year ended December 31, 2014, 21,679 shares were purchased under the 2006 ESPP. For the year ended December 31, 2013, 23,239 shares were purchased under the 2006 ESPP. For the year ended December 31, 2012, 42,879 shares were purchased under the 2006 ESPP. Under ASC Topic 718, compensation expense related to the ESPP of $32,000 was recorded in

2014, $194,000 was recorded in 2013, and $151,000 was recorded in 2012 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

SEVENTEEN
STOCKHOLDER RIGHTS PLAN

Heartland adopted an Amended and Restated Rights Agreement (the "Extended Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The primary purpose of the Extended Rights Plan was to extend the term of the Rights Agreement dated as of June 7, 2002, for an additional ten years and to expand the definition of beneficial owners to include certain forms of indirect ownership. Under the terms of the Extended Rights Plan, a preferred share purchase right (a "Right") is automatically issued with each outstanding share of Heartland common stock and, unless redeemed or unless there is a "Distribution Date," the Rights trade with the shares of common stock until expiration of the Plan on January 17, 2022. Each Right entitles the holder to purchase from Heartland one-thousandth of a share of Series A Junior Participating Preferred Stock, $1.00 value (the "Preferred Stock"), at a price of $70.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment (the "Purchase Price"). The Rights are not currently exercisable, and will not become exercisable until a Distribution Date.

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

In 2002, when the Rights Plan was originally created, Heartland designated 16,000 shares, par value $1.00 per share, of Series A Junior Participating preferred stock. There are no shares issued and outstanding and Heartland does not anticipate issuing any shares of Series A Junior Participating preferred stock except as may be required under the Extended Rights Plan.

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

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending (“QSBL”). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5.00%. Because of increases in the QSBL, the dividend rate on Heartland's $81.7 million preferred stock issued to the U.S. Treasury declined from 5.00% to 2.00% for the first quarter of 2013 and was reduced to 1.00% through March 15, 2016. If the Series C Preferred Stock is not redeemed before that date, the dividend rate on the Series C Preferred Stock will increase to 9% on March 16, 2016 and remain at that rate until redeemed.

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

Shelf Registration

Heartland filed a shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75 million in equity securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

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

Quantitative measures established by regulation to ensure capital adequacy require the Heartland banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2014 and 2013, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Consolidated	$703,032	15.73%	$357,513	8.00%	N/A
Dubuque Bank and Trust Company	145,587	11.92	97,676	8.00	122,094	10.00%
Galena State Bank & Trust Co.	27,644	13.39	16,517	8.00	20,646	10.00
Illinois Bank & Trust	42,937	13.80	24,891	8.00	31,113	10.00
Wisconsin Bank & Trust	62,780	12.71	39,522	8.00	49,403	10.00
New Mexico Bank & Trust	97,742	13.04	59,953	8.00	74,941	10.00
Arizona Bank & Trust	51,287	14.57	28,151	8.00	35,189	10.00
Rocky Mountain Bank	47,848	12.78	29,958	8.00	37,447	10.00
Summit Bank & Trust	12,544	11.80	8,503	8.00	10,628	10.00
Minnesota Bank & Trust	15,267	12.43	9,823	8.00	12,279	10.00
Morrill & Janes Bank and Trust Company	65,224	12.02	43,417	8.00	54,271	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$578,564	12.95%	$178,757	4.00%	N/A
Dubuque Bank and Trust Company	136,178	11.15	48,838	4.00	73,257	6.00%
Galena State Bank & Trust Co.	26,111	12.65	8,258	4.00	12,387	6.00
Illinois Bank & Trust	39,721	12.77	12,445	4.00	18,668	6.00
Wisconsin Bank & Trust	57,551	11.65	19,761	4.00	29,642	6.00
New Mexico Bank & Trust	90,870	12.13	29,977	4.00	44,965	6.00
Arizona Bank & Trust	48,009	13.64	14,076	4.00	21,114	6.00
Rocky Mountain Bank	44,394	11.86	14,979	4.00	22,468	6.00
Summit Bank & Trust	11,213	10.55	4,251	4.00	6,377	6.00
Minnesota Bank & Trust	14,151	11.53	4,911	4.00	7,367	6.00
Morrill & Janes Bank and Trust Company	62,918	11.59	21,709	4.00	32,563	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$578,564	9.75%	$237,316	4.00%	N/A
Dubuque Bank and Trust Company	136,178	9.50	57,359	4.00	71,699	5.00%
Galena State Bank & Trust Co.	26,111	8.97	11,648	4.00	14,560	5.00
Illinois Bank & Trust	39,721	8.02	19,820	4.00	24,775	5.00
Wisconsin Bank & Trust	57,551	8.85	26,018	4.00	32,523	5.00
New Mexico Bank & Trust	90,870	8.22	44,232	4.00	55,290	5.00
Arizona Bank & Trust	48,009	10.25	18,737	4.00	23,421	5.00
Rocky Mountain Bank	44,394	9.53	18,625	4.00	23,281	5.00
Summit Bank & Trust	11,213	8.44	5,317	4.00	6,647	5.00
Minnesota Bank & Trust	14,151	8.90	6,360	4.00	7,950	5.00
Morrill & Janes Bank and Trust Company	62,918	7.34	34,269	4.00	42,836	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Consolidated	$599,038	14.69%	$326,252	8.00%	N/A
Dubuque Bank and Trust Company	141,184	12.30	91,854	8.00	114,818	10.00%
Galena State Bank & Trust Co.	27,398	13.42	16,328	8.00	20,410	10.00
Illinois Bank & Trust	36,324	14.79	19,654	8.00	24,568	10.00
Wisconsin Bank & Trust	59,747	13.08	36,556	8.00	45,696	10.00
New Mexico Bank & Trust	96,816	14.82	52,254	8.00	65,317	10.00
Arizona Bank & Trust	47,335	14.59	25,960	8.00	32,451	10.00
Rocky Mountain Bank	50,314	14.24	28,257	8.00	35,321	10.00
Summit Bank & Trust	11,600	12.79	7,253	8.00	9,067	10.00
Minnesota Bank & Trust	14,475	12.13	9,547	8.00	11,933	10.00
Morrill & Janes Bank and Trust Company	60,559	13.00	37,267	8.00	46,583	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$537,964	13.19%	$163,126	4.00%	N/A
Dubuque Bank and Trust Company	130,859	11.40	45,927	4.00	68,891	6.00%
Galena State Bank & Trust Co.	25,478	12.48	8,164	4.00	12,246	6.00
Illinois Bank & Trust	33,252	13.53	9,827	4.00	14,741	6.00
Wisconsin Bank & Trust	54,885	12.01	18,278	4.00	27,417	6.00
New Mexico Bank & Trust	89,601	13.72	26,127	4.00	39,190	6.00
Arizona Bank & Trust	43,269	13.33	12,980	4.00	19,470	6.00
Rocky Mountain Bank	46,160	13.07	14,128	4.00	21,193	6.00
Summit Bank & Trust	10,464	11.54	3,627	4.00	5,440	6.00
Minnesota Bank & Trust	13,384	11.22	4,773	4.00	7,160	6.00
Morrill & Janes Bank and Trust Company	60,153	12.91	18,633	4.00	27,950	6.00
Tier 1 Capital (to Average Assets)
Consolidated	$537,964	9.67%	$222,432	4.00%	N/A
Dubuque Bank and Trust Company	130,859	8.77	59,717	4.00	74,646	5.00%
Galena State Bank & Trust Co.	25,478	8.65	11,787	4.00	14,734	5.00
Illinois Bank & Trust	33,252	7.42	17,926	4.00	22,407	5.00
Wisconsin Bank & Trust	54,885	8.76	25,070	4.00	31,337	5.00
New Mexico Bank & Trust	89,601	8.84	40,530	4.00	50,663	5.00
Arizona Bank & Trust	43,269	10.33	16,757	4.00	20,947	5.00
Rocky Mountain Bank	46,160	10.01	18,439	4.00	23,049	5.00
Summit Bank & Trust	10,464	9.16	4,567	4.00	5,709	5.00
Minnesota Bank & Trust	13,384	8.14	6,575	4.00	8,218	5.00
Morrill & Janes Bank and Trust Company	60,153	7.38	32,624	4.00	40,780	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $205.0 million as of December 31, 2014, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $117.9 million as of December 31, 2014, under the capital requirements to remain well capitalized.

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

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are only recorded at fair value to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310. The fair value of impaired loans is measured using one of the following impairment methods: 1) the present value of expected future cash flows discounted at the loan's effective interest rate or 2) the observable market price of the loan or 3) the fair value of the collateral if the loan is collateral dependent. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Heartland classifies impaired loans as nonrecurring Level 3.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, and December 31, 2013, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014, and December 31, 2013, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Assets
Trading securities	$—	$—	$—	$—
Securities available for sale
U.S. government corporations and agencies	24,093	2,529	21,564	—
Mortgage-backed securities	1,219,266	—	1,214,319	4,947
Obligations of states and political subdivisions	153,426	—	153,426	—
Equity securities	5,083	—	5,083	—
Interest rate lock commitments	2,496	—	—	2,496
Forward commitments	275	—	275	—
Total assets at fair value	$1,404,639	$2,529	$1,394,667	$7,443
Liabilities
Derivative financial instruments	$3,646	$—	$3,646	$—
Forward commitments	1,619	—	1,619	—
Total liabilities at fair value	$5,265	$—	$5,265	$—
December 31, 2013
Assets
Trading securities	$1,801	$1,801	$—	$—
Securities available for sale
U.S. government corporations and agencies	218,303	4,084	214,219	—
Mortgage-backed securities	1,143,947	—	1,140,649	3,298
Obligations of states and political subdivisions	266,624	—	266,624	—
Equity securities	5,028	—	5,028	—
Interest rate lock commitments	1,809	—	—	1,809
Forward commitments	1,206	—	1,206	—
Total assets at fair value	$1,638,718	$5,885	$1,627,726	$5,107
Liabilities
Derivative financial instruments	$3,697	$—	$3,697	$—
Forward commitments	133	—	133	—
Total liabilities at fair value	$3,830	$—	$3,830	$—

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$1,033	$—	$—	$1,033	$659
Commercial real estate	12,584	—	—	12,584	492
Agricultural and agricultural real estate	552	—	—	552	2,229
Residential real estate	3,173	—	—	3,173	—
Consumer	2,003	—	—	2,003	22
Total collateral dependent impaired loans	$19,345	$—	$—	$19,345	$3,402
Other real estate owned	$19,016	$—	$—	$19,016	$1,938

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Assets:
Collateral dependent impaired loans:
Commercial	$7,229	$—	$—	$7,229	$919
Commercial real estate	7,749	—	—	7,749	1,881
Agricultural and agricultural real estate	13,062	—	—	13,062	—
Residential real estate	3,396	—	—	3,396	—
Consumer	1,763	—	—	1,763	—
Total collateral dependent impaired loans	$33,199	$—	$—	$33,199	$2,800
Other real estate owned	$29,852	$—	$—	$29,852	$2,799

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,947	Discounted cash flows	Pretax discount rate	7 - 9%
			Actual defaults	15.60 - 30.60% (24.50%)
			Actual deferrals	7.20 - 17.30% (12.90%)
Interest rate lock commitments	2,496	Fair Value of Underlying Loan to Secondary Market	Closing ratio	(1)
Collateral dependent impaired loans:
Commercial	1,033	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	12,584	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	552	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	3,173	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	2,003	Modified appraised value	Third party valuation	(2)
			Valuation discount	(2)
Other real estate owned	19,016	Modified appraised value	Disposal costs	(2)
			Third party appraisal	(2)
			Appraisal discounts	(2)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore, providing a range would not be meaningful. The weighted average closing ratio at December 31, 2014 was 84%.

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

	Fair Value at 12/31/13	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$3,298	Discounted cash flows	Pretax discount rate	7 - 9%
			Actual defaults	12.50 - 28.20% (20.80%)
			Actual deferrals	5.10 - 16.00% (11.10%)
Interest rate lock commitments	1,809	Fair Value of Underlying Loan to Secondary Market	Closing ratio	(1)
Collateral dependent impaired loans:
Commercial	7,229	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Commercial real estate	7,749	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Agricultural and agricultural real estate	13,062	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Residential real estate	3,396	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	(2)
Consumer	1,763	Modified appraised value	Third party valuation	(2)
			Valuation discount	(2)
Other real estate owned	29,852	Modified appraised value	Disposal costs	(2)
			Third party appraisal	(2)
			Appraisal discounts	(2)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore, providing a range would not be meaningful. The weighted average closing ratio at December 31, 2013 was 87%.

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured at fair value on a recurring basis is summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2014	December 31, 2013
	Fair Value	Fair Value
Balance at January 1,	$3,298	$4,089
Total gains (losses), net:
Included in earnings	—	(1,587)
Included in other comprehensive income	1,783	826
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	—	—
Settlements	(134)	(30)
Balance at period end,	$4,947	$3,298

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2014	December 31, 2013
	Fair Value	Fair Value
Balance at January 1,	$1,809	$9,353
Total gains (losses), net, included in earnings	2,422	(10,518)
Issuances	2,038	9,821
Settlements	(3,773)	(6,847)
Balance at period end,	$2,496	$1,809

Gains included in gains (losses) on sales of loans held for sale attributable to interest rate lock commitments held at December 31, 2014, and December 31, 2013, were $2.5 million and $1.8 million, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of December 31, 2014, and December 31, 2013, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,871	$73,871	$73,871	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Trading	—	—	—	—	—
Available for sale	1,401,868	1,401,868	2,529	1,394,392	4,947
Held to maturity	284,587	296,768	—	296,768	—
Other investments	20,498	20,498	—	20,263	235
Loans held for sale	70,514	70,514	—	70,514	—
Loans, net:
Commercial	1,024,065	1,009,802	—	1,008,769	1,033
Commercial real estate	1,690,899	1,699,722	—	1,687,138	12,584
Agricultural and agricultural real estate	420,623	423,968	—	423,416	552
Residential real estate	377,094	370,178	—	367,005	3,173
Consumer	323,873	330,211	—	328,208	2,003
Total Loans, net	3,836,554	3,833,881	—	3,814,536	19,345
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	2,496	2,496	—	—	2,496
Forward commitments	275	275	—	275	—
Financial liabilities:
Deposits
Demand deposits	1,295,193	1,295,193	—	1,295,193	—
Savings deposits	2,687,493	2,687,493	—	2,687,493	—
Time deposits	785,336	785,336	—	785,336	—
Short term borrowings	330,264	330,264	—	330,264	—
Other borrowings	396,255	401,978	—	401,978	—
Derivative financial instruments	3,646	3,646	—	3,646	—
Forward commitments	1,619	1,619	—	1,619	—

			Fair Value Measurements at December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$125,270	$125,270	$125,270	$—	$—
Time deposits in other financial institutions	—	—	—	—	—
Securities:
Trading	1,801	1,801	1,801	—	—
Available for sale	1,633,902	1,633,902	4,084	1,626,520	3,298
Held to maturity	237,498	237,437	—	237,437	—
Other investments	21,843	21,843	—	21,608	235
Loans held for sale	46,665	46,665	—	46,665	—
Loans, net:
Commercial	936,305	930,501	—	923,272	7,229
Commercial real estate	1,516,352	1,512,773	—	1,505,024	7,749
Agricultural and agricultural real estate	374,203	378,086	—	365,024	13,062
Residential real estate	347,266	335,362	—	331,966	3,396
Consumer	286,890	273,139	—	271,376	1,763
Total Loans, net	3,461,016	3,429,861	—	3,396,662	33,199
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	1,809	1,809	—	—	1,809
Forward commitments	1,206	1,206	—	1,206	—
Financial liabilities:
Deposits
Demand deposits	1,238,581	1,238,581	—	1,238,581	—
Savings deposits	2,535,242	2,535,242	—	2,535,242	—
Time deposits	892,676	892,676	—	892,676	—
Short term borrowings	408,756	408,756	—	408,756	—
Other borrowings	350,109	355,923	—	355,923	—
Derivative financial instruments	3,697	3,697	—	3,697	—
Forward commitments	133	133	—	133	—

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

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates, and when appropriate, the current creditworthiness of the counter-party.

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

The following table presents the financial information from Heartland's operating segments for the years ending December 31, 2014, December 31, 2013, and December 31, 2012, in thousands.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2014
Net Interest Income	$200,394	$2,679	$203,073
Provision for loan losses	14,501	—	14,501
Total noninterest income	48,330	33,894	82,224
Total noninterest expense	172,392	43,408	215,800
Income (loss) before income taxes	$61,831	$(6,835)	$54,996

December 31, 2013
Net Interest Income	$161,452	$2,376	$163,828
Provision for loan losses	9,697	—	9,697
Total noninterest income	49,810	39,808	89,618
Total noninterest expense	150,767	45,794	196,561
Income (loss) before income taxes	$50,798	$(3,610)	$47,188

December 31, 2012
Net Interest Income	$147,903	$2,253	$150,156
Provision for loan losses	8,202	—	8,202
Total noninterest income	50,947	57,715	108,662
Total noninterest expense	142,646	40,735	183,381
Income before income taxes	$48,002	$19,233	$67,235

Segment Assets
December 31, 2014	$5,951,875	$100,487	$6,052,362
December 31, 2013	5,850,976	72,740	5,923,716
December 31, 2012	4,868,618	121,935	4,990,553

Average Loans
December 31, 2014	$3,679,908	$64,922	$3,744,830
December 31, 2013	2,939,856	76,577	3,016,433
December 31, 2012	2,605,151	91,301	2,696,452

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2014	2013
Assets:
Cash and interest bearing deposits	$124,387	$17,912
Trading securities	—	1,801
Securities available for sale	5,684	3,952
Other investments, at cost	235	235
Investment in subsidiaries	592,324	561,272
Other assets	19,272	33,407
Due from subsidiaries	6,000	6,000
Total assets	$747,902	$624,579
Liabilities and stockholders’ equity:
Other borrowings	$238,941	$174,153
Accrued expenses and other liabilities	12,644	10,966
Total liabilities	251,585	185,119
Stockholders’ equity:
Preferred stock	81,698	81,698
Common stock	18,511	18,399
Capital surplus	95,816	91,632
Retained earnings	298,764	265,067
Accumulated other comprehensive income (loss)	1,528	(17,336)
Treasury stock	—	—
Total stockholders’ equity	496,317	439,460
Total liabilities and stockholders’ equity	$747,902	$624,579

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2014	2013	2012
Operating revenues:
Dividends from subsidiaries	$47,485	$47,750	$42,800
Securities gains, net	—	2,316	—
Gain on trading account securities	(38)	1,421	47
Other	640	726	664
Total operating revenues	48,087	52,213	43,511
Operating expenses:
Interest	10,052	9,206	9,133
Salaries and benefits	5,584	5,104	6,191
Professional fees	3,406	3,671	3,100
Other operating expenses	2,173	1,577	2,417
Total operating expenses	21,215	19,558	20,841
Equity in undistributed earnings (losses)	6,749	(1,275)	19,739
Income before income tax benefit	33,621	31,380	42,409
Income tax benefit	8,279	5,409	7,383
Net income	41,900	36,789	49,792
Preferred dividends and discount	(817)	(1,093)	(3,400)
Net income available to common stockholders	$41,083	$35,696	$46,392

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$41,900	$36,789	$49,792
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiaries	(6,749)	1,275	(19,739)
Security gains, net	—	(2,316)	—
(Increase) decrease in due from subsidiaries	—	1,000	(4,250)
Increase (decrease) in accrued expenses and other liabilities	1,678	(6,125)	4,448
(Increase) decrease in other assets	14,135	(4,104)	(7,163)
(Increase) decrease in trading account securities	1,801	(1,421)	(47)
Other, net	3,086	4,089	1,776
Net cash provided by operating activities	55,851	29,187	24,817
Cash flows from investing activities:
Capital contributions to subsidiaries	(6,735)	(69,429)	(32,841)
Purchases of other securities	—	—	(195)
Proceeds from sales of available for sale securities	—	2,925	—
Proceeds from sale of other investments	—	—	155
Net assets acquired	—	44,697	—
Net cash used by investing activities	(6,735)	(21,807)	(32,881)
Cash flows from financing activities:
Proceeds from other borrowings	73,950	80	10,000
Repayments of other borrowings	(9,162)	(1,255)	(6,374)
Cash dividends paid	(8,203)	(8,001)	(11,695)
Purchase of treasury stock	(899)	(2,004)	(2,937)
Proceeds from issuance of common stock	1,673	4,265	9,557
Net cash provided (used) by financing activities	57,359	(6,915)	(1,449)
Net increase (decrease) in cash and cash equivalents	106,475	465	(9,513)
Cash and cash equivalents at beginning of year	17,912	17,447	26,960
Cash and cash equivalents at end of year	$124,387	$17,912	$17,447
Supplemental disclosure:
Stock consideration granted for acquisition	$—	$38,755	$—

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2014	December 31	September 30	June 30	March 31
Net interest income	$52,171	$51,491	$50,799	$48,612
Provision for loan and lease losses	2,866	2,553	2,751	6,331
Net interest income after provision for loan and lease losses	49,305	48,938	48,048	42,281
Noninterest income	21,233	20,606	21,535	18,850
Noninterest expense	53,948	54,655	54,659	52,538
Income taxes	4,327	2,916	4,150	1,703
Net income	12,263	11,973	10,774	6,890
Net income available to noncontrolling interest, net of tax	—	—	—	—
Net income attributable to Heartland	12,263	11,973	10,774	6,890
Preferred stock dividends and discount	(204)	(205)	(204)	(204)
Net income available to common stockholders	12,059	11,768	10,570	6,686

Per share:
Earnings per share-basic	$0.65	$0.64	$0.57	$0.36
Earnings per share-diluted	0.64	0.63	0.56	0.36
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	22.40	21.74	21.16	20.36
Weighted average common shares outstanding	18,482,059	18,468,762	18,458,113	18,437,253
Weighted average diluted common shares outstanding	18,762,272	18,752,748	18,746,735	18,724,936

(Dollars in thousands, except per share data)
2013	December 31	September 30	June 30	March 31
Net interest income	$46,357	$39,880	$38,924	$38,667
Provision for loan and lease losses	2,049	5,149	1,862	637
Net interest income after provision for loan and lease losses	44,308	34,731	37,062	38,030
Noninterest income	17,574	20,718	24,858	26,468
Noninterest expense	53,901	47,147	48,766	46,747
Income taxes	46	1,492	3,598	5,199
Net income	7,935	6,810	9,556	12,552
Net income available to noncontrolling interest, net of tax	—	—	—	(64)
Net income attributable to Heartland	7,935	6,810	9,556	12,488
Preferred stock dividends and discount	(204)	(276)	(205)	(408)
Net income available to common stockholders	7,731	6,534	9,351	12,080

Per share:
Earnings per share-basic	$0.43	$0.39	$0.55	$0.72
Earnings per share-diluted	0.42	0.38	0.54	0.70
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	19.44	18.58	18.51	19.54
Weighted average common shares outstanding	18,096,345	16,935,581	16,907,405	16,851,672
Weighted average diluted common shares outstanding	18,360,470	17,221,154	17,203,924	17,187,180

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa
March 13, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2014, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited Heartland Financial USA, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 13, 2015

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2015 Annual Meeting of Stockholders to be held on May 20, 2015 (the "2015 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2015 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee”, and "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2015 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2014:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	215,851	$23.85	739,801(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	215,851	$23.85	739,801

(1) Includes 388,874 shares available for use under the Heartland 2012 Long-Term Incentive Plan and 350,927 shares available for use under the 2006 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2015 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2015 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller	/s/ Bryan R. McKeag
	Lynn B. Fuller	Bryan R. McKeag
	Principal Executive Officer	Executive Vice President, Chief Financial Officer

Date:    March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

By:	/s/ Lynn B. Fuller	/s/ John K. Schmidt
	Lynn B. Fuller	John K. Schmidt
	President, CEO, Chairman and Director	Director
	/s/ James. F. Conlan	/s/ Mark C. Falb

	James F. Conlan	Mark C. Falb
	Director	Director
	/s/ Thomas L. Flynn	/s/ John W. Cox, Jr.

	Thomas L. Flynn	John W. Cox, Jr.
	Director	Director
	/s/ Duane E. White	/s/ Kurt M. Saylor

	Duane E. White	Kurt M. Saylor
	Director	Director
/s/ R. Mike McCoy

R. Mike McCoy
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
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Illinois Bank & Trust, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.14	(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Illinois Bank & Trust, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.15	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.16	(1)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Galena State Bank & Trust Co., Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Summit Bank & Trust, Minnesota Bank & Trust and Citizens Finance Co. (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.17	(1)
Form of Agreement for Heartland Financial USA, Inc.  2005 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement with those individuals formerly subject to settlement restrictions due to Heartland’s participation in the United States Treasury’s Troubled Asset Relief Program. (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed on March 16, 2010).

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

10.23
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.24
Warrant Letter Agreement between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 28, 2011).

10.25	(1)
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

10.27	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May, 17 2012).

10.28
Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.29	(1)
Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.30	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.31
Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.32
Indenture by and between Morrill Bancshares, Inc. and U.S. Bank National Association dated as of December 17, 2003 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.33	(1)
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2014).

10.34
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2014)

10.35
Merger Agreement between Community Banc-Corp of Sheboygan, Inc. and Heartland Financial USA, Inc. dated October 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2014).

10.36
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

10.37	(1)(2)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller (compensation multiple of 2 and health benefits term of 18 months); Bruce K. Lee and Kenneth J. Erickson (compensation multiple of 1.5 and health benefits term of 18 months); Michael J. Coyle, Brian J. Fox, Douglas J. Horstmann, Bryan R. McKeag, Mark G. Murtha, Rodney Sloan and Frank E. Walter (compensation multiple of 1 and health benefits term of 12 months) dated as of January 1, 2015.

11	(2)	Computation of Per Share Earnings

21.1	(2)	Subsidiaries of the Registrant

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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