Form 10-Q
period 2015-03-31
HEARTLAND FINANCIAL USA INC
filed 2015-05-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 6, 2015, the Registrant had outstanding 20,596,627 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report
Table of Contents

Part I
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$104,475	$64,150
Federal funds sold and other short-term investments	7,257	9,721
Cash and cash equivalents	111,732	73,871
Time deposits in other financial institutions	2,605	2,605
Securities:
Available for sale, at fair value (cost of $1,340,889 at March 31, 2015, and $1,396,794 at December 31, 2014)	1,353,537	1,401,868
Held to maturity, at cost (fair value of $297,660 at March 31, 2015, and $296,768 at December 31, 2014)	284,030	284,587
Other investments, at cost	18,297	20,498
Loans held for sale	105,670	70,514
Loans and leases receivable:
Held to maturity	4,243,689	3,876,745
Loans covered by loss share agreements	—	1,258
Allowance for loan and lease losses	(41,854)	(41,449)
Loans and leases receivable, net	4,201,835	3,836,554
Premises, furniture and equipment, net	145,132	130,713
Other real estate, net	19,097	19,016
Goodwill	51,073	35,583
Other intangible assets, net	44,024	33,932
Cash surrender value on life insurance	95,118	82,638
Other assets	74,126	59,433
TOTAL ASSETS	$6,506,276	$6,051,812
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,515,004	$1,295,193
Savings	2,863,744	2,687,493
Time	887,650	785,336
Total deposits	5,266,398	4,768,022
Short-term borrowings	259,335	330,264
Other borrowings	361,300	395,705
Accrued expenses and other liabilities	51,896	61,504
TOTAL LIABILITIES	5,938,929	5,555,495
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 25,000,000 shares; issued 20,586,477 shares at March 31, 2015 and 18,511,125 shares at December 31, 2014)	20,586	18,511
Capital surplus	147,642	95,816
Retained earnings	312,212	298,764
Accumulated other comprehensive income	5,255	1,528
Treasury stock at cost (1,405 shares at March 31, 2015 and 0 at December 31, 2014)	(46)	—
TOTAL STOCKHOLDERS' EQUITY	567,347	496,317
TOTAL LIABILITIES AND EQUITY	$6,506,276	$6,051,812

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases	$53,049	$46,384
Interest on securities:
Taxable	7,132	7,761
Nontaxable	2,916	3,122
Interest on federal funds sold	1	—
Interest on interest bearing deposits in other financial institutions	4	7
TOTAL INTEREST INCOME	63,102	57,274
INTEREST EXPENSE:
Interest on deposits	4,172	4,778
Interest on short-term borrowings	198	226
Interest on other borrowings (includes $564 and $521 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively)	4,802	3,658
TOTAL INTEREST EXPENSE	9,172	8,662
NET INTEREST INCOME	53,930	48,612
Provision for loan and lease losses	1,671	6,331
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	52,259	42,281
NONINTEREST INCOME:
Service charges and fees	5,404	4,896
Loan servicing income	1,041	1,511
Trust fees	3,631	3,210
Brokerage and insurance commissions	1,087	1,123
Securities gains, net (includes $4,353 and $781 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively)	4,353	781
Gain (loss) on trading account securities	—	(38)
Net gains on sale of loans held for sale	13,742	6,379
Income on bank owned life insurance	524	363
Other noninterest income	881	625
TOTAL NONINTEREST INCOME	30,663	18,850
NONINTEREST EXPENSES:
Salaries and employee benefits	36,638	32,319
Occupancy	4,259	4,050
Furniture and equipment	2,106	1,890
Professional fees	6,044	4,526
FDIC insurance assessments	956	980
Advertising	1,181	1,188
Intangible assets amortization	631	624
Other real estate and loan collection expenses	465	1,052
Loss on sales/valuations of assets, net	353	163
Other noninterest expenses	6,981	5,746
TOTAL NONINTEREST EXPENSES	59,614	52,538
INCOME BEFORE INCOME TAXES	23,308	8,593
Income taxes (includes $1,413 and $97 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2015 and 2014, respectively)	7,599	1,703
NET INCOME	15,709	6,890
Preferred dividends and discount	(204)	(204)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,505	$6,686
EARNINGS PER COMMON SHARE - BASIC	$0.77	$0.36
EARNINGS PER COMMON SHARE - DILUTED	$0.76	$0.36
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
NET INCOME	$15,709	$6,890
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	11,478	20,909
Reclassification adjustment for net gains realized in net income	(4,353)	(781)
Net change in non-credit related other than temporary impairment	24	24
Income taxes	(2,859)	(7,959)
Other comprehensive income on securities	4,290	12,193
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(1,454)	(139)
Reclassification adjustment for net loss on derivatives realized in net income	564	521
Income taxes	327	(142)
Other comprehensive income (loss) on cash flow hedges	(563)	240
Other comprehensive income	3,727	12,433
TOTAL COMPREHENSIVE INCOME	$19,436	$19,323

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,709	$6,890
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,747	4,090
Provision for loan and lease losses	1,671	6,331
Net amortization of premium on securities	6,949	6,659
Securities gains, net	(4,353)	(781)
Decrease in trading account securities	—	1,801
Stock based compensation	1,139	1,098
Write downs and losses on repossessed assets, net	361	123
Loans originated for sale	(311,140)	(158,779)
Proceeds on sales of loans held for sale	287,768	155,526
Net gains on sale of loans held for sale	(11,056)	(4,944)
Decrease in accrued interest receivable	3,234	2,304
Increase in prepaid expenses	(513)	(359)
Increase (decrease) in accrued interest payable	627	(750)
Capitalization of servicing rights	(2,818)	(1,435)
Other, net	(11,480)	(6,319)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(18,155)	11,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	289,466	355,288
Proceeds from the sale of other investments	5,489	2,005
Proceeds from the maturity of and principal paydowns on securities available for sale	37,479	34,446
Proceeds from the maturity of and principal paydowns on securities held to maturity	208	182
Proceeds from the maturity of and principal paydowns on other securities	—	2,041
Purchase of securities available for sale	(232,422)	(160,286)
Purchase of securities held to maturity	—	(16,784)
Purchase of other investments	(2,004)	(958)
Net (increase) decrease in loans and leases	25,684	(93,020)
Capital expenditures	(2,919)	(2,710)
Net cash and cash equivalents received in acquisition	7,103	—
Proceeds from the sale of equipment	13	—
Proceeds on sale of OREO and other repossessed assets	2,312	5,079
NET CASH PROVIDED BY INVESTING ACTIVITIES	130,409	125,283
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	90,075	3,800
Net decrease in time deposit accounts	(25,618)	(6,935)
Net decrease in short-term borrowings	(31,765)	(80,506)
Proceeds from short term FHLB advances	60,000	40,000
Repayments of short term FHLB advances	(124,000)	(112,000)
Proceeds from other borrowings	4,000	5,000
Repayments of other borrowings	(44,488)	(20,193)
Purchase of treasury stock	(1,780)	(606)
Proceeds from issuance of common stock	832	247
Excess tax benefits on exercised stock options	612	(138)
Dividends paid	(2,261)	(2,049)
NET CASH USED BY FINANCING ACTIVITIES	(74,393)	(173,380)
Net increase (decrease) in cash and cash equivalents	37,861	(36,642)
Cash and cash equivalents at beginning of year	73,871	125,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,732	$88,628
Supplemental disclosures:
Cash paid for income/franchise taxes	$840	$980
Cash paid for interest	$8,545	$9,412
Loans transferred to OREO	$2,371	$3,036
Purchases of securities available for sale, accrued, not paid	$5,149	$—
Stock consideration granted for acquisition	$53,052	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$439,460
Comprehensive income				6,890	12,433		19,323
Cash dividends declared:
Preferred, $2.50 per share				(204)			(204)
Common, $0.10 per share				(1,845)			(1,845)
Purchase of noncontrolling interest							—
Purchase of 23,285 shares of common stock						(606)	(606)
Issuance of 78,177 shares of common stock		56	(531)			584	109
Commitments to issue common stock			1,098				1,098
Balance at March 31, 2014	$81,698	$18,455	$92,199	$269,908	$(4,903)	$(22)	$457,335
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				15,709	3,727		19,436
Cash dividends declared:
Preferred, $2.50 per share				(204)			(204)
Common, $0.10 per share				(2,057)			(2,057)
Purchase of 24,886 shares of common stock						(1,780)	(1,780)
Issuance of 2,098,833 shares of common stock		2,075	50,687			1,734	54,496
Commitments to issue common stock			1,139				1,139
Balance at March 31, 2015	$81,698	$20,586	$147,642	$312,212	$5,255	$(46)	$567,347

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2014, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on March 13, 2015. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2015 and 2014, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2015	2014
Net income attributable to Heartland	$15,709	$6,890
Preferred dividends and discount	(204)	(204)
Net income available to common stockholders	$15,505	$6,686
Weighted average common shares outstanding for basic earnings per share	20,215	18,437
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	278	288
Weighted average common shares for diluted earnings per share	20,493	18,725
Earnings per common share — basic	$0.77	$0.36
Earnings per common share — diluted	$0.76	$0.36
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	95

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 275,334 shares of common stock at March 31, 2015, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit (expense) related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $612,000 and $(138,000) during the three months ended March 31, 2015, and 2014, respectively.

Restricted Stock Units

The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). On January 20, 2015, the Compensation Committee granted time-based RSUs with respect to 78,220 shares of common stock, and on March 11, 2014, the Compensation Committee granted time-based RSUs with respect to 67,190 shares of common stock to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs vest upon a "qualified retirement" (as defined in the RSU agreement), and the retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 39,075 shares of common stock on March 10, 2015, and performance-based RSUs with respect to 32,645 shares of common stock on March 11, 2014, to Heartland executives and subsidiary presidents. These performance-based RSUs vest based first on performance measures tied to Heartland's earnings and loans on December 31, 2015, and December 31, 2014, respectively, and then on time-based vesting conditions. For the grants awarded in 2015, the portion of the RSUs earned based on performance vest on December 31, 2017, and for the grants awarded in 2014, the portion of the RSUs earned based on performance vest on December 31, 2016, subject to employment on the respective vesting dates.

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2015 and March 31, 2014, 300 and 9,000 RSUs, respectively, were granted to directors and new employees.

A summary of the status of the RSUs as of March 31, 2015 and 2014, and changes during the three months ended March 31, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	396,555	$21.48	353,070	$18.48
Granted	117,595	27.87	108,710	27.29
Vested	(126,847)	16.66	(67,024)	15.82
Forfeited	(2,531)	23.82	(2,003)	17.26
Outstanding at March 31	384,772	$25.00	392,753	$21.50

Total compensation costs recorded for RSUs were $1.1 million for both three month periods ended March 31, 2015, and 2014. As of March 31, 2015, there were $4.7 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2015 and 2014. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of March 31, 2015 and 2014, and changes during the three months ended March 31, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	215,851	$23.85	261,936	$23.60
Granted	—	—	—	—
Exercised	(32,400)	20.85	(5,000)	19.13
Forfeited	(1,500)	21.00	(5,500)	26.88
Outstanding at March 31	181,951	$24.37	251,436	$23.62
Options exercisable at March 31	181,951	$24.37	251,436	$26.32

At March 31, 2015, the vested options totaled 181,951 shares with a weighted average exercise price of $24.37 per share and a weighted average remaining contractual life of 1.92 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of March 31, 2015, was $1.5 million. The intrinsic value for the total of all options exercised during the three months ended March 31, 2015, was $382,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $676,000 for the three months ended March 31, 2015, and $96,000 for the three months ended March 31, 2014.

Total compensation costs recorded for options were $0 for both three month periods ended March 31, 2015, and 2014. There are no unrecorded compensation costs related to options at March 31, 2015.

Subsequent Events

Heartland has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q with the SEC. On April 16, 2015, Heartland entered into a definitive merger agreement with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. See Note 2, "Acquisitions," for further details of this acquisition.

Effect of New Financial Accounting Standards

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefit received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014, and should be applied retrospectively to all periods presented. Heartland elected to use the proportional amortization method for equity investments in qualified affordable housing projects that meet the conditions specified in ASU-2014-01. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on the results of operations, financial position, and liquidity.

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." The amendments in ASU 2014-04 clarify that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on the results of operations, financial position, and liquidity. As of March 31, 2015, Heartland had not received possession of any residential real estate properties that meet the disclosure requirements.

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

In August 2014, the FASB issued ASU 2014-14, "Receivables-Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." The amendment clarifies how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. The amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separate from the loan before foreclosure, and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered for the guarantor. This amendment is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted. Heartland adopted this standard on January 1, 2015, and the adoption did not have an impact on the results of operations, financial position, and liquidity.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Debt issuance costs related to a recognized debt liability are to be presented on the balance sheet as a direct reduction from the debt liability, similar to the presentation of debt premiums or discounts. The costs will continue to be amortized to interest expense using the effective interest method. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. Heartland adopted this standard effective March 31, 2015. For the year ended December 31, 2014, $550,000 was reclassified from other assets to other borrowings on the consolidated balance sheet. The adoption of this standard did not have a material impact on the results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

On April 16, 2015, Heartland entered into a definitive merger agreement with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. Under the terms of the agreement, Heartland will acquire Community Bancorporation in an all cash transaction valued at approximately $11.3 million. Simultaneous with the closing of the transaction, Community Bank will be merged into Heartland's New Mexico Bank & Trust subsidiary. As of December 31, 2014, Community Bank had total assets of approximately $181.0 million, including $108.0 million of loans outstanding, and $154.0 million of deposits.

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the terms of the agreement, the aggregate purchase price was based upon 155% of the December 31, 2014 adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. The purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. The transaction included, at fair value, total assets of $509.9 million, including loans of $395.0 million and including deposits of $433.9 million. Simultaneous with the close of the transaction, Community Bank & Trust merged into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

The assets and liabilities of Community Banc-Corp of Sheboygan, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of January 16, 2015:

As of January 16, 2015
Fair value of consideration paid
Common Stock	$53,052
Cash	6
Total consideration paid	53,058
Fair value of assets acquired
Cash and due from banks	7,109
Securities:
Securities available for sale	52,976
Other securities	1,284
Loans held for sale	728
Loans held to maturity	395,007
Premises, furniture and equipment, net	13,954
Other real estate, net	346
Other intangible assets, net	10,295
Other assets	28,155
Total assets	509,854
Fair value of liabilities assumed
Deposits	433,919
Short term borrowings	24,836
Other borrowings	6,097
Other liabilities	7,434
Total liabilities assumed	472,286
Fair value of net assets acquired	37,568
Goodwill resulting from acquisition	$15,490

Heartland recognized goodwill of $15.5 million in conjunction with the acquisition of Community Banc-Corp of Sheboygan, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information: The following pro forma information presents the results of operations for the years ended December 31, 2014 and December 31, 2013, as if the Community Banc-Corp of Sheboygan, Inc. acquisition occurred on January 1, 2013:

(Dollars in thousands, except per share data)	For the Years Ended
	December 31, 2014	December 31, 2013
Net interest income	$220,358	$179,001
Net income	$44,710	$42,105
Basic earnings per share	$2.19	$2.20
Diluted earnings per share	$2.16	$2.17

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with the acquired loans.

Heartland incurred $1.7 million of pre-tax merger related expenses in 2014 and 2015. The merger expenses are reflected on the consolidated statement of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults, and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at acquisition date was $5.8 million.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
U.S. government corporations and agencies	$45,147	$200	$(17)	$45,330
Mortgage-backed securities	1,145,969	17,436	(9,054)	1,154,351
Obligations of states and political subdivisions	143,996	4,179	(153)	148,022
Corporate debt securities	740	—	—	740
Total debt securities	1,335,852	21,815	(9,224)	1,348,443
Equity securities	5,037	57	—	5,094
Total	$1,340,889	$21,872	$(9,224)	$1,353,537
December 31, 2014
U.S. government corporations and agencies	$24,010	$98	$(15)	$24,093
Mortgage-backed securities	1,219,305	11,929	(11,968)	1,219,266
Obligations of states and political subdivisions	148,450	5,304	(328)	153,426
Corporate debt securities	—	—	—	—
Total debt securities	1,391,765	17,331	(12,311)	1,396,785
Equity securities	5,029	54	—	5,083
Total	$1,396,794	$17,385	$(12,311)	$1,401,868

At both March 31, 2015, and December 31, 2014, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Mortgage-backed securities	$5,665	$213	$(754)	$5,124
Obligations of states and political subdivisions	278,365	15,013	(842)	292,536
Total	$284,030	$15,226	$(1,596)	$297,660
December 31, 2014
Mortgage-backed securities	$5,734	$217	$(667)	$5,284
Obligations of states and political subdivisions	278,853	13,576	(945)	291,484
Total	$284,587	$13,793	$(1,612)	$296,768

At March 31, 2015, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $398,000 of non-credit related OTTI. At December 31, 2014, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $422,000 of non-credit related OTTI.

Approximately 91% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,045	$5,084
Due in 1 to 5 years	58,373	58,616
Due in 5 to 10 years	42,873	43,658
Due after 10 years	83,592	86,734
Total debt securities	189,883	194,092
Mortgage-backed securities	1,145,969	1,154,351
Equity securities	5,037	5,094
Total investment securities	$1,340,889	$1,353,537

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,614	$2,685
Due in 1 to 5 years	12,824	13,388
Due in 5 to 10 years	58,448	61,314
Due after 10 years	204,479	215,149
Total debt securities	278,365	292,536
Mortgage-backed securities	5,665	5,124
Total investment securities	$284,030	$297,660

Gross gains and losses realized related to the sales of securities available for sale for the three month periods ended March 31, 2015, and 2014, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$289,466	$355,288
Gross security gains	4,622	2,472
Gross security losses	269	1,691

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2015, and December 31, 2014. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2014, and December 31, 2013, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. government corporations and agencies	$15,042	$(17)	$—	$—	$15,042	$(17)
Mortgage-backed securities	244,994	(7,208)	124,196	(1,846)	369,190	(9,054)
Obligations of states and political subdivisions	6,928	(72)	9,975	(81)	16,903	(153)
Total temporarily impaired securities	$266,964	$(7,297)	$134,171	$(1,927)	$401,135	$(9,224)
December 31, 2014
U.S. government corporations and agencies	$6,042	$(15)	$—	$—	$6,042	$(15)
Mortgage-backed securities	327,363	(7,391)	306,078	(4,577)	633,441	(11,968)
Obligations of states and political subdivisions	886	(6)	20,507	(322)	21,393	(328)
Total temporarily impaired securities	$334,291	$(7,412)	$326,585	$(4,899)	$660,876	$(12,311)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Mortgage-backed securities	$—	$—	$1,944	$(754)	$1,944	$(754)
Obligations of states and political subdivisions	3,605	(392)	16,503	(450)	20,108	(842)
Total temporarily impaired securities	$3,605	$(392)	$18,447	$(1,204)	$22,052	$(1,596)
December 31, 2014
Mortgage-backed securities	$—	$—	$2,761	$(667)	$2,761	$(667)
Obligations of states and political subdivisions	3,172	(422)	29,402	(523)	32,574	(945)
Total temporarily impaired securities	$3,172	$(422)	$32,163	$(1,190)	$35,335	$(1,612)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended March 31, 2015, or December 31, 2014.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended March 31,
	2015	2014
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—
Intent to sell OTTI	—	—
Total recorded as part of gross realized losses	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—
Accretion of non-credit related impairment	(24)	(24)
Total changes to AOCI for non-credit related impairment	(24)	(24)
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)

Heartland has not experienced any OTTI writedowns since the initial impairment charge in 2012.

Included in other securities at March 31, 2015 and December 31, 2014, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco, Seattle, and Topeka at an amortized cost of $12.5 million and $14.3 million, respectively.

NOTE 4: LOANS AND LEASES

Loans and leases as of March 31, 2015, and December 31, 2014, were as follows, in thousands:

	March 31, 2015	December 31, 2014
Loans and leases receivable held to maturity:
Commercial	$1,134,614	$1,036,080
Commercial real estate	1,932,701	1,707,060
Agricultural and agricultural real estate	411,732	423,827
Residential real estate	413,938	380,341
Consumer	351,981	330,555
Gross loans and leases receivable held to maturity	4,244,966	3,877,863
Unearned discount	(85)	(90)
Deferred loan fees	(1,192)	(1,028)
Total net loans and leases receivable held to maturity	4,243,689	3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	54
Agricultural and agricultural real estate	—	—
Residential real estate	—	1,204
Consumer	—	—
Total loans covered under loss share agreements	—	1,258
Allowance for loan and lease losses	(41,854)	(41,449)
Loans and leases receivable, net	$4,201,835	$3,836,554

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

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprise approximately 21% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at March 31, 2015, and December 31, 2014, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2015.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2015
Commercial	$205	$11,483	$11,688	$3,566	$1,131,048	$1,134,614
Commercial real estate	466	16,169	16,635	35,872	1,896,829	1,932,701
Agricultural and agricultural real estate	49	3,167	3,216	4,989	406,743	411,732
Residential real estate	491	3,254	3,745	10,401	403,537	413,938
Consumer	723	5,847	6,570	4,713	347,268	351,981
Total	$1,934	$39,920	$41,854	$59,541	$4,185,425	$4,244,966
December 31, 2014
Commercial	$754	$11,155	$11,909	$4,526	$1,031,554	$1,036,080
Commercial real estate	636	15,262	15,898	35,771	1,671,289	1,707,060
Agricultural and agricultural real estate	52	3,243	3,295	5,049	418,778	423,827
Residential real estate	442	3,299	3,741	10,235	370,106	380,341
Consumer	813	5,793	6,606	6,143	324,412	330,555
Total	$2,697	$38,752	$41,449	$61,724	$3,816,139	$3,877,863

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at March 31, 2015, and December 31, 2014, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2015, and December 31, 2014.

	March 31, 2015	December 31, 2014
Nonaccrual loans	$26,501	$24,205
Nonaccrual troubled debt restructured loans	522	865
Total nonaccrual loans	$27,023	$25,070
Accruing loans past due 90 days or more	$9	$—
Performing troubled debt restructured loans	$10,904	$12,133

The following table provides information on troubled debt restructured loans that were modified during the three months ended March 31, 2015, and March 31, 2014, dollars in thousands:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	1	3,992	3,992	1	368	368
Total commercial and commercial real estate	1	3,992	3,992	1	368	368
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$3,992	$3,992	1	$368	$368

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At March 31, 2015, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

There were no troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2015, and March 31, 2014, that had been modified during the twelve month period prior to the default.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2015, Heartland had one loan classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at March 31, 2015, and December 31, 2014, in thousands:

	Pass	Nonpass	Total
March 31, 2015
Commercial	$1,025,159	$109,455	$1,134,614
Commercial real estate	1,774,036	158,665	1,932,701
Total commercial and commercial real estate	2,799,195	268,120	3,067,315
Agricultural and agricultural real estate	389,296	22,436	411,732
Residential real estate	394,534	19,404	413,938
Consumer	343,674	8,307	351,981
Total gross loans and leases receivable held to maturity	$3,926,699	$318,267	$4,244,966
December 31, 2014
Commercial	$939,717	$96,363	$1,036,080
Commercial real estate	1,567,711	139,349	1,707,060
Total commercial and commercial real estate	2,507,428	235,712	2,743,140
Agricultural and agricultural real estate	402,883	20,944	423,827
Residential real estate	361,325	19,016	380,341
Consumer	321,114	9,441	330,555
Total gross loans and leases receivable held to maturity	$3,592,750	$285,113	$3,877,863

The nonpass category in the table above is comprised of approximately 68% special mention, 32% substandard and less than 1% doubtful as of March 31, 2015. The percent of nonpass loans on nonaccrual status as of March 31, 2015, was 8%. As of December 31, 2014, the nonpass category in the table above was comprised of approximately 66% special mention and 34% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2014, was 9%. Loans delinquent 30 to 89 days as a percent of total loans were 0.42% at March 31, 2015, compared to 0.21% at December 31, 2014. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at March 31, 2015, and December 31, 2014, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2015
Commercial	$1,485	$729	$—	$2,214	$1,131,303	$1,097	$1,134,614
Commercial real estate	9,336	1,177	—	10,513	1,907,619	14,569	1,932,701
Total commercial and commercial real estate	10,821	1,906	—	12,727	3,038,922	15,666	3,067,315
Agricultural and agricultural real estate	569	129	9	707	409,658	1,367	411,732
Residential real estate	1,483	139	—	1,622	404,861	7,455	413,938
Consumer	2,246	502	—	2,748	346,698	2,535	351,981
Total gross loans and leases receivable held to maturity	$15,119	$2,676	$9	$17,804	$4,200,139	$27,023	$4,244,966
December 31, 2014
Commercial	$980	$48	$—	$1,028	$1,032,707	$2,345	$1,036,080
Commercial real estate	1,788	111	—	1,899	1,693,554	11,607	1,707,060
Total commercial and commercial real estate	2,768	159	—	2,927	2,726,261	13,952	2,743,140
Agricultural and agricultural real estate	119	50	—	169	422,219	1,439	423,827
Residential real estate	1,037	445	—	1,482	371,982	6,877	380,341
Consumer	2,382	1,366	—	3,748	324,005	2,802	330,555
Total gross loans and leases receivable held to maturity	$6,306	$2,020	$—	$8,326	$3,844,467	$25,070	$3,877,863

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at March 31, 2015, and December 31, 2014; the outstanding loan balance recorded on the consolidated balance sheets at March 31, 2015, and December 31, 2014; any related allowance recorded for those loans as of March 31, 2015, and December 31, 2014; the average outstanding loan balance recorded on the consolidated balance sheets during the three months ended March 31, 2015, and year ended December 31, 2014; and the interest income recognized on the impaired loans during the three months ended March 31, 2015, and year ended December 31, 2014, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
March 31, 2015
Impaired loans with a related allowance:
Commercial	$307	$273	$205	$520	$3
Commercial real estate	1,973	1,484	466	3,279	6
Total commercial and commercial real estate	2,280	1,757	671	3,799	9
Agricultural and agricultural real estate	3,276	3,276	49	3,291	41
Residential real estate	2,749	2,581	491	2,674	4
Consumer	2,483	2,483	723	2,620	5
Total loans held to maturity	$10,788	$10,097	$1,934	$12,384	$59
Impaired loans without a related allowance:
Commercial	$4,022	$3,293	$—	$3,584	$33
Commercial real estate	42,421	34,388	—	23,997	292
Total commercial and commercial real estate	46,443	37,681	—	27,581	325
Agricultural and agricultural real estate	3,692	1,713	—	1,588	3
Residential real estate	7,861	7,820	—	7,726	58
Consumer	2,237	2,230	—	3,011	11
Total loans held to maturity	$60,233	$49,444	$—	$39,906	$397
Total impaired loans held to maturity:
Commercial	$4,329	$3,566	$205	$4,104	$36
Commercial real estate	44,394	35,872	466	27,276	298
Total commercial and commercial real estate	48,723	39,438	671	31,380	334
Agricultural and agricultural real estate	6,968	4,989	49	4,879	44
Residential real estate	10,610	10,401	491	10,400	62
Consumer	4,720	4,713	723	5,631	16
Total impaired loans held to maturity	$71,021	$59,541	$1,934	$52,290	$456

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2014
Impaired loans with a related allowance:
Commercial	$780	$780	$754	$5,594	$19
Commercial real estate	7,356	7,322	636	5,931	303
Total commercial and commercial real estate	8,136	8,102	1,390	11,525	322
Agricultural and agricultural real estate	3,317	3,317	52	3,966	104
Residential real estate	2,412	2,244	442	3,398	12
Consumer	2,799	2,799	813	4,053	19
Total loans held to maturity	$16,664	$16,462	$2,697	$22,942	$457
Impaired loans without a related allowance:
Commercial	$4,913	$3,746	$—	$3,499	$101
Commercial real estate	32,708	28,449	—	24,522	1,172
Total commercial and commercial real estate	37,621	32,195	—	28,021	1,273
Agricultural and agricultural real estate	3,961	1,732	—	3,308	13
Residential real estate	8,200	7,991	—	6,267	110
Consumer	3,350	3,344	—	1,870	127
Total loans held to maturity	$53,132	$45,262	$—	$39,466	$1,523
Total impaired loans held to maturity:
Commercial	$5,693	$4,526	$754	$9,093	$120
Commercial real estate	40,064	35,771	636	30,453	1,475
Total commercial and commercial real estate	45,757	40,297	1,390	39,546	1,595
Agricultural and agricultural real estate	7,278	5,049	52	7,274	117
Residential real estate	10,612	10,235	442	9,665	122
Consumer	6,149	6,143	813	5,923	146
Total impaired loans held to maturity	$69,796	$61,724	$2,697	$62,408	$1,980

On January 16, 2015, Heartland acquired Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. As of January 16, 2015, Community Bank & Trust had loans of $413.4 million, and the estimated fair value of the loans acquired was $395.0 million.

The Community Banc-Corp of Sheboygan, Inc. acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination, which include loans purchased in the Community Bank & Trust acquisition, are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the loans acquired with the acquisition of Community Bank & Trust at March 31, 2015 consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$—	$123,442	$123,442
Commercial real estate	8,055	191,297	199,352
Agricultural and agricultural real estate	—	3,124	3,124
Residential real estate	—	24,299	24,299
Consumer loans	—	21,125	21,125
Total Loans	$8,055	$363,287	$371,342

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $12.9 million and the estimated fair value of the loans was $8.2 million. At March 31, 2015, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was no allowance for loan and lease losses related to these ASC 310-30 loans at March 31, 2015.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisition was $400.0 million and the estimated fair value of the loans was $386.8 million.

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

At the date of acquisition, the acquired loans and other real estate owned were covered by a loss share agreement for non-residential loans and a loss share agreement for residential real estate. Effective October 1, 2014, loans subject to the non-residential loss sharing agreement with the FDIC were no longer covered by loss sharing agreements. The remaining residential real estate loans covered under the loss share agreement are not material at March 31, 2015.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2015, and March 31, 2014, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$—	$41,449
Charge-offs	(274)	(333)	(276)	(58)	(1,063)	—	(2,004)
Recoveries	320	126	22	37	233	—	738
Provision	(267)	944	175	25	794	—	1,671
Balance at March 31, 2015	$11,688	$16,635	$3,216	$3,745	$6,570	$—	$41,854

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(6,917)	(923)	(1,511)	(149)	(1,158)	—	(10,658)
Recoveries	199	780	2	26	208	—	1,215
Provision	5,252	(999)	1,088	74	604	312	6,331
Balance at March 31, 2014	$11,633	$13,010	$2,571	$3,671	$7,376	$312	$38,573

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $51.1 million at March 31, 2015, and $35.6 million December 31, 2014. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Heartland recorded $15.5 million of goodwill in connection with the acquisition of Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust, based in Sheboygan, Wisconsin on January 16, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $6.0 million that are expected to be amortized over a period of 10 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes. In addition, Heartland recognized commercial servicing rights of $4.3 million that are expected to be amortized over a period of 10 years.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2015, and December 31, 2014, are presented in the table below, in thousands:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$27,109	$13,145	$13,964	$21,069	$12,525	$8,544
Mortgage servicing rights	38,893	13,398	25,495	37,825	12,841	24,984
Customer relationship intangible	1,177	784	393	1,177	773	404
Commercial servicing rights	4,387	215	4,172	—	—	—
Total	$71,566	$27,542	$44,024	$60,071	$26,139	$33,932

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Nine months ending December 31, 2015	$2,078	$6,480	$32	$641	$9,231
Year ending December 31,
2016	2,467	4,754	41	828	8,090
2017	2,180	4,075	40	776	7,071
2018	1,925	3,396	39	672	6,032
2019	1,667	2,716	38	519	4,940
2020	1,423	2,037	37	318	3,815
Thereafter	2,224	2,037	166	418	4,845

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2015. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.58 billion and $3.50 billion as of March 31, 2015, and December 31, 2014, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $34.5 million at March 31, 2015, and $34.2 million at December 31, 2014.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both March 31, 2015, and December 31, 2014, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 11.66% and 11.40% for the March 31, 2015 and December 31, 2014, valuations, respectively. The discount rate was 9.21% and 9.20% for the March 31, 2015 and December 31, 2014, valuations, respectively. The average capitalization rate for the first three months of 2015 ranged from 0.75 to 1.30 basis points compared to 0.75 and 1.39 basis points for 2014. Fees collected for the servicing of mortgage loans for others were $2.5 million and $2.1 million for the three months ended March 31, 2015, and March 31, 2014, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three month period ended March 31, 2015 and 2014:

	2015	2014
Balance at January 1	$24,984	$21,788
Originations	2,686	1,435
Amortization	(2,175)	(1,079)
Balance at March 31	$25,495	$22,144
Fair value of mortgage servicing rights	$34,492	$32,032
Mortgage servicing rights, net to servicing portfolio	0.71%	0.71%

Heartland's commercial servicing rights portfolio was acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. The commercial servicing portfolio is comprised of loans serviced for the Small Business Administration and United States Department of Agriculture, which totaled $145.1 million. Fees collected for the servicing of commercial loans for others were $149,000. The fair value of Heartland's commercial servicing rights was estimated at $4.4 million as of March 31, 2015.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three month period ended March 31, 2015 and 2014:

	2015	2014
Balance at January 1	$—	$—
Acquired	4,255	—
Originations	132	—
Amortization	(215)	—
Balance at March 31	$4,172	$—

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for individual grouping to the extent that fair value is less than carrying amount. At March 31, 2015, no valuation allowance was recorded.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, and forward sales of mortgage securities. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with large, stable financial institutions. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815. In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $5.2 million and $5.3 million of cash as collateral at March 31, 2015, and December 31, 2014, respectively. Heartland's counterparties were required to pledge $0 at both March 31, 2015, and December 31, 2014, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2015, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $564,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.3 million.

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

Heartland entered into three forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $16.2 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $81.2 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.
During the first quarter of 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which will convert from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture. The effective date of the interest rate swap transaction is June 15, 2017, and Heartland Statutory Trust VI will effectively remain at a fixed interest rate. The forward-starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap is effective on March 1, 2017 and will replace the current interest rate swap related to Heartland Statutory Trust VII upon its expiration on March 1, 2017.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2015, and December 31, 2014, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2015
Interest rate swap	$10,020	$(209)	Other Liabilities	2.926%	5.140%	04/20/2016
Interest rate swap	25,000	(910)	Other Liabilities	0.271%	2.255%	03/17/2021
Interest rate swap	20,000	(1,001)	Other Liabilities	0.262%	3.220%	03/01/2017
Interest rate swap	20,000	(1,932)	Other Liabilities	0.254%	3.355%	01/07/2020
Interest rate swap	10,000	(143)	Other Liabilities	0.269%	1.674%	03/26/2019
Interest rate swap	10,000	(141)	Other Liabilities	0.271%	1.658%	03/18/2019
Interest rate swap	20,000	(93)	Other Liabilities	1.632%	2.390%	06/15/2024
Interest rate swap	20,000	(107)	Other Liabilities	1.474%	2.352%	03/01/2024
December 31, 2014
Interest rate swap	$10,369	$(248)	Other Liabilities	2.915%	5.140%	04/20/2016
Interest rate swap	25,000	(534)	Other Liabilities	0.243%	2.255%	03/17/2021
Interest rate swap	20,000	(1,046)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,748)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	(35)	Other Liabilities	0.255%	1.674%	03/26/2019
Interest rate swap	10,000	(35)	Other Liabilities	0.243%	1.658%	03/18/2019

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three months ended March 31, 2015, and March 31, 2014, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2015
Interest rate swap	$39	Interest Expense	$(57)	Other Income	$—
Interest rate swap	(376)	Interest Expense	(126)	Other Income	—
Interest rate swap	45	Interest Expense	(151)	Other Income	—
Interest rate swap	(184)	Interest Expense	(160)	Other Income	—
Interest rate swap	(108)	Interest Expense	(35)	Other Income	—
Interest rate swap	(106)	Interest Expense	(35)	Other Income	—
Interest rate swap	(93)	Interest Expense	—	Other Income	—
Interest rate swap	(107)	Interest Expense	—	Other Income	—
Three Months Ended March 31, 2014
Interest rate swap	$51	Interest Expense	$(65)	Other Income	$—
Interest rate swap	146	Interest Expense	(146)	Other Income	—
Interest rate swap	62	Interest Expense	—	Other Income	—
Interest rate swap	114	Interest Expense	(151)	Other Income	—
Interest rate swap	(81)	Interest Expense	(159)	Other Income	—
Interest rate swap	45	Interest Expense	—	Other Income	—
Interest rate swap	45	Interest Expense	—	Other Income	—

Mortgage Derivatives

Heartland also has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of net gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at March 31, 2015, and December 31, 2014, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2015
Interest rate lock commitments (mortgage)	Other Assets	$208,915	$6,875
Forward commitments	Other Assets	115,352	404
Forward commitments	Other Liabilities	331,161	(1,873)
December 31, 2014
Interest rate lock commitments (mortgage)	Other Assets	$74,863	$2,496
Forward commitments	Other Assets	88,484	275
Forward commitments	Other Liabilities	218,337	(1,619)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three months ended March 31, 2015, and March 31, 2014, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
Three Months Ended March 31, 2015
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$5,544
Forward commitments	Net gains on sale of loans held for sale	(125)
Three Months Ended March 31, 2014
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,882
Forward commitments	Net gains on sale of loans held for sale	(1,142)

NOTE 8: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights, commercial servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consist primarily of Z-TRANCHE mortgage-backed securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans that have been sold to Small Business Administration and United States Department of Agriculture with servicing retained. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, and December 31, 2014, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$45,330	$530	$44,800	$—
Mortgage-backed securities	1,154,351	—	1,149,268	5,083
Obligations of states and political subdivisions	148,022	—	148,022	—
Corporate debt securities	740	—	—	740
Equity securities	5,094	—	5,094	—
Derivative financial instruments	—	—	—	—
Interest rate lock commitments	6,875	—	—	6,875
Forward commitments	404	—	404	—
Total assets at fair value	$1,360,816	$530	$1,347,588	$12,698
Liabilities
Derivative financial instruments	$4,536	$—	$4,536	$—
Forward commitments	1,873	—	1,873	—
Total liabilities at fair value	$6,409	$—	$6,409	$—
December 31, 2014
Assets
Securities available for sale
U.S. government corporations and agencies	$24,093	$2,529	$21,564	$—
Mortgage-backed securities	1,219,266	—	1,214,319	4,947
Obligations of states and political subdivisions	153,426	—	153,426	—
Corporate debt securities	—	—	—	—
Equity securities	5,083	—	5,083	—
Interest rate lock commitments	2,496	—	—	2,496
Forward commitments	275	—	275	—
Total assets at fair value	$1,404,639	$2,529	$1,394,667	$7,443
Liabilities
Derivative financial instruments	$3,646	$—	$3,646	$—
Forward commitments	1,619	—	1,619	—
Total liabilities at fair value	$5,265	$—	$5,265	$—

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$68	$—	$—	$68	$—
Commercial real estate	6,285	—	—	6,285	78
Agricultural and agricultural real estate	276	—	—	276	276
Residential real estate	2,474	—	—	2,474	—
Consumer	1,760	—	—	1,760	—
Total collateral dependent impaired loans	$10,863	$—	$—	$10,863	$354
Other real estate owned	$19,097	$—	$—	$19,097	$361

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,033	$—	$—	$1,033	$659
Commercial real estate	12,584	—	—	12,584	492
Agricultural and agricultural real estate	552	—	—	552	2,229
Residential real estate	3,173	—	—	3,173	—
Consumer	2,003	—	—	2,003	22
Total collateral dependent impaired loans	$19,345	$—	$—	$19,345	$3,402
Other real estate owned	$19,016	$—	$—	$19,016	$1,938

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$5,083	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	17.30 - 36.76% (30.07%)
			Actual deferrals	5.84 - 27.13% (17.35%)
Corporate debt securities	740	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	6,875	Discounted cash flows	Closing ratio	(2)
Collateral dependent impaired loans:
Commercial	68	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	6,285	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	276	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,474	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,760	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)
Other real estate owned	19,097	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at March 31, 2015 was 83%.

(3) Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered included age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing range would not be meaningful.

	Fair Value at 12/31/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,947	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	15.60 - 30.60% (24.50%)
			Actual deferrals	7.20 - 17.30% (12.90%)
Corporate debt securities	—	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	2,496	Discounted cash flows	Closing ratio	(2)
Collateral dependent impaired loans:
Commercial	1,033	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	12,584	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	552	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,173	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	2,003	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)
Other real estate owned	19,016	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at December 31, 2014 was 84%.

(3) Third party appraisals are obtained as to the value of the underlying asset, but disclosure of this information would not provide meaningful information, as the range will vary widely from loan to loan. Types of discounts considered included age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, thus providing range would not be meaningful.

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis is summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$4,947	$3,298
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	239	1,783
Purchases, sales and settlements:
Purchases	6	—
Sales	—	—
Settlements	(109)	(134)
Balance at period end	$5,083	$4,947

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$—	$—
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	740	—
Sales	—	—
Settlements	—	—
Balance at period end	$740	$—

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$2,496	$1,809
Total gains (losses) included in earnings	5,544	2,422
Issuances	1,135	2,038
Settlements	(2,300)	(3,773)
Balance at period end	$6,875	$2,496

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2015, and December 31, 2014, were $6.9 million and $2.5 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2015, and December 31, 2014, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$111,732	$111,732	$111,732	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Available for sale	1,353,537	1,353,537	530	1,347,184	5,823
Held to maturity	284,030	297,660	—	297,660	—
Other investments	18,297	18,297	—	18,062	235
Loans held for sale	105,670	105,670	—	105,670	—
Loans, net:
Commercial	1,122,604	1,095,511	—	1,095,443	68
Commercial real estate	1,915,520	1,934,635	—	1,928,350	6,285
Agricultural and agricultural real estate	409,561	412,624	—	412,348	276
Residential real estate	408,808	400,397	—	397,923	2,474
Consumer	345,342	350,993	—	349,233	1,760
Total Loans, net	4,201,835	4,194,160	—	4,183,297	10,863
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	6,875	6,875	—	—	6,875
Forward commitments	404	404	—	404	—
Financial liabilities:
Deposits
Demand deposits	1,515,004	1,515,004	—	1,515,004	—
Savings deposits	2,863,744	2,863,744	—	2,863,744	—
Time deposits	887,650	887,650	—	887,650	—
Short term borrowings	259,335	259,335	—	259,335	—
Other borrowings	361,300	364,534	—	364,534	—
Derivative financial instruments	4,536	4,536	—	4,536	—
Forward commitments	1,873	1,873	—	1,873	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,871	$73,871	$73,871	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Available for sale	1,401,868	1,401,868	2,529	1,394,392	4,947
Held to maturity	284,587	296,768	—	296,768	—
Other investments	20,498	20,498	—	20,263	235
Loans held for sale	70,514	70,514	—	70,514	—
Loans, net:
Commercial	1,024,065	1,009,802	—	1,008,769	1,033
Commercial real estate	1,690,899	1,699,722	—	1,687,138	12,584
Agricultural and agricultural real estate	420,623	423,968	—	423,416	552
Residential real estate	377,094	370,178	—	367,005	3,173
Consumer	323,873	330,211	—	328,208	2,003
Total Loans, net	3,836,554	3,833,881	—	3,814,536	19,345
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	2,496	2,496	—	—	2,496
Forward commitments	275	275	—	275	—
Financial liabilities:
Deposits
Demand deposits	1,295,193	1,295,193	—	1,295,193	—
Savings deposits	2,687,493	2,687,493	—	2,687,493	—
Time deposits	785,336	785,336	—	785,336	—
Short term borrowings	330,264	330,264	—	330,264	—
Other borrowings	396,255	401,978	—	401,978	—
Derivative financial instruments	3,646	3,646	—	3,646	—
Forward commitments	1,619	1,619	—	1,619	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three month period ended March 31, 2015, and 2014, in thousands.

	Three Months Ended March 31,
	2015			2014
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$52,889	$1,041	$53,930	$47,855	$757	$48,612
Provision for loan losses	1,671	—	1,671	6,331	—	6,331
Total noninterest income	17,061	13,602	30,663	11,526	7,324	18,850
Total noninterest expense	47,459	12,155	59,614	42,337	10,201	52,538
Income (loss) before taxes	$20,820	$2,488	$23,308	$10,713	$(2,120)	$8,593
Average Loans, for the period	$4,189,966	$77,627	$4,267,593	$3,528,356	$42,771	$3,571,127
Segment Assets, at period end	$6,365,682	$140,594	$6,506,276	$5,669,302	$77,590	$5,746,892

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including information incorporated by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2014. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2014.

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and net gains on sale of loans held for sale, also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders was $15.5 million, or $0.76 per diluted common share, for the quarter ended March 31, 2015, compared to $6.7 million, or $0.36 per diluted common share, for the first quarter of 2014. Return on average common equity was 13.58% and return on average assets was 0.97% for the first quarter of 2015, compared to 7.41% and 0.47%, respectively, for the same quarter in 2014.

Positively affecting net income for the quarter were increases of $5.3 million in net interest income, $3.6 million in securities gains, $7.3 million in net gains on sale of loans held for sale and a $4.6 million reduction in provision for loan and lease losses. These improvements were partially offset by a $7.1 million increase in noninterest expense, with the most significant increases occurring in the categories of salaries and employee benefits, professional fees and other noninterest expenses.

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin, in an all stock transaction. Simultaneous with the closing, Community Bank & Trust was merged into Heartland's Wisconsin Bank & Trust subsidiary.

Total assets were $6.51 billion at March 31, 2015, an increase of $454.5 million or 7% since year-end 2014. At acquisition date, total assets of Community Banc-Corp of Sheboygan, Inc., at fair value, were $525.3 million.

Total loans and leases held to maturity were $4.24 billion at March 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $366.9 million or 9%. Included in the loan growth for the first quarter of 2015 were $395.0 million acquired in the

Community Banc-Corp of Sheboygan, Inc. merger. Exclusive of this acquisition, total loans and leases held to maturity decreased $28.1 million or 1%.

Total deposits were $5.27 billion as of March 31, 2015, compared to $4.77 billion at year-end 2014, an increase of $498.4 million or 10%, with $434.0 million attributable to the Community Banc-Corp of Sheboygan, Inc. acquisition. Exclusive of the acquisition, total deposits increased $64.4 million or 1%.

Common stockholders' equity was $485.6 million at March 31, 2015, compared to $414.6 million at year-end 2014. Book value per common share was $23.59 at March 31, 2015, compared to $22.40 at year-end 2014. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $7.8 million at March 31, 2015, compared to $3.6 million at December 31, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.90% during the first quarter of 2015 compared to 3.94% during the fourth quarter of 2014 and 3.92% during the first quarter of 2014. Heartland's success in maintaining net interest margin above many of its peers is the result of continuous price discipline on both sides of the balance sheet.

Interest income increased $5.8 million or 10% to $63.1 million in the first quarter of 2015 from the $57.3 million recorded in the first quarter of 2014. After adjustment to add $2.4 million in both the first quarter of 2015 and the first quarter of 2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the first quarter of 2015 was $65.5 million compared to $59.6 million in the first quarter of 2014. The increase in interest income in the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to an increase in average earning assets, which increased $578.9 million or 11% during the first quarter of 2015 compared to the first quarter of 2014, with approximately $375.0 million attributable to the acquisition completed during the first quarter of 2015 and the remainder attributable primarily to loan growth experienced during the last three quarters of 2014. Also contributing to the increase in interest income during the first quarter of 2015 compared to the first quarter of 2014 was a change in the composition of average earning assets from lower-yielding investments to higher-yielding loans. The percentage of average net loans and leases to total earning assets was 72% during the first quarter of 2015 compared to 67% during the first quarter of 2014.

Interest expense for the first quarter of 2015 was $9.2 million, an increase of $510,000 or 6% from $8.7 million in the first quarter of 2014. Average interest bearing liabilities increased $308.5 million or 8% for the quarter ended March 31, 2015, as compared to the same quarter in 2014, while the average interest rate paid on Heartland's interest bearing liabilities declined 1 basis point from 0.86% in the first quarter of 2014 to 0.85% in the first quarter of 2015. When compared to the fourth quarter of 2014, the average interest rate paid on Heartland's interest bearing liabilities increased from 0.79% to 0.85%, primarily as a result of the average interest rate paid on other borrowings going from 4.48% during the fourth quarter of 2014 to 4.97% during the first quarter of 2015 as result of the $75.0 million subordinated notes issued on December 17, 2014, at a fixed rate of 5.75%. As a result of continued focus on reducing deposit costs, the average interest rate paid on savings deposits was 0.26% during the first quarter of 2015 compared to 0.28% during the fourth quarter of 2014 and 0.33% during the first quarter of 2014 and the average interest rate paid on time deposits was 1.09% during both the first quarter of 2015 and the fourth quarter of 2014 compared to 1.21% during the first quarter of 2014. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is limited flexibility to pay lower rates on these deposits in the future. The greatest potential for a reduction in funding costs resides in Heartland's wholesale borrowings portfolio with approximately $90 million of long-term FHLB advances and structured wholesale repurchase agreements maturing next quarter at an average blended interest rate of approximately 2.15%. In addition, Heartland redeemed $20.0 million of its 8.25% fixed rate trust preferred securities on March 31, 2015.

Net interest income increased $5.3 million or 11% to $53.9 million in the first quarter of 2015 from the $48.6 million recorded in the first quarter of 2014. Net interest income on a tax-equivalent basis totaled $56.3 million during the first quarter of 2015, an increase of $5.3 million or 10% from the $51.0 million recorded during the first quarter of 2014. Net interest income in dollars has increased steadily for each of the last six quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 35% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 58% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Three Months Ended March 31, 2015 and 2014
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,283,509	$7,132	2.25%	$1,298,930	$7,761	2.42%
Nontaxable(1)	331,339	4,486	5.49	443,120	4,803	4.40
Total securities	1,614,848	11,618	2.92	1,742,050	12,564	2.92
Interest bearing deposits	9,194	4	0.18	6,417	7	0.44
Federal funds sold	7,617	1	0.05	809	—	—
Loans and leases:(2)
Commercial and commercial real estate(1)	3,023,204	35,875	4.81	2,500,341	30,311	4.92
Residential mortgage	478,948	4,883	4.13	400,194	4,352	4.41
Agricultural and agricultural real estate(1)	418,251	5,030	4.88	374,188	4,738	5.14
Consumer	347,190	6,888	8.05	296,404	6,186	8.46
Fees on loans	—	1,196	—	—	1,489	—
Less: allowance for loan and lease losses	(42,048)	—	—	(42,072)	—	—
Net loans and leases	4,225,545	53,872	5.17	3,529,055	47,076	5.41
Total earning assets	5,857,204	65,495	4.53%	5,278,331	59,647	4.58%
Nonearning assets	597,067			492,019
Total assets	$6,454,271			$5,770,350
Interest Bearing Liabilities
Savings	$2,830,961	$1,795	0.26%	$2,538,418	$2,062	0.33%
Time, $100,000 and over	344,360	838	0.99	340,344	875	1.04
Other time deposits	536,170	1,539	1.16	566,998	1,841	1.32
Short-term borrowings	294,756	198	0.27	306,070	226	0.30
Other borrowings	391,937	4,802	4.97	337,861	3,658	4.39
Total interest bearing liabilities	4,398,184	9,172	0.85%	4,089,691	8,662	0.86%
Noninterest bearing liabilities
Noninterest bearing deposits	1,450,291			1,187,432
Accrued interest and other liabilities	61,050			45,640
Total noninterest bearing liabilities	1,511,341			1,233,072
Stockholders' Equity	544,746			447,587
Total Liabilities and Stockholders' Equity	$6,454,271			$5,770,350
Net interest income(1)		$56,323			$50,985
Net interest spread(1)			3.68%			3.72%
Net interest income to total earning assets(1)			3.90%			3.92%
Interest bearing liabilities to earning assets	75.09%			77.48%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $1.7 million for the first quarter of 2015 compared to $6.3 million for the first quarter of 2014. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge off on a single large credit.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of March 31, 2015, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The table below shows Heartland's noninterest income for the three months ended March 31, 2015 and 2014, in thousands:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Service charges and fees	$5,404	$4,896	$508	10%
Loan servicing income	1,041	1,511	(470)	(31)
Trust fees	3,631	3,210	421	13
Brokerage and insurance commissions	1,087	1,123	(36)	(3)
Securities gains, net	4,353	781	3,572	457
Gain (loss) on trading account securities, net	—	(38)	38	100
Net gains on sale of loans held for sale	13,742	6,379	7,363	115
Income on bank owned life insurance	524	363	161	44
Other noninterest income	881	625	256	41
Total noninterest income	$30,663	$18,850	$11,813	63%

Noninterest income totaled $30.7 million during the first quarter of 2015 compared to $18.9 million during the first quarter of 2014, an increase of $11.8 million or 63%, primarily due to a $3.6 million increase in securities gains and a $7.3 million increase in net gains on sale of loans held for sale. The Community Bank & Trust acquisition completed during the first quarter of 2015 contributed approximately $1.6 million to noninterest income.

Service charges and fees increased $508,000 or 10% during the quarters under comparison, with approximately $465,000 attributable to the service charges and fees collected at the newly acquired Community Bank & Trust locations. Service charges on checking and savings accounts recorded during the first quarter of 2015 were $1.5 million compared to $1.3 million during the first quarter of 2014, an increase of $197,000 or 16%, with $130,000 attributable to the Community Bank & Trust locations. Overdraft fees were $1.6 million during the first quarter of 2015 compared to $1.4 million during the first quarter of 2014, an increase of $160,000 or 11%, with the Community Bank & Trust locations contributing $211,000 to these fees for the first quarter of 2015. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $1.9 million during the first quarter of 2015 compared to $1.7 million during the first quarter of 2014, an increase of $223,000 or 14%. Fees associated with credit card services were $365,000 during the first quarter of 2015 compared to $492,000 during the first quarter of 2014, a decrease of $127,000 or 26%, primarily due to reduced income associated with merchant credit card processing services. Consistent with the handling of such services at the other Heartland subsidiary banks, Morrill & Janes Bank and Trust Company sold its merchant credit card processing servicing portfolio in December 2014.

Loan servicing income totaled $1.0 million during the first quarter of 2015 compared to $1.5 million during the first quarter of 2014. Loan servicing income includes the fees collected for the servicing of mortgage loans primarily for government sponsored entities, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of mortgage loans. Fees collected for the servicing of mortgage loans primarily for government sponsored entities were $2.5 million during the first quarter of 2015 compared to $2.1 million during the first quarter of 2014, an increase of $428,000 or 21%. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $3.58 billion at March 31, 2015, compared to $3.11 billion at March 31, 2014. Also included in loan servicing income is the amortization of mortgage servicing rights, which was $2.2 million during the first quarter of 2015 compared to $1.1 million during the first quarter of 2014, an increase of $1.1 million or 102%, reflective of higher prepayments in the serviced mortgage loans portfolio during the first quarter of 2015.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Mortgage Servicing Fees	$2,495	$2,396	$2,225	$2,119	$2,067
Mortgage Servicing Rights Amortization	(2,175)	(1,643)	(1,424)	(1,276)	(1,079)
Total Residential Mortgage Loan Servicing Income	$320	$753	$801	$843	$988
Net Gains On Sale of Residential Mortgage Loans	$13,602	$7,384	$8,260	$8,583	$6,341
Total Residential Mortgage Loan Applications	$647,487	$383,845	$445,039	$460,533	$316,829
Residential Mortgage Loans Originated	$319,581	$293,268	$312,428	$277,895	$175,249
Residential Mortgage Loans Sold	$268,786	$281,250	$283,677	$208,429	$149,993
Residential Mortgage Loan Servicing Portfolio	$3,578,409	$3,498,724	$3,362,717	$3,198,510	$3,107,589
Net gains on sale of loans held for sale totaled $13.7 million during the first quarter of 2015 compared to $6.4 million during the first quarter of 2014, an increase of $7.3 million or 115%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. This increase was related to the decreasing interest rate environment in the first quarter of 2015 that encouraged mortgage loan refinancing, as opposed to a higher interest rate environment in the first quarter of 2014. As a result, mortgage loan applications were $647.5 million in the first quarter of 2015 compared to $316.8 million in the first quarter of 2014, an increase of $330.7 million or 104%. The volume of mortgage loans sold totaled $268.8 million during the first quarter of 2015, a 79% increase from the $150.0 million sold during the first quarter of 2014.

Trust fees increased $421,000 or 13% during the first quarter of 2015 compared to the same quarter in 2014. A large portion of trust fees are based upon the market value of the trust assets under management, which was $2.06 billion at March 31, 2015, compared to $1.74 billion at March 31, 2014. Those values fluctuate throughout the year as market conditions improve or decline.

Net securities gains totaled $4.4 million during the first quarter of 2015 compared to $781,000 during the first quarter of 2014, an increase of $3.6 million or 457%. This increase was related to the low interest rate environment during the first quarter of 2015 that encouraged rebalancing of the securities portfolio, as opposed to an the flat or moderately increasing interest rate environment that existed during the first three months of 2014.

Income on bank owned life insurance was $524,000 during the first three months of 2015 compared to $363,000 during the first three months of 2014, an increase of $161,000 or 44%, with $109,000 attributable to the Community Banc-Corp of Sheboygan, Inc. acquisition.

Other noninterest income was $881,000 during the first quarter of 2015 compared to $625,000 during the first quarter of 2014, an increase of $256,000 or 41%, which was primarily attributable to the reimbursement from a customer for loan workout expenses that had been incurred and paid in the prior year.

Noninterest Expenses

The table below shows Heartland's noninterest expenses for the three months ended March 31, 2015 and 2014, in thousands:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Salaries and employee benefits	$36,638	$32,319	$4,319	13%
Occupancy	4,259	4,050	209	5
Furniture and equipment	2,106	1,890	216	11
Professional fees	6,044	4,526	1,518	34
FDIC insurance assessments	956	980	(24)	(2)
Advertising	1,181	1,188	(7)	(1)
Intangible assets amortization	631	624	7	1
Other real estate and loan collection expenses	465	1,052	(587)	(56)
Loss on sales/valuations of assets, net	353	163	190	117
Other noninterest expenses	6,981	5,746	1,235	21
Total Noninterest Expenses	$59,614	$52,538	$7,076	13%
Efficiency ratio, fully taxable equivalent(1)	70.95%	74.94%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended March 31,
	2015	2014
Net interest income	$53,930	$48,612
Taxable equivalent adjustment(1)	2,393	2,372
Fully taxable equivalent net interest income	56,323	50,984
Noninterest income	30,663	18,850
Securities gains, net	(4,353)	(781)
Adjusted income	$82,633	$69,053

Total noninterest expenses	$59,614	$52,538
Less:
Intangible assets amortization	631	624
Partnership investment in historic rehabilitation tax credits	—	—
Loss on sales/valuations of assets, net	353	163
Adjusted noninterest expenses	$58,630	$51,751

Efficiency ratio, fully taxable equivalent(2)	70.95%	74.94%

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

For the first quarter of 2015, noninterest expenses totaled $59.6 million compared to $52.5 million during the first quarter of 2014, an increase of $7.1 million or 13%, with approximately $4.4 million attributable to the Community Bank & Trust acquisition. Excluding the effect of the acquisition, noninterest expenses increased $2.7 million or 5% during the first quarter of 2015 in comparison to the first quarter of 2014, with the most significant increases occurring in salaries and employee benefits, professional fees and other noninterest expenses.

The largest component of noninterest expenses, salaries and employee benefits, increased $4.3 million or 13% during the first quarter of 2015 as compared to the same quarter in 2014, with $2.2 million attributable to the Community Bank & Trust acquisition. Salaries and employee benefits was also affected by increases in incentive plan accruals and higher compensation in the mortgage segment during the first quarter of 2015. Full-time equivalent employees totaled 1,776 on March 31, 2015, of which approximately 130 were at the Community Bank & Trust locations, compared to 1,668 on March 31, 2014.

Professional fees increased $1.5 million or 34% during the first quarter of 2015 compared to the first quarter of 2014, with approximately $1.0 million attributable to the Community Bank & Trust acquisition.

For the first quarter of 2015, other noninterest expenses increased $1.2 million or 21% over the first quarter of 2014, with approximately $498,000 of this increase attributable to the Community Bank & Trust acquisition. The remaining increase was primarily in software maintenance and amortization expense.

Income Taxes

Heartland's effective tax rate was 32.60% for the first quarter of 2015 compared to 19.82% for the first quarter of 2014. Federal low-income housing tax credits included in Heartland's income taxes totaled $145,000 during the first quarter of 2015 compared to $200,000 during the first quarter of 2014. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 19.07% during the first quarter of 2015 compared to 51.28% during the first quarter of 2014. The tax-equivalent adjustment for this tax-exempt interest income was $2.4 million during both the first quarter of 2015 and the first quarter of 2014.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, net gains on sale of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 9 to our consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for the first quarter of 2015 was $20.8 million compared to $10.7 million for the first quarter of 2014, a $10.1 million or 94% increase, primarily as a result of increased net interest income, increased noninterest income and reduced provision for loan and lease losses, the effect of which was partially offset by increased noninterest expenses. Net interest income from the community and other banking segment improved by $5.0 million or 11% for the first quarter of 2015 as compared to the first quarter of 2014, primarily as a result of strong loan growth experienced during the last three quarters of 2014 and the acquisition of Community Banc-Corp of Sheboygan, Inc. in January 2015. Provision for loan and lease losses for the community and other banking segment was $1.7 million for the first three months of 2015 compared of $6.3 million for the first three months of 2014, a decrease of $4.6 million, primarily as a result of a charge-off on one significant credit during the first quarter of 2014. Noninterest income allocable to the community and other banking segment totaled $17.1 million during the first three months of 2015 compared to $11.5 million during the first three months of 2014, an increase of $5.6 million or 49%, primarily a result of a $3.6 million increase in securities gains. Noninterest expenses allocable to the community and other banking segment increased $5.2 million or 12% during the first quarter of 2015 as compared to the first quarter of 2014, a large portion of which was a result of the Community Banc-Corp of Sheboygan, Inc. acquisition.

The retail mortgage banking segment recorded income before taxes of $2.5 million for the first quarter of 2015 compared to a loss before taxes of $2.1 million for the first quarter of 2014. This change was reflective of the reduced long-term interest rates during the first quarter of 2015 in comparison to the first quarter of 2014 and the effect lower interest rates have on the volume of residential mortgage loans originated for sale and the associated gains on sale of these loans into the secondary market. Noninterest income from the retail mortgage banking segment totaled $13.6 million during the first quarter of 2015 compared to $7.3 million during the first quarter of 2014, a $6.3 million or 86% increase. Noninterest expenses allocable to the retail mortgage banking segment were $12.2 million during the first quarter of 2015 compared to $10.2 million during the first quarter of 2014, primarily as a result of the increased volume of residential mortgage loans underwritten during the first quarter of 2015.

FINANCIAL CONDITION

Total assets were $6.51 billion at March 31, 2015, an increase of $454.5 million or 7% since year-end 2014. Total assets of Community Banc-Corp of Sheboygan, Inc. at acquisition date were $525.3 million.

Lending Activities

Total loans and leases held to maturity were $4.24 billion at March 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $366.9 million or 9%. Included in the loan growth for the first quarter of 2015 were $395.0 million acquired in the Community Bank & Trust merger. Exclusive of this acquisition, total loans and leases held to maturity decreased $28.1 million or 1%, the first decline since the first quarter of 2013. Heartland management believes this decline in loan balances was an aberration and expects loan growth for the remainder of 2015 to average approximately 2% per quarter.

The table below presents the composition of the loan portfolio as of March 31, 2015, and December 31, 2014, in thousands:

LOAN PORTFOLIO	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,134,614	26.73%	$1,036,080	26.72%
Commercial real estate	1,932,701	45.53	1,707,060	44.02
Agricultural and agricultural real estate	411,732	9.70	423,827	10.93
Residential mortgage	413,938	9.75	380,341	9.81
Consumer	351,981	8.29	330,555	8.52
Gross loans and leases receivable held to maturity	4,244,966	100.00%	3,877,863	100.00%
Unearned discount	(85)		(90)
Deferred loan fees	(1,192)		(1,028)
Total net loans and leases receivable held to maturity	4,243,689		3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	—%	54	4.29%
Agricultural and agricultural real estate	—	—	—	—
Residential mortgage	—	—	1,204	95.71
Consumer	—	—	—	—
Total loans covered under loss share agreements	—	—%	1,258	100.00%
Allowance for loan and lease losses	(41,854)		(41,449)
Loans and leases receivable, net	$4,201,835		$3,836,554

Loans and leases secured by real estate, either fully or partially, totaled $2.80 billion or 66% of gross loans and leases at March 31, 2015. Of the non-farm, nonresidential real estate loans, 58% are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2015, and December 31, 2014, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of March 31, 2015	As of December 31, 2014
Residential real estate, excluding residential construction and residential lot loans	$730,769	$702,627
Industrial, manufacturing, business and commercial	332,593	321,338
Agriculture	238,889	252,143
Retail	201,516	200,049
Office	227,134	225,769
Land development and lots	116,735	122,662
Hotel, resort and hospitality	99,012	105,217
Multi-family	153,298	150,657
Food and beverage	78,184	79,208
Warehousing	69,312	68,449
Health services	47,309	49,401
Residential construction	78,675	72,419
All other	126,603	127,714
Loans acquired in the 1st quarter 2015	297,871	—
Total loans secured by real estate	$2,797,900	$2,477,653

Allowance For Loan and Lease Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and lease losses is considered a critical accounting practice for Heartland. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at March 31, 2015, was 0.99% of loans and leases and 154.83% of nonperforming loans compared to 1.07% of loans and leases and 165.33% of nonperforming loans at December 31, 2014.

Nonperforming loans, excluding those covered under loss sharing agreements, were $27.0 million or 0.64% of total loans and leases at March 31, 2015, compared to $25.1 million or 0.65% of total loans and leases at December 31, 2014. Exclusive of $6.1 million of nonperforming assets acquired in the acquisition of Community Bank & Trust, nonperforming assets decreased $4.4 million or 9.8% since year-end 2014. Approximately 27%, or $7.3 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million and represent loans to an aggregate of 4 borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $981,000 at March 31, 2015.

Net charge-offs on loans during the first quarter of 2015 were $1.3 million compared to $9.4 million during the first quarter of 2014. The higher amount during the first quarter of 2014 was primarily due to a $6.8 million credit which was fully charged off in that quarter.

Loans delinquent 30 to 89 days as a percent of total loans increased to 0.42% at March 31, 2015, in comparison with 0.21% at December 31, 2014, primarily due to loans acquired in the Community Bank & Trust transaction.

The table below presents the changes in the allowance for loan and lease losses during the periods indicated, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$41,449	$41,685
Provision for loan and lease losses	1,671	6,331
Recoveries on loans and leases previously charged off	738	1,215
Recoveries on loans and leases covered by loss share agreements	—	—
Charge-offs on loans and leases not covered by loss share agreements	(2,004)	(10,617)
Charge-offs on loans and leases covered by loss share agreements	—	(41)
Balance at end of period	$41,854	$38,573
Annualized ratio of net charge offs to average loans and leases	0.12%	1.07%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2015	2014	2014	2013
Not covered under loss share agreements:
Nonaccrual loans and leases	$27,023	$31,928	$25,070	$42,394
Loan and leases contractually past due 90 days or more	9	—	—	24
Total nonperforming loans and leases	27,032	31,928	25,070	42,418
Other real estate	19,097	28,033	19,016	29,794
Other repossessed assets	404	397	445	397
Total nonperforming assets not covered under loss share agreements	$46,533	$60,358	$44,531	$72,609
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$820	$278	$783
Total nonperforming loans and leases	—	820	278	783
Other real estate	—	50	—	58
Total nonperforming assets covered under loss share agreements	$—	$870	$278	$841
Performing troubled debt restructured loans(1)	$10,904	$12,548	$12,133	$19,353
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.64%	0.89%	0.65%	1.21%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.09%	1.67%	1.14%	2.06%
Nonperforming assets not covered under loss share agreements to total assets	0.72%	1.05%	0.74%	1.23%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first three months of 2015, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2014	$25,348	$19,016	$445	$44,809
Loan foreclosures	(2,371)	2,362	9	—
Net loan charge-offs	(1,266)	—	—	(1,266)
Acquired nonperforming assets	5,755	346	—	6,101
New nonperforming loans	4,059	—	—	4,059
Reduction of nonperforming loans(1)	(4,493)	—	—	(4,493)
OREO/Repossessed assets sales proceeds	—	(2,310)	(2)	(2,312)
OREO/Repossessed assets writedowns, net	—	(317)	(2)	(319)
Net activity at Citizens Finance Co.	—	—	(46)	(46)
March 31, 2015	$27,032	$19,097	$404	$46,533

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities declined to 25% of total assets at March 31, 2015, compared to 28% at year-end 2014, primarily a result of the Community Banc-Corp of Sheboygan, Inc. acquisition. Total available for sale securities as of March 31, 2015, were $1.35 billion, a decrease of $48.3 million or 3% from $1.40 billion at December 31, 2014.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of March 31, 2015, and December 31, 2014, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$45,330	2.74%	$24,093	1.41%
Mortgage-backed securities	1,160,016	70.06	1,225,000	71.77
Obligation of states and political subdivisions	426,387	25.75	432,279	25.32
Corporate debt securities	740	0.04	—	—
Equity securities	5,094	0.31	5,083	0.30
Other securities	18,297	1.10	20,498	1.20
Total securities	$1,655,864	100.00%	$1,706,953	100.00%

The composition of the securities portfolio remained relatively consistent with a small shift from mortgage-backed securities into U.S. government corporations and agency securities. The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 70% at March 31, 2015, and 72% at December 31, 2014. Approximately 91% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at March 31, 2015. Heartland's securities portfolio had an expected duration of 3.79 years as of March 31, 2015, compared to 4.07 years at year-end 2014.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At March 31, 2015, Heartland had $18.3 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $5.27 billion as of March 31, 2015, compared to $4.77 billion at year-end 2014, an increase of $498.4 million or 10%, with $434.0 million attributable to the Community Bank & Trust acquisition. Demand deposits totaled $1.52 billion at March 31, 2015, an increase of $219.8 million or 17% since year-end 2014, with $117.1 million attributable to the acquisition. Exclusive of $127.9 million acquired, certificates of deposits decreased $25.6 million or 3%. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 29% at March 31, 2015, while higher-cost certificates of deposit as a percentage of total deposits was 17% at March 31, 2015.

Short-term borrowings generally include federal funds purchased; securities sold under agreements to repurchase short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $259.3 million at March 31, 2015, compared to $330.3 million at year-end 2014. Short-term FHLB advances of $12.0 million were included in short-term borrowings at March 31, 2015, in comparison with $76.0 million at December 31, 2014.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $218.0 million at March 31, 2015, compared to $240.2 million at December 31, 2014.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. There was no balance outstanding on Heartland's revolving credit line at both March 31, 2015, and December 31, 2014. This credit agreement contains specific covenants, with which Heartland was in compliance on March 31, 2015.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes, subordinated notes and senior notes, and obligations under trust preferred capital securities. As of March 31, 2015, the amount of other borrowings was $361.3 million, a decrease of $34.4 million or 9% since year-end 2014.

Long-term FHLB borrowings with an original term beyond one year totaled $90.3 million at March 31, 2015, compared to $109.7 million at December 31, 2014, a decrease of $19.4 million or 18%. Total long-term FHLB borrowings at March 31, 2015, had an average rate of 1.86% and an average maturity of 0.48 years. The interest rate on $74.5 million of these advances changes quarterly at a spread over 3-month LIBOR. When considering the earliest possible call date on these advances, the average maturity is shortened to 0.39 years. Structured wholesale repurchase agreements totaled $45.0 million at both March 31, 2015, and December 31, 2014.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $10.0 million at March 31, 2015, compared to $10.4 million at December 31, 2014. Heartland also had senior notes totaling $29.5 million and subordinated notes totaling $75.0 million outstanding at both March 31, 2015, and December 31, 2014.

On March 31, 2015, $20.0 million of 8.25% trust preferred securities were redeemed with no early redemption penalties. A schedule of Heartland's trust preferred securities outstanding as of March 31, 2015, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/15(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	3.02%(2)	03/17/2034	06/17/2015
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.58%(3)	04/07/2036	07/07/2015
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	06/15/2015
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.74%(5)	09/01/2037	06/01/2015
Morrill Statutory Trust I	8,641	12/19/2002	3.25% over LIBOR	3.52%(6)	12/26/2032	06/26/2015
Morrill Statutory Trust II	8,226	12/17/2003	2.85% over LIBOR	3.12%(7)	12/17/2033	06/17/2015
Sheboygan Statutory Trust I	6,097	9/17/2003	2.95% over LIBOR	3.22%	09/17/2033	06/17/2015
	$110,595

(1) Effective weighted average interest rate as of March 31, 2015, was 5.03% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of March 31, 2015, was 5.00% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of March 31, 2015, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of March 31, 2015, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of March 31, 2015, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of March 31, 2015, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the “Tier 1 Leverage Capital Ratio”) and at minimum levels relative to “risk-weighted assets” which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the “Tier 1 Risk-Based Capital Ratio”), and to maintain total capital at minimum levels relative to risk-weighted assets (the “Total Risk-Based Capital Ratio”). Starting in 2015, bank holding companies are subject to a new Common Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules and are required to include in Common Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier 1 capital, but are allowed to make a one-time election not to include those effects. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital. Under the Basel III rules, the requirements to be categorized as well-capitalized changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action, and Heartland and its bank subsidiaries would have continued to be well capitalized had the Basel III rules been effective for the period covered by such notification. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	March 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios:
Tier 1 capital	$619,605	11.73%	$578,564	12.95%
Tier 1 capital minimum requirement(1)	316,953	6.00%	178,757	4.00%
Excess	$302,652	5.73%	$399,807	8.95%

Total capital	$741,024	14.03%	$703,032	15.73%
Total capital minimum requirement	422,604	8.00%	357,513	8.00%
Excess	$318,420	6.03%	$345,519	7.73%

Tier 1 common equity	$427,312	8.09%
Tier 1 common equity minimum requirement	$237,715	4.50%
Excess	$189,597	3.59%

Total risk-adjusted assets	$5,282,546		$4,468,914

Leverage Capital Ratios
Tier 1 capital	$619,605	9.68%	$578,564	9.75%
Tier 1 capital minimum requirement(2)	256,048	4.00%	237,316	4.00%
Excess	$363,557	5.68%	$341,248	5.75%

Average adjusted assets (less goodwill and other intangible assets)	$6,401,190		$5,932,898

(1) Under Basel III, the minimum requirement for this measure was changed from 4.00% to 6.00%.
(2) Under Basel III, the minimum requirement for this measure was changed from 3.00% for the most highly-rated banks and 4.00% for all others, to 4.00% for all banks.

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

Common stockholders' equity was $485.6 million at March 31, 2015, compared to $414.6 million at December 31, 2014. Book value per common share was $23.59 at March 31, 2015, compared to $22.40 at year-end 2014. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $7.8 million at March 31, 2015, compared to $3.6 million at December 31, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2015, and December 31, 2014, commitments to extend credit aggregated $1.67 billion and $1.42 billion, and standby letters of credit aggregated $52.9 million and $38.9 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

On April 16, 2015, Heartland entered into a definitive merger agreement with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, but is subject to regulatory approval and approval by shareholders of Community Bancorporation of New Mexico, Heartland will acquire Community Bancorporation of New Mexico, Inc. in an all cash transaction valued at approximately $11.5 million. The transaction is expected to close in the third quarter of 2015. Simultaneous with the closing of the transaction, Community Bank will be merged into Heartland's New Mexico Bank & Trust subsidiary.

Heartland continues to explore opportunities to expand its footprint of independent community banks through acquisitions. Although attention is focused on existing and adjacent markets, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for existing customers, acquisitions in new growth markets are also being considered if they fit Heartland's business model and would provide a sufficient return on investment to be accretive to earnings within the first year. Future expenditures relating to expansion efforts, in addition to those identified above are not estimable at this time.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, management believes are adequate to meet Heartland's funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds Heartland Series C Fixed Rate Non-Cumulative Perpetual preferred stock, debt service on revolving credit arrangements, subordinated debt and trust preferred securities issuances, debt repayment obligations under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. Heartland believes that the regulatory permissible dividends from its subsidiary banks are adequate to meet these funding obligations for the next 12 months and maintains a revolving credit agreement with an unaffiliated bank that provides a maximum borrowing capacity of $20.0 million, of which none has been used during the past 12 months. The credit agreement contains specific financial covenants, all of which Heartland was in compliance with as of March 31, 2015.

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

Operating activities used $18.2 million of cash during the first three months of 2015 compared to providing $11.5 million of cash during the first three months of 2014. The biggest contributor to this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $34.4 million during the first three months of 2015 compared to $8.2 million during the first three months of 2014.

Investing activities provided cash of $130.5 million during the first three months of 2015 compared to $125.3 million during the first three months of 2014. Cash used for the purchase of securities totaled $234.4 million during the first three months of 2015 compared to $178.0 million during the first three months of 2014. The proceeds from securities sales, paydowns and maturities were $332.6 million during the first three months of 2015 compared to $394.0 million during the first three months of 2014. A net change in loans and leases provided $25.7 million of cash during the first three months of 2015 compared to using cash of $93.0 million during the first three months of 2014.

Financing activities used cash of $74.4 million during the first three months of 2015 compared to $173.4 million during the first three months of 2014. The net increase in demand and savings deposits provided cash of $90.1 million during the first three months of 2015 compared to $3.8 million during the first three months of 2014 while the net decrease in time deposits used cash of $25.6 million during the first three months of 2015 compared to $6.9 million during the first three months of 2014. Activity in short-term borrowings used cash of $95.8 million during the first three months of 2015 compared to using $152.5 million of cash during the first three months of 2014. Repayment of other borrowings used cash of $44.5 million during the first three months of 2015 compared to $20.2 million during the first three months of 2014.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture, and primary market risk exposures have not changed significantly in the first three months of 2015.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2015, and March 31, 2014, provided the following results, in thousands:

	2015		2014
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$202,855	(2.37)%	$176,711	(0.31)%
Base	$207,778		$177,265
Up 200 Basis Points	$202,708	(2.44)%	$179,971	1.53%
Year 2
Down 100 Basis Points	$193,859	(6.70)%	$172,467	(2.71)%
Base	$207,469	(0.15)%	$178,891	0.92%
Up 200 Basis Points	$207,638	(0.07)%	$190,401	7.41%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both March 31, 2015, and December 31, 2014 Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2014 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended March 31, 2015.

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

Dated: May 7, 2015