Form 10-Q
period 2015-06-30
HEARTLAND FINANCIAL USA INC
filed 2015-08-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 4, 2015, the Registrant had outstanding 20,627,937 shares of common stock, $1.00 par value per share.

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
3.1 Amendment to Certificate of Incorporation of Heartland Financial USA, Inc.
10.2 Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$111,909	$64,150
Federal funds sold and other short-term investments	7,813	9,721
Cash and cash equivalents	119,722	73,871
Time deposits in other financial institutions	2,355	2,605
Securities:
Available for sale, at fair value (cost of $1,308,488 at June 30, 2015, and $1,396,794 at December 31, 2014)	1,315,699	1,401,868
Held to maturity, at cost (fair value of $292,564 at June 30, 2015, and $296,768 at December 31, 2014)	283,258	284,587
Other investments, at cost	20,455	20,498
Loans held for sale	105,898	70,514
Loans and leases receivable:
Held to maturity	4,449,823	3,876,745
Loans covered by loss share agreements	—	1,258
Allowance for loan and lease losses	(45,614)	(41,449)
Loans and leases receivable, net	4,404,209	3,836,554
Premises, furniture and equipment, net	143,423	130,713
Other real estate, net	16,983	19,016
Goodwill	54,162	35,583
Other intangible assets, net	45,226	33,932
Cash surrender value on life insurance	96,693	82,638
Other assets	108,924	59,433
TOTAL ASSETS	$6,717,007	$6,051,812
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,536,355	$1,295,193
Savings	2,816,666	2,687,493
Time	964,248	785,336
Total deposits	5,317,269	4,768,022
Short-term borrowings	477,918	330,264
Other borrowings	296,594	395,705
Accrued expenses and other liabilities	46,020	61,504
TOTAL LIABILITIES	6,137,801	5,555,495
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 30,000,000 shares at June 30, 2015, and 25,000,000 shares at December 31, 2014; issued 20,616,068 shares at June 30, 2015, and 18,511,125 shares at December 31, 2014)	20,616	18,511
Capital surplus	148,789	95,816
Retained earnings	325,106	298,764
Accumulated other comprehensive income	3,059	1,528
Treasury stock at cost (1,743 shares at June 30, 2015 and 0 at December 31, 2014)	(62)	—
TOTAL STOCKHOLDERS' EQUITY	579,206	496,317
TOTAL LIABILITIES AND EQUITY	$6,717,007	$6,051,812

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases	$55,824	$48,101	$108,873	$94,485
Interest on securities:
Taxable	6,739	7,447	13,871	15,208
Nontaxable	2,874	3,708	5,790	6,830
Interest on federal funds sold	1	—	2	—
Interest on interest bearing deposits in other financial institutions	3	7	7	14
TOTAL INTEREST INCOME	65,441	59,263	128,543	116,537
INTEREST EXPENSE:
Interest on deposits	3,819	4,577	7,991	9,355
Interest on short-term borrowings	212	202	410	428
Interest on other borrowings (includes $559 and $573 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2015 and 2014, respectively, and $1,123 and $1,094 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2015 and 2014, respectively)	3,766	3,685	8,568	7,343
TOTAL INTEREST EXPENSE	7,797	8,464	16,969	17,126
NET INTEREST INCOME	57,644	50,799	111,574	99,411
Provision for loan and lease losses	5,674	2,751	7,345	9,082
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	51,970	48,048	104,229	90,329
NONINTEREST INCOME:
Service charges and fees	5,900	5,254	11,304	10,150
Loan servicing income	1,163	1,393	2,204	2,904
Trust fees	3,913	3,343	7,544	6,553
Brokerage and insurance commissions	916	1,158	2,003	2,281
Securities gains, net (includes $3,110 and $854 of net security gains reclassified from accumulated other comprehensive income for the three months ended June 30, 2015 and 2014, respectively, and $7,463 and $1,635 of net security gains reclassified from accumulated other comprehensive income for six months ended June 30, 2015 and 2014, respectively)	3,110	854	7,463	1,635
Gain (loss) on trading account securities	—	—	—	(38)
Net gains on sale of loans held for sale	14,599	8,796	28,341	15,175
Income on bank owned life insurance	459	339	983	702
Other noninterest income	601	398	1,482	1,023
TOTAL NONINTEREST INCOME	30,661	21,535	61,324	40,385
NONINTEREST EXPENSES:
Salaries and employee benefits	36,851	32,563	73,489	64,882
Occupancy	4,028	3,984	8,287	8,034
Furniture and equipment	2,176	2,085	4,282	3,975
Professional fees	5,249	4,214	11,293	8,740
FDIC insurance assessments	899	980	1,855	1,960
Advertising	1,333	1,511	2,514	2,699
Intangible assets amortization	715	591	1,346	1,215
Other real estate and loan collection expenses	753	518	1,218	1,570
Loss on sales/valuations of assets, net	1,509	1,379	1,862	1,542
Other noninterest expenses	9,969	6,834	16,950	12,580
TOTAL NONINTEREST EXPENSES	63,482	54,659	123,096	107,197
INCOME BEFORE INCOME TAXES	19,149	14,924	42,457	23,517
Income taxes (includes $952 and $105 of income tax expense reclassified from accumulated other comprehensive income for the three months ended June 30, 2015 and 2014, respectively, and $2,365 and $202 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2015 and 2014, respectively)	3,989	4,150	11,588	5,853
NET INCOME	15,160	10,774	30,869	17,664
Preferred dividends and discount	(204)	(204)	(408)	(408)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,956	$10,570	$30,461	$17,256
EARNINGS PER COMMON SHARE - BASIC	$0.73	$0.57	$1.49	$0.94
EARNINGS PER COMMON SHARE - DILUTED	$0.72	$0.56	$1.47	$0.92
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$15,160	$10,774	$30,869	$17,664
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(2,764)	9,772	8,714	30,682
Reclassification adjustment for net gains realized in net income	(3,110)	(854)	(7,463)	(1,635)
Net change in non-credit related other than temporary impairment	24	24	48	48
Income taxes	2,361	(3,523)	(498)	(11,482)
Other comprehensive income (loss) on securities	(3,489)	5,419	801	17,613
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	1,509	(936)	55	(1,075)
Reclassification adjustment for net loss on derivatives realized in net income	559	573	1,123	1,094
Income taxes	(775)	135	(448)	(7)
Other comprehensive income (loss) on cash flow hedges	1,293	(228)	730	12
Other comprehensive income (loss)	(2,196)	5,191	1,531	17,625
TOTAL COMPREHENSIVE INCOME	$12,964	$15,965	$32,400	$35,289

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,869	$17,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,174	8,547
Provision for loan and lease losses	7,345	9,082
Net amortization of premium on securities	14,645	12,497
Securities gains, net	(7,463)	(1,635)
Decrease in trading account securities	—	1,801
Stock based compensation	1,908	1,831
Write downs and losses on repossessed assets, net	924	921
Loans originated for sale	(724,081)	(402,605)
Proceeds on sales of loans held for sale	710,753	377,272
Net gains on sale of loans held for sale	(21,328)	(15,175)
Decrease in accrued interest receivable	1,478	616
(Increase) decrease in prepaid expenses	100	(698)
Decrease in accrued interest payable	(867)	(908)
Capitalization of servicing rights	(7,156)	(3,344)
Write downs and losses on sales of assets, net	938	—
Other, net	(10,275)	1,644
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,964	7,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	526,026	509,891
Proceeds from the sale of other investments	10,336	7,356
Proceeds from the maturity of and principal paydowns on securities available for sale	86,625	72,651
Proceeds from the maturity of and principal paydowns on securities held to maturity	646	619
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	250	250
Purchase of securities available for sale	(529,670)	(349,740)
Purchase of securities held to maturity	—	(20,944)
Purchase of other investments	(9,009)	(6,445)
Net increase in loans and leases	(184,039)	(212,384)
Purchase of bank owned life insurance policies	(1,100)	—
Capital expenditures	(3,984)	(4,205)
Net cash and cash equivalents received in acquisition	7,103	—
Proceeds from the sale of equipment	15	—
Proceeds on sale of OREO and other repossessed assets	5,402	10,663
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(91,399)	7,712
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	64,348	4,664
Net increase (decrease) in time deposit accounts	50,980	(29,681)
Net increase in short-term borrowings	86,718	20,738
Proceeds from short term FHLB advances	248,100	170,000
Repayments of short term FHLB advances	(212,000)	(179,000)
Proceeds from other borrowings	29,000	5,000
Repayments of other borrowings	(134,389)	(25,394)
Purchase of treasury stock	(2,173)	(608)
Proceeds from issuance of common stock	1,578	429
Excess tax benefits on exercised stock options	651	119
Dividends paid	(4,527)	(4,099)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	128,286	(37,832)
Net increase (decrease) in cash and cash equivalents	45,851	(22,610)
Cash and cash equivalents at beginning of year	73,871	125,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,722	$102,660
Supplemental disclosures:
Cash paid for income/franchise taxes	$6,969	$1,641
Cash paid for interest	$20,836	$18,034
Loans transferred to OREO	$4,046	$6,097
Purchases of securities available for sale, accrued, not paid	$—	$11,175
Sales of securities available for sale, accrued, not settled	$34,129	$—
Stock consideration granted for acquisition	$53,052	$—
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$439,460
Comprehensive income				17,664	17,625		35,289
Cash dividends declared:
Preferred, $5.00 per share				(408)			(408)
Common, $0.20 per share				(3,691)			(3,691)
Purchase of 23,350 shares of common stock						(608)	(608)
Issuance of 91,840 shares of common stock		69	(129)			608	548
Commitments to issue common stock			1,831				1,831
Balance at June 30, 2014	$81,698	$18,468	$93,334	$278,632	$289	$—	$472,421
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				30,869	1,531		32,400
Cash dividends declared:
Preferred, $5.00 per share				(408)			(408)
Common, $0.20 per share				(4,119)			(4,119)
Purchase of 36,176 shares of common stock						(2,173)	(2,173)
Issuance of 2,139,376 shares of common stock		2,105	51,065			2,111	55,281
Commitments to issue common stock			1,908				1,908
Balance at June 30, 2015	$81,698	$20,616	$148,789	$325,106	$3,059	$(62)	$579,206

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the six-month periods ended June 30, 2015 and 2014, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2015	2014
Net income attributable to Heartland	$15,160	$10,774
Preferred dividends and discount	(204)	(204)
Net income available to common stockholders	$14,956	$10,570
Weighted average common shares outstanding for basic earnings per share	20,599	18,458
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	278	289
Weighted average common shares for diluted earnings per share	20,877	18,747
Earnings per common share — basic	$0.73	$0.57
Earnings per common share — diluted	$0.72	$0.56
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	95

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2015	2014
Net income attributable to Heartland	$30,869	$17,664
Preferred dividends and discount	(408)	(408)
Net income available to common stockholders	$30,461	$17,256
Weighted average common shares outstanding for basic earnings per share	20,408	18,448
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	274	291
Weighted average common shares for diluted earnings per share	20,682	18,739
Earnings per common share — basic	$1.49	$0.94
Earnings per common share — diluted	$1.47	$0.92
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	95

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 265,153 shares of common stock at June 30, 2015, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $651,000 and $119,000 during the six months ended June 30, 2015 and 2014, respectively.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2015, and June 30, 2014, 22,648 and 31,525 RSUs, respectively, were granted to directors and new employees.

A summary of the status of the RSUs as of June 30, 2015 and 2014, and changes during the six months ended June 30, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	396,555	$21.48	353,070	$18.48
Granted	139,943	28.90	131,235	26.69
Vested	(151,681)	17.98	(73,224)	16.65
Forfeited	(11,198)	25.14	(3,901)	19.10
Outstanding at June 30	373,619	$25.55	407,180	$21.53

Total compensation costs recorded for RSUs were $1.9 million and $1.8 million for the six-month periods ended June 30, 2015 and 2014. As of June 30, 2015, there were $4.6 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2015 and 2014. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of June 30, 2015 and 2014, and changes during the six months ended June 30, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	215,851	$23.85	261,936	$23.60
Granted	—	—	—	—
Exercised	(56,650)	22.85	(5,000)	19.13
Forfeited	(2,250)	23.88	(6,500)	26.39
Outstanding at June 30	156,951	$24.18	250,436	$23.62
Options exercisable at June 30	156,951	$24.18	250,436	$23.62

At June 30, 2015, the vested options totaled 156,951 shares with a weighted average exercise price of $24.18 per share and a weighted average remaining contractual life of 1.68 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of June 30, 2015, was $2.0 million. The intrinsic value for the total of all options exercised during the six months ended June 30, 2015, was $508,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $1.3 million for the six months ended June 30, 2015, and $96,000 for the six months ended June 30, 2014.

Total compensation costs recorded for options were $0 for both six-month periods ended June 30, 2015 and 2014. There are no unrecorded compensation costs related to options at June 30, 2015.

Subsequent Events

Heartland has no subsequent events requiring recognition as of June 30, 2015, or disclosure through the filing date of this quarterly report on Form 10-Q with the SEC.

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

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." The amendments in ASU 2014-04 clarify that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on the results of operations, financial position, and liquidity. As of June 30, 2015, Heartland had not received possession of any residential real estate properties that meet the disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early application is not permitted. Heartland intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Debt issuance costs related to a recognized debt liability are to be presented on the balance sheet as a direct reduction from the debt liability, similar to the presentation of debt premiums or discounts. The costs will continue to be amortized to interest expense using the effective interest method. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. Heartland adopted this standard effective March 31, 2015, at which time $550,000 was reclassified from other assets to other borrowings on the consolidated balance sheet for all periods presented. The adoption of this standard did not have a material impact on the results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

On May 28, 2015, Heartland entered into a definitive merger agreement with Premier Valley Bank in Fresno, California. Under the terms of the agreement, Premier Valley Bank shareholders will receive approximately $95.0 million or $7.73 per share of common stock in the merger, and may elect to receive this payment in shares of Heartland common stock or cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. As of June 30, 2015, Premier Valley Bank had assets of approximately $655.0 million, loans of approximately $413.0 million and deposits of approximately $573.0 million. Upon closing of the transaction, Premier Valley Bank will become a wholly-owned subsidiary of Heartland and will continue to operate under its current name and management team as Heartland's tenth state-chartered bank.

On May 14, 2015, Heartland entered into a definitive merger agreement with First Scottsdale Bank, N.A., in Scottsdale, Arizona. Under the terms of the agreement, Heartland will acquire First Scottsdale Bank, N.A., in an all cash transaction valued at approximately $17.7 million. Simultaneous with the closing of the transaction, First Scottsdale Bank, N.A., will be merged into Heartland's Arizona Bank & Trust subsidiary. As of June 30, 2015, First Scottsdale Bank, N.A., had total assets of approximately $96.0 million, including $63.0 million of loans outstanding, and deposits of $79.0 million.

On April 15, 2015, Heartland entered into a definitive merger agreement with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. Under the terms of the agreement, Heartland will acquire Community Bancorporation in an all cash transaction valued at approximately $11.1 million. Simultaneous with the closing of the transaction, Community Bank will be merged into Heartland's New Mexico Bank & Trust subsidiary. As of June 30, 2015, Community Bank had total assets of approximately $175.0 million, including $109.0 million of loans outstanding, and $146.0 million of deposits.

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the terms of the agreement, the aggregate purchase price was based upon 155% of the December 31, 2014, adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. The purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. The transaction included, at fair value, total assets of $506.8 million, including loans of $395.0 million and including deposits of $433.9 million. Simultaneous with the close of the transaction, Community Bank & Trust merged into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

The assets and liabilities of Community Banc-Corp of Sheboygan, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of January 16, 2015:

As of January 16, 2015
Fair value of consideration paid
Common Stock	$53,052
Cash	6
Total consideration paid	53,058
Fair value of assets acquired
Cash and due from banks	7,109
Securities:
Securities available for sale	52,976
Other securities	1,284
Loans held for sale	728
Loans held to maturity	395,007
Premises, furniture and equipment, net	13,954
Other real estate, net	346
Other intangible assets, net	10,295
Other assets	25,066
Total assets	506,765
Fair value of liabilities assumed
Deposits	433,919
Short term borrowings	24,836
Other borrowings	6,097
Other liabilities	7,434
Total liabilities assumed	472,286
Fair value of net assets acquired	34,479
Goodwill resulting from acquisition	$18,579

Heartland recognized goodwill of $18.6 million in conjunction with the acquisition of Community Banc-Corp of Sheboygan, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information: The following pro forma information presents the results of operations for the years ended December 31, 2014, and December 31, 2013, as if the Community Banc-Corp of Sheboygan, Inc. acquisition occurred on January 1, 2013:

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
U.S. government corporations and agencies	$15,701	$101	$—	$15,802
Mortgage-backed securities	1,101,835	15,575	(9,360)	1,108,050
Obligations of states and political subdivisions	185,167	2,611	(1,777)	186,001
Corporate debt securities	740	—	—	740
Total debt securities	1,303,443	18,287	(11,137)	1,310,593
Equity securities	5,045	61	—	5,106
Total	$1,308,488	$18,348	$(11,137)	$1,315,699
December 31, 2014
U.S. government corporations and agencies	$24,010	$98	$(15)	$24,093
Mortgage-backed securities	1,219,305	11,929	(11,968)	1,219,266
Obligations of states and political subdivisions	148,450	5,304	(328)	153,426
Corporate debt securities	—	—	—	—
Total debt securities	1,391,765	17,331	(12,311)	1,396,785
Equity securities	5,029	54	—	5,083
Total	$1,396,794	$17,385	$(12,311)	$1,401,868

At both June 30, 2015, and December 31, 2014, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Mortgage-backed securities	$5,555	$266	$(816)	$5,005
Obligations of states and political subdivisions	277,703	11,393	(1,537)	287,559
Total	$283,258	$11,659	$(2,353)	$292,564
December 31, 2014
Mortgage-backed securities	$5,734	$217	$(667)	$5,284
Obligations of states and political subdivisions	278,853	13,576	(945)	291,484
Total	$284,587	$13,793	$(1,612)	$296,768

At June 30, 2015, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $374,000 of non-credit related OTTI. At December 31, 2014, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $422,000 of non-credit related OTTI.

Approximately 84% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,378	$3,394
Due in 1 to 5 years	22,352	22,274
Due in 5 to 10 years	40,102	40,078
Due after 10 years	135,776	136,797
Total debt securities	201,608	202,543
Mortgage-backed securities	1,101,835	1,108,050
Equity securities	5,045	5,106
Total investment securities	$1,308,488	$1,315,699

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,092	$3,153
Due in 1 to 5 years	13,827	14,462
Due in 5 to 10 years	59,866	62,268
Due after 10 years	200,918	207,676
Total debt securities	277,703	287,559
Mortgage-backed securities	5,555	5,005
Total investment securities	$283,258	$292,564

Gross gains and losses realized related to the sales of securities available for sale for the three- and six-month periods ended June 30, 2015 and 2014, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$270,688	$154,603	$526,026	$509,891
Gross security gains	3,819	974	8,441	3,446
Gross security losses	709	120	978	1,811

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2015, and December 31, 2014. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2014, and December 31, 2013, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	390,432	(7,343)	128,712	(2,017)	519,144	(9,360)
Obligations of states and political subdivisions	75,481	(1,344)	9,615	(433)	85,096	(1,777)
Total temporarily impaired securities	$465,913	$(8,687)	$138,327	$(2,450)	$604,240	$(11,137)
December 31, 2014
U.S. government corporations and agencies	$6,042	$(15)	$—	$—	$6,042	$(15)
Mortgage-backed securities	327,363	(7,391)	306,078	(4,577)	633,441	(11,968)
Obligations of states and political subdivisions	886	(6)	20,507	(322)	21,393	(328)
Total temporarily impaired securities	$334,291	$(7,412)	$326,585	$(4,899)	$660,876	$(12,311)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Mortgage-backed securities	$—	$—	$1,914	$(816)	$1,914	$(816)
Obligations of states and political subdivisions	26,655	(466)	17,324	(1,071)	43,979	(1,537)
Total temporarily impaired securities	$26,655	$(466)	$19,238	$(1,887)	$45,893	$(2,353)
December 31, 2014
Mortgage-backed securities	$—	$—	$2,761	$(667)	$2,761	$(667)
Obligations of states and political subdivisions	3,172	(422)	29,402	(523)	32,574	(945)
Total temporarily impaired securities	$3,172	$(422)	$32,163	$(1,190)	$35,335	$(1,612)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended June 30, 2015, or December 31, 2014.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Accretion of non-credit related impairment	(24)	(24)	(48)	(48)
Total changes to AOCI for non-credit related impairment	(24)	(24)	(48)	(48)
Total OTTI losses (accretion) recorded on debt securities, net	$(24)	$(24)	$(48)	$(48)

Heartland has not experienced any OTTI writedowns since the initial impairment charge in 2012.

Included in other securities at June 30, 2015, and December 31, 2014, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.6 million and $14.3 million, respectively.

NOTE 4: LOANS AND LEASES

Loans and leases as of June 30, 2015, and December 31, 2014, were as follows, in thousands:

	June 30, 2015	December 31, 2014
Loans and leases receivable held to maturity:
Commercial	$1,189,626	$1,036,080
Commercial real estate	2,010,091	1,707,060
Agricultural and agricultural real estate	444,110	423,827
Residential real estate	443,026	380,341
Consumer	364,441	330,555
Gross loans and leases receivable held to maturity	4,451,294	3,877,863
Unearned discount	(234)	(90)
Deferred loan fees	(1,237)	(1,028)
Total net loans and leases receivable held to maturity	4,449,823	3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	54
Agricultural and agricultural real estate	—	—
Residential real estate	—	1,204
Consumer	—	—
Total loans covered under loss share agreements	—	1,258
Allowance for loan and lease losses	(45,614)	(41,449)
Loans and leases receivable, net	$4,404,209	$3,836,554

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral that Heartland requires for most of these loans and leases is based upon the discounted market value of the collateral. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the U.S. Department of Agriculture's Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

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

The following table shows the balance in the allowance for loan and lease losses at June 30, 2015, and December 31, 2014, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2015.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2015
Commercial	$238	$12,826	$13,064	$10,562	$1,179,064	$1,189,626
Commercial real estate	1,023	16,585	17,608	39,505	1,970,586	2,010,091
Agricultural and agricultural real estate	19	3,657	3,676	4,658	439,452	444,110
Residential real estate	411	3,688	4,099	11,928	431,098	443,026
Consumer	1,118	6,049	7,167	5,006	359,435	364,441
Total	$2,809	$42,805	$45,614	$71,659	$4,379,635	$4,451,294
December 31, 2014
Commercial	$754	$11,155	$11,909	$4,526	$1,031,554	$1,036,080
Commercial real estate	636	15,262	15,898	35,771	1,671,289	1,707,060
Agricultural and agricultural real estate	52	3,243	3,295	5,049	418,778	423,827
Residential real estate	442	3,299	3,741	10,235	370,106	380,341
Consumer	813	5,793	6,606	6,143	324,412	330,555
Total	$2,697	$38,752	$41,449	$61,724	$3,816,139	$3,877,863

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at June 30, 2015, and December 31, 2014, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2015, and December 31, 2014.

	June 30, 2015	December 31, 2014
Nonaccrual loans	$25,894	$24,205
Nonaccrual troubled debt restructured loans	816	865
Total nonaccrual loans	$26,710	$25,070
Accruing loans past due 90 days or more	$—	$—
Performing troubled debt restructured loans	$10,903	$12,133

The following table provides information on troubled debt restructured loans that were modified during the three and six months ended June 30, 2015, and June 30, 2014, dollars in thousands:

	Three Months Ended June 30,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$830	$830	—	$—	$—
Commercial real estate	—	—	—	1	298	298
Total commercial and commercial real estate	1	830	830	1	298	298
Agricultural and agricultural real estate	1	311	311	2	3,357	3,357
Residential real estate	—	—	—	1	38	38
Consumer	—	—	—	—	—	—
Total	1	$1,141	$1,141	4	$3,693	$3,693

	Six Months Ended June 30,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$830	$830	—	$—	$—
Commercial real estate	1	3,992	3,992	1	298	298
Total commercial and commercial real estate	2	4,822	4,822	1	298	298
Agricultural and agricultural real estate	1	311	311	2	3,357	3,357
Residential real estate	—	—	—	1	38	38
Consumer	—	—	—	—	—	—
Total	3	$5,133	$5,133	4	$3,693	$3,693

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At June 30, 2015, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

There were no troubled debt restructured loans for which there was a payment default during the three and six months ended June 30, 2015, and June 30, 2014, that had been modified during the twelve-month period prior to the default.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2015, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at June 30, 2015, and December 31, 2014, in thousands:

	Pass	Nonpass	Total
June 30, 2015
Commercial	$1,071,508	$118,118	$1,189,626
Commercial real estate	1,834,875	175,216	2,010,091
Total commercial and commercial real estate	2,906,383	293,334	3,199,717
Agricultural and agricultural real estate	422,208	21,902	444,110
Residential real estate	424,365	18,661	443,026
Consumer	355,869	8,572	364,441
Total gross loans and leases receivable held to maturity	$4,108,825	$342,469	$4,451,294
December 31, 2014
Commercial	$939,717	$96,363	$1,036,080
Commercial real estate	1,567,711	139,349	1,707,060
Total commercial and commercial real estate	2,507,428	235,712	2,743,140
Agricultural and agricultural real estate	402,883	20,944	423,827
Residential real estate	361,325	19,016	380,341
Consumer	321,114	9,441	330,555
Total gross loans and leases receivable held to maturity	$3,592,750	$285,113	$3,877,863

The nonpass category in the table above is comprised of approximately 66% special mention and 34% substandard as of June 30, 2015. The percent of nonpass loans on nonaccrual status as of June 30, 2015, was 8%. As of December 31, 2014, the nonpass category in the table above was comprised of approximately 66% special mention and 34% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2014, was 9%. Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at June 30, 2015, compared to 0.21% at December 31, 2014. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at June 30, 2015, and December 31, 2014, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2015
Commercial	$3,583	$8	$—	$3,591	$1,183,033	$3,002	$1,189,626
Commercial real estate	3,384	111	—	3,495	1,995,011	11,585	2,010,091
Total commercial and commercial real estate	6,967	119	—	7,086	3,178,044	14,587	3,199,717
Agricultural and agricultural real estate	671	386	—	1,057	441,896	1,157	444,110
Residential real estate	1,694	152	—	1,846	432,648	8,532	443,026
Consumer	3,131	718	—	3,849	358,158	2,434	364,441
Total gross loans and leases receivable held to maturity	$12,463	$1,375	$—	$13,838	$4,410,746	$26,710	$4,451,294
December 31, 2014
Commercial	$980	$48	$—	$1,028	$1,032,707	$2,345	$1,036,080
Commercial real estate	1,788	111	—	1,899	1,693,554	11,607	1,707,060
Total commercial and commercial real estate	2,768	159	—	2,927	2,726,261	13,952	2,743,140
Agricultural and agricultural real estate	119	50	—	169	422,219	1,439	423,827
Residential real estate	1,037	445	—	1,482	371,982	6,877	380,341
Consumer	2,382	1,366	—	3,748	324,005	2,802	330,555
Total gross loans and leases receivable held to maturity	$6,306	$2,020	$—	$8,326	$3,844,467	$25,070	$3,877,863

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at June 30, 2015, and December 31, 2014; the outstanding loan balance recorded on the consolidated balance sheets at June 30, 2015, and December 31, 2014; any related allowance recorded for those loans as of June 30, 2015, and December 31, 2014; the average outstanding loan balance recorded on the consolidated balance sheets during the six months ended June 30, 2015, and year ended December 31, 2014; and the interest income recognized on the impaired loans during the six months ended June 30, 2015, and year ended December 31, 2014, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
June 30, 2015
Impaired loans with a related allowance:
Commercial	$273	$238	$238	$265	$3	$379	$6
Commercial real estate	2,448	2,448	1,023	1,630	4	2,428	10
Total commercial and commercial real estate	2,721	2,686	1,261	1,895	7	2,807	16
Agricultural and agricultural real estate	1,513	1,513	19	2,711	—	2,983	39
Residential real estate	2,793	2,624	411	2,431	5	2,531	9
Consumer	2,972	2,972	1,118	2,889	7	2,735	11
Total impaired loans with a related allowance	$9,999	$9,795	$2,809	$9,926	$19	$11,056	$75
Impaired loans without a related allowance:
Commercial	$10,324	$10,324	$—	$8,163	$141	$5,813	$174
Commercial real estate	40,650	37,057	—	34,798	366	33,449	657
Total commercial and commercial real estate	50,974	47,381	—	42,961	507	39,262	831
Agricultural and agricultural real estate	3,145	3,145	—	2,205	46	2,082	49
Residential real estate	9,380	9,304	—	8,942	12	8,356	71
Consumer	2,034	2,034	—	2,238	12	2,656	23
Total impaired loans without a related allowance	$65,533	$61,864	$—	$56,346	$577	$52,356	$974
Total impaired loans held to maturity:
Commercial	$10,597	$10,562	$238	$8,428	$144	$6,192	$180
Commercial real estate	43,098	39,505	1,023	36,428	370	35,877	667
Total commercial and commercial real estate	53,695	50,067	1,261	44,856	514	42,069	847
Agricultural and agricultural real estate	4,658	4,658	19	4,916	46	5,065	88
Residential real estate	12,173	11,928	411	11,373	17	10,887	80
Consumer	5,006	5,006	1,118	5,127	19	5,391	34
Total impaired loans held to maturity	$75,532	$71,659	$2,809	$66,272	$596	$63,412	$1,049

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2014
Impaired loans with a related allowance:
Commercial	$780	$780	$754	$5,594	$19
Commercial real estate	7,356	7,322	636	5,931	303
Total commercial and commercial real estate	8,136	8,102	1,390	11,525	322
Agricultural and agricultural real estate	3,317	3,317	52	3,966	104
Residential real estate	2,412	2,244	442	3,398	12
Consumer	2,799	2,799	813	4,053	19
Total impaired loans with a related allowance	$16,664	$16,462	$2,697	$22,942	$457
Impaired loans without a related allowance:
Commercial	$4,913	$3,746	$—	$3,499	$101
Commercial real estate	32,708	28,449	—	24,522	1,172
Total commercial and commercial real estate	37,621	32,195	—	28,021	1,273
Agricultural and agricultural real estate	3,961	1,732	—	3,308	13
Residential real estate	8,200	7,991	—	6,267	110
Consumer	3,350	3,344	—	1,870	127
Total impaired loans without a related allowance	$53,132	$45,262	$—	$39,466	$1,523
Total impaired loans held to maturity:
Commercial	$5,693	$4,526	$754	$9,093	$120
Commercial real estate	40,064	35,771	636	30,453	1,475
Total commercial and commercial real estate	45,757	40,297	1,390	39,546	1,595
Agricultural and agricultural real estate	7,278	5,049	52	7,274	117
Residential real estate	10,612	10,235	442	9,665	122
Consumer	6,149	6,143	813	5,923	146
Total impaired loans held to maturity	$69,796	$61,724	$2,697	$62,408	$1,980

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

The carrying amount of the loans acquired with the acquisition of Community Bank & Trust at June 30, 2015, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$—	$82,415	$82,415
Commercial real estate	7,755	211,377	219,132
Agricultural and agricultural real estate	—	2,937	2,937
Residential real estate	—	23,419	23,419
Consumer loans	—	18,116	18,116
Total Loans	$7,755	$338,264	$346,019

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisition was $12.9 million and the estimated fair value of the loans was $8.2 million. At June 30, 2015, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. At June 30, 2015, there was an allowance for loan and lease losses of $550,000 related to these ASC 310-30 loans.

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

At the date of acquisition, the acquired loans and other real estate owned were covered by a loss share agreement for non-residential loans and a loss share agreement for residential real estate. Effective October 1, 2014, loans subject to the non-residential loss sharing agreement with the FDIC were no longer covered by loss sharing agreements. The remaining residential real estate loans covered under the loss share agreement are not material at June 30, 2015.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the six months ended June 30, 2015, and June 30, 2014, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at March 31,2015	$11,688	$16,635	$3,216	$3,745	$6,570	$—	$41,854
Charge-offs	(682)	(371)	(275)	(55)	(1,351)	—	(2,734)
Recoveries	111	370	2	70	267	—	820
Provision	1,947	974	733	339	1,681	—	5,674
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$—	$45,614

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$—	$41,449
Charge-offs	(956)	(704)	(551)	(113)	(2,414)	—	(4,738)
Recoveries	431	496	24	107	500	—	1,558
Provision	1,680	1,918	908	364	2,475	—	7,345
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$—	$45,614

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at March 31, 2014	$11,633	$13,010	$2,571	$3,671	$7,376	$312	$38,573
Charge-offs	(148)	(161)	(125)	(55)	(911)	—	(1,400)
Recoveries	208	514	2	30	214	—	968
Provision	234	1,317	340	169	837	(146)	2,751
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(7,065)	(1,084)	(1,636)	(204)	(2,069)	—	(12,058)
Recoveries	407	1,294	4	56	422	—	2,183
Provision	5,486	318	1,428	243	1,441	166	9,082
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $54.2 million at June 30, 2015, and $35.6 million December 31, 2014. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Heartland recorded $18.6 million of goodwill in connection with the acquisition of Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust, based in Sheboygan, Wisconsin on January 16, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $6.0 million that are expected to be amortized over a period of 10 years. The core deposit intangibles associated with this transaction are not deductible for tax purposes. In addition, Heartland recognized commercial servicing rights of $4.3 million.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2015, and December 31, 2014, are presented in the table below, in thousands:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$27,109	$13,849	$13,260	$21,069	$12,525	$8,544
Mortgage servicing rights	41,458	13,819	27,639	37,825	12,841	24,984
Customer relationship intangible	1,177	794	383	1,177	773	404
Commercial servicing rights	4,396	452	3,944	—	—	—
Total	$74,140	$28,914	$45,226	$60,071	$26,139	$33,932

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Six months ending December 31, 2015	$1,374	$4,368	$21	$421	$6,184
Year ending December 31,
2016	2,467	5,818	41	821	9,147
2017	2,180	4,987	40	769	7,976
2018	1,925	4,156	39	676	6,796
2019	1,667	3,324	38	504	5,533
2020	1,423	2,493	37	314	4,267
Thereafter	2,224	2,493	167	439	5,323

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2015. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.79 billion and $3.50 billion as of June 30, 2015, and December 31, 2014, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $37.0 million at June 30, 2015, and $34.2 million at December 31, 2014.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both June 30, 2015, and December 31, 2014, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 11.43% and 11.40% for the June 30, 2015, and December 31, 2014, valuations, respectively. The discount rate was 9.22% and 9.20% for the June 30, 2015, and December 31, 2014, valuations, respectively. The average capitalization rate for the first six months of 2015 ranged from 65 to 138 basis points compared to 75 and 139 basis points for 2014. Fees collected for the servicing of mortgage loans for others were $5.0 million and $4.2 million for the six months ended June 30, 2015, and June 30, 2014, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six-month periods ended June 30, 2015, and June 30, 2014:

	2015	2014
Balance at January 1	$24,984	$21,788
Originations	7,015	3,344
Amortization	(4,360)	(2,355)
Balance at June 30	$27,639	$22,777
Fair value of mortgage servicing rights	$36,971	$31,471
Mortgage servicing rights, net to servicing portfolio	0.73%	0.71%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. The commercial servicing portfolio is comprised of loans serviced for the Small Business Administration and United States Department of Agriculture, which totaled $159.6 million. Fees collected for the servicing of commercial loans for others were $360,000. The fair value of Heartland's commercial servicing rights was estimated at $4.6 million as of June 30, 2015.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six-month periods ended June 30, 2015, and June 30, 2014:

	2015	2014
Balance at January 1	$—	$—
Acquired	4,255	—
Originations	141	—
Amortization	(452)	—
Balance at June 30	$3,944	$—

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount. At June 30, 2015, no valuation allowance was required for any of Heartland's servicing rights.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments, forward sales of mortgage securities, as well as facilitating back-to-back loan swaps to assist customers in managing interest rate risk. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with counterparties that met Heartland’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $3.0 million and $5.3 million of cash as collateral at June 30, 2015, and December 31, 2014, respectively. Heartland's counterparties were required to pledge $2.4 million and $0 at June 30, 2015, and December 31, 2014, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2015, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.1 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.2 million.

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

Heartland entered into three forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.
During the first quarter of 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which will convert from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture. The effective date of the interest rate swap transaction is June 15, 2017, and Heartland Statutory Trust VI will effectively remain at a fixed interest rate. The forward-starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap is effective on March 1, 2017, and will replace the current interest rate swap related to Heartland Statutory Trust VII upon its expiration on March 1, 2017.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2015, and December 31, 2014, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2015
Interest rate swap	$9,667	$(159)	Other Liabilities	2.937%	5.140%	04/20/2016
Interest rate swap	25,000	(523)	Other Liabilities	0.283%	2.255%	03/17/2021
Interest rate swap	20,000	(877)	Other Liabilities	0.283%	3.220%	03/01/2017
Interest rate swap	20,000	(1,680)	Other Liabilities	0.271%	3.355%	01/07/2020
Interest rate swap	10,000	(86)	Other Liabilities	0.281%	1.674%	03/26/2019
Interest rate swap	10,000	(86)	Other Liabilities	0.283%	1.658%	03/18/2019
Interest rate swap	20,000	491	Other Assets	1.700%	2.390%	06/15/2024
Interest rate swap	20,000	452	Other Assets	1.676%	2.352%	03/01/2024

December 31, 2014
Interest rate swap	$10,369	$(248)	Other Liabilities	2.915%	5.140%	04/20/2016
Interest rate swap	25,000	(534)	Other Liabilities	0.243%	2.255%	03/17/2021
Interest rate swap	20,000	(1,046)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,748)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	(35)	Other Liabilities	0.255%	1.674%	03/26/2019
Interest rate swap	10,000	(35)	Other Liabilities	0.243%	1.658%	03/18/2019

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the six months ended June 30, 2015, and June 30, 2014, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2015
Interest rate swap	$50	Interest Expense	$(56)	Other Income	$—
Interest rate swap	387	Interest Expense	(126)	Other Income	—
Interest rate swap	124	Interest Expense	(150)	Other Income	—
Interest rate swap	252	Interest Expense	(155)	Other Income	—
Interest rate swap	57	Interest Expense	(36)	Other Income	—
Interest rate swap	55	Interest Expense	(36)	Other Income	—
Interest rate swap	584	Interest Expense	—	Other Income	—
Interest rate swap	559	Interest Expense	—	Other Income	—

Six Months Ended June 30, 2015
Interest rate swap	$89	Interest Expense	$(113)	Other Income	$—
Interest rate swap	11	Interest Expense	(252)	Other Income	—
Interest rate swap	169	Interest Expense	(301)	Other Income	—
Interest rate swap	68	Interest Expense	(315)	Other Income	—
Interest rate swap	(51)	Interest Expense	(71)	Other Income	—
Interest rate swap	(51)	Interest Expense	(71)	Other Income	—
Interest rate swap	491	Interest Expense	—	Other Income	—
Interest rate swap	452	Interest Expense	—	Other Income	—

Three Months Ended June 30, 2014
Interest rate swap	$44	Interest Expense	$(64)	Other Income	$—
Interest rate swap	(372)	Interest Expense	(129)	Other Income	—
Interest rate swap	65	Interest Expense	(151)	Other Income	—
Interest rate swap	(159)	Interest Expense	(156)	Other Income	—
Interest rate swap	(86)	Interest Expense	(37)	Other Income	—
Interest rate swap	(85)	Interest Expense	(36)	Other Income	—
Interest rate swap	—	Interest Expense	—	Other Income	—

Six Months Ended June 30, 2014
Interest rate swap	$95	Interest Expense	$(129)	Other Income	$—
Interest rate swap	(310)	Interest Expense	(129)	Other Income	—
Interest rate swap	179	Interest Expense	(302)	Other Income	—
Interest rate swap	(240)	Interest Expense	(315)	Other Income	—
Interest rate swap	(41)	Interest Expense	(37)	Other Income	—
Interest rate swap	(40)	Interest Expense	(36)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—

Fair Value Hedge

Heartland uses interest rate swaps to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receives a variable interest rate from the same counterparty based on one month LIBOR plus .88% calculated on a notional amount of $13.8 million. The swap is designated as a fair value hedge and did not have a material impact on the consolidated balance sheets as of June 30, 2015, or consolidated statements of income for the three- and six-month periods ended June 30, 2015. Heartland was required to pledge $414,000 of cash as collateral as of June 30, 2015. The swap was recorded in other liabilities with a fair value of $3,000 as of June 30, 2015.

Loan Swaps

Heartland enters into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. As of June 30, 2015, the fair value of the swap asset was $193,000, and the fair value of the swap liability was $193,000. The notional amount of the back-to-back loan swaps total $16.2 million as of June 30, 2015. As of June 30, 2015, Heartland did not have any cash posted as collateral related to these back-to-back swaps, and there was no material impact to the consolidated financial statements.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at June 30, 2015, and December 31, 2014, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2015
Interest rate lock commitments (mortgage)	Other Assets	$197,970	$6,558
Forward commitments	Other Assets	301,592	2,834
Forward commitments	Other Liabilities	160,960	(603)
December 31, 2014
Interest rate lock commitments (mortgage)	Other Assets	$74,863	$2,496
Forward commitments	Other Assets	88,484	275
Forward commitments	Other Liabilities	218,337	(1,619)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three- and six-month periods ended June 30, 2015, and June 30, 2014, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(1,712)
Forward commitments	Gains on sale of loans held for sale	3,700

Six Months Ended June 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,832
Forward commitments	Gains on sale of loans held for sale	3,575

Three Months Ended June 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,435
Forward commitments	Gains on sale of loans held for sale	(1,837)

Six Months Ended June 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$5,317
Forward commitments	Gains on sale of loans held for sale	(2,979)

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, and December 31, 2014, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$15,802	$523	$15,279	$—
Mortgage-backed securities	1,108,050	—	1,102,523	5,527
Obligations of states and political subdivisions	186,001	—	186,001	—
Corporate debt securities	740	—	—	740
Equity securities	5,106	—	5,106	—
Derivative financial instruments	1,136	—	1,136	—
Interest rate lock commitments	6,558	—	—	6,558
Forward commitments	2,834	—	2,834	—
Total assets at fair value	$1,326,227	$523	$1,312,879	$12,825
Liabilities
Derivative financial instruments	$3,607	$—	$3,607	$—
Forward commitments	603	—	603	—
Total liabilities at fair value	$4,210	$—	$4,210	$—
December 31, 2014
Assets
Securities available for sale
U.S. government corporations and agencies	$24,093	$2,529	$21,564	$—
Mortgage-backed securities	1,219,266	—	1,214,319	4,947
Obligations of states and political subdivisions	153,426	—	153,426	—
Corporate debt securities	—	—	—	—
Equity securities	5,083	—	5,083	—
Interest rate lock commitments	2,496	—	—	2,496
Forward commitments	275	—	275	—
Total assets at fair value	$1,404,639	$2,529	$1,394,667	$7,443
Liabilities
Derivative financial instruments	$3,646	$—	$3,646	$—
Forward commitments	1,619	—	1,619	—
Total liabilities at fair value	$5,265	$—	$5,265	$—

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	4,927	—	—	4,927	160
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,662	—	—	2,662	63
Consumer	1,854	—	—	1,854	—
Total collateral dependent impaired loans	$9,443	$—	$—	$9,443	$223
Other real estate owned	$16,983	$—	$—	$16,983	$855

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,033	$—	$—	$1,033	$659
Commercial real estate	12,584	—	—	12,584	492
Agricultural and agricultural real estate	552	—	—	552	2,229
Residential real estate	3,173	—	—	3,173	—
Consumer	2,003	—	—	2,003	22
Total collateral dependent impaired loans	$19,345	$—	$—	$19,345	$3,402
Other real estate owned	$19,016	$—	$—	$19,016	$1,938

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$5,527	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	16.29 - 36.53% (29.70%)
			Actual deferrals	5.60 - 27.01% (17.21%)
Corporate debt securities	740	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	6,558	Discounted cash flows	Closing ratio	(2)
Collateral dependent impaired loans:
Commercial	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	4,927	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,662	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,854	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)
Other real estate owned	16,983	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at June 30, 2015, was 86%.

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

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at December 31, 2014, was 84%.

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$4,947	$3,298
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	696	1,783
Purchases, sales and settlements:
Purchases	6	—
Sales	—	—
Settlements	(122)	(134)
Balance at period end	$5,527	$4,947

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$—	$—
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	740	—
Sales	—	—
Settlements	—	—
Balance at period end	$740	$—

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$2,496	$1,809
Total gains (losses) included in earnings	3,832	2,422
Issuances	2,530	2,038
Settlements	(2,300)	(3,773)
Balance at period end	$6,558	$2,496

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2015, and December 31, 2014, were $6.6 million and $2.5 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2015, and December 31, 2014, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$119,722	$119,722	$119,722	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,315,699	1,315,699	523	1,308,909	6,267
Held to maturity	283,258	292,564	—	292,564	—
Other investments	20,455	20,455	—	20,220	235
Loans held for sale	105,898	105,898	—	105,898	—
Loans, net:
Commercial	1,176,157	1,165,559	—	1,165,559	—
Commercial real estate	1,991,799	1,993,635	—	1,988,708	4,927
Agricultural and agricultural real estate	440,864	443,725	—	443,725	—
Residential real estate	438,184	435,955	—	433,293	2,662
Consumer	357,205	360,176	—	358,322	1,854
Total Loans, net	4,404,209	4,399,050	—	4,389,607	9,443
Derivative financial instruments	1,136	1,136	—	1,136	—
Interest rate lock commitments	6,558	6,558	—	—	6,558
Forward commitments	2,834	2,834	—	2,834	—
Financial liabilities:
Deposits
Demand deposits	1,536,355	1,536,355	—	1,536,355	—
Savings deposits	2,816,666	2,816,666	—	2,816,666	—
Time deposits	964,248	964,248	—	964,248	—
Short term borrowings	477,918	477,918	—	477,918	—
Other borrowings	296,594	299,845	—	299,845	—
Derivative financial instruments	3,607	3,607	—	3,607	—
Forward commitments	603	603	—	603	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,871	$73,871	$73,871	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Available for sale	1,401,868	1,401,868	2,529	1,394,392	4,947
Held to maturity	284,587	296,768	—	296,768	—
Other investments	20,498	20,498	—	20,263	235
Loans held for sale	70,514	70,514	—	70,514	—
Loans, net:
Commercial	1,024,065	1,009,802	—	1,008,769	1,033
Commercial real estate	1,690,899	1,699,722	—	1,687,138	12,584
Agricultural and agricultural real estate	420,623	423,968	—	423,416	552
Residential real estate	377,094	370,178	—	367,005	3,173
Consumer	323,873	330,211	—	328,208	2,003
Total Loans, net	3,836,554	3,833,881	—	3,814,536	19,345
Derivative financial instruments	—	—	—	—	—
Interest rate lock commitments	2,496	2,496	—	—	2,496
Forward commitments	275	275	—	275	—
Financial liabilities:
Deposits
Demand deposits	1,295,193	1,295,193	—	1,295,193	—
Savings deposits	2,687,493	2,687,493	—	2,687,493	—
Time deposits	785,336	785,336	—	785,336	—
Short term borrowings	330,264	330,264	—	330,264	—
Other borrowings	396,255	401,978	—	401,978	—
Derivative financial instruments	3,646	3,646	—	3,646	—
Forward commitments	1,619	1,619	—	1,619	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three- and six-month periods ended June 30, 2015, and June 30, 2014, in thousands.

	Three Months Ended June 30,
	2015			2014
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$55,988	$1,656	$57,644	$50,285	$514	$50,799
Provision for loan losses	5,674	—	5,674	2,751	—	2,751
Total noninterest income	15,603	15,058	30,661	11,991	9,544	21,535
Total noninterest expense	48,987	14,495	63,482	43,543	11,116	54,659
Income (loss) before taxes	$16,930	$2,219	$19,149	$15,982	$(1,058)	$14,924
Average Loans, for the period	$4,340,289	$106,835	$4,447,124	$3,621,543	$70,616	$3,692,159
Segment Assets, at period end	$6,579,225	$137,782	$6,717,007	$5,799,636	$114,282	$5,913,918

	Six Months Ended June 30,
	2015			2014
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$108,877	$2,697	$111,574	$98,140	$1,271	$99,411
Provision for loan losses	7,345	—	7,345	9,082	—	9,082
Total noninterest income	32,664	28,660	61,324	23,517	16,868	40,385
Total noninterest expense	96,446	26,650	123,096	85,880	21,317	107,197
Income (loss) before taxes	$37,750	$4,707	$42,457	$26,695	$(3,178)	$23,517
Average Loans, for the period	$4,265,624	$92,231	$4,357,855	$3,575,284	$56,693	$3,631,977
Segment Assets, at period end	$6,579,225	$137,782	$6,717,007	$5,799,636	$114,282	$5,913,918

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

Net income available to common stockholders was $15.0 million, or $0.72 per diluted common share, for the quarter ended June 30, 2015, compared to $10.6 million, or $0.56 per diluted common share, for the second quarter of 2014. Return on average common equity was 12.26% and return on average assets was 0.91% for the second quarter of 2015, compared to 11.14% and 0.73%, respectively, for the same quarter in 2014.

Positively affecting net income for the quarter were increases in net interest income, securities gains and gains on sale of loans held for sale. These improvements were partially offset by increases in the provision for loan and lease losses, salaries and employee benefits and other noninterest expenses. Loan growth for the quarter was $206.1 million or 19% annualized since March 31, 2015.

Net income available to common stockholders for the first six months of 2015 was $30.5 million, or $1.47 per diluted common share, compared to $17.3 million, or $0.92 per diluted common share, recorded during the first six months of 2014. Return on average common equity was 12.90% and return on average assets was 0.94% for the first six months of 2015, compared to 9.32% and 0.60%, respectively, for the same period in 2014.

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin, in an all stock transaction. Simultaneous with the closing, Community Bank & Trust was merged into Heartland's Wisconsin Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $525.3 million, total loans of $395.0 million and total deposits of $434.0 million. Conversion onto Heartland's core processing systems for this transaction was completed on May 15, 2015.

During the second quarter of 2015, Heartland announced it had entered into three definitive merger agreements. The first is with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. Under the terms of this agreement, Heartland will acquire Community Bancorporation of New Mexico, Inc. in an all cash transaction valued at approximately $11.1 million. Simultaneous with closing of the transaction, which is expected to occur during the third quarter of 2015, Community Bank will be merged into Heartland’s New Mexico Bank & Trust subsidiary. Community Bank had assets of approximately $175 million at June 30, 2015.

The second is with First Scottsdale Bank, National Association, in Scottsdale, Arizona. Under this agreement, Heartland will acquire First Scottsdale Bank in an all cash transaction valued at approximately $17.7 million, and First Scottsdale Bank will be merged into Heartland’s Arizona Bank & Trust subsidiary. The transaction is expected to close during the third quarter of 2015. First Scottsdale Bank had assets of approximately $96 million at June 30, 2015.

The third merger agreement signed during the quarter is with Premier Valley Bank, a community bank based in Fresno, California, that had assets of approximately $655 million at June 30, 2015. Under this agreement, Premier Valley will become a wholly-owned subsidiary of Heartland and operate under its present name and management team as Heartland's tenth state-chartered bank. Premier Valley shareholders will receive approximately $95 million or $7.73 per share of Premier Valley common stock in the merger, and may elect to receive this payment in shares of Heartland common stock or in cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. The transaction is expected to close during the fourth quarter of 2015.

Total assets were $6.72 billion at June 30, 2015, an increase of $665.2 million or 11% since year-end 2014. Total assets at June 30, 2015, included the assets acquired from Community Banc-Corp of Sheboygan, Inc., which totaled $525.3 million at the January 16, 2015, acquisition date. Securities represented 24% of total assets at June 30, 2015, compared to 28% at year-end 2014, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $4.45 billion at June 30, 2015, compared to $3.88 billion at year-end 2014, an increase of $573.1 million or 15%, which includes $395.0 million acquired in the Community Bank & Trust merger. Exclusive of this acquisition, total loans and leases held to maturity increased $178.1 million or 9% annualized since year-end 2014.

Total deposits were $5.32 billion as of June 30, 2015, compared to $4.77 billion at year-end 2014, an increase of $549.2 million or 12%, with $434.0 million attributable to the Community Bank & Trust acquisition. Exclusive of the acquisition, total deposits increased $115.2 million or 5% annualized since year-end 2014. Included in deposit growth during the first six months of 2015 was a $140.3 million increase in brokered time deposits, the majority of which was issued during the second quarter to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the first six months of 2015.

Common stockholders' equity was $497.5 million at June 30, 2015, compared to $414.6 million at year-end 2014. Book value per common share was $24.13 at June 30, 2015, compared to $22.40 at year-end 2014. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $4.4 million at June 30, 2015, compared to $3.6 million at December 31, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.97% during the second quarter of 2015 compared to 3.90% during the first quarter of 2015 and 4.04% during the second quarter of 2014. For the first six months of 2015, net interest margin was 3.93% compared to 3.98% for the first six months of 2014. Heartland's success in maintaining net interest margin near the 4.00% level is the result of continuous price discipline on both sides of the balance sheet and management's ability to shift dollars from the securities portfolio into the loan portfolio.

Interest income increased $6.2 million or 10% to $65.4 million in the second quarter of 2015 from $59.3 million in the second quarter of 2014. After adjustment to add $2.4 million for the second quarter of 2015 and $2.7 million for the second quarter of 2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the second quarter of 2015 was $67.8 million compared to $62.0 million in the second quarter of 2014. For the first six months of 2015, interest income increased $12.0 million or 10% to $128.5 million from $116.5 million for the first six months of 2014. After adjustment to add $4.8 million for the first six months of 2015 and $5.1 million for the first six months of 2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the first six months of 2015 was $133.3 million compared to $121.7 million in the first six months of 2014. These increases were primarily due to growth in average earning assets, which increased $748.7 million or 14% during the second quarter of 2015 compared to the second quarter of 2014 and $664.3 million or 13% during the first six months of 2015 compared to the first six months of 2014. The Community Bank & Trust acquisition completed during the first quarter of 2015 accounted for approximately $450.0 million of the growth in average earning assets for the quarterly comparative period and approximately $412.7 million for the six month comparative period. The remainder of the growth in average earning assets in both periods was primarily attributable to loan growth experienced during the last half of 2014 and first half of 2015. Also contributing to the increases in interest income during both comparative periods was a change in the composition of average earning assets from lower-yielding investments to higher-yielding loans. The percentage of average net loans and leases to total earning assets was 73% during the second quarter of 2015 compared to 69% during the second quarter of 2014 and 72% during the first six months of 2015 compared to 68% during the first six months of 2014.

Interest expense for the second quarter of 2015 was $7.8 million, a decrease of $667,000 or 8% from $8.5 million in the second quarter of 2014. Interest expense for the first six months of 2015 was $17.0 million compared to $17.1 million for the first six months of 2014, a decrease of $156,000 or 1%. Average interest bearing liabilities increased $360.0 million or 9% for the quarter ended June 30, 2015, as compared to the same quarter in 2014, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 13 basis points from 0.83% in the second quarter of 2014 to 0.70% in the second quarter of 2015. Average interest bearing liabilities increased $334.4 million or 8% for the first six months of 2015 as compared to the first six months in 2014, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 7 basis points from 0.84% in the first six months of 2014 to 0.77% in the first six months of 2015. The average interest rate paid on savings deposits was 0.23% during the second quarter of 2015 compared to 0.32% during the second quarter of 2014 and the average interest rate paid on time deposits was 0.97% during the second quarter of 2015 compared to 1.14% during the second quarter of 2014. For the first six months of 2015, the average interest rate paid on savings deposits was 0.24% compared to 0.33% during the first six months of 2014 and the average interest rate paid on time deposits was 1.03% during the first six months of 2015 compared to 1.18% during the first six months of 2014. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is limited flexibility to pay lower rates on these deposits in the future.

Net interest income increased $6.8 million or 13% to $57.6 million in the second quarter of 2015 from the $50.8 million recorded in the second quarter of 2014. Net interest income on a tax-equivalent basis totaled $60.1 million during the second quarter of 2015, an increase of $6.5 million or 12% from the $53.6 million recorded during the second quarter of 2014. For the first six months of 2015, net interest income increased $12.2 million or 12% to $111.6 million from the $99.4 million recorded in the first six months of 2014. Net interest income on a tax-equivalent basis totaled $116.4 million during the first six months of 2015, an increase of $11.8 million or 11% from the $104.6 million recorded during the six months of 2014. Net interest income in dollars has increased steadily for each of the last seven quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 36% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 57% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended June 30, 2015 and 2014
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,324,870	$6,739	2.04%	$1,287,411	$7,447	2.32%
Nontaxable(1)	325,023	4,422	5.46	374,093	5,705	6.12
Total securities	1,649,893	11,161	2.71	1,661,504	13,152	3.17
Interest bearing deposits	10,889	3	0.11	7,236	7	0.39
Federal funds sold	5,109	1	0.08	202	—	—
Loans and leases:(2)
Commercial and commercial real estate(1)	3,122,239	37,666	4.84	2,584,110	31,418	4.88
Residential mortgage	538,170	5,415	4.04	428,160	4,617	4.33
Agricultural and agricultural real estate(1)	428,284	5,280	4.94	371,191	4,742	5.12
Consumer	358,431	7,204	8.06	308,698	6,484	8.42
Fees on loans	—	1,119	—	—	1,604	—
Less: allowance for loan and lease losses	(43,171)	—	—	(39,952)	—	—
Net loans and leases	4,403,953	56,684	5.16	3,652,207	48,865	5.37
Total earning assets	6,069,844	67,849	4.48%	5,321,149	62,024	4.68%
Nonearning assets	555,953			478,955
Total assets	$6,625,797			$5,800,104
Interest Bearing Liabilities
Savings	$2,852,272	$1,642	0.23%	$2,585,831	$2,090	0.32%
Time, $100,000 and over	348,661	794	0.91	328,950	842	1.03
Other time deposits	552,115	1,383	1.00	543,326	1,645	1.21
Short-term borrowings	373,021	212	0.23	300,936	202	0.27
Other borrowings	325,131	3,766	4.65	332,190	3,685	4.45
Total interest bearing liabilities	4,451,200	7,797	0.70%	4,091,233	8,464	0.83%
Noninterest bearing liabilities
Noninterest bearing deposits	1,549,187			1,207,886
Accrued interest and other liabilities	54,318			38,726
Total noninterest bearing liabilities	1,603,505			1,246,612
Stockholders' Equity	571,092			462,259
Total Liabilities and Stockholders' Equity	$6,625,797			$5,800,104
Net interest income(1)		$60,052			$53,560
Net interest spread(1)			3.78%			3.85%
Net interest income to total earning assets(1)			3.97%			4.04%
Interest bearing liabilities to earning assets	73.33%			76.89%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Six Months Ended June 30, 2015 and 2014
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,304,304	$13,871	2.14%	$1,315,116	$15,208	2.33%
Nontaxable(1)	328,163	8,908	5.47	386,438	10,508	5.48
Total securities	1,632,467	22,779	2.81	1,701,554	25,716	3.05
Interest bearing deposits	10,046	7	0.14	6,828	14	0.41
Federal funds sold	6,356	2	0.06	504	—	—
Loans and leases:(2)
Commercial and commercial real estate(1)	3,072,995	73,541	4.83	2,542,457	61,730	4.90
Residential mortgage	508,723	10,298	4.08	414,254	8,967	4.37
Agricultural and agricultural real estate(1)	423,295	10,310	4.91	372,681	9,477	5.13
Consumer	352,842	14,092	8.05	302,585	12,668	8.44
Fees on loans	—	2,315	—	—	3,099	—
Less: allowance for loan and lease losses	(42,612)	—	—	(41,006)	—	—
Net loans and leases	4,315,243	110,556	5.17	3,590,971	95,941	5.39
Total earning assets	5,964,112	133,344	4.51%	5,299,857	121,671	4.63%
Nonearning assets	576,397			485,452
Total assets	$6,540,509			$5,785,309
Interest Bearing Liabilities
Savings	$2,841,675	$3,437	0.24%	$2,562,256	$4,152	0.33%
Time, $100,000 and over	346,523	1,632	0.95	334,615	1,717	1.03
Other time deposits	544,187	2,922	1.08	555,097	3,486	1.27
Short-term borrowings	334,105	410	0.25	303,489	428	0.28
Other borrowings	358,350	8,568	4.82	335,009	7,343	4.42
Total interest bearing liabilities	4,424,840	16,969	0.77%	4,090,466	17,126	0.84%
Noninterest bearing liabilities
Noninterest bearing deposits	1,500,013			1,197,715
Accrued interest and other liabilities	57,663			42,165
Total noninterest bearing liabilities	1,557,676			1,239,880
Stockholders' Equity	557,993			454,963
Total Liabilities and Stockholders' Equity	$6,540,509			$5,785,309
Net interest income(1)		$116,375			$104,545
Net interest spread(1)			3.74%			3.79%
Net interest income to total earning assets(1)			3.93%			3.98%
Interest bearing liabilities to earning assets	74.19%			77.18%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $5.7 million for the second quarter of 2015 compared to $2.8 million for the second quarter of 2014, with approximately $1.0 million attributed to the higher loan growth experienced during the second quarter of 2015 compared to the second quarter of 2014, $600,000 related to valuation changes on purchased impaired loans and the remainder primarily attributable to provision necessary to establish an allowance for loans acquired in prior acquisitions for which purchase accounting valuation reserves were depleted.

For the first six months of 2015, the provision for loan losses was $7.3 million compared to $9.1 million for the first six months of 2014. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge off on a single large credit. Excluding this single charge-off, the increase in provision for the six-month comparative period was $2.7 million, primarily for the reasons discussed above.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of June 30, 2015, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three- and six-month periods ended June 30, 2015 and 2014, in thousands:

	Three Months Ended June 30,
	2015	2014	Change	% Change
Service charges and fees	$5,900	$5,254	$646	12%
Loan servicing income	1,163	1,393	(230)	(17)
Trust fees	3,913	3,343	570	17
Brokerage and insurance commissions	916	1,158	(242)	(21)
Securities gains, net	3,110	854	2,256	264
Gain (loss) on trading account securities, net	—	—	—	—
Net gains on sale of loans held for sale	14,599	8,796	5,803	66
Income on bank owned life insurance	459	339	120	35
Other noninterest income	601	398	203	51
Total noninterest income	$30,661	$21,535	$9,126	42%

	Six Months Ended June 30,
	2015	2014	Change	% Change
Service charges and fees	$11,304	$10,150	$1,154	11%
Loan servicing income	2,204	2,904	(700)	(24)
Trust fees	7,544	6,553	991	15
Brokerage and insurance commissions	2,003	2,281	(278)	(12)
Securities gains, net	7,463	1,635	5,828	356
Gain (loss) on trading account securities, net	—	(38)	38	100
Net gains on sale of loans held for sale	28,341	15,175	13,166	87
Income on bank owned life insurance	983	702	281	40
Other noninterest income	1,482	1,023	459	45
Total noninterest income	$61,324	$40,385	$20,939	52%

Noninterest income totaled $30.7 million during the second quarter of 2015 compared to $21.5 million during the second quarter of 2014, an increase of $9.1 million or 42%. For the six-month period ended on June 30, noninterest income totaled $61.3 million during 2015 compared to $40.4 million during 2014, an increase of $20.9 million or 52%. These increases were primarily due to increased securities gains and net gains on sale of loans held for sale.

Service charges and fees increased $646,000 or 12% during the quarters under comparison and $1.2 million or 11% during the six-month periods under comparison, with a majority of this growth attributable to the service charges and fees collected at newly acquired Community Bank & Trust locations. Service charges on checking and savings accounts recorded during the second quarter of 2015 were $1.4 million compared to $1.3 million during the second quarter of 2014, an increase of $147,000 or 12%. For the six months ended June 30, service charges on checking and savings accounts totaled $2.9 million during 2015 compared to $2.5 million during 2014, an increase of $344,000 or 14%. Overdraft fees were $1.8 million during the second quarter of 2015 compared to $1.5 million during the second quarter of 2014, an increase of $246,000 or 16%. For the six months ended June 30, overdraft fees totaled $3.3 million during 2015 compared to $2.9 million during 2014, an increase of $405,000 or 14%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.0 million during the second quarter of 2015 compared to $1.8 million during the second quarter of 2014, an increase of $203,000 or 11%. These same fees were $3.9 million during the first six months of 2015 compared to $3.5 million during the first six months of 2014, an increase of $426,000 or 12%. These increases are primarily attributable to a larger demand deposit customer base in 2015, a portion of which is due to the Community Bank & Trust acquisition completed during the first quarter of 2015. Fees associated with credit card services were $521,000 during the second quarter of 2015 compared to $548,000 during the second quarter of 2014, a decrease of $27,000 or 5%. For the first six months of 2015, these fees were $886,000 during 2015 compared to $1.0 million during 2014, a decrease of $154,000 or 15%. The larger decrease for the six-month comparative period was primarily a result of Morrill & Janes Bank and Trust Company's sale of its merchant credit card processing servicing portfolio in December 2014 to be consistent with the handling of such services at the other Heartland subsidiary banks.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans. Loan servicing income totaled $1.2 million during the second quarter of 2015 compared to $1.4 million during the second quarter of 2014. On a six-month comparative basis, loan servicing income totaled $2.2 million during the first six months of 2015 compared to $2.9 million during the same period in 2014. Loan servicing income related to the servicing of commercial and agricultural loans totaled $794,000 for the second quarter of 2015 compared to $550,000 for the second quarter of 2014, an increase of $244,000 or 44%. For the first six months of the year, fees collected for commercial and agricultural loan servicing totaled $1.5 million during 2015 compared to $1.1 million during 2014, an increase of $441,000 or 41%. These increases resulted primarily from the additional commercial and agricultural loans acquired in the Community Bank & Trust acquisition. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $2.6 million during the second quarter of 2015 compared to $2.1 million during the second quarter of 2014, an increase of $434,000 or 20%. For the first six months of the year, the fees collected for the servicing of mortgage loans for others were $5.0 million during 2015 compared to $4.2 million during 2014, an increase of $862,000 or 21%. Also included in loan servicing income (as a reduction) is the amortization of mortgage servicing rights, which was $2.2 million during the second quarter of 2015 compared to $1.3 million during the second quarter of 2014, an increase of $908,000 or 71%. For the first six months of the year, the amortization of mortgage servicing rights was $4.4 million during 2015 compared to $2.4 million during 2014, an increase of $2.0 million or 85%. These increases are reflective of higher prepayments in the serviced mortgage loans portfolio during the first six months of 2015, causing a decrease in total residential mortgage loan servicing income.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
Mortgage Servicing Fees	$2,553	$2,495	$2,396	$2,225	$2,119
Mortgage Servicing Rights Amortization	(2,184)	(2,175)	(1,643)	(1,424)	(1,276)
Total Residential Mortgage Loan Servicing Income	$369	$320	$753	$801	$843
Net Gains On Sale of Residential Mortgage Loans	$14,121	$13,602	$7,384	$8,260	$8,583
Total Residential Mortgage Loan Applications	$615,463	$647,487	$383,845	$445,039	$460,533
Residential Mortgage Loans Originated	$421,798	$319,581	$293,268	$312,428	$277,895
Residential Mortgage Loans Sold	$402,151	$268,786	$281,250	$283,677	$208,429
Residential Mortgage Loan Servicing Portfolio	$3,785,794	$3,578,409	$3,498,724	$3,362,717	$3,198,510

Net gains on sale of loans held for sale totaled $14.6 million during the second quarter of 2015 compared to $8.8 million during the second quarter of 2014, an increase of $5.8 million or 66%. During the first six months of 2015, net gains on sale of loans held for sale totaled $28.3 million compared to $15.2 million during the same period in 2014, an increase of $13.2 million or

87%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. This increase was related to the lower interest rate environment in the first half of 2015 that encouraged mortgage loan refinancing, as opposed to a relatively higher interest rate environment in the first half of 2014. As a result, mortgage loan applications were $1.26 billion in the first half of 2015 compared to $777.4 million in the first half of 2014, an increase of $485.6 million or 62%. The volume of mortgage loans sold totaled $670.9 million during the first half of 2015, a $312.5 million or 87% increase from the $358.4 million sold during the first half of 2014.

Trust fees increased $570,000 or 17% during the second quarter of 2015 compared to the same quarter in 2014. For the six-month period ended June 30, 2015, trust fees increased $991,000 or 15% compared to the same six-month period in 2014. A large portion of trust fees is based upon the market value of the trust assets under management, which was $1.96 billion at June 30, 2015, compared to $1.86 billion at June 30, 2014. Those values fluctuate throughout the year as market conditions improve or decline.

Net securities gains totaled $3.1 million during the second quarter of 2015 compared to $854,000 during the second quarter of 2014, an increase of $2.3 million or 264%. For the first six months of 2015, net securities gains totaled $7.5 million during 2015 compared to $1.6 million during the first six months of 2014, an increase of $5.8 million or 356%. These increases were related to the low interest rate environment during the first half of 2015 that encouraged rebalancing of the securities portfolio, as opposed to the flat or moderately increasing interest rate environment that existed during the first half of 2014.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and six-month periods ended June 30, 2015 and 2014, in thousands:

	Three Months Ended June 30,
	2015	2014	Change	% Change
Salaries and employee benefits	$36,851	$32,563	$4,288	13%
Occupancy	4,028	3,984	44	1
Furniture and equipment	2,176	2,085	91	4
Professional fees	5,249	4,214	1,035	25
FDIC insurance assessments	899	980	(81)	(8)
Advertising	1,333	1,511	(178)	(12)
Intangible assets amortization	715	591	124	21
Other real estate and loan collection expenses	753	518	235	45
Loss on sales/valuations of assets, net	1,509	1,379	130	9
Other noninterest expenses	9,969	6,834	3,135	46
Total Noninterest Expenses	$63,482	$54,659	$8,823	16%
Efficiency ratio, fully taxable equivalent(1)	67.43%	70.97%

(1) See the reconciliation of Non-GAAP measure below.

	Six Months Ended June 30,
	2015	2014	Change	% Change
Salaries and employee benefits	$73,489	$64,882	$8,607	13%
Occupancy	8,287	8,034	253	3
Furniture and equipment	4,282	3,975	307	8
Professional fees	11,293	8,740	2,553	29
FDIC insurance assessments	1,855	1,960	(105)	(5)
Advertising	2,514	2,699	(185)	(7)
Intangible assets amortization	1,346	1,215	131	11
Other real estate and loan collection expenses	1,218	1,570	(352)	(22)
Loss on sales/valuations of assets, net	1,862	1,542	320	21
Other noninterest expenses	16,950	12,580	4,370	35
Total Noninterest Expenses	$123,096	$107,197	$15,899	15%
Efficiency ratio, fully taxable equivalent(1)	69.14%	72.88%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income	$57,644	$50,799	$111,574	$99,411
Taxable equivalent adjustment(1)	2,408	2,761	4,801	5,134
Fully taxable equivalent net interest income	60,052	53,560	116,375	104,545
Noninterest income	30,661	21,535	61,324	40,385
Securities gains, net	(3,110)	(854)	(7,463)	(1,635)
Adjusted income	$87,603	$74,242	$170,236	$143,295

Total noninterest expenses	$63,482	$54,659	$123,096	$107,197
Less:
Intangible assets amortization	715	591	1,346	1,215
Partnership investment in historic rehabilitation tax credits	2,190	—	2,190	—
Loss on sales/valuations of assets, net	1,509	1,379	1,862	1,542
Adjusted noninterest expenses	$59,068	$52,689	$117,698	$104,440

Efficiency ratio, fully taxable equivalent(2)	67.43%	70.97%	69.14%	72.88%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully taxable equivalent, expresses noninterest expenses as a percentage of fully taxable equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, such as securities gains, net and losses on sales/valuations of assets, net. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

For the second quarter of 2015, noninterest expenses totaled $63.5 million, an increase of $8.8 million or 16% from the same quarter of 2014. For the first six months of 2015, noninterest expenses totaled $123.1 million, an increase of $15.9 million or 15% from the first six months of 2014. During both comparative periods, the categories contributing most significantly to these increases were salaries and employee benefits, professional fees and other noninterest expenses.

One of Heartland's top priorities is improving its efficiency ratio to achieve a ratio of 65% by the end of 2016. During the second quarter of 2015, management announced the consolidation of two banking centers and the closing of five under-performing loan production offices. The systems conversion of Community Bank & Trust was completed in May 2015 and is also expected to contribute to improvement in Heartland's efficiency ratio.

The largest component of noninterest expenses, salaries and employee benefits, increased $4.3 million or 13% during the second quarter of 2015 as compared to the same quarter in 2014 and $8.6 million or 13% for the six-month period ended on June 30, 2015, as compared to the same period in 2014. The salaries and employee benefits at the acquired Community Bank and Trust locations comprised $1.1 million of the increase for the quarterly comparative period and $3.3 million for the six-month comparative period. Salaries and employee benefits was also affected by increases in incentive plan accruals and higher compensation in the mortgage segment during the first quarter of 2015. Full-time equivalent employees totaled 1,788 on June 20, 2015, of which approximately 130 were at the Community Bank & Trust locations, compared to 1,658 on June 30, 2014.

Professional fees increased $1.0 million or 25% during the second quarter of 2015 compared to the second quarter of 2014 and $2.6 million or 29% during the first six months of 2015 compared to the first six months of 2014. These increases were primarily attributable to the increased volumes of mortgage loan originations and additional services provided to Heartland by third-parties, including those performed in relation to acquisitions.

For the second quarter of 2015, other noninterest expenses increased $3.1 million or 46% over the second quarter of 2014. For the first six months of 2015, other noninterest expenses increased $4.4 million or 35% over the first six months of 2014. Included in the 2015 second quarter other noninterest expenses was $2.2 million in costs associated with a partnership investment in a commercial and residential real estate project which qualifies for historic rehabilitation tax credits. These credits are included as a reduction to income tax expense as further described in the Income Taxes section of this report. Excluding the effect of the cost associated with the tax credit investment, other noninterest expenses increased $945,000 or 14% during the second quarter of 2015 in comparison to the second quarter of 2014 and $2.2 million or 17% during the first six months of 2015 in comparison with the same period in 2014. These increases were primarily in software maintenance and amortization expense.

Income Taxes

Heartland's effective tax rate was 20.83% for the second quarter of 2015 compared to 27.81% for the second quarter of 2014. Included in Heartland's income taxes for the second quarter of 2015 were federal historic rehabilitation tax credits totaling $2.9 million associated with Heartland's ownership interest in a qualifying real estate project. Federal low-income housing tax credits included in Heartland's income taxes totaled $145,000 during the second quarter of 2015 compared to $200,000 during the second quarter of 2014. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 23.35% during the second quarter of 2015 compared to 34.37% during the second quarter of 2014. The tax-equivalent adjustment for this tax-exempt interest income was $2.4 million during the second quarter of 2015 and $2.7 million during the second quarter of 2014.

Heartland's effective tax rate was 27.29% for the first six months of 2015 compared to 24.89% for the first six months of 2014. Included in Heartland's income taxes for the first six months of 2015 were the $2.9 million federal historic rehabilitation tax credits associated with Heartland's ownership interest in a qualifying real estate project. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $290,000 during the first six months of 2015 compared to $400,000 during the first six months of 2014. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 21.00% during the first six months of 2015 compared to 40.55% during the first six months of 2014. The tax-equivalent adjustment for this tax-exempt interest income was $4.8 million during the first six months of 2015 compared to $5.2 million during the first six months of 2014.

Segment Reporting

Heartland has two reportable segments: community and other banking, and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, net gains on sale of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 9 to our consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for the second quarter of 2015 was $16.9 million compared to $16.0 million for the second quarter of 2014, a $934,000 or 6% increase, primarily as a result of increased net interest income and noninterest income, the effect of which was partially offset by increased provision for loan losses and noninterest expenses. Net interest income from the community and other banking segment improved by $5.7 million or 11% for the second quarter of 2015 as compared to the second quarter of 2014, primarily as a result of strong loan growth experienced during the last half of 2014 and first half of 2015, combined with the acquisition of Community Banc-Corp of Sheboygan, Inc. in January 2015. Provision for loan and lease losses for the community and other banking segment was $5.7 million for the second quarter of 2015 compared of $2.8 million for the second quarter of 2014, an increase of $2.9 million, with approximately $1.0 million attributed to the higher loan growth experienced during the second quarter of 2015 compared to the second quarter of 2014, $600,000 related to valuation changes on purchased impaired loans and the remainder primarily attributable to provision necessary to establish an allowance for loans acquired in prior acquisitions for which purchase accounting valuation reserves were depleted. Noninterest income allocable to the community and other banking segment totaled $15.6 million during the second quarter of 2015 compared to $12.0 million during the second quarter of 2014, an increase of $3.6 million or 30%, primarily a result of a $2.3 million increase in securities gains. Noninterest expenses allocable to the community and other banking segment increased $5.4 million or 13% during the second quarter of 2015 as compared to the second quarter of 2014. Included in the second quarter of 2015 noninterest expenses was $2.2 million in costs associated with a partnership investment which qualifies for historic rehabilitation tax credits. Income before taxes for the community and other banking segment for the six months ended June 30 was $37.8 million for 2015 compared to $26.7 million for 2014, an $11.1 million or 41% increase. Driven by strong loan growth, net interest income increased $10.7 million or 11% from $98.1 million during the first six months of 2014 to $108.9 million during the first six months of 2015. Provision for loan and lease losses was $7.3 million for the first six months of 2015 compared of $9.1 million for the first six months of 2014, a decrease of $1.7 million or 19%. Included in the 2014 provision was an adjustment to compensate for a charge-off on one significant credit during the first quarter of 2014. Excluding this single charge-off, the increase in provision for the six-month comparative period was $2.7 million, primarily for the reasons discussed above. Noninterest expenses totaled $96.4 million during the first six months of 2015 compared to $85.9 million during the first six months of 2014, an increase of $10.6 million or 12%, primarily a result of the added expenses at the Community Bank & Trust locations acquired during the first quarter of 2015 and the costs associated with the historic rehabilitation tax credit partnership investment.

The retail mortgage banking segment recorded income before taxes of $2.2 million for the second quarter of 2015 compared to a loss before taxes of $1.1 million for the second quarter of 2014. For the six-month comparative period ended on June 30, the retail mortgage banking segment recorded income before taxes of $4.7 million in 2015 compared to a loss before taxes of $3.2 million in 2014. These increases were reflective of the reduced long-term interest rates during the first half of 2015 in comparison to the first half of 2014 and the effect lower interest rates have on the volume of residential mortgage loans originated for sale and the associated gains on sale of these loans into the secondary market. Noninterest income from the retail mortgage banking segment totaled $15.1 million during the second quarter of 2015 compared to $9.5 million during the second quarter of 2014, a $5.5 million or 58% increase. For the six-month comparative period ended June 30, noninterest income totaled $28.7 million in 2015 compared to $16.9 million in 2014, an $11.8 million or 70% increase. Noninterest expenses allocable to the retail mortgage banking segment were $14.5 million during the second quarter of 2015 compared to $11.1 million during the second quarter of 2014, a $3.4 million or 30% increase. For the six-month comparative period ended June 30, noninterest expenses totaled $26.7 million during 2015 compared to $21.3 million during 2014, an increase of $5.3 million or 25%. These increases were primarily a result of transaction-based compensation to mortgage banking personnel associated with the increased volume of residential mortgage loans underwritten during the first half of 2015.

FINANCIAL CONDITION

Total assets were $6.72 billion at June 30, 2015, an increase of $665.2 million or 11% since year-end 2014. Total assets recorded related to the Community Banc-Corp of Sheboygan, Inc. acquisition on January 16, 2015, were $525.3 million.

Lending Activities

Total loans and leases held to maturity were $4.45 billion at June 30, 2015, compared to $3.88 billion at year-end 2014, an increase of $573.1 million or 15%, which includes $395.0 million acquired in the Community Bank & Trust merger. Exclusive of this acquisition, total loans and leases held to maturity increased $178.1 million or 9% annualized since year-end 2014. Heartland management expects loan growth for the remainder of 2015 to average approximately 2% per quarter.

The table below presents the composition of the loan portfolio as of June 30, 2015, and December 31, 2014, in thousands:

LOAN PORTFOLIO	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,189,626	26.73%	$1,036,080	26.72%
Commercial real estate	2,010,091	45.15	1,707,060	44.02
Agricultural and agricultural real estate	444,110	9.98	423,827	10.93
Residential mortgage	443,026	9.95	380,341	9.81
Consumer	364,441	8.19	330,555	8.52
Gross loans and leases receivable held to maturity	4,451,294	100.00%	3,877,863	100.00%
Unearned discount	(234)		(90)
Deferred loan fees	(1,237)		(1,028)
Total net loans and leases receivable held to maturity	4,449,823		3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	—%	54	4.29%
Agricultural and agricultural real estate	—	—	—	—
Residential mortgage	—	—	1,204	95.71
Consumer	—	—	—	—
Total loans covered under loss share agreements	—	—%	1,258	100.00%
Allowance for loan and lease losses	(45,614)		(41,449)
Loans and leases receivable, net	$4,404,209		$3,836,554
Loans and leases secured by real estate, either fully or partially, totaled $2.90 billion or 65% of gross loans and leases at June 30, 2015. Of the non-farm, nonresidential real estate loans, 61% are owner occupied. The largest categories within Heartland's real estate secured loans at June 30, 2015, and December 31, 2014, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of June 30, 2015	As of December 31, 2014
Residential real estate, excluding residential construction and residential lot loans	$812,829	$702,627
Industrial, manufacturing, business and commercial	323,945	321,338
Agriculture	251,584	252,143
Retail	399,971	200,049
Office	254,189	225,769
Land development and lots	121,596	122,662
Hotel, resort and hospitality	108,227	105,217
Multi-family	179,089	150,657
Food and beverage	78,091	79,208
Warehousing	73,287	68,449
Health services	59,028	49,401
Residential construction	93,170	72,419
All other	141,695	127,714
Total loans secured by real estate	$2,896,701	$2,477,653

Allowance For Loan and Lease Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and lease losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at June 30, 2015, was 1.03% of loans and leases and 170.78% of nonperforming loans compared to 1.07% of loans and leases and 165.33% of nonperforming loans at December 31, 2014.

Nonperforming loans, excluding those covered under loss sharing agreements, were $26.7 million or 0.60% of total loans and leases at June 30, 2015, compared to $25.1 million or 0.65% of total loans and leases at December 31, 2014. Exclusive of $6.1 million of nonperforming assets acquired in the acquisition of Community Bank & Trust, nonperforming assets decreased $6.7 million or 15% since year-end 2014. Approximately 22%, or $5.8 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million and represent loans to an aggregate of 3 borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $4.5 million at June 30, 2015, and $1.5 million at December 31, 2014.

Loans delinquent 30 to 89 days as a percent of total loans increased to 0.31% at June 30, 2015, in comparison with 0.21% at December 31, 2014, primarily due to loans acquired in the Community Bank & Trust transaction.

The tables below present the changes in the allowance for loan and lease losses during the three- and six-month periods ended June 30, 2015 and 2014, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$41,854	$38,573
Provision for loan and lease losses	5,674	2,751
Recoveries on loans and leases previously charged off	(2,734)	(1,392)
Recoveries on loans and leases covered by loss share agreements	—	(8)
Charge-offs on loans and leases not covered by loss share agreements	820	913
Charge-offs on loans and leases covered by loss share agreements	—	55
Balance at end of period	$45,614	$40,892
Annualized ratio of net charge offs to average loans and leases	0.17%	0.05%

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$41,449	$41,685
Provision for loan and lease losses	7,345	9,082
Recoveries on loans and leases previously charged off	1,558	2,128
Recoveries on loans and leases covered by loss share agreements	—	55
Charge-offs on loans and leases not covered by loss share agreements	(4,738)	(12,009)
Charge-offs on loans and leases covered by loss share agreements	—	(49)
Balance at end of period	$45,614	$40,892
Annualized ratio of net charge offs to average loans and leases	0.15%	0.55%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2015	2014	2014	2013
Not covered under loss share agreements:
Nonaccrual loans and leases	$26,710	$29,076	$25,070	$42,394
Loan and leases contractually past due 90 days or more	—	—	—	24
Total nonperforming loans and leases	26,710	29,076	25,070	42,418
Other real estate	16,983	23,761	19,016	29,794
Other repossessed assets	544	414	445	397
Total nonperforming assets not covered under loss share agreements	$44,237	$53,251	$44,531	$72,609
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$297	$278	$783
Total nonperforming loans and leases	—	297	278	783
Other real estate	—	634	—	58
Total nonperforming assets covered under loss share agreements	$—	$931	$278	$841
Performing troubled debt restructured loans(1)	$10,903	$12,076	$12,133	$19,353
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.60%	0.79%	0.65%	1.21%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	0.99%	1.43%	1.14%	2.06%
Nonperforming assets not covered under loss share agreements to total assets	0.66%	0.90%	0.74%	1.23%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2015 and the first six months of 2015, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2015	$27,032	$19,097	$404	$46,533
Loan foreclosures	(1,675)	1,601	74	—
Net loan charge-offs	(1,914)	—	—	(1,914)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	4,676	—	—	4,676
Reduction of nonperforming loans(1)	(1,409)	—	—	(1,409)
OREO/Repossessed assets sales proceeds	—	(3,176)	(26)	(3,202)
OREO/Repossessed assets writedowns, net	—	(539)	(26)	(565)
Net activity at Citizens Finance Co.	—	—	118	118
June 30, 2015	$26,710	$16,983	$544	$44,237

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2014	$25,348	$19,016	$445	$44,809
Loan foreclosures	(4,046)	3,963	83	—
Net loan charge-offs	(3,180)	—	—	(3,180)
Acquired nonperforming assets	5,755	346	—	6,101
New nonperforming loans	8,735	—	—	8,735
Reduction of nonperforming loans(1)	(5,902)	—	—	(5,902)
OREO/Repossessed assets sales proceeds	—	(5,486)	(28)	(5,514)
OREO/Repossessed assets writedowns, net	—	(856)	(28)	(884)
Net activity at Citizens Finance Co.	—	—	72	72
June 30, 2015	$26,710	$16,983	$544	$44,237

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities declined to 24% of total assets at June 30, 2015, compared to 28% at year-end 2014. Total available for sale securities as of June 30, 2015, were $1.32 billion, a decrease of $86.2 million or 6% from $1.40 billion at December 31, 2014.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of June 30, 2015, and December 31, 2014, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$15,802	0.98%	$24,093	1.41%
Mortgage-backed securities	1,113,605	68.76	1,225,000	71.77
Obligation of states and political subdivisions	463,704	28.63	432,279	25.32
Corporate debt securities	740	0.05	—	—
Equity securities	5,106	0.32	5,083	0.30
Other securities	20,455	1.26	20,498	1.20
Total securities	$1,619,412	100.00%	$1,706,953	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 69% at June 30, 2015, and 72% at December 31, 2014. Approximately 84% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at June 30, 2015. Heartland's securities portfolio had an expected duration of 3.93 years as of June 30, 2015, compared to 4.07 years at year-end 2014. The available for sale securities portfolio had an expected duration of 2.23 years as of June 30, 2015, compared to 2.52 years as of December 31, 2014.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At June 30, 2015, Heartland had $20.5 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $5.32 billion as of June 30, 2015, compared to $4.77 billion at year-end 2014, an increase of $549.2 million or 12%, with $434.0 million attributable to the Community Bank & Trust acquisition. Demand deposits totaled $1.54 billion at June 30, 2015, an increase of $241.2 million or 19% since year-end 2014, with $117.1 million attributable to the acquisition. Included in the deposit growth during the first six months of 2015 was a $140.3 million increase in brokered time deposits, the majority of which was issued during the second quarter to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the first six months of 2015. The composition of Heartland's deposits remained favorable as no-cost demand deposits as a percentage of total deposits was 29% at June 30, 2015.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $477.9 million at June 30, 2015, compared to $330.3 million at year-end 2014. Short-term FHLB advances of $112.1 million were included in short-term borrowings at June 30, 2015, in comparison with $76.0 million at December 31, 2014.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $229.3 million at June 30, 2015, compared to $240.2 million at December 31, 2014.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. There was no balance outstanding on Heartland's revolving credit line at both June 30, 2015, and December 31, 2014. This credit agreement contains specific covenants, with which Heartland was in compliance on June 30, 2015.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes, subordinated notes and senior notes, and obligations under trust preferred capital securities. As of June 30, 2015, the amount of other borrowings was $296.6 million, a decrease of $99.1 million or 25% since year-end 2014.

Long-term FHLB borrowings with an original term beyond one year totaled $40.8 million at June 30, 2015, compared to $109.7 million at December 31, 2014, a decrease of $68.9 million or 63%. Total long-term FHLB borrowings at June 30, 2015, had an average rate of 0.64% and an average maturity of 1.89 years. Structured wholesale repurchase agreements totaled $30.0 million at June 30, 2015, and $45.0 million at December 31, 2014.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $9.7 million at June 30, 2015, compared to $10.4 million at December 31, 2014. Heartland also had senior notes totaling $29.5 million and subordinated notes totaling $75.0 million outstanding at both June 30, 2015, and December 31, 2014.

On March 31, 2015, $20.0 million of 8.25% trust preferred securities were redeemed with no early redemption penalties. A schedule of Heartland's trust preferred securities outstanding as of June 30, 2015, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/15(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	3.03%(2)	03/17/2034	09/17/2015
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.61%(3)	04/07/2036	10/07/2015
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	09/15/2015
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.76%(5)	09/01/2037	09/01/2015
Morrill Statutory Trust I	8,665	12/19/2002	3.25% over LIBOR	3.53%(6)	12/26/2032	09/26/2015
Morrill Statutory Trust II	8,253	12/17/2003	2.85% over LIBOR	3.13%(7)	12/17/2033	09/17/2015
Sheboygan Statutory Trust I	6,133	9/17/2003	2.95% over LIBOR	3.23%	09/17/2033	09/17/2015
	$110,682

(1) Effective weighted average interest rate as of June 30, 2015, was 5.03% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of June 30, 2015, was 5.00% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of June 30, 2015, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of June 30, 2015, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of June 30, 2015, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of June 30, 2015, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

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

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	June 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios:
Tier 1 capital	$630,481	11.56%	$578,564	12.95%
Tier 1 capital minimum requirement(1)	327,160	6.00%	178,757	4.00%
Excess	$303,321	5.56%	$399,807	8.95%

Total capital	$755,808	13.86%	$703,032	15.73%
Total capital minimum requirement	436,213	8.00%	357,513	8.00%
Excess	$319,595	5.86%	$345,519	7.73%

Tier 1 common equity	$438,203	8.04%
Tier 1 common equity minimum requirement	$245,370	4.50%
Excess	$192,833	3.54%

Total risk-adjusted assets	$5,452,663		$4,468,914

Leverage Capital Ratios
Tier 1 capital	$630,481	9.60%	$578,564	9.75%
Tier 1 capital minimum requirement(2)	262,782	4.00%	237,316	4.00%
Excess	$367,699	5.60%	$341,248	5.75%

Average adjusted assets (less goodwill and other intangible assets)	$6,569,550		$5,932,898

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

Common stockholders' equity was $497.5 million at June 30, 2015, compared to $414.6 million at December 31, 2014. Book value per common share was $24.13 at June 30, 2015, compared to $22.40 at year-end 2014. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $4.4 million at June 30, 2015, compared to $3.6 million at December 31, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2015, and December 31, 2014, commitments to extend credit aggregated $1.62 billion and $1.42 billion, and standby letters of credit aggregated $50.6 million and $38.9 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014. Except for the commitments with respect to acquisitions discussed below, there have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

On April 15, 2015, Heartland entered into a definitive merger agreement with Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico. Under the terms of the agreement, Heartland will acquire Community Bancorporation of New Mexico, Inc. in an all cash transaction for approximately $11.1 million. The transaction is expected to close in the third quarter of 2015. Simultaneous with the closing of the transaction, Community Bank will be merged into Heartland's New Mexico Bank & Trust subsidiary.

On May 14, 2015, Heartland entered into a definitive merger agreement with First Scottsdale Bank, National Association, in Scottsdale, Arizona. Under the terms of the agreement, Heartland will acquire First Scottsdale Bank in an all cash transaction for approximately $17.7 million. The transaction is expected to close during the third quarter of 2015, at which time First Scottsdale Bank will be merged into Heartland's Arizona Bank & Trust subsidiary.

On May 28, 2015, Heartland entered into a definitive merger agreement with Premier Valley Bank, a community bank based in Fresno, California. Under the terms of the agreement, Premier Valley will become a wholly-owned subsidiary of Heartland and continue to operate under its present name and management team as Heartland's tenth state-chartered bank. Premier Valley shareholders will receive approximately $95 million or $7.73 per share of Premier Valley common stock in the merger, and may elect to receive this payment in shares of Heartland common stock or in cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. The transaction is expected to close during the fourth quarter of 2015.

Heartland continues to explore opportunities to expand its footprint of independent community banks through acquisitions. Although attention is focused on existing and adjacent markets, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for existing customers, acquisitions in new growth markets are also considered if they fit Heartland's business model and would provide a sufficient return on investment to be accretive to earnings within the first year of integration. Future expenditures relating to expansion efforts, in addition to those identified above are not estimable at this time.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, management believes are adequate to meet Heartland's funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds Heartland Series C Fixed Rate Non-Cumulative Perpetual preferred stock, debt service on revolving credit arrangements, subordinated debt and trust preferred securities issuances, debt repayment obligations under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. Heartland believes that the regulatory permissible dividends from its subsidiary banks are adequate to meet these funding obligations for the next 12 months and maintains a revolving credit agreement with an unaffiliated bank that provides a maximum borrowing capacity of $20.0 million, of which none has been used during the past 12 months. The credit agreement contains specific financial covenants, all of which Heartland was in compliance with as of June 30, 2015.

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

Operating activities provided $9.0 million of cash during the first six months of 2015 compared to $7.5 million during the first six months of 2014. Securities gains, net, totaled $7.5 million during the first six months of 2015 compared to $1.6 million during the first six months of 2014. Loans originated for sale and the proceeds on sales of loans held for sale used cash of $34.7 million during the first six months of 2015 compared to $40.5 million during the first six months of 2014.

Investing activities used cash of $91.4 million during the first six months of 2015 compared to providing cash of $7.7 million during the first six months of 2014. Cash used for the purchase of securities and other investments totaled $538.7 million during the first six months of 2015 compared to $377.1 million during the first six months of 2014. The proceeds from sales of securities sales, paydowns and maturities were $623.9 million during the first six months of 2015 compared to $590.8 million during the first six months of 2014. The net change in loans and leases used cash of $184.0 million during the first six months of 2015 compared to $212.4 million during the first six months of 2014.

Financing activities provided cash of $128.3 million during the first six months of 2015 compared to using cash of $37.8 million during the first six months of 2014. The net increase in demand and savings deposits provided cash of $64.3 million during the first six months of 2015 compared to $4.7 million during the first six months of 2014. The net increase in time deposits provided cash of $51.0 million during the first six months of 2015 compared to using cash of $29.7 million during the first six months of 2014. Activity in short-term borrowings provided cash of $122.8 million during the first six months of 2015 compared to $11.7 million during the first six months of 2014. Proceeds from other borrowings provided cash of $29.0 million during the first six months of 2015 compared to $5.0 million during the first six months of 2014 while repayment of other borrowings used cash of $134.4 million during the first six months of 2015 compared to $25.4 million during the first six months of 2014.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture, and primary market risk exposures have not changed significantly in the first six months of 2015.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2015, and June 30, 2014, provided the following results, in thousands:

	2015		2014
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$214,007	(2.65)%	$180,111	(0.28)%
Base	$219,839		$180,610
Up 200 Basis Points	$216,128	(1.69)%	$184,125	1.95%
Year 2
Down 100 Basis Points	$204,777	(6.85)%	$177,223	(1.88)%
Base	$219,631	(0.09)%	$182,953	1.30%
Up 200 Basis Points	$221,044	0.55%	$196,685	8.90%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both June 30, 2015, and December 31, 2014, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the six months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	(1)	Amendment to Certificate of Incorporation of Heartland Financial USA, Inc.
10.1
Agreement and Plan of Merger among Heartland Financial USA, Inc., Premier Valley Bank and, following its organization, PV Acquisition Bank dated May 28, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2015).

10.2	(1)	Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.
(Registrant)

Principal Executive Officer

/s/ Lynn B. Fuller
By: Lynn B. Fuller
Chairman and Chief Executive Officer

Principal Financial and Accounting Officer

/s/ Bryan R. McKeag
By: Bryan R. McKeag
Executive Vice President and Chief Financial Officer

Dated: August 6, 2015