Form 10-Q
period 2015-09-30
HEARTLAND FINANCIAL USA INC
filed 2015-11-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2015, the Registrant had outstanding 20,637,321 shares of common stock, $1.00 par value per share.

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
10.3 Merger Agreement among Heartland Financial USA, Inc., CIC Bancshares, Inc. and Kevin W. Ahern, as Securityholders' Representative dated October 22, 2015.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Cash and due from banks	$76,954	$64,150
Federal funds sold and other short-term investments	14,151	9,721
Cash and cash equivalents	91,105	73,871
Time deposits in other financial institutions	2,355	2,605
Securities:
Available for sale, at fair value (cost of $1,253,607 at September 30, 2015, and $1,396,794 at December 31, 2014)	1,261,687	1,401,868
Held to maturity, at cost (fair value of $294,622 at September 30, 2015, and $296,768 at December 31, 2014)	282,200	284,587
Other investments, at cost	19,292	20,498
Loans held for sale	102,569	70,514
Loans and leases receivable:
Held to maturity	4,642,523	3,876,745
Loans covered by loss share agreements	—	1,258
Allowance for loan and lease losses	(47,105)	(41,449)
Loans and leases receivable, net	4,595,418	3,836,554
Premises, furniture and equipment, net	144,046	130,713
Premises, furniture and equipment held for sale	3,440	—
Other real estate, net	17,041	19,016
Goodwill	56,828	35,583
Other intangible assets, net	48,695	33,932
Cash surrender value on life insurance	99,564	82,638
Other assets	81,644	59,433
TOTAL ASSETS	$6,805,884	$6,051,812
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$1,632,005	$1,295,193
Savings	2,936,611	2,687,493
Time	938,621	785,336
Total deposits	5,507,237	4,768,022
Short-term borrowings	335,845	330,264
Other borrowings	302,086	395,705
Accrued expenses and other liabilities	69,707	61,504
TOTAL LIABILITIES	6,214,875	5,555,495
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)	—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)	81,698	81,698
Common stock (par value $1 per share; authorized 30,000,000 shares at September 30, 2015, and 25,000,000 shares at December 31, 2014; issued 20,639,886 shares at September 30, 2015, and 18,511,125 shares at December 31, 2014)	20,640	18,511
Capital surplus	149,613	95,816
Retained earnings	337,421	298,764
Accumulated other comprehensive income	1,731	1,528
Treasury stock at cost (2,565 shares at September 30, 2015 and 0 at December 31, 2014)	(94)	—
TOTAL STOCKHOLDERS' EQUITY	591,009	496,317
TOTAL LIABILITIES AND EQUITY	$6,805,884	$6,051,812

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans and leases	$58,328	$49,311	$167,201	$143,796
Interest on securities:
Taxable	5,858	7,547	19,729	22,755
Nontaxable	3,077	3,249	8,867	10,079
Interest on federal funds sold	1	1	3	1
Interest on interest bearing deposits in other financial institutions	4	6	11	20
TOTAL INTEREST INCOME	67,268	60,114	195,811	176,651
INTEREST EXPENSE:
Interest on deposits	3,767	4,655	11,758	14,010
Interest on short-term borrowings	228	227	638	655
Interest on other borrowings (includes $557 and $577 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2015 and 2014, respectively, and $1,680 and $1,671 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014, respectively)	3,549	3,741	12,117	11,084
TOTAL INTEREST EXPENSE	7,544	8,623	24,513	25,749
NET INTEREST INCOME	59,724	51,491	171,298	150,902
Provision for loan and lease losses	3,181	2,553	10,526	11,635
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	56,543	48,938	160,772	139,267
NONINTEREST INCOME:
Service charges and fees	6,350	4,857	17,654	15,007
Loan servicing income	1,368	1,319	3,572	4,223
Trust fees	3,507	3,194	11,051	9,747
Brokerage and insurance commissions	869	1,044	2,872	3,325
Securities gains, net (includes $1,807 and $825 of net security gains reclassified from accumulated other comprehensive income for the three months ended September 30, 2015 and 2014, respectively, and $9,270 and $2,460 of net security gains reclassified from accumulated other comprehensive income for nine months ended September 30, 2015 and 2014, respectively)	1,767	825	9,230	2,460
Gain (loss) on trading account securities	—	—	—	(38)
Net gains on sale of loans held for sale	9,823	8,384	38,164	23,559
Income on bank owned life insurance	372	371	1,355	1,073
Other noninterest income	924	612	2,406	1,635
TOTAL NONINTEREST INCOME	24,980	20,606	86,304	60,991
NONINTEREST EXPENSES:
Salaries and employee benefits	37,033	33,546	110,522	98,428
Occupancy	4,307	3,807	12,594	11,841
Furniture and equipment	2,121	2,033	6,403	6,008
Professional fees	5,251	4,429	16,544	13,169
FDIC insurance assessments	1,018	888	2,873	2,848
Advertising	1,327	1,383	3,841	4,082
Intangible assets amortization	734	521	2,080	1,736
Other real estate and loan collection expenses	496	215	1,714	1,785
Loss on sales/valuations of assets, net	721	447	2,583	1,989
Other noninterest expenses	8,988	7,386	25,938	19,966
TOTAL NONINTEREST EXPENSES	61,996	54,655	185,092	161,852
INCOME BEFORE INCOME TAXES	19,527	14,889	61,984	38,406
Income taxes (includes $451 and $93 of income tax expense reclassified from accumulated other comprehensive income for the three months ended September 30, 2015 and 2014, respectively, and $2,816 and $296 of income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014, respectively)	4,945	2,916	16,533	8,769
NET INCOME	14,582	11,973	45,451	29,637
Preferred dividends and discount	(205)	(205)	(613)	(613)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,377	$11,768	$44,838	$29,024
EARNINGS PER COMMON SHARE - BASIC	$0.70	$0.64	$2.19	$1.57
EARNINGS PER COMMON SHARE - DILUTED	$0.69	$0.63	$2.16	$1.55
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$14,582	$11,973	$45,451	$29,637
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	2,202	(144)	10,916	30,538
Reclassification adjustment for net gains realized in net income	(1,807)	(825)	(9,270)	(2,460)
Net change in non-credit related other than temporary impairment	24	24	72	72
Income taxes	(169)	372	(667)	(11,110)
Other comprehensive income (loss) on securities	250	(573)	1,051	17,040
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(3,071)	317	(3,016)	(758)
Reclassification adjustment for net loss on derivatives realized in net income	557	577	1,680	1,671
Income taxes	936	(334)	488	(341)
Other comprehensive income (loss) on cash flow hedges	(1,578)	560	(848)	572
Other comprehensive income (loss)	(1,328)	(13)	203	17,612
TOTAL COMPREHENSIVE INCOME	$13,254	$11,960	$45,654	$47,249

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,451	$29,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,325	13,041
Provision for loan and lease losses	10,526	11,635
Net amortization of premium on securities	21,339	18,993
Securities gains, net	(9,230)	(2,460)
Decrease in trading account securities	—	1,801
Stock based compensation	2,635	2,683
Write downs and losses on repossessed assets, net	1,686	1,365
Loans originated for sale	(1,087,510)	(694,622)
Proceeds on sales of loans held for sale	1,083,285	665,837
Net gains on sale of loans held for sale	(27,102)	(17,604)
(Increase) decrease in accrued interest receivable	170	(603)
Increase in prepaid expenses	(1,021)	(857)
Decrease in accrued interest payable	(177)	(1,176)
Capitalization of servicing rights	(11,766)	(5,955)
Write downs and losses on sales of assets, net	897	624
Other, net	8,137	6,772
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,645	29,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	877,077	699,830
Proceeds from the sale of other investments	12,917	10,178
Proceeds from the sale of time deposits in other financial institutions	2,925	—
Proceeds from the maturity of and principal paydowns on securities available for sale	124,084	104,089
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,338	2,217
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	250	750
Proceeds from the maturity of and principal paydowns on other investments	619	—
Purchase of securities available for sale	(774,657)	(543,407)
Purchase of securities held to maturity	—	(20,944)
Purchase of other investments	(9,833)	(8,849)
Net increase in loans and leases	(225,356)	(317,604)
Purchase of bank owned life insurance policies	(1,100)	—
Capital expenditures	(4,982)	(5,738)
Net cash and cash equivalents received in acquisition	(6,861)	—
Proceeds from the sale of equipment	1,108	175
Proceeds on sale of OREO and other repossessed assets	6,328	14,578
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3,857	(64,725)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	118,311	100,466
Net decrease in time deposit accounts	(26,326)	(40,246)
Net decrease in short-term borrowings	(25,901)	(31,451)
Proceeds from short term FHLB advances	276,100	230,000
Repayments of short term FHLB advances	(270,000)	(259,000)
Proceeds from other borrowings	29,000	5,000
Repayments of other borrowings	(134,803)	(20,596)
Purchase of treasury stock	(2,856)	(625)
Proceeds from issuance of common stock	2,330	662
Excess tax benefits on exercised stock options	671	119
Dividends paid	(6,794)	(6,149)
NET CASH USED BY FINANCING ACTIVITIES	(40,268)	(21,820)
Net increase (decrease) in cash and cash equivalents	17,234	(57,434)
Cash and cash equivalents at beginning of year	73,871	125,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,105	$67,836
Supplemental disclosures:
Cash paid for income/franchise taxes	$7,305	$2,632
Cash paid for interest	$24,690	$26,925
Loans transferred to OREO	$5,206	$6,528
Purchases of securities available for sale, accrued, not paid	$3,523	$2,089
Stock consideration granted for acquisition	$53,052	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$439,460
Comprehensive income				29,637	17,612		47,249
Cash dividends declared:
Preferred, $7.50 per share				(613)			(613)
Common, $0.30 per share				(5,536)			(5,536)
Purchase of 24,042 shares of common stock						(625)	(625)
Issuance of 182,392 shares of common stock		78	78			625	781
Stock based compensation			2,683				2,683
Balance at September 30, 2014	$81,698	$18,477	$94,393	$288,555	$276	$—	$483,399
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				45,451	203		45,654
Cash dividends declared:
Preferred, $7.50 per share				(613)			(613)
Common, $0.30 per share				(6,181)			(6,181)
Purchase of 54,389 shares of common stock						(2,856)	(2,856)
Issuance of 2,180,585 shares of common stock		2,129	51,162			2,762	56,053
Stock based compensation			2,635				2,635
Balance at September 30, 2015	$81,698	$20,640	$149,613	$337,421	$1,731	$(94)	$591,009

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2015, are not necessarily indicative of the results expected for the year ending December 31, 2015.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2015	2014
Net income attributable to Heartland	$14,582	$11,973
Preferred dividends and discount	(205)	(205)
Net income available to common stockholders	$14,377	$11,768
Weighted average common shares outstanding for basic earnings per share	20,620	18,469
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	273	284
Weighted average common shares for diluted earnings per share	20,893	18,753
Earnings per common share — basic	$0.70	$0.64
Earnings per common share — diluted	$0.69	$0.63
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	94

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2015	2014
Net income attributable to Heartland	$45,451	$29,637
Preferred dividends and discount	(613)	(613)
Net income available to common stockholders	$44,838	$29,024
Weighted average common shares outstanding for basic earnings per share	20,483	18,456
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	269	287
Weighted average common shares for diluted earnings per share	20,752	18,743
Earnings per common share — basic	$2.19	$1.57
Earnings per common share — diluted	$2.16	$1.55
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	94

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 268,390 shares of common stock at September 30, 2015, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $671,000 and $119,000 during the nine months ended September 30, 2015 and 2014, respectively.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2015, and September 30, 2014, 22,648 and 33,304 RSUs, respectively, were granted to directors and new employees.

A summary of the status of the RSUs as of September 30, 2015 and 2014, and changes during the nine months ended September 30, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	396,555	$21.48	353,070	$18.62
Granted	139,943	28.90	133,139	26.65
Vested	(151,681)	17.98	(74,521)	16.95
Forfeited	(15,636)	25.08	(7,483)	20.22
Outstanding at September 30	369,181	$25.56	404,205	$21.44

Total compensation costs recorded for RSUs were $2.6 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were $3.8 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first nine months of 2015 and 2014. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the status of the stock options as of September 30, 2015 and 2014, and changes during the nine months ended September 30, 2015 and 2014, follows:

	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	215,851	$23.85	261,936	$23.60
Granted	—	—	—	—
Exercised	(81,401)	23.34	(9,750)	19.67
Forfeited	(3,250)	23.51	(7,000)	26.62
Outstanding at September 30	131,200	$24.15	245,186	$23.67
Options exercisable at September 30	131,200	$24.15	245,186	$23.67

At September 30, 2015, the vested options totaled 131,200 shares with a weighted average exercise price of $24.15 per share and a weighted average remaining contractual life of 1.50 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of September 30, 2015, was $1.6 million. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2015, was $829,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $1.9 million for the nine months ended September 30, 2015, and $192,000 for the nine months ended September 30, 2014.

Total compensation costs recorded for options were $0 for the nine months ended September 30, 2015 and 2014, respectively. There are no unrecorded compensation costs related to options at September 30, 2015.

Subsequent Events

Heartland has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q with the SEC. On October 22, 2015, Heartland entered into a merger agreement with CIC Bancshares, Inc. parent company of Centennial Bank in Denver, Colorado. See Note 2, "Acquisitions," for further details of this acquisition. On October 7, 2015, Heartland reached a buyout agreement with the FDIC related to the loss share agreements. See Note 4, "Loans and Leases," for further details.

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

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." The amendments in ASU 2014-04 clarify that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on the results of operations, financial position, and liquidity. As of September 30, 2015, Heartland had not received possession of any residential real estate properties that meet the disclosure requirements.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Debt issuance costs related to a recognized debt liability are to be presented on the balance sheet as a direct reduction from the debt liability, similar to the presentation of debt premiums or discounts. The costs will continue to be amortized to interest expense using the effective interest method. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years with early adoption permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. Heartland adopted this standard effective March 31, 2015, at which time $550,000 was reclassified from other assets to other borrowings on the consolidated balance sheet for all periods presented.

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software." The amendment intends to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities can elect to adopt the standard either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the adoption date. Early adoption is permitted. Heartland intends to adopt this standard on January 1, 2016 and believes the adoption will not have a material impact on the results of operations, financial position, and liquidity.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The amendment eliminates the requirement of Topic 805, Business Combinations, to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised. Additional disclosures are required about the impact on current period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted if financial statements have not been issued. Heartland adopted this standard effective September 30, 2015. The adoption of this standard did not have a material impact on the results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

CIC Bancshares, Inc.
On October 22, 2015, Heartland entered into a merger agreement with CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. Under the agreement, Heartland will acquire CIC Bancshares, Inc., in a transaction valued at approximately $83.5 million, of which approximately 20% would be payable in cash and approximately 80% would be payable by issuance of Heartland common stock. Simultaneous with the closing of the transaction, Centennial Bank will be merged into Heartland's Summit Bank & Trust, with the resulting institution operating under the Centennial Bank name. Centennial Bank had assets of approximately $730.0 million as of September 30, 2015, including loans of approximately $556.0 million, and deposits of approximately $645.0 million. The transaction is subject to approvals by shareholders of CIC Bancshares, Inc., and bank regulatory authorities, and is expected to close during the first quarter of 2016.

Premier Valley Bank
On May 28, 2015, Heartland entered into a merger agreement with Premier Valley Bank in Fresno, California. Under the terms of the agreement, Premier Valley Bank shareholders will receive approximately $95.0 million or $7.73 per share of common stock in the merger, subject to adjustment if tangible equity is less than $58.8 million, and may elect to receive this payment in shares of Heartland common stock or cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. As of September 30, 2015, Premier Valley Bank had assets of approximately $683.0 million, loans of approximately $414.0 million, and deposits of approximately $598.0 million. Upon closing of the transaction, Premier Valley Bank will become a wholly-owned subsidiary of Heartland and will continue to operate under its current name and management team as Heartland's tenth state-chartered bank.

First Scottsdale Bank, N.A.
On September 11, 2015, Heartland completed the purchase of First Scottsdale Bank, N.A., in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the closing of the transaction, First Scottsdale Bank, N.A., merged into Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, total assets of $83.7 million, loans of $54.7 million, and deposits of $65.9 million on the acquisition date.

Community Bancorporation of New Mexico, Inc.
On August 21, 2015, Heartland acquired Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the closing of the transaction, Community Bank merged into Heartland's New Mexico Bank & Trust subsidiary. The transaction included, at fair value, total assets of $166.5 million, loans of $99.5 million, and deposits of $147.4 million on the acquisition date. Also included in this transaction is one bank building with a fair value of $3.4 million that Heartland intends to sell. The building is classified as premises, furniture and equipment held for sale on the consolidated balance sheet.

Community Banc-Corp of Sheboygan, Inc.
On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the terms of the agreement, the aggregate purchase price was based upon 155% of the December 31, 2014, adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. The purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. The transaction included, at fair value, total assets of $506.8 million, including loans of $395.0 million, and deposits of $433.9 million. Simultaneous with the close of the transaction, Community Bank & Trust merged into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

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

Heartland incurred $1.7 million of pre-tax merger related expenses during 2014 and 2015. The merger expenses are reflected on the consolidated statement of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults, and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at acquisition date was $5.8 million.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
U.S. government corporations and agencies	$26,584	$436	$—	$27,020
Mortgage-backed securities	1,001,955	13,210	(8,816)	1,006,349
Obligations of states and political subdivisions	211,194	3,946	(589)	214,551
Corporate debt securities	740	—	(160)	580
Total debt securities	1,240,473	17,592	(9,565)	1,248,500
Equity securities	13,134	53	—	13,187
Total	$1,253,607	$17,645	$(9,565)	$1,261,687
December 31, 2014
U.S. government corporations and agencies	$24,010	$98	$(15)	$24,093
Mortgage-backed securities	1,219,305	11,929	(11,968)	1,219,266
Obligations of states and political subdivisions	148,450	5,304	(328)	153,426
Corporate debt securities	—	—	—	—
Total debt securities	1,391,765	17,331	(12,311)	1,396,785
Equity securities	5,029	54	—	5,083
Total	$1,396,794	$17,385	$(12,311)	$1,401,868

At both September 30, 2015, and December 31, 2014, the amortized cost of the available for sale securities is net of $184,000 of credit related other-than-temporary impairment ("OTTI").

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Mortgage-backed securities	$5,482	$178	$(945)	$4,715
Obligations of states and political subdivisions	276,718	14,048	(859)	289,907
Total	$282,200	$14,226	$(1,804)	$294,622
December 31, 2014
Mortgage-backed securities	$5,734	$217	$(667)	$5,284
Obligations of states and political subdivisions	278,853	13,576	(945)	291,484
Total	$284,587	$13,793	$(1,612)	$296,768

At September 30, 2015, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $351,000 of non-credit related OTTI. At December 31, 2014, the amortized cost of the held to maturity securities was net of $797,000 of credit related OTTI and $422,000 of non-credit related OTTI.

Approximately 80% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,831	$3,839
Due in 1 to 5 years	40,492	40,749
Due in 5 to 10 years	63,734	64,596
Due after 10 years	130,461	132,967
Total debt securities	238,518	242,151
Mortgage-backed securities	1,001,955	1,006,349
Equity securities	13,134	13,187
Total investment securities	$1,253,607	$1,261,687

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,290	$5,367
Due in 1 to 5 years	13,881	14,620
Due in 5 to 10 years	59,706	62,884
Due after 10 years	197,841	207,036
Total debt securities	276,718	289,907
Mortgage-backed securities	5,482	4,715
Total investment securities	$282,200	$294,622

Gross gains and losses realized related to the sales of securities available for sale for the three- and nine-month periods ended September 30, 2015 and 2014, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$351,050	$189,939	$877,077	$699,830
Gross security gains	2,416	1,101	10,857	4,547
Gross security losses	609	276	1,587	2,087

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2015, and December 31, 2014. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2014, and December 31, 2013, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	381,863	(7,239)	110,908	(1,577)	492,771	(8,816)
Obligations of states and political subdivisions	32,527	(442)	9,892	(147)	42,419	(589)
Corporate debt securities	580	(160)	—	—	580	(160)
Total temporarily impaired securities	$414,970	$(7,841)	$120,800	$(1,724)	$535,770	$(9,565)
December 31, 2014
U.S. government corporations and agencies	$6,042	$(15)	$—	$—	$6,042	$(15)
Mortgage-backed securities	327,363	(7,391)	306,078	(4,577)	633,441	(11,968)
Obligations of states and political subdivisions	886	(6)	20,507	(322)	21,393	(328)
Corporate debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$334,291	$(7,412)	$326,585	$(4,899)	$660,876	$(12,311)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Mortgage-backed securities	$—	$—	$1,832	$(945)	$1,832	$(945)
Obligations of states and political subdivisions	11,258	(70)	18,220	(789)	29,478	(859)
Total temporarily impaired securities	$11,258	$(70)	$20,052	$(1,734)	$31,310	$(1,804)
December 31, 2014
Mortgage-backed securities	$—	$—	$2,761	$(667)	$2,761	$(667)
Obligations of states and political subdivisions	3,172	(422)	29,402	(523)	32,574	(945)
Total temporarily impaired securities	$3,172	$(422)	$32,163	$(1,190)	$35,335	$(1,612)

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended September 30, 2015, or December 31, 2014.

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

Included in other securities at September 30, 2015, and December 31, 2014, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $13.3 million and $14.3 million, respectively.

NOTE 4: LOANS AND LEASES

Loans and leases as of September 30, 2015, and December 31, 2014, were as follows, in thousands:

	September 30, 2015	December 31, 2014
Loans and leases receivable held to maturity:
Commercial	$1,240,956	$1,036,080
Commercial real estate	2,062,142	1,707,060
Agricultural and agricultural real estate	469,381	423,827
Residential real estate	491,667	380,341
Consumer	379,903	330,555
Gross loans and leases receivable held to maturity	4,644,049	3,877,863
Unearned discount	(478)	(90)
Deferred loan fees	(1,048)	(1,028)
Total net loans and leases receivable held to maturity	4,642,523	3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	54
Agricultural and agricultural real estate	—	—
Residential real estate	—	1,204
Consumer	—	—
Total loans covered under loss share agreements	—	1,258
Allowance for loan and lease losses	(47,105)	(41,449)
Loans and leases receivable, net	$4,595,418	$3,836,554

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of September 30, 2015, Heartland had $950,000 of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories and comprises approximately 20% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at September 30, 2015, and December 31, 2014, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2015.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2015
Commercial	$388	$13,522	$13,910	$8,386	$1,232,570	$1,240,956
Commercial real estate	645	17,441	18,086	43,682	2,018,460	2,062,142
Agricultural and agricultural real estate	40	3,899	3,939	5,916	463,465	469,381
Residential real estate	372	3,474	3,846	14,024	477,643	491,667
Consumer	1,057	6,267	7,324	4,925	374,978	379,903
Total	$2,502	$44,603	$47,105	$76,933	$4,567,116	$4,644,049
December 31, 2014
Commercial	$754	$11,155	$11,909	$4,526	$1,031,554	$1,036,080
Commercial real estate	636	15,262	15,898	35,771	1,671,289	1,707,060
Agricultural and agricultural real estate	52	3,243	3,295	5,049	418,778	423,827
Residential real estate	442	3,299	3,741	10,235	370,106	380,341
Consumer	813	5,793	6,606	6,143	324,412	330,555
Total	$2,697	$38,752	$41,449	$61,724	$3,816,139	$3,877,863

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at September 30, 2015, and December 31, 2014, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at September 30, 2015, and December 31, 2014.

	September 30, 2015	December 31, 2014
Nonaccrual loans	$30,965	$24,205
Nonaccrual troubled debt restructured loans	1,612	865
Total nonaccrual loans	$32,577	$25,070
Accruing loans past due 90 days or more	$1,181	$—
Performing troubled debt restructured loans	$10,154	$12,133

The following table provides information on troubled debt restructured loans that were modified during the three and nine months ended September 30, 2015, and September 30, 2014, dollars in thousands:

	Three Months Ended September 30,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	1	60	60
Residential real estate	1	55	55	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$55	$55	1	$60	$60

	Nine Months Ended September 30,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$830	$830	—	$—	$—
Commercial real estate	1	3,992	3,992	1	298	298
Total commercial and commercial real estate	2	4,822	4,822	1	298	298
Agricultural and agricultural real estate	1	311	311	3	3,417	3,417
Residential real estate	1	55	55	1	38	38
Consumer	—	—	—	—	—	—
Total	4	$5,188	$5,188	5	$3,753	$3,753

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At September 30, 2015, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following tables provide information on troubled debt restructured loans for which there was a payment default during the three months and nine months ended September 30, 2015, and September 30, 2014, in thousands, that had been modified during the twelve-month period prior to default:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	1	814	—	—
Total commercial and commercial real estate	1	814	—	—
Agricultural and agricultural real estate	—	—	1	60
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$814	1	$60

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	1	814	—	—
Total commercial and commercial real estate	1	814	—	—
Agricultural and agricultural real estate	—	—	1	60
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$814	1	$60

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as, resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2015, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at September 30, 2015, and December 31, 2014, in thousands:

	Pass	Nonpass	Total
September 30, 2015
Commercial	$1,093,853	$147,103	$1,240,956
Commercial real estate	1,878,579	183,563	2,062,142
Total commercial and commercial real estate	2,972,432	330,666	3,303,098
Agricultural and agricultural real estate	443,460	25,921	469,381
Residential real estate	470,332	21,335	491,667
Consumer	371,268	8,635	379,903
Total gross loans and leases receivable held to maturity	$4,257,492	$386,557	$4,644,049
December 31, 2014
Commercial	$939,717	$96,363	$1,036,080
Commercial real estate	1,567,711	139,349	1,707,060
Total commercial and commercial real estate	2,507,428	235,712	2,743,140
Agricultural and agricultural real estate	402,883	20,944	423,827
Residential real estate	361,325	19,016	380,341
Consumer	321,114	9,441	330,555
Total gross loans and leases receivable held to maturity	$3,592,750	$285,113	$3,877,863

The nonpass category in the table above is comprised of approximately 69% special mention and 31% substandard as of September 30, 2015. The percent of nonpass loans on nonaccrual status as of September 30, 2015, was 8%. As of December 31, 2014, the nonpass category in the table above was comprised of approximately 66% special mention and 34% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2014, was 9%. Loans delinquent 30 to 89 days as a percent of total loans were 0.40% at September 30, 2015, compared to 0.21% at December 31, 2014. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at September 30, 2015, and December 31, 2014, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
September 30, 2015
Commercial	$1,729	$21	$291	$2,041	$1,235,294	$3,621	$1,240,956
Commercial real estate	6,115	1,475	890	8,480	2,040,177	13,485	2,062,142
Total commercial and commercial real estate	7,844	1,496	1,181	10,521	3,275,471	17,106	3,303,098
Agricultural and agricultural real estate	223	84	—	307	466,607	2,467	469,381
Residential real estate	2,118	535	—	2,653	478,464	10,550	491,667
Consumer	4,710	1,446	—	6,156	371,293	2,454	379,903
Total gross loans and leases receivable held to maturity	$14,895	$3,561	$1,181	$19,637	$4,591,835	$32,577	$4,644,049
December 31, 2014
Commercial	$980	$48	$—	$1,028	$1,032,707	$2,345	$1,036,080
Commercial real estate	1,788	111	—	1,899	1,693,554	11,607	1,707,060
Total commercial and commercial real estate	2,768	159	—	2,927	2,726,261	13,952	2,743,140
Agricultural and agricultural real estate	119	50	—	169	422,219	1,439	423,827
Residential real estate	1,037	445	—	1,482	371,982	6,877	380,341
Consumer	2,382	1,366	—	3,748	324,005	2,802	330,555
Total gross loans and leases receivable held to maturity	$6,306	$2,020	$—	$8,326	$3,844,467	$25,070	$3,877,863

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid contractual balance at September 30, 2015, and December 31, 2014; the outstanding loan balance recorded on the consolidated balance sheets at September 30, 2015, and December 31, 2014; any related allowance recorded for those loans as of September 30, 2015, and December 31, 2014; the average outstanding loan balance recorded on the consolidated balance sheets during the nine months ended September 30, 2015, and year ended December 31, 2014; and the interest income recognized on the impaired loans during the nine months ended September 30, 2015, and year ended December 31, 2014, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter-to- Date Avg. Loan Balance	Quarter-to- Date Interest Income Recognized	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
September 30, 2015
Impaired loans with a related allowance:
Commercial	$1,200	$948	$388	$394	$3	$383	$9
Commercial real estate	2,384	2,384	645	1,243	10	2,028	20
Total commercial and commercial real estate	3,584	3,332	1,033	1,637	13	2,411	29
Agricultural and agricultural real estate	3,196	3,196	40	3,281	85	3,058	123
Residential real estate	2,637	2,469	372	2,860	7	2,619	16
Consumer	3,036	3,027	1,057	3,136	5	2,845	16
Total impaired loans with a related allowance	$12,453	$12,024	$2,502	$10,914	$110	$10,933	$184
Impaired loans without a related allowance:
Commercial	$7,518	$7,438	$—	$9,759	$100	$7,050	$274
Commercial real estate	44,758	41,298	—	42,476	397	36,149	1,055
Total commercial and commercial real estate	52,276	48,736	—	52,235	497	43,199	1,329
Agricultural and agricultural real estate	2,720	2,720	—	2,197	—	2,106	9
Residential real estate	11,593	11,555	—	10,305	15	8,936	85
Consumer	1,898	1,898	—	2,025	4	2,431	27
Total impaired loans without a related allowance	$68,487	$64,909	$—	$66,762	$516	$56,672	$1,450
Total impaired loans held to maturity:
Commercial	$8,718	$8,386	$388	$10,153	$103	$7,433	$283
Commercial real estate	47,142	43,682	645	43,719	407	38,177	1,075
Total commercial and commercial real estate	55,860	52,068	1,033	53,872	510	45,610	1,358
Agricultural and agricultural real estate	5,916	5,916	40	5,478	85	5,164	132
Residential real estate	14,230	14,024	372	13,165	22	11,555	101
Consumer	4,934	4,925	1,057	5,161	9	5,276	43
Total impaired loans held to maturity	$80,940	$76,933	$2,502	$77,676	$626	$67,605	$1,634

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2014
Impaired loans with a related allowance:
Commercial	$780	$780	$754	$5,594	$19
Commercial real estate	7,356	7,322	636	5,931	303
Total commercial and commercial real estate	8,136	8,102	1,390	11,525	322
Agricultural and agricultural real estate	3,317	3,317	52	3,966	104
Residential real estate	2,412	2,244	442	3,398	12
Consumer	2,799	2,799	813	4,053	19
Total impaired loans with a related allowance	$16,664	$16,462	$2,697	$22,942	$457
Impaired loans without a related allowance:
Commercial	$4,913	$3,746	$—	$3,499	$101
Commercial real estate	32,708	28,449	—	24,522	1,172
Total commercial and commercial real estate	37,621	32,195	—	28,021	1,273
Agricultural and agricultural real estate	3,961	1,732	—	3,308	13
Residential real estate	8,200	7,991	—	6,267	110
Consumer	3,350	3,344	—	1,870	127
Total impaired loans without a related allowance	$53,132	$45,262	$—	$39,466	$1,523
Total impaired loans held to maturity:
Commercial	$5,693	$4,526	$754	$9,093	$120
Commercial real estate	40,064	35,771	636	30,453	1,475
Total commercial and commercial real estate	45,757	40,297	1,390	39,546	1,595
Agricultural and agricultural real estate	7,278	5,049	52	7,274	117
Residential real estate	10,612	10,235	442	9,665	122
Consumer	6,149	6,143	813	5,923	146
Total impaired loans held to maturity	$69,796	$61,724	$2,697	$62,408	$1,980

On January 16, 2015, Heartland acquired Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. As of January 16, 2015, Community Bank & Trust had loans of $413.4 million, and the estimated fair value of the loans acquired was $395.0 million.

On August 21, 2015, Heartland acquired Community Bancorporation of New Mexico, Inc., parent company of Community Bank of Santa Fe, New Mexico. As of August 21, 2015, Community Bank had loans of $103.7 million, and the estimated fair value of the loans acquired was $99.5 million.

On September 11, 2015, Heartland acquired First Scottsdale Bank, N.A. in Scottsdale, Arizona. As of September 11, 2015, First Scottsdale Bank, N.A. had loans of $56.5 million, and the estimated fair value of the loans acquired was $54.7 million.

The acquisitions of Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., and First Scottsdale Bank, N.A. were accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the loans acquired with the acquisitions in 2015 at September 30, 2015, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	September 30, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$—	$93,304	$93,304
Commercial real estate	6,561	270,229	276,790
Agricultural and agricultural real estate	—	2,788	2,788
Residential real estate	—	49,816	49,816
Consumer loans	—	28,056	28,056
Total Loans	$6,561	$444,193	$450,754

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisitions was $14.7 million and the estimated fair value of the loans was $9.3 million. At September 30, 2015, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. At September 30, 2015, there was an allowance for loan and lease losses of $116,000 related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $558.4 million and the estimated fair value of the loans was $539.9 million.

On July 2, 2009, Heartland acquired all deposits of The Elizabeth State Bank in Elizabeth, Illinois through its subsidiary Galena State Bank & Trust Co., which merged into Illinois Bank & Trust, in a whole bank loss sharing transaction facilitated by the FDIC. As of July 2, 2009, The Elizabeth State Bank had loans of $42.7 million with an estimated fair value of $37.8 million.

The acquired loans and other real estate owned were covered by a loss share agreement for non-residential loans and a loss share agreement for residential real estate. The loss sharing agreement for non-residential loans expired on October 1, 2014. The remaining residential real estate loans covered under the loss share agreement were not material at September 30, 2015. On October 7, 2015, Heartland reached a buy-out agreement with the FDIC on the residential real estate loan portfolio, and as a result Heartland no longer has any loans covered under loss share agreements.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2015, and September 30, 2014, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$—	$45,614
Charge-offs	(869)	(376)	—	(13)	(1,181)	—	(2,439)
Recoveries	87	357	5	71	229	—	749
Provision	1,628	497	258	(311)	1,109	—	3,181
Balance at September 30, 2015	$13,910	$18,086	$3,939	$3,846	$7,324	$—	$47,105

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$—	$41,449
Charge-offs	(1,825)	(1,080)	(551)	(126)	(3,595)	—	(7,177)
Recoveries	518	853	29	178	729	—	2,307
Provision	3,308	2,415	1,166	53	3,584	—	10,526
Balance at September 30, 2015	$13,910	$18,086	$3,939	$3,846	$7,324	$—	$47,105

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at June 30, 2014	$11,927	$14,680	$2,788	$3,815	$7,516	$166	$40,892
Charge-offs	(875)	(295)	(338)	(21)	(1,120)	—	(2,649)
Recoveries	145	539	5	29	184	—	902
Provision	158	1,221	661	(200)	673	40	2,553
Balance at September 30, 2014	$11,355	$16,145	$3,116	$3,623	$7,253	$206	$41,698

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$—	$41,685
Charge-offs	(7,940)	(1,379)	(1,974)	(225)	(3,189)	—	(14,707)
Recoveries	552	1,833	9	85	606	—	3,085
Provision	5,644	1,539	2,089	43	2,114	206	11,635
Balance at September 30, 2014	$11,355	$16,145	$3,116	$3,623	$7,253	$206	$41,698

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $56.8 million at September 30, 2015, and $35.6 million December 31, 2014. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Heartland recorded $18.6 million of goodwill in connection with the acquisition of Community Banc-Corp of Sheboygan, Inc., the parent company of Community Bank & Trust, based in Sheboygan, Wisconsin on January 16, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $6.0 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes. In addition, Heartland recognized commercial servicing rights of $4.3 million.

Heartland recorded $213,000 of goodwill in connection with the acquisition of Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, based in Santa Fe, New Mexico on August 21, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland also recognized core deposit intangibles of $1.7 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded $2.5 million of goodwill in connection with the acquisition of First Scottsdale Bank, N.A., based in Scottsdale, Arizona on September 11, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland also recognized core deposit intangibles of $357,000 that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Goodwill related to the Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., and First Scottsdale Bank, N.A., resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2015, and December 31, 2014, are presented in the table below, in thousands:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$29,138	$14,572	$14,566	$21,069	$12,525	$8,544
Mortgage servicing rights	44,166	14,566	29,600	37,825	12,841	24,984
Customer relationship intangible	1,177	805	372	1,177	773	404
Commercial servicing rights	4,959	802	4,157	—	—	—
Total	$79,440	$30,745	$48,695	$60,071	$26,139	$33,932

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Three months ending December 31, 2015	$755	$2,087	$11	$221	$3,074
Year ending December 31,
2016	2,772	6,878	41	866	10,557
2017	2,452	5,896	40	820	9,208
2018	2,169	4,913	39	731	7,852
2019	1,886	3,930	38	563	6,417
2020	1,619	2,948	37	364	4,968
Thereafter	2,913	2,948	166	592	6,619
Total	$14,566	$29,600	$372	$4,157	$48,695

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2015. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.96 billion and $3.50 billion as of September 30, 2015, and December 31, 2014, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $40.2 million at September 30, 2015, and $34.2 million at December 31, 2014.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.79% and 11.40% for the September 30, 2015, and December 31, 2014, valuations, respectively. The discount rate was 9.23% and 9.20% for the September 30, 2015, and December 31, 2014, valuations, respectively. The average capitalization rate for the first nine months of 2015 ranged from 65 to 138 basis points compared to 75 and 139 basis points for 2014. Fees collected for the servicing of mortgage loans for others were $7.8 million and $6.4 million for the nine months ended September 30, 2015, and September 30, 2014, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2015, and September 30, 2014:

	2015	2014
Balance at January 1	$24,984	$21,788
Originations	11,062	5,955
Amortization	(6,446)	(3,778)
Balance at September 30	$29,600	$23,965
Fair value of mortgage servicing rights	$40,166	$33,260
Mortgage servicing rights, net to servicing portfolio	0.75%	0.71%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. The commercial servicing portfolio is comprised of loans serviced for the Small Business Administration and United States Department of Agriculture, which totaled $158.8 million. Fees collected for the servicing of commercial loans for others were $438,000. The fair value of Heartland's commercial servicing rights was estimated at $4.4 million as of September 30, 2015.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine months ended September 30, 2015, and September 30, 2014:

	2015	2014
Balance at January 1	$—	$—
Purchased commercial servicing rights	4,255	—
Originations	704	—
Amortization	(802)	—
Balance at September 30	$4,157	$—
Fair value of commercial servicing rights	$4,412	$—
Commercial servicing rights, net to servicing portfolio	2.33%	—%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount. At September 30, 2015, and December 31, 2014, no valuation allowance was required for any of Heartland's servicing rights.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

Heartland uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, Heartland considers the use of interest rate swaps, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. Heartland's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, Heartland is facilitating back-to-back loan swaps to assist customers in managing interest rate risk. Heartland's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Heartland is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. Heartland minimizes this risk by entering into derivative contracts with counterparties that meet Heartland’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. Heartland has not experienced any losses from nonperformance by these counterparties. Heartland monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $7.0 million and $5.3 million of cash as collateral at September 30, 2015, and December 31, 2014, respectively. Heartland's counterparties were required to pledge $0 at both September 30, 2015, and December 31, 2014, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges

Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2015, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.7 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.2 million.

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
The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2015, and December 31, 2014, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2015
Interest rate swap	$9,309	$(111)	Other Liabilities	2.966%	5.140%	04/20/2016
Interest rate swap	25,000	(1,097)	Other Liabilities	0.334%	2.255%	03/17/2021
Interest rate swap	20,000	(799)	Other Liabilities	0.324%	3.220%	03/01/2017
Interest rate swap	20,000	(1,946)	Other Liabilities	0.284%	3.355%	01/07/2020
Interest rate swap	10,000	(208)	Other Liabilities	0.326%	1.674%	03/26/2019
Interest rate swap	10,000	(206)	Other Liabilities	0.334%	1.658%	03/18/2019
Interest rate swap	20,000	(283)	Other Liabilities	1.190%	2.390%	06/15/2024
Interest rate swap	20,000	(332)	Other Liabilities	1.048%	2.352%	03/01/2024

December 31, 2014
Interest rate swap	$10,369	$(248)	Other Liabilities	2.915%	5.140%	04/20/2016
Interest rate swap	25,000	(534)	Other Liabilities	0.243%	2.255%	03/17/2021
Interest rate swap	20,000	(1,046)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,748)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	(35)	Other Liabilities	0.255%	1.674%	03/26/2019
Interest rate swap	10,000	(35)	Other Liabilities	0.243%	1.658%	03/18/2019

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the nine months ended September 30, 2015, and September 30, 2014, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2015
Interest rate swap	$48	Interest Expense	$(53)	Other Income	$—
Interest rate swap	(574)	Interest Expense	(127)	Other Income	—
Interest rate swap	78	Interest Expense	(150)	Other Income	—
Interest rate swap	(266)	Interest Expense	(156)	Other Income	—
Interest rate swap	(122)	Interest Expense	(35)	Other Income	—
Interest rate swap	(120)	Interest Expense	(36)	Other Income	—
Interest rate swap	(774)	Interest Expense	—	Other Income	—
Interest rate swap	(784)	Interest Expense	—	Other Income	—

Nine Months Ended September 30, 2015
Interest rate swap	$137	Interest Expense	$(166)	Other Income	$—
Interest rate swap	(563)	Interest Expense	(379)	Other Income	—
Interest rate swap	247	Interest Expense	(451)	Other Income	—
Interest rate swap	(198)	Interest Expense	(471)	Other Income	—
Interest rate swap	(173)	Interest Expense	(106)	Other Income	—
Interest rate swap	(171)	Interest Expense	(107)	Other Income	—
Interest rate swap	(283)	Interest Expense	—	Other Income	—
Interest rate swap	(332)	Interest Expense	—	Other Income	—

Three Months Ended September 30, 2014
Interest rate swap	$68	Interest Expense	$(63)	Other Income	$—
Interest rate swap	193	Interest Expense	(129)	Other Income	—
Interest rate swap	208	Interest Expense	(153)	Other Income	—
Interest rate swap	248	Interest Expense	(158)	Other Income	—
Interest rate swap	89	Interest Expense	(37)	Other Income	—
Interest rate swap	88	Interest Expense	(37)	Other Income	—
Interest rate swap	—	Interest Expense	—	Other Income	—

Nine Months Ended September 30, 2014
Interest rate swap	$162	Interest Expense	$(192)	Other Income	$—
Interest rate swap	(117)	Interest Expense	(258)	Other Income	—
Interest rate swap	387	Interest Expense	(455)	Other Income	—
Interest rate swap	8	Interest Expense	(473)	Other Income	—
Interest rate swap	48	Interest Expense	(74)	Other Income	—
Interest rate swap	48	Interest Expense	(73)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—

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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receives a variable interest rate from the same counterparty based on one month LIBOR plus .88% calculated on a notional amount of $13.8 million. The swap is designated as a fair value hedge and did not have a material impact on the consolidated balance sheets as of September 30, 2015, or consolidated statements of income for the three- and nine-month periods ended September 30, 2015. Heartland was required to pledge $414,000 of cash as collateral as of September 30, 2015. The swap was recorded in other liabilities with a fair value of $111,500 as of September 30, 2015.

Loan Swaps

Heartland enters into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. As of September 30, 2015, the fair value of the swap asset was $570,000, and the fair value of the swap liability was $570,000. The notional amount of the back-to-back loan swaps total $19.5 million as of September 30, 2015. As of September 30, 2015, Heartland did not have any cash posted as collateral related to these back-to-back swaps, and there was no material impact to the consolidated financial statements.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments not designated as hedging instruments at September 30, 2015, and December 31, 2014, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2015
Interest rate lock commitments (mortgage)	Other Assets	$126,619	$4,903
Forward commitments	Other Assets	117,525	833
Forward commitments	Other Liabilities	309,020	(2,841)
December 31, 2014
Interest rate lock commitments (mortgage)	Other Assets	$74,863	$2,496
Forward commitments	Other Assets	88,484	275
Forward commitments	Other Liabilities	218,337	(1,619)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's derivative instruments not designated as hedging instruments for the three- and nine-month periods ended September 30, 2015, and September 30, 2014, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended September 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(361)
Forward commitments	Gains on sale of loans held for sale	(4,237)

Nine Months Ended September 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,471
Forward commitments	Gains on sale of loans held for sale	(662)

Three Months Ended September 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(1,924)
Forward commitments	Gains on sale of loans held for sale	1,505

Nine Months Ended September 30, 2014
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,393
Forward commitments	Gains on sale of loans held for sale	(1,474)

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

Premises, furniture and equipment held for sale
Heartland values premises, furniture and equipment held for sale based on third-party appraisals less estimated disposal costs. Heartland considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. Heartland periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are classified as nonrecurring Level 3 in the fair value hierarchy.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, and December 31, 2014, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate owned ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the fair value of the property at the time of acquisition (representing the property's cost basis), plus any acquisition costs, or the estimated fair value of the property, less disposal costs. Heartland considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Heartland periodically reviews OREO to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. OREO is classified as nonrecurring Level 3 of the fair value hierarchy.

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$27,020	$529	$26,491	$—
Mortgage-backed securities	1,006,349	—	1,000,309	6,040
Obligations of states and political subdivisions	214,551	—	214,551	—
Corporate debt securities	580	—	—	580
Equity securities	13,187	—	13,187	—
Interest rate lock commitments	4,903	—	—	4,903
Forward commitments	833	—	833	—
Total assets at fair value	$1,267,423	$529	$1,255,371	$11,523
Liabilities
Derivative financial instruments	$4,982	$—	$4,982	$—
Forward commitments	2,841	—	2,841	—
Total liabilities at fair value	$7,823	$—	$7,823	$—
December 31, 2014
Assets
Securities available for sale
U.S. government corporations and agencies	$24,093	$2,529	$21,564	$—
Mortgage-backed securities	1,219,266	—	1,214,319	4,947
Obligations of states and political subdivisions	153,426	—	153,426	—
Corporate debt securities	—	—	—	—
Equity securities	5,083	—	5,083	—
Interest rate lock commitments	2,496	—	—	2,496
Forward commitments	275	—	275	—
Total assets at fair value	$1,404,639	$2,529	$1,394,667	$7,443
Liabilities
Derivative financial instruments	$3,646	$—	$3,646	$—
Forward commitments	1,619	—	1,619	—
Total liabilities at fair value	$5,265	$—	$5,265	$—

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$767	$—	$—	$767	$79
Commercial real estate	4,277	—	—	4,277	57
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,475	—	—	2,475	5
Consumer	1,970	—	—	1,970	—
Total collateral dependent impaired loans	$9,489	$—	$—	$9,489	$141
Other real estate owned	$17,041	$—	$—	$17,041	$1,685
Premises, furniture and equipment held for sale	$3,440	$—	$—	$3,440	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,033	$—	$—	$1,033	$659
Commercial real estate	12,584	—	—	12,584	492
Agricultural and agricultural real estate	552	—	—	552	2,229
Residential real estate	3,173	—	—	3,173	—
Consumer	2,003	—	—	2,003	22
Total collateral dependent impaired loans	$19,345	$—	$—	$19,345	$3,402
Other real estate owned	$19,016	$—	$—	$19,016	$1,938
Premises, furniture and equipment held for sale	$—	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$6,040	Discounted cash flows	Pretax discount rate	7.00 - 9.50%
			Actual defaults	17.28 - 32.60% (26.32%)
			Actual deferrals	4.91 - 21.20% (16.30%)
Corporate debt securities	580	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	4,903	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,440	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	767	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	4,277	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,475	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,970	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)
Other real estate owned	17,041	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at September 30, 2015, was 86%.

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

	Fair Value at 12/31/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,947	Discounted cash flows	Pretax discount rate	7.00 - 9.00%
			Actual defaults	15.60 - 30.60% (24.50%)
			Actual deferrals	7.20 - 17.30% (12.90%)
Corporate debt securities	—	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	2,496	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	—	Modified appraised value	Third party appraisal	(3)
				(3)
Collateral dependent impaired loans:
Commercial	1,033	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	12,584	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	552	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,173	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	2,003	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)
Other real estate owned	19,016	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$4,947	$3,298
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	1,209	1,783
Purchases, sales and settlements:
Purchases	6	—
Sales	—	—
Settlements	(122)	(134)
Balance at period end	$6,040	$4,947

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$—	$—
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	(160)	—
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	740	—
Sales	—	—
Settlements	—	—
Balance at period end	$580	$—

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance at January 1,	$2,496	$1,809
Total gains (losses) included in earnings	3,471	2,422
Issuances	3,851	2,038
Settlements	(4,915)	(3,773)
Balance at period end	$4,903	$2,496

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2015, and December 31, 2014, were $4.9 million and $2.5 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2015, and December 31, 2014, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$91,105	$91,105	$91,105	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,261,687	1,261,687	529	1,254,538	6,620
Held to maturity	282,200	294,622	—	294,622	—
Other investments	19,292	19,292	—	19,057	235
Loans held for sale	102,569	102,569	—	102,569	—
Loans, net:
Commercial	1,226,694	1,223,493	—	1,222,726	767
Commercial real estate	2,043,473	2,058,649	—	2,054,372	4,277
Agricultural and agricultural real estate	465,961	469,329	—	469,329	—
Residential real estate	486,782	483,793	—	481,318	2,475
Consumer	372,508	375,497	—	373,527	1,970
Total Loans, net	4,595,418	4,610,761	—	4,601,272	9,489
Interest rate lock commitments	4,903	4,903	—	—	4,903
Forward commitments	833	833	—	833	—
Financial liabilities:
Deposits
Demand deposits	1,632,005	1,632,005	—	1,632,005	—
Savings deposits	2,936,611	2,936,611	—	2,936,611	—
Time deposits	938,621	938,621	—	938,621	—
Short term borrowings	335,845	335,845	—	335,845	—
Other borrowings	302,086	305,361	—	305,361	—
Derivative financial instruments	4,982	4,982	—	4,982	—
Forward commitments	2,841	2,841	—	2,841	—

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,871	$73,871	$73,871	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Available for sale	1,401,868	1,401,868	2,529	1,394,392	4,947
Held to maturity	284,587	296,768	—	296,768	—
Other investments	20,498	20,498	—	20,263	235
Loans held for sale	70,514	70,514	—	70,514	—
Loans, net:
Commercial	1,024,065	1,009,802	—	1,008,769	1,033
Commercial real estate	1,690,899	1,699,722	—	1,687,138	12,584
Agricultural and agricultural real estate	420,623	423,968	—	423,416	552
Residential real estate	377,094	370,178	—	367,005	3,173
Consumer	323,873	330,211	—	328,208	2,003
Total Loans, net	3,836,554	3,833,881	—	3,814,536	19,345
Interest rate lock commitments	2,496	2,496	—	—	2,496
Forward commitments	275	275	—	275	—
Financial liabilities:
Deposits
Demand deposits	1,295,193	1,295,193	—	1,295,193	—
Savings deposits	2,687,493	2,687,493	—	2,687,493	—
Time deposits	785,336	785,336	—	785,336	—
Short term borrowings	330,264	330,264	—	330,264	—
Other borrowings	396,255	401,978	—	401,978	—
Derivative financial instruments	3,646	3,646	—	3,646	—
Forward commitments	1,619	1,619	—	1,619	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three and nine months ended September 30, 2015, and September 30, 2014, in thousands.

	Three Months Ended September 30,
	2015			2014
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$58,123	$1,601	$59,724	$50,790	$701	$51,491
Provision for loan losses	3,181	—	3,181	2,553	—	2,553
Total noninterest income	16,015	8,965	24,980	11,568	9,038	20,606
Total noninterest expense	49,168	12,828	61,996	43,228	11,427	54,655
Income (loss) before taxes	$21,789	$(2,262)	$19,527	$16,577	$(1,688)	$14,889
Average Loans, for the period	$4,563,221	$90,958	$4,654,179	$3,736,917	$75,301	$3,812,218
Segment Assets, at period end	$6,676,526	$129,358	$6,805,884	$5,817,427	$117,382	$5,934,809

	Nine Months Ended September 30,
	2015			2014
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$167,000	$4,298	$171,298	$148,930	$1,972	$150,902
Provision for loan losses	10,526	—	10,526	11,635	—	11,635
Total noninterest income	48,679	37,625	86,304	35,085	25,906	60,991
Total noninterest expense	145,614	39,478	185,092	129,108	32,744	161,852
Income (loss) before taxes	$59,539	$2,445	$61,984	$43,272	$(4,866)	$38,406
Average Loans, for the period	$4,365,908	$91,807	$4,457,715	$3,629,822	$62,896	$3,692,718
Segment Assets, at period end	$6,676,526	$129,358	$6,805,884	$5,817,427	$117,382	$5,934,809

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

Net income available to common stockholders for the quarter ended September 30, 2015, was $14.4 million, or $0.69 per diluted common share, compared to $11.8 million, or $0.63 per diluted common share, for the quarter ended September 30, 2014. Return on average common equity was 11.40% and return on average assets was 0.85% for the third quarter of 2015, compared to 11.86% and 0.79%, respectively, for the same quarter in 2014.

Net income available to common stockholders for the first nine months of 2015 was $44.8 million, or $2.16 per diluted common share, compared to $29.0 million, or $1.55 per diluted common share, recorded during the first nine months of 2014. Return on average common equity was 12.38% and return on average assets was 0.91% for the first nine months of 2015, compared to 10.21% and 0.67%, respectively, for the same period in 2014.

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

On August 21, 2015, Heartland completed the acquisition of Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with closing of the transaction, Community Bank merged into Heartland’s New Mexico Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $166.5 million, total loans of $99.5 million and total deposits of $147.4 million. The systems conversion for this transaction is expected to occur during the fourth quarter of 2015.

On September 11, 2015, Heartland completed the acquisition of First Scottsdale Bank, N.A. in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the close, First Scottsdale Bank was merged into Heartland’s Arizona Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $83.7 million, total loans of $54.7 million and total deposits of $65.9 million. The systems conversion for this transaction was completed simultaneous with the closing.

During the second quarter of 2015, Heartland announced it had entered into a merger agreement with Premier Valley Bank, a community bank based in Fresno, California, that had assets of approximately $683.0 million at September 30, 2015. Under this agreement, Premier Valley will become a wholly-owned subsidiary of Heartland and operate under its present name and management team as Heartland's tenth state-chartered bank. Subject to adjustment for a minimum tangible equity threshold, Premier Valley shareholders will receive approximately $95.0 million or $7.73 per share of Premier Valley common stock in the merger, and may elect to receive this payment in shares of Heartland common stock or in cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. The transaction is expected to close during the fourth quarter of 2015.

Subsequent to the quarter-end, Heartland entered into a merger agreement with CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. Under the agreement, Heartland will acquire CIC Bancshares, Inc. in a transaction valued at approximately $83.5 million, of which approximately 20 percent would be payable in cash and approximately 80 percent would be payable by issuance of Heartland common stock. Simultaneous with closing of the transaction, Centennial Bank will be merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the Centennial Bank name. Centennial Bank had total assets of approximately $730.0 million as of September 30, 2015. The transaction is subject to approvals by shareholders of CIC Bancshares, Inc. and bank regulatory authorities, and is expected to close during the first quarter of 2016.

Total assets were $6.81 billion at September 30, 2015, an increase of $754.1 million or 12% since year-end 2014. Total assets of the entities acquired during 2015 were $775.5 million at acquisition date. Securities represented 23% of total assets at September 30, 2015, compared to 28% at year-end 2014, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth.

Total loans and leases held to maturity were $4.64 billion at September 30, 2015, compared to $3.88 billion at year-end 2014, an increase of $765.8 million or 20%, which includes $549.2 million acquired during 2015 in acquisitions. Exclusive of these acquisitions, total loans and leases held to maturity increased $216.5 million or 7% annualized since year-end 2014.

Total deposits were $5.51 billion as of September 30, 2015, compared to $4.77 billion at year-end 2014, an increase of $739.2 million or 16%, with $647.2 million attributable to the acquisitions completed during 2015. Exclusive of these acquisitions, total deposits increased $91.9 million or 3% annualized since year-end 2014. Included in the deposit growth during the first nine months of 2015 was an $88.1 million increase in brokered time deposits, the majority of which were issued to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the first six months of 2015.

Common stockholders' equity was $509.3 million at September 30, 2015, compared to $414.6 million at year-end 2014. Book value per common share was $24.68 at September 30, 2015, compared to $22.40 at year-end 2014. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $4.6 million at September 30, 2015, compared to $3.6 million at December 31, 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.01% during the third quarter of 2015 compared to 3.97% during the second quarter of 2015 and 3.96% during the third quarter of 2014. For the first nine months of 2015, net interest margin was 3.96% compared to 3.97% for the first nine months of 2014. Heartland's success in maintaining net interest margin near the 4.00% level is the result of continuous price discipline on both sides of the balance sheet and management's ability to shift dollars from the securities portfolio into the loan portfolio.

Interest income increased $7.2 million or 12% to $67.3 million in the third quarter of 2015 from the $60.1 million recorded in the third quarter of 2014. After an adjustment to add $2.6 million for both the third quarter of 2015 and the third quarter of

2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the third quarter of 2015 was $69.9 million compared to $62.7 million in the third quarter of 2014. For the first nine months of 2015, interest income increased $19.2 million or 11% to $195.8 million from $176.6 million for the first nine months of 2014. After an adjustment to add $7.4 million for the first nine months of 2015 and $7.8 million for the first nine months of 2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income in the first nine months of 2015 was $203.2 million compared to $184.4 million in the first nine months of 2014. These increases were primarily due to growth in average earning assets, which increased $735.2 million or 14% during the third quarter of 2015 compared to the third quarter of 2014 and $688.1 million or 13% during the first nine months of 2015 compared to the first nine months of 2014. The acquisitions completed during 2015 accounted for approximately $527.4 million of the growth in average earning assets for the quarterly comparative period and approximately $451.4 million for the nine month comparative period. The remainder of the growth in average earning assets in both periods was primarily attributable to loan growth experienced during the last half of 2014 and first half of 2015. Also contributing to the increases in interest income during both comparative periods was a change in the composition of average earning assets from lower-yielding investments to higher-yielding loans. The percentage of average net loans and leases to total earning assets was 75% during the third quarter of 2015 compared to 69% during the third quarter of 2014 and 73% during the first nine months of 2015 compared to 68% during the first nine months of 2014.

Interest expense for the third quarter of 2015 was $7.5 million, a decrease of $1.1 million or 13% from $8.6 million in the third quarter of 2014. Interest expense for the first nine months of 2015 was $24.5 million compared to $25.7 million for the first nine months of 2014, a decrease of $1.2 million or 5%. Average interest bearing liabilities increased $391.6 million or 10% for the quarter ended September 30, 2015, as compared to the same quarter in 2014, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 16 basis points from 0.83% in the third quarter of 2014 to 0.67% in the third quarter of 2015. Average interest bearing liabilities increased $353.6 million or 9% for the first nine months of 2015 as compared to the first nine months in 2014, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 10 basis points from 0.84% in the first nine months of 2014 to 0.74% in the first nine months of 2015. The average interest rate paid on savings deposits was 0.22% during the third quarter of 2015 compared to 0.31% during the third quarter of 2014 and the average interest rate paid on time deposits was 0.91% during the third quarter of 2015 compared to 1.22% during the third quarter of 2014. For the first nine months of 2015, the average interest rate paid on savings deposits was 0.23% compared to 0.32% during the first nine months of 2014 and the average interest rate paid on time deposits was 0.99% during the first nine months of 2015 compared to 1.19% during the first nine months of 2014. The rates currently paid on Heartland's non-maturity deposits are effectively approaching a floor and management believes there is limited flexibility to pay lower rates on these deposits in the future.

Net interest income increased $8.2 million or 16% to $59.7 million in the third quarter of 2015 from the $51.5 million recorded in the third quarter of 2014. Net interest income on a tax-equivalent basis totaled $62.3 million during the third quarter of 2015, an increase of $8.2 million or 15% from the $54.1 million recorded during the third quarter of 2014. For the first nine months of 2015, net interest income increased $20.4 million or 14% to $171.3 million from the $150.9 million recorded in the first nine months of 2014. Net interest income on a tax-equivalent basis totaled $178.7 million during the first nine months of 2015, an increase of $20.0 million or 13% from the $158.6 million recorded during the nine months of 2014. Net interest income in dollars has increased steadily for each of the last eight quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 37% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 57% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of this Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended September 30, 2015 and 2014
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,192,259	$5,858	1.95%	$1,279,612	$7,547	2.34%
Nontaxable(1)	348,760	4,733	5.38	367,791	4,997	5.39
Total securities	1,541,019	10,591	2.73	1,647,403	12,544	3.02
Interest bearing deposits	11,567	4	0.14	8,098	6	0.29
Federal funds sold	1,032	1	0.38	344	1	1.15
Loans and leases:(2)
Commercial and commercial real estate(1)	3,252,610	38,802	4.73	2,656,438	32,249	4.82
Residential mortgage	570,117	5,848	4.07	435,965	4,589	4.18
Agricultural and agricultural real estate(1)	461,144	5,525	4.75	398,571	5,030	5.01
Consumer	370,308	7,384	7.91	321,244	6,704	8.28
Fees on loans	—	1,701	—	—	1,603	—
Less: allowance for loan and lease losses	(46,302)	—	—	(41,727)	—	—
Net loans and leases	4,607,877	59,260	5.10	3,770,491	50,175	5.28
Total earning assets	6,161,495	69,856	4.50%	5,426,336	62,726	4.59%
Nonearning assets	564,701			456,456
Total assets	$6,726,196			$5,882,792
Interest Bearing Liabilities
Savings	$2,870,847	$1,565	0.22%	$2,592,630	$2,032	0.31%
Time, $100,000 and over	337,163	741	0.87	320,849	924	1.14
Other time deposits	622,110	1,461	0.93	534,544	1,699	1.26
Short-term borrowings	362,094	228	0.25	316,874	227	0.28
Other borrowings	298,875	3,549	4.71	334,629	3,741	4.44
Total interest bearing liabilities	4,491,089	7,544	0.67%	4,099,526	8,623	0.83%
Noninterest bearing liabilities
Noninterest bearing deposits	1,593,298			1,262,154
Accrued interest and other liabilities	59,712			45,674
Total noninterest bearing liabilities	1,653,010			1,307,828
Stockholders' Equity	582,097			475,438
Total Liabilities and Stockholders' Equity	$6,726,196			$5,882,792
Net interest income(1)		$62,312			$54,103
Net interest spread(1)			3.83%			3.76%
Net interest income to total earning assets(1)			4.01%			3.96%
Interest bearing liabilities to earning assets	72.89%			75.55%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Nine Months Ended September 30, 2015 and 2014
	2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,266,546	$19,729	2.08%	$1,303,152	$22,755	2.33%
Nontaxable(1)	335,104	13,641	5.44	380,154	15,506	5.45
Total securities	1,601,650	33,370	2.79	1,683,306	38,261	3.04
Interest bearing deposits	10,541	11	0.14	7,256	20	0.37
Federal funds sold	4,562	3	0.09	450	1	0.30
Loans and leases:(2)
Commercial and commercial real estate(1)	3,133,525	112,343	4.79	2,580,868	93,978	4.87
Residential mortgage	529,412	16,146	4.08	421,571	13,554	4.30
Agricultural and agricultural real estate(1)	436,050	15,835	4.86	381,406	14,508	5.09
Consumer	358,728	21,476	8.00	308,873	19,372	8.39
Fees on loans	—	4,016	—	—	4,704	—
Less: allowance for loan and lease losses	(43,856)	—	—	(41,249)	—	—
Net loans and leases	4,413,859	169,816	5.14	3,651,469	146,116	5.35
Total earning assets	6,030,612	203,200	4.50%	5,342,481	184,398	4.61%
Nonearning assets	572,473			475,679
Total assets	$6,603,085			$5,818,160
Interest Bearing Liabilities
Savings	$2,851,506	$5,002	0.23%	$2,572,492	$6,184	0.32%
Time, $100,000 and over	343,369	2,373	0.92	329,976	2,641	1.07
Other time deposits	570,446	4,383	1.03	548,171	5,185	1.26
Short-term borrowings	343,537	638	0.25	308,000	655	0.28
Other borrowings	338,307	12,117	4.79	334,881	11,084	4.43
Total interest bearing liabilities	4,447,165	24,513	0.74%	4,093,520	25,749	0.84%
Noninterest bearing liabilities
Noninterest bearing deposits	1,531,450			1,219,431
Accrued interest and other liabilities	58,354			43,346
Total noninterest bearing liabilities	1,589,804			1,262,777
Stockholders' Equity	566,116			461,863
Total Liabilities and Stockholders' Equity	$6,603,085			$5,818,160
Net interest income(1)		$178,687			$158,649
Net interest spread(1)			3.76%			3.77%
Net interest income to total earning assets(1)			3.96%			3.97%
Interest bearing liabilities to earning assets	73.74%			76.62%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $3.2 million for the third quarter of 2015 compared to $2.6 million for the third quarter of 2014. For the first nine months of 2015, the provision for loan losses was $10.5 million compared to $11.6 million for the first nine months of 2014. The first quarter 2014 provision included approximately $4.5 million to compensate for a charge off on a single large credit and without this compensating provision, the increase in provision for loan losses for the first nine months of 2015 in comparison with the first nine months of

2014 was $3.4 million. The increases in provision for loan and lease losses during both the quarterly and nine-month comparative periods were partially attributable to provision necessary to establish an allowance for loans acquired in prior acquisitions for which purchase accounting valuation reserves were depleted. Additionally, the second quarter of 2015 provision was affected by valuation changes on purchased impaired loans.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014, and under the caption "Allowance For Loan and Lease Losses" in this report. Heartland believes the allowance for loan and lease losses as of September 30, 2015, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three and nine months ended September 30, 2015 and 2014, in thousands:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Service charges and fees	$6,350	$4,857	$1,493	31%
Loan servicing income	1,368	1,319	49	4
Trust fees	3,507	3,194	313	10
Brokerage and insurance commissions	869	1,044	(175)	(17)
Securities gains, net	1,767	825	942	114
Gain (loss) on trading account securities, net	—	—	—	—
Net gains on sale of loans held for sale	9,823	8,384	1,439	17
Income on bank owned life insurance	372	371	1	—
Other noninterest income	924	612	312	51
Total noninterest income	$24,980	$20,606	$4,374	21%

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Service charges and fees	$17,654	$15,007	$2,647	18%
Loan servicing income	3,572	4,223	(651)	(15)
Trust fees	11,051	9,747	1,304	13
Brokerage and insurance commissions	2,872	3,325	(453)	(14)
Securities gains, net	9,230	2,460	6,770	275
Gain (loss) on trading account securities, net	—	(38)	38	100
Net gains on sale of loans held for sale	38,164	23,559	14,605	62
Income on bank owned life insurance	1,355	1,073	282	26
Other noninterest income	2,406	1,635	771	47
Total noninterest income	$86,304	$60,991	$25,313	42%

Noninterest income totaled $25.0 million during the third quarter of 2015 compared to $20.6 million during the third quarter of 2014, an increase of $4.4 million or 21%. For the nine-month period ended on September 30, noninterest income totaled $86.3 million during 2015 compared to $61.0 million during 2014, an increase of $25.3 million or 42%. These increases were primarily due to increased service charges and fees, securities gains and net gains on sale of loans held for sale.

Service charges and fees increased $1.5 million or 31% during the quarters under comparison and $2.6 million or 18% during the nine-month periods under comparison, with a majority of this growth attributable to the service charges and fees collected by Wisconsin Bank & Trust at locations acquired through the Community Banc-Corp of Sheboygan, Inc. acquisition. Service charges on checking and savings accounts recorded during the third quarter of 2015 were $1.5 million compared to $1.3 million during the third quarter of 2014, an increase of $239,000 or 19%. For the nine months ended September 30, service charges on checking and savings accounts totaled $4.4 million during 2015 compared to $3.8 million during 2014, an increase of $583,000 or 15%. Overdraft fees were $1.9 million during the third quarter of 2015 compared to $1.7 million during the third quarter of 2014, an increase of $247,000 or 15%. For the nine months ended September 30, overdraft fees totaled $5.3 million during 2015 compared to $4.6 million during 2014, an increase of $652,000 or 14%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.2 million during the third quarter of 2015 compared to $1.9 million during the third quarter of 2014, an increase of $304,000 or 16%. These same fees were $6.1 million during the first nine months of 2015 compared to $5.4 million during the first nine months of 2014, an increase of $730,000 or 14%. These increases are primarily attributable to a larger demand deposit customer base in 2015, a portion of which is due to the Community Banc-Corp of Sheboygan, Inc. acquisition completed during the first quarter of 2015. An area of emphasis during 2015 has been the ramping up of credit card services at all the bank subsidiaries. These fees comprised $661,000 or 44% of the $1.5 million increase in service charges and fees for the third quarter of 2015 in comparison with the third quarter of 2014. For the first nine months of 2015 in comparison with the first nine months of 2014, these fees comprised $507,000 or 19% of the $2.6 million increase in service charges and fees.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans. Loan servicing income totaled $1.4 million during the third quarter of 2015 compared to $1.3 million during the third quarter of 2014. On a nine-month comparative basis, loan servicing income totaled $3.6 million during the first nine months of 2015 compared to $4.2 million during the same period in 2014. Loan servicing income related to the servicing of commercial and agricultural loans totaled $718,000 for the third quarter of 2015 compared to $518,000 for the third quarter of 2014, an increase of $200,000 or 39%. For the first nine months of the year, fees collected for commercial and agricultural loan servicing totaled $2.2 million during 2015 compared to $1.6 million during 2014, an increase of $641,000 or 40%. These increases resulted primarily from the additional commercial and agricultural loans acquired in the Community Banc-Corp of Sheboygan, Inc. acquisition. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $2.7 million during the third quarter of 2015 compared to $2.2 million during the third quarter of 2014, an increase of $513,000 or 23%. For the first nine months of the year, the fees collected for the servicing of mortgage loans for others were $7.8 million during 2015 compared to $6.4 million during 2014, an increase of $1.4 million or 21%. Included in and offsetting loan servicing income is amortization of capitalized mortgage servicing rights, which totaled $2.1 million during the third quarter of 2015 compared to $1.4 million during the third quarter of 2014, an increase of $664,000 or 47%. For the first nine months of the year, amortization of mortgage servicing rights totaled $6.4 million during 2015 compared to $3.8 million during 2014, an increase of $2.6 million or 71%. These increases are reflective of higher prepayments in the serviced mortgage loans portfolio during the first nine months of 2015, causing a decrease in total residential mortgage loan servicing income.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Mortgage Servicing Fees	$2,738	$2,553	$2,495	$2,396	$2,225
Mortgage Servicing Rights Amortization	(2,088)	(2,184)	(2,175)	(1,643)	(1,424)
Total Residential Mortgage Loan Servicing Income	$650	$369	$320	$753	$801
Net Gains On Sale of Residential Mortgage Loans	$8,489	$14,121	$13,602	$7,384	$8,260
Total Residential Mortgage Loan Applications	$443,294	$615,463	$647,487	$383,845	$445,039
Residential Mortgage Loans Originated	$370,956	$421,798	$319,581	$293,268	$312,428
Residential Mortgage Loans Sold	$360,172	$402,151	$268,786	$281,250	$283,677
Residential Mortgage Loan Servicing Portfolio	$3,963,677	$3,785,794	$3,578,409	$3,498,724	$3,362,717

Net gains on sale of loans held for sale totaled $9.8 million during the third quarter of 2015 compared to $8.4 million during the third quarter of 2014, an increase of $1.4 million or 17%. During the first nine months of 2015, net gains on sale of loans held for sale totaled $38.2 million compared to $23.6 million during the same period in 2014, an increase of $14.6 million or 62%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. During the third quarter of 2015, mortgage loan application activity returned to more normal seasonal levels after higher refinance activity during the first two quarters of 2015. The lower interest rate environment during the first half of 2015 encouraged mortgage loan refinancing, as opposed to a relatively higher interest rate environment in the first half of 2014. As a result, mortgage loan applications were $1.71 billion in the first nine months of 2015 compared to $1.22 billion in the first nine months of 2014, an increase of $483.8 million or 40%. The volume of mortgage loans sold totaled $1.03 billion during the first nine months of 2015, a $389.0 million or 61% increase from the $642.1 million sold during the first nine months of 2014. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $1.0 million during the third quarter of 2015 compared to $54,000 during the third quarter of 2014 and $2.0 million during the first nine months of 2015 compared to $187,000 during the first nine months of 2014. An area of emphasis for the Community Banc-Corp of Sheboygan, Inc. locations was the origination for sale of small business loans written under the U.S. Small Business Administration (SBA) programs.

Trust fees increased $313,000 or 10% during the third quarter of 2015 compared to the same quarter in 2014. For the nine-month period ended September 30, 2015, trust fees increased $1.3 million or 13% compared to the same nine-month period in 2014. A large portion of trust fees is based upon the market value of the trust assets under management, which was $1.86 billion at September 30, 2015, and compared to $1.82 billion at September 30, 2014. Those values fluctuate throughout the year as market conditions improve or decline.

Net securities gains totaled $1.8 million during the third quarter of 2015 compared to $825,000 during the third quarter of 2014, an increase of $942,000 or 114%. For the first nine months of 2015, net securities gains totaled $9.2 million during 2015 compared to $2.5 million during the first nine months of 2014, an increase of $6.8 million or 275%. These increases were related to the low interest rate environment during the first half of 2015 that encouraged rebalancing of the securities portfolio, as opposed to the flat or moderately increasing interest rate environment that existed during the first half of 2014.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and nine-month periods ended September 30, 2015 and 2014, in thousands:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Salaries and employee benefits	$37,033	$33,546	$3,487	10%
Occupancy	4,307	3,807	500	13
Furniture and equipment	2,121	2,033	88	4
Professional fees	5,251	4,429	822	19
FDIC insurance assessments	1,018	888	130	15
Advertising	1,327	1,383	(56)	(4)
Intangible assets amortization	734	521	213	41
Other real estate and loan collection expenses	496	215	281	131
Loss on sales/valuations of assets, net	721	447	274	61
Other noninterest expenses	8,988	7,386	1,602	22
Total Noninterest Expenses	$61,996	$54,655	$7,341	13%
Efficiency ratio, fully taxable equivalent(1)	69.85%	70.76%

(1) See the reconciliation of Non-GAAP measure below.

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Salaries and employee benefits	$110,522	$98,428	$12,094	12%
Occupancy	12,594	11,841	753	6
Furniture and equipment	6,403	6,008	395	7
Professional fees	16,544	13,169	3,375	26
FDIC insurance assessments	2,873	2,848	25	1
Advertising	3,841	4,082	(241)	(6)
Intangible assets amortization	2,080	1,736	344	20
Other real estate and loan collection expenses	1,714	1,785	(71)	(4)
Loss on sales/valuations of assets, net	2,583	1,989	594	30
Other noninterest expenses	25,938	19,966	5,972	30
Total Noninterest Expenses	$185,092	$161,852	$23,240	14%
Efficiency ratio, fully taxable equivalent(1)	69.37%	72.16%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income	$59,724	$51,491	$171,298	$150,902
Taxable equivalent adjustment(1)	2,588	2,613	7,389	7,747
Fully taxable equivalent net interest income	62,312	54,104	178,687	158,649
Noninterest income	24,980	20,606	86,304	60,991
Securities gains, net	(1,767)	(825)	(9,230)	(2,460)
Adjusted income	$85,525	$73,885	$255,761	$217,180

Total noninterest expenses	$61,996	$54,655	$185,092	$161,852
Less:
Intangible assets amortization	734	521	2,080	1,736
Partnership investment in historic rehabilitation tax credits	805	1,408	2,995	1,408
Loss on sales/valuations of assets, net	721	447	2,583	1,989
Adjusted noninterest expenses	$59,736	$52,279	$177,434	$156,719

Efficiency ratio, fully taxable equivalent(2)	69.85%	70.76%	69.37%	72.16%

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

For the third quarter of 2015, noninterest expenses totaled $62.0 million compared to $54.7 million during the third quarter of 2014, an increase of $7.3 million or 13%. For the first nine months of 2015, noninterest expenses totaled $185.1 million, an increase of $23.2 million or 14% from the first nine months of 2014. During both comparative periods, the categories contributing most significantly to these increases were salaries and employee benefits, professional fees and other noninterest expenses.

One of Heartland's top priorities is improving its efficiency ratio to achieve a ratio of 65% by the end of 2016. During the second and third quarters of 2015, management announced the consolidation of two banking centers and the closing of seven under-performing loan production offices. Management is also focused on completing systems conversions of acquired entities as close to closing date as possible, which is also expected to contribute to improvement in Heartland's efficiency ratio.

The largest component of noninterest expenses, salaries and employee benefits, increased $3.5 million or 10% during the third quarter of 2015 as compared to the same quarter in 2014 and $12.1 million or 12% for the nine-month period ended on September 30, 2015, as compared to the same period in 2014. The salaries and employee benefits at the acquired locations comprised $1.1 million of the increase for the quarterly comparative period and $4.3 million for the nine-month comparative period. Salaries and employee benefits was also affected by increases in incentive plan accruals and higher compensation in the mortgage segment during the first quarter of 2015. Full-time equivalent employees totaled 1,736 on September 30, 2015, compared to 1,646 full-time equivalent employees on September 30, 2014, an increase of 90 full-time equivalent employees, primarily as a result of the acquisitions.

Professional fees increased $822,000 million or 19% during the third quarter of 2015 compared to the third quarter of 2014 and $3.4 million or 26% during the first nine months of 2015 compared to the first nine months of 2014. These increases were primarily attributable to the increased volumes of mortgage loan originations and additional services provided to Heartland by third-parties, including those performed in relation to acquisitions.

For the third quarter of 2015, other noninterest expenses increased $1.6 million or 22% over the third quarter of 2014. For the first nine months of 2015, other noninterest expenses increased $6.0 million or 30% over the first nine months of 2014. Included in other noninterest expenses are costs associated with partnership investments in real estate projects that qualify for historic rehabilitation tax credits, which totaled $805,000 during the third quarter of 2015 and $1.4 million during the third quarter of 2014. For the nine-month comparative period, these costs totaled $3.0 million during 2015 and $1.4 million during 2014. These credits are included as a reduction to income tax expense as further described in the Income Taxes section of this report. Excluding the effect of the cost associated with the tax credit investment, other noninterest expenses increased $2.2 million or 37% during the third quarter of 2015 in comparison to the third quarter of 2014 and $4.4 million or 24% during the first nine months of 2015 in comparison with the same period in 2014. These increases were primarily a result of initial costs associated with the acquisitions and additional investments in technology.

Income Taxes

Heartland's effective tax rate was 25.32% for the third quarter of 2015 compared to 19.58% for the third quarter of 2014. Included in Heartland's income taxes for the third quarters of both 2015 and 2014 were federal historic rehabilitation tax credits associated with Heartland's ownership interest in qualifying real estate projects totaling $1.1 million in 2015 and $1.8 million in 2014. Federal low-income housing tax credits included in Heartland's income taxes totaled $145,000 during the third quarter of 2015 compared to $166,000 during the third quarter of 2014. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 24.61% during the third quarter of 2015 compared to 32.59% during the third quarter of 2014.

Heartland's effective tax rate was 26.67% for the first nine months of 2015 compared to 22.83% for the first nine months of 2014. Included in Heartland's income taxes were federal historic rehabilitation tax credits associated with Heartland's ownership interest in qualifying real estate projects totaling $4.0 million during the first nine months of 2015 and $1.8 million during first nine months of 2014. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $435,000 during the first nine months of 2015 compared to $566,000 during the first nine months of 2014. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 22.14% during the first nine months of 2015 compared to 37.46% during the first nine months of 2014.

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

Income before taxes for the community and other banking segment for the third quarter of 2015 was $21.8 million compared to $16.6 million for the third quarter of 2014, a $5.2 or 31% increase, primarily as a result of increased net interest income and noninterest income, the effect of which was partially offset by increased noninterest expenses. Net interest income from the community and other banking segment improved by $7.3 million or 14% for the third quarter of 2015 as compared to the third quarter of 2014, primarily as a result of strong loan growth experienced during the last half of 2014 and first half of 2015, combined with the acquisition of Community Banc-Corp of Sheboygan, Inc. in January 2015. Provision for loan and lease losses for the community and other banking segment was $3.2 million for the third quarter of 2015 compared of $2.5 million for the third quarter of 2014. Noninterest income allocable to the community and other banking segment totaled $16.0 million during the third quarter of 2015 compared to $11.6 million during the third quarter of 2014, an increase of $4.4 million or 38%, primarily resulting from increases in service charges and fees, securities gains and net gains on the sale of commercial and agricultural loans held for sale. Noninterest expenses allocable to the community and other banking segment increased $5.9 million or 14% during the third quarter of 2015 as compared to the third quarter of 2014. Included in the third quarter of 2015 noninterest expenses was $805,000 in costs associated with a partnership investment which qualifies for historic rehabilitation tax credits.

Income before taxes for the community and other banking segment for the nine months ended September 30 was $59.5 million for 2015 compared to $43.3 million for 2014, a $16.3 million or 38% increase. Driven by strong loan growth, net interest income increased $18.1 million or 12% from $148.9 million during the first nine months of 2014 to $167.0 million during the first nine months of 2015. Provision for loan and lease losses was $10.5 million for the first nine months of 2015 compared of $11.6 million for the first nine months of 2014, a decrease of $1.1 million or 10%. Noninterest income allocable to the community and other banking segment totaled $48.7 million during the first nine months of 2015 compared to $35.1 million during the first nine months of 2014, an increase of $13.6 million or 39%, primarily a result of increases in service charges and fees, trust fees, securities gains and net gains on sale of commercial and agricultural loans held for sale. Noninterest expenses totaled $145.6 million during the first nine months of 2015 compared to $129.1 million during the first nine months of 2014, an increase of $16.5 million or 13%, primarily a result of the added expenses of acquisitions completed during 2015 and $3.0 million in costs associated with historic rehabilitation tax credit partnership investments.

The retail mortgage banking segment recorded a loss before taxes of $2.3 million for the third quarter of 2015 compared to a loss before taxes of $1.7 million for the third quarter of 2014. Noninterest income from the retail mortgage banking segment totaled $9.0 million for both the third quarter of 2015 and 2014. Noninterest expenses allocable to the retail mortgage banking segment were $12.8 million during the third quarter of 2015 compared to $11.4 million during the third quarter of 2014, a $1.4 million or 12% increase, primarily as a result of additional salaries and employee benefits expense.

For the nine-month comparative periods ended on September 30, the retail mortgage banking segment recorded income before taxes of $2.4 million in 2015 compared to a loss before taxes of $4.9 million in 2014. This increase was reflective of the reduced long-term interest rates during the first half of 2015 in comparison to the first half of 2014 and the effect lower interest rates have on the volume of residential mortgage loans originated for sale and the associated gains on sale of these loans into the secondary market. For the nine-month comparative period ended September 30, noninterest income totaled $37.6 million in 2015 compared to $25.9 million in 2014, an $11.7 million or 45% increase. Noninterest expenses totaled $39.5 million during the first nine months of 2015 compared to $32.7 million during the first nine months of 2014, an increase of $6.7 million or 21%. This increase was primarily a result of transaction-based compensation to mortgage banking personnel associated with the increased volume of residential mortgage loans underwritten during the first half of 2015. Also included in noninterest expenses during the first nine months of 2015 were $800,000 in asset writedowns associated with the closure of seven under-performing loan production offices. Management has refined its strategy relative to the retail mortgage banking segment with an emphasis on building out this line of business within bank subsidiary locations instead of in out-of-footprint locations.

FINANCIAL CONDITION

Total assets were $6.81 billion at September 30, 2015, an increase of $754.1 million or 12% since year-end 2014. Total assets of the entities acquired during 2015 were $775.5 million at acquisition date.

Lending Activities

Total loans and leases held to maturity were $4.64 billion at September 30, 2015, compared to $3.88 billion at year-end 2014, an increase of $765.8 million or 20%, which includes $549.2 million acquired during 2015 in acquisitions. Exclusive of these acquisitions, total loans and leases held to maturity increased $216.5 million or 7% annualized since year-end 2014.

The table below presents the composition of the loan portfolio as of September 30, 2015, and December 31, 2014, in thousands:

LOAN PORTFOLIO	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,240,956	26.72%	$1,036,080	26.72%
Commercial real estate	2,062,142	44.40	1,707,060	44.02
Agricultural and agricultural real estate	469,381	10.11	423,827	10.93
Residential mortgage	491,667	10.59	380,341	9.81
Consumer	379,903	8.18	330,555	8.52
Gross loans and leases receivable held to maturity	4,644,049	100.00%	3,877,863	100.00%
Unearned discount	(478)		(90)
Deferred loan fees	(1,048)		(1,028)
Total net loans and leases receivable held to maturity	4,642,523		3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	—%	54	4.29%
Agricultural and agricultural real estate	—	—	—	—
Residential mortgage	—	—	1,204	95.71
Consumer	—	—	—	—
Total loans covered under loss share agreements	—	—%	1,258	100.00%
Allowance for loan and lease losses	(47,105)		(41,449)
Loans and leases receivable, net	$4,595,418		$3,836,554

Loans and leases secured by real estate, either fully or partially, totaled $3.01 billion or 65% of gross loans and leases at September 30, 2015. Of the non-farm, nonresidential real estate loans, 57% are owner occupied. The largest categories within Heartland's real estate secured loans at September 30, 2015, and December 31, 2014, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2015	December 31, 2014
Residential real estate, excluding residential construction and residential lot loans	$844,426	$702,627
Industrial, manufacturing, business and commercial	380,566	321,338
Agriculture	256,007	252,143
Retail	232,886	200,049
Office	269,049	225,769
Land development and lots	122,995	122,662
Hotel, resort and hospitality	113,505	105,217
Multi-family	183,981	150,657
Food and beverage	92,385	79,208
Warehousing	81,813	68,449
Health services	91,805	49,401
Residential construction	93,851	72,419
All other	149,585	127,714
Loans acquired in the 3rd quarter 2015	94,810	—
Total loans secured by real estate	$3,007,664	$2,477,653

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at September 30, 2015, was 1.01% of loans and leases and 139.54% of nonperforming loans compared to 1.07% of loans and leases and 165.33% of nonperforming loans at December 31, 2014.

Nonperforming loans, excluding those covered under loss sharing agreements, were $33.8 million or 0.73% of total loans and leases at September 30, 2015, compared to $25.1 million or 0.63% of total loans and leases at December 31, 2014. Exclusive of $11.4 million of nonperforming assets acquired in the acquisitions, nonperforming assets decreased $4.8 million or 12% since year-end 2014. Approximately 27%, or $9.1 million, of Heartland's nonperforming loans have individual loan balances exceeding $1.0 million and represent loans to an aggregate of five borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $2.9 million at September 30, 2015, and $1.5 million at December 31, 2014.

Loans delinquent 30 to 89 days as a percent of total loans increased to 0.40% at September 30, 2015, in comparison with 0.21% at December 31, 2014, primarily due to loans acquired in the Community Banc-Corp of Sheboygan, Inc. transaction.

The tables below present the changes in the allowance for loan and lease losses during the three and nine months ended September 30, 2015 and 2014, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended September 30,
	2015	2014
Balance at beginning of period	$45,614	$40,892
Provision for loan and lease losses	3,181	2,553
Recoveries on loans and leases previously charged off	749	894
Recoveries on loans and leases covered by loss share agreements	—	8
Charge-offs on loans and leases not covered by loss share agreements	(2,439)	(2,649)
Charge-offs on loans and leases covered by loss share agreements	—	—
Balance at end of period	$47,105	$41,698
Annualized ratio of net charge offs to average loans and leases	0.14%	0.18%

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$41,449	$41,685
Provision for loan and lease losses	10,526	11,635
Recoveries on loans and leases previously charged off	2,307	3,022
Recoveries on loans and leases covered by loss share agreements	—	63
Charge-offs on loans and leases not covered by loss share agreements	(7,177)	(14,658)
Charge-offs on loans and leases covered by loss share agreements	—	(49)
Balance at end of period	$47,105	$41,698
Annualized ratio of net charge offs to average loans and leases	0.15%	0.42%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2015	2014	2014	2013
Not covered under loss share agreements:
Nonaccrual loans and leases	$32,577	$30,130	$25,070	$42,394
Loan and leases contractually past due 90 days or more	1,181	—	—	24
Total nonperforming loans and leases	33,758	30,130	25,070	42,418
Other real estate	17,041	19,873	19,016	29,794
Other repossessed assets	626	506	445	397
Total nonperforming assets not covered under loss share agreements	$51,425	$50,509	$44,531	$72,609
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$297	$278	$783
Total nonperforming loans and leases	—	297	278	783
Other real estate	—	602	—	58
Total nonperforming assets covered under loss share agreements	$—	$899	$278	$841
Performing troubled debt restructured loans(1)	$10,154	$11,994	$12,133	$19,353
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.73%	0.79%	0.65%	1.21%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.10%	1.32%	1.14%	2.06%
Nonperforming assets not covered under loss share agreements to total assets	0.76%	0.85%	0.74%	1.23%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the third quarter of 2015 and the first nine months of 2015, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2015	$26,710	$16,983	$544	$44,237
Loan foreclosures	(1,160)	1,160	—	—
Net loan charge-offs	(1,690)	—	—	(1,690)
Acquired nonperforming assets	4,660	645	23	5,328
New nonperforming loans	7,996	—	—	7,996
Reduction of nonperforming loans(1)	(2,758)	—	—	(2,758)
OREO/Repossessed assets sales proceeds	—	(991)	(83)	(1,074)
OREO/Repossessed assets writedowns, net	—	(756)	—	(756)
Net activity at Citizens Finance Co.	—	—	142	142
September 30, 2015	$33,758	$17,041	$626	$51,425

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2014	$25,348	$19,016	$445	$44,809
Loan foreclosures	(5,206)	5,123	83	—
Net loan charge-offs	(4,870)	—	—	(4,870)
Acquired nonperforming assets	10,415	991	23	11,429
New nonperforming loans	16,731	—	—	16,731
Reduction of nonperforming loans(1)	(8,660)	—	—	(8,660)
OREO/Repossessed assets sales proceeds	—	(6,477)	(111)	(6,588)
OREO/Repossessed assets writedowns, net	—	(1,612)	(28)	(1,640)
Net activity at Citizens Finance Co.	—	—	214	214
September 30, 2015	$33,758	$17,041	$626	$51,425

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities declined to 23% of total assets at September 30, 2015, compared to 28% at year-end 2014. Total available for sale securities as of September 30, 2015, were $1.26 billion, a decrease of $140.2 million or 10% from $1.40 billion at December 31, 2014.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity, by major category, as of September 30, 2015, and December 31, 2014, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$27,020	1.73%	$24,093	1.41%
Mortgage-backed securities	1,011,831	64.73	1,225,000	71.77
Obligation of states and political subdivisions	491,269	31.43	432,279	25.32
Corporate debt securities	580	0.04	—	—
Equity securities	13,187	0.84	5,083	0.30
Other securities	19,292	1.23	20,498	1.20
Total securities	$1,563,179	100.00%	$1,706,953	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 65% at September 30, 2015, and 72% at December 31, 2014. Approximately 80% of Heartland's mortgage-backed securities were issuances of government-sponsored enterprises at September 30, 2015. Heartland's securities portfolio had an expected duration of 3.78 years as of September 30, 2015, compared to 4.07 years at year-end 2014. The available for sale securities portfolio had an expected duration of 3.35 years as of September 30, 2015, compared to 2.52 years as of December 31, 2014.
The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio.

At September 30, 2015, Heartland had $19.3 million of other securities, including capital stock in the various Federal Home Loan Banks of which its bank subsidiaries are members and all of which were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $5.51 billion as of September 30, 2015, compared to $4.77 billion at year-end 2014, an increase of $739.2 million or 16%, with $647.2 million attributable to the acquisitions completed during 2015. Exclusive of these acquisitions, total deposits increased $91.9 million or 3% annualized since year-end 2014. Demand deposits totaled $1.63 billion at September 30, 2015, an increase of $336.8 million or 26% since year-end 2014, with $145.5 million attributable to the acquisitions. Included in deposit growth during the first nine months of 2015 was an $88.1 million increase in brokered time deposits, the majority of which were issued to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the first six months of 2015.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $335.8 million at September 30, 2015, compared to $330.3 million at year-end 2014. Short-term FHLB advances of $82.1 million were included in short-term borrowings at September 30, 2015, in comparison with $76.0 million at December 31, 2014.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $224.0 million at September 30, 2015, compared to $240.2 million at December 31, 2014.

Also included in short-term borrowings is the revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. There was no balance outstanding on Heartland's revolving credit line at both September 30, 2015, and December 31, 2014. This credit agreement contains specific covenants, with which Heartland was in compliance on September 30, 2015.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes, subordinated notes and senior notes, and obligations under trust preferred capital securities. As of September 30, 2015, the amount of other borrowings was $302.1 million, a decrease of $93.6 million or 24% since year-end 2014.

Long-term FHLB borrowings with an original term beyond one year totaled $42.3 million at September 30, 2015, compared to $109.7 million at December 31, 2014, a decrease of $67.4 million or 61%. Total long-term FHLB borrowings at September 30, 2015, had an average rate of 0.81% and an average maturity of 2.04 years. Structured wholesale repurchase agreements totaled $30.0 million at September 30, 2015, and $45.0 million at December 31, 2014.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $9.3 million at September 30, 2015, compared to $10.4 million at December 31, 2014. Heartland also had senior notes totaling $29.5 million and subordinated notes totaling $74.0 million outstanding at both September 30, 2015, and December 31, 2014.

On March 31, 2015, $20.0 million of 8.25% trust preferred securities were redeemed with no early redemption penalties. A schedule of Heartland's trust preferred securities outstanding as of September 30, 2015, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/15(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	3.08%(2)	03/17/2034	12/17/2015
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.62%(3)	04/07/2036	01/07/2016
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	12/15/2015
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.81%(5)	09/01/2037	12/01/2015
Morrill Statutory Trust I	8,688	12/19/2002	3.25% over LIBOR	3.58%(6)	12/26/2032	12/26/2015
Morrill Statutory Trust II	8,281	12/17/2003	2.85% over LIBOR	3.18%(7)	12/17/2033	12/17/2015
Sheboygan Statutory Trust I	6,155	9/17/2003	2.95% over LIBOR	3.29%	09/17/2033	12/17/2015
CBNM Capital Trust I	4,193	9/10/2004	3.25% over LIBOR	3.59%	12/15/2034	12/15/2015
	$114,948

(1) Effective weighted average interest rate as of September 30, 2015, was 4.97% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of September 30, 2015, was 5.00% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of September 30, 2015, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of September 30, 2015, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of September 30, 2015, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of September 30, 2015, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the “Tier 1 Leverage Capital Ratio”) and at minimum levels relative to “risk-weighted assets” which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the “Tier 1 Risk-Based Capital Ratio”), and to maintain total capital at minimum levels relative to risk-weighted assets (the “Total Risk-Based Capital Ratio”). Starting in 2015, bank holding companies are subject to a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules and are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier 1 capital, but are allowed to make a one-time election not to include those effects. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital. Under the Basel III rules, the requirements to be categorized as well-capitalized changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action, and Heartland and its bank subsidiaries would have continued to be well capitalized had the Basel III rules been effective for the period covered by such notification. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	September 30, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios:
Tier 1 capital	$644,738	11.50%	$578,564	12.95%
Tier 1 capital minimum requirement(1)	336,482	6.00%	178,757	4.00%
Excess	$308,256	5.50%	$399,807	8.95%

Total capital	$771,614	13.76%	$703,032	15.73%
Total capital minimum requirement	448,642	8.00%	357,513	8.00%
Excess	$322,972	5.76%	$345,519	7.73%

Tier 1 common equity	$448,193	7.99%
Tier 1 common equity minimum requirement	$252,361	4.50%
Excess	$195,832	3.49%

Total risk-adjusted assets	$5,608,025		$4,468,914

Leverage Capital Ratios
Tier 1 capital	$644,738	9.67%	$578,564	9.75%
Tier 1 capital minimum requirement(2)	266,672	4.00%	237,316	4.00%
Excess	$378,066	5.67%	$341,248	5.75%

Average adjusted assets (less goodwill and other intangible assets)	$6,666,809		$5,932,898

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

Common stockholders' equity was $509.3 million at September 30, 2015, compared to $414.6 million at December 31, 2014. Book value per common share was $24.68 at September 30, 2015, compared to $22.40 at year-end 2014. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale. Heartland's unrealized gains on securities available for sale, net of applicable taxes, were $4.6 million at September 30, 2015, compared to $3.6 million at December 31, 2014.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2015, and December 31, 2014, commitments to extend credit aggregated $1.56 billion and $1.42 billion, and standby letters of credit aggregated $51.5 million and $38.9 million, respectively.

Contractual obligations and other commitments were presented in Heartland's Annual Report on Form 10-K for the year ended December 31, 2014. Except for the commitments with respect to acquisitions discussed below, there have been no other material changes in Heartland's contractual obligations and other commitments since that report was filed.

On May 28, 2015, Heartland entered into a merger agreement with Premier Valley Bank, a community bank based in Fresno, California. Under the terms of the agreement, Premier Valley will become a wholly-owned subsidiary of Heartland and continue to operate under its present name and management team as Heartland's tenth state-chartered bank. Subject to adjustment for a minimum tangible equity threshold, Premier Valley shareholders will receive approximately $95.0 million or $7.73 per share of Premier Valley common stock in the merger, and may elect to receive this payment in shares of Heartland common stock or in cash, subject to proration so that 70% of the total payment is in Heartland common stock and 30% in cash. The transaction is expected to close during the fourth quarter of 2015.

On October 22, 2015, Heartland entered into a merger agreement with CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. The agreement provides that, subject to regulatory approvals and approval by CIC Bancshares, Inc. shareholders, CIC Bancshares, Inc. will merge with and into Heartland, the holders of CIC Bancshares Inc. common stock will receive consideration in the form of 20 percent cash and 80 percent Heartland common stock, Heartland will issue a new series of convertible preferred stock to holders of CIC Bancshares, Inc. convertible preferred stock, and Heartland will assume the obligations under CIC Bancshares, Inc. convertible notes, including the obligation to issue its common stock upon conversion of the notes. Heartland will pay an aggregate of approximately $83.5 million to holders of CIC Bancshares, Inc. common stock, convertible preferred stock and convertible notes. Upon closing of the transaction, Centennial Bank will merge with Heartland’s Summit Bank & Trust subsidiary and continue operations under the Centennial Bank name. The transaction is expected to close during the first quarter of 2016.

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

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds Heartland Series C Fixed Rate Non-Cumulative Perpetual preferred stock, debt service on revolving credit arrangements, subordinated debt and trust preferred securities issuances, debt repayment obligations under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. Heartland believes that the regulatory permissible dividends from its subsidiary banks are adequate to meet these funding obligations for the next 12 months and maintains a revolving credit agreement with an unaffiliated bank that provides a maximum borrowing capacity of $20.0 million, of which none has been used during the past 12 months. The credit agreement contains specific financial covenants, all of which Heartland was in compliance with as of September 30, 2015.

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

Operating activities provided $53.6 million of cash during the first nine months of 2015 compared to $29.1 million during the first nine months of 2014, with a majority of the change resulting from higher net income during the first nine months of 2015. Securities gains, net, totaled $9.2 million during the first nine months of 2015 compared to $2.5 million during the first nine months of 2014. Loans originated for sale and the proceeds on sales of loans held for sale used cash of $31.3 million during the first nine months of 2015 compared to $46.4 million during the first nine months of 2014.

Investing activities provided cash of $3.9 million during the first nine months of 2015 compared to using cash of $64.7 million during the first nine months of 2014. Cash used for the purchase of securities and other investments totaled $784.5 million during the first nine months of 2015 compared to $573.2 million during the first nine months of 2014. The proceeds from sales of securities sales, paydowns and maturities were $1.02 billion during the first nine months of 2015 compared to $817.1 million during the first nine months of 2014. The net change in loans and leases used cash of $225.4 million during the first nine months of 2015 compared to $317.6 million during the first nine months of 2014.

Financing activities used cash of $40.3 million during the first nine months of 2015 compared to $21.8 million during the first nine months of 2014. The net increase in demand and savings deposits provided cash of $118.3 million during the first nine months of 2015 compared to $100.5 million during the first nine months of 2014. The net decrease in time deposits used cash of $26.3 million during the first nine months of 2015 compared to $40.2 million during the first nine months of 2014. Activity in short-term borrowings, including short-term FHLB advances, used cash of $19.8 million during the first nine months of 2015 compared to $60.5 million during the first nine months of 2014. Proceeds from other borrowings provided cash of $29.0 million during the first nine months of 2015 compared to $5.0 million during the first nine months of 2014 while repayment of other borrowings used cash of $134.8 million during the first nine months of 2015 compared to $20.6 million during the first nine months of 2014.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture, and primary market risk exposures have not changed significantly in the first nine months of 2015.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2015, and September 30, 2014, provided the following results, in thousands:

	2015		2014
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$226,876	(2.16)%	$182,980	(0.65)%
Base	$231,874		$184,171
Up 200 Basis Points	$228,740	(1.35)%	$189,081	2.67%
Year 2
Down 100 Basis Points	$217,114	(6.37)%	$177,377	(3.69)%
Base	$232,015	0.06%	$184,924	0.41%
Up 200 Basis Points	$236,464	1.98%	$201,276	9.29%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both September 30, 2015, and December 31, 2014, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the nine months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1		Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015).
10.1
Agreement and Plan of Merger among Heartland Financial USA, Inc., Premier Valley Bank and, following its organization, PV Acquisition Bank dated May 28, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2015).

10.2
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015).

10.3	(1)	Merger Agreement among Heartland Financial USA, Inc., CIC Bancshares, Inc. and Kevin W. Ahern, as Securityholders' Representative dated October 22, 2015.
31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(1)
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

Dated: November 6, 2015