Form 10-K
period 2015-12-31
HEARTLAND FINANCIAL USA INC
filed 2016-03-11
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $662,067,563.

As of March 9, 2016, the Registrant had issued and outstanding 24,519,815 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (including information incorporated by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this Annual Report on Form 10-K, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2016 Annual Shareholders Meeting to be held on May 19, 2016, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2015, Heartland had total assets of $7.69 billion, total loans of $5.00 billion and total deposits of $6.41 billion. Heartland’s total capital as of December 31, 2015, was $663.2 million. Net income available to common stockholders for 2015 was $59.2 million.

Heartland conducts a community banking business through independently chartered community banks (collectively, the "Bank Subsidiaries") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our current ten Bank Subsidiaries, which operate a total of 108 banking locations serving approximately 210,000 business and consumer households:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•
Illinois Bank & Trust, Rockford, Illinois (formerly known as Riverside Community Bank and includes the operations of the former Galena State Bank & Trust Co., which was merged into Illinois Bank & Trust on January 23, 2015), is chartered under the laws of the state of Illinois.

•	Wisconsin Bank & Trust, Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.

•	Centennial Bank and Trust (formerly known as Summit Bank & Trust), Denver, Colorado, is chartered under the laws of the state of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.

•	Morrill & Janes Bank and Trust Company, Merriam, Kansas, is chartered under the laws of the state of Kansas.

•	Premier Valley Bank, Fresno, California, is chartered under the laws of the state of California.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•	DB&T Insurance, Inc., a multi-line insurance agency.

•	DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

Heartland has three active non-bank subsidiaries as listed below:

•	Citizens Finance Parent Co., a consumer finance company with two wholly-owned subsidiaries:

◦	Citizens Finance Co., a consumer finance company with offices in Iowa and Wisconsin.

◦	Citizens Finance of Illinois Co., a consumer finance company with offices in Illinois.

•	Heartland Community Development Inc., a property management company with the primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.

•
Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency with the primary purpose of providing online insurance products to consumers and small business clients in Bank Subsidiary markets.

In addition, as of December 31, 2015, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities, including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I and CBNM Capital Trust I.

All of Heartland’s subsidiaries were wholly owned as of December 31, 2015.

The principal business of our Bank Subsidiaries consists of making loans to and accepting deposits from businesses and individuals. Our Bank Subsidiaries provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, small business, agricultural, real estate mortgage, consumer, and credit cards for commercial, business and personal use.

We supplement the local services of our Bank Subsidiaries with a full complement of ancillary services, including wealth management, investment and insurance services. We provide convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, debit cards and automated teller machines.

Business Model and Operating Philosophy

Heartland’s operating philosophy is to maximize the benefits of a community banking model by:

1.	Creating strong community ties through local bank delivery of products and services.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive banking services to increase revenue.

•	Full range of commercial products, including government guaranteed lending, treasury management services and private client services

•	Convenient and competitive retail products and services, including consumer finance

•	Residential mortgage origination

•	Providing added client value through consultative relationship building

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Bank Subsidiaries

•	Leading edge technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

•
Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks" resulting from mergers and acquisitions in the financial services industry. While we employ a community banking philosophy, we believe our size, combined with our full line of financial products and services, is sufficient to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Bank Subsidiaries operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, and lending and deposit structure management.

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

Acquisition and Expansion Strategy

Our primary objectives are to increase profitability and diversify our market area and asset base by expanding existing subsidiaries through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are seeking opportunities for growth through acquisitions. Although we are focused on opportunities in our existing and adjacent markets, we would consider acquisitions in new growth markets if they fit our business model, provide a sufficient return on investment and would be accretive to earnings within the first year of combined operations. We typically consider acquisitions of established financial services organizations, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have market potential and management with banking expertise and a philosophy similar to our own.

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to 50% of total assets. Our strategy is to balance the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2015, Heartland had approximately 43% of its assets in Western markets.

Through acquisition and organic growth, our goal is to reach $1 billion in assets in each state where Heartland operates. To that end, as of December 31, 2015, Dubuque Bank and Trust Company, New Mexico Bank & Trust, and Wisconsin Bank & Trust have assets over $1 billion.

In the fourth quarter of 2015, we announced the acquisition of CIC Bancshares, Inc., the parent company of Centennial Bank, a Colorado bank headquartered in Denver, Colorado with assets of approximately $749.0 million, outstanding loans of approximately $582.0 million and deposits of approximately $656.0 million as of December 31, 2015. The CIC Bancshares, Inc. acquisition was completed on February 5, 2016, with the systems integration planned for the second quarter of 2016. Upon closing, Centennial Bank merged into Summit Bank & Trust with the resulting institution operating as Centennial Bank and Trust.

As noted in the table below, Heartland completed four acquisitions in 2015, including Community Bank & Trust (Sheboygan, Wisconsin), Community Bank (Santa Fe, New Mexico), First Scottsdale Bank, N.A., (Scottsdale, Arizona) and Premier Valley Bank (Fresno, California). These acquisitions, in the aggregate, increased Heartland's total assets by approximately $1.51 billion, total loans outstanding by approximately $939.0 million and total deposits by approximately $1.27 billion.

The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into
1988	Citizens Finance Co.		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(1)	X		N/A
1997	Cottage Grove State Bank(2)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(3)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A

(1) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(2) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.
(3) As a result of our acquisition of CIC Bancshares, Inc. and the merger of Centennial Bank into Summit Bank & Trust on February 5, 2016, the name was changed from Summit Bank & Trust to Centennial Bank and Trust on such date.

Primary Business Lines

General
The Bank Subsidiaries provide a wide range of commercial and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. These activities include credit and deposit products along with treasury management, investment management, trust, retirement plans, and brokerage and investment services.

Our bankers actively solicit the business of new companies entering their market areas as well as established companies in their respective business communities. We believe that the Bank Subsidiaries are successful in attracting new customers in their markets through professional service, competitive pricing, innovative credit facilities, convenient locations and proactive communications.

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

Commercial bankers at the Bank Subsidiaries provide a relationship management approach to deliver a consistent set of values in an organized and efficient manner both for the client and the bank. Bankers are trained and experienced in providing consultative solutions to clients to assist them in accomplishing their objectives. The services used to accompany this approach are targeted to be at the highest level in the industry and can be customized to fit the objectives of the client.

Closely integrated with our loan programs is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Treasury management has five basic functions: collection; disbursement; management of cash; information reporting; and fraud detection and prevention. Our treasury services include online banking and bill payment, automated clearing house ("ACH") services, wire transfer, zero balance accounts, transaction reporting, lock box services, remote deposit capture, accounts receivable solutions, commercial purchasing cards, merchant credit card services, investment sweep accounts, reconciliation services, foreign exchange and several fraud prevention services, including check and electronic positive pay, and virus/malware protection service.

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be, an emphasis for the Bank Subsidiaries. The table below shows the certifications granted to the Bank Subsidiaries from the United States Small Business Administration ("SBA") and United States Department of Agriculture (the "USDA") Rural Development Business and Industry loan program.

Bank Subsidiary	SBA Express Lender	SBA Preferred Lender	SBA Certified Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X	X	X	X
New Mexico Bank & Trust	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Centennial Bank and Trust(1)	X
Minnesota Bank & Trust	X
Morrill & Janes Bank and Trust Company	X	X	X	X
Premier Valley Bank	X	X	X	X

(1) As a result of our acquisition of CIC Bancshares, Inc. and the merger of Centennial Bank into Summit Bank & Trust on February 5, 2016, the name was changed from Summit Bank & Trust on such date.

Our commercial loans and leases are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans and leases based upon its estimated fair market value and require personal guarantees in most instances. The primary repayment risks of commercial loans and leases are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

In 2012, Heartland announced that we had teamed with BluePath Finance LLC to provide upfront financing for the installation of energy-efficient building products used by commercial and industrial companies, as well as entities in the non-profit and public sectors. We believe our relationship with BluePath can help our customers become more energy efficient. BluePath can provide the financial model to accomplish this objective and help companies realize a bottom-line benefit by reducing costs and increasing profits.

In order to limit underwriting risk, we attempt to ensure that all loan personnel are well trained. We use the RMA Diagnostic Assessment in assessing the credit skills and training needs for our loan personnel and have developed specific individualized training as well. All new lending personnel are expected to complete a similar diagnostic training program. We assist all of the commercial and agricultural lending officers of the Bank Subsidiaries in the analysis and underwriting of credit through centralized staff in the credit administration department.

Although the lending personnel of the Bank Subsidiaries report to their respective board of directors each month, we use an internal loan review function to analyze credits of the Bank Subsidiaries and provide periodic reports to their boards of directors. We have attempted to identify problem loans early and to aggressively seek resolution of credit problems.

The economic downturn that negatively impacted our overall asset quality between 2008 and 2011 resulted in the formation of an internal Special Assets group to focus on resolving problem assets. Commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank Subsidiary on a monthly basis.

Small Business Banking
In 2013, Heartland established a Small Business Lending Center dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Center is designed to provide quick turnaround on customer credit requests on a wide variety of credit products. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with deposit and electronic banking services as well as wealth management and brokerage services. The Bank Subsidiaries have designated business bankers and banking center managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices and the Morrill & Janes Bank & Trust Company's northeast Kansas banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 9% of our total loan portfolio at December 31, 2015. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

In underwriting agricultural loans, the lending officers of the Bank Subsidiaries work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Bank Subsidiaries also work closely with governmental agencies, including the FSA, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Lending
Mortgage lending remains a focal point for Heartland as we continue to strengthen our residential real estate lending business. As long-term interest rates have remained at low levels during the past several years, many customers have elected mortgage loans that are fixed rate with fifteen- year or thirty-year maturities. We generally sell these loans into the secondary market and retain servicing rights. We believe that mortgage servicing on loans sold in the secondary market provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain ongoing contact with borrowers and to cross-sell a wide variety of additional services such as checking, savings, consumer loans, wealth management and investment products. At December 31, 2015, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSEs"), totaled $4.06 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Our mortgage unit provides residential mortgage lending services at all Bank Subsidiaries. Operating under the brand, "National Residential Mortgage," our mortgage unit serves non-Heartland markets in California, Nevada, and Idaho. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

Dubuque Bank and Trust Company has been a Ginnie Mae ("GNMA") issuer since 2012 for the GNMA I and II single-family mortgage-backed securities program. As a GNMA issuer, Dubuque Bank and Trust Company is allowed to pool and securitize FHA loans, VA loans, and Department of Agriculture's Rural Development loans, which provides an avenue for increasing growth in our portfolio of loans serviced for others.

Retail Banking
A wide variety of retail banking services are delivered through our 108 banking centers. Services include checking, savings, money market accounts, certificates of deposit, IRAs and HSAs. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Bank Subsidiaries include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Consumer Finance
Our consumer finance subsidiary, Citizens Finance Parent Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 13,000 customers from 14 locations in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co., through its subsidiaries Citizens Finance Co. and Citizens Finance of Illinois Co., typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens' loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are higher than those at the Bank Subsidiaries.

Wealth Management and Retirement Plan Services
Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company offer trust and investment services in their respective communities. In the Heartland markets that do not yet warrant a full trust department, the sales and administration of trust and investment services is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2015, total trust assets under management were $1.92 billion. Collectively, the Bank Subsidiaries provide a full complement of trust, investment and financial planning services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b) and Profit Sharing plans.

Heartland has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at all of the Bank Subsidiaries. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance, Inc. and Heartland Financial USA, Inc. Insurance Services.

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We focus on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to 50% of total assets. We strive to balance the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2015, Heartland had approximately 43% of its assets in Western markets. The following table sets forth certain information about the offices and total deposits of each of the Bank Subsidiaries as of December 31, 2015 (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
IA	Dubuque Bank and Trust Company	9	Dubuque MSA	$1,209,074
		2	Lee County, IA
		1	Hancock County, IL
IL	Illinois Bank & Trust	2	Galena	$631,010
		2	Jo Daviess County
		4	Rockford MSA
		2	Whiteside County
		1	Mercer County
WI	Wisconsin Bank & Trust	4	Madison MSA	$974,001
		1	Green Bay MSA
		7	Sheboygan MSA
		1	Calumet County
		2	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,085,052
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	8	Phoenix MSA	$500,490
MT	Rocky Mountain Bank	3	Billings MSA	$417,426
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County
CO	Centennial Bank and Trust(1)	3	Denver MSA	$128,759
MN	Minnesota Bank & Trust	1	Minneapolis/St. Paul MSA	$194,373
KS	Morrill & Janes Bank and Trust Company	4	Kansas City MSA	$713,589
		1	Nemaha County
		2	Brown County
		1	Atchison County
		1	Dallas, TX MSA
CA	Premier Valley Bank	1	Fresno MSA	$647,022
		1	Madera County
		1	Mariposa County
		1	San Luis Obispo County
		1	Toulumne County

(1) As a result of our acquisition of CIC Bancshares, Inc. and the merger of Centennial Bank into Summit Bank & Trust on February 5, 2016, the name was changed from Summit Bank & Trust on such date. Centennial Bank and Trust currently has 17 banking locations.

In addition, the following Bank Subsidiaries operate residential mortgage loan production offices, separate from their banking locations, in the market areas listed below, as of December 31, 2015:

Dubuque Bank and Trust Company		Wisconsin Bank & Trust		Rocky Mountain Bank
•	Sacramento, CA	•	Madison, WI	•	Boise, ID
•	Davenport, IA	•	Milwaukee, WI	•	Bozeman, MT
•	Reno, NV			•	Great Falls, MT
		New Mexico Bank & Trust		•	Helena, MT
Illinois Bank & Trust		•	Albuquerque, NM	•	Missoula, MT
•	Crystal Lake, IL			•	Whitefish, MT
Centennial Bank and Trust (1)
		•	Denver, CO
		•	Steamboat Springs, CO

Residential mortgage loan operation facilities are also located in Scottsdale, Arizona; Greenwood Village, Colorado; and Dubuque, Iowa.
(1) As a result of our acquisition of CIC Bancshares, Inc. and the merger of Centennial Bank into Summit Bank & Trust on February 5, 2016, the name was changed from Summit Bank & Trust on such date.

Heartland's consumer finance company, Citizens Finance Parent Co., operates two subsidiary companies in the following locations:

Citizens Finance Co.		Citizens Finance of Illinois Co.
•	Cedar Rapids, IA	•	Aurora, IL
•	Davenport, IA	•	Crystal Lake, IL
•	Des Moines, IA	•	Elgin, IL
•	Dubuque, IA	•	Loves Park, IL
•	Appleton, WI	•	Peoria, IL
•	Madison, WI	•	Springfield, IL
•	Milwaukee, WI	•	Tinley Park, IL

C.  COMPETITION

We encounter competition in all areas of our business. To compete effectively, develop our market share, maintain flexibility, and keep pace with changing economic and social conditions, we continuously refine and develop our products and services. The principal methods of competing in the financial services industry are through product selection, personal service, convenience and technology.

The market areas of the Bank Subsidiaries are highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within our market area. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. As a result of the enactment of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in 2010, substantial changes to the regulation of bank holding companies and their subsidiaries have occurred and will continue to occur as the Dodd-Frank Act is fully implemented. The Gramm-Leach-Bliley Act and the Dodd-Frank Act have significantly changed the competitive environment in which we operate. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

D. EMPLOYEES

At December 31, 2015, Heartland employed 1,799 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service and sales training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent.

E.  INTERNET ACCESS

Heartland maintains an Investor Relations website at www.htlf.com. We offer our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, free of charge from our website.

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

As a bank holding company with subsidiary banks chartered under the laws of ten different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Bank Subsidiaries is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"); the California Department of Business Oversight, Division of Financial Institutions (the "California Division"); the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"); the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"); the Iowa Superintendent of Banking (the "Iowa Superintendent"); the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"); the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"); the Montana Division of Banking and Financial Institutions (the "Montana Division"); the New Mexico Financial Institutions Division (the "New Mexico FID"); and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Heartland also operates a consumer finance company, Citizens Finance Parent Co., with state licenses in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co. is subject to regulation by the state banking authorities of those states. Further, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB"), which has direct supervisory authority for compliance with federal consumer financial service laws over banks with assets of more than $10 billion and over nonbank entities that provide consumer financial services and products. The CFPB has direct supervisory authority over Citizens Finance Parent Co., and rulemaking authority for federal laws covering the consumer financial services and products offered by all Heartland subsidiaries.

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

The following is a summary of material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to us, nor does it disclose all of the requirements of the statutes, regulations and regulatory policies requirements that are described. Any change in regulations or regulatory policies including further changes required by the Dodd-Frank Act, or further change in applicable law, may have a material effect on the business of Heartland and its subsidiaries.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Centennial Bank and Trust, Minnesota Bank & Trust, Morrill & Janes Bank and Trust Company and Premier Valley Bank, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act ("BHCA"). In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority permits Heartland to engage in a variety of banking-related businesses, including consumer finance, equipment leasing, mortgage banking, brokerage, and the operation of a computer service bureau (which may engage in software development). Under the Dodd-Frank Act, however, any non-bank subsidiary would be subject to regulation no less stringent than the regulation applicable to the lead bank of the bank holding company. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. As of the date of this Annual Report on Form 10-K, Heartland has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or persons acting in concert from acquiring "control" of an FDIC-insured institution or its holding company without prior notice to the appropriate federal bank regulator or any other company from acquiring "control" without Federal Reserve approval to become a bank holding company. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may exist at 10% ownership levels for public companies, such as Heartland, and under certain other circumstances. Each of the Bank Subsidiaries is generally subject to similar restrictions on changes in control under the law of the state granting its charter.

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, separate from and in addition to the capital requirements applicable to subsidiary financial institutions. If a bank holding company is not well-capitalized, it will have difficulty engaging in acquisition transactions, and, if its capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

In general, the regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into two components, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Beginning January 1, 2015, when the Basel III regulations became applicable to Heartland, a third category of capital, "Common Equity Tier 1 capital," has been added. It is tested against risk weighted assets. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan and lease losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and unrealized gains on equity securities. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

Until the implementation of the Basel III requirements, the Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, required holding companies with less than $10 billion of assets to comply with three capital ratios: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 3.0% for the most highly-rated banks with a minimum requirement of at least 4.0% for all others; (ii) a risk-based capital requirement consisting of a minimum ratio of Tier 1 capital to total risk-weighted assets (the "Tier1 Capital Ratio") of 4.0% and (iii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets (the "Total Capital Ratio") of 8.0%. The Basel III regulations, which became effective for Heartland and the Bank Subsidiaries on January 1, 2015, (1) increased the minimum Leverage Ratio to 4.0% for all banks, (2) increased the Tier 1 Capital Ratio to 6.0% on January 1, 2015 and will increase the Tier 1 Capital Ratio to 8.5% on January 1, 2019, and (3) created a new requirement to maintain a ratio of Common Equity Tier 1 capital ("Common Equity Tier 1 Capital Ratio") to risk-weighted assets of 4.5% as of January 1, 2015, gradually increasing to 7.0% on January 1, 2019. The Basel III Rules require inclusion in Common Equity Tier 1 Capital of the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier1 capital, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Heartland and its subsidiary banks elected not to include the effects of other comprehensive income in Common Equity Tier 1 Capital. Further, under the Basel III rules, if an institution grows beyond $15 billion in assets and makes an acquisition, its ability to include trust preferred securities in Tier 1 capital is phased out. However, the trust preferred securities issued by Heartland, as a holding company with less than $15 billion in assets, is grandfathered as Tier 1 capital by the Dodd-Frank Act.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." Under current federal regulations, in order to be "well-capitalized" a financial institution must maintain a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Equity Tier 1 Capital Ratio of 6.5% or greater. As of December 31, 2015, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Treasury Regulation
Bank holding companies that received financing from the SBLF are subject to direct regulation by the U.S. Treasury. Heartland applied for and received SBLF funding on September 15, 2011, issuing 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), to the U.S. Treasury. The Series C Preferred Stock initially required quarterly dividends payable to the U.S. Treasury equal to 5.00% of the liquidation value of the Preferred Stock. The dividend rate payable under the Series C Preferred Stock was subject to reduction during the second to tenth quarters after issuance (through December 31, 2013, for Heartland) based upon increases in Heartland's qualified small business lending ("QSBL") over a baseline amount. Based upon increases in its QSBL through September 30, 2013, the dividend rate payable by Heartland was fixed in the first quarter of 2014 at 1.00% through March 15, 2016, but will increase to 9.00% if the SBLF funding has not been redeemed by March 16, 2016. Heartland has received all necessary regulatory approvals from the U.S. Treasury and the Federal Reserve to redeem the Series C Preferred Stock.

The terms of the Series C Preferred Stock also prohibit Heartland from paying dividends on its shares of common stock, or repurchasing such shares, to the extent that, after payment of such dividends or repurchases, Heartland's Tier 1 Capital would be less than $247.7 million. If Heartland fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then Heartland may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any Series C Preferred Stock remains outstanding on the tenth anniversary of issuance, Heartland may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

Dividend Payments
In addition to the restrictions imposed under the SBLF, Heartland's ability to pay dividends to its stockholders may be affected by both general corporate law considerations, and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve suggest that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

The Bank Subsidiaries

General
All of the Bank Subsidiaries are state chartered, non-member banks, which means that they are all formed under state law and are not members of the Federal Reserve System. As a result, each Bank Subsidiary is subject to direct regulation by the banking authorities in the state in which it was chartered, as well as by the FDIC as its primary federal regulator.

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

Centennial Bank and Trust is a Colorado-chartered bank. As a Colorado-chartered bank, Centennial Bank and Trust is subject to the examination, supervision, reporting and enforcement requirements of the Colorado Division, the chartering authority for Colorado banks.

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

Premier Valley Bank is a California-chartered bank. As a California-chartered bank, Premier Valley Bank is subject to the examination, supervision, reporting and enforcement requirements of the California Division, the chartering authority for California banks.

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

The Dodd-Frank Act directed that the minimum deposit insurance fund reserve ratio would increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. In October 2015, the FDIC proposed rules implementing the reserve ratio requirements of the Dodd-Frank Act. Under the proposed rules, banks with assets of less than $10 billion would receive assessment credits for the portion of their assessments that contribute to the increase in the reserve ratio from 1.15% to 1.35%, and these credits would reduce the regular assessments of these banks by up to 2 basis points annually when their reserve ratio is at or above 1.40%.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. Since December 31, 2013, the assessment rate was 0.01450% of total deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2015, the Bank Subsidiaries paid supervisory assessments totaling $902,000.

Capital Requirements
Like Heartland, under current federal regulations, each Bank Subsidiary is required to maintain the minimum Leverage Ratio, Tier1 Capital Ratio and Total Capital Ratio described under the caption "Heartland-Capital Requirements" above, and effective January 1, 2015, was required to comply with the enhanced capital requirements under the Basel III regulations, as well as the new Common Equity Tier 1 Capital Ratio. The capital requirements described above are minimum requirements and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulators regularly require new institutions to maintain higher capital ratios during the first few years after their formation, and may require additional capital to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2015: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was "well-capitalized," as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards," complied with the directive.

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

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other related federal laws and regulations require financial institutions, including the Bank Subsidiaries, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity.

Dividend Payments
The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015.

As of December 31, 2015, approximately $112.5 million was available in retained earnings at the Bank Subsidiaries for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.
Transactions with Affiliates
The Federal Reserve regulates transactions between Heartland and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit lending and other "covered transactions" between the Bank Subsidiaries and their affiliates. The aggregate amount of covered transactions a Bank Subsidiary may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the Bank Subsidiary. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the Bank Subsidiary.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. Covered transactions include (a) a loan or extension of credit by the Bank Subsidiary, including derivative contracts, (b) a purchase of securities issued to a Bank Subsidiary, (c) a purchase of assets by the Bank Subsidiary unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the Bank Subsidiary as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by the Bank Subsidiary on behalf of an affiliate.

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

Safety and Soundness Standards
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, vendor and model risk management, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

State Bank Investments and Activities
Each of the Bank Subsidiaries generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state under which it is chartered. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

Incentive Compensation Policies and Restrictions
In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, Heartland's incentive compensation arrangements should: (1) appropriately balance risk and financial reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by Heartland's board of directors.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices for Heartland to be consistent with the principles described above. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published; however, Heartland believes it is in compliance with the rule as currently proposed.

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement Section 13 of the BHCA (adopted as part 619 of the Dodd-Frank Act), which prohibits banking entities (including Heartland and the Bank Subsidiaries) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. It also imposes rules regarding compliance programs. Commonly referred to as the "Volcker Rule," the final rule as originally adopted was effective on April 1, 2014 and would have required banking entities to conform their activities to its requirements by July 21, 2015. However, based upon announcements of the Federal Reserve Board in December 2014, certain key elements that require sale of investment in private equity and hedge funds will not be effective until July 21, 2017. Heartland does not believe that it engages in any significant amount of proprietary trading, as defined in the Volcker Rule, and believes that any impact of the Volcker Rule would be minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland believes that any impact related to investments considered to be covered funds would not have a significant effect on its financial condition or results of operations.

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

Community Reinvestment Act Requirements
The Community Reinvestment Act imposes a continuing and affirmative obligation on each of the Bank Subsidiaries to help meet the credit needs of their respective communities, including low- and moderate-income neighborhoods, in a safe and sound manner. The FDIC and the respective state regulators regularly assess the record of each Bank Subsidiary in meeting the credit needs of its community. Applications for additional acquisitions would be subject to evaluation of the effectiveness of the Bank Subsidiaries' in meeting their Community Reinvestment Act requirements.

Consumer Protection
In July 2015, the Department of Defense issued a final rule amending regulations that implement the Military Lending Act. The Military Lending Act, among other things, imposes disclosure requirements and an interest rate cap for covered credit products (generally those offered to service members or their immediate family). The amended regulations, among other things, significantly expand the scope of the Military Lending Act to all credit products covered by the Truth in Lending Act ("TILA") and provide a safe harbor from compliance only when information from the Department of Defense database or from a nationwide consumer reporting agency is used to verify borrower status and indicates that the Military Lending Act does not apply. The amended regulations will increase the costs of compliance, both in terms of verifying borrower status and complying with all applicable requirements, if the Military Lending Act does apply.

The CFPB has been publishing complaints submitted by consumers regarding consumer financial products and services in a publicly-accessible online portal. In June 2015, the CFPB also began publishing complaint narratives from consumers that opted to have their narratives made public. The publication of complaint narratives could affect the Bank Subsidiaries in the following ways: (i) complaint data might be used by the CFPB to make decisions regarding regulatory, enforcement or examination issues; and (ii) the publication of such narratives may have a negative effect on the reputation of those institutions that are the subject of complaints.

The CFPB has issued proposed rules or is considering proposing rules with respect to a number of areas that could ultimately impact Heartland and the Bank Subsidiaries. In November 2014, the CFPB issued a proposed rule to regulate prepaid products which would, among other things, impose disclosure requirements, consumer liability limits and restrictions regarding prepaid products with overdraft services or credit features. However, at present, it does not seem likely the rule would cover bank products offered by the Bank Subsidiaries. In March 2015, the CFPB issued proposed rules regarding payday lending that would apply to payday loans, deposit advance products and certain other credit products. These proposed rules, among other things, would impose ability to repay determination requirements and rollover/reborrowing restrictions with respect to covered credit products. The CFPB has also announced it is considering proposing rules with respect to arbitration (which could ban or restrict consumer financial companies from using arbitration clauses in consumer agreements), overdraft services and debt collection. Until final rules are issued, it is not entirely clear whether and how these rules will ultimately impact Heartland and the Bank Subsidiaries.

Mortgage Operations
Each of the Bank Subsidiaries is subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. Over the last year, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, TILA and RESPA. The final rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

Regulation C requires lenders to report certain information regarding home loans. In October 2015, the CFPB issued a final rule amending Regulation C which, among other things, revises tests for determining what financial institutions and credit transactions are covered under HMDA and imposes reporting requirements for new data points identified in the Dodd-Frank Act or identified by the CPFB as necessary to carry out the purposes of HMDA. The final rule requires more detailed information from lenders and requires lenders to deliver certain information about mortgage loan underwriting and pricing.

Ability-to-Repay and Qualified Mortgage Rule
Effective on January 10, 2014, Regulation Z was amended to require mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. Heartland primarily originates compliant qualified mortgages.

Risk Retention and Qualified Residential Mortgage Rule
In October 2014, the FDIC, the Federal Reserve and four other federal regulatory agencies issued a final rule to implement amendments to the Securities Exchange Act of 1934, as amended, that impose risk retention requirements on asset-backed securities. The final rule generally requires a sponsor of an asset-backed securitization to retain not less than 5% of the credit risk of the underlying asset. Certain securitizations that are comprised of "qualified residential mortgages" are exempt from the risk retention requirements, with qualified residential mortgage defined to be consistent with the definition of qualified mortgages. The final rule for residential securitizations was effective December 24, 2015, and rules for all other categories of covered asset-based securitizations will be effective December 24, 2016. The requirements and impact of the final rules are still being assessed, but particularly since the Bank Subsidiaries primarily originate qualified residential mortgages, the operations of the Bank Subsidiaries will likely not be materially impacted by the final rule.

Data Security
In January 2015, new legislative proposals and administration efforts regarding privacy and cybersecurity were announced which, among other things, propose a national data breach notification standard. Legislation regarding data security with respect to security breach notifications and sharing cybersecurity threat information has also been proposed. In 2015, the Federal Financial Institutions Examination Council developed the Cybersecurity Assessment Tool to help institutions identify their risks and determine their preparedness for cybersecurity threats. New laws or guidance with respect to data security could impact card issuers and increase compliance costs related to credit card or debit card products. However, it is currently uncertain what (if any) impact these developments will have on the Bank Subsidiaries.

Increased Supervision for Bank Holding Companies with Consolidated Assets of $10 Billion or More
Heartland currently has total consolidated assets of approximately $7.69 billion. If Heartland’s assets increase and exceed $10 billion, Heartland will become subject to direct regulation by the CFPB, increased insurance assessments required to maintain the minimum deposit insurance fund and more accelerated implementation of increased capital requirements.

Under the Durbin Amendment of the Dodd-Frank Act, which applies to banks and bank holding companies with $10 billion or more in assets, the Federal Reserve was required to establish a cap on the interchange fees that merchants pay banks for electronic clearing of debit transactions. The final rules of the Durbin Amendment were effective October 1, 2011, and, among other things, established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers and established maximum permissible interchange fees.

On October 12, 2012, the Federal Reserve adopted a final rule that requires publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees and to conduct annual company-run stress tests using data as of September 30 of each year and scenarios provided by the Federal Reserve. Bank holding companies with stress tests that indicate undue risk may be required to maintain an additional capital buffer and could cause the Federal Reserve to impose restrictions on proposed payments of dividends or stock repurchases. The capital conservation buffer requirements were phased in beginning in January 2016 and will be fully implemented by January 2019.

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
There are many risks inherent in making any loan, including risks of dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, periodic independent reviews of outstanding loans by our loan review department and appropriate training of our credit administration staff. However, changes in the economy can cause the assumptions that we made at the time of loan origination to change and can cause borrowers to be unable to make payments on their loans. In addition, significant changes in collateral values such as those that occurred in 2009 and 2010 can cause us to be unable to collect the full value of loans we make. We cannot assure you that our loan approval and monitoring procedures will reduce these credit risks.

We depend on the accuracy and completeness of information about our customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to make uncollectible loans or enter into other unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Commercial loans, which involve greater complexities to underwrite and administer, make up a significant portion of our loan portfolio.
Heartland's commercial loans were $3.61 billion (including $2.33 billion of commercial real estate loans), or approximately 72% of our total loan portfolio as of December 31, 2015. Our commercial loans, which tend to be larger and more complex credits than loans to individuals, are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the customer's business and market conditions.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $2.33 billion, or approximately 65%, of our total commercial loan portfolio as of December 31, 2015. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of Heartland or the borrower could negatively impact the future cash flow and market values of the affected properties.

The construction, land acquisition and development loans that are part of our commercial real estate loans present project completion risks, as well as the risks applicable to other commercial real estate loans.
Our commercial real estate loan portfolio includes commercial construction loans, including land acquisition and development loans, which involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a commercial real estate loan.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are discovered, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review at the time of underwriting loan secured by real property, and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
At December 31, 2015, agricultural real estate loans totaled $241.3 million or 5% of our total loan and lease portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have a negative effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2015, these loans totaled $230.5 million or 5% of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of livestock.

We hold one- to four-family first-lien residential mortgage loans in our loan portfolio that may not meet the strict definition of a qualified mortgage.
The residential mortgage loans that we hold in our loan portfolio are primarily to borrowers we believe to be credit worthy based on internal standards and guidelines. Repayment is dependent upon the borrower's ability to repay the loan and the underlying value of the collateral. If we have overestimated or improperly calculated the abilities of the borrowers to repay those loans, default rates could be high, and we could face more legal process and costs in order to enforce collection of the loan obligations. If the value of the collateral is incorrect, we could face higher losses on the loans.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2015, consumer loans totaled $386.9 million or approximately 8% of our total loan and lease portfolio. Our consumer loan portfolio is comprised of home equity loans and other personal loans and lines of credit originated by our banks and loans originated by our consumer finance subsidiaries. Our consumer finance subsidiaries typically lend to borrowers with past credit problems or limited credit histories. These consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family first-lien residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. In each year from 2008 through 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the recession and declines in real estate values, which resulted in charge-offs and an increased level of nonperforming assets. Despite recent stabilization in economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2015, our allowance for loan losses as a percentage of total loans was .97% and as a percentage of total nonperforming loans was approximately 123%. Although we believe that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our business is concentrated in and dependent upon the continued growth and welfare of the various markets that we serve.
We operate over a wide area, including markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Liquidity and Interest Rate Risks

Liquidity is essential to our businesses.
We require liquidity to meet our deposit and debt obligations as they come due. Access to liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of deposits. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our deposit liabilities are on demand, while a substantial portion of our assets are loans that cannot be sold in the same timeframe or are securities that may not be readily saleable if there is disruption in capital markets. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in interest rates and other conditions could negatively impact our results of operations.
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates, and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

Our liability portfolio, including deposits, may subject us to additional liquidity risk and pricing risk from concentrations.
We strive to maintain a diverse liability portfolio, and we manage portfolio diversification through our asset/liability committee process. However, even with our efforts to maintain diversification, we occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. Unanticipated, significant changes in these large balances could affect our liquidity risk and pricing risk, particularly within the portfolio of a Bank Subsidiary, where the effects of the concentration would be greater than for Heartland as a whole. Our inability to manage deposit concentration risk could have a material adverse effect on our business, financial condition and results of operations.

Revenue from our mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans conducted through our Heartland Mortgage and National Residential Mortgage unit. Our overall mortgage banking revenue is highly dependent upon the volume of loans we originate and sell in the secondary market. Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market and interest rate fluctuations. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

The value of our mortgage servicing rights can decline during periods of falling interest rates and we may be required to take a charge against earnings for the decreased value.
A mortgage servicing right ("MSR") is the right to service a mortgage loan for a fee. We capitalize MSRs when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

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
We sell most of the fixed-rate mortgage loans we originate in order to reduce our credit and interest rate risks and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements, which are referred to as "nonconforming" loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the liquidity for those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. The absence of these sales proceeds could limit our ability to fund, and thus originate, new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot be assured that GSEs will not materially limit their purchases of conforming loans because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs to which Heartland sells loans is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

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
The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common stock and preferred stock, and to pay interest and principal on our debt. The terms of the SBLF securities purchase agreement between us and the U.S. Treasury also prohibits us from paying dividends on our common stock, or repurchasing shares, to the extent that, after payment of such dividends or repurchases, our Tier 1 Capital would generally fall below $247.7 million. Additionally, if we fail to pay an SBLF dividend in a given quarter, we may not pay dividends on or repurchase any common stock for the next three quarters, except in very limited circumstances. If any of the Series C Preferred Stock issued to the U.S. Treasury has not been redeemed by September 15, 2021, the tenth anniversary of issuance, we may not pay any further dividends on our common stock until the Series C Preferred Stock is redeemed in full.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
We maintained a balance of $1.88 billion, or 24% of our assets, in investment securities at December 31, 2015. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Interruption in or breaches of our network security, including the occurrence of a cyber incident or a deficiency in our cybersecurity, may result in a loss of customer business or damage to our brand image and could subject us to increased operating costs as well as litigation and other liabilities.
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

Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to protect our computer systems, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations.

The potential for business interruption exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. These risks are heightened during necessary data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

New lines of business, products and services are essential to our ability to compete but may subject us to additional risks.
We continually implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for such products and services are still developing. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2015, we had goodwill of $97.9 million, representing approximately 15% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our balance sheet reflected approximately $46.9 million of deferred tax assets at December 31, 2015, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

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
As part of our general growth strategy, we recently acquired several banks and may acquire additional banks that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of the banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•	potential disruption to our business;

•	potential restrictions on our business resulting from the regulatory approval process;

•	inability to realize the expected revenue increases, costs savings, market presence and/or other anticipated benefits;

•	potential diversion of our management's time and attention; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

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

We will become subject to additional regulatory requirements if our total assets exceed $10 billion, which could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.

Following the fourth consecutive quarter (and any applicable phase-in period) where our or any of the Bank Subsidiaries' total average consolidated assets equals or exceeds $10 billion, we or the Bank Subsidiaries, as applicable, will, among other requirements:

•	be required to perform annual stress tests;

•
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system; and

•	be subject to more frequent regulatory examinations; and

•	may be subject to examination for compliance with federal consumer protection laws, primarily by the CFPB.

While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates and our potential to grow through acquisitions.

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
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Heartland, even if doing so would be perceived to be beneficial to Heartland’s shareholders. In addition, Heartland's Amended and Restated Rights Agreement (the "Rights Plan") causes it to be difficult for any person to acquire 15% or more of Heartland's outstanding stock (with certain limited exceptions) without the permission of our Board of Directors. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Heartland's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2015, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Bank Subsidiaries and of Citizens Finance Parent Co. as of December 31, 2015:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	17
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	12
Wisconsin Bank & Trust 8240 Mineral Point Road Madison, WI 53719	19,000	Owned	20
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2016	18
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	16
Summit Bank and Trust (2) 2002 E. Coalton Road Broomfield, CO 80027	14,000	Owned	5
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	1
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Lease term through 2022	9
Premier Valley Bank 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2018	5
Citizens Finance Parent Co. 2200 John F. Kennedy Road, Suite 103 Dubuque, IA 52002	5,900	Lease term through 2019	14

(1) Includes loan production offices.
(2) As a result of our acquisition of CIC Bancshares, Inc. and the merger of Centennial Bank into Summit Bank & Trust on February 5, 2016, Centennial Bank and Trust currently has 19 locations. The name was changed from Summit Bank & Trust to Centennial Bank and Trust on such date.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Bank Subsidiaries by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suite 300 in Dubuque, Iowa.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2015, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries as of December 31, 2015, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	66
Chairman and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Centennial Bank and Trust,(1) Minnesota Bank & Trust and Premier Valley Bank; Chairman of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services

Bruce K. Lee	55	President of Heartland; Director of Rocky Mountain Bank; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	55	Executive Vice President and Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Kenneth J. Erickson	64	Executive Vice President, Chief Credit Officer of Heartland; Executive Vice President, Lending, of Dubuque Bank and Trust Company; Vice Chairman of Citizens Finance Parent Co.
Douglas J. Horstmann	62	Executive Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of Illinois Bank & Trust
Brian J. Fox	67	Executive Vice President, Operations, of Heartland
Frank E. Walter	69	Executive Vice President, Commercial Sales, of Heartland
Rodney L. Sloan	56	Executive Vice President and Chief Risk Officer of Heartland
Mark G. Murtha	54	Executive Vice President, Human Resources and Organizational Development, of Heartland
Michael J. Coyle	70	Executive Vice President, Senior General Counsel and Corporate Secretary of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
David L. Horstmann	66	Executive Vice President, Finance and Corporate Strategy, of Heartland
Kelly J. Johnson	54	Executive Vice President, Private Client Services, of Heartland

(1) Formerly known as Summit Bank & Trust

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and Chief Executive Officer of Heartland since 1999. He was President of Heartland from 1987 to 2015. Mr. Fuller has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Centennial Bank and Trust since 2006, Minnesota Bank & Trust since 2008, Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013 and Morrill & Janes Bank and Trust Company since January 2014. In 2015, he was named Director of Heartland Financial USA, Inc. Insurance Services. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the brother-in-law of Mr. James F. Conlan, who is a director of Heartland.

Bruce K. Lee joined Heartland in 2015 as President. Mr. Lee was named a Director of Rocky Mountain Bank and Heartland Financial USA, Inc. Insurance Services in 2015. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio where he managed sales and service functions for retail, commercial, residential mortgage, and investments as well as finance, human resources, and marketing. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio.

Bryan R. McKeag joined Heartland in 2013 as Executive Vice President and Chief Financial Officer. Mr. McKeag was named Director of Heartland Financial USA, Inc. Insurance Services in 2015. Prior to joining Heartland, Mr. McKeag served as Executive Vice President, Corporate Controller and Principal Accounting Officer with Associated Banc-Corp in Green Bay, Wisconsin. Prior to Associated Banc-Corp, Mr. McKeag spent 9 years in various finance positions at JP Morgan and 9 years in public accounting at KPMG in Minneapolis. He is an inactive holder of the certified public accountant certification.

Kenneth J. Erickson was named Executive Vice President, Chief Credit Officer, of Heartland in 1999. Mr. Erickson has been employed by Dubuque Bank and Trust Company since 1975, and was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989 and Executive Vice President in 2000. Mr. Erickson was named Vice Chairman of Citizens Finance Co. in 2004. Prior to 2004, Mr. Erickson was Senior Vice President at Citizens Finance Co. Mr. Erickson was named Vice Chairman of Citizens Finance Parent Co. when it was formed in 2013.

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

Michael J. Coyle joined Heartland in 2009 as Executive Vice President, Senior General Counsel, Corporate Secretary. In 2015, Mr. Coyle was named Secretary of Heartland Financial USA, Inc. Insurance Services. Prior to joining Heartland, Mr. Coyle was an attorney with the Dubuque, Iowa based law firm of Fuerste, Carew, Coyle, Juergens & Sudmeier, P.C. for 38 years, including 35 years as a senior partner. He has extensive experience in corporate and contract law.

David L. Horstmann joined Heartland in 2004 as Vice President, Finance. In 2009, he was promoted to Senior Vice President, Finance. In 2013, he was named Executive Vice President, Finance and Corporate Strategy and served as Interim Chief Financial Officer from July 2013 through September 2013. Prior to joining Heartland, Mr. Horstmann was vice president of finance and operations at Wartburg Theological Seminary in Dubuque, Iowa from 2001 to 2004. He was a founding director and the executive vice president and chief financial officer of Premier Bank in Dubuque, Iowa from 1998 to 2001. His experience includes various executive and financial positions between 1978 and 1998 with Mercantile Bank of Eastern Iowa, Mercantile Bank, FSB of

Davenport, Iowa, Harvest Savings Bank, Dubuque, Iowa, and Dubuque Savings and Loan Association. Mr. Horstmann is an inactive holder of the certified public accountant certification. Mr. Horstmann is the brother of Douglas J. Horstmann, Heartland's Executive Vice President, Lending.

Kelly J. Johnson joined Heartland in 2014 as Executive Vice President, Private Client Services. Prior to joining Heartland, Mr. Johnson served as Executive Vice President of Wealth Management at Umpqua Holdings in Portland, Oregon, where he developed and led the wealth management divisions of Private Banking, Trust Services, Wealth Planning, and Investment Services. Mr. Johnson has also held executive positions with RBC Wealth Management and UBS Wealth Management.

Effective January 19, 2016, Janet M. Quick, Senior Vice President, Deputy Chief Financial Officer was named Executive Vice President, Deputy Chief Financial Officer and Principal Accounting Officer. Ms. Quick has been with Heartland since 1994, serving in various audit, finance and accounting positions. Prior to joining Heartland, Ms. Quick was with Hawkeye Bancorporation in the corporate finance area. She is an active holder of the certified public accountant certification

Effective January 31, 2016, Mr. Erickson retired from his position of Executive Vice President, Chief Credit Officer. Andrew E. Townsend, Executive Vice President and Deputy Chief Credit Officer, succeeded Mr. Erickson. Mr. Townsend joined Dubuque Bank and Trust Company in 1993 as a Loan Review Officer and was selected to join Galena State Bank as Executive Vice President. In 2003, Mr. Townsend assumed the position of President and CEO of Galena State Bank and joined the bank's board of directors. He was named Deputy Chief Credit Officer in 2013 and currently serves as a director on the Illinois Bank & Trust's board of directors. Prior to joining Heartland, he worked at Bank One in the loan review area and had been an examiner for the Iowa Division of Banking.

Effective February 29, 2016, Mr. David L. Horstmann retired from his position of Executive Vice President, Finance and Corporate Strategy.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 3,200 stockholders of record as of March 9, 2016, and approximately 5,500 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol “HTLF” and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of reported prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2015:
First	$33.88	$25.68
Second	38.20	32.42
Third	38.96	34.57
Fourth	39.45	31.26
2014:
First	$28.76	$24.17
Second	28.27	22.38
Third	25.37	23.10
Fourth	27.86	23.33

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2015. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2015	2014
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.15	0.10

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. Heartland is also subject to direct regulatory limitations on the amount of dividends it may pay under the terms of its Series C Preferred Stock issued under the SBLF. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" and Note 18, Capital Issuance and Redemption, to the consolidated financial statements for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2015.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index, the NASDAQ Bank Stock Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2010, and reinvestment of dividends. The table and graph were prepared at our request by SNL Financial, LC.

Cumulative Total Return Performance
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Heartland Financial USA, Inc.	$100.00	$90.28	$157.45	$176.02	$168.40	$197.45
NASDAQ Composite	$100.00	$99.21	$116.82	$163.75	$188.03	$201.40
NASDAQ Bank	$100.00	$89.50	$106.23	$150.55	$157.95	$171.92
SNL Bank and Thrift	$100.00	$77.76	$104.42	$142.97	$159.60	$162.83

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2010

*Total return assumes reinvestment of dividends

Total Return Performance
225
200
175
150
125
100
75
Index Value
Heartland Financial USA, Inc.
NASDAQ Composite
NASDAQ Bank
SNL Bank and Thrift
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF INCOME DATA
Interest income	$265,968	$237,042	$199,511	$189,338	$191,737
Interest expense	31,970	33,969	35,683	39,182	46,343
Net interest income	233,998	203,073	163,828	150,156	145,394
Provision for loan and lease losses	12,697	14,501	9,697	8,202	29,365
Net interest income after provision for loan and lease losses	221,301	188,572	154,131	141,954	116,029
Noninterest income(1)	110,685	82,224	89,618	108,662	59,577
Noninterest expenses(1)	251,046	215,800	196,561	183,381	137,296
Income taxes	20,898	13,096	10,335	17,384	10,302
Net income	60,042	41,900	36,853	49,851	28,008
Net (income) loss available to noncontrolling interest, net of tax	—	—	(64)	(59)	36
Net income attributable to Heartland	60,042	41,900	36,789	49,792	28,044
Preferred dividends and discount	(817)	(817)	(1,093)	(3,400)	(7,640)
Net income available to common stockholders	$59,225	$41,083	$35,696	$46,392	$20,404

PER COMMON SHARE DATA
Net income – diluted	$2.83	$2.19	$2.04	$2.77	$1.23
Cash dividends	$0.45	$0.40	$0.40	$0.50	$0.40
Dividend payout ratio	15.73%	18.26%	19.61%	18.05%	32.52%
Book value	$25.92	$22.40	$19.44	$19.02	$16.29
Tangible book value per common share(2)	$20.57	$19.99	$16.90	$17.03	$14.62
Weighted average shares outstanding-diluted	20,929,385	18,741,921	17,460,066	16,768,602	16,575,506

(1) See Note 1 to the consolidated financial statements for reclassifications presented in the year ended December 31, 2013.
(2) Tangible common equity is common equity less goodwill and intangible assets (excluding servicing rights).

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA
Investments	$1,878,994	$1,706,953	$1,895,044	$1,561,957	$1,326,794
Loans held for sale	74,783	70,514	46,665	96,165	53,528
Total loans and leases receivable(1)	5,001,486	3,878,003	3,502,701	2,828,802	2,494,631
Allowance for loan and lease losses	48,685	41,449	41,685	38,715	36,808
Total assets	7,694,754	6,051,812	5,923,716	4,990,553	4,305,058
Total deposits	6,405,823	4,768,022	4,666,499	3,845,660	3,210,113
Long-term obligations	263,214	395,705	350,109	389,025	372,820
Preferred equity	81,698	81,698	81,698	81,698	81,698
Common stockholders’ equity	581,475	414,619	357,762	320,107	268,520

EARNINGS PERFORMANCE DATA
Return on average total assets	0.88%	0.70%	0.70%	1.04%	0.50%
Return on average stockholders’ equity	11.92	10.62	10.87	15.78	7.77
Net interest margin ratio(2)	3.97	3.96	3.78	3.98	4.16
Earnings to fixed charges:
Excluding interest on deposits	4.12x	3.27x	3.02x	3.34x	2.51x
Including interest on deposits	2.73	2.14	1.96	2.15	1.70

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.67%	0.74%	1.23%	1.59%	2.39%
Nonperforming loans and leases to total loans and leases	0.79	0.65	1.21	1.53	2.31
Net loan and lease charge-offs to average loans and leases	0.12	0.39	0.22	0.23	1.46
Allowance for loan and lease losses to total loans and leases	0.97	1.07	1.19	1.37	1.48
Allowance for loan and lease losses to nonperforming loans and leases	122.77	165.33	98.27	89.71	64.09

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.52%	8.00%	8.09%	8.47%	8.47%
Average common equity to average assets	7.35	6.60	6.46	6.58	6.45
Total capital to risk-adjusted assets	13.74	15.73	14.69	15.35	15.87
Tier 1 capital	11.56	12.95	13.19	13.36	14.08
Common equity Tier 1(3)	8.23	—	—	—	—
Tier 1 leverage	9.58	9.75	9.67	9.84	10.24

(1) Excludes loans held for sale.
(2) Tax equivalent using a 35% tax rate.
(3) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the consolidated financial condition and results of operations of Heartland as of the dates and for the periods indicated is presented below. This discussion should be read in conjunction with the Selected Financial Data, the consolidated financial statements and the notes thereto and other financial data appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements include the accounts of Heartland and its subsidiaries, all of which are wholly-owned.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1, "Summary of Significant Accounting Policies," for further discussion on Heartland's critical accounting policies.

The estimates and judgments that management believes have the most effect on Heartland’s reported financial position and results of operations are as follows:

Allowance For Loan And Lease Losses

The process utilized by Heartland to estimate the allowance for loan and lease losses is considered a critical accounting policy for Heartland. The allowance for loan and lease losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on Heartland’s earnings. The allowance for loan and lease losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and probable losses from identified substandard and doubtful credits.

Our allowance for loan and lease losses methodology includes the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for commercial and agricultural loans in the calculation of the allowance for loan lease losses. Heartland's allowance for loan and lease losses methodology also utilizes a loss emergence period, which represents the average amount of time from the point that a loss is incurred to the point at which the loss is confirmed. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. In addition to the allowance methodology, our software also has the ability to perform stress testing and migration analysis on various portfolio segments.

For loans individually evaluated and determined to be impaired, the allowance is allocated on a loan-by-loan basis as deemed necessary. These estimates reflect consideration of one of the following impairment measurement methods as of the evaluation date:

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

There can be no assurances that the allowance for loan and lease losses will be adequate to cover all probable loan and lease losses, but management believes that the allowance for loan and lease losses was appropriate at December 31, 2015. While management uses available information to provide for loan and lease losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan and lease losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses carried by the Bank Subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods, including discounted cash flow analyses. Additionally, estimated cash flows may extend beyond five years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

In assessing the fair value of reporting units, we may consider the stage of the current business cycle and potential changes in market conditions in estimating the timing and extent of future cash flows. Also, we often utilize other information to validate the reasonableness of our valuations, including public market comparables and multiples of recent mergers and acquisitions of similar businesses. Valuation multiples may be based on revenue, price-to-earnings and tangible capital ratios of comparable companies and business segments. These multiples may be adjusted to consider competitive differences, including size, operating leverage and other factors. The carrying amount of a reporting unit is determined based on the capital required to support the reporting unit’s activities, including its tangible and intangible assets. The determination of a reporting unit’s capital allocation requires judgment and considers many factors, including the regulatory capital regulations and capital characteristics of comparable companies in relevant industry sectors. In certain circumstances, we will engage a third-party to independently validate its assessment of the fair value of our reporting units.

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

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

Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2014 and 2015 and determined no goodwill impairment charges were required.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. Heartland currently has ten banking subsidiaries with 108 locations in 85 communities in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, with mortgage loan production offices in California, Nevada and Idaho. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

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

Net income recorded for 2015 was $60.0 million compared to $41.9 million recorded in 2014, an increase of $18.1 million or 43%. Net income available to common stockholders was $59.2 million, or $2.83 per diluted common share, for the year ended December 31, 2015, compared to $41.1 million, or $2.19 per diluted common share, earned during the prior year. Return on average common equity was 11.92% and return on average assets was 0.88% for 2015, compared to 10.62% and 0.70%, respectively, for 2014.

Positively affecting net income for 2015 was a $30.9 million or 15% increase in net interest income, largely due to significant growth in our earning asset base, particularly as a result of acquisitions completed during the year. Noninterest income for 2015 was $110.7 million, an increase of $28.5 million or 35% in comparison to 2014, driven primarily by higher gains on sale of loans held for sale and securities gains and increased service charges and fees. The effect of these improvements was mitigated by a $35.2 million or 16% increase in noninterest expenses, primarily due to the added expenses associated with the acquisitions completed during the year.

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

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin, in an all stock transaction valued at approximately $53.1 million. Simultaneous with the close of this transaction, Community Bank & Trust was merged into Heartland's Wisconsin Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $506.8 million, total loans of $395.0 million and total deposits of $434.0 million. The systems conversion for this transaction was completed on May 15, 2015.

On August 21, 2015, Heartland completed the acquisition of Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the close, Community Bank merged into Heartland’s New Mexico Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $166.3 million, total loans of $99.5 million and total deposits of $147.4 million. The systems conversion for this transaction was completed on November 6, 2015.

On September 11, 2015, Heartland completed the acquisition of First Scottsdale Bank, N.A. in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the close, First Scottsdale Bank was merged into Heartland’s Arizona Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $81.2 million, total loans of $54.7 million and total deposits of $65.9 million. The systems conversion for this transaction was completed simultaneous with the closing.

On November 30, 2015, Heartland completed the acquisition of Premier Valley Bank, a community bank based in Fresno, California. Simultaneous with the close, Premier Valley became a wholly-owned subsidiary of Heartland. The purchase price was approximately $95.5 million, which was paid by delivery of 1,758,543 shares of Heartland common stock and cash of $28.5 million. As of the close date, the transaction included, at fair value, total assets of $692.7 million, total loans of $389.8 million and total deposits of $622.7 million. The systems conversion for this transaction is expected to occur during the first quarter of 2016.

Subsequent to December 31, 2015, Heartland completed the acquisition of CIC Bancshares, Inc., the parent company of Centennial Bank, headquartered in Denver, Colorado. Simultaneous with the closing of the transaction on February 5, 2016, Centennial Bank was merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution now operating under the name Centennial Bank and Trust. As of December 31, 2015, Centennial Bank had assets of approximately $749.0 million, loans of approximately $582.0 million and deposits of approximately $656.0 million. The transaction was valued at approximately $83.5 million.

Total assets of Heartland were $7.69 billion at December 31, 2015, an increase of $1.65 billion or 27% since year-end 2014. Total assets of the entities acquired during 2015 were $1.51 billion at acquisition date. Securities represented 24% of Heartland's total assets at December 31, 2015, compared to 28% at year-end 2014.

Total loans and leases held to maturity were $5.00 billion at December 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $1.12 billion or 29%. This increase includes $939.0 million of total loans and leases held to maturity acquired in the 2015 acquisitions. Exclusive of these acquisitions, total loans and leases held to maturity increased $185.7 million or 5% since year-end 2014.

Total deposits were $6.41 billion as of December 31, 2015, compared to $4.77 billion at year-end 2014, an increase of $1.64 billion or 34%. Of this increase, $1.27 billion was attributable to the acquisitions completed during 2015. Exclusive of these acquisitions, total deposits increased $367.8 million or 8% since year-end 2014. Demand deposits totaled $1.91 billion at December 31, 2015, an increase of $618.9 million or 48% since year-end 2014, with $414.5 million of the increase attributable to the acquisitions. Included in the deposit growth during 2015 was an $89.3 million increase in brokered time deposits, the majority of which were issued to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the year.

Total assets were $6.05 billion at December 31, 2014, an increase of $128.1 million since year-end 2013. Securities represented 28% of total assets at December 31, 2014, compared to 32% at year-end 2013.

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

Common stockholders' equity was $581.5 million at December 31, 2015, compared to $414.6 million at year-end 2014. Book value per common share was $25.92 at December 31, 2015, compared to $22.40 at year-end 2014. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $4.1 million at December 31, 2015, compared to an unrealized gain of $3.6 million at December 31, 2014.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.97% during 2015, compared to 3.96% during 2014 and 3.78% during 2013. Our success at maintaining net interest margin near the 4.00% level is the result of continuous price discipline on both sides of the balance sheet and management's ability to shift dollars from the securities portfolio into the loan portfolio.

Interest income increased $29.0 million or 12% to $266.0 million in 2015 and increased $37.5 million or 19% to $237.0 million in 2014. After an adjustment to add $10.2 million in 2015 and $10.3 million in 2014 for income taxes saved on the interest earned on nontaxable securities and loans, on a tax-equivalent basis, interest income increased $28.8 million or 12% during 2015 and $38.4 million or 18% during 2014. Average earning assets increased $767.8 million or 14% during 2015 compared to 2014, with approximately $553.9 million attributable to the acquisitions completed during the year. Without acquisitions, average earning assets increased $213.9 million or 4%. The average earning assets for 2014 included a full year of the average earning assets at Morrill & Janes Bank & Trust Company, which totaled $816.0 million, while the average earning assets for 2013 included $165.2 million in average earning assets at Morrill & Janes Bank and Trust Company, which was acquired early in the last quarter of 2013. Exclusive of the average earning assets at Morrill & Janes Bank and Trust Company, average earning assets increased $151.1 million or 3% during 2014. Average earning assets increased $620.0 million or 16% during 2013 and exclusive of the Morrill & Janes Bank and Trust Company acquisition, average earning assets increased $454.9 million or 11%. The average interest rate earned on total average earning assets was 4.49% during 2015 compared to 4.59% during 2014 and 4.56% during 2013. The overall yield earned on the securities portfolio was 2.80% in 2015 compared to 3.00% in 2014 and 2.63% in 2013, a decrease of 20 basis points in 2015 and an increase of 37 basis points during 2014. The overall yield earned on the loan portfolio was 5.12% in 2015 compared to 5.32% in 2014 and 5.61% in 2013, a decrease of 20 basis points in 2015 and 29 basis points during 2014. The percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 73% during 2015 compared to 69% during 2014 and 65% during 2013.

Interest expense decreased $2.0 million or 6% during 2015 to $32.0 million compared to $34.0 million during 2014 and decreased $1.7 million or 5% during 2014 from $35.7 million during 2013. Even though average interest bearing liabilities increased $430.4 million or 10% for 2015 and $555.3 million or 16% for 2014, the average interest rate paid on Heartland's deposits and borrowings declined during both years. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 0.71% in 2015 compared to 0.83% in 2014 and 1.01% in 2013. Contributing to these improvements in interest expense was a continued change in the mix of deposits as balances shifted from higher cost certificates of deposit to lower cost interest-bearing deposits. Average savings balances, as a percentage of total average interest bearing deposits, was 76% during 2015 compared to 75% during 2014 and 71% during 2013. Additionally, the average interest rate paid on savings deposits was 0.23% during 2015 compared to 0.31% during 2014 and 0.32% during 2013. As the rates currently paid on Heartland's deposits are effectively approaching a floor, management believes there is less flexibility to pay lower rates on these deposits in the future.

Net interest income totaled $234.0 million during 2015, an increase of $30.9 million or 15% from the $203.1 million recorded during 2014. Net interest income increased $39.3 million or 24% during 2014 from the $163.8 million recorded during 2013. On a tax-equivalent basis, net interest income increased $30.8 million or 14% during 2015 and $40.1 million or 23% during 2014. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning asset and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 37% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 55% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on our interest income. Item 7A of this Annual Report on Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12 to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
EARNING ASSETS
Securities:
Taxable	$1,272,573	$26,646	2.09%	$1,296,991	$29,727	2.29%	$1,198,777	$21,501	1.79%
Nontaxable(1)	348,189	18,735	5.38	375,788	20,414	5.43	395,578	20,452	5.17
Total securities	1,620,762	45,381	2.80	1,672,779	50,141	3.00	1,594,355	41,953	2.63
Interest bearing deposits	10,997	14	0.13	7,678	23	0.30	9,242	12	0.13
Federal funds sold	14,153	24	0.17	509	1	0.20	1,417	1	0.07
Loans and Leases:(2)
Commercial and commercial real estate(1)	3,199,493	152,931	4.78	2,611,150	126,592	4.85	2,078,594	105,239	5.06
Residential mortgage	542,364	21,982	4.05	430,950	18,359	4.26	344,606	14,511	4.21
Agricultural and agricultural real estate(1)	444,808	21,498	4.83	388,974	19,558	5.03	331,622	17,494	5.28
Consumer	364,343	28,936	7.94	313,756	26,034	8.30	261,611	24,210	9.25
Fees on loans		5,418	—	—	6,632	—	—	5,556	—
Less: allowance for loan and lease losses	(44,830)	—	—	(41,521)	—	—	(39,151)	—	—
Net loans and leases	4,506,178	230,765	5.12	3,703,309	197,175	5.32	2,977,282	167,010	5.61
Total earning assets	6,152,090	276,184	4.49%	5,384,275	247,340	4.59%	4,582,296	208,976	4.56%
Nonearning assets	611,811			473,213			500,835
TOTAL ASSETS	$6,763,901			$5,857,488			$5,083,131
INTEREST BEARING LIABILITIES
Savings	$2,918,706	$6,613	0.23%	$2,589,649	$8,042	0.31%	$2,101,295	$6,674	0.32%
Time, $100,000 and over	341,071	3,152	0.92	330,428	3,474	1.05	315,623	4,403	1.40
Other time deposits	606,030	5,765	0.95	535,483	6,638	1.24	532,157	8,891	1.67
Short-term borrowings	339,019	838	0.25	308,942	877	0.28	257,084	808	0.31
Other borrowings	326,684	15,602	4.78	336,569	14,938	4.44	339,578	14,907	4.39
Total interest bearing liabilities	4,531,510	31,970	0.71%	4,101,071	33,969	0.83%	3,545,737	35,683	1.01%
NONINTEREST BEARING LIABILITIES
Noninterest bearing deposits	1,592,816			1,243,376			1,064,177
Accrued interest and other liabilities	61,000			44,499			62,161
Total noninterest bearing liabilities	1,653,816			1,287,875			1,126,338
STOCKHOLDERS' EQUITY	578,575			468,542			411,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,763,901			$5,857,488			$5,083,131
Net interest income(1)		$244,214			$213,371			$173,293
Net interest spread(1)			3.78%			3.76%			3.55%
Net interest income to total earning assets(1)			3.97%			3.96%			3.78%
Interest bearing liabilities to earning assets	73.66%			76.17%			77.38%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Change Due to			Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$(551)	$(2,530)	$(3,081)	$1,873	$6,353	$8,226
Nontaxable(1)	(1,487)	(192)	(1,679)	(1,049)	1,011	(38)
Interest bearing deposits	7	(16)	(9)	(2)	13	11
Federal funds sold	23	—	23	(1)	1	—
Loans and leases(1)(2)	41,360	(7,770)	33,590	39,013	(8,848)	30,165
TOTAL EARNING ASSETS	39,352	(10,508)	28,844	39,834	(1,470)	38,364
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	934	(2,363)	(1,429)	1,520	(152)	1,368
Time, $100,000 and over	109	(431)	(322)	198	(1,127)	(929)
Other time deposits	801	(1,674)	(873)	55	(2,308)	(2,253)
Short-term borrowings	81	(120)	(39)	152	(83)	69
Other borrowings	(448)	1,112	664	(133)	164	31
TOTAL INTEREST BEARING LIABILITIES	1,477	(3,476)	(1,999)	1,792	(3,506)	(1,714)
NET INTEREST INCOME	$37,875	$(7,032)	$30,843	$38,042	$2,036	$40,078

(1) Tax equivalent basis is calculated using a tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

The most significant contributor to the improvement in net interest income in both 2015 and 2014 was the increase in the volume of average earning assets. This change made up $39.4 million of the $30.8 million total change in net interest income during 2015 and $39.8 million of the $40.1 million total change in net interest in 2014. A decrease in rates on deposits and borrowings had a positive impact on net interest income, with the increase in the volume of these interest bearing liabilities having a small negative impact. In 2015, the decreasing rates had a negative impact on net interest income as asset yields declined more significantly than the rates paid on liabilities. However, these decreases in rate were more than offset by the increase in interest income resulting from the increased volume of earning assets. In 2014, the decrease in rates positively impacted net interest income as asset yields declined less than rates paid on liabilities.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan and lease losses. In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan and Lease Losses" in this Annual Report on Form 10-K. Heartland believes the allowance for loan and lease losses as of December 31, 2015, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2015, was 0.97% of loans and leases and 122.77% of nonperforming loans compared to 1.07% of loans and leases and 165.33% of nonperforming loans at December 31, 2014, and 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013. The provision for loan losses was $12.7 million during 2015 compared to $14.5 million during 2014 and $9.7 million during 2013. The increased provision in 2014 was primarily a result of a provision of $4.5 million to compensate for a charge-off on a single large credit. The allowance for loan and lease losses on impaired loans was $2.8 million at December 31, 2015, $2.7 million at December 31, 2014, and $6.7 million at December 31, 2013. The allowance on non-impaired loans was $45.9 million at December 31, 2015, $38.8 million at December 31, 2014 and $35.0 million at December 31, 2013. The portion of the allowance on non-impaired loans represented 0.93%, 1.02% and 1.02% of non-impaired loans and leases at December 31, 2015, 2014 and 2013, respectively.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2015	2014	2013	2015/2014	2014/2013
Service charges and fees	$24,308	$20,085	$17,660	21%	14%
Loan servicing income	5,276	5,583	1,648	(5)	239
Trust fees	14,281	13,097	11,708	9	12
Brokerage and insurance commissions	3,789	4,440	4,561	(15)	(3)
Securities gains, net	13,143	3,668	7,121	258	(48)
Gain (loss) on trading account securities, net	—	(38)	1,421	100	(103)
Impairment loss on securities	(769)	—	—	(100)	—
Gains on sale of loans held for sale	45,249	31,337	40,195	44	(22)
Valuation adjustment on mortgage servicing rights	—	—	496	—	(100)
Income on bank owned life insurance	1,999	1,472	1,555	36	(5)
Other noninterest income	3,409	2,580	3,253	32	(21)
Total Noninterest Income	$110,685	$82,224	$89,618	35%	(8)%
During 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. This reclassification is presented in both the current and prior reporting periods and did not affect the financial results. Heartland believes this reclassification is more consistent with industry reporting practices. For the year ended December 31, 2013, $12.8 million was reclassified from loan servicing income to gain on sale of loans held for sale.

Noninterest income was $110.7 million in 2015 compared to $82.2 million in 2014, an increase of $28.5 million or 35%. This increase resulted primarily from increases in gains on sale of loans held for sale, securities gains and service charges and fees. During 2014, noninterest income was $82.2 million compared to $89.6 million in 2013, a decrease of $7.4 million or 8%. This decrease was driven primarily by decreases in gains on sale of loans held for sale from our mortgage banking operations, and from decreased gains on the sale of securities. The decrease was partially offset by increases in other fee income categories.

Service charges and fees increased $4.2 million or 21% from 2014 to 2015 and $2.4 million or 14% from 2013 to 2014. Service charges on checking and savings accounts totaled $6.0 million during 2015 compared to $5.0 million during 2014 and $4.8 million during 2013. Overdraft fees totaled $7.2 million during 2015, $6.2 million during 2014 and $5.8 million during 2013. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $8.2 million during 2015, $7.2 million during 2014 and $6.1 million during 2013. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to acquisitions. An area of emphasis during 2015 was to increase the level of credit card services provided at the Bank Subsidiaries. Fees for these services totaled $2.4 million in 2015, $1.4 million in 2014 and $656,000 in 2013.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $5.3 million for 2015 compared to $5.6 million for 2014 and $1.6 million for 2013. Loan servicing income related to the servicing of commercial and agricultural loans totaled $3.2 million during 2015 compared to $2.2 million during 2014 and $2.1 million during 2013. The increase during 2015 resulted primarily from the additional commercial and agricultural loans acquired in the Community Banc-Corp of Sheboygan, Inc. acquisition. Fees collected for the servicing of mortgage loans, primarily for GSEs, were $10.7 million during 2015 compared to $8.8 million during 2014 and $6.9 million during 2013. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $8.6 million during 2015 compared to $5.4 million during 2014 and $7.3 million during 2013. Higher prepayments in the serviced mortgage loan portfolio during 2015 caused an increase in the amortization of capitalized servicing rights and, in turn, a decrease in total residential mortgage loan servicing income. During the first quarter of 2014, the average life of Heartland’s mortgage servicing rights increased from 60 months one year earlier to 84 months and continued at that level during the remainder of 2014, causing the monthly amortization expense during 2014 to be lower than in 2013. The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $4.06 billion at December 31, 2015, compared to $3.50 billion at December 31, 2014, and $3.05 billion at December 31, 2013. Note 8 to the consolidated financial statements contains a discussion of our servicing rights.

The following table summarizes Heartland's residential mortgage loan activity for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2015	2014	2013
Mortgage Servicing Fees	$10,707	$8,807	$6,897
Mortgage Servicing Rights Amortization	(8,601)	(5,422)	(7,314)
Total Residential Mortgage Loan Servicing Income	$2,106	$3,385	$(417)
Valuation Adjustment on Mortgage Servicing Rights	$—	$—	$496
Gains On Sale of Residential Mortgage Loans Held For Sale	$43,001	$30,568	$39,728
Total Residential Mortgage Loan Applications	$2,013,407	$1,606,246	$1,919,594
Residential Mortgage Loans Originated	$1,371,274	$1,058,840	$1,484,949
Residential Mortgage Loans Sold	$1,291,298	$923,349	$1,421,497
Residential Mortgage Loan Servicing Portfolio	$4,057,861	$3,498,724	$3,045,893

Net gains on sale of loans held for sale totaled $45.2 million during 2015 compared to $31.3 million during 2014 and $40.2 million during 2013. These gains resulted primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. During the third quarter of 2015, mortgage loan application activity returned to more normal seasonal levels after higher refinance activity during the first two quarters of 2015. The lower interest rate environment during the first half of 2015 encouraged mortgage loan refinancing, as opposed to a relatively higher interest rate environment in the first half of 2014. The decrease during 2014 was related to the flat or moderately increasing interest rate environment that existed throughout much of 2014, as opposed to a low interest rate environment that existed throughout much of 2013, which encouraged mortgage loan refinancings. As reflected in the table above, the volume of residential mortgage loans sold totaled $1.29 billion during 2015 compared to $923.3 million during 2014 and $1.42 billion during 2013. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $2.2 million during 2015 compared to $671,000 during 2014 and $407,000 during 2013. An area of emphasis for the Community Banc-Corp of Sheboygan, Inc. locations was the origination for sale of small business loans written under SBA programs, which was the primary reason for the increased gains on sales of commercial and agricultural loans during 2015.

Trust fees increased $1.2 million or 9% during 2015 and $1.4 million or 12% during 2014. A large portion of trust fees are based upon the market value of the trust assets under management, which was $1.92 billion at December 31, 2015, compared to $1.86 billion at December 31, 2014, and $1.62 billion at December 31, 2013. Those values fluctuate throughout the year as market conditions improve or decline.

Securities gains totaled $13.1 million during 2015 compared to $3.7 million during 2014 and $7.1 million during 2013. During 2013, two private label Z tranche securities with a book value of $31,000 were sold at a gain of $1.6 million. Two additional private label Z tranche securities with a book value of $736,000 were sold at a gain of $3.1 million during 2015. Three of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $58,000 and a market value of $2.0 million at December 31, 2015. Management has not determined when any future sales of these Z tranche securities will occur.

Offsetting, in part, the securities gains during 2015 was an impairment loss on two private-label mortgage-backed securities totaling $769,000 recorded during the fourth quarter of 2015. This impairment charge related to a decline in the credit quality of these securities. Management does not anticipate further declines on these or any other securities within the portfolio due to credit quality, but will continue to monitor the portfolio for any further declines. Based on its analysis, management believes it is prudent to continue to hold these securities as their economic value exceeds their market value.

Heartland experienced net losses of $38,000 in the trading securities portfolio during 2014 compared to net gains of $1.4 million during 2013. The net gains in 2013 were primarily attributable to shares of Fannie Mae preferred stock held in Heartland's trading securities portfolio from 2008 until they were sold during the first quarter of 2014.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2015	2014	2013	2015/2014	2014/2013
Salaries and employee benefits	$144,105	$129,843	$118,224	11%	10%
Occupancy	16,928	15,746	13,459	8	17
Furniture and equipment	8,747	8,105	8,040	8	1
Professional fees	23,047	18,241	17,532	26	4
FDIC insurance assessments	3,759	3,808	3,544	(1)	7
Advertising	5,465	5,524	5,294	(1)	4
Intangible assets amortization	2,978	2,223	1,063	34	109
Other real estate and loan collection expenses	2,437	2,309	4,445	6	(48)
Loss on sales/valuations of assets, net	6,821	2,105	3,034	224	(31)
Other noninterest expenses	36,759	27,896	21,926	32	27
Total Noninterest Expenses	$251,046	$215,800	$196,561	16%	10%
Efficiency ratio, fully taxable equivalent(1)	69.16%	71.61%	75.01%

(1) See the following reconciliation of Non-GAAP measure.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Years Ended December 31,
	2015	2014	2013
Net interest income	$233,998	$203,073	$163,828
Taxable equivalent adjustment (1)	10,216	10,298	9,465
Fully taxable equivalent net interest income	244,214	213,371	173,293
Noninterest income	110,685	82,224	89,618
Securities gains, net	(13,143)	(3,668)	(7,121)
Impairment loss on securities	769	—	—
Adjusted income	$342,525	$291,927	$255,790

Total noninterest expenses	$251,046	$215,800	$196,561
Less:
Intangible assets amortization	2,978	2,223	1,063
Partnership investment in historic rehabilitation tax credits	4,357	2,436	596
Loss on sales/valuations of assets, net	6,821	2,105	3,034
Adjusted noninterest expenses	$236,890	$209,036	$191,868

Efficiency ratio, fully taxable equivalent (2)	69.16%	71.61%	75.01%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully taxable equivalent, expresses noninterest expenses as a percentage of fully taxable equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income and noninterest income expenses for the tax favored status of certain loans, securities, and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, such as securities gains, net, losses sales/valuation of assets, net and impairment losses on securities. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

In the first quarter of 2014, Heartland made certain income statement reclassifications. Heartland separated the expense category of net loss on repossessed assets into two expense categories: other real estate and loan collection expenses and loss on sales/valuations of assets, net. Additionally, gains and losses on sales of fixed assets were reclassified from other noninterest expenses to the newly created loss on sales/valuations of assets, net. These reclassifications are presented in both the current and prior reporting periods. For the year ended December 31, 2013, losses on sales of fixed assets of $235,000 were reclassified from noninterest expenses to loss on sales/valuations of assets, net. These reclassifications did not have a material impact on Heartland's financial statements and did not affect its results of operations. Heartland believes these reclassifications are more consistent with industry reporting practices.

Noninterest expenses totaled $251.0 million in 2015 compared to $215.8 million in 2014, a $35.2 million or 16% increase, with the most significant increases in salaries and employee benefits, professional fees, loss on sales/valuations of assets, net and other noninterest expenses. Noninterest expenses totaled $215.8 million in 2014 compared to $196.6 million in 2013, a $19.2 million or 10% increase. During 2014, significant increases in salaries and employee benefits, occupancy, intangible assets amortization and other noninterest expenses were partially offset by decreases in other real estate and loan collection expenses and net losses on sales/valuations of assets.

Since 2014, one of Heartland's top priorities has been to achieve an efficiency ratio of 65% by year-end 2016, and, given the current operating environment and market conditions, we believe this goal is attainable. To further this priority, in the second and third quarters of 2015, management revised its strategy relative to mortgage loan origination by concentrating on mortgage loan origination within our bank branch footprint and in profitable loan production offices. Specifically, we closed seven under-performing mortgage loan production offices, including locations in Washington, Oregon, Southern California, Nebraska and North Dakota. Management is also focused on completing systems conversions of acquired entities as close to the closing date as possible. In January 2015, our Illinois bank subsidiaries Riverside Community Bank and Galena State Bank & Trust Co. were combined under one charter named Illinois Bank & Trust. Additionally, during 2014, four banking centers were closed.

The largest component of noninterest expense, salaries and employee benefits, increased $14.3 million or 11% in 2015 and $11.6 million or 10% in 2014. The salaries and employee benefits from the 2015 acquisitions comprised $5.6 million of the increase for 2015. The salaries and benefits for Morrill & Janes Bank and Trust Company comprised $6.2 million of the increase for 2014. Annual merit increases and higher incentive plan accruals contributed to the increases for both 2015 and 2014. Also affecting the increase for 2014 were higher medical expenses. Commission expense, a large portion of which is associated with mortgage loan origination activity, was $17.6 million during 2015, $14.3 million during 2014 and $19.3 million during 2013. Full-time equivalent employees totaled 1,799 on December 31, 2015, compared to 1,631 on December 31, 2014, and 1,676 on December 31, 2013.

Occupancy expense increased $1.2 million or 8% in 2015 and $2.3 million or 17% in 2014. Of the $1.2 million increase in 2015, $552,000 was related to acquisitions and lease buyouts on closed mortgage loan production offices. The occupancy expense for Morrill & Janes Bank and Trust Company comprised $922,000 of the increase for 2014.

Professional fees increased $4.8 million or 26% during 2015 and $709,000 or 4% during 2014. These increases were primarily attributable to the services provided to Heartland by third-party advisors, including services performed in connection with acquisitions.

Other real estate and loan collection expenses totaled $2.4 million during 2015 compared to $2.3 million during 2014 and $4.4 million during 2013. The higher amount in 2013 was attributable to the costs associated with the operations of one business held in receivership.

Net losses on sales/valuations of assets totaled $6.8 million during 2015 compared to $2.1 million during 2014 and $3.0 million during 2013. Included in these costs during 2015 was a $3.2 million write-down on a single property held in other real estate that resulted from an updated appraisal.

Other noninterest expenses were $36.8 million during 2015, $27.9 million during 2014 and $21.9 million during 2013. Included in other noninterest expenses were write-downs totaling $4.4 million in 2015, $2.4 million in 2014 and $596,000 in 2013 on investments in commercial and residential real estate projects which qualified for historic rehabilitation tax credits of $5.4 million during 2015, $3.1 million during 2014 and $898,000 during 2013. Other noninterest expenses at Morrill & Janes Bank and Trust Company were $2.9 million during 2014 in comparison with $525,000 in 2013. Excluding the effect of the expense associated with the tax credit investments, other noninterest expenses increased $6.7 million or 26% during 2015 and $4.2 million or 20% during 2014. These increases were primarily a result of initial costs associated with acquisitions and additional investments in technology.

Income Taxes

Heartland's effective tax rate was 25.8% for 2015 compared to 23.8% for 2014 and 21.9% for 2013. Heartland's income taxes included the federal historic rehabilitation tax credits totaling $5.4 million for 2015, $3.1 million for 2014 and $898,000 for 2013. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $580,000 during 2015 compared to $755,000 during 2014 and $798,000 during 2013. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 23.4% during 2015, 34.8% during 2014 and 37.3% during 2013. The tax-equivalent adjustment for this tax-exempt interest income was $10.2 million during 2015, $10.3 million during 2014 and $9.5 million during 2013.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities, fees from deposit and ancillary services and net security gains. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sales of loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 21 to the consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for 2015 was $80.1 million compared to $61.8 million for 2014 and $50.8 million for 2013. Driven by strong growth in its earning assets, both organically and as a result of acquisitions, net interest income in this segment was $228.4 million for 2015 compared to $200.4 million for 2014 and $161.5 million for 2013. Provision for loan and lease losses was $12.7 million for 2015 compared to $14.5 million for 2014 and $9.7 million for 2013. Noninterest income totaled $65.4 million for 2015 compared to $48.3 million for 2014 and $49.8 million for 2013. Both periods benefited from increases in the other noninterest income categories of service charges and fees and trust fees. Security gains for this segment totaled $13.1 million during 2015 compared to $3.7 million during 2014 and $7.1 million during 2013. Noninterest expense was $201.1 million for 2015 compared to $172.4 million for 2014 and $150.8 million for 2013. The increases in both years were primarily in the categories of salaries and employee benefits, occupancy, professional fees and other noninterest expenses, primarily as a result of the acquisitions. Also included in noninterest expenses were costs associated with historic rehabilitation tax credit partnerships investments totaling $5.4 million during 2015, $3.1 million during 2014 and $898,000 during 2013.

The mortgage banking segment recorded income before taxes of $864,000 for 2015 compared to a loss before taxes of $6.8 million for 2014 and a loss before taxes of $3.6 million for 2013. The decrease in 2014 was reflective of the change in long-term interest rates during the second and third quarters of 2013, which continued throughout 2014, resulting in lower loan originations, and the effect higher interest rates have on the gains on sale of loans into the secondary market. Net interest income for this segment was $5.6 million for 2015 compared to $2.7 million for 2014 and $2.4 million for 2013. Noninterest income totaled $45.3 million during 2015 compared to $33.9 million during 2014 and $39.8 million during 2013, reflecting primarily gains on sale of loans held for sale. Noninterest expense was $50.0 million during 2015 compared to $43.4 million during 2014 and $45.8 million during 2013. Contributing to the higher noninterest expense during 2015 was transaction-based compensation to mortgage banking personnel as a result of the increased volume of residential mortgage loans underwritten. Also included in noninterest expense during 2015 was $800,000 in asset write-downs associated with the closure of seven under-performing loan production offices. Management has refined its strategy relative to the retail mortgage banking segment with an emphasis on building out this line of business within bank subsidiary locations instead of in out-of-footprint locations.

FINANCIAL CONDITION

Heartland's total assets were $7.69 billion at December 31, 2015, an increase of $1.64 billion or 27% since December 31, 2014. Total assets of entities acquired during 2015 were $1.51 billion at acquisition date. Heartland's total assets were $6.05 billion at December 31, 2014, an increase of $128.1 million or 2% since December 31, 2013.

Lending Activities

Heartland’s major source of income is interest on loans and leases. The table below presents the composition of Heartland’s loan and lease portfolio at the end of the years indicated, in thousands:

LOAN AND LEASE PORTFOLIO
	As of December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans and leases receivable held to maturity:
Commercial	$1,279,214	25.56%	$1,036,080	26.72%	$950,197	27.16%	$712,308	25.22%	$646,116	25.97%
Commercial real estate	2,326,360	46.50	1,707,060	44.02	1,529,683	43.70	1,289,184	45.62	1,163,784	46.79
Agricultural and agricultural real estate	471,870	9.43	423,827	10.93	376,735	10.76	328,311	11.62	262,975	10.57
Residential mortgage	539,555	10.78	380,341	9.81	349,349	9.98	249,689	8.84	194,436	7.82
Consumer	386,867	7.73	330,555	8.52	294,145	8.40	245,678	8.70	220,099	8.85
Gross loans and leases receivable held to maturity	5,003,866	100.00%	3,877,863	100.00%	3,500,109	100.00%	2,825,170	100.00%	2,487,410	100.00%
Unearned discount	(488)		(90)		(168)		(676)		(2,463)
Deferred loan fees	(1,892)		(1,028)		(2,989)		(2,945)		(3,663)
Total net loans and leases receivable held to maturity	$5,001,486		$3,876,745		$3,496,952		$2,821,549		$2,481,284
Loans covered under loss share agreements:
Commercial and commercial real estate	$—	—%	$54	4.29%	$2,314	40.24%	$3,074	42.38%	$6,380	47.8%
Agricultural and agricultural real estate	—	—	—	—	543	9.45	748	10.31	1,659	12.43
Residential mortgage	—	—	1,204	95.71	2,280	39.66	2,645	36.47	4,158	31.15
Consumer	—	—	—	—	612	10.65	786	10.84	1,150	8.62
Total loans covered under loss share agreements	—	—%	1,258	100.00%	5,749	100.00%	7,253	100.00%	13,347	100.00%
Allowance for loan and lease losses	(48,685)		(41,449)		(41,685)		(38,715)		(36,808)
Loans and leases receivable, net	$4,952,801		$3,836,554		$3,461,016		$2,790,087		$2,457,823

Loans held for sale totaled $74.8 million at December 31, 2015, $70.5 million at December 31, 2014, and $46.7 million at December 31, 2013. Mortgage loan origination activity slowed to historically low levels during the fourth quarter of 2013 and returned to more normal levels during 2014 and 2015.

The table below sets forth the remaining maturities of loans and leases by category, including loans held for sale and excluding unearned discount and deferred loan fees, as of December 31, 2015, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS AND LEASES(1)

		Over 1 Year
		Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$532,218	$279,991	$139,838	$153,004	$175,510	$1,280,561
Commercial real estate	453,931	796,020	283,016	270,290	522,200	2,325,457
Residential real estate	204,238	58,470	80,025	163,537	107,453	613,723
Agricultural and agricultural real estate	217,229	147,975	39,489	32,031	35,317	472,041
Consumer	79,404	87,537	50,434	28,758	140,734	386,867
Total	$1,487,020	$1,369,993	$592,802	$647,620	$981,214	$5,078,649

(1) Maturities based upon contractual dates

Total loans and leases held to maturity were $5.00 billion at December 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $1.12 billion or 29%. This increase includes $939.0 million of total loans and leases held to maturity acquired in the 2015 acquisitions. Exclusive of these acquisitions, total loans and leases held to maturity increased $185.7 million or 5% since year-end 2014. Total loans and leases held to maturity were $3.88 billion at December 31, 2014, compared to $3.50 billion at year-end 2013, an increase of $379.8 million or 11%. All loan growth in 2014 was organic.

The commercial and commercial real estate loan category continues to be the primary focus for all the Bank Subsidiaries. These loans comprised 72% of the loans portfolio at December 31, 2015 compared to 71% at year-end 2014. Commercial and commercial real estate loans, which totaled $3.61 billion at December 31, 2015, increased $862.4 million or 31% since year-end 2014. Exclusive of $804.6 million of commercial and commercial real estate loans acquired in the 2015 acquisitions, these loans increased $57.8 million or 2% during 2015. Commercial and commercial real estate loans increased $263.3 million or 11% through organic growth during 2014.

Residential mortgage loans, which totaled $539.6 million at December 31, 2015, increased $159.2 million or 42% since year-end 2014. Exclusive of $97.4 million of loans attributable to acquisitions, residential mortgage loans grew $61.8 million or 16% from year-end 2014. Residential mortgage loans increased $31.0 million or 9% during 2014. Growth in both years was primarily attributable to the expansion in this line of business.

Agricultural and agricultural real estate loans, which totaled $471.9 million at December 31, 2015, increased $48.0 million or 11% in 2015 from $423.8 million at December 31, 2014, and increased $47.1 million or 13% through organic growth during 2014 from $376.7 million at December 31, 2013. Exclusive of $3.9 million of loans attributable to acquisitions, agricultural and agricultural real estate loans increased $44.1 million or 10% in 2015. Approximately 84% of Heartland's agricultural loans at year-end 2015 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified among loans relating to grain crops, dairy cows, hogs and cattle.

Consumer loans, which totaled $386.9 million at December 31, 2015, increased $56.3 million or 17% in 2015 from $330.6 million at December 31, 2014, and increased $36.5 million or 12% through organic growth in 2014 from $294.1 million at December 31, 2013. Exclusive of $34.3 million of loans attributable to acquisitions, consumer loans increased $22.1 million or 7% in 2015. Consumer loans at Heartland's consumer finance subsidiary, Citizens Finance Parent Co., comprised approximately 20% of the total consumer loan portfolio at December 31, 2015, compared to 21% at December 31, 2014, and 23% at December 31, 2013. We continue to look for opportunities to expand this line of business. A twelfth consumer finance office was opened in Milwaukee, Wisconsin and thirteenth in the Des Moines, Iowa metro area in 2014. A fourteenth office was opened in Springfield, Illinois in 2015.

Loans and leases secured by real estate, either fully or partially, totaled $3.32 billion or 66% of total loans and leases at December 31, 2015 and $2.48 billion or 64% of total loans and leases at December 31, 2014. Approximately 60% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2015	2014
Residential real estate, excluding residential construction and residential lot loans	$849,296	$702,627
Industrial, manufacturing, business and commercial	429,891	321,338
Agriculture	255,345	252,143
Retail	239,975	200,049
Office	275,289	225,769
Land development and lots	122,551	122,662
Hotel, resort and hospitality	115,083	105,217
Multi-family	179,243	150,657
Food and beverage	90,339	79,208
Warehousing	82,356	68,449
Health services	101,961	49,401
Residential construction	97,205	72,419
All other	164,255	127,714
Loans acquired in 4th quarter 2015	318,797	—
Total loans secured by real estate	$3,321,586	$2,477,653

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial and agricultural loans are the quality of the borrower’s management and the health of national and regional economies. Additionally, repayment of commercial and agricultural real estate loans may be influenced by fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those secured by residential real estate, are dependent on the borrower’s continuing financial stability as well as the value of the collateral underlying these credits, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. We monitor loan concentrations and do not believe we have excessive concentrations in any specific industry.

Our strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Bank Subsidiaries to follow tested and prudent loan policies and underwriting practices, which include: (i) making loans on a sound and collectible basis; (ii) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a board of directors; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies or adequately insured.

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

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2015	2014	2013	2012	2011
Not covered under loss share agreements:
Nonaccrual loans and leases	$39,655	$25,070	$42,394	$43,156	$57,435
Loans and leases contractually past due 90 days or more	—	—	24	—	—
Total nonperforming loans and leases	39,655	25,070	42,418	43,156	57,435
Other real estate	11,524	19,016	29,794	35,470	43,506
Other repossessed assets	485	445	397	542	648
Total nonperforming assets not covered under loss share agreements	$51,664	$44,531	$72,609	$79,168	$101,589
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$278	$783	$1,259	$3,345
Total nonperforming loans and leases	—	278	783	1,259	3,345
Other real estate	—	—	58	352	881
Total nonperforming assets covered under loss share agreements	$—	$278	$841	$1,611	$4,226
Restructured loans(1)	$11,075	$12,133	$19,353	$21,121	$25,704
Nonperforming loans and leases not covered under loss share agreements to total loans and leases receivable	0.79%	0.65%	1.21%	1.53%	2.31%
Nonperforming assets not covered under loss share agreements to total loans and leases receivable plus repossessed property	1.03%	1.14%	2.06%	2.77%	4.02%
Nonperforming assets not covered under loss share agreements to total assets	0.67%	0.74%	1.23%	1.59%	2.39%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during 2015 and 2014, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2014	$25,348	$19,016	$445	$44,809
Loan foreclosures	(6,592)	6,472	120	—
Net loan charge offs	(5,461)	—	—	(5,461)
New nonperforming loans	26,417	—	—	26,417
Acquired nonperforming assets	15,371	991	23	16,385
Reduction of nonperforming loans(1)	(15,428)	—	—	(15,428)
OREO/Repossessed sales proceeds	—	(9,434)	(134)	(9,568)
OREO/Repossessed assets write-downs, net	—	(5,521)	(28)	(5,549)
Net activity at Citizens Finance Parent Co.	—	—	59	59
December 31, 2015	$39,655	$11,524	$485	$51,664

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2013	$43,201	$29,852	$397	$73,450
Loan foreclosures	(7,272)	7,231	41	—
Net loan charge offs	(14,737)	—	—	(14,737)
New nonperforming loans	20,729	—	—	20,729
Acquired nonperforming assets	—	—	—	—
Reduction of nonperforming loans(1)	(16,573)	—	—	(16,573)
OREO/Repossessed sales proceeds	—	(16,136)	(38)	(16,174)
OREO/Repossessed assets write-downs, net	—	(1,931)	(7)	(1,938)
Net activity at Citizens Finance Parent Co.	—	—	52	52
December 31, 2014	$25,348	$19,016	$445	$44,809

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans, exclusive of those covered under loss sharing agreements, were $39.7 million or 0.79% of total loans and leases at December 31, 2015, compared to $25.1 million or 0.65% of total loans and leases at December 31, 2014, and $42.4 million or 1.21% of total loans and leases at December 31, 2013. The increase in nonperforming loans during 2015 was a result of nonperforming loans acquired in the four acquisitions completed during the year. Without the acquired nonperforming loans, Heartland's nonperforming loans decreased $2.7 million or 10% during 2015. Approximately 36%, or $13.8 million, of Heartland's nonperforming loans at December 31, 2015, had individual loan balances exceeding $1.0 million, the largest of which was $3.8 million. At December 31, 2014, approximately 27%, or $6.8 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $3.8 million. The portion of Heartland's nonperforming loans covered by government guarantees was $2.2 million at December 31, 2015, compared to $1.5 million at December 31, 2014, and $236,000 at December 31, 2013.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at December 31, 2015, compared to 0.21% at December 31, 2014, and 0.30% at December 31, 2013. The upward movement in delinquencies during 2015 is attributable to the four acquisitions completed during the year.

Other real estate owned was $11.5 million at December 31, 2015, compared to $19.0 million at December 31, 2014, and $29.9 million at December 31, 2013. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $9.4 million in 2015 compared to $16.1 million in 2014 and $19.1 million in 2013.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Bank Subsidiaries participate in the U.S. Department of the Treasury Home Affordable Modification Program ("HAMP") for loans in its servicing portfolio. HAMP gives qualifying homeowners an opportunity to refinance with more affordable monthly payments, with the U.S. Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

We had an aggregate balance of $12.9 million in restructured loans at December 31, 2015, of which $1.8 million were classified as nonaccrual and $11.1 million were accruing according to the restructured terms. At December 31, 2014, we had an aggregate balance of $13.0 million in restructured loans, of which $865,000 were classified as nonaccrual and $12.1 million were accruing according to the restructured terms.

At December 31, 2015, $168.6 million or 44% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOCs") compared to $130.0 million or 50% at December 31, 2014, and $115.7 million or 51% at December 31, 2013. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, advances under HELOCs cannot exceed 80% of the value of the property securing the loan.

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

Exclusive of loans covered under loss sharing agreements, the allowance for loan and lease losses at December 31, 2015, was 0.97% of loans and leases and 122.77% of nonperforming loans compared to 1.07% of loans and leases and 165.33% of nonperforming loans at December 31, 2014, and 1.19% of loans and leases and 98.27% of nonperforming loans at December 31, 2013. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan and lease losses at December 31, 2015, was 1.15% of loans and leases in comparison with 1.13% of loans and leases at December 31, 2014, and 1.38% of loans and leases at December 31, 2013. The allowance for loan and lease losses as a percentage of loans and leases declined in both years as several credit relationships considered impaired, for which specific reserves had been provided, were charged-off or transitioned to other real estate owned. The provision for loan losses was $12.7 million during 2015 compared to $14.5 million during 2014 and $9.7 million during 2013. The increased provision in 2014 was primarily a result of a provision of $4.5 million to compensate for a charge-off on a single large credit. The allowance for loan and lease losses on impaired loans represented $2.8 million at December 31, 2015, in comparison with $2.7 million at December 31, 2014, and $6.7 million at December 31, 2013. The allowance on non-impaired loans was $45.9 million at December 31, 2015, in comparison with $38.8 million at December 31, 2014, and $35.0 million at December 31, 2013. The allowance on non-impaired loans is 0.93% at December 31, 2015 compared to 1.02% of non-impaired loans and leases at both December 31, 2014 and 2013. At December 31, 2015, Heartland had $783.3 million of acquired loans, which are net of $28.7 million of valuation reserves, that are not subject to the allowance.

The amount of net charge-offs was $5.5 million during 2015 compared to $14.7 million during 2014 and $6.7 million during 2013. As a percentage of average loans and leases, net charge-offs were 0.12% during 2015 compared to 0.39% during 2014 and 0.22% during 2013. The net charge-offs for 2014 were impacted by a single $6.6 million charge-off on a commercial loan whereas a large portion of the net charge-offs in 2013 was related to nonfarm nonresidential real estate and construction, land development and other land loans, including residential lot loans. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $2.9 million during 2015 compared to $2.6 million during 2014 and $3.3 million during 2013. Net losses as a percentage of average loans, net of unearned, at Citizens were 3.85% for 2015 compared to 4.43% for 2014 and 4.91% for 2013. Loans with payments past due for more than thirty days at Citizens were 3.56% of gross loans at year-end 2015 compared to 2.28% at year-end 2014 and 2.46% at year-end 2013. Although Citizens may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan and lease losses for the years indicated, including amounts of loans and leases charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans and leases outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES
	As of December 31,
	2015	2014	2013	2012	2011
Allowance at beginning of year	$41,449	$41,685	$38,715	$36,808	$42,693
Charge-offs:
Commercial	1,887	8,749	2,460	1,799	2,970
Commercial real estate	1,368	2,889	3,251	6,898	29,504
Residential real estate	241	342	1,036	988	1,878
Agricultural and agricultural real estate	551	2,251	23	1	167
Consumer	4,967	4,496	4,777	4,818	5,461
Total charge-offs	9,014	18,727	11,547	14,504	39,980
Recoveries:
Commercial	1,167	753	1,019	1,966	1,051
Commercial real estate	1,200	2,290	2,378	5,194	2,868
Residential real estate	183	148	158	164	46
Agricultural and agricultural real estate	32	11	110	81	33
Consumer	971	788	1,155	804	732
Total recoveries	3,553	3,990	4,820	8,209	4,730
Net charge-offs(1)(2)	5,461	14,737	6,727	6,295	35,250
Provision for loan and lease losses	12,697	14,501	9,697	8,202	29,365
Allowance at end of year	$48,685	$41,449	$41,685	$38,715	$36,808
Net charge-offs to average loans and leases	0.12%	0.39%	0.22%	0.23%	1.46%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $2,902 for 2015, $2,571 for 2014, $3,274 for 2013, $2,468 for 2012, and $1,608 for 2011.
(2) Includes net charge-offs (recoveries) on loans covered under loss share agreements of $0 for 2015, ($14) for 2014, $114 for 2013, $409 for 2012, and ($1,065) for 2011.

The table below shows our allocation of the allowance for loan and lease losses by types of loans and leases and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable	Amount	Loan Category to Gross Loans & Leases Receivable
Commercial	$16,095	25.56%	$11,909	26.72%	$13,099	27.16%	$11,388	25.22%	$10,547	25.97%
Commercial real estate	19,532	46.50	15,898	44.02	14,152	43.70	14,473	45.62	14,623	46.79
Residential real estate	1,934	10.78	3,741	9.81	3,720	9.98	3,543	8.84	3,001	7.82
Agricultural and agricultural real estate	3,887	9.43	3,295	10.93	2,992	10.76	2,138	11.62	1,763	10.57
Consumer	7,237	7.73	6,606	8.52	7,722	8.40	7,173	8.70	6,874	8.85
Total allowance for loan and lease losses	$48,685		$41,449		$41,685		$38,715		$36,808

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

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 24% of Heartland's total assets at December 31, 2015, compared to 28% at December 31, 2014, and 32% at December 31, 2013, as a portion of the proceeds from maturities, paydowns and sales were used to fund loan growth. Total available for sale securities as of December 31, 2015, were $1.58 billion, an increase of $176.6 million or 13% since December 31, 2014. The 2015 acquisitions included $290.6 million of available for sale securities. Total available for sale securities as of December 31, 2014, were $1.40 billion, a decrease of $232.0 million or 14% since December 31, 2013.

The table below presents the composition of the securities portfolio, including trading, available for sale, held to maturity and other, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2015		2014		2013
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$25,766	1.37%	$24,093	1.41%	$218,303	11.52%
Mortgage-backed securities	1,247,071	66.37	1,225,000	71.77	1,149,920	60.68
Obligation of states and political subdivisions	570,730	30.37	432,279	25.32	498,149	26.29
Corporate debt securities	846	0.05	—	—	—	—
Equity securities	13,138	0.70	5,083	0.30	5,028	0.26
Other securities	21,443	1.14	20,498	1.20	23,644	1.25
Total securities	$1,878,994	100.00%	$1,706,953	100.00%	$1,895,044	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporation and agencies was 1% at both December 31, 2015, and December 31, 2014, compared to 12% at December 31, 2013. Mortgage-backed securities comprised 66% of Heartland's securities portfolio at December 31, 2015, compared to 72% at December 31, 2014, and 61% at December 31, 2013. The change in the composition of the securities portfolio during 2013 was partially a result of the acquisition of Morrill & Janes Bank and Trust Company, because approximately 46% of its securities were held in U.S. government corporations and agency securities, 49% in mortgage-backed securities and the remainder in municipal securities.

Approximately 80% of Heartland's mortgage-backed securities were issued by GSEs at December 31, 2015, compared to 97% at December 31, 2014, and 87% at December 31, 2013. Heartland's securities portfolio had an expected duration of 3.90 years as of December 31, 2015, compared to 4.07 years as of December 31, 2014, and 4.50 years as of December 31, 2013.

The Volcker Rule, which is scheduled to be fully implemented in 2017, prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on Heartland’s investment securities portfolio. For additional information on the Volcker Rule, see the discussion under the "Business - F. Supervision and Regulation - The Bank Subsidiaries - The Volcker Rule and Proprietary Trading" heading of Part I, Item 1 of this report.

At December 31, 2015, we had $21.4 million of other securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2015, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$2,006	0.33%	$14,010	1.30%	$6,436	2.08%	$3,314	2.45%	$—	—%	$25,766	3.14%
Obligations of states and political subdivisions	788	2.81	19,115	3.07	68,957	3.26	207,122	3.10	—	—	295,982	3.13
Corporate debt securities	—	—	—	—	—	—	846	4.22	—	—	846	4.22
Mortgage backed securities	—	—	—	—	—	—	—	—	1,242,702	2.28	1,242,702	2.28
Equity securities	—	—	—	—	—	—	—	—	13,138	—	13,138	—
Total	$2,794	1.03%	$33,125	2.32%	$75,393	3.16%	$211,282	3.09%	$1,255,840	2.28%	$1,578,434	2.45%

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$4,602	3.96%	$13,220	3.93%	$68,773	4.08%	$188,153	4.00%	$—	—%	$274,748	4.02%
Mortgage backed and equity securities	—	—	—	—	—	—		—	4,369	8.73	4,369	8.73
Total	$4,602	3.96%	$13,220	3.93%	$68,773	4.08%	$188,153	4.00%	$4,369	8.73%	$279,117	4.09%

In December 2015, Heartland recorded $769,000 additional credit-related other-than-temporary impairment ("OTTI") on two of the private label mortgage-backed securities that previously had credit-related OTTI. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. The remaining unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2015. See Note 4 to the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2015			2014			2013
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$1,592,816	29.18%	—%	$1,243,376	26.46%	—%	$1,064,177	26.52%	—%
Savings	2,918,706	53.47	0.23	2,589,649	55.11	0.31	2,101,295	52.36	0.32
Time deposits less than $100,000	606,030	11.10	0.95	535,483	11.40	1.24	532,157	13.26	1.67
Time deposits of $100,000 or more	341,071	6.25	0.92	330,428	7.03	1.05	315,623	7.86	1.40
Total deposits	$5,458,623	100.00%		$4,698,936	100.00%		$4,013,252	100.00%

Total average deposits increased $760.0 million or 16% during 2015, with approximately $542.4 million associated with the acquisitions completed during the year. Exclusive of the amount attributable to acquisitions, total average deposits increased $217.6 million or 5% during 2015. Total average deposits increased $685.7 million or 17% during 2014. Included in total average deposits during 2014 was a full year of average deposits at Morrill & Janes Bank and Trust Company totaling $685.1 million. As this acquisition was completed during the fourth quarter of 2013, the amount of average deposits at Morrill & Janes Bank and Trust Company included in total average deposits for 2013 were $139.8 million. Exclusive of the total average deposits at Morrill & Janes Bank and Trust Company in both years, the increase during 2014 was $140.4 million or 4%. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 63% during 2015, 64% during 2014 and 62% during 2013.

Average demand deposits increased $349.4 million or 28% during 2015 and $179.2 million or 17% during 2014. Exclusive of approximately $144.1 million in average demand deposits acquired in the acquisitions completed during 2015, average demand deposits increased $205.3 million or 17%. Exclusive of the Morrill & Janes Bank and Trust Company acquisition, average demand deposits increased $108.4 million or 10% during 2014. The mix of total deposits has continued to improve, with demand deposits representing 29%, savings representing 54% and time deposits representing 17% at December 31, 2015. At year-end 2014, demand deposits represented 27% of total deposits, savings represented 56% and time deposits represented 17%. At year-end 2013, demand deposits represented 27% of total deposits, savings represented 54% and time deposits represented 19%. The percentage of our total average demand deposit balances attributable to branch banking offices in our Midwestern markets was 59% during 2015, 57% during 2014 and 56% during 2013.

Average savings deposit balances increased by $329.1 million or 13% during 2015 and $488.4 million or 23% during 2014. Exclusive of approximately $243.6 million in average savings deposits acquired in the acquisitions completed during 2015, average savings deposits increased $85.5 million or 3%. Exclusive of Morrill & Janes Bank and Trust Company acquisition, average savings deposit balances increased $71.7 million or 4% during 2014. The percentage of our total average savings deposit balances attributable to branch banking offices in our Midwestern markets was 64% in 2015, 69% in 2014 and 65% in 2013.

Average time deposits increased $81.2 million or 9% during 2015 and, exclusive of approximately $154.7 million in balances acquired, average time deposits decreased $73.5 million or 8%. Average time deposits increased $18.1 million or 2% during 2014 and, exclusive of those balances acquired through the Morrill & Janes Bank and Trust Company acquisition, average time deposits decreased $39.8 million or 5%. The decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Midwestern markets was 68% during 2015, 61% during 2014 and 61% during 2013. Average brokered time deposits as a percentage of total average deposits were 3% during 2015, 2% during 2014 and 1% during 2013.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2015, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2015
3 months or less	$211,957
Over 3 months through 6 months	63,127
Over 6 months through 12 months	104,263
Over 12 months	103,877
$483,224

Borrowings

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Bank Subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, Seattle, San Francisco or Topeka FHLB, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2015, the amount of short-term borrowings was $293.9 million compared to $330.3 million at year-end 2014, a decrease of $36.4 million or 11%. Short-term FHLB advances totaled $11.1 million at December 31, 2015, compared to $76.0 million at December 31, 2014, a decrease of $64.9 million or 85%. Federal funds purchased totaled $14.1 million at both December 31, 2015, and December 31, 2014.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $253.7 million at December 31, 2015, compared to $240.2 million at December 31, 2014, an increase of $13.5 million or 6%.

Also included in short-term borrowings are the revolving credit lines Heartland has with unaffiliated banks, primarily to provide liquidity to Heartland. On June 14, 2013, Heartland replaced its $5.0 million unsecured revolving credit line with a $20.0 million unsecured revolving credit line with the same unaffiliated bank. A balance of $15.0 million was outstanding on this line at December 31, 2015, compared to no balance outstanding at December 31, 2014. Heartland entered into an additional non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provides borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its existing amortizing term loan with the same unaffiliated bank. At December 31, 2015, no balance was outstanding on this non-revolving credit line and the borrowing capacity was $41.1 million. Any outstanding balance on the non-revolving credit line is due on November 30, 2016.

The following table reflects information regarding our short-term borrowings as of December 31, 2015, 2014, and 2013, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2015	2014	2013
Balance at end of period	$293,898	$330,264	$408,756
Maximum month-end amount outstanding	477,918	420,494	408,756
Average month-end amount outstanding	330,134	307,470	274,352
Weighted average interest rate at year-end	0.15%	0.19%	0.19%
Weighted average interest rate for the year	0.25%	0.28%	0.31%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes and senior notes and obligations under trust preferred capital securities. As of December 31, 2015, the amount of other borrowings was $263.2 million, a decrease of $132.5 million or 33% since year-end 2014.

Long-term FHLB borrowings with an original term beyond one year totaled $17.2 million at December 31, 2015, compared to $109.8 million at December 31, 2014, a decrease of $92.6 million or 84%. Total long-term FHLB borrowings at December 31, 2015, had an average interest rate of 1.78% and an average remaining maturity of 30 months. When considering the earliest possible call date on these advances, the average remaining maturity is shortened to 26 months. Structured wholesale repurchase agreements totaled $30.0 million at December 31, 2015, and $45.0 million at December 31, 2014, a decrease of $15.0 million or 33% due to the maturity of one contract.

The outstanding balance on Heartland's amortizing term loan with an unaffiliated bank was $8.9 million at December 31, 2015, compared to $10.4 million at December 31, 2014.

Heartland also had senior notes totaling $16.0 million at December 31, 2015, compared to $29.5 million at December 31, 2014. Heartland offered to prepay the senior notes, resulting in the paydown of $1.0 million in 2015 and $8.0 million in 2014. These senior notes mature with respect to $5.0 million on February 1, 2017, $6.0 million on February 1, 2018, and $5.0 million on February 1, 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $73.7 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2015.

The balances outstanding on trust preferred capital securities issued by Heartland are also included in other borrowings. A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2015, excluding deferred issuance costs, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/15(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	3.28%	(2)	03/17/2034	03/17/2016
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.65%	(3)	04/07/2036	04/07/2016
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%	(4)	09/15/2037	03/15/2016
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	1.89%	(5)	09/01/2037	06/01/2016
Morrill Statutory Trust I	8,712	12/19/2002	3.25% over LIBOR	3.85%	(6)	12/26/2032	03/26/2016
Morrill Statutory Trust II	8,309	12/17/2003	2.85% over LIBOR	3.38%	(7)	12/17/2033	12/17/2016
Sheboygan Statutory Trust I	6,177	09/17/2003	2.95% over LIBOR	3.48%		9/17/2033	3/17/2016
CBNM Capital Trust I	4,209	09/10/2004	3.25% over LIBOR	3.76%		12/15/2034	3/15/2016
	$115,038

(1) Effective weighted average interest rate as of December 31, 2015, was 4.97% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2015, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2015, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2015, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2015, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2015, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

During 2014, Heartland entered into two interest rate swap transactions to fix the interest rates on the trust preferred capital securities assumed by Heartland with the Morrill & Janes Bank and Trust Company transaction. The swaps fix the effective interest rate on Morrill Statutory Trust I debt to 4.92% and the effective interest rate on Morrill Statutory Trust II to 4.51% for five years. In addition, Heartland entered into a forward starting interest rate swap transaction to replace the interest rate swap on Heartland's Statutory Trust IV debt, which expired on March 17, 2014. The new effective interest rate is 5.01% compared to the previous rate of 5.33% and is fixed for seven years.

During 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which will convert from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture. The effective date of the interest rate swap transaction is June 15, 2017, and Heartland Statutory Trust VI will effectively remain at a fixed interest rate. The forward-starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap is effective on March 1, 2017, and will replace the current interest rate swap related to Heartland Statutory Trust VII upon its expiration on March 1, 2017.

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the “Tier 1 Leverage Capital Ratio”) and at minimum levels relative to “risk-weighted assets” which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the “Tier 1 Risk-Based Capital Ratio”), and to maintain total capital at minimum levels relative to risk-weighted assets (the “Total Risk-Based Capital Ratio”). Starting in 2015, bank holding companies are subject to a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules and are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier 1 capital, but are allowed to make a one-time election not to include those effects. Heartland and the Bank Subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital. Under the Basel III rules, the requirements to be categorized as well-capitalized changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the FDIC categorized Heartland and each of the Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the date of that notification that management believes have changed each institution's category.

Heartland’s capital ratios are detailed in the tables below, in thousands:

RISK-BASED CAPITAL RATIOS
	As of and For the Years Ended December 31,
	2015		2014		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$683,706	11.56%	$578,564	12.95%	$537,964	13.19%
Tier 1 capital minimum requirement	354,980	6.00%	178,757	4.00%	163,126	4.00%
Excess	$328,726	5.56%	$399,807	8.95%	$374,838	9.19%

Common equity Tier 1	$487,132	8.23%
Common equity Tier 1 minimum requirement(1)	266,324	4.50%
Excess	$220,808	3.73%

Total capital	$812,568	13.74%	$703,032	15.73%	$599,038	14.69%
Total capital minimum requirement	473,282	8.00%	357,513	8.00%	326,252	8.00%
Excess	$339,286	5.74%	$345,519	7.73%	$272,786	6.69%
Total risk-adjusted assets	$5,916,027		$4,468,914		$4,078,154

(1) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.

LEVERAGE RATIOS(2)
	As of and For the Years Ended December 31,
	2015		2014		2013
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$683,706	9.58%	$578,564	9.75%	$537,964	9.67%
Tier 1 capital minimum requirement(3)	285,606	4.00%	237,316	4.00%	222,432	4.00%
Excess	$398,100	5.58%	$341,248	5.75%	$315,532	5.67%
Average adjusted assets	$7,140,152		$5,932,898		$5,560,796

(2) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(3) Prior to Basel III requirements effective January 1, 2015, we established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Heartland filed a shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in equity securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to SEC rules and limitations, if Heartland’s board of directors decides to do so.

Common stockholders' equity was $581.5 million at December 31, 2015, compared to $414.6 million at year-end 2014. Book value per common share was $25.92 at December 31, 2015, compared to $22.40 at year-end 2014. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $4.1 million at December 31, 2015, compared to an unrealized gain of $3.6 million at December 31, 2014.

The initial 5.00% dividend rate payable on the Series C Preferred Stock issued to the U.S. Treasury under the SBLF was subject to reduction during the second through ninth quarter after issuance (through September 30, 2013, for Heartland) based upon increases in qualified small business lending ("QSBL") over a baseline amount, and could be reduced to as low as 1.00% if QSBL increased by ten percent or more over that period. After adjustments for acquisitions, Heartland's baseline amount was determined to be $1.01 billion, which required growth in QSBL of $101.0 million to have the dividend rate reduced to 1.00%. Through December 31, 2012, Heartland's QSBL had grown by $123.0 million or 12.1%, regressed to $103.2 million or 10.2% at March 31, 2013, $104.7 million or 10.4% at June 30, 2013, and $117.6 million at September 30, 2013. As a result of its QSBL, the dividend rate on Heartland's $81.7 million of Series C Preferred Stock issued to the U.S. Treasury was 2.00% for the first quarter of 2013, 1.00% for the remaining quarters of 2013 and each quarter of 2014 and 2015 and will be 1.00% for each subsequent quarter through March 15, 2016. If the Series C Preferred Stock is not redeemed before March 15, 2016, the dividend rate will increase to 9.00% and remain at that rate until redeemed. Heartland intends to redeem the Series C Preferred Stock prior to March 15, 2016, primarily through dividend payments from the Bank Subsidiaries.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015, and December 31, 2014, commitments to extend credit aggregated $1.56 billion and $1.42 billion, and standby letters of credit aggregated $55.4 million and $38.9 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2015, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,124,203	$811,413	$197,012	$101,744	$14,034
Long-term debt obligations	263,214	52,605	11,171	7,304	192,134
Operating lease obligations	36,919	5,116	7,508	5,702	18,593
Purchase obligations	19,995	5,471	8,719	5,805	—
Other long-term liabilities	5,558	664	1,274	971	2,649
Total contractual obligations	$1,449,889	$875,269	$225,684	$121,526	$227,410

Other commitments:
Lines of credit	$1,564,712	$1,186,103	$141,963	$49,810	$186,836
Standby letters of credit	55,403	45,075	1,195	8,353	780
Total other commitments	$1,620,115	$1,231,178	$143,158	$58,163	$187,616

On a consolidated basis, we maintain a large balance of short-term securities that, when combined with cash from operations, we believe are adequate to meet our funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, including the U.S. Treasury, which holds the Series C Preferred Stock, debt service on revolving credit arrangements and trust preferred securities issuances, debt repayment requirements under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from the Bank Subsidiaries and the issuance of debt securities. At December 31, 2015, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which $15.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank under which no amount was outstanding at December 31, 2015 that provided a borrowing capacity of $41.1 million at December 31, 2015. These credit agreements contain specific financial covenants which are listed in Note 11 to the consolidated financial statements. At December 31, 2015, Heartland was in compliance with these covenants.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $112.5 million as of December 31, 2015.

On October 22, 2015, Heartland entered into a merger agreement with CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. The agreement provided that CIC Bancshares, Inc. would merge with and into Heartland, the holders of CIC Bancshares Inc. common stock would receive consideration in the form of 20% cash and 80% Heartland common stock, Heartland would issue a new series of convertible preferred stock to holders of CIC Bancshares, Inc. convertible preferred stock, and Heartland would assume the obligations under CIC Bancshares, Inc. convertible notes, including the obligation to issue its common stock upon conversion of the notes. The transaction, in which total consideration was valued at approximately $83.5 million, closed on February 5, 2016. Upon closing of the transaction, Centennial Bank merged with Heartland’s Summit Bank & Trust subsidiary and now operates under the name Centennial Bank and Trust.

We continue to explore opportunities to expand our footprint of independent community banks. Given the current issues in the banking industry, we have changed our strategic growth initiatives from de novo banks and branching to acquisitions. Attention will be focused on markets we currently serve, where there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
We enter into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. See Note 12, "Derivative Financial Instruments," for additional information on our derivative financial instruments.

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

Operating activities provided cash of $101.5 million during 2015 compared to $80.4 million during 2014 and $135.6 million during 2013. The largest factor in this change was activity in loans originated for sale, which used cash of $3.5 million during 2015, used cash of $23.8 million during 2014 and provided cash of $50.0 million during 2013. Cash used for the payment of income taxes was $11.9 million during 2015 compared to $2.8 million during 2014 and $5.5 million in 2013.

Investing activities used cash of $69.0 million during 2015 compared to $193.7 million during 2014 and $324.0 million during 2013. The proceeds from securities sales, paydowns and maturities were $1.30 billion during 2015 compared to $943.8 million during 2014 and $777.4 million during 2013. Purchases of securities used cash of $1.22 billion during 2015 compared to $750.1 million during 2014 and $869.3 million during 2013. The net increase in loans and leases used cash of $196.5 million in 2015 compared to $397.3 million in 2014 and $284.8 million in 2013. Net cash received in acquisitions was $41.7 million in 2015 and $49.7 million in 2013. No acquisitions were completed in 2014.

Financing activities provided cash of $152.4 million during 2015 compared to $61.9 million during 2014 and $145.6 million during 2013. A net increase in deposit accounts provided cash of $367.9 million during 2015 compared to $101.5 million during 2014 and $101.4 million during 2013. Short-term borrowing activity used cash of $61.7 million during 2015 compared to using cash of $78.5 million during 2014 and providing cash of $114.5 million during 2013. Cash proceeds from other borrowings were $29.0 million during 2015 compared to $79.0 million during 2014 and $5.2 million during 2013. Repayment of other borrowings used cash of $173.7 million during 2015 compared to $32.8 million during 2014 and $66.9 million during 2013.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Our short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. We believe these balances, on average, to be stable sources of funds; however, we intend to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, the Bank Subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Bank Subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of which $15.0 million was borrowed at December 31, 2015. Heartland also has a non-revolving credit line with the same unaffiliated bank under which no amount was outstanding at December 31, 2015, and which provided a borrowing capacity of $41.1 million at December 31, 2015. These credit agreements contain specific covenants, with which Heartland was in compliance on December 31, 2015.

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

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. Heartland seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. See Item 7A of this annual report on Form 10-K for a discussion on the process Heartland utilizes to mitigate market risk.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of the Bank Subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2015 when compared to 2014.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2015, and 2014, provided the following results, excluding the most recent acquisition of Premier Valley Bank on November 30, 2015, in thousands:

	2015		2014
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$234,936	(2.12)%	$187,340	(1.75)%
Base	$240,014		$190,673
Up 200 Basis Points	$237,327	(1.12)%	$193,773	1.63%
Year 2
Down 100 Basis Points	$225,803	(5.92)%	$179,828	(5.69)%
Base	$241,105	0.45%	$190,442	(0.12)%
Up 200 Basis Points	$246,145	2.55%	$204,026	7.00%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both December 31, 2015 and December 31, 2014, Heartland held no securities in its securities trading portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2015	2014
ASSETS
Cash and due from banks	3	$237,841	$64,150
Federal funds sold and other short-term investments		20,958	9,721
Cash and cash equivalents		258,799	73,871
Time deposits in other financial institutions		2,355	2,605
Securities:
Available for sale, at fair value (cost of $1,584,703 at December 31, 2015, and cost of $1,396,794 at December 31, 2014)	4	1,578,434	1,401,868
Held to maturity, at cost (fair value of $294,513 at December 31, 2015, and $296,768 at December 31, 2014)	4	279,117	284,587
Other investments, at cost	4	21,443	20,498
Loans held for sale		74,783	70,514
Loans and leases receivable:	5
Held to maturity		5,001,486	3,876,745
Loans covered by loss share agreements		—	1,258
Allowance for loan and lease losses	5, 6	(48,685)	(41,449)
Loans and leases receivable, net		4,952,801	3,836,554
Premises, furniture and equipment, net	7	146,259	130,713
Premises, furniture and equipment held for sale	2	3,889	—
Other real estate, net		11,524	19,016
Goodwill	2, 8	97,852	35,583
Other intangible assets, net	8	56,945	33,932
Cash surrender value on life insurance		110,297	82,638
Other assets		100,256	59,433
TOTAL ASSETS		$7,694,754	$6,051,812
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$1,914,141	$1,295,193
Savings		3,367,479	2,687,493
Time		1,124,203	785,336
Total deposits		6,405,823	4,768,022
Short-term borrowings	10	293,898	330,264
Other borrowings	11	263,214	395,705
Accrued expenses and other liabilities		68,646	61,504
TOTAL LIABILITIES		7,031,581	5,555,495
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 20,604 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; authorized, issued and outstanding 81,698 shares)		81,698	81,698
Common stock (par value $1 per share; authorized 30,000,000 shares at December 31, 2015, and 25,000,000 at December 31, 2014; issued 22,435,693 shares at December 31, 2015, and 18,511,125 shares at December 31, 2014)		22,436	18,511
Capital surplus		216,436	95,816
Retained earnings		348,630	298,764
Accumulated other comprehensive income (loss)		(6,027)	1,528
Treasury stock at cost (0 shares at both December 31, 2015, and December 31, 2014)		—	—
TOTAL STOCKHOLDERS' EQUITY		663,173	496,317
Noncontrolling interest		—	—
TOTAL EQUITY		663,173	496,317
TOTAL LIABILITIES AND EQUITY		$7,694,754	$6,051,812

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans and leases	5	$227,106	$194,022	$164,702
Interest on securities:
Taxable		26,646	29,727	21,501
Nontaxable		12,178	13,269	13,295
Interest on federal funds sold		24	1	1
Interest on interest bearing deposits in other financial institutions		14	23	12
TOTAL INTEREST INCOME		265,968	237,042	199,511
INTEREST EXPENSE:
Interest on deposits	9	15,530	18,154	19,968
Interest on short-term borrowings		838	877	808
Interest on other borrowings (includes $2,222 and $2,239 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the years ended December 31, 2015, and 2014, respectively)		15,602	14,938	14,907
TOTAL INTEREST EXPENSE		31,970	33,969	35,683
NET INTEREST INCOME		233,998	203,073	163,828
Provision for loan and lease losses	5, 6	12,697	14,501	9,697
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES		221,301	188,572	154,131
NONINTEREST INCOME:
Service charges and fees		24,308	20,085	17,660
Loan servicing income		5,276	5,583	1,648
Trust fees		14,281	13,097	11,708
Brokerage and insurance commissions		3,789	4,440	4,561
Securities gains, net (includes $13,183 and $3,668 of net security gains reclassified from accumulated other comprehensive income for the years ended December 31, 2015, and 2014, respectively)		13,143	3,668	7,121
Gain (loss) on trading account securities		—	(38)	1,421
Impairment loss on securities (includes $253 and $0 of net security losses reclassified from accumulated other comprehensive income for the years ended December 31, 2015, and 2014, respectively)		(769)	—	—
Gains on sale of loans held for sale		45,249	31,337	40,195
Valuation adjustment on mortgage servicing rights		—	—	496
Income on bank owned life insurance		1,999	1,472	1,555
Other noninterest income		3,409	2,580	3,253
TOTAL NONINTEREST INCOME		110,685	82,224	89,618
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	144,105	129,843	118,224
Occupancy	15	16,928	15,746	13,459
Furniture and equipment	7	8,747	8,105	8,040
Professional fees		23,047	18,241	17,532
FDIC insurance assessments		3,759	3,808	3,544
Advertising		5,465	5,524	5,294
Intangible assets amortization	8	2,978	2,223	1,063
Other real estate and loan collection expenses		2,437	2,309	4,445
Loss on sales/valuations of assets, net		6,821	2,105	3,034
Other noninterest expenses		36,759	27,896	21,926
TOTAL NONINTEREST EXPENSES		251,046	215,800	196,561
INCOME BEFORE INCOME TAXES		80,940	54,996	47,188
Income taxes (includes $3,994 and $533 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015, and 2014, respectively)	13	20,898	13,096	10,335
NET INCOME		60,042	41,900	36,853
Net (income) loss available to noncontrolling interest, net of tax		—	—	(64)
NET INCOME ATTRIBUTABLE TO HEARTLAND		60,042	41,900	36,789
Preferred dividends		(817)	(817)	(1,093)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$59,225	$41,083	$35,696
EARNINGS PER COMMON SHARE - BASIC		$2.87	$2.23	$2.08
EARNINGS PER COMMON SHARE - DILUTED		$2.83	$2.19	$2.04
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.45	$0.40	$0.40

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2015	2014	2013
NET INCOME	$60,042	$41,900	$36,853
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	(195)	34,450	(50,883)
Reclassification adjustment for net gains realized in net income	(12,930)	(3,668)	(7,121)
Net change in non-credit related other than temporary impairment	295	95	95
Income taxes	5,157	(12,193)	22,119
Other comprehensive income (loss) on securities	(7,673)	18,684	(35,790)
Derivatives used in cash flow hedging relationships:
Unrealized gain (loss) on derivatives	(2,016)	(1,957)	754
Reclassification adjustment for net losses on derivatives realized in net income	2,222	2,239	2,069
Income taxes	(88)	(102)	(1,010)
Other comprehensive income on cash flow hedges	118	180	1,813
Other comprehensive income (loss)	(7,555)	18,864	(33,977)
Comprehensive income	52,487	60,764	2,876
Less: comprehensive income attributable to noncontrolling interest	—	—	(64)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HEARTLAND	$52,487	$60,764	$2,812

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance at January 1, 2013	$81,698	$16,828	$50,359	$236,279	$16,641	$—	$2,734	$404,539
Comprehensive income (loss)				36,789	(33,977)		64	2,876
Cash dividends declared:
Preferred, $13.39 per share				(1,093)				(1,093)
Common, $0.40 per share				(6,908)				(6,908)
Purchase of noncontrolling interest							(2,798)	(2,798)
Purchase of 76,755 shares of treasury stock						(2,102)		(2,102)
Issuance of 1,648,076 shares of common stock		1,571	39,445			2,102		43,118
Stock based compensation			1,828					1,828
Balance at December 31, 2013	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$—	$439,460
Comprehensive income				41,900	18,864			60,764
Cash dividends declared:
Preferred, $10.00 per share				(817)				(817)
Common, $0.40 per share				(7,386)				(7,386)
Purchase of 34,448 shares of treasury stock						(899)		(899)
Issuance of 146,417 shares of common stock		112	786			899		1,797
Stock based compensation			3,398					3,398
Balance at December 31, 2014	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$—	$496,317
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$—	$496,317
Comprehensive income (loss)				60,042	(7,555)			52,487
Cash dividends declared:
Preferred, $10.00 per share				(817)				(817)
Common, $0.45 per share				(9,359)				(9,359)
Purchase of 57,866 shares of treasury stock						(2,987)		(2,987)
Issuance of 3,982,434 shares of common stock		3,925	117,342			2,987		124,254
Stock based compensation			3,278					3,278
Balance at December 31, 2015	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$—	$663,173

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,042	$41,900	$36,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,046	17,751	17,240
Provision for loan and lease losses	12,697	14,501	9,697
Net amortization of premium on securities	28,405	26,396	29,355
Provision for deferred taxes	2,121	3,630	2,761
Securities gains, net	(13,143)	(3,668)	(7,121)
(Increase) decrease in trading account securities	—	1,801	(1,421)
Impairment loss on securities	769	—	—
Stock based compensation	3,278	3,398	1,828
Losses on sales/valuations of assets, net	6,821	2,105	3,034
Loans originated for sale	(1,324,494)	(964,355)	(1,381,319)
Proceeds on sales of loans held for sale	1,351,457	963,225	1,458,704
Net gains on sales of loans held for sale	(30,504)	(22,719)	(27,430)
(Increase) decrease in accrued interest receivable	(290)	229	243
(Increase) decrease in prepaid expenses	(3,110)	(1,381)	8,279
Decrease in accrued interest payable	(1,424)	(1,342)	(949)
Capitalization of servicing rights	(14,745)	(8,618)	(12,769)
Valuation adjustment on mortgage servicing rights	—	—	(496)
Other, net	(440)	7,548	(901)
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,486	80,401	135,588
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	—	(3,605)
Proceeds from the sale of securities available for sale	1,115,359	791,767	546,532
Proceeds from the sale of other investments	15,327	13,201	5,588
Proceeds from the sale of time deposits in other financial institutions	2,925	—	—
Proceeds from the maturity of and principal paydowns on securities available for sale	162,311	136,552	222,881
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,071	1,501	2,170
Proceeds from the maturity of and principal paydowns on other investments	619	—	—
Proceeds from the maturity of time deposits in other financial institutions	250	750	250
Purchase of securities available for sale	(1,206,909)	(715,215)	(861,967)
Purchase of securities held to maturity	—	(22,983)	—
Purchase of other investments	(9,840)	(11,856)	(7,288)
Net increase in loans and leases	(196,509)	(397,311)	(284,843)
Purchase of bank owned life insurance policies	(1,100)	—	(2,835)
Proceeds from bank owned life insurance policies	1,229	—	—
Capital expenditures	(8,111)	(6,615)	(10,481)
Net cash acquired in acquisitions	41,744	—	49,665
Proceeds from sale of equipment	1,181	363	137
Proceeds on sale of OREO and other repossessed assets	9,465	16,174	19,839
NET CASH USED BY INVESTING ACTIVITIES	(68,988)	(193,672)	(323,957)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	379,488	208,863	159,946
Net decrease in time deposit accounts	(11,592)	(107,340)	(58,548)
Net increase (decrease) in short-term borrowings	3,152	(49,492)	19,450
Proceeds from short term FHLB advances	271,100	305,000	204,000
Repayments of short term FHLB advances	(336,000)	(334,000)	(109,000)
Proceeds from other borrowings	29,000	78,950	5,160
Repayments of other borrowings	(173,739)	(32,804)	(66,885)
Purchase of noncontrolling interest	—	—	(2,798)
Purchase of treasury stock	(2,987)	(899)	(2,102)
Proceeds from issuance of common stock	3,508	1,673	4,265
Excess tax benefits on exercised stock options	676	124	98
Dividends paid	(10,176)	(8,203)	(8,001)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,430	61,872	145,585
Net increase (decrease) in cash and cash equivalents	184,928	(51,399)	(42,784)
Cash and cash equivalents at beginning of year	73,871	125,270	168,054
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,799	$73,871	$125,270
Supplemental disclosures:
Cash paid for income/franchise taxes	$11,914	$2,832	$5,459
Cash paid for interest	$33,394	$35,311	$36,632
Loans transferred to OREO	$6,592	$7,272	$14,531
Purchases of securities available for sale, accrued, not paid	$—	$16,835	$18,306
Securities transferred from available for sale to held to maturity	$—	$25,162	$179,528
Stock consideration granted for acquisition	$120,070	$—	$38,755

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of Heartland, which are provided through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate and residential real estate loans. In addition to the full-service banking offices, Heartland provides residential real estate loans, under the brand National Residential Mortgage, through loan production offices in California, Nevada and Idaho.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Summit Bank & Trust; Minnesota  Bank & Trust; Morrill & Janes Bank and Trust Company; Premier Valley Bank; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I and CBNM Capital Trust I. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2015.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan and lease losses.

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

Net nonrefundable loan and lease origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan.

Acquired Loans - The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-30 establishes accounting standards for acquired loans with deteriorated credit quality. Heartland reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. FASB ASC 310-30 requires that the excess of all cash flows expected at acquisition over the initial investment in the loan be recognized as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may include interest owed by the borrower prior to the acquisition of the loan, interest collected if on nonperforming status, prepayment fees and other loan fees.

At acquisition, loans that do not have evidence of deterioration of credit quality since origination are outside the scope of FASB ASC 310-30 and are evaluated as a pool based on loan type and risk factors. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the weighted average remaining term of the loan pool. Additionally, the discount is not accreted on nonperforming loans.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily GSEs, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2015 and 2014, Heartland was servicing loans for government sponsored entities with aggregate unpaid principal balances of $4.06 billion and $3.50 billion, respectively.

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

Goodwill and Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, customer relationship intangibles, mortgage servicing rights and commercial servicing rights. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value at the purchase date. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting unit's goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews the intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis, except mortgage servicing rights and commercial servicing rights, which are reviewed quarterly.

Mortgage and commercial servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as a component of gains on sale of loans held for sale. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. No valuation allowance was required as of December 31, 2015 or 2014 for any of Heartland's servicing rights.

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

Derivative Financial Instruments - Heartland uses derivative financial instruments as part of its interest rate risk management, which includes interest rate swaps, certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, Heartland records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Heartland must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. Heartland assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

Heartland has fair value hedging relationships at December 31, 2015. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets because such items are not assets of the Heartland banks.

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2015	2014	2013
Net income attributable to Heartland	$60,042	$41,900	$36,789
Preferred dividends and discount	(817)	(817)	(1,093)
Net income available to common stockholders	$59,225	$41,083	$35,696
Weighted average common shares outstanding for basic earnings per share	20,672	18,462	17,199
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	257	280	261
Weighted average common shares for diluted earnings per share	20,929	18,742	17,460
Earnings per common share — basic	$2.87	$2.23	$2.08
Earnings per common share — diluted	$2.83	$2.19	$2.04
Number of antidilutive stock options excluded from diluted earnings per share computation	—	88	99

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this annual report on Form 10-K with the SEC. On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank in Denver, Colorado. See Note 2, "Acquisitions," and Note 18, "Capital Issuance and Redemption" for further details regarding this acquisition.

Effect of New Financial Accounting Standards - In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. Heartland elected to use the proportional amortization method for equity investments in qualified affordable housing projects that meet the conditions specified in ASU 2014-01. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on its results of operations, financial position, and liquidity.

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." The amendments in ASU 2014-04 clarify that an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 also requires disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in loans collateralized by residential real estate property that are in the process of foreclosure. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Once adopted, an entity can elect either (i) a modified retrospective transition method or (ii) a prospective transition method. The modified retrospective transition method is applied by means of a cumulative-effect adjustment to residential mortgage loans and foreclosed residential real estate properties existing as of the beginning of the period for which the amendments of ASU 2014-04 are effective, with real estate reclassified to loans measured at the carrying value of the real estate at the date of adoption and loans reclassified to real estate measured at the lower of net carrying value of the loan or the fair value of the real estate less costs to sell at the date of adoption. The prospective transition method is applied by means of applying the amendments of ASU 2014-04 to all instances of receiving physical possession of residential real estate properties that occur after the date of adoption. Heartland adopted this standard on January 1, 2015, and the adoption did not have a material impact on its results of operations, financial position, and liquidity. As of December 31, 2015, Heartland had not received possession of any residential real estate properties that meet the disclosure requirements. See Note 5 for additional disclosures regarding residential real estate properties in the process of foreclosure.

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

In August 2014, the FASB issued ASU 2014-14, "Receivables-Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." The amendment clarifies how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. The amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separate from the loan before foreclosure, and (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered for the guarantor. This amendment is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted. Heartland adopted this standard on January 1, 2015, and the adoption did not have an impact on its results of operations, financial position, and liquidity.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether a Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendment clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Heartland does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items." The amendment eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Heartland does not expect the adoption of this standard to have a material impact on its results of operations, financial position, and liquidity.

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software." The amendment intends to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities can elect to adopt the standard either retrospectively or prospectively, with respect to all cloud computing arrangements entered into or materially modified after the adoption date. Early adoption is permitted. Heartland intends to adopt this standard on January 1, 2016, and believes the adoption will not have a material impact on its results of operations, financial position, and liquidity.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendment intends to simplify the presentation of debt issuance costs and more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Debt issuance costs related to a recognized debt liability are to be presented on the balance sheet as a direct reduction from the debt liability, similar to the presentation of debt premiums or discounts. The costs will continue to be amortized to interest expense using the effective interest method. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. Heartland adopted this standard effective March 31, 2015, at which time $550,000 was reclassified from other assets to other borrowings on the consolidated balance sheet for all periods presented. The adoption of this standard did not have a material impact on its results of operations, financial position, and liquidity.

In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The amendment allows for debt issuance costs associated with line of credit arrangements to be presented as a direct reduction from the debt liability, similar to the presentation of debt premiums or discounts. The costs will be amortized to interest expense using the effective interest method. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The ASU requires retrospective application to all prior periods presented in the financial statements. Heartland adopted this standard effective September 30, 2015. The adoption of this standard did not have a material impact on its results of operations, financial position, and liquidity.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The amendment eliminates the requirement of Topic 805, Business Combinations, to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised. Additional disclosures are required about the impact on current period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted if financial statements have not been issued. Heartland adopted this standard effective September 30, 2015. The adoption of this standard did not have a material impact on its results of operations, financial position, or liquidity.

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Heartland intends to adopt the accounting standard in 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize a lease liability and a right of use asset for each lease, with the exception of short term leases, at the commencement date of the lease and disclose key information about the leasing arrangement. Accounting requirements applied by lessors is largely unchanged. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland intends to adopt the accounting standard in 2019, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

Reclassifications - In the first quarter of 2014, Heartland revised the classification of mortgage servicing rights income from loan servicing income to gain on sale of loans held for sale. The reclassification is presented in all reporting periods presented. For the year ended December 31, 2013, $12.8 million was reclassified from loan servicing income to gain on sale of loans held for sale.

In the first quarter of 2014, Heartland also made the following income statement reclassifications. Heartland separated the expense category of net loss on repossessed assets into two expense categories, other real estate and loan collection expenses and loss on sales/valuations of assets, net. Additionally, gains and losses on sales of fixed assets were reclassified from other noninterest expenses to the newly created loss on sales/valuations of assets, net. These reclassifications are presented in all reporting periods presented. For the year ended December 31, 2013, losses on sales of fixed assets of $235,000 was reclassified from noninterest expenses to loss on sales/valuations of assets, net.

These reclassifications did not have a material impact on Heartland's financial statements and did not affect its results of operations. Heartland believes these reclassifications are more consistent with industry reporting practices.

TWO
ACQUISITIONS

CIC Bancshares, Inc.
Subsequent to December 31, 2015, Heartland acquired CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. Under the merger agreement for the transaction, Heartland acquired CIC Bancshares, Inc., in a transaction valued at approximately $83.5 million, of which approximately 20% was paid in cash and approximately 80% was paid by issuance of Heartland common stock. Simultaneous with the closing of the transaction, Centennial Bank merged into Heartland's Summit Bank & Trust, with the resulting institution operating as Centennial Bank and Trust. As of December 31, 2015, Centennial Bank had assets of approximately $749.0 million, loans outstanding of approximately $582.0 million, and deposits of approximately $656.0 million.

Premier Valley Bank
On November 30, 2015, Heartland completed the purchase of Premier Valley Bank in Fresno, California. The purchase price was approximately $95.5 million, which was paid by delivery of 1,758,543 shares of Heartland common stock and cash of $28.5 million. The transaction included, at fair value, total assets of $692.7 million, loans of $389.8 million and deposits of $622.7 million. Premier Valley Bank continues to operate under its current name and management team as Heartland's tenth, wholly-owned state-chartered bank. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Premier Valley Bank.

The assets and liabilities of Premier Valley Bank were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of November 30, 2015:

As of November 30, 2015
Fair value of consideration paid
Common Stock (1,758,543 shares)	$67,018
Cash	28,522
Total consideration paid	95,540
Fair value of assets acquired
Cash and due from banks	77,127
Securities:
Securities available for sale	181,647
Securities held to maturity	—
Other securities	4,554
Loans held for sale	—
Loans held to maturity	389,787
Premises, furniture and equipment, net	4,221
Other real estate, net	—
Other intangible assets, net	8,596
Other assets	26,790
Total assets	692,722
Fair value of liabilities assumed
Deposits	622,676
Short term borrowings	—
Other borrowings	—
Other liabilities	15,530
Total liabilities assumed	638,206
Fair value of net assets acquired	54,516
Goodwill resulting from acquisition	$41,024

Heartland recognized $41.0 million of goodwill in conjunction with the acquisition of Premier Valley Bank, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 8 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information presents the results of operations for the years ended December 31, 2015, and December 31, 2014, as if the Premier Valley Bank acquisition occurred on January 1, 2014:

(Dollars in thousands, except per share data), unaudited	For the Years Ended
	December 31, 2015	December 31, 2014
Net interest income	$253,985	$223,510
Net income available to common shareholders	$61,809	$48,252
Basic earnings per share	$2.76	$2.36
Diluted earnings per share	$2.73	$2.33

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2014, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. Included in the above pro forma results for 2015 is $5.6 million of nonrecurring acquisition related costs paid by Premier Valley Bank prior to the acquisition. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $403,000 of pre-tax merger related expenses in 2015 associated with the Premier Valley Bank acquisition. The merger expenses are reflected on the consolidated statement of income for the applicable period and are reported primarily in the category of professional fees.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at acquisition date was $5.0 million.

First Scottsdale Bank, N.A.
On September 11, 2015, Heartland completed the purchase of First Scottsdale Bank, N.A., in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the closing of the transaction, First Scottsdale Bank, N.A., merged into Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, total assets of $81.2 million, loans of $54.7 million and deposits of $65.9 million on the acquisition date.

Community Bancorporation of New Mexico, Inc.
On August 21, 2015, Heartland acquired Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the closing of the transaction, Community Bank merged into Heartland's New Mexico Bank & Trust subsidiary. The transaction included, at fair value, total assets of $166.3 million, loans of $99.5 million and deposits of $147.4 million on the acquisition date. Also included in this transaction is one bank building with a fair value of $3.4 million that Heartland intends to sell and is part of the balance of premises, furniture and equipment held for sale on the consolidated balance sheet.

Community Banc-Corp of Sheboygan, Inc.
On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin. Under the terms of the merger agreement for this transaction, the aggregate purchase price was based upon 155% of the December 31, 2014, adjusted tangible book value, as defined in the merger agreement, of Community Banc-Corp of Sheboygan, Inc. The purchase price was approximately $53.1 million, which was paid by delivery of 1,970,720 shares of Heartland common stock. The transaction included, at fair value, total assets of $506.8 million, loans of $395.0 million and deposits of $433.9 million. Simultaneous with the closing of the transaction, Community Bank & Trust merged into Heartland’s Wisconsin Bank & Trust subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Community Banc-Corp of Sheboygan, Inc.

The assets and liabilities of Community Banc-Corp of Sheboygan, Inc. were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of January 16, 2015:

As of January 16, 2015
Fair value of consideration paid
Common Stock (1,970,720 shares)	$53,052
Cash	6
Total consideration paid	53,058
Fair value of assets acquired
Cash and due from banks	7,109
Securities:
Securities available for sale	52,976
Other securities	1,284
Loans held for sale	728
Loans held to maturity	395,007
Premises, furniture and equipment, net	13,954
Other real estate, net	346
Other intangible assets, net	10,295
Other assets	25,066
Total assets	506,765
Fair value of liabilities assumed
Deposits	433,919
Short term borrowings	24,836
Other borrowings	6,097
Other liabilities	7,434
Total liabilities assumed	472,286
Fair value of net assets acquired	34,479
Goodwill resulting from acquisition	$18,579

Heartland recognized goodwill of $18.6 million in conjunction with the acquisition of Community Banc-Corp of Sheboygan, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, an enhanced market area, cross-selling opportunities and expanded product lines. See Note 8 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information presents the results of operations for the years ended December 31, 2015, and December 31, 2014, as if the Community Banc-Corp of Sheboygan, Inc. acquisition occurred on January 1, 2014.

(Dollars in thousands, except per share data), unaudited	For the Years Ended
	December 31, 2015	December 31, 2014
Net interest income	$233,998	$220,358
Net income available to common stockholders	$59,225	$44,710
Basic earnings per share	$2.87	$2.19
Diluted earnings per share	$2.83	$2.16

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2014, nor are they intended to represent or be indicative of future results of operations. The pro forma results for the year ended December 31, 2015, are actual results. The acquisition occurred on January 16, 2015, and pro forma results for the year ended December 31, 2015, would not be materially different from actual results. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with the acquired loans.

Heartland incurred $1.7 million of pre-tax merger related expenses in 2014 and 2015 associated with the Community Banc-Corp of Sheboygan, Inc. acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at acquisition date was $5.8 million.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2015 and 2014, were $3.1 million and $172,000, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
U.S. government corporations and agencies	$25,847	$22	$(103)	$25,766
Mortgage-backed securities	1,254,452	9,134	(20,884)	1,242,702
Obligations of states and political subdivisions	290,522	6,547	(1,087)	295,982
Corporate debt securities	740	106	—	846
Total debt securities	1,571,561	15,809	(22,074)	1,565,296
Equity securities	13,142	40	(44)	13,138
Total	$1,584,703	$15,849	$(22,118)	$1,578,434
December 31, 2014
U.S. government corporations and agencies	$24,010	$98	$(15)	$24,093
Mortgage-backed securities	1,219,305	11,929	(11,968)	1,219,266
Obligations of states and political subdivisions	148,450	5,304	(328)	153,426
Corporate debt securities	—	—	—	—
Total debt securities	1,391,765	17,331	(12,311)	1,396,785
Equity securities	5,029	54	—	5,083
Total	$1,396,794	$17,385	$(12,311)	$1,401,868

The amortized cost of available for sale securities is net of $237,000 and $184,000 of credit related other-than-temporary impairment ("OTTI") at December 31, 2015, and December 31, 2014, respectively.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2015, and December 31, 2014, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Mortgage-backed securities	$4,369	$306	$—	$4,675
Obligations of states and political subdivisions	274,748	15,595	(505)	289,838
Total	$279,117	$15,901	$(505)	$294,513
December 31, 2014
Mortgage-backed securities	$5,734	$217	$(667)	$5,284
Obligations of states and political subdivisions	278,853	13,576	(945)	291,484
Total	$284,587	$13,793	$(1,612)	$296,768

No transfers from available for sale to held to maturity were made in 2015. Heartland transferred bank qualified municipal bonds with a book value of $25.2 million and a fair value of $26.8 million from available for sale to held to maturity during the fourth quarter of 2014. The bonds were transferred at fair value at the date of transfer.

At December 31, 2015, the amortized cost of the held to maturity securities is net of $1.5 million of credit related OTTI and $40,000 of non-credit related OTTI. At December 31, 2014, the amortized cost of the held to maturity securities is net of $797,000 of credit related OTTI and $422,000 of non credit related OTTI.

Approximately 80% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of securities available for sale at December 31, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,787	$2,794
Due in 1 to 5 years	33,222	33,125
Due in 5 to 10 years	75,254	75,393
Due after 10 years	205,846	211,282
Total debt securities	317,109	322,594
Mortgage-backed securities	1,254,452	1,242,702
Equity securities	13,142	13,138
Total investment securities	$1,584,703	$1,578,434

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2015, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,602	$4,649
Due in 1 to 5 years	13,220	13,876
Due in 5 to 10 years	68,773	72,411
Due after 10 years	188,153	198,902
Total debt securities	274,748	289,838
Mortgage-backed securities	4,369	4,675
Total investment securities	$279,117	$294,513

As of December 31, 2015, securities with a fair value of $855.8 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to sales of securities available for sale for the years ended December 31, 2015, 2014 and 2013 are summarized as follows, in thousands:

	2015	2014	2013
Available for Sale Securities sold:
Proceeds from sales	$1,115,359	$791,767	$546,532
Gross security gains	15,205	5,871	8,895
Gross security losses	2,022	2,203	1,774

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2015, and December 31, 2014. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2015, and December 31, 2014, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. government corporations and agencies	$22,359	$(103)	$—	$—	$22,359	$(103)
Mortgage-backed securities	724,330	(15,523)	139,562	(5,361)	863,892	(20,884)
Obligations of states and political subdivisions	68,482	(896)	7,460	(191)	75,942	(1,087)
Total debt securities	815,171	(16,522)	147,022	(5,552)	962,193	(22,074)
Equity securities	6,566	(44)	—	—	6,566	(44)
Total temporarily impaired securities	$821,737	$(16,566)	$147,022	$(5,552)	$968,759	$(22,118)
December 31, 2014
U.S. government corporations and agencies	$6,042	$(15)	$—	$—	$6,042	$(15)
Mortgage-backed securities	327,363	(7,391)	306,078	(4,577)	633,441	(11,968)
Obligations of states and political subdivisions	886	(6)	20,507	(322)	21,393	(328)
Total debt securities	334,291	(7,412)	326,585	(4,899)	660,876	(12,311)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$334,291	$(7,412)	$326,585	$(4,899)	$660,876	$(12,311)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,646	(12)	18,033	(493)	21,679	(505)
Total temporarily impaired securities	$3,646	$(12)	$18,033	$(493)	$21,679	$(505)
December 31, 2014
Mortgage-backed securities	$—	$—	$2,761	$(667)	$2,761	$(667)
Obligations of states and political subdivisions	3,172	(422)	29,402	(523)	32,574	(945)
Total temporarily impaired securities	$3,172	$(422)	$32,163	$(1,190)	$35,335	$(1,612)

Heartland reviews the investment securities portfolio on a quarterly basis to monitor its exposure to OTTI. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors Heartland may consider in the OTTI analysis include the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Heartland previously recorded $981,000 OTTI on three private label mortgage-backed securities in March 2012. The other-than-temporary credit-related losses were $797,000 in the held to maturity category and $184,000 in the available for sale category.
During 2015, Heartland recorded additional credit-related OTTI on two of the private label mortgage-backed securities that previously had OTTI credit losses. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $769,000 OTTI attributable to credit-related losses was recorded in December 2015. The credit-related OTTI was $716,000, of which $200,000 was reclassified from previous non-credit related OTTI in the held to maturity category. Credit-related OTTI was $53,000 in the available for sale category.

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

There were no gross realized gains or losses on the sale of available for sale securities with OTTI write-downs for the periods ended December 31, 2015, or December 31, 2014.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2015	2014	2013
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$53	$—	$—
Held to maturity debt securities:
Mortgage-backed securities	716	—	—
Total debt security OTTI write-downs included in earnings	$769	$—	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	For the Years Ended December 31,
	2015	2014	2013
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$769	$—	$—
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	769	—	—
Recorded directly to AOCI for non-credit related impairment:
Reclassification of non-credit related impairment	(200)	—	—
Accretion of non-credit related impairment	(95)	(95)	(95)
Total changes to AOCI for non-credit related impairment	(295)	(95)	(95)
Total OTTI losses (accretion) recorded on debt securities	$474	$(95)	$(95)

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

Changes in the credit loss component of the credit impaired debt securities that Heartland does not intend to sell were, in thousands:

	For the Years Ended December 31,
	2015	2014	2013
Credit loss component, beginning of period	$981	$981	$981
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	769	—	—
Total additions	769	—	—
Reductions:
For securities sold	—	—	—
Due to change in intent to sell or requirement to sell	—	—	—
For recoveries of previous credit impairments	—	—	—
Total reductions	—	—	—
Credit loss component, end of period	$1,750	$981	$981

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.3 million at both December 31, 2015 and 2014.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2015, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS AND LEASES

Loans and leases as of December 31, 2015, and December 31, 2014, were as follows, in thousands:

	December 31, 2015	December 31, 2014
Loans and leases receivable held to maturity:
Commercial	$1,279,214	$1,036,080
Commercial real estate	2,326,360	1,707,060
Agricultural and agricultural real estate	471,870	423,827
Residential real estate	539,555	380,341
Consumer	386,867	330,555
Gross loans and leases receivable held to maturity	5,003,866	3,877,863
Unearned discount	(488)	(90)
Deferred loan fees	(1,892)	(1,028)
Total net loans and leases receivable held to maturity	5,001,486	3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	—	54
Agricultural and agricultural real estate	—	—
Residential real estate	—	1,204
Consumer	—	—
Total loans covered under loss share agreements	—	1,258
Allowance for loan and lease losses	(48,685)	(41,449)
Loans and leases receivable, net	$4,952,801	$3,836,554

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of December 31, 2015, Heartland had $2.0 million of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family first-lien residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprises approximately 20% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan and lease losses at December 31, 2015, and December 31, 2014, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan and lease losses policy during 2015 or 2014.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2015
Commercial	$471	$15,624	$16,095	$6,919	$1,272,295	$1,279,214
Commercial real estate	698	18,834	19,532	45,442	2,280,918	2,326,360
Agricultural and agricultural real estate	—	3,887	3,887	4,612	467,258	471,870
Residential real estate	393	1,541	1,934	17,790	521,765	539,555
Consumer	1,206	6,031	7,237	5,458	381,409	386,867
Total	$2,768	$45,917	$48,685	$80,221	$4,923,645	$5,003,866

December 31, 2014
Commercial	$754	$11,155	$11,909	$4,526	$1,031,554	$1,036,080
Commercial real estate	636	15,262	15,898	35,771	1,671,289	1,707,060
Agricultural and agricultural real estate	52	3,243	3,295	5,049	418,778	423,827
Residential real estate	442	3,299	3,741	10,235	370,106	380,341
Consumer	813	5,793	6,606	6,143	324,412	330,555
Total	$2,697	$38,752	$41,449	$61,724	$3,816,139	$3,877,863

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans not covered under loss share agreements at December 31, 2015, and December 31, 2014, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at December 31, 2015, and December 31, 2014.

	December 31, 2015	December 31, 2014
Nonaccrual loans	$37,874	$24,205
Nonaccrual troubled debt restructured loans	1,781	865
Total nonaccrual loans	$39,655	$25,070
Accruing loans past due 90 days or more	—	—
Performing troubled debt restructured loans	$11,075	$12,133

Heartland had $12.9 million of troubled debt restructured loans at December 31, 2015, of which $1.8 million were classified as nonaccrual and $11.1 million were accruing according to the restructured terms. Heartland had $13.0 million of troubled debt restructured loans at December 31, 2014, of which $865,000 were classified as nonaccrual and $12.1 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2015, and December 31, 2014, in thousands:

	For the Years Ended
	December 31, 2015			December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	5	5,823	5,823	2	357	357
Total commercial and commercial real estate	5	5,823	5,823	2	357	357
Agricultural and agricultural real estate	1	311	311	2	3,357	3,357
Residential real estate	1	55	55	5	757	757
Consumer	—	—	—	—	—	—
Total	7	$6,189	$6,189	9	$4,471	$4,471

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At December 31, 2015, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2015, and December 31, 2014, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	For the Years Ended
	December 31, 2015		December 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	55
Total commercial and commercial real estate	—	—	1	55
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$55

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2015, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases not covered by loss share agreements by credit quality indicator at December 31, 2015, and December 31, 2014, in thousands:

	Pass	Nonpass	Total
December 31, 2015
Commercial	$1,106,276	$172,938	$1,279,214
Commercial real estate	2,107,474	218,886	2,326,360
Total commercial and commercial real estate	3,213,750	391,824	3,605,574
Agricultural and agricultural real estate	435,745	36,125	471,870
Residential real estate	515,195	24,360	539,555
Consumer	377,173	9,694	386,867
Total gross loans and leases receivable held to maturity	$4,541,863	$462,003	$5,003,866

December 31, 2014
Commercial	$939,717	$96,363	$1,036,080
Commercial real estate	1,567,711	139,349	1,707,060
Total commercial and commercial real estate	2,507,428	235,712	2,743,140
Agricultural and agricultural real estate	402,883	20,944	423,827
Residential real estate	361,325	19,016	380,341
Consumer	321,114	9,441	330,555
Total gross loans and leases receivable held to maturity	$3,592,750	$285,113	$3,877,863

The nonpass category in the table above is comprised of approximately 68% special mention and 32% substandard as of December 31, 2015. The percent of nonpass loans on nonaccrual status as of December 31, 2015, was 8%. As of December 31, 2014, the nonpass category in the table above was comprised of approximately 66% special mention and 34% substandard. The percent of nonpass loans on nonaccrual status as of December 31, 2014, was 9%. Loans delinquent 30-89 days as a percentage of total loans were 0.31% at December 31, 2015, and 0.21% at December 31, 2014. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases not covered by loss share agreements at December 31, 2015, and December 31, 2014, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
December 31, 2015
Commercial	$2,005	$608	$—	$2,613	$1,273,678	$2,923	$1,279,214
Commercial real estate	3,549	2,077	—	5,626	2,302,052	18,682	2,326,360
Total commercial and commercial real estate	5,554	2,685	—	8,239	3,575,730	21,605	3,605,574
Agricultural and agricultural real estate	143	54	—	197	470,455	1,218	471,870
Residential real estate	1,900	115	—	2,015	523,915	13,625	539,555
Consumer	3,964	933	—	4,897	378,763	3,207	386,867
Total gross loans and leases receivable held to maturity	$11,561	$3,787	$—	$15,348	$4,948,863	$39,655	$5,003,866

December 31, 2014
Commercial	$980	$48	$—	$1,028	$1,032,707	$2,345	$1,036,080
Commercial real estate	1,788	111	—	1,899	1,693,554	11,607	1,707,060
Total commercial and commercial real estate	2,768	159	—	2,927	2,726,261	13,952	2,743,140
Agricultural and agricultural real estate	119	50	—	169	422,219	1,439	423,827
Residential real estate	1,037	445	—	1,482	371,982	6,877	380,341
Consumer	2,382	1,366	—	3,748	324,005	2,802	330,555
Total gross loans and leases receivable held to maturity	$6,306	$2,020	$—	$8,326	$3,844,467	$25,070	$3,877,863

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present, for impaired loans not covered by loss share agreements and by category of loan, the unpaid principal balance that was contractually due at December 31, 2015, and December 31, 2014, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2015, and December 31, 2014, any related allowance recorded for those loans as of December 31, 2015, and December 31, 2014, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2015, and December 31, 2014, and the interest income recognized on the impaired loans during the year ended December 31, 2015, and year ended December 31, 2014, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2015
Impaired loans with a related allowance:
Commercial	$1,192	$1,160	$471	$524	$12
Commercial real estate	2,697	2,697	698	2,539	19
Total commercial and commercial real estate	3,889	3,857	1,169	3,063	31
Agricultural and agricultural real estate	—	—	—	2,823	—
Residential real estate	2,210	2,125	393	2,524	16
Consumer	3,111	3,111	1,206	2,877	33
Total loans held to maturity	$9,210	$9,093	$2,768	$11,287	$80
Impaired loans without a related allowance:
Commercial	$5,784	$5,759	$—	$7,511	$515
Commercial real estate	46,099	42,745	—	38,444	1,395
Total commercial and commercial real estate	51,883	48,504	—	45,955	1,910
Agricultural and agricultural real estate	4,612	4,612	—	2,287	175
Residential real estate	15,802	15,665	—	10,186	145
Consumer	2,347	2,347	—	2,403	38
Total loans held to maturity	$74,644	$71,128	$—	$60,831	$2,268
Total impaired loans held to maturity:
Commercial	$6,976	$6,919	$471	$8,035	$527
Commercial real estate	48,796	45,442	698	40,983	1,414
Total commercial and commercial real estate	55,772	52,361	1,169	49,018	1,941
Agricultural and agricultural real estate	4,612	4,612	—	5,110	175
Residential real estate	18,012	17,790	393	12,710	161
Consumer	5,458	5,458	1,206	5,280	71
Total impaired loans held to maturity	$83,854	$80,221	$2,768	$72,118	$2,348

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2014
Impaired loans with a related allowance:
Commercial	$780	$780	$754	$5,594	$19
Commercial real estate	7,356	7,322	636	5,931	303
Total commercial and commercial real estate	8,136	8,102	1,390	11,525	322
Agricultural and agricultural real estate	3,317	3,317	52	3,966	104
Residential real estate	2,412	2,244	442	3,398	12
Consumer	2,799	2,799	813	4,053	19
Total loans held to maturity	$16,664	$16,462	$2,697	$22,942	$457
Impaired loans without a related allowance:
Commercial	$4,913	$3,746	$—	$3,499	$101
Commercial real estate	32,708	28,449	—	24,522	1,172
Total commercial and commercial real estate	37,621	32,195	—	28,021	1,273
Agricultural and agricultural real estate	3,961	1,732	—	3,308	13
Residential real estate	8,200	7,991	—	6,267	110
Consumer	3,350	3,344	—	1,870	127
Total loans held to maturity	$53,132	$45,262	$—	$39,466	$1,523
Total impaired loans held to maturity:
Commercial	$5,693	$4,526	$754	$9,093	$120
Commercial real estate	40,064	35,771	636	30,453	1,475
Total commercial and commercial real estate	45,757	40,297	1,390	39,546	1,595
Agricultural and agricultural real estate	7,278	5,049	52	7,274	117
Residential real estate	10,612	10,235	442	9,665	122
Consumer	6,149	6,143	813	5,923	146
Total impaired loans held to maturity	$69,796	$61,724	$2,697	$62,408	$1,980

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

On November 30, 2015, Heartland acquired Premier Valley Bank in Fresno, California. As of November 30, 2015, Premier Valley Bank had loans of $400.5 million, and the estimated fair value of the loans acquired was $389.8 million.

The acquisitions of Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., First Scottsdale Bank, N.A. and Premier Valley Bank were accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination, which include loans purchased in the Community Bank & Trust acquisition, are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

At December 31, 2015, the carrying amount of the loans acquired with the acquisitions in 2015 consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	December 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$—	$159,393	$159,393
Commercial real estate	7,716	494,010	501,726
Agricultural and agricultural real estate	—	2,985	2,985
Residential real estate	—	85,549	85,549
Consumer loans	—	33,644	33,644
Total Covered Loans	$7,716	$775,581	$783,297

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the year ended December 31, 2015, are presented in the table below, in thousands:

Balance at December 31, 2014	$—
Original yield discount, net, at date of acquisitions	602
Accretion	(196)
Reclassification from nonaccretable difference (1)	151
Balance at December 31, 2015	$557

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired in the acquisitions was $18.1 million and the estimated fair value of the loans was $11.5 million. At December 31, 2015, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. At December 31, 2015, there was an allowance for loan and lease losses of $81,000 and provision expense of $81,000 was recorded for the year ended December 31, 2015, related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $955.5 million and the estimated fair value of the loans was $927.5 million.

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

At the date of acquisition, the acquired loans and other real estate owned were covered by a loss share agreement for non-residential loans and a loss share agreement for residential real estate. Effective October 1, 2014, loans subject to the non-residential loss sharing agreement with the FDIC were no longer covered by loss sharing agreements. Heartland reached a buyout agreement with the FDIC related to these loans in the third quarter of 2015. As a result, Heartland no longer has any loans subject to loss share agreements.
Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2015 and 2014, were as follows, in thousands:

	2015	2014
Balance at beginning of year	$135,599	$113,604
Advances	54,197	84,348
Repayments	(48,331)	(62,353)
Balance at end of year	$141,465	$135,599

SIX
ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 were as follows, in thousands:

	2015	2014	2013
Balance at beginning of year	$41,449	$41,685	$38,715
Provision for loan and lease losses	12,697	14,501	9,697
Recoveries on loans and leases previously charged-off	3,553	3,990	4,820
Loans and leases charged-off	(9,014)	(18,727)	(11,547)
Balance at end of year	$48,685	$41,449	$41,685

Changes in the allowance for loan and lease losses by loan category for the years ended December 31, 2015, and December 31, 2014, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449
Charge-offs	(1,887)	(1,368)	(551)	(241)	(4,967)	(9,014)
Recoveries	1,167	1,200	32	183	971	3,553
Provision	4,906	3,802	1,111	(1,749)	4,627	12,697
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2013	$13,099	$14,152	$2,992	$3,720	$7,722	$41,685
Charge-offs	(8,749)	(2,889)	(2,251)	(342)	(4,496)	(18,727)
Recoveries	753	2,290	11	148	788	3,990
Provision	6,806	2,345	2,543	215	2,592	14,501
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449

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

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2015, and December 31, 2014, were as follows, in thousands:

	2015	2014
Land and land improvements	$39,235	$36,186
Buildings and building improvements	132,579	114,824
Furniture and equipment	63,284	56,247
Total	235,098	207,257
Less accumulated depreciation	(88,839)	(76,544)
Premises, furniture and equipment, net	$146,259	$130,713

Depreciation expense on premises, furniture and equipment was $8.9 million, $8.4 million and $7.7 million for 2015, 2014 and 2013, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $97.9 million at December 31, 2015, and $35.6 million at December 31, 2014.

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

Heartland recorded $213,000 of goodwill in connection with the acquisition of Community Bancorporation of New Mexico, Inc., the holding company for Community Bank & Trust, based in Santa Fe, New Mexico on August 21, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $1.7 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded $2.5 million of goodwill in connection with the acquisition of First Scottsdale Bank, N.A., based in Scottsdale, Arizona on September 11, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $357,000 that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

Heartland recorded $41.0 million of goodwill in connection with the acquisition of Premier Valley Bank, based in Fresno, California on November 30, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $8.0 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes. In addition, Heartland recognized commercial servicing rights of $616,000.

Goodwill related to the Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., First Scottsdale Bank, N.A. and Premier Valley Bank resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2015, and December 31, 2014, are presented in the table below, in thousands:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$37,118	$15,460	$21,658	$21,069	$12,525	$8,544
Mortgage servicing rights	45,744	15,430	30,314	37,825	12,841	24,984
Customer relationship intangible	1,177	815	362	1,177	773	404
Commercial servicing rights	5,685	1,074	4,611	—	—	—
Total	$89,724	$32,779	$56,945	$60,071	$26,139	$33,932

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Year ending December 31,
2016	$3,936	$7,579	$41	$980	$12,536
2017	3,602	6,496	40	939	11,077
2018	3,187	5,413	39	843	9,482
2019	2,788	4,331	38	645	7,802
2020	2,419	3,248	37	439	6,143
Thereafter	5,726	3,247	167	765	9,905
Total	$21,658	$30,314	$362	$4,611	$56,945

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2015. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.06 billion and $3.50 billion as of December 31, 2015, and December 31, 2014, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $19.2 million and $15.2 million as of December 31, 2015, and December 31, 2014, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $40.9 million and $34.2 million at December 31, 2015, and December 31, 2014, respectively.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both December 31, 2015, and December 31, 2014, no valuation allowance was required for any of the tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.65% and 11.40% for the valuations for December 31, 2015, and December 31, 2014, respectively. The discount rate was 9.25% and 9.20% for the valuations for December 31, 2015, and December 31, 2014, respectively. The capitalization rate for 2015 ranged from 0.65 to 1.38 basis points and for 2014 from 0.75 to 1.39 basis points. Fees collected for the servicing of mortgage loans for others were $10.7 million, $8.8 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2015, and December 31, 2014:

	2015	2014
Balance at January 1	$24,984	$21,788
Originations	13,930	8,618
Amortization	(8,600)	(5,422)
Balance at December 31	$30,314	$24,984
Fair value of mortgage servicing rights	$40,880	$34,219
Mortgage servicing rights, net to servicing portfolio	0.75%	0.71%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. Heartland also acquired a commercial servicing rights portfolio with the Premier Valley Bank transaction that closed on November 30, 2015. The commercial servicing rights portfolios are maintained as separate portfolios. The commercial servicing portfolio is comprised of loans serviced for the Small Business Administration and United States Department of Agriculture, which totaled $185.8 million as of December 31, 2015. Fees collected for the servicing of commercial loans for others were $616,000 for the year ended December 31, 2015.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates was 7.33% and 8.10% for the portfolio valuations as of December 31, 2015. The discount rate range was 12.35% and 13.49% for the December 31, 2015, valuations. The capitalization rate for 2015 ranged from 1.80 to 4.45 basis points. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $4.9 million as of December 31, 2015.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2015:

Balance at January 1, 2015	$—
Originations	815
Amortization	(1,075)
Purchased commercial servicing rights	4,871
Balance at December 31, 2015	$4,611
Fair value of commercial servicing rights	$4,902
Commercial servicing rights, net to servicing portfolio	2.48%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount. At December 31, 2015, no valuation allowance was required for any of Heartland's servicing rights.

NINE
DEPOSITS

At December 31, 2015, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2016	$811,413
2017	136,927
2018	60,085
2019	66,499
2020	35,245
Thereafter	14,034
$1,124,203

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2015, and December 31, 2014, were $483.2 million and $327.1 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2015, and December 31, 2014 were $316.3 million and $180.9 million.

Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013, was as follows, in thousands:

	2015	2014	2013
Savings and money market accounts	$6,612	$8,042	$6,674
Time certificates of deposit in denominations of $100,000 or more	3,152	3,474	4,403
Other time deposits	5,766	6,638	8,891
Interest expense on deposits	$15,530	$18,154	$19,968

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2015, and 2014, were as follows, in thousands:

	2015	2014
Securities sold under agreement to repurchase	$253,673	$240,214
Federal funds purchased	14,125	14,050
Advances from the FHLB	11,100	76,000
Notes payable to unaffiliated banks	15,000	—
Total	$293,898	$330,264

At both December 31, 2015, and December 31, 2014, Heartland had one credit line with an unaffiliated bank with revolving borrowing capacity of $20.0 million. A balance of $15.0 million and $0 was outstanding at December 31, 2015 and 2014, respectively. Heartland also entered into a credit facility with the same unaffiliated bank in 2015 that provides borrowing capacity up to $50.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. The credit facility is non-revolving at a rate of 2.75% over LIBOR, and any outstanding balance is due on November 30, 2016. There was no outstanding balance on the credit facility at December 31, 2015, other than the amortizing term loan discussed in Note 11.

The agreement with the lender of the revolving credit line of $20.0 million, the non-revolving $41.1 million credit facility and the term loan described in Note 11 contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2015 and 2014:

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

All retail repurchase agreements as of December 31, 2015 and 2014 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2015, December 31, 2014, and December 31, 2013, were as follows, in thousands:

	2015	2014	2013
Maximum month-end balance	$477,918	$420,494	$408,756
Average month-end balance	330,134	307,470	274,352
Weighted average interest rate for the year	0.25%	0.28%	0.31%
Weighted average interest rate at year-end	0.15%	0.19%	0.19%

Dubuque Bank and Trust Company and Morrill & Janes Bank and Trust Company are participants in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago and the Federal Reserve Bank of Kansas City, respectively, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program were collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $52.0 million at December 31, 2015, and $73.0 million at December 31, 2014. Advances collateralized by a portion of Morrill & Janes Bank and Trust Company's commercial loan portfolio were $31.2 million at December 31, 2015, and $30.0 million at December 31, 2014. There were no borrowings under the Discount Window Program outstanding at year-end 2015 and 2014.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2015 and 2014, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2015	2014
Advances from the FHLB; weighted average call dates at December 31, 2015 and 2014 were February 2018 and July 2015, respectively; and weighted average interest rates were 1.78% and 2.35%, respectively	$17,242	$109,830
Wholesale repurchase agreements; weighted average call dates at December 31, 2015 and 2014 were May 2016 and May 2015, respectively; and weighted average interest rates were 3.76% and 3.62%, respectively	30,000	45,000
Trust preferred securities	114,877	124,868
Senior notes	16,000	29,500
Note payable to unaffiliated bank	8,947	10,369
Contracts payable for purchase of real estate and other assets	2,434	2,541
Subordinated notes	73,714	73,597
Total	$263,214	$395,705

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $9.6 million and $12.0 million at December 31, 2015 and 2014, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $2.10 billion at December 31, 2015, and $1.48 billion at December 31, 2014. At December 31, 2015, Heartland had $849.3 million of remaining FHLB borrowing capacity.

Heartland has entered into various wholesale repurchase agreements, which had balances totaling $30.0 million and $45.0 million at December 31, 2015 and 2014, respectively. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2015, were as follows, in thousands:

	Amount	Interest Rate as of 12/31/15		Issue Date	Maturity Date	Callable Date
Counterparty:
Citigroup Global Markets	$20,000	3.61%	(1)	04/17/2008	04/17/2018	04/17/2016
Barclays Capital	10,000	4.07%	(2)	07/01/2008	07/01/2018	07/01/2016
	$30,000

(1) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.
(2) Interest rate is fixed through maturity date.

At December 31, 2015, Heartland had eight wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes one wholly-owned trust subsidiary acquired with the Community Banc-Corp. of Sheboygan, Inc., acquisition and one wholly-owned trust subsidiary acquired with the Community Bancorporation of New Mexico, Inc. acquisition. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $161,000 as of December 31, 2015. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding, excluding deferred issuance costs, as of December 31, 2015, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/15(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	2.75% over LIBOR	3.28%	(2)	03/17/2034	03/17/2016
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.65%	(3)	04/07/2036	04/07/2016
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	(4)	09/15/2037	03/15/2016
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	1.89%	(5)	09/01/2037	06/01/2016
Morrill Statutory Trust I	8,712	3.25% over LIBOR	3.85%	(6)	12/26/2032	03/26/2016
Morrill Statutory Trust II	8,309	2.85% over LIBOR	3.38%	(7)	12/17/2033	12/17/2016
Sheboygan Statutory Trust I	6,177	2.95% over LIBOR	3.48%		9/17/2033	3/17/2016
CBNM Capital Trust I	4,209	3.25% over LIBOR	3.76%		12/15/2034	3/15/2016
	$115,038

(1) Effective weighted average interest rate as of December 31, 2015, was 4.97% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2015, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2015, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2015, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2015, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2015, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $114.9 million and $125.1 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2015 and 2014, respectively.

Heartland elected to redeem Statutory Trust III, and notice was given to the trustee on February 2, 2015. The redemption occurred on March 31, 2015. No early redemption fees were incurred.

Between 2010 and 2012, Heartland completed private debt offerings of its senior notes. The notes were sold in a private placement to various accredited investors. The senior notes are unsecured and bear interest at 5% per annum payable quarterly. During 2014 and 2015, Heartland offered to prepay the senior notes, resulting in the prepayment of $1.0 million and $8.0 million of these senior notes as of December 31, 2015 and 2014, respectively.

Senior notes valued at $12.5 million matured in accordance with the maturity schedule on December 1, 2015. The maturity schedule of the remaining senior notes is such that $5.0 million will mature on February 1, 2017, $6.0 million on February 1, 2018, and $5.0 million on February 1, 2019. Total senior notes outstanding were $16.0 million as of December 31, 2015, and $29.5 million as of December 31, 2014.

On April 20, 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. At the time of origination, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $73.7 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2015. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $341,000 at December 31, 2015. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2015, for other borrowings follow in the table below, in thousands. Callable FHLB advances and wholesale repurchase agreements are included in the table at their call date.

2016	$52,605
2017	4,960
2018	6,211
2019	5,658
2020	1,646
Thereafter	192,134
Total	$263,214

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $5.3 million of cash as collateral at both December 31, 2015, and December 31, 2014. Heartland's counterparties were required to pledge $79,000 at December 31, 2015, and $0 at December 31, 2014, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2015, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $2.2 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.2 million.

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

Heartland entered into three forward-starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable interest rate subordinated debentures to fixed interest rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2015, and December 31, 2014, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2015
Interest rate swap	$8,947	$(57)	Other Liabilities	3.152%	5.140%	04/20/2016
Interest rate swap	25,000	(713)	Other Liabilities	0.526%	2.255%	03/17/2021
Interest rate swap	20,000	(600)	Other Liabilities	0.414%	3.220%	03/01/2017
Interest rate swap	20,000	(1,582)	Other Liabilities	0.323%	3.355%	01/07/2020
Interest rate swap	10,000	(83)	Other Liabilities	0.603%	1.674%	03/26/2019
Interest rate swap	10,000	(83)	Other Liabilities	0.526%	1.658%	03/18/2019
Interest rate swap (1)	20,000	(146)	Other Liabilities	—%	2.390%	06/15/2024
Interest rate swap (2)	20,000	(176)	Other Liabilities	—%	2.352%	03/01/2024

December 31, 2014
Interest rate swap	$10,369	$(248)	Other Liabilities	2.915%	5.140%	04/20/2016
Interest rate swap	25,000	(534)	Other Liabilities	0.243%	2.255%	03/17/2014
Interest rate swap	20,000	(1,046)	Other Liabilities	0.234%	3.220%	03/01/2017
Interest rate swap	20,000	(1,748)	Other Liabilities	0.232%	3.355%	01/07/2020
Interest rate swap	10,000	(35)	Other Liabilities	0.255%	1.674%	03/26/2019
Interest rate swap	10,000	(35)	Other Liabilities	0.243%	1.658%	03/18/2019

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2015, and December 31, 2014, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2015
Interest rate swap	$191	Interest Expense	$(217)	Other Income	$—
Interest rate swap	(179)	Interest Expense	(500)	Other Income	—
Interest rate swap	446	Interest Expense	(597)	Other Income	—
Interest rate swap	166	Interest Expense	(628)	Other Income	—
Interest rate swap	(48)	Interest Expense	(141)	Other Income	—
Interest rate swap	(48)	Interest Expense	(139)	Other Income	—
Interest rate swap	(146)	Interest Expense	—	Other Income	—
Interest rate swap	(176)	Interest Expense	—	Other Income	—
December 31, 2014
Interest rate swap	$209	Interest Expense	$(252)	Other Income	$—
Interest rate swap	(534)	Interest Expense	(386)	Other Income	—
Interest rate swap	461	Interest Expense	(604)	Other Income	—
Interest rate swap	(161)	Interest Expense	(632)	Other Income	—
Interest rate swap	(35)	Interest Expense	(110)	Other Income	—
Interest rate swap	(35)	Interest Expense	(109)	Other Income	—
Interest rate swap	146	Interest Expense	(146)	Other Income	—

Fair Value Hedges
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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receives a variable interest rate from the same counterparty based on one month LIBOR plus 0.88% calculated on a notional amount of $13.8 million. The swap is designated as a fair value hedge and did not have a material impact on the consolidated balance sheets as of December 31, 2015, or consolidated statements of income for the twelve month period ended December 31, 2015. Heartland was required to pledge $784,000 of cash as collateral as of December 31, 2015. The swap was recorded in other liabilities with a fair value of $621,000 as of December 31, 2015.

Embedded Derivatives
Heartland acquired fixed rate loans with embedded derivatives in the Premier Valley Bank transaction during the fourth quarter of 2015. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2015
Fair value of assets	$15,020	$1,574	Other assets	Other noninterest income	$—

Back-to-Back Loan Swaps
During 2015, Heartland began entering into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2015, Heartland did not have any cash posted as collateral related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statement of income, and for the year ended December 31, 2015, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2015
Receive fixed-pay floating interest rate swap	$15,782	$663	Other Assets	5.08%	3.07%
Pay fixed-receive floating interest rate swap	15,782	(663)	Other Liabilities	3.07%	5.08%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction in the fourth quarter of 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities with changes in the fair value recorded as a component of noninterest income.

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2015, and December 31, 2014, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2015
Interest rate lock commitments (mortgage)	$99,665	$3,168	Other Assets
Forward commitments	118,378	523	Other Assets
Forward commitments	136,709	(315)	Other Liabilities
Undesignated interest rate swaps	50,975	(3,677)	Other Liabilities
December 31, 2014
Interest rate lock commitments (mortgage)	$74,863	$2,496	Other Assets
Forward commitments	88,484	275	Other Assets
Forward commitments	218,337	(1,619)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2015, and December 31, 2014, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2015
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$288
Forward commitments	Gains on Sale of Loans Held for Sale	1,552
Undesignated interest rate swaps	Other noninterest income	246
December 31, 2014
Interest rate lock commitments (mortgage)	Gains on Sale of Loans Held for Sale	$2,422
Forward commitments	Gains on Sale of Loans Held for Sale	(2,417)

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows, in thousands:

	2015	2014	2013
Current:
Federal	$13,697	$5,833	$5,025
State	5,080	3,633	2,549
Total current	$18,777	$9,466	$7,574
Deferred:
Federal	$1,118	$2,703	$2,447
State	1,003	927	314
Total deferred	$2,121	$3,630	$2,761
Total income tax expense	$20,898	$13,096	$10,335

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $676,000, $124,000, and $98,000 in 2015, 2014, and 2013 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2015 and 2014, were as follows, in thousands:

	2015	2014
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$2,730	$—
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	1,094	1,162
Securities	359	35
Allowance for loan and lease losses	18,841	15,346
Deferred compensation	8,772	6,384
Organization and acquisitions costs	473	366
Net operating loss carryforwards	13,467	5,149
Non-accrual loan interest	746	691
OREO write-downs	1,968	1,106
Rehab tax credit projects	5,192	3,547
Mortgage repurchase obligation	340	330
Self-funded health plan	603	578
Other	1,352	183
Gross deferred tax assets	55,937	34,877
Valuation allowance	(9,050)	(6,333)
Total deferred tax assets	$46,887	$28,544

Deferred tax liabilities:
Tax effect of net unrealized gain on securities available for sale reflected in stockholders’ equity	$—	$(2,427)
Premises, furniture and equipment	(9,375)	(8,569)
Tax bad debt reserves	(18)	(21)
Purchase accounting	(4,498)	(5,787)
Prepaid expenses	(301)	(514)
Mortgage servicing rights	(13,441)	(10,355)
Deferred loan fees	(2,257)	(1,267)
Other	(414)	(375)
Gross deferred tax liabilities	$(30,304)	$(29,315)
Net deferred tax asset (liability)	$16,583	$(771)

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income. In 2013, Heartland had a federal low-income housing tax credit carryforward of $212,000, and an alternative minimum tax ("AMT") credit carryforward of $467,000, both of which were utilized on Heartland's federal income tax return for 2014.

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $24.0 million at December 31, 2015, and $5.4 million at December 31, 2014. The associated deferred tax asset was $8.4 million at December 31, 2015, and $1.8 million at December 31, 2014. These net carryforwards expire during the period from December 31, 2027, through December 31, 2035, and are subject to an annual limitation of approximately $2.6 million. Net operating loss carryforwards for state income tax purposes were approximately $90.6 million at December 31, 2015, and $59.9 million at December 31, 2014. The associated deferred tax asset, net of federal tax, was $5.1 million at December 31, 2015, and $3.3 million at December 31, 2014. These carryforwards have begun to expire and will continue to do so until December 31, 2036.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $4.0 million at December 31, 2015, and $3.1 million at December 31, 2014. During both 2015 and 2014, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $5.1 million at December 31, 2015, and $3.4 million at December 31, 2014.

Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, Heartland gave consideration to a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows, in thousands:

	2015	2014	2013
Computed "expected" tax on net income	$28,329	$19,249	$16,493
Increase (decrease) resulting from:
Nontaxable interest income	(6,293)	(6,246)	(5,622)
State income taxes, net of federal tax benefit	3,954	2,964	1,861
Tax credits	(5,975)	(3,819)	(1,696)
Valuation allowance	1,525	853	209
Other	(642)	95	(910)
Income taxes	$20,898	$13,096	$10,335
Effective tax rates	25.8%	23.8%	21.9%

Heartland's income taxes included federal historic rehabilitation tax credits totaling $5.4 million during 2015, $3.1 million during 2014 and $898,000 during 2013. Additionally, investments in certain low-income housing partnerships totaled $10.4 million at December 31, 2015, $4.0 million at December 31, 2014, and $4.3 million at December 31, 2013. These investments generated federal low-income housing tax credits of $581,000 for the year ended December 31, 2015, $755,000 for the year ended December 31, 2014, and $798,000 for the year ended December 31, 2013. These investments are expected to generate federal low-income housing tax credits of approximately $1.2 million for 2016 through 2018, $1.1 million for 2019, $777,000 for 2020, $536,000 for 2021 through 2023, $235,000 for 2024 and $30,000 for 2025.

On December 31, 2015, the amount of unrecognized tax benefits was $715,000, including $95,000 of accrued interest and penalties. On December 31, 2014, the amount of unrecognized tax benefits was $706,000, including $101,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2015 and 2014, follows, in thousands:

	2015	2014
Balance at January 1	$706	$779
Additions for tax positions related to the current year	92	71
Additions for tax positions related to prior years	118	37
Reductions for tax positions related to prior years	(201)	(181)
Balance at December 31	$715	$706

The tax years ended December 31, 2012, and later remain subject to examination by the Internal Revenue Service. During the fourth quarter of 2015, an income tax review by the Internal Revenue Service for the tax year 2014 was initiated on Community Bancorporation of New Mexico, Inc., for which Heartland has received a verbal indication that a no change letter will be issued. For state purposes, the tax years ended December 31, 2011, and later remain open for examination. During 2015, an income tax review was completed by the Illinois Department of Revenue for the years 2010 and 2011, which resulted in a net tax payment of $29,000. During 2014, an income tax review was completed by the Colorado Department of Revenue for the years 2008 through 2011, which resulted in a net tax payment of $104,000. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $3.5 million, $2.9 million, and $2.6 million for 2015, 2014 and 2013, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2015, 2014, and 2013. Costs charged to operating expenses with respect to the matching contributions were $2.7 million, $2.1 million, and $1.9 million for 2015, 2014, and 2013, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2015 for all non-cancelable leases were as follows, in thousands:

2016	$5,116
2017	4,025
2018	3,483
2019	3,024
2020	2,678
Thereafter	18,593
$36,919

Rental expense for premises and equipment leased under operating leases was $6.0 million, $5.5 million, and $4.4 million for 2015, 2014 and 2013, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. Occupancy expense is presented net of rental income of $640,000, $503,000, and $505,000 for 2015, 2014 and 2013, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015, and December 31, 2014, commitments to extend credit aggregated $1.56 billion and $1.42 billion, respectively, and standby letters of credit aggregated $55.4 million and $38.9 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $850,000 at both December 31, 2015, and December 31, 2014.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2015, and December 31, 2014, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $89,000 and $44,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2015, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012, replaced Heartland's 2005 Long-Term Incentive Plan. At December 31, 2015, 277,658 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

FASB ASC Topic 718, "Compensation-Stock Compensation" requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes model.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2015, 2014 and 2013. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of common stock. A summary of the status of Heartland's common stock options as of December 31, 2015, 2014 and 2013, and changes during the years ended December 31, 2015, 2014 and 2013, follows:

	2015		2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	215,851	$23.85	261,936	$23.60	377,907	$22.62
Granted	—	—	—	—	—	—
Exercised	(86,651)	23.49	(24,334)	20.20	(96,921)	19.73
Forfeited	(3,250)	23.51	(21,751)	24.97	(19,050)	23.79
Outstanding at December 31	125,950	$24.08	215,851	$23.85	261,936	$23.60
Options exercisable at December 31	125,950	$24.08	215,851	$23.85	261,936	$23.60

At December 31, 2015, the vested options have a weighted average remaining contractual life of 1.28 years. The intrinsic value for the vested options as of December 31, 2015, was $917,000. The intrinsic value for the total of all options exercised during year ended December 31, 2015, was $886,000. No shares under stock options vested during the year ended December 31, 2015. Total compensation costs recorded for stock options were $0, $0, and $10,000 for 2015, 2014 and 2013, respectively.

Cash received from options exercised for the year ended December 31, 2015, was $2.0 million, with a related tax benefit of $676,000. Cash received from options exercised for the year ended December 31, 2014, was $491,000, with a related tax benefit of $124,000.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units (“RSUs”). On January 20, 2015, the Compensation Committee granted time-based RSUs with respect to 78,220 shares of common stock, and on March 11, 2014, the Compensation Committee granted time-based RSUs with respect to 67,190 shares of common stock. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future based on specific vesting conditions, vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date, will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs vest upon a "qualified retirement" (as defined in the RSU agreement), and the retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the year ended December 31, 2015, 22,648 RSUs were granted to these participants in the Plan. During the years ended December 31, 2014 and 2013, 31,725 and 13,100 RSUs, respectively, were granted in connection with employment agreements or to board members. The related compensation expense recorded for these grants was $665,000, $442,000, and $127,000 for the respective years.

A summary of the status of RSUs as of December 31, 2015, 2014 and 2013, and changes during the years ended December 31, 2015, 2014, and 2013, follows:

	2015		2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	396,555	$21.48	353,070	$18.48	348,897	$15.75
Granted	139,943	28.90	131,560	26.71	126,685	26.92
Vested	(152,981)	18.54	(73,554)	16.65	(43,388)	17.00
Forfeited	(30,322)	23.38	(14,521)	20.48	(79,124)	20.79
Outstanding at December 31	353,195	$25.53	396,555	$21.48	353,070	$18.48

The total fair value of shares under RSUs that vested during the year ended December 31, 2015, was $4.3 million. Total compensation costs recorded for RSUs were $2.6 million, $2.9 million and $1.7 million, for 2015, 2014 and 2013, respectively. As of December 31, 2015, there were $2.9 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2019.

Employee Stock Purchase Plan
Heartland maintained an employee stock purchase plan (the “ESPP”), adopted in 2006, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. A maximum of 500,000 shares was available for purchase under the ESPP. For the year ended December 31, 2015, 28,788 shares were purchased under the ESPP. For the year ended December 31, 2014, 21,679 shares were purchased under the ESPP. For the year ended December 31, 2013, 23,239 shares were purchased under the ESPP. Under ASC Topic 718, compensation expense related to the ESPP of $58,000 was recorded in 2015, $32,000 was recorded in 2014, and $194,000 was recorded in 2013 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

SEVENTEEN
STOCKHOLDER RIGHTS PLAN

Heartland adopted an Amended and Restated Rights Agreement (the "Extended Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The primary purpose of the Extended Rights Plan was to extend the term of the Rights Agreement dated as of June 7, 2002, for an additional ten years and to expand the definition of beneficial owners to include certain forms of indirect ownership. Under the terms of the Extended Rights Plan, a preferred share purchase right (a "Right") is automatically issued with each outstanding share of Heartland common stock and, unless redeemed or unless there is a Distribution Date, as defined below, the Rights trade with the shares of common stock until expiration of the Plan on January 17, 2022. Each Right entitles the holder to purchase from Heartland one-thousandth of a share of Series A Junior Participating Preferred Stock, $1.00 value (the "Preferred Stock"), at a price of $70.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment (the "Purchase Price"). The Rights are not currently exercisable, and will not become exercisable until a Distribution Date.

The Preferred Stock has a preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the dividend declared on one share of common stock, a preference over common stock in liquidation equal to the greater of $1,000 per share or 1,000 times the payment made on one share of common stock, 1,000 votes per share voting together with the common stock, customary anti-dilution provisions and other rights that approximate the rights of one share of common stock.

The Rights separate from the common stock and become exercisable only on the tenth day (the "Distribution Date") following the earlier of (i) a public announcement that a person or group of affiliated or associated persons (subject to certain exclusions, “Acquiring Persons”) has commenced an offer to acquire “beneficial ownership” of 15% or more of Heartland's outstanding common stock, or (ii) actual acquisition of this level of beneficial ownership.

If any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights that were or are beneficially owned by the Acquiring Person (which will thereafter be void), will have the right to receive upon exercise that number of shares of common stock having a market value of two times the Purchase Price.

In 2002, when the Rights Plan was originally created, Heartland designated 16,000 shares, par value $1.00 per share, of Series A Junior Participating preferred stock. There are no shares issued and outstanding, and Heartland does not anticipate issuing any shares of Series A Junior Participating preferred stock, except as may be required under the Extended Rights Plan.

EIGHTEEN
CAPITAL ISSUANCE AND REDEMPTION

Series C Preferred Stock
On September 15, 2011, Heartland entered into a Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury ("Treasury"), pursuant to which Heartland issued and sold to Treasury 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C ("Series C Preferred Stock"), having a liquidation preference of $1,000 per share (the "Series C Liquidation Amount"), for aggregate proceeds of $81.7 million. The issuance was made pursuant to the Small Business Lending Fund ("SBLF"), a $30 billion fund established under the Small Business Jobs Act of 2010 that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series C Preferred Stock qualifies as Tier 1 capital for Heartland. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Series C Liquidation Amount of the outstanding Series C Preferred Stock and is based on changes in the level of Qualified Small Business Lending (“QSBL”). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5.00%. Because of increases in the QSBL, the dividend rate on Heartland's $81.7 million of Series C Preferred Stock declined from 5.00% to 2.00% for the first quarter of 2013 and was reduced to 1.00% through March 15, 2016. If the Series C Preferred Stock is not redeemed before that date, the dividend rate on the Series C Preferred Stock will increase to 9% on March 16, 2016 and remain at that rate until redeemed.

The Series C Preferred Stock is non-voting, except in limited circumstances. In the event that Heartland misses five dividend payments, whether or not consecutive, the holder of the Series C Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on Heartland's Board of Directors. In the event that Heartland misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate Series C Liquidation Amount is at least $25.0 million, then the holder of the Series C Preferred Stock will have the right to designate two directors to the Board of Directors of Heartland. Heartland may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Series C Liquidation Amount and the per share amount of any unpaid dividends for the then-current period, subject to any required prior approval by Heartland's primary federal banking regulator.

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

Series D Preferred Stock
Subsequent to December 31, 2015, and in connection with the acquisition of CIC Bancshares, Inc. on February 5, 2016, Heartland issued 3,000 shares of 7.0% Senior Non-Cumulative Perpetual Convertible Stock, Series D (the "Series D Preferred Stock") in exchange for 3,000 outstanding shares of 7.0% Senior Non-Cumulative Perpetual Convertible Stock, Series B, of CIC Bancshares, Inc.

Holders of the Series D Preferred Stock will be entitled to receive, in any liquidation, dissolution or winding up of Heartland, and before any payment to holders of Heartland common stock, a payment of $1,000 per share plus declared and unpaid dividends on the Series D Preferred Stock (the "Series D Liquidation Amount"). The right of holders of Series D Preferred Stock will rank on a par with the right of the U.S. Department of the Treasury to receive a payment of $1,000 per share plus declared and unpaid dividends on shares of Heartland’s Series C Fixed Rate Non-Cumulative Perpetual Preferred Stock issued in connection with financing obtained by Heartland from the SBLF.

Holders of Series D Preferred Stock will be entitled to non-cumulative dividends, if and when declared by the Heartland Board of Directors, at a rate of 7.0% of the Series D Liquidation Amount per annum, payable quarterly on February 15, May 15, August 15 and November 15 of each year. Heartland will be prohibited from paying any dividends on its common stock unless these non-cumulative dividends on the Series D Preferred Stock have been paid for the most recently completed dividend period.

Heartland may redeem the shares of Series D Preferred Stock, subject to regulatory approval, at any time on or after September 28, 2018, at a price equal to $1,000 per share plus accrued and unpaid dividends through the date fixed for redemption. The shares of Series D Preferred Stock are convertible, at the option of the holder, in whole or in part at any time into shares of Heartland common stock plus a contingent payment right. The number of shares of Heartland common stock currently deliverable upon conversion of each share of Series D Preferred Stock is 39.8883 shares.

The holders of Series D Preferred Stock will be entitled, with respect to each share of such stock, to the number of votes on all matters submitted by Heartland to a vote of holders of its common stock, as is equal to the number of shares of common stock into which each share of Series D Preferred Stock is convertible as of the record date for holders entitled to vote. The holders of Series D Preferred Stock will be entitled to vote as a separate class on such matters as are required by the Delaware General Corporation Law. Generally, these matters include any amendment to Heartland’s Certificate of Incorporation or the Certificate of Designation of the Series D Preferred Stock that would increase or decrease the number of authorized shares or par value of the Series D Preferred Stock, or that would change adversely the powers, preferences or special rights of the shares of Series D Preferred Stock.

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

Under the Basel III Capital Rules, which were effective January 1, 2015, bank holding companies became subject to a common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) ratio. In addition, the requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio changed from 3% for the most highly-rated banks and 4% for all others to 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio changed from 6% to 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained unchanged at 10%.

The Basel III Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories. Management believes, as of December 31, 2015 and 2014, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2015 and 2014, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2015 that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to Risk-Weighted Assets)
Consolidated	$812,568	13.74%	$473,282	8.00%	N/A
Dubuque Bank and Trust Company	149,699	11.92	100,489	8.00	125,612	10.00%
Illinois Bank & Trust	68,155	11.71	46,579	8.00	58,224	10.00
Wisconsin Bank & Trust	108,739	12.75	68,229	8.00	85,286	10.00
New Mexico Bank & Trust	108,878	11.18	77,944	8.00	97,430	10.00
Arizona Bank & Trust	54,026	12.66	34,141	8.00	42,677	10.00
Rocky Mountain Bank	48,543	12.14	31,989	8.00	39,987	10.00
Summit Bank & Trust	14,324	11.26	10,180	8.00	12,725	10.00
Minnesota Bank & Trust	19,129	11.14	13,740	8.00	17,175	10.00
Morrill & Janes Bank and Trust Company	78,265	11.58	54,057	8.00	67,571	10.00
Premier Valley Bank	59,729	12.29	38,572	8.00	48,215	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$683,706	11.56%	$354,980	6.00%	N/A
Dubuque Bank and Trust Company	139,487	11.10	75,367	6.00	100,489	8.00%
Illinois Bank & Trust	62,436	10.72	34,934	6.00	46,579	8.00
Wisconsin Bank & Trust	102,643	12.04	51,171	6.00	68,229	8.00
New Mexico Bank & Trust	101,174	10.38	58,458	6.00	77,944	8.00
Arizona Bank & Trust	50,608	11.86	25,606	6.00	34,141	8.00
Rocky Mountain Bank	45,255	11.32	23,992	6.00	31,989	8.00
Summit Bank & Trust	13,410	10.54	7,635	6.00	10,180	8.00
Minnesota Bank & Trust	17,621	10.26	10,305	6.00	13,740	8.00
Morrill & Janes Bank and Trust Company	72,387	10.71	40,543	6.00	54,057	8.00
Premier Valley Bank	59,144	12.27	28,929	6.00	38,572	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$487,132	8.23%	$266,324	4.50%	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Dubuque Bank and Trust Company	139,487	11.10	56,525	4.50	81,648	6.50%
Illinois Bank & Trust	62,436	10.72	26,201	4.50	37,846	6.50
Wisconsin Bank & Trust	102,643	12.04	38,379	4.50	55,436	6.50
New Mexico Bank & Trust	101,174	10.38	43,844	4.50	63,330	6.50
Arizona Bank & Trust	50,608	11.86	19,204	4.50	27,740	6.50
Rocky Mountain Bank	45,255	11.32	17,994	4.50	25,991	6.50
Summit Bank & Trust	13,410	10.54	5,726	4.50	8,271	6.50
Minnesota Bank & Trust	17,621	10.26	7,729	4.50	11,163	6.50
Morrill & Janes Bank and Trust Company	72,387	10.71	30,407	4.50	43,921	6.50
Premier Valley Bank	59,144	12.27	21,697	4.50	31,339	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$683,706	9.58%	$285,606	4.00%	N/A
Dubuque Bank and Trust Company	139,487	9.08	61,456	4.00	76,820	5.00%
Illinois Bank & Trust	62,436	8.10	30,820	4.00	38,525	5.00
Wisconsin Bank & Trust	102,643	9.48	43,312	4.00	54,141	5.00
New Mexico Bank & Trust	101,174	7.76	52,167	4.00	65,209	5.00
Arizona Bank & Trust	50,608	8.50	23,802	4.00	29,752	5.00
Rocky Mountain Bank	45,255	9.24	19,589	4.00	24,486	5.00
Summit Bank & Trust	13,410	8.67	6,190	4.00	7,738	5.00
Minnesota Bank & Trust	17,621	8.72	8,082	4.00	10,102	5.00
Morrill & Janes Bank and Trust Company	72,387	8.07	35,869	4.00	44,836	5.00
Premier Valley Bank	59,144	8.48	27,890	4.00	34,863	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Consolidated	$703,032	15.73%	$357,513	8.00%	N/A
Dubuque Bank and Trust Company	145,587	11.92	97,676	8.00	122,094	10.00%
Galena State Bank & Trust Co.	27,644	13.39	16,517	8.00	20,646	10.00
Illinois Bank & Trust	42,937	13.80	24,891	8.00	31,113	10.00
Wisconsin Bank & Trust	62,780	12.71	39,522	8.00	49,403	10.00
New Mexico Bank & Trust	97,742	13.04	59,953	8.00	74,941	10.00
Arizona Bank & Trust	51,287	14.57	28,151	8.00	35,189	10.00
Rocky Mountain Bank	47,848	12.78	29,958	8.00	37,447	10.00
Summit Bank & Trust	12,544	11.80	8,503	8.00	10,628	10.00
Minnesota Bank & Trust	15,267	12.43	9,823	8.00	12,279	10.00
Morrill & Janes Bank and Trust Company	65,224	12.02	43,417	8.00	54,271	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$578,564	12.95%	$178,757	4.00%	N/A
Dubuque Bank and Trust Company	136,178	11.15	48,838	4.00	73,257	6.00%
Galena State Bank & Trust Co.	26,111	12.65	8,258	4.00	12,387	6.00
Illinois Bank & Trust	39,721	12.77	12,445	4.00	18,668	6.00
Wisconsin Bank & Trust	57,551	11.65	19,761	4.00	29,642	6.00
New Mexico Bank & Trust	90,870	12.13	29,977	4.00	44,965	6.00
Arizona Bank & Trust	48,009	13.64	14,076	4.00	21,114	6.00
Rocky Mountain Bank	44,394	11.86	14,979	4.00	22,468	6.00
Summit Bank & Trust	11,213	10.55	4,251	4.00	6,377	6.00
Minnesota Bank & Trust	14,151	11.53	4,911	4.00	7,367	6.00
Morrill & Janes Bank and Trust Company	62,918	11.59	21,709	4.00	32,563	6.00
As of December 31, 2014
Tier 1 Capital (to Average Assets)
Consolidated	$578,564	9.75%	$237,316	4.00%	N/A
Dubuque Bank and Trust Company	136,178	9.50	57,359	4.00	71,699	5.00%
Galena State Bank & Trust Co.	26,111	8.97	11,648	4.00	14,560	5.00
Illinois Bank & Trust	39,721	8.02	19,820	4.00	24,775	5.00
Wisconsin Bank & Trust	57,551	8.85	26,018	4.00	32,523	5.00
New Mexico Bank & Trust	90,870	8.22	44,232	4.00	55,290	5.00
Arizona Bank & Trust	48,009	10.25	18,737	4.00	23,421	5.00
Rocky Mountain Bank	44,394	9.53	18,625	4.00	23,281	5.00
Summit Bank & Trust	11,213	8.44	5,317	4.00	6,647	5.00
Minnesota Bank & Trust	14,151	8.90	6,360	4.00	7,950	5.00
Morrill & Janes Bank and Trust Company	62,918	7.34	34,269	4.00	42,836	5.00
The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Bank Subsidiaries, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $229.0 million as of December 31, 2015, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $112.5 million as of December 31, 2015, under the capital requirements to remain well capitalized.

TWENTY
FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are only recorded at fair value to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, and December 31, 2014, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015, and December 31, 2014, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$25,766	$519	$25,247	$—
Mortgage-backed securities	1,242,702	—	1,240,663	2,039
Obligations of states and political subdivisions	295,982	—	295,982	—
Corporate debt securities	846	—	—	846
Equity securities	13,138	—	13,138	—
Derivative financial instruments (1)	2,237	—	2,237	—
Interest rate lock commitments	3,168	—	—	3,168
Forward commitments	523	—	523	—
Total assets at fair value	$1,584,362	$519	$1,577,790	$6,053
Liabilities
Derivative financial instruments (2)	$8,401	$—	$8,401	$—
Forward commitments	315	—	315	—
Total liabilities at fair value	$8,716	$—	$8,716	$—
December 31, 2014
Assets
Securities available for sale
U.S. government corporations and agencies	$24,093	$2,529	$21,564	$—
Mortgage-backed securities	1,219,266	—	1,214,319	4,947
Obligations of states and political subdivisions	153,426	—	153,426	—
Corporate debt securities	—	—	—	—
Equity securities	5,083	—	5,083	—
Derivative financial instruments (1)	—	—	—	—
Interest rate lock commitments	2,496	—	—	2,496
Forward commitments	275	—	275	—
Total assets at fair value	$1,404,639	$2,529	$1,394,667	$7,443
Liabilities
Derivative financial instruments (2)	$3,646	$—	$3,646	$—
Forward commitments	1,619	—	1,619	—
Total liabilities at fair value	$5,265	$—	$5,265	$—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$597	$—	$—	$597	$82
Commercial real estate	1,522	—	—	1,522	86
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,330	—	—	2,330	104
Consumer	1,905	—	—	1,905	—
Total collateral dependent impaired loans	$6,354	$—	$—	$6,354	$272
Other real estate owned	$11,524	$—	$—	$11,524	$5,520
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—

	Fair Value Measurements at December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$1,033	$—	$—	$1,033	$659
Commercial real estate	12,584	—	—	12,584	492
Agricultural and agricultural real estate	552	—	—	552	2,229
Residential real estate	3,173	—	—	3,173	—
Consumer	2,003	—	—	2,003	22
Total collateral dependent impaired loans	$19,345	$—	$—	$19,345	$3,402
Other real estate owned	$19,016	$—	$—	$19,016	$1,938
Premises, furniture and equipment held for sale	$—	$—	$—	$—	$—

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,039	Discounted cash flows	Pretax discount rate	7.50- 9.50%
			Actual defaults	22.20 - 33.55% (30.60%)
			Actual deferrals	10.75 - 21.82% (13.36%)
Corporate debt securities	846	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	3,168	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Other real estate owned	11,524	Modified appraised value	Disposal costs	(3)
			Third party appraisal	(3)
			Appraisal discounts	(3)
Collateral dependent impaired loans:
Commercial	597	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	1,522	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,330	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,905	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore, providing a range would not be meaningful. The weighted average closing ratio at December 31, 2015, was 86%.

(3) Third party appraisals are obtained regarding the underlying asset, but disclosure of the appraisal amounts would not provide meaningful information because the range will vary widely from loan to loan. Types of discounts considered included the age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, and therefore providing a range would not be meaningful.

	Fair Value at 12/31/14	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$4,947	Discounted cash flows	Pretax discount rate	7 - 9%
			Actual defaults	15.60 - 30.60% (24.50%)
			Actual deferrals	7.20 - 17.30% (12.90%)
Corporate debt securities	—	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	2,496	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Other real estate owned	19,016	Modified appraised value	Disposal costs	(3)
			Third party appraisal	(3)
			Appraisal discounts	(3)
Collateral dependent impaired loans:
Commercial	1,033	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	12,584	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	552	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,173	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	2,003	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

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

(3) Third party appraisals are obtained regarding the underlying asset, but disclosure of the appraisal amounts would not provide meaningful information because the range will vary widely from loan to loan. Types of discounts considered included the age of the appraisal, local market conditions, current condition of the property, and estimated sales costs. These discounts will also vary from loan to loan, and therefore providing a range would not be meaningful.

The changes in fair value of the Z-TRANCHE, a Level 3 asset that is measured at fair value on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2015	December 31, 2014
Balance at January 1,	$4,947	$3,298
Total gains (losses), net:
Included in earnings	(3,038)	—
Included in other comprehensive income	982	1,783
Purchases, issuances, sales and settlements:
Purchases	6	—
Sales	(736)	—
Settlements	(122)	(134)
Balance at period end,	$2,039	$4,947

The changes in fair value of the corporate debt securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2015	December 31, 2014
Balance at January 1,	$—	$—
Total gains (losses), net:
Included in earnings	—	—
Included in other comprehensive income	106	—
Purchases, issuances, sales and settlements:
Purchases	—	—
Acquired	740	—
Sales	—	—
Settlements	—	—
Balance at period end,	$846	$—

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2015	December 31, 2014
Balance at January 1,	$2,496	$1,809
Total gains (losses), net, included in earnings	288	2,422
Issuances	5,428	2,038
Settlements	(5,044)	(3,773)
Balance at period end,	$3,168	$2,496

Gains included in gains (losses) on sales of loans held for sale attributable to interest rate lock commitments held at December 31, 2015, and December 31, 2014, were $3.2 million and $2.5 million, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2015, and December 31, 2014, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the mortgage servicing rights, premises, furniture and equipment, goodwill and other intangibles and other liabilities.

Heartland does not believe that the estimated information presented below is representative of the earnings power or value of Heartland. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with either existing customer relationships or the ability of Heartland to create value through loan origination, obtaining deposits or fee generating activities. Many of the estimates presented below are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,799	$258,799	$258,799	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,578,434	1,578,434	519	1,575,030	2,885
Held to maturity	279,117	294,513	—	294,513	—
Other investments	21,443	21,443	—	21,208	235
Loans held for sale	74,783	74,783	—	74,783	—
Loans, net:
Commercial	1,262,612	1,257,355	—	1,256,758	597
Commercial real estate	2,305,908	2,304,716	—	2,303,194	1,522
Agricultural and agricultural real estate	468,533	469,485	—	469,485	—
Residential real estate	536,190	531,931	—	529,601	2,330
Consumer	379,558	382,579	—	380,674	1,905
Total Loans, net	4,952,801	4,946,066	—	4,939,712	6,354
Derivative financial instruments (1)	2,237	2,237	—	2,237	—
Interest rate lock commitments	3,168	3,168	—	—	3,168
Forward commitments	523	523	—	523	—
Financial liabilities:
Deposits
Demand deposits	1,914,141	1,914,141	—	1,914,141	—
Savings deposits	3,367,479	3,367,479	—	3,367,479	—
Time deposits	1,124,203	1,124,203	—	1,124,203	—
Short term borrowings	293,898	293,898	—	293,898	—
Other borrowings	263,214	281,271	—	281,271	—
Derivative financial instruments (2)	8,401	8,401	—	8,401	—
Forward commitments	315	315	—	315	—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps and free standing derivative instruments

			Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$73,871	$73,871	$73,871	$—	$—
Time deposits in other financial institutions	2,605	2,605	2,605	—	—
Securities:
Available for sale	1,401,868	1,401,868	2,529	1,394,392	4,947
Held to maturity	284,587	296,768	—	296,768	—
Other investments	20,498	20,498	—	20,263	235
Loans held for sale	70,514	70,514	—	70,514	—
Loans, net:
Commercial	1,024,065	1,009,802	—	1,008,769	1,033
Commercial real estate	1,690,899	1,699,722	—	1,687,138	12,584
Agricultural and agricultural real estate	420,623	423,968	—	423,416	552
Residential real estate	377,094	370,178	—	367,005	3,173
Consumer	323,873	330,211	—	328,208	2,003
Total Loans, net	3,836,554	3,833,881	—	3,814,536	19,345
Derivative financial instruments (1)	—	—	—	—	—
Interest rate lock commitments	2,496	2,496	—	—	2,496
Forward commitments	275	275	—	275	—
Financial liabilities:
Deposits
Demand deposits	1,295,193	1,295,193	—	1,295,193	—
Savings deposits	2,687,493	2,687,493	—	2,687,493	—
Time deposits	785,336	785,336	—	785,336	—
Short term borrowings	330,264	330,264	—	330,264	—
Other borrowings	396,255	401,978	—	401,978	—
Derivative financial instruments (2)	3,646	3,646	—	3,646	—
Forward commitments	1,619	1,619	—	1,619	—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps and free standing derivative instruments

Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value due to the short-term nature of these instruments.

Time Deposits in Other Financial Institutions — The carrying amount is a reasonable estimate of the fair value due to the short-term nature of these instruments.

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

TWENTY-ONE
SEGMENT REPORTING

Reportable segments include community banking and retail mortgage banking services. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information that is used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. Community banking involves making loans to, and generating deposits from, individuals and businesses in the markets where Heartland has banks. Retail mortgage banking involves the origination of residential loans and the subsequent sale of those loans to investors. The mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment is aimed at different markets and, accordingly, requires different technology and marketing strategies. The segment's most significant revenue and expense is non-interest income and non-interest expense, respectively. Heartland does not have other reportable operating segments. The accounting policies of the mortgage banking segment are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. All of Heartland's goodwill is associated with the community banking segment.

The following table presents the financial information from Heartland's operating segments for the years ending December 31, 2015, December 31, 2014, and December 31, 2013, in thousands.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2015
Net Interest Income	$228,422	$5,576	$233,998
Provision for loan losses	12,697	—	12,697
Total noninterest income	65,414	45,271	110,685
Total noninterest expense	201,063	49,983	251,046
Income (loss) before income taxes	$80,076	$864	$80,940

December 31, 2014
Net Interest Income	$200,394	$2,679	$203,073
Provision for loan losses	14,501	—	14,501
Total noninterest income	48,330	33,894	82,224
Total noninterest expense	172,392	43,408	215,800
Income (loss) before income taxes	$61,831	$(6,835)	$54,996

December 31, 2013
Net Interest Income	$161,452	$2,376	$163,828
Provision for loan losses	9,697	—	9,697
Total noninterest income	49,810	39,808	89,618
Total noninterest expense	150,767	45,794	196,561
Income before income taxes	$50,798	$(3,610)	$47,188

Segment Assets
December 31, 2015	$7,585,130	$109,624	$7,694,754
December 31, 2014	5,951,325	100,487	6,051,812
December 31, 2013	5,850,976	72,740	5,923,716

Average Loans
December 31, 2015	$4,466,528	$84,480	$4,551,008
December 31, 2014	3,679,908	64,922	3,744,830
December 31, 2013	2,939,856	76,577	3,016,433

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2015	2014
Assets:
Cash and interest bearing deposits	$85,327	$124,387
Securities available for sale	2,039	5,684
Other investments, at cost	235	235
Investment in subsidiaries	789,244	592,324
Other assets	26,102	18,722
Due from subsidiaries	6,000	6,000
Total assets	$908,947	$747,352
Liabilities and stockholders’ equity:
Short-term borrowings	$15,000	$—
Other borrowings	213,580	238,391
Accrued expenses and other liabilities	17,194	12,644
Total liabilities	245,774	251,035
Stockholders’ equity:
Preferred stock	81,698	81,698
Common stock	22,436	18,511
Capital surplus	216,436	95,816
Retained earnings	348,630	298,764
Accumulated other comprehensive income (loss)	(6,027)	1,528
Treasury stock	—	—
Total stockholders’ equity	663,173	496,317
Total liabilities and stockholders’ equity	$908,947	$747,352

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2015	2014	2013
Operating revenues:
Dividends from subsidiaries	$70,000	$47,485	$47,750
Securities gains, net	3,038	—	2,316
Gain (loss) on trading account securities	—	(38)	1,421
Other	712	640	726
Total operating revenues	73,750	48,087	52,213
Operating expenses:
Interest	12,996	10,052	9,206
Salaries and benefits	5,028	5,584	5,104
Professional fees	4,735	3,406	3,671
Other operating expenses	4,234	2,173	1,577
Total operating expenses	26,993	21,215	19,558
Equity in undistributed earnings (losses)	2,570	6,749	(1,275)
Income before income tax benefit	49,327	33,621	31,380
Income tax benefit	10,715	8,279	5,409
Net income	60,042	41,900	36,789
Preferred dividends	(817)	(817)	(1,093)
Net income available to common stockholders	$59,225	$41,083	$35,696

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$60,042	$41,900	$36,789
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiaries	(2,570)	(6,749)	1,275
Security gains, net	(3,038)	—	(2,316)
Decrease in due from subsidiaries	—	—	1,000
Increase (decrease) in accrued expenses and other liabilities	4,550	1,678	(6,125)
(Increase) decrease in other assets	(7,379)	14,135	(4,104)
(Increase) decrease in trading account securities	—	1,801	(1,421)
Other, net	5,690	3,086	4,089
Net cash provided by operating activities	57,295	55,851	29,187
Cash flows from investing activities:
Capital contributions to subsidiaries	(114,602)	(6,735)	(69,429)
Proceeds from sales of available for sale securities	3,774	—	2,925
Proceeds from the maturity of and principal paydowns on other investments	619	—	—
Net assets acquired	44,066	—	44,697
Net cash used by investing activities	(66,143)	(6,735)	(21,807)
Cash flows from financing activities:
Proceeds from other borrowings	15,000	73,950	80
Repayments of other borrowings	(35,557)	(9,162)	(1,255)
Cash dividends paid	(10,176)	(8,203)	(8,001)
Purchase of treasury stock	(2,987)	(899)	(2,004)
Proceeds from issuance of common stock	3,508	1,673	4,265
Net cash provided (used) by financing activities	(30,212)	57,359	(6,915)
Net increase (decrease) in cash and cash equivalents	(39,060)	106,475	465
Cash and cash equivalents at beginning of year	124,387	17,912	17,447
Cash and cash equivalents at end of year	$85,327	$124,387	$17,912
Supplemental disclosure:
Stock consideration granted for acquisition	$120,070	$—	$38,755

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2015	December 31	September 30	June 30	March 31
Net interest income	$62,700	$59,724	$57,644	$53,930
Provision for loan and lease losses	2,171	3,181	5,674	1,671
Net interest income after provision for loan and lease losses	60,529	56,543	51,970	52,259
Noninterest income	24,381	24,980	30,661	30,663
Noninterest expense	65,954	61,996	63,482	59,614
Income taxes	4,365	4,945	3,989	7,599
Net income	14,591	14,582	15,160	15,709
Preferred stock dividends	(204)	(205)	(204)	(204)
Net income available to common stockholders	14,387	14,377	14,956	15,505

Per share:
Earnings per share-basic	$0.68	$0.70	$0.73	$0.77
Earnings per share-diluted	0.67	0.69	0.72	0.76
Cash dividends declared on common stock	0.15	0.10	0.10	0.10
Book value per common share	25.92	24.68	24.13	23.59
Weighted average common shares outstanding	21,232,232	20,619,945	20,598,899	20,214,582
Weighted average diluted common shares outstanding	21,419,699	20,893,312	20,877,236	20,493,266

(Dollars in thousands, except per share data)
2014	December 31	September 30	June 30	March 31
Net interest income	$52,171	$51,491	$50,799	$48,612
Provision for loan and lease losses	2,866	2,553	2,751	6,331
Net interest income after provision for loan and lease losses	49,305	48,938	48,048	42,281
Noninterest income	21,233	20,606	21,535	18,850
Noninterest expense	53,948	54,655	54,659	52,538
Income taxes	4,327	2,916	4,150	1,703
Net income	12,263	11,973	10,774	6,890
Preferred stock dividends	(204)	(205)	(204)	(204)
Net income available to common stockholders	12,059	11,768	10,570	6,686

Per share:
Earnings per share-basic	$0.65	$0.64	$0.57	$0.36
Earnings per share-diluted	0.64	0.63	0.56	0.36
Cash dividends declared on common stock	0.10	0.10	0.10	0.10
Book value per common share	22.40	21.74	21.16	20.36
Weighted average common shares outstanding	18,482,059	18,468,762	18,458,113	18,437,253
Weighted average diluted common shares outstanding	18,762,272	18,752,748	18,746,735	18,724,936

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa
March 11, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2015.

Heartland's acquired Premier Valley Bank on November 30, 2015. Premier Valley Bank, which had assets of $765.5 million as of December 31, 2015, and net income of $1.0 million for the year ended December 31, 2015, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. Premier Valley Bank's assets comprised 10% of Heartland's assets at December 31, 2015, and Premier Valley Bank's 2015 net income was 2% of Heartland's net income for 2015.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2015, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited Heartland Financial USA, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Premier Valley Bank on November 30, 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December

31, 2015, Premier Valley Bank’s internal control over financial reporting associated with total assets of $765.5 million and net income of $1.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Premier Valley Bank.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 11, 2016

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2016 Annual Meeting of Stockholders to be held on May 19, 2016, (the "2016 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2016 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee”, and "Executive Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2016 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2015:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	125,950	$24.08	599,797(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	125,950	$24.08	599,797

(1) Includes 277,658 shares available for use under the Heartland 2012 Long-Term Incentive Plan and 322,139 shares available for use under the 2006 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2016 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2016 Proxy Statement under the caption “Relationship with Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this Annual Report on Form 10-K are listed below:

1.	Financial Statements
The consolidated financial statements of Heartland Financial USA, Inc. are included in Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules
None
3.	Exhibits
The exhibits required by Item 601 of Regulation S-K are included along with this Annual Report on Form 10-K and are listed on the "Index of Exhibits" immediately following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2016.
Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller
Lynn B. Fuller
Chairman and Chief Executive Officer

Date:    March 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2016.

By:	/s/ Lynn B. Fuller	/s/ Bryan R. McKeag
	Lynn B. Fuller	Bryan R. McKeag
	Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

	/s/ Janet M. Quick	/s/ James F. Conlan
	Janet M. Quick	James F. Conlan
	Executive Vice President and Deputy Chief Financial Officer	Director
(Principal Accounting Officer)
	/s/ John W. Cox Jr.	/s/ Mark C. Falb

	John W. Cox, Jr.	Mark C. Falb
	Director	Director
	/s/ Thomas L. Flynn	/s/ R. Mike McCoy

	Thomas L. Flynn	R. Mike McCoy
	Director	Director
	/s/ Kurt M. Saylor	/s/ John K. Schmidt

	Kurt M. Saylor	John K. Schmidt
	Director	Director
/s/ Duane E. White

Duane E. White
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

3.3
Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Secretary of State of the State of Delaware on September 12, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2011).

3.4		Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).

3.5		Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015).

3.6
Certificate of Designation of 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D, as filed with the Secretary of State of the State of Delaware on February 5, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016).

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

4.4	(2)	Form of Stock Certificate for 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D.

10.1		Heartland Financial USA, Inc. Dividend Reinvestment Plan dated as of January 24, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on January 25, 2002).

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

10.4
Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2006).

10.5	(1)	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.6
Heartland Financial USA, Inc. 2006 Employee Stock Purchase Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.7	(1)
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

10.9
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

10.11	(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.12	(1)
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

10.13	(1)
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

10.15	(1)
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

10.18		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.19
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

10.22
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.23
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

10.26	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May, 17 2012).

10.27
Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.28	(1)
Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.29	(1)
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

10.32	(1)
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2014).

10.33
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

10.34	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller (compensation multiple of 2 and health benefits term of 18 months); Bruce K. Lee and Kenneth J. Erickson (compensation multiple of 1.5 and health benefits term of 18 months); Michael J. Coyle, Brian J. Fox, Douglas J. Horstmann, Bryan R. McKeag, Mark G. Murtha, Rodney Sloan and Frank E. Walter (compensation multiple of 1 and health benefits term of 12 months) dated as of January 1, 2015 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 13, 2015.

10.35
Agreement and Plan of Merger among Heartland Financial USA, Inc., Premier Valley Bank and, following its organization, PV Acquisition Bank dated May 28, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2015).

10.36	(2)
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015) and Change in Terms Agreement dated December 15, 2015.

10.37
Merger Agreement among Heartland Financial USA, Inc., CIC Bancshares, Inc. and Kevin W. Ahern, as Security Holders' Representative, dated October 22, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2015).

10.38	(2)	Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated December 15, 2015.

10.39	(2)	Form of 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc., and Form of Amendment to, and Assumption of Obligations under 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc.

11	(2)	Computation of Per Share Earnings

21.1	(2)	Subsidiaries of the Registrant

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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
(2) Filed herewith.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed.  Heartland agrees to furnish copies of such instruments to the SEC upon request.