Form 10-Q
period 2016-03-31
HEARTLAND FINANCIAL USA INC
filed 2016-05-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 5, 2016, the Registrant had outstanding 24,521,747 shares of common stock, $1.00 par value per share.

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
10.1 Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
10.2 Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
10.3 Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and due from banks	$124,060	$237,841
Federal funds sold and other short-term investments	9,168	20,958
Cash and cash equivalents	133,228	258,799
Time deposits in other financial institutions	2,355	2,355
Securities:
Available for sale, at fair value (cost of $1,680,299 at March 31, 2016, and $1,584,703 at December 31, 2015)	1,690,516	1,578,434
Held to maturity, at cost (fair value of $289,446 at March 31, 2016, and $294,513 at December 31, 2015)	271,300	279,117
Other investments, at cost	22,325	21,443
Loans held for sale	76,565	74,783
Loans and leases receivable:
Held to maturity	5,503,005	5,001,486
Allowance for loan and lease losses	(49,738)	(48,685)
Loans and leases receivable, net	5,453,267	4,952,801
Premises, furniture and equipment, net	160,899	146,259
Premises, furniture and equipment held for sale	3,889	3,889
Other real estate, net	11,338	11,524
Goodwill	127,699	97,852
Other intangible assets, net	61,420	56,945
Cash surrender value on life insurance	110,834	110,297
Other assets	128,144	100,256
TOTAL ASSETS	$8,253,779	$7,694,754
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$2,079,521	$1,914,141
Savings	3,702,431	3,367,479
Time	1,142,368	1,124,203
Total deposits	6,924,320	6,405,823
Short-term borrowings	325,741	293,898
Other borrowings	265,760	263,214
Accrued expenses and other liabilities	68,415	68,646
TOTAL LIABILITIES	7,584,236	7,031,581
STOCKHOLDERS' EQUITY:
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 0 shares and 81,698 shares outstanding at March 31, 2016 and December 31, 2015, respectively)	—	81,698
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; authorized, issued and outstanding 3,000 shares at March 31, 2016, and 0 shares authorized, issued and outstanding at December 31, 2015)	3,777	—
Common stock (par value $1 per share; 30,000,000 shares authorized at both March 31, 2016, and December 31, 2015; issued 24,519,928 shares at March 31, 2016, and 22,435,693 shares at December 31, 2015)	24,520	22,436
Capital surplus	273,310	216,436
Retained earnings	366,014	348,630
Accumulated other comprehensive income (loss)	1,924	(6,027)
Treasury stock at cost (65 shares at March 31, 2016, and 0 shares at December 31, 2015)	(2)	—
TOTAL STOCKHOLDERS' EQUITY	669,543	663,173
TOTAL LIABILITIES AND EQUITY	$8,253,779	$7,694,754

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$68,425	$53,049
Interest on securities:
Taxable	8,735	7,132
Nontaxable	3,510	2,916
Interest on federal funds sold	10	1
Interest on interest bearing deposits in other financial institutions	4	4
TOTAL INTEREST INCOME	80,684	63,102
INTEREST EXPENSE:
Interest on deposits	4,173	4,172
Interest on short-term borrowings	329	198
Interest on other borrowings (includes $506 and $564 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015, respectively)	3,475	4,802
TOTAL INTEREST EXPENSE	7,977	9,172
NET INTEREST INCOME	72,707	53,930
Provision for loan and lease losses	2,067	1,671
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	70,640	52,259
NONINTEREST INCOME:
Service charges and fees	7,162	5,404
Loan servicing income	1,268	1,041
Trust fees	3,813	3,631
Brokerage and insurance commissions	1,022	1,087
Securities gains, net (includes $3,756 and $4,353 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, respectively)	3,526	4,353
Net gains on sale of loans held for sale	11,065	13,742
Income on bank owned life insurance	522	524
Other noninterest income	1,200	881
TOTAL NONINTEREST INCOME	29,578	30,663
NONINTEREST EXPENSES:
Salaries and employee benefits	41,714	36,638
Occupancy	5,003	4,259
Furniture and equipment	2,113	2,106
Professional fees	7,010	6,044
FDIC insurance assessments	1,168	956
Advertising	1,284	1,181
Intangible assets amortization	1,895	631
Other real estate and loan collection expenses	572	465
Loss on sales/valuations of assets, net	313	353
Other noninterest expenses	9,237	6,981
TOTAL NONINTEREST EXPENSES	70,309	59,614
INCOME BEFORE INCOME TAXES	29,909	23,308
Income taxes (includes $1,212 and $1,413 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2016 and 2015, respectively)	9,900	7,599
NET INCOME	20,009	15,709
Preferred dividends	(168)	(204)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,841	$15,505
EARNINGS PER COMMON SHARE - BASIC	$0.84	$0.77
EARNINGS PER COMMON SHARE - DILUTED	$0.82	$0.76
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2016	2015
NET INCOME	$20,009	$15,709
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	20,067	11,478
Reclassification adjustment for net gains realized in net income	(3,756)	(4,353)
Net change in non-credit related other than temporary impairment	7	24
Income taxes	(6,524)	(2,859)
Other comprehensive income on securities	9,794	4,290
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(3,423)	(1,454)
Reclassification adjustment for net loss on derivatives realized in net income	506	564
Income taxes	1,074	327
Other comprehensive loss on cash flow hedges	(1,843)	(563)
Other comprehensive income	7,951	3,727
TOTAL COMPREHENSIVE INCOME	$27,960	$19,436

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,009	$15,709
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,713	5,747
Provision for loan and lease losses	2,067	1,671
Net amortization of premium on securities	7,846	6,949
Securities gains, net	(3,526)	(4,353)
Stock based compensation	1,087	1,139
Write downs and losses on repossessed assets, net	313	353
Loans originated for sale	(227,823)	(311,140)
Proceeds on sales of loans held for sale	234,516	287,768
Net gains on sale of loans held for sale	(8,475)	(11,056)
Decrease in accrued interest receivable	787	3,234
(Increase) decrease in prepaid expenses	598	(513)
Increase in accrued interest payable	637	627
Capitalization of servicing rights	(2,590)	(2,818)
Other, net	(9,855)	(11,472)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	23,304	(18,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	303,448	289,466
Proceeds from the sale of securities held to maturity	4,057	—
Proceeds from the sale of other investments	2,830	5,489
Proceeds from the maturity of and principal paydowns on securities available for sale	35,379	37,479
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,254	208
Purchase of securities available for sale	(362,764)	(232,422)
Purchase of other investments	(226)	(2,004)
Net increase in loans and leases	78,502	25,684
Capital expenditures	(898)	(2,919)
Net cash and cash equivalents received in acquisition	8,084	7,103
Proceeds from the sale of equipment	—	13
Proceeds on sale of OREO and other repossessed assets	2,384	2,312
NET CASH PROVIDED BY INVESTING ACTIVITIES	74,050	130,409

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	1,759	90,075
Net decrease in time deposit accounts	(131,373)	(25,618)
Net increase (decrease) in short-term borrowings	1,077	(31,765)
Proceeds from short term FHLB advances	5,000	60,000
Repayments of short term FHLB advances	(10,000)	(124,000)
Proceeds from other borrowings	—	4,000
Repayments of other borrowings	(5,501)	(44,488)
Redemption of preferred stock	(81,698)	—
Purchase of treasury stock	(1,227)	(1,780)
Proceeds from issuance of common stock	563	832
Excess tax benefits on exercised stock options	1,100	612
Dividends paid	(2,625)	(2,261)
NET CASH USED BY FINANCING ACTIVITIES	(222,925)	(74,393)
Net increase (decrease) in cash and cash equivalents	(125,571)	37,861
Cash and cash equivalents at beginning of year	258,799	73,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,228	$111,732
Supplemental disclosures:
Cash paid for income/franchise taxes	$2,305	$840
Cash paid for interest	$7,340	$8,545
Loans transferred to OREO	$442	$2,371
Purchases of securities available for sale, accrued, not paid	$—	$5,149
Sales of securities available for sale, accrued, not settled	$17,189	$—
Stock consideration granted for acquisition	$57,433	$53,052

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				15,709	3,727		19,436
Cash dividends declared:
Series C Preferred, $2.50 per share				(204)			(204)
Common, $0.10 per share				(2,057)			(2,057)
Purchase of 24,886 shares of common stock						(1,780)	(1,780)
Issuance of 2,098,833 shares of common stock		2,075	50,687			1,734	54,496
Stock based compensation			1,139				1,139
Balance at March 31, 2015	$81,698	$20,586	$147,642	$312,212	$5,255	$(46)	$567,347
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				20,009	7,951		27,960
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Common, $0.10 per share				(2,457)			(2,457)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Purchase of 20,070 shares of common stock						(1,227)	(1,227)
Issuance of 2,104,305 shares of common stock		2,084	55,787			1,225	59,096
Stock based compensation			1,087				1,087
Balance at March 31, 2016	$3,777	$24,520	$273,310	$366,014	$1,924	$(2)	$669,543

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2015, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on March 11, 2016. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, are shown in the table below:

	Three Months Ended March 31, 2016
(Dollars and number of shares in thousands, except per share data)	2016	2015
Net income attributable to Heartland	$20,009	$15,709
Preferred dividends	(168)	(204)
Net income available to common stockholders	$19,841	$15,505
Weighted average common shares outstanding for basic earnings per share	23,657	20,215
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	460	278
Weighted average common shares for diluted earnings per share	24,117	20,493
Earnings per common share — basic	$0.84	$0.77
Earnings per common share — diluted	$0.82	$0.76
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	57	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan, which was approved by stockholders in May 2012 and replaced Heartland's 2005 Long-Term Incentive Plan with respect to grants after such approval, reserved 162,868 shares of common stock at March 31, 2016, for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $1.1 million and $612,000 during the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock Units

The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock, and in the first quarter of 2015, the Compensation Committee granted time-based RSUs with respect to 78,220 shares of common stock to selected officers. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. The time-based RSUs granted in 2016 vest over three years in equal installments on the first, second and third anniversaries of the grant date. The time-based RSUs granted in 2015 vest over five years in equal installments on the third, fourth, and fifth anniversaries of the grant date. The time-based RSUs will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 35,516 shares of common stock in the first quarter of 2016, and 39,075 shares of common stock in the first quarter of 2015. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2016, and December 31, 2015, respectively, and then fully vest two years after the end of the performance period. For the grants awarded in 2016, the portion of the RSUs earned based on performance vests on December 31, 2018, and for the grants awarded in 2015, the portion of the RSUs earned based on performance vests on December 31, 2017, subject to employment on the respective vesting dates. The performance-based RSUs vest to the extent that they are earned upon death or disability, upon a change in control or upon a "qualified retirement."

The Compensation Committee also granted performance-based RSUs with respect to 11,408 shares of common stock in the first quarter of 2016. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2018. These performance-based RSUs will vest in 2019 after measurement of performance in relation to the performance targets. The performance-based RSUs vest to the extent that they are earned upon death or disability, upon a change in control or upon a "qualified retirement."

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2016, and March 31, 2015, 150 and 300 RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2016 and 2015, and changes during the three months ended March 31, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,195	$25.53	396,555	$21.48
Granted	119,718	29.05	117,595	27.87
Vested	(83,982)	20.79	(126,847)	16.66
Forfeited	(2,078)	27.17	(2,531)	23.82
Outstanding at March 31	386,853	$27.53	384,772	$25.00

Total compensation costs recorded for RSUs were $1.1 million for both three month periods ended March 31, 2016 and 2015. As of March 31, 2016, there were $5.2 million of total unrecognized compensation costs related to the 2005 and 2012 Long-Term Incentive Plans for RSUs which are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2016 and 2015. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of March 31, 2016 and 2015, and changes during the three months ended March 31, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	125,950	$24.08	215,851	$23.85
Granted	—	—	—	—
Exercised	(19,750)	21.60	(32,400)	20.85
Forfeited	(1,250)	21.60	(1,500)	21.00
Outstanding at March 31	104,950	$24.58	181,951	$24.37
Options exercisable at March 31	104,950	$24.58	181,951	$24.37

At March 31, 2016, the vested options totaled 104,950 shares with a weighted average exercise price of $24.58 per share and a weighted average remaining contractual life of 1.15 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of March 31, 2016, was $652,000. The intrinsic value for the total of all options exercised during the three months ended March 31, 2016, was $155,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $427,000 for the three months ended March 31, 2016, and $676,000 for the three months ended March 31, 2015.

Total compensation costs recorded for options were $0 for both three month periods ended March 31, 2016 and 2015. There are no unrecorded compensation costs related to options at March 31, 2016. No stock options vested during the three-month periods ended March 31, 2016 and 2015.

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

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether a Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendment clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Heartland adopted this standard on January 1, 2016, and the adoption of this standard did not have a material impact on its results of operations, financial position, and liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items." The amendment eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Heartland adopted this standard on January 1, 2016, and the adoption of this standard did not have a material impact on the results of operations, financial position, and liquidity.

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software." The amendment intends to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities can elect to adopt the standard either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the adoption date. Early adoption is permitted. Heartland adopted this standard on January 1, 2016 and the adoption did not have a material impact on the results of operations, financial position, and liquidity.

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

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Heartland intends to adopt the accounting standard in 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any interim or annual period prior to the effective date. An entity that elects early adoption must adopt all of the amendments in the same period. Heartland intends to adopt this ASU in 2017, as required, and believes the adoption will not have an impact on its results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

CIC Bancshares, Inc.
On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. The purchase price was approximately $76.9 million, which was paid by delivery of 2,003,235 shares of Heartland common stock and cash of $15.7 million. In addition, Heartland issued a new series of convertible preferred stock with a fair value of $3.8 million and assumed convertible notes and subordinated debt totaling approximately $7.9 million. Simultaneous with the closing of the transaction, Centennial Bank merged into Heartland's Summit Bank & Trust, with the resulting institution operating under the name, Centennial Bank and Trust. As of the close date, the transaction included, at fair value, total assets of $772.6 million, total loans of $581.5 million, and total deposits of $648.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of CIC Bancshares, Inc.

The assets and liabilities of CIC Bancshares, Inc. were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of February 5, 2016:

As of February 5, 2016
Fair value of consideration paid:
Common Stock (2,003,235 shares)	$57,433
Preferred Stock (3,000 shares)	3,777
Cash	15,672
Total consideration paid	76,882
Fair value of assets acquired:
Cash and due from banks	23,756
Securities:
Securities available for sale	92,831
Other securities	3,486
Loans held to maturity	581,477
Premises, furniture and equipment, net	16,450
Other real estate, net	1,934
Other intangible assets, net	6,576
Other assets	16,276
Total assets	742,786
Fair value of liabilities assumed:
Deposits	648,111
Short term borrowings	35,766
Other borrowings	7,924
Other liabilities	3,951
Total liabilities assumed	695,752
Fair value of net assets acquired	47,034
Goodwill resulting from acquisition	$29,848

Heartland recognized $29.8 million of goodwill in conjunction with the acquisition of CIC Bancshares, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information presents the results of operations for the years ended December 31, 2015, and December 31, 2014, as if the CIC Bancshares, Inc. acquisition occurred on January 1, 2014:

(Dollars in thousands, except per share data), unaudited	For the Years Ended
	December 31, 2015	December 31, 2014
Net interest income	$259,531	$221,808
Net income available to common shareholders	$59,491	$41,004
Basic earnings per share	$2.63	$2.00
Diluted earnings per share	$2.58	$1.96

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

Heartland incurred $551,000 of pre-tax merger related expenses in 2016 associated with the Centennial Bank acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans on the acquisition date was $1.6 million.

Premier Valley Bank
On November 30, 2015, Heartland completed the purchase of Premier Valley Bank in Fresno, California. The purchase price was approximately $95.5 million, which was paid by delivery of 1,758,543 shares of Heartland common stock and cash of $28.5 million. The transaction included, at fair value, total assets of $692.7 million, loans of $389.8 million, and deposits of $622.7 million. Premier Valley Bank continues to operate under its current name and management team as Heartland's tenth, wholly-owned state-chartered bank. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Premier Valley Bank.

Heartland recognized $41.0 million of goodwill in conjunction with the acquisition of Premier Valley Bank, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 6 for further information on goodwill.

First Scottsdale Bank, N.A.
On September 11, 2015, Heartland completed the purchase of First Scottsdale Bank, N.A., in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the closing of the transaction, First Scottsdale Bank, N.A., merged into Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, total assets of $81.2 million, loans of $54.7 million, and deposits of $65.9 million on the acquisition date.

Community Bancorporation of New Mexico, Inc.
On August 21, 2015, Heartland acquired Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the closing of the transaction, Community Bank merged into Heartland's New Mexico Bank & Trust subsidiary. The transaction included, at fair value, total assets of $166.3 million, loans of $99.5 million, and deposits of $147.4 million on the acquisition date. Also included in this transaction is one bank building with a fair value of $3.4 million that Heartland intends to sell. The bank building is part of the balance of premises, furniture and equipment held for sale on the consolidated balance sheet.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
U.S. government corporations and agencies	$6,479	$140	$—	$6,619
Mortgage-backed securities	1,386,707	14,448	(12,468)	1,388,687
Obligations of states and political subdivisions	273,147	8,008	(152)	281,003
Corporate debt securities	816	15	(1)	830
Total debt securities	1,667,149	22,611	(12,621)	1,677,139
Equity securities	13,150	227	—	13,377
Total	$1,680,299	$22,838	$(12,621)	$1,690,516
December 31, 2015
U.S. government corporations and agencies	$25,847	$22	$(103)	$25,766
Mortgage-backed securities	1,254,452	9,134	(20,884)	1,242,702
Obligations of states and political subdivisions	290,522	6,547	(1,087)	295,982
Corporate debt securities	740	106	—	846
Total debt securities	1,571,561	15,809	(22,074)	1,565,296
Equity securities	13,142	40	(44)	13,138
Total	$1,584,703	$15,849	$(22,118)	$1,578,434

At March 31, 2016, and December 31, 2015, the amortized cost of the available for sale securities is net of $0 and $237,000 of credit related other-than-temporary impairment ("OTTI"), respectively.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Mortgage-backed securities	$—	$—	$—	$—
Obligations of states and political subdivisions	271,300	18,492	(346)	289,446
Total	$271,300	$18,492	$(346)	$289,446
December 31, 2015
Mortgage-backed securities	$4,369	$306	$—	$4,675
Obligations of states and political subdivisions	274,748	15,595	(505)	289,838
Total	$279,117	$15,901	$(505)	$294,513

At March 31, 2016, the amortized cost of the held to maturity securities is net of $0 of credit related OTTI and $0 of non-credit related OTTI. At December 31, 2015, the amortized cost of the held to maturity securities was net of $1.5 million of credit related OTTI and $40,000 of non-credit related OTTI.

Approximately 79% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,265	$1,273
Due in 1 to 5 years	12,836	13,115
Due in 5 to 10 years	67,214	69,250
Due after 10 years	199,127	204,814
Total debt securities	280,442	288,452
Mortgage-backed securities	1,386,707	1,388,687
Equity securities	13,150	13,377
Total investment securities	$1,680,299	$1,690,516

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,266	$4,336
Due in 1 to 5 years	13,714	14,499
Due in 5 to 10 years	68,786	73,224
Due after 10 years	184,534	197,387
Total debt securities	271,300	289,446
Mortgage-backed securities	—	—
Total investment securities	$271,300	$289,446

As of March 31, 2016 and December 31, 2015, securities with a fair value of $811.7 million and $855.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to the sales of securities available for sale for the three-month period ended March 31, 2016 and 2015, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$303,448	$289,466
Gross security gains	4,558	4,622
Gross security losses	682	269

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2016, and December 31, 2015. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2015, and December 31, 2014, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	517,907	(8,323)	130,640	(4,145)	648,547	(12,468)
Obligations of states and political subdivisions	10,003	(82)	6,619	(70)	16,622	(152)
Corporate debt securities	500	(1)	—	—	500	(1)
Total debt securities	528,410	(8,406)	137,259	(4,215)	665,669	(12,621)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$528,410	$(8,406)	$137,259	$(4,215)	$665,669	$(12,621)
December 31, 2015
U.S. government corporations and agencies	$22,359	$(103)	$—	$—	$22,359	$(103)
Mortgage-backed securities	724,330	(15,523)	139,562	(5,361)	863,892	(20,884)
Obligations of states and political subdivisions	68,482	(896)	7,460	(191)	75,942	(1,087)
Corporate debt securities	—	—	—	—	—	—
Total debt securities	815,171	(16,522)	147,022	(5,552)	962,193	(22,074)
Equity securities	6,566	(44)	—	—	6,566	(44)
Total temporarily impaired securities	$821,737	$(16,566)	$147,022	$(5,552)	$968,759	$(22,118)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,363	(18)	5,717	(328)	7,080	(346)
Total temporarily impaired securities	$1,363	$(18)	$5,717	$(328)	$7,080	$(346)
December 31, 2015
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,646	(12)	18,033	(493)	21,679	(505)
Total temporarily impaired securities	$3,646	$(12)	$18,033	$(493)	$21,679	$(505)

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

Heartland previously recorded $981,000 of OTTI on three private label mortgage-backed securities in March 2012. The other-than-temporary credit-related losses were $797,000 in the held to maturity category and $184,000 in the available for sale category. During 2015, Heartland recorded additional credit-related OTTI on two of the private label mortgage-backed securities that previously had OTTI credit losses. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, a $769,000 OTTI attributable to credit-related losses was recorded in December 2015. The credit-related OTTI was $716,000, of which $200,000 was reclassified from previous non-credit related OTTI in the held to maturity category. Credit-related OTTI was $53,000 in the available for sale category.

In the first quarter of 2016, Heartland sold the mortgage-backed securities in the held to maturity portfolio because the credit quality of the securities showed further deterioration, and it was unlikely Heartland would recover the remaining basis of the securities prior to maturity. The significant deterioration of the credit quality of these securities was inconsistent with Heartland's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $4.4 million, and the associated realized gross gains were $89,000, and the realized gross losses were $439,000.

The remaining unrealized losses on Heartland's mortgage-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

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

There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended March 31, 2016. Additionally, there were no gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended March 31, 2016. There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the period ended March 31, 2015.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended March 31,
	2016	2015
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—
Intent to sell OTTI	—	—
Total recorded as part of gross realized losses	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—
Reduction of non-credit related impairment related to security sales	(120)	—
Accretion of non-credit related impairment	(7)	(24)
Total changes to AOCI for non-credit related impairment	(127)	(24)
Total OTTI losses (accretion) recorded on debt securities, net	$(127)	$(24)

Included in other securities at March 31, 2016, and December 31, 2015, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $15.7 million and $14.3 million, respectively.

NOTE 4: LOANS AND LEASES

Loans and leases as of March 31, 2016, and December 31, 2015, were as follows, in thousands:

	March 31, 2016	December 31, 2015
Loans and leases receivable held to maturity:
Commercial	$1,295,504	$1,279,214
Commercial real estate	2,555,268	2,326,360
Agricultural and agricultural real estate	471,271	471,870
Residential real estate	753,666	539,555
Consumer	430,699	386,867
Gross loans and leases receivable held to maturity	5,506,408	5,003,866
Unearned discount	(640)	(488)
Deferred loan fees	(2,763)	(1,892)
Total net loans and leases receivable held to maturity	5,503,005	5,001,486
Allowance for loan and lease losses	(49,738)	(48,685)
Loans and leases receivable, net	$5,453,267	$4,952,801

Heartland has certain lending policies and procedures in place that are designed to provide for an acceptable level of credit risk. The board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans. Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions.

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of March 31, 2016, Heartland had $2.2 million of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, and these loans comprise approximately 19% of Heartland's total consumer loan portfolio.

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

Under Heartland’s credit practices, a loan is impaired when, based on current information and events, it is probable that Heartland will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except where more practical, impairment is measured at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The following table shows the balance in the allowance for loan and lease losses at March 31, 2016, and December 31, 2015, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2016.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2016
Commercial	$984	$15,390	$16,374	$11,018	$1,284,486	$1,295,504
Commercial real estate	1,252	19,243	20,495	44,082	2,511,186	2,555,268
Agricultural and agricultural real estate	—	4,028	4,028	13,593	457,678	471,271
Residential real estate	311	1,540	1,851	19,345	734,321	753,666
Consumer	1,247	5,743	6,990	5,963	424,736	430,699
Total	$3,794	$45,944	$49,738	$94,001	$5,412,407	$5,506,408
December 31, 2015
Commercial	$471	$15,624	$16,095	$6,919	$1,272,295	$1,279,214
Commercial real estate	698	18,834	19,532	45,442	2,280,918	2,326,360
Agricultural and agricultural real estate	—	3,887	3,887	4,612	467,258	471,870
Residential real estate	393	1,541	1,934	17,790	521,765	539,555
Consumer	1,206	6,031	7,237	5,458	381,409	386,867
Total	$2,768	$45,917	$48,685	$80,221	$4,923,645	$5,003,866

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at March 31, 2016, and December 31, 2015, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at March 31, 2016, and December 31, 2015.

	March 31, 2016	December 31, 2015
Nonaccrual loans	$46,316	$37,874
Nonaccrual troubled debt restructured loans	1,434	1,781
Total nonaccrual loans	$47,750	$39,655
Accruing loans past due 90 days or more	$639	$—
Performing troubled debt restructured loans	$10,711	$11,075

The following table provides information on troubled debt restructured loans that were modified during the three months ended March 31, 2016, and March 31, 2015, dollars in thousands:

	Three Months Ended March 31,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	1	3,992	3,992
Total commercial and commercial real estate	—	—	—	1	3,992	3,992
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$3,992	$3,992

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At March 31, 2016, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

Heartland had no troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2016, and March 31, 2015, that had been modified during the twelve-month period prior to default.

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until the exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2016, Heartland had $80,000 of loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases by credit quality indicator at March 31, 2016, and December 31, 2015, in thousands:

	Pass	Nonpass	Total
March 31, 2016
Commercial	$1,128,858	$166,646	$1,295,504
Commercial real estate	2,339,414	215,854	2,555,268
Total commercial and commercial real estate	3,468,272	382,500	3,850,772
Agricultural and agricultural real estate	426,929	44,342	471,271
Residential real estate	725,773	27,893	753,666
Consumer	420,267	10,432	430,699
Total gross loans and leases receivable held to maturity	$5,041,241	$465,167	$5,506,408
December 31, 2015
Commercial	$1,106,276	$172,938	$1,279,214
Commercial real estate	2,107,474	218,886	2,326,360
Total commercial and commercial real estate	3,213,750	391,824	3,605,574
Agricultural and agricultural real estate	435,745	36,125	471,870
Residential real estate	515,195	24,360	539,555
Consumer	377,173	9,694	386,867
Total gross loans and leases receivable held to maturity	$4,541,863	$462,003	$5,003,866

The nonpass category in the table above is comprised of approximately 57% special mention loans and 43% substandard loans as of March 31, 2016. The percent of nonpass loans on nonaccrual status as of March 31, 2016, was 10%. As of December 31, 2015, the nonpass category in the table above was comprised of approximately 68% special mention loans and 32% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2015, was 8%. Loans delinquent 30 to 89 days as a percent of total loans were 0.45% at March 31, 2016, compared to 0.31% at December 31, 2015. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases at March 31, 2016, and December 31, 2015, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
March 31, 2016
Commercial	$1,565	$396	$—	$1,961	$1,288,064	$5,479	$1,295,504
Commercial real estate	3,413	212	89	3,714	2,529,840	21,714	2,555,268
Total commercial and commercial real estate	4,978	608	89	5,675	3,817,904	27,193	3,850,772
Agricultural and agricultural real estate	12,600	423	—	13,023	457,459	789	471,271
Residential real estate	1,753	192	550	2,495	734,977	16,194	753,666
Consumer	3,434	544	—	3,978	423,147	3,574	430,699
Total gross loans and leases receivable held to maturity	$22,765	$1,767	$639	$25,171	$5,433,487	$47,750	$5,506,408
December 31, 2015
Commercial	$2,005	$608	$—	$2,613	$1,273,678	$2,923	$1,279,214
Commercial real estate	3,549	2,077	—	5,626	2,302,052	18,682	2,326,360
Total commercial and commercial real estate	5,554	2,685	—	8,239	3,575,730	21,605	3,605,574
Agricultural and agricultural real estate	143	54	—	197	470,455	1,218	471,870
Residential real estate	1,900	115	—	2,015	523,915	13,625	539,555
Consumer	3,964	933	—	4,897	378,763	3,207	386,867
Total gross loans and leases receivable held to maturity	$11,561	$3,787	$—	$15,348	$4,948,863	$39,655	$5,003,866

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at March 31, 2016, and December 31, 2015; the outstanding loan balances recorded on the consolidated balance sheets at March 31, 2016, and December 31, 2015; any related allowance recorded for those loans as of March 31, 2016, and December 31, 2015; the average outstanding loan balances recorded on the consolidated balance sheets during the three months ended March 31, 2016, and year ended December 31, 2015; and the interest income recognized on the impaired loans during the three months ended March 31, 2016, and year ended December 31, 2015, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
March 31, 2016
Impaired loans with a related allowance:
Commercial	$4,766	$4,766	$984	$2,137	$35
Commercial real estate	4,297	4,203	1,252	4,210	25
Total commercial and commercial real estate	9,063	8,969	2,236	6,347	60
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,868	2,873	311	2,917	4
Consumer	3,258	3,258	1,247	3,208	9
Total impaired loans with a related allowance	$15,189	$15,100	$3,794	$12,472	$73
Impaired loans without a related allowance:
Commercial	$6,277	$6,252	$—	$9,849	$143
Commercial real estate	43,157	39,879	—	46,872	384
Total commercial and commercial real estate	49,434	46,131	—	56,721	527
Agricultural and agricultural real estate	13,593	13,593	—	7,422	251
Residential real estate	16,610	16,472	—	17,173	32
Consumer	2,706	2,705	—	2,970	9
Total impaired loans without a related allowance	$82,343	$78,901	$—	$84,286	$819
Total impaired loans held to maturity:
Commercial	$11,043	$11,018	$984	$11,986	$178
Commercial real estate	47,454	44,082	1,252	51,082	409
Total commercial and commercial real estate	58,497	55,100	2,236	63,068	587
Agricultural and agricultural real estate	13,593	13,593	—	7,422	251
Residential real estate	19,478	19,345	311	20,090	36
Consumer	5,964	5,963	1,247	6,178	18
Total impaired loans held to maturity	$97,532	$94,001	$3,794	$96,758	$892

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2015
Impaired loans with a related allowance:
Commercial	$1,192	$1,160	$471	$524	$12
Commercial real estate	2,697	2,697	698	2,539	19
Total commercial and commercial real estate	3,889	3,857	1,169	3,063	31
Agricultural and agricultural real estate	—	—	—	2,823	—
Residential real estate	2,210	2,125	393	2,524	16
Consumer	3,111	3,111	1,206	2,877	33
Total impaired loans with a related allowance	$9,210	$9,093	$2,768	$11,287	$80
Impaired loans without a related allowance:
Commercial	$5,784	$5,759	$—	$7,511	$515
Commercial real estate	46,099	42,745	—	38,444	1,395
Total commercial and commercial real estate	51,883	48,504	—	45,955	1,910
Agricultural and agricultural real estate	4,612	4,612	—	2,287	175
Residential real estate	15,802	15,665	—	10,186	145
Consumer	2,347	2,347	—	2,403	38
Total impaired loans without a related allowance	$74,644	$71,128	$—	$60,831	$2,268
Total impaired loans held to maturity:
Commercial	$6,976	$6,919	$471	$8,035	$527
Commercial real estate	48,796	45,442	698	40,983	1,414
Total commercial and commercial real estate	55,772	52,361	1,169	49,018	1,941
Agricultural and agricultural real estate	4,612	4,612	—	5,110	175
Residential real estate	18,012	17,790	393	12,710	161
Consumer	5,458	5,458	1,206	5,280	71
Total impaired loans held to maturity	$83,854	$80,221	$2,768	$72,118	$2,348

On February 5, 2016, Heartland acquired CIC Bancshares, Inc., parent company of Centennial Bank, in Denver, Colorado. As of February 5, 2016, Centennial Bank had loans of $594.9 million, and the estimated fair value of the loans acquired was $581.5 million.

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

The acquisitions of Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., First Scottsdale Bank, N.A., Premier Valley Bank and CIC Bancshares, Inc. were accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination, and when at the date of the acquisition, it is probable that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date include statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the acquired loans at March 31, 2016 and December 31, 2015, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2016			December 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$2,545	$184,963	$187,508	$—	$159,393	$159,393
Commercial real estate	5,997	723,390	729,387	7,716	494,010	501,726
Agricultural and agricultural real estate	—	1,296	1,296	—	2,985	2,985
Residential real estate	715	293,176	293,891	—	85,549	85,549
Consumer loans	—	69,837	69,837	—	33,644	33,644
Total Loans	$9,257	$1,272,662	$1,281,919	$7,716	$775,581	$783,297

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three months ended March 31, 2016, and March 31, 2015, were as follows, in thousands:

Balance at December 31, 2015	$557
Original yield discount, net, at date of acquisitions	19
Accretion	273
Reclassification from nonaccretable difference (1)	(2)
Balance at March 31, 2016	$305

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

Balance at December 31, 2014	$—
Original yield discount, net, at date of acquisitions	352
Accretion	—
Reclassification from nonaccretable difference (1)	—
Balance at March 31, 2015	$352

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million, and the estimated fair value of the loans was $13.1 million. At March 31, 2016, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral, and the timing and amount of the cash flows could not be reasonably estimated. At March 31, 2016, there was an allowance for loan and lease losses of $205,000 related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $1.55 billion, and the estimated fair value of the loans was $1.51 billion.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three months ended March 31, 2016, and March 31, 2015, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$—	$48,685
Charge-offs	(98)	(312)	—	(37)	(1,158)	—	(1,605)
Recoveries	176	146	3	20	246	—	591
Provision	201	1,129	138	(66)	665	—	2,067
Balance at March 31, 2016	$16,374	$20,495	$4,028	$1,851	$6,990	$—	$49,738

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$—	$41,449
Charge-offs	(274)	(333)	(276)	(58)	(1,063)	—	(2,004)
Recoveries	320	126	22	37	233	—	738
Provision	(267)	944	175	25	794	—	1,671
Balance at March 31, 2015	$11,688	$16,635	$3,216	$3,745	$6,570	$—	$41,854

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $127.7 million at March 31, 2016, and $97.9 million at December 31, 2015. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

Heartland recorded $29.8 million of goodwill in connection with the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, based in Denver, Colorado on February 5, 2016. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $6.4 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes. In addition, Heartland recognized commercial servicing rights of $190,000.

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

Goodwill related to the CIC Bancshares, Inc., Premier Valley Bank, First Scottsdale Bank, N.A., Community Bancorporation of New Mexico, Inc. and Community Banc-Corp of Sheboygan, Inc., resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2016, and December 31, 2015, are presented in the table below, in thousands:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$43,504	$17,345	$26,159	$37,118	$15,460	$21,658
Mortgage servicing rights	46,818	16,368	30,450	45,744	15,430	30,314
Customer relationship intangible	1,176	825	351	1,177	815	362
Commercial servicing rights	6,071	1,611	4,460	5,685	1,074	4,611
Total	$97,569	$36,149	$61,420	$89,724	$32,779	$56,945

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Nine months ending December 31, 2016	$3,716	$6,778	$31	$720	$11,245
Year ending December 31,
2017	4,419	5,918	40	931	11,308
2018	3,909	5,073	39	837	9,858
2019	3,426	4,227	38	638	8,329
2020	2,982	3,382	36	455	6,855
2021	2,463	2,536	35	392	5,426
Thereafter	5,244	2,536	132	487	8,399
Total	$26,159	$30,450	$351	$4,460	$61,420

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2016. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.11 billion and $4.06 billion as of March 31, 2016, and December 31, 2015, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $25.0 million and $19.2 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $38.9 million at March 31, 2016, and $40.9 million at December 31, 2015.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 12.09% and 10.65% for the March 31, 2016, and December 31, 2015, valuations, respectively. The discount rate was 9.26% and 9.25% for the March 31, 2016, and December 31, 2015, valuations, respectively. The average capitalization rate for the first three months of 2016 ranged from 88 to 135 basis points compared to the range of 65 to 138 basis points for 2015. Fees collected for the servicing of mortgage loans for others were $2.9 million and $2.5 million for the three months ended March 31, 2016, and March 31, 2015, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2016, and March 31, 2015:

	2016	2015
Balance at January 1	$30,314	$24,984
Originations	2,395	2,686
Amortization	(2,259)	(2,175)
Balance at March 31	$30,450	$25,495
Fair value of mortgage servicing rights	$38,944	$34,492
Mortgage servicing rights, net to servicing portfolio	0.74%	0.71%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. Heartland also acquired commercial servicing rights portfolios with the Premier Valley Bank transaction that closed on November 30, 2015, and the CIC Bancshares, Inc. transaction that closed on February 5, 2016. The commercial servicing portfolio is comprised of loans serviced for the Small Business Administration and United States Department of Agriculture, which totaled $189.9 million. Fees collected for the servicing of commercial loans for others were $80,000 for the period ended March 31, 2016.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations for the first three months of 2016 was 7.14% to 8.10% compared to 7.33% to 8.10% as of December 31, 2015. The discount rate range was 11.74% to 13.49% for the March 31, 2016, valuations compared to 12.35% to 13.49% for the December 31, 2015, valuations. The capitalization rate for 2016 ranged from 3.10 to 4.45 basis points compared to 1.80 to 4.45 basis points for 2015. The total fair value of Heartland's commercial servicing rights was estimated at $4.9 million as of March 31, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three months ended March 31, 2016, and March 31, 2015:

	2016	2015
Balance at January 1	$4,611	$—
Purchased commercial servicing rights	190	4,255
Originations	195	132
Amortization	(536)	(215)
Balance at March 31	$4,460	$4,172
Fair value of commercial servicing rights	$4,899	$4,429
Commercial servicing rights, net to servicing portfolio	2.35%	2.87%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount. At March 31, 2016, and December 31, 2015, no valuation allowance was required for any of Heartland's servicing rights.

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $7.7 million and $5.3 million of cash as collateral at March 31, 2016, and December 31, 2015, respectively. Heartland's counterparties were required to pledge $0 at March 31, 2016, and $79,000 at December 31, 2015, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2016, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $506,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

Heartland executed an interest rate swap transaction on April 5, 2011, with an effective date of April 20, 2011, and an expiration date of April 20, 2016, to effectively convert $15.0 million of its newly issued variable rate amortizing debt to fixed rate debt. For accounting purposes, this swap transaction is designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on an amount of Heartland's debt principal equal to the then-outstanding swap notional amount. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swap.

Heartland entered into five forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.
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
The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2016
Interest rate swap	$8,580	$(14)	Other Liabilities	3.182%	5.140%	04/20/2016
Interest rate swap	25,000	(1,374)	Other Liabilities	0.642%	2.255%	03/17/2021
Interest rate swap	20,000	(507)	Other Liabilities	0.635%	3.220%	03/01/2017
Interest rate swap	20,000	(1,891)	Other Liabilities	0.617%	3.355%	01/07/2020
Interest rate swap	10,000	(223)	Other Liabilities	0.630%	1.674%	03/26/2019
Interest rate swap	10,000	(219)	Other Liabilities	0.642%	1.658%	03/18/2019
Interest rate swap (1)	20,000	(1,044)	Other Liabilities	—%	2.390%	06/15/2024
Interest rate swap (2)	20,000	(1,085)	Other Liabilities	—%	2.352%	03/01/2024

December 31, 2015
Interest rate swap	$8,947	$(57)	Other Liabilities	3.152%	5.140%	04/20/2016
Interest rate swap	25,000	(713)	Other Liabilities	0.526%	2.255%	03/17/2021
Interest rate swap	20,000	(600)	Other Liabilities	0.414%	3.220%	03/01/2017
Interest rate swap	20,000	(1,582)	Other Liabilities	0.323%	3.355%	01/07/2020
Interest rate swap	10,000	(83)	Other Liabilities	0.603%	1.674%	03/26/2019
Interest rate swap	10,000	(83)	Other Liabilities	0.526%	1.658%	03/18/2019
Interest rate swap (1)	20,000	(146)	Other Liabilities	—%	2.390%	06/15/2024
Interest rate swap (2)	20,000	(176)	Other Liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three months ended March 31, 2016, and March 31, 2015, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2016
Interest rate swap	$43	Interest Expense	$(44)	Other Income	$—
Interest rate swap	(661)	Interest Expense	(109)	Other Income	—
Interest rate swap	93	Interest Expense	(142)	Other Income	—
Interest rate swap	(309)	Interest Expense	(155)	Other Income	—
Interest rate swap	(140)	Interest Expense	(27)	Other Income	—
Interest rate swap	(136)	Interest Expense	(29)	Other Income	—
Interest rate swap	(898)	Interest Expense	—	Other Income	—
Interest rate swap	(909)	Interest Expense	—	Other Income	—
Three Months Ended March 31, 2015
Interest rate swap	$39	Interest Expense	$(57)	Other Income	$—
Interest rate swap	(376)	Interest Expense	(126)	Other Income	—
Interest rate swap	45	Interest Expense	(151)	Other Income	—
Interest rate swap	(184)	Interest Expense	(160)	Other Income	—
Interest rate swap	(108)	Interest Expense	(35)	Other Income	—
Interest rate swap	(106)	Interest Expense	(35)	Other Income	—
Interest rate swap	(93)	Interest Expense	—	Other Income	—
Interest rate swap	(107)	Interest Expense	—	Other Income	—

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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receiving a variable interest rate from the same counterparty based on one month LIBOR plus .88% calculated on a notional amount of $13.8 million. In the fourth quarter of 2015, Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction. These swaps were classified as undesignated interest rate swaps at December 31, 2015. During the first quarter of 2016, Heartland was able to designate some of these interest rate swaps with long term fixed rate loans and now classifies these interest rate swaps as fair value hedges and uses hedge accounting in accordance with ASC 815. Heartland was required to pledge $6.5 million of cash and securities as collateral as of March 31, 2016.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at March 31, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2016
Fair value hedges	$41,391	$(4,053)	Other Liabilities
December 31, 2015
Fair value hedges	$13,805	$(621)	Other Liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three month periods ended March 31, 2016, and March 31, 2015, in thousands:

	Amount of Gain (Loss)	Category
Three Months Ended March 31, 2016
Fair value hedges	$(1,222)	Interest Income
Three Months Ended March 31, 2015
Fair value hedges	$—	Interest Income

Embedded Derivatives
Heartland acquired fixed rate loans with embedded derivatives in the Premier Valley Bank transaction during the fourth quarter of 2015. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at March 31, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Year-to-Date Gain (Loss) Recognized
March 31, 2016
Embedded derivatives	$14,903	$1,846	Other assets	Other noninterest income	$272
December 31, 2015
Embedded derivatives	$15,020	$1,574	Other assets	Other noninterest income	$—

In conjunction with the CIC Bancshares, Inc., transaction on February 5, 2016, Heartland acquired convertible subordinated debt. The subordinated debt has a face value of $2.0 million, and the embedded conversion option allows the holder to convert the debt to equity in any increment. The conversion option is bifurcated from the debt because the terms of the conversion option are not clearly and closely related to the terms of the debt. The total number of shares to be issued upon conversion is 73,394. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the convertible debt option as of March 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Year-to-Date Gain (Loss) Recognized
March 31, 2016
Embedded conversion option	$2,000	$(422)	Other Liabilities	Other noninterest income	$(100)

Back-To-Back Loan Swaps
During 2015, Heartland began entering into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $780,000 and $0 as of March 31, 2016 and December 31, 2015, respectively, as collateral related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statement of income, and for the three months ended March 31, 2016, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at March 31, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2016
Receive fixed-pay floating interest rate swap	$33,028	$2,356	Other Assets	4.97%	3.16%
Pay fixed-receive floating interest rate swap	33,028	(2,356)	Other Liabilities	3.16%	4.97%
December 31, 2015
Receive fixed-pay floating interest rate swap	15,782	663	Other Assets	5.08%	3.07%
Pay fixed-receive floating interest rate swap	15,782	(663)	Other Liabilities	3.07%	5.08%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction in the fourth quarter of 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities, with changes in the fair value recorded as a component of noninterest income.

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at March 31, 2016, and December 31, 2015, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2016
Interest rate lock commitments (mortgage)	Other Assets	$153,073	$6,956
Forward commitments	Other Assets	61,000	343
Forward commitments	Other Liabilities	258,183	(1,623)
Undesignated interest rate swaps	Other Liabilities	23,005	(2,159)
December 31, 2015
Interest rate lock commitments (mortgage)	Other Assets	$99,665	$3,168
Forward commitments	Other Assets	118,378	523
Forward commitments	Other Liabilities	136,709	(315)
Undesignated interest rate swaps	Other Liabilities	50,975	(3,677)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three months ended March 31, 2016, and March 31, 2015, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$4,727
Forward commitments	Gains on sale of loans held for sale	(1,489)
Undesignated interest rate swaps	Other noninterest income	(316)
Three Months Ended March 31, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$5,544
Forward commitments	Gains on sale of loans held for sale	(125)
Undesignated interest rate swaps	Other noninterest income	—

NOTE 8: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale, trading securities and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights, commercial servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans that have been sold to the Small Business Administration and the United States Department of Agriculture with servicing retained by Heartland. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, and December 31, 2015, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$6,619	$531	$6,088	$—
Mortgage-backed securities	1,388,687	—	1,386,913	1,774
Obligations of states and political subdivisions	281,003	—	281,003	—
Corporate debt securities	830	—	500	330
Equity securities	13,377	—	13,377	—
Derivative financial instruments(1)	4,202	—	4,202	—
Interest rate lock commitments	6,956	—	—	6,956
Forward commitments	343	—	343	—
Total assets at fair value	$1,702,017	$531	$1,692,426	$9,060
Liabilities
Derivative financial instruments(2)	$15,347	$—	$15,347	$—
Forward commitments	1,623	—	1,623	—
Total liabilities at fair value	$16,970	$—	$16,970	$—
December 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$25,766	$519	$25,247	$—
Mortgage-backed securities	1,242,702	—	1,240,663	2,039
Obligations of states and political subdivisions	295,982	—	295,982	—
Corporate debt securities	846	—	—	846
Equity securities	13,138	—	13,138	—
Derivative financial instruments(1)	2,237	—	2,237	—
Interest rate lock commitments	3,168	—	—	3,168
Forward commitments	523	—	523	—
Total assets at fair value	$1,584,362	$519	$1,577,790	$6,053
Liabilities
Derivative financial instruments(2)	$8,401	$—	$8,401	$—
Forward commitments	315	—	315	—
Total liabilities at fair value	$8,716	$—	$8,716	$—

(1) Includes embedded derivatives and loans swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,344	$—	$—	$1,344	$—
Commercial real estate	2,609	—	—	2,609	—
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	3,168	—	—	3,168	—
Consumer	2,010	—	—	2,010	—
Total collateral dependent impaired loans	$9,131	$—	$—	$9,131	$—
Other real estate owned	$11,338	$—	$—	$11,338	$237
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$597	$—	$—	$597	$82
Commercial real estate	1,522	—	—	1,522	86
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,330	—	—	2,330	104
Consumer	1,905	—	—	1,905	—
Total collateral dependent impaired loans	$6,354	$—	$—	$6,354	$272
Other real estate owned	$11,524	$—	$—	$11,524	$5,520
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$1,774	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	22.07 - 34.19% (31.03%)
			Actual deferrals	10.67 - 20.53% (13.21%)
Corporate debt securities	330	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	6,956	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Other real estate owned	11,338	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	1,344	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	2,609	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,168	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	2,010	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at March 31, 2016, was 88%.

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

	Fair Value at 12/31/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,039	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	22.20 - 33.55% (30.60%)
			Actual deferrals	10.75 - 21.82% (13.36%)
Corporate debt securities	846	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	3,168	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
Other real estate owned	11,524	Modified appraised value	Disposal costs	(3)
			Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	597	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	1,522	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,330	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,905	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$2,039	$4,947
Total gains (losses):
Included in earnings	—	(3,038)
Included in other comprehensive income	(265)	982
Purchases, sales and settlements:
Purchases	—	6
Sales	—	(736)
Settlements	—	(122)
Balance at period end	$1,774	$2,039

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$846	$—
Total gains (losses):
Included in earnings	121	—
Included in other comprehensive income	(91)	106
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	—	740
Sales	(546)	—
Settlements	—	—
Balance at period end	$330	$846

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$3,168	$2,496
Total gains (losses) included in earnings	4,727	288
Issuances	138	5,428
Settlements	(1,077)	(5,044)
Balance at period end	$6,956	$3,168

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2016, and December 31, 2015, were $7.0 million and $3.2 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2016, and December 31, 2015, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$133,228	$133,228	$133,228	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,690,516	1,690,516	531	1,687,881	2,104
Held to maturity	271,300	289,446	—	289,446	—
Other investments	22,325	22,325	—	22,090	235
Loans held for sale	76,565	76,565	—	76,565	—
Loans, net:
Commercial	1,278,343	1,271,778	—	1,270,434	1,344
Commercial real estate	2,533,220	2,533,017	—	2,530,408	2,609
Agricultural and agricultural real estate	467,844	473,559	—	473,559	—
Residential real estate	750,219	749,749	—	746,581	3,168
Consumer	423,641	428,805	—	426,795	2,010
Total Loans, net	5,453,267	5,456,908	—	5,447,777	9,131
Derivative financial instruments (1)	4,202	4,202	—	4,202	—
Interest rate lock commitments	6,956	6,956	—	—	6,956
Forward commitments	343	343	—	343	—
Financial liabilities:
Deposits
Demand deposits	2,079,521	2,079,521	—	2,079,521	—
Savings deposits	3,702,431	3,702,431	—	3,702,431	—
Time deposits	1,142,368	1,142,368	—	1,142,368	—
Short term borrowings	325,741	325,741	—	325,741	—
Other borrowings	265,760	267,812	—	267,812	—
Derivative financial instruments (2)	15,347	15,347	—	15,347	—
Forward commitments	1,623	1,623	—	1,623	—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,799	$258,799	$258,799	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,578,434	1,578,434	519	1,575,030	2,885
Held to maturity	279,117	294,513	—	294,513	—
Other investments	21,443	21,443	—	21,208	235
Loans held for sale	74,783	74,783	—	74,783	—
Loans, net:
Commercial	1,262,612	1,257,355	—	1,256,758	597
Commercial real estate	2,305,908	2,304,716	—	2,303,194	1,522
Agricultural and agricultural real estate	468,533	469,485	—	469,485	—
Residential real estate	536,190	531,931	—	529,601	2,330
Consumer	379,558	382,579	—	380,674	1,905
Total Loans, net	4,952,801	4,946,066	—	4,939,712	6,354
Derivative financial instruments (1)	2,237	2,237	—	2,237	—
Interest rate lock commitments	3,168	3,168	—	—	3,168
Forward commitments	523	523	—	523	—
Financial liabilities:
Deposits
Demand deposits	1,914,141	1,914,141	—	1,914,141	—
Savings deposits	3,367,479	3,367,479	—	3,367,479	—
Time deposits	1,124,203	1,124,203	—	1,124,203	—
Short term borrowings	293,898	293,898	—	293,898	—
Other borrowings	263,214	281,271	—	281,271	—
Derivative financial instruments (2)	8,401	8,401	—	8,401	—
Forward commitments	315	315	—	315	—

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

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that Heartland would pay or would be paid to terminate the contract or agreement, using current rates and prices, and, when appropriate, the current creditworthiness of the counter-party.

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three months ended March 31, 2016, and March 31, 2015, in thousands.

	Three Months Ended March 31,
	2016			2015
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$71,583	$1,124	$72,707	$52,889	$1,041	$53,930
Provision for loan losses	2,067	—	2,067	1,671	—	1,671
Total noninterest income	18,537	11,041	29,578	17,061	13,602	30,663
Total noninterest expense	59,739	10,570	70,309	47,459	12,155	59,614
Income before taxes	$28,314	$1,595	$29,909	$20,820	$2,488	$23,308
Average Loans, for the period	$5,296,191	$61,911	$5,358,102	$4,189,966	$77,627	$4,267,593
Segment Assets, at period end	$8,141,960	$111,819	$8,253,779	$6,365,682	$140,594	$6,506,276

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

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

Net income available to common stockholders for the quarter ended March 31, 2016, was $19.8 million, or $0.82 per diluted common share, compared to $15.5 million, or $0.76 per diluted common share, for the quarter ended March 31, 2015. Return on average common equity was 12.68% and return on average assets was 0.99% for the first quarter of 2016, compared to 13.58% and 0.97%, respectively, for the same quarter in 2015.

Acquisitions were a significant contributing factor to the improved net income during the first quarter of 2016. Heartland's earning assets during the first quarter of 2016 were $7.28 billion in comparison with $5.86 billion during the first quarter of 2015, a $1.42 billion or 24% increase. This growth resulted in an increase of $18.8 million or 35% in net interest income, the effect of which was partially offset by a $10.7 million or 18% increase in noninterest expense.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado, in a transaction valued at approximately $76.9 million. Of this amount, approximately $15.7 million was paid in cash and the remainder of the consideration was provided by the issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. Simultaneous with closing of the transaction, Centennial Bank merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the name Centennial Bank and Trust. As of the closing date, Centennial Bank had, at fair value, total assets of $772.6 million, total loans of $581.5 million and total deposits of $648.1 million. The systems conversion for this transaction is expected to occur during the second quarter of 2016.

On March 15, 2016, Heartland redeemed all of the 81,698 shares of its Series C Preferred Stock issued to the U.S. Treasury as part of the Small Business Lending Fund program. The aggregate redemption price was approximately $81.9 million, including dividends accrued but unpaid through the redemption date, and was paid with available funds. The redemption terminated Heartland's participation in the Small Business Lending Fund program.

Total assets of Heartland were $8.25 billion at March 31, 2016, an increase of $559.0 million or 7% since year-end 2015. Included in this increase, at fair value, were $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Securities represented 24% of total assets at both March 31, 2016, and December 31, 2015.

Total loans and leases held to maturity were $5.50 billion at March 31, 2016, compared to $5.00 billion at year-end 2015, an increase of $501.5 million or 10%. This increase includes $581.5 million of total loans and leases held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction.

Total deposits were $6.92 billion as of March 31, 2016, compared to $6.41 billion at year-end 2015, an increase of $518.5 million or 8%. This increase includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Demand deposits totaled $2.08 billion at March 31, 2016, an increase of $165.4 million or 9% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction.

Common stockholders' equity was $665.8 million at March 31, 2016, compared to $581.5 million at year-end 2015. Book value per common share was $27.15 at March 31, 2016, compared to $25.92 at year-end 2015. Heartland's unrealized gains on securities available for sale and derivative instruments, net of applicable taxes, were $1.9 million at March 31, 2016, compared to a $6.0 million loss at December 31, 2015.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.19% during the first quarter of 2016, compared to 3.99% during the fourth quarter of 2015 and 3.90% during the first quarter of 2015. Heartland's success in maintaining net interest margin at the 4.00% level is the result of continuous loan and deposit pricing discipline and management's ability to shift dollars from the securities portfolio into the loan portfolio. Contributing to the improved net interest margin during the most recent quarters has been the amortization of purchase accounting discounts associated with the acquisitions completed during the last half of 2015 and first quarter of 2016.

Interest income for the first quarter of 2016 was $80.7 million, an increase of $17.6 million or 28%, compared to the $63.1 million recorded in the first quarter of 2015. The tax-equivalent adjustment for income taxes saved on the interest earned on nontaxable securities and loans was $3.0 million for the first quarter of 2016 and $2.4 million for the first quarter of 2015. With these adjustments, interest income on a tax-equivalent basis was $83.7 million for the first quarter of 2016, an increase of $18.2 million or 28%, compared to $65.5 million for the first quarter of 2015. The increase in interest income in the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to an increase in average earning assets, which totaled $7.28 billion during the first quarter of 2016 compared to $5.86 billion during the first quarter of 2015, a $1.42 billion or 24% increase. A majority of this growth was attributable to the three acquisitions completed during last half of 2015, in addition to the CIC Bancshares, Inc. acquisition completed in February 2016.

Interest expense for the first quarter of 2016 was $8.0 million, a decrease of $1.2 million or 13% from $9.2 million in the first quarter of 2015. Average interest bearing liabilities increased $875.0 million or 20% for the quarter ended March 31, 2016, as compared to the same quarter in 2015, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 24 basis points from 0.85% in the first quarter of 2015 to 0.61% in the first quarter of 2016. The average interest rate paid on savings deposits was 0.21% during the first quarter of 2016 compared to 0.26% during the first quarter of 2015, and the average interest rate paid on time deposits was 0.80% during the first quarter of 2016 compared to 1.09% during the first quarter of 2015.

Net interest income increased $18.8 million or 35% to $72.7 million in the first quarter of 2016 from $53.9 million in the first quarter of 2015. Net interest income on a tax-equivalent basis totaled $75.7 million during the first quarter of 2016, an increase of $19.4 million or 34% from $56.3 million during the first quarter of 2015. Net interest income in dollars has increased steadily for each of the last fourteen quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate position. Approximately 33% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 41% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets with tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Three Months Ended March 31, 2016 and 2015
	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,508,432	$8,735	2.33%	$1,283,509	$7,132	2.25%
Nontaxable(1)	417,224	5,400	5.21	331,339	4,486	5.49
Total securities	1,925,656	14,135	2.95	1,614,848	11,618	2.92
Interest bearing deposits	11,634	4	0.14	9,194	4	0.18
Federal funds sold	31,126	10	0.13	7,617	1	0.05
Loans and leases:(2)
Commercial and commercial real estate(1)	3,743,940	46,754	5.02	3,023,204	35,875	4.81
Residential mortgage	734,134	7,599	4.16	478,948	4,883	4.13
Agricultural and agricultural real estate(1)	467,978	5,729	4.92	418,251	5,030	4.88
Consumer	412,050	7,923	7.73	347,190	6,888	8.05
Fees on loans		1,571	—	—	1,196	—
Less: allowance for loan and lease losses	(49,815)	—	—	(42,048)	—	—
Net loans and leases	5,308,287	69,576	5.27	4,225,545	53,872	5.17
Total earning assets	7,276,703	83,725	4.63%	5,857,204	65,495	4.53%
Nonearning Assets	748,367			597,067
Total Assets	$8,025,070			$6,454,271
Interest Bearing Liabilities
Savings	$3,556,207	$1,894	0.21%	$2,830,961	$1,795	0.26%
Time, $100,000 and over	498,620	871	0.70	344,360	838	0.99
Other time deposits	642,301	1,408	0.88	536,170	1,539	1.16
Short-term borrowings	311,161	329	0.43	294,756	198	0.27
Other borrowings	264,875	3,475	5.28	391,937	4,802	4.97
Total interest bearing liabilities	5,273,164	7,977	0.61%	4,398,184	9,172	0.85%
Noninterest Bearing Liabilities
Noninterest bearing deposits	1,981,882			1,450,291
Accrued interest and other liabilities	74,253			61,050
Total noninterest bearing liabilities	2,056,135			1,511,341
Stockholders' Equity	695,771			544,746
Total Liabilities and Stockholders' Equity	$8,025,070			$6,454,271
Net interest income(1)		$75,748			$56,323
Net interest spread(1)			4.02%			3.68%
Net interest income to total earning assets(1)			4.19%			3.90%
Interest bearing liabilities to earning assets	72.47%			75.09%

(1) Tax-equivalent basis is calculated using an effective tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $2.1 million for the first quarter of 2016 compared to $1.7 million for the first quarter of 2015.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015, and under the caption "Allowance For Loan and Lease Losses" in this Form 10-Q report. Heartland believes the allowance for loan and lease losses as of March 31, 2016, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three months ended March 31, 2016 and 2015, in thousands:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Service charges and fees	$7,162	$5,404	$1,758	33%
Loan servicing income	1,268	1,041	227	22
Trust fees	3,813	3,631	182	5
Brokerage and insurance commissions	1,022	1,087	(65)	(6)
Securities gains, net	3,526	4,353	(827)	(19)
Net gains on sale of loans held for sale	11,065	13,742	(2,677)	(19)
Income on bank owned life insurance	522	524	(2)	—
Other noninterest income	1,200	881	319	36
Total noninterest income	$29,578	$30,663	$(1,085)	(4)%

Noninterest income totaled $29.6 million during the first quarter of 2016 compared to $30.7 million during the first quarter of 2015, a decrease of $1.1 million or 4%. This decrease reflected lower securities gains, net and gains on sale of loans held for sale, the effect of which was partially mitigated by in an increase in services charges and fees.

Service charges and fees totaled $7.2 million during the first quarter of 2016 compared to $5.4 million during the first quarter of 2015, an increase of $1.8 million or 33%. Service charges on checking and savings accounts recorded during the first quarter of 2016 were $1.9 million compared to $1.5 million during the first quarter of 2015, an increase of $424,000 or 29%. Overdraft fees were $2.0 million during the first quarter of 2016 compared to $1.6 million during the first quarter of 2015, an increase of $385,000 or 25%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.3 million during the first quarter of 2016 compared to $1.9 million during the first quarter of 2015, an increase of $458,000 or 24%. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016. Fees associated with credit card services were $909,000 during the first quarter of 2016 compared to $365,000 during the first quarter of 2015, an increase of $544,000 or 149%, primarily as a result of efforts to increase the level of credit card services provided at Heartland's subsidiary banks during 2015.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.3 million during the first quarter of 2016 compared to $1.0 million during the first quarter of 2015. Loan servicing income related to the servicing of commercial and agricultural loans totaled $597,000 during the first quarter of 2016 compared to $721,000 during the first quarter of 2015, a decrease of $124,000 or 17%. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $2.9 million during the first quarter of 2016 compared to $2.5 million during the first quarter of 2015, an increase of $436,000 or 17%. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $2.3 million during the first quarter of 2016 compared to $2.2 million during the first quarter of 2015, an increase of $84,000 or 4%. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $4.11 billion at March 31, 2016, compared to $3.58 billion at March 31, 2015.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Mortgage Servicing Fees	$2,931	$2,921	$2,738	$2,553	$2,495
Mortgage Servicing Rights Amortization	(2,259)	(2,154)	(2,086)	(2,186)	(2,175)
Total Residential Mortgage Loan Servicing Income	$672	$767	$652	$367	$320
Net Gains On Sale of Residential Mortgage Loans	$10,368	$6,789	$8,489	$14,121	$13,602
Total Residential Mortgage Loan Applications	$406,999	$307,163	$443,294	$615,463	$647,487
Residential Mortgage Loans Originated	$238,266	$258,939	$370,956	$421,798	$319,581
Residential Mortgage Loans Sold	$220,381	$260,189	$360,172	$402,151	$268,786
Residential Mortgage Loan Servicing Portfolio	$4,112,519	$4,057,861	$3,963,677	$3,785,794	$3,578,409

Net gains on sale of loans held for sale totaled $11.1 million during the first quarter of 2016 compared to $13.7 million during the first quarter of 2015, a decrease of $2.6 million or 19%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $407.0 million in the first quarter of 2016 compared to $647.5 million in the first quarter of 2015, a decrease of $240.5 million or 37%. The volume of mortgage loans sold totaled $220.4 million during the first quarter of 2016, a $48.4 million or 18% decrease from the $268.8 million sold during the first quarter of 2015. These decreases were attributable to the decreasing interest rate environment during the last quarter of 2014 and first of quarter of 2015 compared to an interest rate environment that remained relatively flat during the last quarter of 2015 and first quarter of 2016. Principally due to the changing interest rate environment, the percentage of residential mortgage loans that represented refinancings was 53% during the first quarter of 2015 compared to 42% during the first quarter of 2016. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $697,000 during the first quarter of 2016 compared to $140,000 during the first quarter of 2015. An area of emphasis for the Community Banc-Corp of Sheboygan, Inc. bank branches was the origination for sale of small business loans written under the United States Small Business Administration and United States Department of Agriculture Rural Development Business and Industry loan programs. This focus was the primary reason for the increased gains on sale of commercial and agricultural loans during first quarter of 2016.

Trust fees increased $182,000 or 5% during the first quarter of 2016 compared to the same quarter in 2015. A large portion of trust fees are based upon the market value of the trust assets under management, which was $2.22 billion at March 31, 2016, compared to $1.92 billion at December 31, 2015, and $2.06 billion at March 31, 2015. Those values fluctuate throughout the year as market conditions improve or decline.

Net securities gains totaled $3.5 million during the first quarter of 2016 compared to $4.4 million during the first quarter of 2015, a decrease of $827,000 or 19%.

Other noninterest income was $1.2 million during the first quarter of 2016 compared to $881,000 during the first quarter of 2015, an increase of $319,000 or 36%, which was primarily attributable to the reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three month periods ended March 31, 2016 and 2015, in thousands:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Salaries and employee benefits	$41,714	$36,638	$5,076	14%
Occupancy	5,003	4,259	744	17
Furniture and equipment	2,113	2,106	7	—
Professional fees	7,010	6,044	966	16
FDIC insurance assessments	1,168	956	212	22
Advertising	1,284	1,181	103	9
Intangible assets amortization	1,895	631	1,264	200
Other real estate and loan collection expenses	572	465	107	23
Loss on sales/valuations of assets, net	313	353	(40)	(11)
Other noninterest expenses	9,237	6,981	2,256	32
Total Noninterest Expenses	$70,309	$59,614	$10,695	18%
Efficiency ratio, fully taxable equivalent(1)	66.90%	70.95%

(1) See the reconciliation of Non-GAAP measure below.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended March 31,
	2016	2015
Net interest income	$72,707	$53,930
Taxable equivalent adjustment(1)	3,041	2,393
Fully taxable equivalent net interest income	75,748	56,323
Noninterest income	29,578	30,663
Securities gains, net	(3,526)	(4,353)
Adjusted income	$101,800	$82,633

Total noninterest expenses	$70,309	$59,614
Less:
Intangible assets amortization	1,895	631
Partnership investment in historic rehabilitation tax credits	—	—
Loss on sales/valuations of assets, net	313	353
Adjusted noninterest expenses	$68,101	$58,630

Efficiency ratio, fully taxable equivalent(2)	66.90%	70.95%

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

For the first quarter of 2016, noninterest expenses totaled $70.3 million compared to $59.6 million during the first quarter of 2015, an increase of $10.7 million or 18%. The categories with the most significant increases were salaries and employee benefits, professional fees, intangible assets amortization and other noninterest expenses. These increases were primarily attributable to the recent acquisitions.

One of Heartland's top priorities is to improve its efficiency ratio to a ratio of 65% by the end of 2016. During the first quarter of 2016, Heartland's efficiency ratio was 66.90% in comparison with 68.53% during the fourth quarter of 2015 and 70.95% during the first quarter of 2015. During the second and third quarters of 2015, management announced the consolidation of two banking centers and the closing of seven under-performing loan production offices. During the first quarter of 2016, management announced the closing of one additional loan production office located outside of Heartland's geographic footprint. Heartland also expects to improve its efficiency ratio by completing systems conversions of acquired banks as soon as possible after the closing dates. The Premier Valley Bank systems conversion was completed during the first quarter of 2016, and the systems conversion for Centennial Bank is scheduled for completion during the second quarter of 2016.

The largest component of noninterest expenses, salaries and employee benefits, increased $5.1 million or 15% during the first quarter of 2016 as compared to the same quarter in 2015. This increase was primarily attributable to the additional salaries and employee benefits for employees of Premier Valley Bank, which was acquired in the fourth quarter of 2015, and Centennial Bank, which was acquired in the first quarter of 2016. Full-time equivalent employees totaled 1,907 on March 31, 2016, compared to 1,776 on March 31, 2015. Included in the full-time equivalent employees on March 31, 2016, were approximately 90 at Premier Valley Bank and 105 at Centennial Bank. The closing of out-of-footprint mortgage loan production offices resulted in a reduction of approximately 45 full-time equivalent employees during the first quarter of 2016.

Occupancy expense increased $744,000 or 17% during the first quarter of 2016 compared to the first quarter of 2015. A majority of this increase was attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016.

Professional fees increased $966,000 or 16% during the first quarter of 2016 compared to the first quarter of 2015, primarily a result of additional services provided to Heartland by third-party advisors, including services performed in connection with acquisitions.

Intangible assets amortization increased $1.3 million or 200% during the first quarter of 2016 compared to the first quarter of 2015 as a result of the acquisitions completed during the last half of 2015 and first quarter of 2016.

For the first quarter of 2016, other noninterest expenses increased $2.3 million or 32% over the first quarter of 2015. These increases were primarily a result of additional investments in technology and initial and ongoing costs associated with the acquisitions.

Income Taxes

Heartland's effective tax rate was 33.10% for the first quarter of 2016 compared to 32.60% for the first quarter of 2015. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $304,000 during the first quarter of 2016 compared to $145,000 during the first quarter of 2015. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 18.88% during the first quarter of 2016 compared to 19.07% during the first quarter of 2015.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities, fees from deposit and ancillary services and net security gains. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sale of mortgage loans into the secondary market, the servicing of mortgage loans for various investors and loan origination fee income. See Note 9 to our consolidated financial statements for further information regarding our segment reporting.

Income before taxes for the community and other banking segment for the first quarter of 2016 was $28.3 million compared to $20.8 million for the first quarter of 2015, a $7.5 million or 36% increase, primarily as a result of increased net interest income and increased noninterest income, the effect of which was partially offset by increased noninterest expenses. Net interest income from the community and other banking segment improved by $18.7 million or 35% for the first quarter of 2016 as compared to the first quarter of 2015, primarily as a result of additional earning assets from the four acquisitions completed during 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016, combined with strong loan growth experienced during the last half of 2015. Noninterest income allocable to the community and other banking segment totaled $18.5 million during the first three months of 2016 compared to $17.1 million during the first three months of 2015, an increase of $1.5 million or 9%, primarily a result of increased service charges and fees. Noninterest expenses allocable to the community and other banking segment increased $12.3 million or 26% during the first quarter of 2016 as compared to the first quarter of 2015, which was primarily a result of the acquisitions.

The retail mortgage banking segment recorded income before taxes of $1.6 million for the first quarter of 2016 compared to income before taxes of $2.5 million for the first quarter of 2015, a decrease of $893,000 or 36%. Noninterest income from the retail mortgage banking segment totaled $11.0 million during the first quarter of 2016 compared to $13.6 million during the first quarter of 2015, a $2.6 million or 19% decrease. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $407.0 million in the first quarter of 2016 compared to $647.5 million in the first quarter of 2015, a decrease of $240.5 million or 37%. The volume of mortgage loans sold totaled $220.4 million during the first quarter of 2016, an 18% decrease from the $268.8 million sold during the first quarter of 2015. Noninterest expenses allocable to the retail mortgage banking segment were $10.6 million during the first quarter of 2016 compared to $12.2 million during the first quarter of 2015, a decrease of $1.6 million or 13%. During 2015, management refined its strategy with respect to its retail mortgage banking business by emphasizing growth in this line of business in bank subsidiary locations instead of in out-of-footprint locations. To implement this strategy, seven under-performing mortgage loan production offices were closed during the second and third quarters of 2015, and an additional closure was announced during the first quarter of 2016. In addition to reduced transaction-based compensation to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during the first quarter of 2016 in comparison with first quarter of 2015, the office closures also contributed to the reduction in noninterest expenses during the first quarter of 2016 in comparison with the first quarter of 2015.

FINANCIAL CONDITION

Total assets were $8.25 billion at March 31, 2016, an increase of $559.0 million or 7% since year-end 2015. Included in this growth, at fair value, was $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction.

Lending Activities

Total net loans and leases held to maturity were $5.50 billion at March 31, 2016, compared to $5.00 billion at year-end 2015, an increase of $501.5 million or 10%. This increase includes $581.5 million of total loans and leases held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this transaction, total loans and leases held to maturity decreased $80.0 million or 2%. This downward trend began to reverse during the month of March 2016 and the loan pipeline looks stronger for the second quarter of 2016. Management expects loan growth will fluctuate from quarter-to-quarter, but overall to average 1% to 2% per quarter.

The table below presents the composition of the loan portfolio as of March 31, 2016, and December 31, 2015, in thousands:

LOAN PORTFOLIO	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,295,504	23.53%	$1,279,214	25.56%
Commercial real estate	2,555,268	46.40	2,326,360	46.50
Agricultural and agricultural real estate	471,271	8.56	471,870	9.43
Residential mortgage	753,666	13.69	539,555	10.78
Consumer	430,699	7.82	386,867	7.73
Gross loans and leases receivable held to maturity	5,506,408	100.00%	5,003,866	100.00%
Unearned discount	(640)		(488)
Deferred loan fees	(2,763)		(1,892)
Total net loans and leases receivable held to maturity	5,503,005		5,001,486
Allowance for loan and lease losses	(49,738)		(48,685)
Loans and leases receivable, net	$5,453,267		$4,952,801

Loans and leases secured by real estate, either fully or partially, totaled $3.75 billion or 68% of gross loans and leases at March 31, 2016. Excluding purchase accounting valuations, of the properties securing non-farm, nonresidential real estate loans, 56% are owner occupied. The largest categories within Heartland's real estate secured loans at March 31, 2016, and December 31, 2015, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2016	December 31, 2015
Residential real estate, excluding residential construction and residential lot loans	$916,658	$849,296
Industrial, manufacturing, business and commercial	488,426	429,891
Agriculture	250,110	255,345
Retail	303,464	239,975
Office	311,258	275,289
Land development and lots	121,294	122,551
Hotel, resort and hospitality	121,205	115,083
Multi-family	172,362	179,243
Food and beverage	88,958	90,339
Warehousing	105,482	82,356
Health services	119,631	101,961
Residential construction	102,645	97,205
All other	163,257	164,255
Loans acquired in the quarter	512,834	318,797
Purchase accounting valuations	(24,945)	(20,994)
Total loans secured by real estate	$3,752,639	$3,300,592

Allowance For Loan and Lease Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and lease losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan and lease losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for loan and lease losses, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2015.

The allowance for loan and lease losses at March 31, 2016, was 0.90% of loans and leases and 102.79% of nonperforming loans compared to 0.97% of loans and leases and 122.77% of nonperforming loans at December 31, 2015.

Nonperforming loans were $48.4 million or 0.88% of total loans and leases at March 31, 2016, compared to $39.7 million or 0.79% of total loans and leases at December 31, 2015, an increase of $8.7 million or 22%. Exclusive of $1.6 million of nonperforming loans acquired in the CIC Bancshares, Inc. transaction, nonperforming loans increased $7.2 million or 18% since year-end 2015. A majority of the new nonperforming loans were part of the loan portfolios acquired in the bank acquisitions completed during 2015, which had been identified as potential problem loans prior to the closing of the acquisitions. Heartland's special assets group continues to work with these borrowers to obtain an appropriate resolution of these nonperforming loans. At March 31, 2016, approximately $15.5 million or 32% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to an aggregate of eight borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $12.0 million at March 31, 2016, and $8.9 million at December 31, 2015.

Loans delinquent 30 to 89 days as a percent of total loans increased to 0.45% at March 31, 2016, in comparison with 0.31% at December 31, 2015, primarily due agricultural loans made to a borrower experiencing financial difficulties.

The tables below present the changes in the allowance for loan and lease losses during the three months ended March 31, 2016 and 2015, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$48,685	$41,449
Provision for loan and lease losses	2,067	1,671
Recoveries on loans and leases previously charged off	591	738
Charge-offs on loans and leases	(1,605)	(2,004)
Balance at end of period	$49,738	$41,854
Annualized ratio of net charge offs to average loans and leases	0.08%	0.12%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2016	2015	2015	2014
Not covered under loss share agreements:
Nonaccrual loans and leases	$47,750	$27,023	$39,655	$25,070
Loan and leases contractually past due 90 days or more	639	9	—	—
Total nonperforming loans and leases	48,389	27,032	39,655	25,070
Other real estate	11,338	19,097	11,524	19,016
Other repossessed assets	426	404	485	445
Total nonperforming assets not covered under loss share agreements	$60,153	$46,533	$51,664	$44,531
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$—	$—	$278
Other real estate	—	—	—	—
Total nonperforming assets covered under loss share agreements	$—	$—	$—	$278
Performing troubled debt restructured loans(1)	$10,711	$10,904	$11,075	$12,133
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	0.88%	0.64%	0.79%	0.63%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.09%	1.09%	1.03%	1.14%
Nonperforming assets not covered under loss share agreements to total assets	0.73%	0.72%	0.67%	0.74%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the first three months of 2016, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2015	$39,655	$11,524	$485	$51,664
Loan foreclosures	(442)	436	6	—
Net loan charge-offs	(1,014)	—	—	(1,014)
Acquired nonperforming assets	1,582	1,934	—	3,516
New nonperforming loans	12,171	—	—	12,171
Reduction of nonperforming loans(1)	(3,563)	—	—	(3,563)
OREO/Repossessed assets sales proceeds	—	(2,345)	(66)	(2,411)
OREO/Repossessed assets writedowns, net	—	(211)	29	(182)
Net activity at Citizens Finance Co.	—	—	(28)	(28)
March 31, 2016	$48,389	$11,338	$426	$60,153

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 24% of total assets at both March 31, 2016, and December 31, 2015. Total available for sale securities as of March 31, 2016, were $1.69 billion, an increase of $112.1 million or 7% from $1.58 billion at December 31, 2015.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity securities, by major category, as of March 31, 2016, and December 31, 2015, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$6,619	0.33%	$25,766	1.37%
Mortgage-backed securities	1,388,687	69.99	1,247,071	66.37
Obligation of states and political subdivisions	552,303	27.84	570,730	30.37
Corporate debt securities	830	0.04	846	0.05
Equity securities	13,377	0.67	13,138	0.70
Other securities	22,325	1.13	21,443	1.14
Total securities	$1,984,141	100.00%	$1,878,994	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 70% at March 31, 2016, compared to 66% at December 31, 2015. Approximately 79% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2016. Heartland's securities portfolio had an expected duration of 4.1 years as of March 31, 2016, compared to 3.9 years at year-end 2015.

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

At March 31, 2016, Heartland had $22.3 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits And Borrowed Funds

Total deposits were $6.92 billion as of March 31, 2016, compared to $6.41 billion at year-end 2015, an increase of $518.5 million or 8%. This increase includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this acquisition, total deposits decreased $129.6 million or 2%. This entire decrease was attributable to reduced time deposits, which decreased $131.4 million or 12% when excluding the $149.5 million of time deposits acquired in the CIC Bancshares, Inc. transaction. This trend of reduced time deposits is expected to continue during the second quarter of 2016 as management remains focused on building its demand and savings deposit customer base. Heartland does not plan to offer highly competitive interest rates on time deposits except to customers with which it has significant banking relationships. Demand deposits totaled $2.08 billion at March 31, 2016, an increase of $165.4 million or 9% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction. Deposit composition continued to reflect a favorable mix with demand deposits at 30% of total deposits, savings deposits at 53% and time deposits at 17% at both March 31, 2016, and December 31, 2015.

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in either the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings was $325.7 million at March 31, 2016, compared to $293.9 million at year-end 2015. Short-term FHLB advances of $32.7 million were included in short-term borrowings at March 31, 2016, in comparison with $11.1 million at December 31, 2015.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, sweeping excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $207.2 million at March 31, 2016, compared to $253.7 million at December 31, 2015.

Also included in short-term borrowings is a $20.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. A balance of $15.0 million was outstanding on this line at both March 31, 2016, and December 31, 2015. Heartland entered into an additional non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provides borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its existing amortizing term loan with the same unaffiliated bank described below. At March 31, 2016, a $40.0 million balance was outstanding on this non-revolving credit line compared to no balance outstanding at December 31, 2015. Any outstanding balance on the non-revolving credit line is due on November 30, 2016.

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, term borrowings under term notes, subordinated notes and senior notes, and obligations under trust preferred capital securities. As of March 31, 2016, the amount of other borrowings was $265.8 million, an increase of $2.5 million or 1% since year-end 2015.

Long-term FHLB borrowings with an original term of more than one year totaled $12.2 million at March 31, 2016, compared to $17.2 million at December 31, 2015, a decrease of $5.1 million or 30%. Total long-term FHLB borrowings at March 31, 2016, had an average rate of 2.29% and an average maturity of 3.2 years. Structured wholesale repurchase agreements totaled $30.0 million at both March 31, 2016 and December 31, 2015.

In 2008, Heartland entered into various wholesale repurchase agreements, which had balances totaling $30.0 million at both March 31, 2016, and December 31, 2015. These wholesale repurchase agreements mature in 2018.

In April 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. The outstanding balance on this amortizing term loan was $8.6 million at March 31, 2016, compared to $8.9 million at December 31, 2015. At maturity, this amortizing term loan was repaid with an advance on Heartland's non-revolving credit line.

Heartland had senior notes totaling $16.0 million outstanding at both March 31, 2016, and December 31, 2015, and subordinated notes totaling $82.1 million outstanding at March 31, 2016, and $74.1 million at December 31, 2015. Included in the subordinated notes at March 31, 2016, were the $2.0 million of subordinated convertible notes and $5.9 million of subordinated debentures assumed in the CIC Bancshares, Inc. transaction.

A schedule of Heartland's trust preferred securities outstanding as of March 31, 2016, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/16(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	25,774	03/17/2004	2.75% over LIBOR	3.39%(2)	03/17/2034	06/17/2016
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.95%(3)	04/07/2036	07/07/2016
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	06/15/2016
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.12%(5)	09/01/2037	06/01/2016
Morrill Statutory Trust I	8,735	12/19/2002	3.25% over LIBOR	3.88%(6)	12/26/2032	06/26/2016
Morrill Statutory Trust II	8,337	12/17/2003	2.85% over LIBOR	3.49%(7)	12/17/2033	06/17/2016
Sheboygan Statutory Trust I	6,199	9/17/2003	2.95% over LIBOR	3.59%	09/17/2033	06/17/2016
CBNM Capital Trust I	4,222	9/10/2004	3.25% over LIBOR	3.88%	12/15/2034	06/15/2016
	$115,124

(1) Effective weighted average interest rate as of March 31, 2016, was 4.97% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of March 31, 2016, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of March 31, 2016, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of March 31, 2016, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of March 31, 2016, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of March 31, 2016, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies are evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the "Tier 1 Leverage Capital Ratio") and at minimum levels relative to "risk-weighted assets" which are calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the "Tier 1 Risk-Based Capital Ratio"), and to maintain total capital at minimum levels relative to risk-weighted assets (the "Total Risk-Based Capital Ratio"). Starting in 2015, bank holding companies became subject to a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules and are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that were previously excluded from the definition of Tier 1 capital, but were allowed to make a one-time election not to include those effects. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital. Under the Basel III rules, the requirements to be categorized as well-capitalized changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the Federal Deposit Insurance Corporation categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	March 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratios:
Tier 1 capital	$648,796	9.98%	$683,706	11.56%
Tier 1 capital minimum requirement	389,880	6.00%	354,980	6.00%
Excess	$258,916	3.98%	$328,726	5.56%

Common equity Tier 1	$530,053	8.16%	$487,132	8.23%
Common equity Tier 1 minimum requirement	292,410	4.50%	266,324	4.50%
Excess	$237,643	3.66%	$220,808	3.73%

Total capital	$778,834	11.99%	$812,568	13.74%
Total capital minimum requirement	519,840	8.00%	473,282	8.00%
Excess	$258,994	3.99%	$339,286	5.74%
Total risk-adjusted assets	$6,497,996		$5,916,027

Leverage Capital Ratios(1)
Tier 1 capital	$648,796	8.22%	$683,706	9.58%
Tier 1 capital minimum requirement(2)	315,621	4.00%	285,606	4.00%
Excess	$333,175	4.22%	$398,100	5.58%
Average adjusted assets (less goodwill and other intangible assets)	$7,890,530		$7,140,152

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) Heartland has established a minimum target leverage ratio of 4.00%. Based on Federal Reserve Bank guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

Heartland filed a universal shelf registration statement with the Securities and Exchange Commission on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in equity securities. The shelf registration statement provides Heartland with the ability to raise capital, subject to Securities and Exchange Commission rules and limitations, if Heartland’s board of directors decides to do so. At March 31, 2016, $75.0 million was available to be issued under the universal shelf registration statement.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado, in a transaction valued at approximately $76.9 million. Of this amount, approximately $15.7 million was paid in cash and the remainder was provided by the issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. Simultaneous with closing of the transaction, Centennial Bank merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the name Centennial Bank and Trust.

Common stockholders' equity was $665.8 million at March 31, 2016, compared to $581.5 million at December 31, 2015. Book value per common share was $27.15 at March 31, 2016, compared to $25.92 at year-end 2015. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized gains on securities available for sale and derivative instruments, net of applicable taxes, of $1.9 million at March 31, 2016, compared to unrealized losses of $4.1 million at December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2016, and December 31, 2015, commitments to extend credit aggregated $1.77 billion and $1.56 billion, and standby letters of credit aggregated $51.8 million and $55.4 million, respectively.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015. As part of the CIC Bancshares, Inc. transaction completed on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes and $5.9 million of subordinated debentures. Except for the commitments with respect to the CIC Bancshares, Inc. acquisition, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, debt repayment requirements under other obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its bank subsidiaries and the issuance of debt securities. At March 31, 2016, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which $15.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank that provides borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on Heartland's existing amortizing term loan with the same unaffiliated bank. At March 31, 2016, $40.0 million was outstanding on this non-revolving credit line and an additional borrowing capacity of $1.4 million was available. These credit agreements contains specific financial covenants, all of which Heartland was in compliance with as of March 31, 2016.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in Heartland's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current issues in the banking industry, Heartland has changed its strategic growth initiatives from establishing de novo banks and branching to acquisitions. Heartland is focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

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

Operating activities provided $22.9 million of cash during the first three months of 2016. In contrast, operating activities used $18.2 million of cash during the first three months of 2015. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $1.8 million during the first three months of 2016 compared to $34.4 million during the first three months of 2015.

Investing activities provided cash of $74.4 million during the first three months of 2016 compared to $130.4 million during the first three months of 2015. The proceeds from securities sales, paydowns and maturities were $349.0 million during the first three months of 2016 compared to $332.6 million during the first three months of 2015. Cash used for the purchase of securities totaled $363.0 million during the first three months of 2016 compared to $234.4 million during the first three months of 2015. A net change in loans and leases provided $78.5 million of cash during the first three months of 2016 compared to $25.7 million during the first three months of 2015.

Financing activities used cash of $222.9 million during the first three months of 2016 compared to $74.4 million during the first three months of 2015. The net increase in demand and savings deposits provided cash of $1.8 million during the first three months of 2016 compared to providing $90.1 million during the first three months of 2015, while the net decrease in time deposits used cash of $131.4 million during the first three months of 2016 compared to $25.6 million during the first three months of 2015. Short-term borrowings activity used cash of $3.9 million during the first three months of 2016 compared to using $95.8 million of cash during the first three months of 2015. Other borrowing activity used cash of $5.5 million during the first three months of 2016 compared to $40.5 million during the first three months of 2015. Also included in the use of cash during the first three months of 2016 was the $81.7 million of cash used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of increases in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships, and, as a result, short-term borrowing balances will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, management intends to rely on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, Heartland's bank subsidiaries may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the bank subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of with $15.0 million had been drawn down at March 31, 2016. Heartland also has a non-revolving credit line with the same unaffiliated bank under which $40.0 was outstanding at March 31, 2016. The non-revolving credit line provided an additional borrowing capacity of $1.4 million at March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on the current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first three months of 2016.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2016, and March 31, 2015, provided the following results, in thousands:

	2016		2015
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$277,416	(2.76)%	$202,855	(2.37)%
Base	$285,293		$207,778
Up 200 Basis Points	$281,351	(1.38)%	$202,708	(2.44)%
Year 2
Down 100 Basis Points	$266,563	(6.57)%	$193,859	(6.70)%
Base	$287,656	0.83%	$207,469	(0.15)%
Up 200 Basis Points	$289,691	1.54%	$207,638	(0.07)%

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

Heartland enters into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and subject to specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the loan is made or the letter or credit is issued.

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both March 31, 2016, and December 31, 2015, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2015 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	(1) (2)	Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
10.2	(1) (2)	Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
10.3	(1) (2)	Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.
31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(2)
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

(1) Management contracts or compensatory plans or agreements.
(2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.
(Registrant)

/s/ Lynn B. Fuller
By: Lynn B. Fuller
Chairman and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bryan R. McKeag
By: Bryan R. McKeag
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

/s/ Janet M. Quick
By: Janet M. Quick
Executive Vice President and Deputy Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: May 6, 2016