Form 10-Q
period 2016-06-30
HEARTLAND FINANCIAL USA INC
filed 2016-08-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 4, 2016, the Registrant had outstanding 24,545,467 shares of common stock, $1.00 par value per share.

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
10.3 Promissory Note and Third Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016.
10.4 Promissory Note and Fourth Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2016.
10.5 Promissory Note and Fifth Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated July 20, 2016.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and due from banks	$222,718	$237,841
Federal funds sold and other short-term investments	7,232	20,958
Cash and cash equivalents	229,950	258,799
Time deposits in other financial institutions	2,105	2,355
Securities:
Available for sale, at fair value (cost of $1,556,884 at June 30, 2016, and $1,584,703 at December 31, 2015)	1,566,592	1,578,434
Held to maturity, at cost (fair value of $292,854 at June 30, 2016, and $294,513 at December 31, 2015)	270,423	279,117
Other investments, at cost	22,680	21,443
Loans held for sale	82,538	74,783
Loans and leases receivable:
Held to maturity	5,482,258	5,001,486
Allowance for loan and lease losses	(51,756)	(48,685)
Loans and leases receivable, net	5,430,502	4,952,801
Premises, furniture and equipment, net	164,812	146,259
Premises, furniture and equipment held for sale	3,889	3,889
Other real estate, net	11,003	11,524
Goodwill	127,699	97,852
Core deposit intangibles, net	25,213	22,019
Servicing assets, net	35,654	34,926
Cash surrender value on life insurance	111,425	110,297
Other assets	119,916	100,256
TOTAL ASSETS	$8,204,401	$7,694,754
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$2,149,911	$1,914,141
Savings	3,691,791	3,367,479
Time	995,870	1,124,203
Total deposits	6,837,572	6,405,823
Short-term borrowings	303,707	293,898
Other borrowings	296,895	263,214
Accrued expenses and other liabilities	78,264	68,646
TOTAL LIABILITIES	7,516,438	7,031,581
STOCKHOLDERS' EQUITY:
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 0 shares and 81,698 shares outstanding at June 30, 2016 and December 31, 2015, respectively)	—	81,698
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; authorized, issued and outstanding 3,000 shares at June 30, 2016, and 0 shares authorized, issued and outstanding at December 31, 2015)	3,777	—
Common stock (par value $1 per share; 30,000,000 shares authorized at both June 30, 2016, and December 31, 2015; issued 24,544,261 shares at June 30, 2016, and 22,435,693 shares at December 31, 2015)	24,544	22,436
Capital surplus	274,682	216,436
Retained earnings	384,479	348,630
Accumulated other comprehensive income (loss)	513	(6,027)
Treasury stock at cost (885 shares at June 30, 2016, and 0 shares at December 31, 2015)	(32)	—
TOTAL STOCKHOLDERS' EQUITY	687,963	663,173
TOTAL LIABILITIES AND EQUITY	$8,204,401	$7,694,754

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$69,809	$55,824	$138,234	$108,873
Interest on securities:
Taxable	7,952	6,739	16,687	13,871
Nontaxable	3,566	2,874	7,076	5,790
Interest on federal funds sold	1	1	11	2
Interest on interest bearing deposits in other financial institutions	3	3	7	7
TOTAL INTEREST INCOME	81,331	65,441	162,015	128,543
INTEREST EXPENSE:
Interest on deposits	4,021	3,819	8,194	7,991
Interest on short-term borrowings	519	212	848	410
Interest on other borrowings (includes $465 and $559 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2016 and 2015, respectively, and $971 and $1,123 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2016 and 2015, respectively)	3,673	3,766	7,148	8,568
TOTAL INTEREST EXPENSE	8,213	7,797	16,190	16,969
NET INTEREST INCOME	73,118	57,644	145,825	111,574
Provision for loan and lease losses	2,118	5,674	4,185	7,345
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	71,000	51,970	141,640	104,229
NONINTEREST INCOME:
Service charges and fees	8,022	5,900	15,184	11,304
Loan servicing income	1,292	1,163	2,560	2,204
Trust fees	3,625	3,913	7,438	7,544
Brokerage and insurance commissions	886	916	1,908	2,003
Securities gains, net (includes $4,622 and $3,110 of net security gains reclassified from accumulated other comprehensive income for the three months ended June 30, 2016 and 2015, respectively, and $8,378 and $7,463 of net security gains reclassified from accumulated other comprehensive income for six months ended June 30, 2016 and 2015, respectively)	4,622	3,110	8,148	7,463
Net gains on sale of loans held for sale	11,270	14,599	22,335	28,341
Valuation allowance on commercial servicing rights	(46)	—	(46)	—
Income on bank owned life insurance	591	459	1,113	983
Other noninterest income	764	601	1,964	1,482
TOTAL NONINTEREST INCOME	31,026	30,661	60,604	61,324
NONINTEREST EXPENSES:
Salaries and employee benefits	41,985	36,851	83,699	73,489
Occupancy	5,220	4,028	10,223	8,287
Furniture and equipment	2,442	2,176	4,555	4,282
Professional fees	7,486	5,249	14,496	11,293
FDIC insurance assessments	1,120	899	2,288	1,855
Advertising	1,551	1,333	2,835	2,514
Intangible assets amortization	1,297	715	3,192	1,346
Other real estate and loan collection expenses	659	753	1,231	1,218
(Gain)/loss on sales/valuations of assets, net	(43)	1,509	270	1,862
Other noninterest expenses	9,303	9,969	18,540	16,950
TOTAL NONINTEREST EXPENSES	71,020	63,482	141,329	123,096
INCOME BEFORE INCOME TAXES	31,006	19,149	60,915	42,457
Income taxes (includes $1,551 and $952 of income tax expense reclassified from accumulated other comprehensive income for the three months ended June 30, 2016 and 2015, respectively, and $2,763 and $2,365 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2016 and 2015, respectively)	10,036	3,989	19,936	11,588
NET INCOME	20,970	15,160	40,979	30,869
Preferred dividends	(52)	(204)	(220)	(408)
Interest expense on convertible preferred debt	31	—	31	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,949	$14,956	$40,790	$30,461
EARNINGS PER COMMON SHARE - BASIC	$0.85	$0.73	$1.69	$1.49
EARNINGS PER COMMON SHARE - DILUTED	$0.84	$0.72	$1.66	$1.47
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.20	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME	$20,970	$15,160	$40,979	$30,869
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	3,903	(2,764)	23,970	8,714
Reclassification adjustment for net gains realized in net income	(4,622)	(3,110)	(8,378)	(7,463)
Net change in non-credit related other than temporary impairment	—	24	7	48
Income taxes	289	2,361	(6,235)	(498)
Other comprehensive income (loss) on securities	(430)	(3,489)	9,364	801
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(2,044)	1,509	(5,467)	55
Reclassification adjustment for net losses on derivatives realized in net income	465	559	971	1,123
Income taxes	598	(775)	1,672	(448)
Other comprehensive income (loss) on cash flow hedges	(981)	1,293	(2,824)	730
Other comprehensive income (loss)	(1,411)	(2,196)	6,540	1,531
TOTAL COMPREHENSIVE INCOME	$19,559	$12,964	$47,519	$32,400

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,979	$30,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,841	11,174
Provision for loan and lease losses	4,185	7,345
Net amortization of premium on securities	16,204	14,645
Securities gains, net	(8,148)	(7,463)
Stock based compensation	2,386	1,908
Write downs and losses on repossessed assets, net	574	924
Loans originated for sale	(546,050)	(724,081)
Proceeds on sales of loans held for sale	554,427	710,753
Net gains on sale of loans held for sale	(16,132)	(21,328)
Decrease in accrued interest receivable	1,651	1,478
Decrease in prepaid expenses	683	100
Decrease in accrued interest payable	(406)	(867)
Capitalization of servicing rights	(6,203)	(7,156)
Valuation adjustment on commercial servicing rights	46	—
Write downs and losses on sales of assets, net	(304)	938
Other, net	(8,316)	(10,275)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,417	8,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	622,375	526,026
Proceeds from the sale of securities held to maturity	4,057	—
Proceeds from the sale of other investments	4,116	10,336
Proceeds from the maturity of and principal paydowns on securities available for sale	82,513	86,625
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,962	646
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	250	250
Purchase of securities available for sale	(594,135)	(529,670)
Purchase of other investments	(1,867)	(9,009)
Net (increase) decrease in loans and leases	98,232	(184,039)
Purchase of bank owned life insurance policies	—	(1,100)
Capital expenditures	(7,360)	(3,984)
Net cash and cash equivalents received in acquisition	8,084	7,103
Proceeds from the sale of equipment	485	15
Proceeds on sale of OREO and other repossessed assets	3,161	5,402
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	223,873	(91,399)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	61,509	64,348
Net increase (decrease) in time deposit accounts	(277,871)	50,980
Net increase (decrease) in short-term borrowings	(63,807)	86,718
Proceeds from short term FHLB advances	210,000	248,100
Repayments of short term FHLB advances	(172,150)	(212,000)
Proceeds from other borrowings	40,000	29,000
Repayments of other borrowings	(14,495)	(134,389)
Redemption of preferred stock	(81,698)	—
Purchase of treasury stock	(1,698)	(2,173)
Proceeds from issuance of common stock	1,101	1,578
Excess tax benefits on exercised stock options	1,100	651
Dividends paid	(5,130)	(4,527)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(303,139)	128,286
Net increase (decrease) in cash and cash equivalents	(28,849)	45,851
Cash and cash equivalents at beginning of year	258,799	73,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229,950	$119,722
Supplemental disclosures:
Cash paid for income/franchise taxes	$12,570	$6,969
Cash paid for interest	$16,595	$20,836
Loans transferred to OREO	$1,359	$4,046
Sales of securities available for sale, accrued, not settled	$2,201	$34,129
Purchase of securities available for sale, accrued, not settled	$64	$—
Stock consideration granted for acquisition	$57,433	$53,052

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				30,869	1,531		32,400
Cash dividends declared:
Series C Preferred, $5.00 per share				(408)			(408)
Common, $0.20 per share				(4,119)			(4,119)
Purchase of 36,176 shares of common stock						(2,173)	(2,173)
Issuance of 2,139,376 shares of common stock		2,105	51,065			2,111	55,281
Stock based compensation			1,908				1,908
Balance at June 30, 2015	$81,698	$20,616	$148,789	$325,106	$3,059	$(62)	$579,206
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				40,979	6,540		47,519
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $17.50 per share				(52)			(52)
Common, $0.20 per share				(4,910)			(4,910)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Purchase of 33,503 shares of common stock						(1,698)	(1,698)
Issuance of 2,141,186 shares of common stock		2,108	55,860			1,666	59,634
Stock based compensation			2,386				2,386
Balance at June 30, 2016	$3,777	$24,544	$274,682	$384,479	$513	$(32)	$687,963

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2016 and 2015, are shown in the table below:

	Three Months Ended June 30, 2016
(Dollars and number of shares in thousands, except per share data)	2016	2015
Net income attributable to Heartland	$20,970	$15,160
Preferred dividends and discount	(52)	(204)
Interest expense on convertible preferred debt	31	—
Net income available to common stockholders	$20,949	$14,956
Weighted average common shares outstanding for basic earnings per share	24,524	20,599
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	451	278
Weighted average common shares for diluted earnings per share	24,975	20,877
Earnings per common share — basic	$0.85	$0.73
Earnings per common share — diluted	$0.84	$0.72
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

	Six Months Ended June 30, 2016
(Dollars and number of shares in thousands, except per share data)	2016	2015
Net income attributable to Heartland	$40,979	$30,869
Preferred dividends	(220)	(408)
Interest expense on convertible preferred debt	31	—
Net income available to common stockholders	$40,790	$30,461
Weighted average common shares outstanding for basic earnings per share	24,093	20,408
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	448	274
Weighted average common shares for diluted earnings per share	24,541	20,682
Earnings per common share — basic	$1.69	$1.49
Earnings per common share — diluted	$1.66	$1.47
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016 to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of June 30, 2016, 548,079 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $1.1 million and $651,000 during the six months ended June 30, 2016 and 2015, respectively.

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

Upon death, disability, or a "qualified retirement," all performance-based RSUs granted in 2016 remain outstanding and are earned based on actual performance at the end of each performance period. All RSUs granted on or after March 8, 2016, become fully vested upon a change in control if (1) they are not assumed by the successor corporation or (2) upon an involuntary termination of the participant's employment within two years after the change in control.

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2016, and June 30, 2015, 22,153 and 22,648 RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2016 and 2015, and changes during the six months ended June 30, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,195	$25.53	396,555	$21.48
Granted	141,721	29.79	139,943	28.90
Vested	(117,898)	23.40	(151,681)	17.98
Forfeited	(10,892)	27.13	(11,198)	25.14
Outstanding at June 30	366,126	$27.60	373,619	$25.55

Total compensation costs recorded for RSUs were $2.4 million and $1.9 million for the six month periods ended June 30, 2016 and 2015. As of June 30, 2016, there were $4.4 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2016 and 2015. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of June 30, 2016 and 2015, and changes during the six months ended June 30, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	125,950	$24.08	215,851	$23.85
Granted	—	—	—	—
Exercised	(35,000)	23.53	(56,650)	22.85
Forfeited	(1,500)	21.10	(2,250)	23.88
Outstanding at June 30	89,450	$24.34	156,951	$24.18
Options exercisable at June 30	89,450	$24.34	156,951	$24.18

At June 30, 2016, the vested options totaled 89,450 shares with a weighted average exercise price of $24.34 per share and a weighted average remaining contractual life of 1.03 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of June 30, 2016, was $979,000. The intrinsic value for the total of all options exercised during the six months ended June 30, 2016, was $295,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $824,000 for the six months ended June 30, 2016, and $1.3 million for the six months ended June 30, 2015.

Total compensation costs recorded for options were $0 for both the six month periods ended June 30, 2016 and 2015. There are no unrecorded compensation costs related to options at June 30, 2016. No stock options vested during the six-month periods ended June 30, 2016 and 2015.

Subsequent Events

On July 29, 2016, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. The registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
U.S. government corporations and agencies	$4,943	$158	$—	$5,101
Mortgage-backed securities	1,226,085	13,776	(19,129)	1,220,732
Obligations of states and political subdivisions	311,883	14,583	(44)	326,422
Corporate debt securities	815	15	—	830
Total debt securities	1,543,726	28,532	(19,173)	1,553,085
Equity securities	13,158	349	—	13,507
Total	$1,556,884	$28,881	$(19,173)	$1,566,592
December 31, 2015
U.S. government corporations and agencies	$25,847	$22	$(103)	$25,766
Mortgage-backed securities	1,254,452	9,134	(20,884)	1,242,702
Obligations of states and political subdivisions	290,522	6,547	(1,087)	295,982
Corporate debt securities	740	106	—	846
Total debt securities	1,571,561	15,809	(22,074)	1,565,296
Equity securities	13,142	40	(44)	13,138
Total	$1,584,703	$15,849	$(22,118)	$1,578,434

At June 30, 2016, and December 31, 2015, the amortized cost of the available for sale securities is net of $0 and $237,000 of credit related other-than-temporary impairment ("OTTI"), respectively.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Mortgage-backed securities	$—	$—	$—	$—
Obligations of states and political subdivisions	270,423	22,717	(286)	292,854
Total	$270,423	$22,717	$(286)	$292,854
December 31, 2015
Mortgage-backed securities	$4,369	$306	$—	$4,675
Obligations of states and political subdivisions	274,748	15,595	(505)	289,838
Total	$279,117	$15,901	$(505)	$294,513

At June 30, 2016, the amortized cost of the held to maturity securities is net of $0 of credit related OTTI and $0 of non-credit related OTTI. At December 31, 2015, the amortized cost of the held to maturity securities was net of $1.5 million of credit related OTTI and $40,000 of non-credit related OTTI.

Approximately 77% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,645	$1,653
Due in 1 to 5 years	15,892	16,181
Due in 5 to 10 years	87,334	90,004
Due after 10 years	212,770	224,515
Total debt securities	317,641	332,353
Mortgage-backed securities	1,226,085	1,220,732
Equity securities	13,158	13,507
Total investment securities	$1,556,884	$1,566,592

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,380	$4,448
Due in 1 to 5 years	14,327	15,170
Due in 5 to 10 years	87,072	92,495
Due after 10 years	164,644	180,741
Total debt securities	270,423	292,854
Mortgage-backed securities	—	—
Total investment securities	$270,423	$292,854

As of June 30, 2016 and December 31, 2015, securities with a fair value of $843.0 million and $855.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required by law.

Gross gains and losses realized related to the sales of securities available for sale for the three- and six-month periods ended June 30, 2016 and 2015, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$318,927	$270,688	$622,375	$526,026
Gross security gains	5,095	3,819	9,653	8,441
Gross security losses	473	709	1,155	978

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2016, and December 31, 2015. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2015, and December 31, 2014, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	517,699	(14,569)	144,275	(4,560)	661,974	(19,129)
Obligations of states and political subdivisions	2,236	(43)	255	(1)	2,491	(44)
Corporate debt securities	—	—	—	—	—	—
Total debt securities	519,935	(14,612)	144,530	(4,561)	664,465	(19,173)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$519,935	$(14,612)	$144,530	$(4,561)	$664,465	$(19,173)
December 31, 2015
U.S. government corporations and agencies	$22,359	$(103)	$—	$—	$22,359	$(103)
Mortgage-backed securities	724,330	(15,523)	139,562	(5,361)	863,892	(20,884)
Obligations of states and political subdivisions	68,482	(896)	7,460	(191)	75,942	(1,087)
Corporate debt securities	—	—	—	—	—	—
Total debt securities	815,171	(16,522)	147,022	(5,552)	962,193	(22,074)
Equity securities	6,566	(44)	—	—	6,566	(44)
Total temporarily impaired securities	$821,737	$(16,566)	$147,022	$(5,552)	$968,759	$(22,118)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Obligations of states and political subdivisions	1,388	(3)	1,131	(283)	2,519	(286)
Total temporarily impaired securities	$1,388	$(3)	$1,131	$(283)	$2,519	$(286)
December 31, 2015
Obligations of states and political subdivisions	3,646	(12)	18,033	(493)	21,679	(505)
Total temporarily impaired securities	$3,646	$(12)	$18,033	$(493)	$21,679	$(505)

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

Heartland previously recorded $981,000 of OTTI on three private label mortgage-backed securities in March 2012. The other-than-temporary credit-related losses were $797,000 in the held to maturity category and $184,000 in the available for sale category. During 2015, Heartland recorded additional credit-related OTTI on two of the private label mortgage-backed securities that previously had OTTI credit losses. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. Based on Heartland's evaluation, $769,000 of OTTI attributable to credit-related losses was recorded in December 2015. The credit-related OTTI was $716,000, of which $200,000 was reclassified from previous non-credit related OTTI in the held to maturity category. Credit-related OTTI was $53,000 in the available for sale category.

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

There were no gross realized gains and no gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended June 30, 2016. Additionally, there were no gross realized gains and no gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended June 30, 2016. There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the period ended June 30, 2015.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Reduction of non-credit related impairment related to security sales	—	—	(120)	—
Accretion of non-credit related impairment	—	(24)	(7)	(48)
Total changes to AOCI for non-credit related impairment	—	(24)	(127)	(48)
Total OTTI losses (accretion) recorded on debt securities, net	$—	$(24)	$(127)	$(48)

Included in other securities at June 30, 2016, and December 31, 2015, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $15.5 million and $14.3 million, respectively.

NOTE 4: LOANS AND LEASES

Loans and leases as of June 30, 2016, and December 31, 2015, were as follows, in thousands:

	June 30, 2016	December 31, 2015
Loans and leases receivable held to maturity:
Commercial	$1,287,301	$1,279,214
Commercial real estate	2,643,578	2,326,360
Agricultural and agricultural real estate	480,883	471,870
Residential real estate	644,267	539,555
Consumer	428,730	386,867
Gross loans and leases receivable held to maturity	5,484,759	5,003,866
Unearned discount	(686)	(488)
Deferred loan fees	(1,815)	(1,892)
Total net loans and leases receivable held to maturity	5,482,258	5,001,486
Allowance for loan and lease losses	(51,756)	(48,685)
Loans and leases receivable, net	$5,430,502	$4,952,801

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of June 30, 2016, Heartland had $2.4 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table shows the balance in the allowance for loan and lease losses at June 30, 2016, and December 31, 2015, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan and lease losses policy during 2016.

	Allowance For Loan and Lease Losses			Gross Loans and Leases Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2016
Commercial	$1,342	$14,183	$15,525	$7,985	$1,279,316	$1,287,301
Commercial real estate	2,780	20,188	22,968	53,481	2,590,097	2,643,578
Agricultural and agricultural real estate	6	4,094	4,100	14,359	466,524	480,883
Residential real estate	446	1,619	2,065	21,710	622,557	644,267
Consumer	1,351	5,747	7,098	5,708	423,022	428,730
Total	$5,925	$45,831	$51,756	$103,243	$5,381,516	$5,484,759
December 31, 2015
Commercial	$471	$15,624	$16,095	$6,919	$1,272,295	$1,279,214
Commercial real estate	698	18,834	19,532	45,442	2,280,918	2,326,360
Agricultural and agricultural real estate	—	3,887	3,887	4,612	467,258	471,870
Residential real estate	393	1,541	1,934	17,790	521,765	539,555
Consumer	1,206	6,031	7,237	5,458	381,409	386,867
Total	$2,768	$45,917	$48,685	$80,221	$4,923,645	$5,003,866

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at June 30, 2016, and December 31, 2015, in thousands. There were no nonaccrual leases, accruing leases past due 90 days or more or restructured leases at June 30, 2016, and December 31, 2015.

	June 30, 2016	December 31, 2015
Nonaccrual loans	$55,732	$37,874
Nonaccrual troubled debt restructured loans	1,321	1,781
Total nonaccrual loans	$57,053	$39,655
Accruing loans past due 90 days or more	$—	$—
Performing troubled debt restructured loans	$9,923	$11,075

The following table provides information on troubled debt restructured loans that were modified during the three- and six-month periods ended June 30, 2016, and June 30, 2015, dollars in thousands:

	Three Months Ended June 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$100	$100	1	$830	$830
Commercial real estate	1	179	179	—	—	—
Total commercial and commercial real estate	2	279	279	1	830	830
Agricultural and agricultural real estate	—	—	—	1	311	311
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$279	$279	2	$1,141	$1,141

	Six Months Ended June 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$100	$100	1	$830	$830
Commercial real estate	1	179	179	1	3,992	3,992
Total commercial and commercial real estate	2	279	279	2	4,822	4,822
Agricultural and agricultural real estate	—	—	—	1	311	311
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$279	$279	3	$5,133	$5,133

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At June 30, 2016, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following tables presents troubled debt restructured loans for which there was a payment default during the three and six months ended June 30, 2016, and June 30, 2015, that had been modified during the twelve-month period prior to default.

	With Payment Defaults During the Following Periods
	Three Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$100	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	1	100	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$100	—	$—

	With Payment Defaults During the Following Periods
	Six Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$100	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	1	100	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$100	—	$—

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until the exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of June 30, 2016, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans and leases by credit quality indicator at June 30, 2016, and December 31, 2015, in thousands:

	Pass	Nonpass	Total
June 30, 2016
Commercial	$1,154,318	$132,983	$1,287,301
Commercial real estate	2,438,572	205,006	2,643,578
Total commercial and commercial real estate	3,592,890	337,989	3,930,879
Agricultural and agricultural real estate	431,671	49,212	480,883
Residential real estate	615,626	28,641	644,267
Consumer	418,251	10,479	428,730
Total gross loans and leases receivable held to maturity	$5,058,438	$426,321	$5,484,759
December 31, 2015
Commercial	$1,106,276	$172,938	$1,279,214
Commercial real estate	2,107,474	218,886	2,326,360
Total commercial and commercial real estate	3,213,750	391,824	3,605,574
Agricultural and agricultural real estate	435,745	36,125	471,870
Residential real estate	515,195	24,360	539,555
Consumer	377,173	9,694	386,867
Total gross loans and leases receivable held to maturity	$4,541,863	$462,003	$5,003,866

The nonpass category in the table above is comprised of approximately 57% special mention loans and 43% substandard loans as of June 30, 2016. The percent of nonpass loans on nonaccrual status as of June 30, 2016, was 13%. As of December 31, 2015, the nonpass category in the table above was comprised of approximately 68% special mention loans and 32% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2015, was 8%. Loans delinquent 30 to 89 days as a percent of total loans were 0.73% at June 30, 2016, compared to 0.31% at December 31, 2015. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans and leases at June 30, 2016, and December 31, 2015, in thousands:

	Accruing Loans and Leases
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans and Leases
June 30, 2016
Commercial	$1,714	$823	$—	$2,537	$1,279,293	$5,471	$1,287,301
Commercial real estate	17,469	12,058	—	29,527	2,595,224	18,827	2,643,578
Total commercial and commercial real estate	19,183	12,881	—	32,064	3,874,517	24,298	3,930,879
Agricultural and agricultural real estate	1,108	133	—	1,241	468,819	10,823	480,883
Residential real estate	1,554	17	—	1,571	624,327	18,369	644,267
Consumer	4,058	949	—	5,007	420,160	3,563	428,730
Total gross loans and leases receivable held to maturity	$25,903	$13,980	$—	$39,883	$5,387,823	$57,053	$5,484,759
December 31, 2015
Commercial	$2,005	$608	$—	$2,613	$1,273,678	$2,923	$1,279,214
Commercial real estate	3,549	2,077	—	5,626	2,302,052	18,682	2,326,360
Total commercial and commercial real estate	5,554	2,685	—	8,239	3,575,730	21,605	3,605,574
Agricultural and agricultural real estate	143	54	—	197	470,455	1,218	471,870
Residential real estate	1,900	115	—	2,015	523,915	13,625	539,555
Consumer	3,964	933	—	4,897	378,763	3,207	386,867
Total gross loans and leases receivable held to maturity	$11,561	$3,787	$—	$15,348	$4,948,863	$39,655	$5,003,866

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at June 30, 2016, and December 31, 2015; the outstanding loan balances recorded on the consolidated balance sheets at June 30, 2016, and December 31, 2015; any related allowance recorded for those loans as of June 30, 2016, and December 31, 2015; the average outstanding loan balances recorded on the consolidated balance sheets during the three and six months ended June 30, 2016, and year ended December 31, 2015; and the interest income recognized on the impaired loans during the three and six months ended June 30, 2016, and year ended December 31, 2015, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
June 30, 2016
Impaired loans with a related allowance:
Commercial	$2,664	$2,664	$1,342	$3,598	$8	$2,857	$14
Commercial real estate	16,106	16,106	2,780	7,823	208	6,037	213
Total commercial and commercial real estate	18,770	18,770	4,122	11,421	216	8,894	227
Agricultural and agricultural real estate	111	111	6	36	—	18	—
Residential real estate	3,792	3,706	446	3,351	3	3,127	7
Consumer	3,185	3,185	1,351	3,359	6	3,277	15
Total impaired loans with a related allowance	$25,858	$25,772	$5,925	$18,167	$225	$15,316	$249
Impaired loans without a related allowance:
Commercial	$5,332	$5,321	$—	$4,709	$91	$7,281	$261
Commercial real estate	38,783	37,375	—	38,928	380	42,830	785
Total commercial and commercial real estate	44,115	42,696	—	43,637	471	50,111	1,046
Agricultural and agricultural real estate	14,248	14,248	—	14,031	—	10,700	94
Residential real estate	18,137	18,004	—	17,050	49	17,082	81
Consumer	2,538	2,523	—	2,337	11	2,651	20
Total impaired loans without a related allowance	$79,038	$77,471	$—	$77,055	$531	$80,544	$1,241
Total impaired loans held to maturity:
Commercial	$7,996	$7,985	$1,342	$8,307	$99	$10,138	$275
Commercial real estate	54,889	53,481	2,780	46,751	588	48,867	998
Total commercial and commercial real estate	62,885	61,466	4,122	55,058	687	59,005	1,273
Agricultural and agricultural real estate	14,359	14,359	6	14,067	—	10,718	94
Residential real estate	21,929	21,710	446	20,401	52	20,209	88
Consumer	5,723	5,708	1,351	5,696	17	5,928	35
Total impaired loans held to maturity	$104,896	$103,243	$5,925	$95,222	$756	$95,860	$1,490

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2015
Impaired loans with a related allowance:
Commercial	$1,192	$1,160	$471	$524	$12
Commercial real estate	2,697	2,697	698	2,539	19
Total commercial and commercial real estate	3,889	3,857	1,169	3,063	31
Agricultural and agricultural real estate	—	—	—	2,823	—
Residential real estate	2,210	2,125	393	2,524	16
Consumer	3,111	3,111	1,206	2,877	33
Total impaired loans with a related allowance	$9,210	$9,093	$2,768	$11,287	$80
Impaired loans without a related allowance:
Commercial	$5,784	$5,759	$—	$7,511	$515
Commercial real estate	46,099	42,745	—	38,444	1,395
Total commercial and commercial real estate	51,883	48,504	—	45,955	1,910
Agricultural and agricultural real estate	4,612	4,612	—	2,287	175
Residential real estate	15,802	15,665	—	10,186	145
Consumer	2,347	2,347	—	2,403	38
Total impaired loans without a related allowance	$74,644	$71,128	$—	$60,831	$2,268
Total impaired loans held to maturity:
Commercial	$6,976	$6,919	$471	$8,035	$527
Commercial real estate	48,796	45,442	698	40,983	1,414
Total commercial and commercial real estate	55,772	52,361	1,169	49,018	1,941
Agricultural and agricultural real estate	4,612	4,612	—	5,110	175
Residential real estate	18,012	17,790	393	12,710	161
Consumer	5,458	5,458	1,206	5,280	71
Total impaired loans held to maturity	$83,854	$80,221	$2,768	$72,118	$2,348

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

The acquisitions of Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., First Scottsdale Bank, N.A., Premier Valley Bank and CIC Bancshares, Inc. were accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan and lease losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination, and when at the date of the acquisition, it is probable that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date includes statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the acquired loans at June 30, 2016 and December 31, 2015, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2016			December 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$3,261	$154,959	$158,220	$—	$159,393	$159,393
Commercial real estate	4,071	762,523	766,594	7,716	494,010	501,726
Agricultural and agricultural real estate	—	771	771	—	2,985	2,985
Residential real estate	236	187,274	187,510	—	85,549	85,549
Consumer loans	—	57,073	57,073	—	33,644	33,644
Total Loans	$7,568	$1,162,600	$1,170,168	$7,716	$775,581	$783,297

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three and six months ended June 30, 2016, and June 30, 2015, were as follows, in thousands:

Balance at March 31, 2016	$305
Original yield discount, net, at date of acquisition	—
Accretion	193
Reclassification from nonaccretable difference(1)	(56)
Balance at June 30, 2016	$168

Balance at December 31, 2015	$557
Original yield discount, net, at date of acquisitions	19
Accretion	466
Reclassification from nonaccretable difference(1)	(58)
Balance at June 30, 2016	$168

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

Balance at March 31, 2015	$352
Original yield discount, net, at date of acquisitions	—
Accretion	116
Reclassification from nonaccretable difference(1)	(162)
Balance at June 30, 2015	$398

Balance at December 31, 2014	$—
Original yield discount, net, at date of acquisitions	352
Accretion	116
Reclassification from nonaccretable difference(1)	(162)
Balance at June 30, 2015	$398

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million, and the estimated fair value of the loans was $13.1 million. At June 30, 2016, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral, and the timing and amount of the cash flows could not be reasonably estimated. At June 30, 2016, there was an allowance for loan and lease losses of $472,000 related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $1.55 billion, and the estimated fair value of the loans was $1.51 billion.

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2016, and June 30, 2015, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at March 31, 2016	$16,374	$20,495	$4,028	$1,851	$6,990	$49,738
Charge-offs	(249)	(1,103)	—	(105)	(1,494)	(2,951)
Recoveries	143	2,443	4	4	257	2,851
Provision	(743)	1,133	68	315	1,345	2,118
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(347)	(1,415)	—	(142)	(2,652)	(4,556)
Recoveries	319	2,589	7	24	503	3,442
Provision	(542)	2,262	206	249	2,010	4,185
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at March 31, 2015	$11,688	$16,635	$3,216	$3,745	$6,570	$41,854
Charge-offs	(682)	(371)	(275)	(55)	(1,351)	(2,734)
Recoveries	111	370	2	70	267	820
Provision	1,947	974	733	339	1,681	5,674
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$45,614

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449
Charge-offs	(956)	(704)	(551)	(113)	(2,414)	(4,738)
Recoveries	431	496	24	107	500	1,558
Provision	1,680	1,918	908	364	2,475	7,345
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$45,614

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $127.7 million at June 30, 2016, and $97.9 million at December 31, 2015. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30.

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

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2016, and December 31, 2015, are presented in the table below, in thousands:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$43,504	$18,632	$24,872	$37,118	$15,460	$21,658
Mortgage servicing rights	48,355	17,068	31,287	45,744	15,430	30,314
Customer relationship intangible	1,177	836	341	1,177	815	362
Commercial servicing rights	6,280	1,913	4,367	5,685	1,074	4,611
Total	$99,316	$38,449	$60,867	$89,724	$32,779	$56,945

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Six months ending December 31, 2016	$2,460	$5,135	$20	$492	$8,107
Year ending December 31,
2017	4,419	6,538	40	951	11,948
2018	3,909	5,604	39	858	10,410
2019	3,426	4,670	37	694	8,827
2020	2,981	3,736	37	503	7,257
2021	2,463	2,802	36	429	5,730
Thereafter	5,214	2,802	132	440	8,588
Total	$24,872	$31,287	$341	$4,367	$60,867

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2016. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.20 billion and $4.06 billion as of June 30, 2016, and December 31, 2015, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $23.6 million and $19.2 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $39.9 million at June 30, 2016, and $40.9 million at December 31, 2015.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of one of Heartland's subsidiaries.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 11.84% and 10.65% for the June 30, 2016, and December 31, 2015, valuations, respectively. The discount rate was 9.27% and 9.25% for the June 30, 2016, and December 31, 2015, valuations, respectively. The average capitalization rate for the first six months of 2016 ranged from 88 to 135 basis points compared to the range of 65 to 138 basis points for 2015. Fees collected for the servicing of mortgage loans for others were $3.0 million and $2.6 million for the quarter ended June 30, 2016, and June 30, 2015, respectively and $5.9 million and $5.0 million for the six months ended June 30, 2016, and June 30, 2015, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2016, and June 30, 2015:

	2016	2015
Balance at January 1,	$30,314	$24,984
Originations	5,799	7,015
Amortization	(4,826)	(4,360)
Balance at June 30,	$31,287	$27,639
Fair value of mortgage servicing rights	$39,881	$36,971
Mortgage servicing rights, net to servicing portfolio	0.74%	0.73%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. Heartland also acquired commercial servicing rights portfolios with the Premier Valley Bank transaction that closed on November 30, 2015, and the CIC Bancshares, Inc. transaction that closed on February 5, 2016. The commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $179.0 million. The commercial servicing rights portfolio is separated into two tranches, loans with a term of less than 20 years and loans with a term of more than 20 years, at each subsidiary. Fees collected for the servicing of commercial loans for others were $375,000 and $360,000 for the quarter ended June 30, 2016 and June 30, 2015, respectively and $455,000 and $360,000 for the six months ended June 30, 2016 and June 30, 2015, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations for the first six months of 2016 was 6.92% to 7.67% compared to 7.33% to 8.10% as of December 31, 2015. The discount rate range was 11.68% to 12.68% for the June 30, 2016, valuations compared to 12.35% to 13.49% for the December 31, 2015, valuations. The capitalization rate for 2016 ranged from 3.10 to 4.45 basis points compared to 1.80 to 4.45 basis points for 2015. The total fair value of Heartland's commercial servicing rights was estimated at $4.8 million as of June 30, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six months ended June 30, 2016, and June 30, 2015:

	2016	2015
Balance at January 1,	$4,611	$—
Purchased commercial servicing rights	190	4,255
Originations	404	141
Amortization	(792)	(452)
Valuation allowance on commercial servicing rights	(46)	—
Balance at June 30,	$4,367	$3,944
Fair value of commercial servicing rights	$4,791	$4,429
Commercial servicing rights, net to servicing portfolio	2.44%	2.87%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At June 30, 2016, an $8,000 valuation allowance was required on commercial servicing rights less than 20 years and a $38,000 valuation allowance was required on commercial servicing rights greater than 20 years. At December 31, 2015, no valuation allowance was required for any of Heartland's servicing rights.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2016 and December 31, 2015:

June 30, 2016	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Centennial Bank and Trust	$28	$30	$—	$140	$148	$—
Premier Valley Bank	191	208	—	387	349	38
Wisconsin Bank & Trust	917	909	8	2,750	3,147	—
Total	$1,136	$1,147	$8	$3,277	$3,644	$38
December 31, 2015
Centennial Bank and Trust	$—	$—	$—	$—	$—	$—
Premier Valley Bank	189	200	—	417	432	—
Wisconsin Bank & Trust	1,048	1,097	—	2,957	3,173	—
Total	$1,237	$1,297	$—	$3,374	$3,605	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $7.6 million and $5.3 million of cash as collateral at June 30, 2016, and December 31, 2015, respectively. Heartland's counterparties were required to pledge $0 at June 30, 2016, and $79,000 at December 31, 2015, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2016, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $971,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.9 million.

Heartland executed an interest rate swap transaction on April 5, 2011, with an effective date of April 20, 2011, to effectively convert $15.0 million of variable rate amortizing debt to fixed rate debt. For accounting purposes, this swap transaction was designated as a cash flow hedge of the changes in cash flows attributable to changes in one-month LIBOR, the benchmark interest rate being hedged. This interest rate swap transaction expired on April 20, 2016.

Heartland entered into five forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.
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
Heartland entered into an interest rate swap transaction on May 10, 2016 to effectively convert $40.0 million of amortizing term debt from variable rate debt to fixed rate debt. For accounting purposes, this swap is designated as a cash flow hedge of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments on the amortizing term debt that resets monthly on a specified reset date. The swap expires on May 10, 2021.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2016
Interest rate swap	$—	$—	Other liabilities	—%	—%	04/20/2016
Interest rate swap	25,000	(1,556)	Other liabilities	0.656%	2.255%	03/17/2021
Interest rate swap	20,000	(387)	Other liabilities	0.673%	3.220%	03/01/2017
Interest rate swap	20,000	(1,907)	Other liabilities	0.627%	3.355%	01/07/2020
Interest rate swap	10,000	(248)	Other liabilities	0.640%	1.674%	03/26/2019
Interest rate swap	10,000	(244)	Other liabilities	0.656%	1.658%	03/18/2019
Interest rate swap	39,667	(594)	Other liabilities	2.945%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(1,481)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(1,519)	Other liabilities	—%	2.352%	03/01/2024

December 31, 2015
Interest rate swap	$8,947	$(57)	Other liabilities	3.152%	5.140%	04/20/2016
Interest rate swap	25,000	(713)	Other liabilities	0.526%	2.255%	03/17/2021
Interest rate swap	20,000	(600)	Other liabilities	0.414%	3.220%	03/01/2017
Interest rate swap	20,000	(1,582)	Other liabilities	0.323%	3.355%	01/07/2020
Interest rate swap	10,000	(83)	Other liabilities	0.603%	1.674%	03/26/2019
Interest rate swap	10,000	(83)	Other liabilities	0.526%	1.658%	03/18/2019
Interest rate swap(1)	20,000	(146)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(176)	Other liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2016, and June 30, 2015, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2016
Interest rate swaps	$(1,579)	Interest expense	$(465)	Other income	$—
Six Months Ended June 30, 2016
Interest rate swaps	$(4,496)	Interest expense	$(971)	Other income	$—
Three Months Ended June 30, 2015
Interest rate swaps	$2,068	Interest expense	$(559)	Other income	$—
Six Months Ended June 30, 2015
Interest rate swaps	$1,178	Interest expense	$(1,123)	Other income	$—

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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receiving a variable interest rate from the same counterparty based on one month LIBOR plus .88% calculated on a notional amount of $13.8 million. In the fourth quarter of 2015, Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction. These swaps were classified as undesignated interest rate swaps at December 31, 2015. During the first quarter of 2016, Heartland was able to designate some of these interest rate swaps with long term fixed rate loans and now classifies these interest rate swaps as fair value hedges and uses hedge accounting in accordance with ASC 815. Heartland was required to pledge $6.6 million of cash and securities as collateral as of June 30, 2016.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at June 30, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2016
Fair value hedges	$41,200	$(4,681)	Other liabilities
December 31, 2015
Fair value hedges	$13,805	$(621)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three and six months ended June 30, 2016, and June 30, 2015, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2016
Fair value hedges	$(888)	Interest income
Six Months Ended June 30, 2016
Fair value hedges	$(2,110)	Interest income
Three Months Ended June 30, 2015
Fair value hedges	$—	Interest income
Six Months Ended June 30, 2015
Fair value hedges	$—	Interest income

Embedded Derivatives
Heartland acquired fixed rate loans with embedded derivatives in the Premier Valley Bank transaction during the fourth quarter of 2015. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at June 30, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Quarter-to-Date Gain (Loss) Recognized	Year-to-Date Gain (Loss) Recognized
June 30, 2016
Embedded derivatives	$14,786	$1,990	Other assets	Other noninterest income	$144	$416
December 31, 2015
Embedded derivatives	$15,020	$1,574	Other assets	Other noninterest income	$—	$—

In conjunction with the CIC Bancshares, Inc., transaction on February 5, 2016, Heartland acquired convertible subordinated debt. The subordinated debt has a face value of $2.0 million, and the embedded conversion option allows the holder to convert the debt to equity in any increment. The conversion option is bifurcated from the debt because the terms of the conversion option are not clearly and closely related to the terms of the debt. The total number of shares to be issued upon conversion is 73,394. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the convertible debt option as of June 30, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Quarter- to-Date Gain (Loss) Recognized	Year- to-Date Gain (Loss) Recognized
June 30, 2016
Embedded conversion option	$2,000	$(619)	Other liabilities	Other noninterest income	$(197)	$(297)

Back-To-Back Loan Swaps
During 2015, Heartland began entering into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $2.3 million and $0 as of June 30, 2016 and December 31, 2015, respectively, as collateral related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2016, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at June 30, 2016 and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2016
Receive fixed-pay floating interest rate swap	$51,505	$3,699	Other assets	4.82%	3.27%
Pay fixed-receive floating interest rate swap	51,505	(3,699)	Other liabilities	3.27%	4.82%
December 31, 2015
Receive fixed-pay floating interest rate swap	$15,782	$663	Other assets	5.08%	3.07%
Pay fixed-receive floating interest rate swap	15,782	(663)	Other liabilities	3.07%	5.08%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $1.7 million and $0 at June 30, 2016, and December 31, 2015, respectively, as collateral for these forward commitments.

Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction in the fourth quarter of 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities, with changes in the fair value recorded as a component of other noninterest income.

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at June 30, 2016, and December 31, 2015, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2016
Interest rate lock commitments (mortgage)	Other assets	$142,118	$6,864
Forward commitments	Other assets	55,000	469
Forward commitments	Other liabilities	247,171	(2,502)
Undesignated interest rate swaps	Other liabilities	22,814	(2,213)
December 31, 2015
Interest rate lock commitments (mortgage)	Other assets	$99,665	$3,168
Forward commitments	Other assets	118,378	523
Forward commitments	Other liabilities	136,709	(315)
Undesignated interest rate swaps	Other liabilities	50,975	(3,677)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2016, and June 30, 2015, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$1,081
Forward commitments	Gains on sale of loans held for sale	(753)
Undesignated interest rate swaps	Other noninterest income	(54)

Six Months Ended June 30, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$5,808
Forward commitments	Gains on sale of loans held for sale	(2,242)
Undesignated interest rate swaps	Other noninterest income	(370)

Three Months Ended June 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(1,712)
Forward commitments	Gains on sale of loans held for sale	3,700

Six Months Ended June 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,832
Forward commitments	Gains on sale of loans held for sale	3,575

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

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans guaranteed by the Small Business Administration and the United States Department of Agriculture that have been sold with servicing retained by Heartland. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, and December 31, 2015, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$5,101	$535	$4,566	$—
Mortgage-backed securities	1,220,732	—	1,219,000	1,732
Obligations of states and political subdivisions	326,422	—	326,422	—
Corporate debt securities	830	—	500	330
Equity securities	13,507	—	13,507	—
Derivative financial instruments(1)	5,689	—	5,689	—
Interest rate lock commitments	6,864	—	—	6,864
Forward commitments	469	—	469	—
Total assets at fair value	$1,579,614	$535	$1,570,153	$8,926
Liabilities
Derivative financial instruments(2)	$19,148	$—	$19,148	$—
Forward commitments	2,502	—	2,502	—
Total liabilities at fair value	$21,650	$—	$21,650	$—
December 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$25,766	$519	$25,247	$—
Mortgage-backed securities	1,242,702	—	1,240,663	2,039
Obligations of states and political subdivisions	295,982	—	295,982	—
Corporate debt securities	846	—	—	846
Equity securities	13,138	—	13,138	—
Derivative financial instruments(1)	2,237	—	2,237	—
Interest rate lock commitments	3,168	—	—	3,168
Forward commitments	523	—	523	—
Total assets at fair value	$1,584,362	$519	$1,577,790	$6,053
Liabilities
Derivative financial instruments(2)	$8,401	$—	$8,401	$—
Forward commitments	315	—	315	—
Total liabilities at fair value	$8,716	$—	$8,716	$—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,333	$—	$—	$1,333	$—
Commercial real estate	14,113	—	—	14,113	998
Agricultural and agricultural real estate	105	—	—	105	—
Residential real estate	3,508	—	—	3,508	—
Consumer	1,845	—	—	1,845	15
Total collateral dependent impaired loans	$20,904	$—	$—	$20,904	$1,013
Other real estate owned	$11,003	$—	$—	$11,003	$548
Premises, furniture and equipment held for sale	$3,889		$—	$3,889	$—
Commercial servicing rights	$1,258	$—	$—	$1,258	$46

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$597	$—	$—	$597	$82
Commercial real estate	1,522	—	—	1,522	86
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,330	—	—	2,330	104
Consumer	1,905	—	—	1,905	—
Total collateral dependent impaired loans	$6,354	$—	$—	$6,354	$272
Other real estate owned	$11,524	$—	$—	$11,524	$5,520
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—
Commercial servicing rights	$—	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$1,732	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	19.85 - 34.02% (30.17%)
			Actual deferrals	9.57 - 22.12% (13.34%)
Corporate debt securities	330	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	6,864	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial servicing rights	1,258	Discounted cash flows	Third party valuation	(4)
Other real estate owned	11,003	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	1,333	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	14,113	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	105	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,508	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,845	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at June 30, 2016, was 87%.

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

(4) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.

	Fair Value at 12/31/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,039	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	22.20 - 33.55% (30.60%)
			Actual deferrals	10.75 - 21.82% (13.36%)
Corporate debt securities	846	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	3,168	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
Commercial servicing rights	—	Discounted cash flows	Third party valuation	(4)
Other real estate owned	11,524	Modified appraised value	Disposal costs	(3)
			Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	597	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	1,522	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	2,330	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,905	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

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

(4) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$2,039	$4,947
Total gains (losses):
Included in earnings	—	(3,038)
Included in other comprehensive income	(307)	982
Purchases, sales and settlements:
Purchases	—	6
Sales	—	(736)
Settlements	—	(122)
Balance at period end	$1,732	$2,039

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$846	$—
Total gains (losses):
Included in earnings	121	—
Included in other comprehensive income	(91)	106
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	—	740
Sales	(546)	—
Settlements	—	—
Balance at period end	$330	$846

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$3,168	$2,496
Total gains (losses) included in earnings	5,808	288
Issuances	142	5,428
Settlements	(2,254)	(5,044)
Balance at period end	$6,864	$3,168

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2016, and December 31, 2015, were $6.9 million and $3.2 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2016, and December 31, 2015, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$229,950	$229,950	$229,950	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,566,592	1,566,592	535	1,563,995	2,062
Held to maturity	270,423	292,854	—	292,854	—
Other investments	22,680	22,680	—	22,445	235
Loans held for sale	82,538	82,538	—	82,538	—
Loans, net:
Commercial	1,271,131	1,265,814	—	1,264,481	1,333
Commercial real estate	2,619,284	2,619,499	—	2,605,386	14,113
Agricultural and agricultural real estate	477,450	480,805	—	480,700	105
Residential real estate	641,006	637,007	—	633,499	3,508
Consumer	421,631	425,110	—	423,265	1,845
Total Loans, net	5,430,502	5,428,235	—	5,407,331	20,904
Derivative financial instruments(1)	5,689	5,689	—	5,689	—
Interest rate lock commitments	6,864	6,864	—	—	6,864
Forward commitments	469	469	—	469	—
Financial liabilities:
Deposits
Demand deposits	2,149,911	2,149,911	—	2,149,911	—
Savings deposits	3,691,791	3,691,791	—	3,691,791	—
Time deposits	995,870	995,870	—	995,870	—
Short term borrowings	303,707	303,707	—	303,707	—
Other borrowings	296,895	297,384	—	297,384	—
Derivative financial instruments(2)	19,148	19,148	—	19,148	—
Forward commitments	2,502	2,502	—	2,502	—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,799	$258,799	$258,799	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,578,434	1,578,434	519	1,575,030	2,885
Held to maturity	279,117	294,513	—	294,513	—
Other investments	21,443	21,443	—	21,208	235
Loans held for sale	74,783	74,783	—	74,783	—
Loans, net:
Commercial	1,262,612	1,257,355	—	1,256,758	597
Commercial real estate	2,305,908	2,304,716	—	2,303,194	1,522
Agricultural and agricultural real estate	468,533	469,485	—	469,485	—
Residential real estate	536,190	531,931	—	529,601	2,330
Consumer	379,558	382,579	—	380,674	1,905
Total Loans, net	4,952,801	4,946,066	—	4,939,712	6,354
Derivative financial instruments(1)	2,237	2,237	—	2,237	—
Interest rate lock commitments	3,168	3,168	—	—	3,168
Forward commitments	523	523	—	523	—
Financial liabilities:
Deposits
Demand deposits	1,914,141	1,914,141	—	1,914,141	—
Savings deposits	3,367,479	3,367,479	—	3,367,479	—
Time deposits	1,124,203	1,124,203	—	1,124,203	—
Short term borrowings	293,898	293,898	—	293,898	—
Other borrowings	263,214	281,271	—	281,271	—
Derivative financial instruments(2)	8,401	8,401	—	8,401	—
Forward commitments	315	315	—	315	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three- and six-month periods ended June 30, 2016, and June 30, 2015, in thousands.

	Three Months Ended June 30,
	2016			2015
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$71,895	$1,223	$73,118	$55,988	$1,656	$57,644
Provision for loan losses	2,118	—	2,118	5,674	—	5,674
Total noninterest income	19,899	11,127	31,026	15,603	15,058	30,661
Total noninterest expense	59,694	11,326	71,020	48,987	14,495	63,482
Income before taxes	$29,982	$1,024	$31,006	$16,930	$2,219	$19,149
Average Loans, for the period	$5,507,542	$75,336	$5,582,878	$4,340,289	$106,835	$4,447,124
Segment Assets, at period end	$8,082,153	$122,248	$8,204,401	$6,579,225	$137,782	$6,717,007

	Six Months Ended June 30,
	2016			2015
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$143,478	$2,347	$145,825	$108,877	$2,697	$111,574
Provision for loan losses	4,185	—	4,185	7,345	—	7,345
Total noninterest income	38,436	22,168	60,604	32,664	28,660	61,324
Total noninterest expense	119,433	21,896	141,329	96,446	26,650	123,096
Income (loss) before taxes	$58,296	$2,619	$60,915	$37,750	$4,707	$42,457
Average Loans, for the period	$5,401,867	$68,623	$5,470,490	$4,265,624	$92,231	$4,357,855
Segment Assets, at period end	$8,082,153	$122,248	$8,204,401	$6,579,225	$137,782	$6,717,007

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, gains on sale of loans held for sale, and valuation adjustment on commercial servicing rights also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan and lease losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended June 30, 2016, was $20.9 million, or $0.84 per diluted common share, compared to $15.0 million, or $0.72 per diluted common share, for the quarter ended June 30, 2015. Return on average common equity was 12.58% and return on average assets was 1.03% for the second quarter of 2016, compared to 12.26% and 0.91%, respectively, for the same quarter in 2015.

Net income available to common stockholders for the first six months of 2016 was $40.8 million, or $1.66 per diluted common share, compared to $30.5 million, or $1.47 per diluted common share, for the first six months of 2015. Return on average common equity was 12.63% and return on average assets was 1.01% for the first six months of 2016, compared to 12.90% and 0.94%, respectively, for the same period in 2015.

Acquisitions were a significant contributing factor to improved net income during 2016. Heartland's earning assets during the second quarter of 2016 were $7.45 billion in comparison with $6.07 billion during the second quarter of 2015, a $1.38 billion or 23% increase. During the first six months of 2016, average earning assets were $7.36 billion in comparison with $5.96 billion during the first six months of 2015, a $1.40 billion or 23% increase. This growth resulted in an increase of $15.5 million or 27% in net interest income for the second quarter of 2016 compared to the second quarter of 2015 and an increase of $34.2 million or 31% for the first six months of 2016 compared to the first six months of 2015. The effect of these increases was partially offset by a $7.5 million or 12% increase in noninterest expense for the quarterly comparative periods and an $18.2 million or 15% increase for the six-month comparative periods.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado, in a transaction valued at approximately $76.9 million. Of this amount, approximately $15.7 million was paid in cash and the remainder of the consideration was provided by the issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. Simultaneous with closing of the transaction, Centennial Bank merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the name Centennial Bank and Trust. As of the closing date, CIC Bancshares, Inc. had, at fair value, total assets of $772.6 million, total loans of $581.5 million and total deposits of $648.1 million. The systems conversion for this transaction was completed during the second quarter of 2016.

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

Total assets of Heartland were $8.20 billion at June 30, 2016, an increase of $509.6 million or 7% since year-end 2015. Included in this growth, at fair value, were $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Securities represented 23% of total assets at June 30, 2016, and 24% of total assets at December 31, 2015.

Total loans and leases held to maturity were $5.48 billion at June 30, 2016, compared to $5.00 billion at year-end 2015, an increase of $480.8 million or 10%. This increase includes $581.5 million of total loans and leases held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction.

Total deposits were $6.84 billion as of June 30, 2016, compared to $6.41 billion at year-end 2015, an increase of $431.7 million or 7%. This increase includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Demand deposits totaled $2.15 billion at June 30, 2016, an increase of $235.8 million or 12% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction.

Common stockholders' equity was $684.2 million at June 30, 2016, compared to $581.5 million at year-end 2015. Book value per common share was $27.88 at June 30, 2016, compared to $25.92 at year-end 2015. Heartland's unrealized gains on securities available for sale and derivative instruments, net of applicable taxes, were $513,000 at June 30, 2016, compared to a $6.0 million loss at December 31, 2015.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.95% (4.12% on a fully taxable equivalent basis) during the second quarter of 2016, compared to 4.02% (4.19% on a fully taxable equivalent basis) during the first quarter of 2016 and 3.81% (3.97% on a fully taxable equivalent basis) during the second quarter of 2015. Heartland's success in maintaining net interest margin at or near the 4.00% level has been the result of continuous loan and deposit pricing discipline and management's ability to shift dollars from the securities portfolio into the loan portfolio. Also contributing to the improved net interest margin during the most recent quarters has been the amortization of purchase accounting discounts associated with the three acquisitions completed by Heartland during the last half of 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016.

Interest income for the second quarter of 2016 was $81.3 million, an increase of $15.9 million or 24%, compared to the $65.4 million recorded in the second quarter of 2015. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.1 million for the second quarter of 2016 and $2.4 million for the second quarter of 2015. With these adjustments, interest income on a tax-equivalent basis was $84.5 million for the second quarter of 2016, an increase of $16.6 million or 25%, compared to $67.8 million for the second quarter of 2015. For the first six months of 2016, interest income increased $33.5 million or 26% to $162.0 million from $128.5 million for the first six months of 2015. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $6.2 million and $4.8 million for the first six months of 2016 and 2015, respectively. With these adjustments, interest income on a tax-equivalent basis was $168.2 million during the first six months of 2016 compared to $133.3 million during the first six months of 2015, an increase of $34.9 million or 26%. The increases in interest income during 2016 were primarily due to increases in average earning assets, which totaled $7.45 billion during the second quarter of 2016 compared to $6.07 billion during the second quarter of 2015, a $1.38 billion or 23% increase. For the first six months of 2016, average earning assets were $7.36 billion compared to $5.96 billion during the first six months of 2015, an increase of $1.40 billion or 23%. A majority of the growth in average earning assets during both comparable periods was attributable to the acquisitions completed during last half of 2015, in addition to the CIC Bancshares, Inc. acquisition completed in February 2016.

Interest expense for the second quarter of 2016 was $8.2 million, an increase of $416,000 or 5% from $7.8 million in the second quarter of 2015. Interest expense for the first six months of 2016 was $16.2 million compared to $17.0 million for the first six months of 2015, a decrease of $779,000 or 5%. Average interest bearing liabilities increased $912.3 million or 20% for the quarter ended June 30, 2016, as compared to the same quarter in 2015, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 8 basis points from 0.70% in the second quarter of 2015 to 0.62% in the second quarter of 2016. Average interest bearing liabilities increased $893.5 million or 20% for the first six months of 2016 as compared to the first six months in 2015, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 16 basis points from 0.77% in the first six months of 2015 to 0.61% in the first six months of 2016. The average interest rate paid on savings deposits was 0.22% during the second quarter of 2016 compared to 0.23% during the second quarter of 2015, and the average interest rate paid on time deposits was 0.80% during the second quarter of 2016 compared to 0.97% during the second quarter of 2015. For the first six months of 2016, the average interest rate paid on savings deposits was 0.22% compared to 0.24% during the first six months of 2015, and the average interest rate paid on time deposits was 0.80% during the first six months of 2016 compared to 1.03% during the first six months of 2015.

Net interest income increased $15.5 million or 27% to $73.1 million in the second quarter of 2016 from $57.6 million in the second quarter of 2015. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $76.3 million during the second quarter of 2016, an increase of $16.2 million or 27% from $60.1 million during the second quarter of 2015. For the first six months of 2016, net interest income increased $34.2 million or 31% to $145.8 million from the $111.6 million recorded in the first six months of 2015. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $152.0 million during the first six months of 2016, an increase of $35.6 million or 31% from the $116.4 million recorded during the six months of 2015. Net interest income in dollars has increased steadily for each of the last fifteen quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward increasing its earning assets and improving its funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate position. Approximately 37% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 39% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended June 30, 2016 and 2015
	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,468,896	$7,952	2.18%	$1,324,870	$6,739	2.04%
Nontaxable(1)	430,086	5,486	5.13	325,023	4,422	5.46
Total securities	1,898,982	13,438	2.85	1,649,893	11,161	2.71
Interest bearing deposits	10,727	3	0.11	10,889	3	0.11
Federal funds sold	5,114	1	0.08	5,109	1	0.08
Loans and leases:(2)
Commercial and commercial real estate(1)	3,866,861	46,889	4.88	3,122,239	37,666	4.84
Residential mortgage	803,952	8,286	4.15	538,170	5,415	4.04
Agricultural and agricultural real estate(1)	481,625	5,504	4.60	428,284	5,280	4.94
Consumer	430,440	8,273	7.73	358,431	7,204	8.06
Fees on loans	—	2,083	—	—	1,119	—
Less: allowance for loan and lease losses	(50,852)	—	—	(43,171)	—	—
Net loans and leases	5,532,026	71,035	5.16	4,403,953	56,684	5.16
Total earning assets	7,446,849	84,477	4.56%	6,069,844	67,849	4.48%
Nonearning Assets	764,477			555,953
Total Assets	$8,211,326			$6,625,797
Interest Bearing Liabilities
Savings	$3,699,971	$2,028	0.22%	$2,852,272	$1,642	0.23%
Time, $100,000 and over	421,151	733	0.70	348,661	794	0.91
Other time deposits	586,810	1,260	0.86	552,115	1,383	1.00
Short-term borrowings	373,768	519	0.56	373,021	212	0.23
Other borrowings	281,777	3,673	5.24	325,131	3,766	4.65
Total interest bearing liabilities	5,363,477	8,213	0.62%	4,451,200	7,797	0.70%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,098,327			1,549,187
Accrued interest and other liabilities	75,815			54,318
Total noninterest bearing liabilities	2,174,142			1,603,505
Stockholders' Equity	673,707			571,092
Total Liabilities and Stockholders' Equity	$8,211,326			$6,625,797
Net interest income, fully taxable equivalent (non-GAAP)(1)		$76,264			$60,052
Net interest spread(1)			3.94%			3.78%
Net interest income, fully taxable equivalent (non-GAAP) to total earning assets(1)			4.12%			3.97%
Interest bearing liabilities to earning assets	72.02%			73.33%

Reconciliation of Annualized Net Interest Margin, Fully Taxable Equivalent (non-GAAP)(3)
Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$76,264			$60,052
Adjustments for taxable equivalent interest(1)		(3,146)			(2,408)
Net interest income (GAAP)		$73,118			$57,644

Average Earning Assets	$7,446,849			$6,069,844
Annualized net interest margin (GAAP)			3.95%			3.81%
Annualized net interest margin, fully taxable equivalent (non-GAAP)			4.12%			3.97%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%
(2) Nonaccrual loans are included in the average loans outstanding.
(3) Annualized net interest margin, fully taxable equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Six Months Ended June 30, 2016 and 2015
	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,488,664	$16,687	2.25%	$1,304,304	$13,871	2.14%
Nontaxable(1)	423,655	10,886	5.17	328,163	8,908	5.47
Total securities	1,912,319	27,573	2.90	1,632,467	22,779	2.81
Interest bearing deposits	11,180	7	0.13	10,046	7	0.14
Federal funds sold	18,120	11	0.12	6,356	2	0.06
Loans and leases:(2)
Commercial and commercial real estate(1)	3,805,401	93,643	4.95	3,072,995	73,541	4.83
Residential mortgage	769,043	15,885	4.15	508,723	10,298	4.08
Agricultural and agricultural real estate(1)	474,801	11,233	4.76	423,295	10,310	4.91
Consumer	421,245	16,196	7.73	352,842	14,092	8.05
Fees on loans		3,654	—		2,315	—
Less: allowance for loan and lease losses	(50,334)	—	—	(42,612)	—	—
Net loans and leases	5,420,156	140,611	5.22	4,315,243	110,556	5.17
Total earning assets	7,361,775	168,202	4.59%	5,964,112	133,344	4.51%
Nonearning Assets	756,423			576,397
Total Assets	$8,118,198			$6,540,509
Interest Bearing Liabilities
Savings	$3,628,089	$3,922	0.22%	$2,841,675	$3,437	0.24%
Time, $100,000 and over	459,885	1,604	0.70	346,523	1,632	0.95
Other time deposits	614,556	2,668	0.87	544,187	2,922	1.08
Short-term borrowings	342,464	848	0.50	334,105	410	0.25
Other borrowings	273,326	7,148	5.26	358,350	8,568	4.82
Total interest bearing liabilities	5,318,320	16,190	0.61%	4,424,840	16,969	0.77%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,040,105			1,500,013
Accrued interest and other liabilities	75,034			57,663
Total noninterest bearing liabilities	2,115,139			1,557,676
Stockholders' Equity	684,739			557,993
Total Liabilities and Stockholders' Equity	$8,118,198			$6,540,509
Net interest income, fully taxable equivalent (non-GAAP)(1)		$152,012			$116,375
Net interest spread(1)			3.98%			3.74%
Net interest income, fully taxable equivalent (non-GAAP) to total earning assets(1)			4.15%			3.93%
Interest bearing liabilities to earning assets	72.24%			74.19%

Reconciliation of Annualized Net Interest Margin, Fully Taxable Equivalent (non-GAAP)(3)
Reconciliation to Reported Net Interest Income
Net interest income, fully taxable equivalent (non-GAAP)		$152,012			$116,375
Adjustments for taxable equivalent interest(1)		(6,187)			(4,801)
Net interest income (GAAP)		$145,825			$111,574

Average Earning Assets	$7,361,775			$5,964,112
Annualized net interest margin (GAAP)			3.98%			3.77%
Annualized net interest margin, fully taxable equivalent (non-GAAP)			4.15%			3.93%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Nonaccrual loans are included in the average loans outstanding.
(3) Annualized net interest margin, fully taxable equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

Provision For Loan And Lease Losses

The allowance for loan and lease losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan and lease losses. The provision for loan losses was $2.1 million for the second quarter of 2016 compared to $5.7 million for the second quarter of 2015. For the first six months of 2016, the provision for loan losses was $4.2 million compared to $7.3 million for the first six months of 2015. A $2.3 million recovery on a previously charged-off loan was recorded during the second quarter of 2016. This recovery, in addition to slower loan growth, contributed to the reduction in provision for loan and lease losses during the second quarter and first six months of 2016.

In determining that the allowance for loan and lease losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015, and under the caption "Allowance For Loan and Lease Losses" in this Form 10-Q report. Heartland believes the allowance for loan and lease losses as of June 30, 2016, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan and lease losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three month and six month periods ended June 30, 2016 and 2015, in thousands:

	Three Months Ended June 30,
	2016	2015	Change	% Change
Service charges and fees	$8,022	$5,900	$2,122	36%
Loan servicing income	1,292	1,163	129	11
Trust fees	3,625	3,913	(288)	(7)
Brokerage and insurance commissions	886	916	(30)	(3)
Securities gains, net	4,622	3,110	1,512	49
Net gains on sale of loans held for sale	11,270	14,599	(3,329)	(23)
Valuation adjustment on commercial servicing rights	(46)	—	(46)	100
Income on bank owned life insurance	591	459	132	29
Other noninterest income	764	601	163	27
Total noninterest income	$31,026	$30,661	$365	1%

	Six Months Ended June 30,
	2016	2015	Change	% Change
Service charges and fees	$15,184	$11,304	$3,880	34%
Loan servicing income	2,560	2,204	356	16
Trust fees	7,438	7,544	(106)	(1)
Brokerage and insurance commissions	1,908	2,003	(95)	(5)
Securities gains, net	8,148	7,463	685	9
Net gains on sale of loans held for sale	22,335	28,341	(6,006)	(21)
Valuation adjustment on commercial servicing rights	(46)	—	(46)	100
Income on bank owned life insurance	1,113	983	130	13
Other noninterest income	1,964	1,482	482	33
Total noninterest income	$60,604	$61,324	$(720)	(1)%

Noninterest income totaled $31.0 million during the second quarter of 2016 compared to $30.7 million during the second quarter of 2015, an increase of $365,000 or 1%. This increase reflected higher service charges and fees and increased net securities gains, which were partially offset by a reduction in net gains on sale of loans held for sale. For the six-month period ended on June 30, noninterest income totaled $60.6 million during 2016 compared to $61.3 million during 2015, a decrease of $720,000 or 1%. This decrease reflected lower net gains on sale of loans held for sale, the effect of which was partially offset by increased service charges and fees.

Service charges and fees increased $2.1 million or 36% during the second quarter of 2016 compared to the second quarter of 2015 and $3.9 million or 34% during the first six months of 2016 compared to the first six months of 2015. Service charges on checking and savings accounts recorded during the second quarter of 2016 were $2.1 million compared to $1.4 million during the second quarter of 2015, an increase of $658,000 or 47%. For the six months ended June 30, service charges on checking and savings accounts totaled $3.9 million during 2016 compared to $2.9 million during 2015, an increase of $1.1 million or 38%. Overdraft fees were $2.1 million during the second quarter of 2016 compared to $1.8 million during the second quarter of 2015, an increase of $329,000 or 19%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.6 million during the second quarter of 2016 compared to $2.0 million during the second quarter of 2015, an increase of $521,000 or 25%. These same fees were $4.9 million during first six months of 2016 compared to $3.9 million during the first six months of 2015, an increase of $980,000 or 25%. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016. Fees associated with credit card services were $1.2 million during the second quarter of 2016 compared to $521,000 during the second quarter of 2015, an increase of $711,000 or 136%. For the first six months of 2016, these fees were $2.1 million compared to $886,000 during the first six months of 2015, an increase of $1.3 million or 142%. Fees for credit card services grew in both 2016 periods, primarily as a result of efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the offices of the newly acquired banks in California and Colorado.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.3 million during the second quarter of 2016 compared to $1.2 million during the second quarter of 2015. On a six-month comparative basis, loan servicing income totaled $2.6 million during the first six months of 2016 compared to $2.2 million during the first six months of 2015. Loan servicing income related to the servicing of commercial and agricultural loans totaled $870,000 during the second quarter of 2016 compared to $794,000 during the second quarter of 2015, an increase of $76,000 or 10%. For the first six months of the year, fees collected for commercial and agricultural loan servicing totaled $1.5 million for both 2016 and 2015. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $3.0 million during the second quarter of 2016 compared to $2.6 million during the second quarter of 2015, an increase of $436,000 or 17%. For the first six months of the year, fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $5.9 million during 2016 compared to $5.0 million during 2015, an increase of $872,000 or 17%. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $2.6 million during the second quarter of 2016 compared to $2.2 million during the second quarter of 2015, an increase of $383,000 or 18%. For the first six months of the year, the amortization of mortgage servicing rights was $4.8 million during 2016 compared to $4.4 million during 2015, an increase of $467,000 or 11%. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $4.20 billion at June 30, 2016, compared to $3.79 billion at June 30, 2015.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Mortgage Servicing Fees	$2,989	$2,931	$2,921	$2,738	$2,553
Mortgage Servicing Rights Amortization	(2,567)	(2,259)	(2,154)	(2,086)	(2,186)
Total Residential Mortgage Loan Servicing Income	$422	$672	$767	$652	$367
Net Gains On Sale of Residential Mortgage Loans	$10,707	$10,368	$6,789	$8,489	$14,121
Total Residential Mortgage Loan Applications	$440,907	$406,999	$307,163	$443,294	$615,463
Residential Mortgage Loans Originated	$324,633	$238,266	$258,939	$370,956	$421,798
Residential Mortgage Loans Sold	$302,448	$220,381	$260,189	$360,172	$402,151
Residential Mortgage Loan Servicing Portfolio	$4,203,429	$4,112,519	$4,057,861	$3,963,677	$3,785,794

Net gains on sale of loans held for sale totaled $11.3 million during the second quarter of 2016 compared to $14.6 million during the second quarter of 2015, a decrease of $3.3 million or 23%. During the first six months of 2016, net gains on sale of loans held for sale totaled $22.3 million compared to $28.3 million during the same period in 2015, a decrease of $6.0 million or 21%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $440.9 million in the second quarter of 2016 compared to $615.5 million in the second quarter of 2015, a decrease of $174.6 million or 28%. During the first six months of 2016, mortgage loan applications were $847.9 million compared to $1.26 billion during the same period in 2015, a decrease of $415.0 million or 33%. The volume of mortgage loans sold totaled $302.4 million during the second quarter of 2016, a $99.7 million or 25% decrease from the $402.1 million sold during the second quarter of 2015. During the first six months of 2016, mortgage loans sold totaled $522.8 million compared to $670.9 million during the same period in 2015, a decrease of $148.1 million or 22%. These decreases were attributable to the decreasing interest rate environment during the last quarter of 2014 through the second of quarter of 2015 compared to an interest rate environment that remained relatively flat during the last quarter of 2015 and first quarter of 2016. Principally due to the changing interest rate environment, the percentage of residential mortgage loans that represented refinancings was 33% during the second quarter of 2016 compared to 38% during the second quarter of 2015. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $567,000 during the second quarter of 2016 compared to $47,000 during the second quarter of 2015. During the first six months of 2016, gains on sales of commercial and agricultural loans totaled $1.3 million, compared to $548,000 during the same period in 2015. An area of emphasis for Heartland's bank subsidiary, Wisconsin Bank & Trust, particularly after the acquisition of the Community Banc-Corp of Sheboygan, Inc. bank branches in 2015, has been the origination for sale of small business loans written under the United States Small Business Administration and United States Department of Agriculture Rural Development Business and Industry loan programs. This focus was the primary reason for the increased gains on sale of commercial and agricultural loans during 2016.

Trust fees decreased $288,000 or 7% during the second quarter of 2016 compared to the same quarter in 2015. For the six-month period ended June 30, 2016, trust fees decreased $106,000 or 1% when compared to the same six-month period in 2015. Heartland derives trust fees from providing personal and corporate trust, employee benefit plan and estate administration. Heartland provides both discretionary and nondiscretionary investment management services with respect to trust assets under administration. The market value of trust assets under administration was $2.27 billion at June 30, 2016, in comparison with $2.22 billion at December 31, 2015, and $2.25 billion at June 30, 2015. These values fluctuate throughout the year as market conditions improve or decline.

Net securities gains totaled $4.6 million during the second quarter of 2016 compared to $3.1 million during the second quarter of 2015, an increase of $1.5 million or 49%. For the first six months of 2016, net securities gains totaled $8.1 million during 2016 compared to $7.5 million during the first six months of 2015, an increase of $685,000 or 9%.

Other noninterest income was $764,000 during the second quarter of 2016 compared to $601,000 during the second quarter of 2015, an increase of $163,000 or 27%. For the first six months of 2016, noninterest income totaled $2.0 million during 2016 compared to $1.5 million during the first six months of 2015, an increase of $482,000 or 33%. The increase during the six-month comparative period was primarily attributable to the reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three and six month periods ended June 30, 2016 and 2015, in thousands:

	Three Months Ended June 30,
	2016	2015	Change	% Change
Salaries and employee benefits	$41,985	$36,851	$5,134	14%
Occupancy	5,220	4,028	1,192	30
Furniture and equipment	2,442	2,176	266	12
Professional fees	7,486	5,249	2,237	43
FDIC insurance assessments	1,120	899	221	25
Advertising	1,551	1,333	218	16
Intangible assets amortization	1,297	715	582	81
Other real estate and loan collection expenses	659	753	(94)	(12)
(Gain)/loss on sales/valuations of assets, net	(43)	1,509	(1,552)	(103)
Other noninterest expenses	9,303	9,969	(666)	(7)
Total Noninterest Expenses	$71,020	$63,482	$7,538	12%
Efficiency ratio, fully taxable equivalent(1)	67.95%	67.43%

(1) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" table that follows for details on this non-GAAP measure.

	Six Months Ended June 30,
	2016	2015	Change	% Change
Salaries and employee benefits	$83,699	$73,489	$10,210	14%
Occupancy	10,223	8,287	1,936	23
Furniture and equipment	4,555	4,282	273	6
Professional fees	14,496	11,293	3,203	28
FDIC insurance assessments	2,288	1,855	433	23
Advertising	2,835	2,514	321	13
Intangible assets amortization	3,192	1,346	1,846	137
Other real estate and loan collection expenses	1,231	1,218	13	1
(Gain)/loss on sales/valuations of assets, net	270	1,862	(1,592)	(85)
Other noninterest expenses	18,540	16,950	1,590	9
Total Noninterest Expenses	$141,329	$123,096	$18,233	15%
Efficiency ratio, fully taxable equivalent(1)	67.43%	69.14%

(1) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" table that follows for details on this non-GAAP measure.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income	$73,118	$57,644	$145,825	$111,574
Taxable equivalent adjustment(1)	3,146	2,408	6,187	4,801
Fully taxable equivalent net interest income	76,264	60,052	152,012	116,375
Noninterest income	31,026	30,661	60,604	61,324
Securities gains, net	(4,622)	(3,110)	(8,148)	(7,463)
Adjusted income	$102,668	$87,603	$204,468	$170,236

Total noninterest expenses	$71,020	$63,482	$141,329	$123,096
Less:
Intangible assets amortization	1,297	715	3,192	1,346
Partnership investment in historic rehabilitation tax credits	—	2,190	—	2,190
(Gain)/loss on sales/valuations of assets, net	(43)	1,509	270	1,862
Adjusted noninterest expenses	$69,766	$59,068	$137,867	$117,698

Efficiency ratio, fully taxable equivalent(2)	67.95%	67.43%	67.43%	69.14%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully taxable equivalent, expresses noninterest expenses as a percentage of fully taxable equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for a proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

For the second quarter of 2016, noninterest expenses totaled $71.0 million compared to $63.5 million during the second quarter of 2015, an increase of $7.5 million or 12%. For the first six months of 2016, noninterest expenses totaled $141.3 million compared to $123.1 million during the first six months of 2015, an increase of $18.2 million or 15%. The categories with the most significant increases were salaries and employee benefits, occupancy, professional fees and intangible assets amortization. These increases were primarily attributable to the recent acquisitions.

One of Heartland's top priorities is to improve its efficiency ratio, on a fully taxable equivalent basis, to a ratio of 65%. During the second quarter of 2016, Heartland's efficiency ratio, on a fully taxable equivalent basis, was 67.95% in comparison with 66.90% during the first quarter of 2016, 68.53% during the fourth quarter of 2015 and 67.43% during the second quarter of 2015. In 2015 and 2016, Heartland has taken steps to improve its efficiency ratio. During the second and third quarters of 2015, management announced the consolidation of two banking centers and the closing of seven under-performing loan production offices. During the first quarter of 2016, management announced the closing of one additional loan production office located outside of Heartland's geographic footprint. Heartland also expects to improve its efficiency ratio by completing systems conversions of acquired banks as soon as possible after the closing dates. The Premier Valley Bank systems conversion was completed during the first quarter of 2016, and the systems conversion for Centennial Bank was completed during the second quarter of 2016. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense mismatches that are inherent in the residential mortgage business.

The largest component of noninterest expenses, salaries and employee benefits, increased $5.1 million or 14% during the second quarter of 2016 as compared to the same quarter in 2015. For the first six months of 2016 in comparison with the first six months of 2015, salaries and employee benefits increased $10.2 million or 14%. These increases were primarily attributable to the additional salaries and employee benefits for employees of Premier Valley Bank, which was acquired in the fourth quarter of 2015, and Centennial Bank, which was acquired in the first quarter of 2016. Heartland had total full-time equivalent employees of 1,888 on June 30, 2016, compared to 1,788 on June 30, 2015. Included in the full-time equivalent employees on June 30, 2016, were approximately 78 at Premier Valley Bank and 103 at Centennial Bank. The closing of out-of-footprint mortgage loan production offices resulted in a reduction of approximately 45 full-time equivalent employees during the first quarter of 2016.

Occupancy expense increased $1.2 million or 30% during the second quarter of 2016 compared to the second quarter of 2015 and $1.9 million or 23% during the first six months of 2016 compared to the first six months of 2015. These increases were primarily attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016.

Professional fees increased $2.2 million or 43% during the second quarter of 2016 compared to the second quarter of 2015 and $3.2 million or 28% during the first six months of 2016 compared to the first six months of 2015, primarily a result of additional services provided to Heartland by third-party advisors, including services performed in connection with acquisitions.

Intangible assets amortization increased $582,000 or 81% during the second quarter of 2016 compared to the second quarter of 2015 and $1.8 million or 137% during the first six months of 2016 compared to the first six months of 2015 as a result of the acquisitions completed during the last half of 2015 and first quarter of 2016.

During the second quarter of 2016, gain/loss on sales/valuation of assets, net included a $415,000 gain resulting from the condemnation by the Wisconsin Department of Transportation of real property owned by Wisconsin Bank & Trust. Exclusive of this gain, net losses on sales/disposition of assets was $372,000 for the second quarter of 2016 compared to $1.5 million for the second quarter of 2015, a decrease of $1.1 million or 75%. For the first six months of 2016, exclusive of the gain on disposition of the condemned land, net losses on sales/valuations of assets was $685,000 compared to $1.9 million during the first six months of 2015, a decrease of $1.2 million or 63%.

For the second quarter of 2016, other noninterest expenses decreased $666,000 or 7% over the second quarter of 2015. Included in other noninterest expenses for the second quarter of 2015 was $2.2 million in costs associated with a partnership investment in a commercial and residential real estate project which qualified for historic rehabilitation tax credits. These credits were included as a reduction to income tax expense as further described in the Income Taxes section below. Excluding the effect of the cost associated with the tax credit investment, other noninterest expenses increased $1.5 million or 20% for the second quarter of 2016 in comparison with the second quarter of 2015 and $3.8 million or 26% for the first six months of 2016 in comparison with the first six months of 2015. These increases were primarily a result of additional investments in technology and initial and ongoing costs associated with Heartland's acquisitions.

Income Taxes

Heartland's effective tax rate was 32.37% for the second quarter of 2016 compared to 20.83% for the second quarter of 2015. Included in the determination of Heartland's income taxes for the second quarter of 2015 were federal historic rehabilitation tax credits totaling $2.9 million associated with Heartland's ownership interest in a qualifying real estate project. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $304,000 during the second quarter of 2016 compared to $145,000 during the second quarter of 2015. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 18.83% during the second quarter of 2016 compared to 23.35% during the second quarter of 2015.

Heartland's effective tax rate was 32.73% for the first six months of 2016 compared to 27.29% for the first six months of 2015. Included in the determination of Heartland's income taxes for the first six months of 2015 were the $2.9 million federal historic rehabilitation tax credits referred to above. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $608,000 during the first six months of 2016 compared to $290,000 during the first six months of 2015. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 18.86% during the first six months of 2016 compared to 21.00% during the first six months of 2015.

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

Income before taxes for the community and other banking segment for the second quarter of 2016 was $30.0 million compared to $16.9 million for the second quarter of 2015, a $13.1 million or 77% increase. For the first six months of 2016, income before taxes for the community and other banking segment was $58.3 million compared to $37.8 million for the first six months of 2015, a $20.5 million or 54% increase. These increases resulted primarily from increased net interest income, lower provision for loan losses and increased noninterest income, the effect of which was partially offset by increased noninterest expenses. Net interest income from the community and other banking segment improved by $15.9 million or 28% for the second quarter of 2016 as compared to the second quarter of 2015 and $34.6 million or 32% for the first six months of 2016 compared to the first six months of 2015. These increases in net interest income were primarily a result of additional earning assets from the four acquisitions completed during 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016, combined with strong loan growth experienced during the last half of 2015. Provision for loan losses allocable to the community and other banking segment decreased $3.6 million or 63% for the quarterly comparative periods and $3.2 million or 43% for the six-month comparative periods. These decreases resulted from a $2.3 million recovery on a previously charged-off loan recorded during the second quarter of 2016 and slower loan growth during the first six months of 2016 in comparison with the first six months of 2015. Noninterest income allocable to the community and other banking segment totaled $19.9 million during the second quarter of 2016 compared to $15.6 million during the second quarter of 2015, an increase of $4.3 million or 28%. For the first six months of 2016, noninterest income allocable to the community and other banking segment totaled $38.4 million compared to $32.7 million during 2015, an increase of $5.8 million or 18%. These increases were primarily a result of increased service charges and fees and higher net gains on sales of securities. Noninterest expenses allocable to the community and other banking segment increased $10.7 million or 22% during the second quarter of 2016 as compared to the second quarter of 2015 and $23.0 million or 24% during the first six months of 2016 compared to the first six months of 2015, primarily as a result of Heartland's recent acquisitions.

The retail mortgage banking segment recorded income before taxes of $1.0 million for the second quarter of 2016 compared to income before taxes of $2.2 million for the second quarter of 2015, a decrease of $1.2 million or 54%. For the first six months of 2016, the retail mortgage banking segment recorded income before taxes of $2.6 million compared to $4.7 million during the first six months of 2015, a decrease of $2.1 million or 44%. Noninterest income from the retail mortgage banking segment totaled $11.1 million during the second quarter of 2016 compared to $15.1 million during the second quarter of 2015, a $3.9 million or 26% decrease. For the first six months of 2016, noninterest income from the retail mortgage banking segment totaled $22.2 million compared to $28.7 million during the first six months of 2015, a $6.5 million or 23% decrease. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $440.9 million in the second quarter of 2016 compared to $615.5 million in the second quarter of 2015, a decrease of $174.6 million or 28%. For the first six months of 2016, mortgage loan applications were $847.9 million compared to $1.26 billion during the first six months of 2015, a decrease of $415.0 million or 33%. The volume of mortgage loans sold totaled $302.4 million during the second quarter of 2016, a $99.7 million or 25% decrease from $402.2 million sold during the second quarter of 2015. For the first six months of 2016, the volume of mortgage loans sold totaled $522.8 million compared to $670.9 million during the first six months of 2015, a $148.1 million or 21% decrease. Noninterest expenses allocable to the retail mortgage banking segment were $11.3 million during the second quarter of 2016 compared to $14.5 million during the second quarter of 2015, a decrease of $3.2 million or 22%. For the first six months of 2016, noninterest expenses allocable to the retail mortgage banking segment were $21.9 million compared to $26.7 million during the first six months of 2015, a decrease of $4.8 million or 18%. During 2015, management refined its strategy with respect to its retail mortgage banking business by emphasizing growth in this line of business in bank subsidiary locations instead of out-of-footprint locations. To implement this strategy, seven under-performing mortgage loan production offices were closed during the second and third quarters of 2015, and an additional closure was announced during the first quarter of 2016. In addition to reduced transaction-based compensation to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during the first six months of 2016 in comparison with first six months of 2015, the office closures also contributed to the reduction in noninterest expenses during the first six months of 2016 in comparison with the first six months of 2015.

FINANCIAL CONDITION

Total assets were $8.20 billion at June 30, 2016, an increase of $509.6 million or 7% since year-end 2015. Included in this growth, at fair value, was $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction.

Lending Activities

Total net loans and leases held to maturity were $5.48 billion at June 30, 2016, compared to $5.00 billion at year-end 2015, an increase of $480.8 million or 10%. This increase includes $581.5 million of total loans and leases held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this transaction, total loans and leases held to maturity decreased $20.7 million during the second quarter of 2016 and $80.0 million during the first quarter of 2016. Some of the downward trend during the first half of 2016 was driven by a slowdown in demand in Heartland's markets which are highly competitive and where high quality clients require significant cultivation. Additionally, Heartland has placed a higher emphasis on commercial and industrial loans instead of commercial real estate loans. The downward trend in total loans and leases began to reverse itself during the second quarter of 2016, and management believes the loan pipeline has improved going into the last half of 2016. Management expects loan growth to fluctuate from quarter-to-quarter but overall to average 1% to 2% per quarter during the last half of 2016.

The table below presents the composition of the loan portfolio as of June 30, 2016, and December 31, 2015, in thousands:

LOAN PORTFOLIO	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Loans and leases receivable held to maturity:
Commercial	$1,287,301	23.47%	$1,279,214	25.56%
Commercial real estate	2,643,578	48.19	2,326,360	46.50
Agricultural and agricultural real estate	480,883	8.77	471,870	9.43
Residential mortgage	644,267	11.75	539,555	10.78
Consumer	428,730	7.82	386,867	7.73
Gross loans and leases receivable held to maturity	5,484,759	100.00%	5,003,866	100.00%
Unearned discount	(686)		(488)
Deferred loan fees	(1,815)		(1,892)
Total net loans and leases receivable held to maturity	5,482,258		5,001,486
Allowance for loan and lease losses	(51,756)		(48,685)
Loans and leases receivable, net	$5,430,502		$4,952,801

Loans and leases secured by real estate, either fully or partially, totaled $3.73 billion or 68% of gross loans and leases at June 30, 2016. Excluding purchase accounting valuations, of the properties securing non-farm, nonresidential real estate loans, 54% are owner occupied. The largest categories of Heartland's real estate secured loans at June 30, 2016, and December 31, 2015, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2016	December 31, 2015
Residential real estate, excluding residential construction and residential lot loans	$1,104,016	$849,296
Industrial, manufacturing, business and commercial	500,822	429,891
Agriculture	246,555	255,345
Retail	356,708	239,975
Office	391,284	275,289
Land development and lots	139,759	122,551
Hotel, resort and hospitality	146,423	115,083
Multi-family	169,135	179,243
Food and beverage	104,720	90,339
Warehousing	119,549	82,356
Health services	147,895	101,961
Residential construction	159,297	97,205
All other	162,247	164,255
Loans acquired in the quarter	—	318,797
Purchase accounting valuations	(22,191)	(20,994)
Total loans secured by real estate	$3,726,219	$3,300,592

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

Nonperforming loans were $57.1 million or 1.04% of total loans and leases at June 30, 2016, compared to $39.7 million or 0.79% of total loans and leases at December 31, 2015, an increase of $17.4 million or 44%. Exclusive of $1.6 million of nonperforming loans acquired in the CIC Bancshares, Inc. transaction, nonperforming loans increased $15.8 million or 40% since year-end 2015.

Contributing to this increase was a $9.9 million agribusiness relationship at Dubuque Bank and Trust Company which is in the process of collection. Based upon a current valuation of the collateral securing this loan relationship, no loss is anticipated on this credit. The increase in nonperforming loans during the first half of 2016 was also attributable to the loan portfolios of Heartland's recently acquired banks. Heartland's special assets group continues to work with these borrowers to obtain an appropriate resolution of these nonperforming loans. At June 30, 2016, approximately $21.3 million or 37% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to an aggregate of seven borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $13.7 million at June 30, 2016, and $8.9 million at December 31, 2015.

The allowance for loan and lease losses at June 30, 2016, was 0.94% of loans and leases and 90.72% of nonperforming loans compared to 0.97% of loans and leases and 122.77% of nonperforming loans at December 31, 2015. The decrease in the allowance for loan and lease losses as a percent of nonperforming loans at June 30, 2016, in comparison with December 31, 2015, was the result of an increase in nonperforming loans as discussed above. Management does not believe the increase in nonperforming loans and leases represents a serious problem for Heartland for the following reasons: (1) the new nonperforming agribusiness relationship discussed above demonstrated no impairment at June 30, 2016; (2) $9.7 million of nonperforming retail loans subject Heartland to minimal loss exposure due to government guarantees; and (3) most of the balance of the increase in nonperforming loans are contained in the loan portfolios of the banks recently acquired by Heartland, which are covered by purchase accounting adjustments. At June 30, 2016, these purchase accounting adjustments totaled $32.7 million and covered $1.17 billion of acquired loans. At December 31, 2015, these purchase accounting adjustments totaled $28.7 million and covered $783.3 million of acquired loans. Excluding those loans covered by the purchase accounting adjustments, the allowance to loans and leases ratio was 1.19% at June 30, 2016, and 1.15% at December 31, 2015.

Loans delinquent 30 to 89 days as a percent of total loans increased to 0.73% at June 30, 2016, in comparison with 0.31% at December 31, 2015, primarily due to one sub-rated commercial relationship that represents nearly 30% of the delinquency total and for which discussions with the borrower to cure the delinquency are underway.

The tables below present the changes in the allowance for loan and lease losses during the three and six months ended June 30, 2016 and 2015, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES	Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$49,738	$41,854
Provision for loan and lease losses	2,118	5,674
Recoveries on loans and leases previously charged off	2,851	820
Charge-offs on loans and leases not covered by loss share agreements	(2,951)	(2,734)
Balance at end of period	$51,756	$45,614
Annualized ratio of net charge offs to average loans and leases	0.01%	0.17%

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$48,685	$41,449
Provision for loan and lease losses	4,185	7,345
Recoveries on loans and leases previously charged off	3,442	1,558
Charge-offs on loans and leases	(4,556)	(4,738)
Balance at end of period	$51,756	$45,614
Annualized ratio of net charge offs to average loans and leases	0.04%	0.15%

The table below presents the amounts of nonperforming loans and leases and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2016	2015	2015	2014
Not covered under loss share agreements:
Nonaccrual loans and leases	$57,053	$26,710	$39,655	$25,070
Loan and leases contractually past due 90 days or more	—	—	—	—
Total nonperforming loans and leases	57,053	26,710	39,655	25,070
Other real estate	11,003	16,983	11,524	19,016
Other repossessed assets	564	544	485	445
Total nonperforming assets not covered under loss share agreements	$68,620	$44,237	$51,664	$44,531
Covered under loss share agreements:
Nonaccrual loans and leases	$—	$—	$—	$278
Total nonperforming assets covered under loss share agreements	$—	$—	$—	$278
Performing troubled debt restructured loans(1)	$9,923	$10,903	$11,075	$12,133
Nonperforming loans and leases not covered under loss share agreements to total loans and leases	1.04%	0.60%	0.79%	0.65%
Nonperforming assets not covered under loss share agreements to total loans and leases plus repossessed property	1.25%	0.99%	1.03%	1.14%
Nonperforming assets not covered under loss share agreements to total assets	0.84%	0.66%	0.67%	0.74%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedule below summarizes the changes in Heartland's nonperforming assets, including those covered by loss share agreements, during the second quarter of 2016 and the first six months of 2016, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2016	$48,389	$11,338	$426	$60,153
Loan foreclosures	(917)	910	7	—
Net loan charge-offs	(100)	—	—	(100)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	19,994	—	—	19,994
Reduction of nonperforming loans(1)	(10,313)	—	—	(10,313)
OREO/Repossessed assets sales proceeds	—	(908)	(10)	(918)
OREO/Repossessed assets writedowns, net	—	(337)	—	(337)
Net activity at Citizens Finance Co.	—	—	141	141
June 30, 2016	$57,053	$11,003	$564	$68,620

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2015	$39,655	$11,524	$485	$51,664
Loan foreclosures	(1,359)	1,346	13	—
Net loan charge-offs	(1,114)	—	—	(1,114)
Acquired nonperforming assets	1,582	1,934	—	3,516
New nonperforming loans	32,165	—	—	32,165
Reduction of nonperforming loans(1)	(13,876)	—	—	(13,876)
OREO/Repossessed assets sales proceeds	—	(3,253)	(76)	(3,329)
OREO/Repossessed assets writedowns, net	—	(548)	29	(519)
Net activity at Citizens Finance Co.	—	—	113	113
June 30, 2016	$57,053	$11,003	$564	$68,620

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 23% of total assets at June 30, 2016, and 24% of total assets on December 31, 2015. Total available for sale securities as of June 30, 2016, were $1.57 billion, a decrease of $11.8 million or 1% from $1.58 billion at December 31, 2015.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity securities, by major category, as of June 30, 2016, and December 31, 2015, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$5,101	0.27%	$25,766	1.37%
Mortgage-backed securities	1,220,732	65.65	1,247,071	66.37
Obligation of states and political subdivisions	596,845	32.09	570,730	30.37
Corporate debt securities	830	0.04	846	0.05
Equity securities	13,507	0.73	13,138	0.70
Other securities	22,680	1.22	21,443	1.14
Total securities	$1,859,695	100.00%	$1,878,994	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 66% at both June 30, 2016, and December 31, 2015. Approximately 77% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2016. Heartland's securities portfolio had an expected duration of 4.1 years as of June 30, 2016, compared to 3.9 years at year-end 2015.

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

At June 30, 2016, Heartland had $22.7 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $6.84 billion as of June 30, 2016, compared to $6.41 billion at year-end 2015, an increase of $431.7 million or 7%.

The table below presents, in thousands, the composition of Heartland's deposits by category as of June 30, 2016, and December 31, 2015:

DEPOSITS	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Demand	$2,149,911	31.44%	$1,914,141	29.88%
Savings	3,691,791	54.00	3,367,479	52.57
Time	995,870	14.56	1,124,203	17.55
Total	$6,837,572	100.00%	$6,405,823	100.00%

The increase in deposits includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Excluding deposits acquired in this transaction, total deposits decreased $86.8 million during the second quarter of 2016 and $129.6 million during the first quarter of 2016. These decreases were primarily attributable to a lower level of time deposits, which decreased $146.5 million during the second quarter of 2016 and $131.3 million during the first six months of 2016 when excluding the $149.5 million of time deposits acquired in the CIC Bancshares, Inc. transaction. This trend of reduced time deposits is expected to continue during the third quarter of 2016 as management remains focused on building its demand and savings deposit customer base. Heartland does not plan to offer highly competitive interest rates on time deposits except to customers with which it has significant banking relationships. Demand deposits totaled $2.15 billion at June 30, 2016, an increase of $235.8 million or 12% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction. Excluding demand deposits acquired in this transaction, demand deposits increased $70.4 million during the second quarter of 2016 and $1.1 million during the first quarter of 2016. Deposit composition continued to reflect a favorable mix with demand deposits at 31% of total deposits, savings deposits at 54% and time deposits at 15% at June 30, 2016, compared to demand deposits at 30% of total deposits, savings deposits at 53% and time deposits at 17% of total deposits at December 31, 2015.

Short-Term Borrowings

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland's bank subsidiaries was $303.7 million at June 30, 2016, compared to $293.9 million at year-end 2015. Short-term FHLB advances of $75.5 million were included in short-term borrowings at June 30, 2016, in comparison with $11.1 million at December 31, 2015.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $196.3 million at June 30, 2016, compared to $253.7 million at December 31, 2015.

Also included in short-term borrowings is a $20.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. A balance of $15.0 million was outstanding on this line at both June 30, 2016, and December 31, 2015. Heartland entered into an additional non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank described below. At June 30, 2016, a $48.2 million balance was outstanding on this non-revolving credit line compared to no balance outstanding at December 31, 2015. On July 20, 2016, the borrowing capacity on this non-revolving credit line was increased by an additional $25.0 million with no additional draws on this line taken as of the filing of this quarterly report on Form 10-Q. Any outstanding balance on the non-revolving credit line is due on November 30, 2016.

Other Borrowings

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, and obligations under trust preferred capital securities. As of June 30, 2016, the amount of other borrowings was $296.9 million, an increase of $33.7 million or 13% since year-end 2015.

Long-term FHLB borrowings with an original term of more than one year totaled $12.1 million at June 30, 2016, compared to $17.2 million at December 31, 2015, a decrease of $5.1 million or 30%. Total long-term FHLB borrowings at June 30, 2016, had an average rate of 2.77% and an average maturity of 2.9 years.

Structured wholesale repurchase agreements totaled $30.0 million at both June 30, 2016, and December 31, 2015. These wholesale repurchase agreements mature in 2018.

In April 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. At maturity, this amortizing term loan was repaid with an advance on Heartland's non-revolving credit line. The outstanding balance on this amortizing term loan was $8.9 million at December 31, 2015.

Heartland had senior notes totaling $16.0 million outstanding at both June 30, 2016, and December 31, 2015, and subordinated notes totaling $82.1 million outstanding at June 30, 2016, and $74.1 million at December 31, 2015. Included in the subordinated notes at June 30, 2016, were $2.0 million of subordinated convertible notes and $6.0 million of subordinated debentures assumed in the CIC Bancshares, Inc. transaction.

A schedule of Heartland's trust preferred securities outstanding as of June 30, 2016, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/16(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	3.41%(2)	03/17/2034	09/17/2016
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.96%(3)	04/07/2036	10/07/2016
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	09/15/2016
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.15%(5)	09/01/2037	09/01/2016
Morrill Statutory Trust I	8,759	12/19/2002	3.25% over LIBOR	3.89%(6)	12/26/2032	09/26/2016
Morrill Statutory Trust II	8,364	12/17/2003	2.85% over LIBOR	3.51%(7)	12/17/2033	09/17/2016
Sheboygan Statutory Trust I	6,221	9/17/2003	2.95% over LIBOR	3.61%	09/17/2033	09/17/2016
CBNM Capital Trust I	4,235	9/10/2004	3.25% over LIBOR	3.90%	12/15/2034	09/15/2016
	$115,210

(1) Effective weighted average interest rate as of June 30, 2016, was 4.97% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of June 30, 2016, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of June 30, 2016, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of June 30, 2016, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of June 30, 2016, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of June 30, 2016, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve instructions and are required regulatory financial measures. Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	June 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratio
Tier 1 capital	$669,751	10.35%	$683,706	11.56%
Tier 1 capital minimum requirement	388,398	6.00%	354,980	6.00%
Excess	$281,353	4.35%	$328,726	5.56%

Common Equity Tier 1 capital	$550,920	8.51%	$487,132	8.23%
Common Equity Tier 1 minimum requirement	291,299	4.50%	266,324	4.50%
Excess	$259,621	4.01%	$220,808	3.73%

Total capital	$798,947	12.34%	$812,568	13.74%
Total capital minimum requirement	517,865	8.00%	473,282	8.00%
Excess	$281,082	4.34%	$339,286	5.74%
Total risk-weighted assets	$6,473,308		$5,916,027

Leverage Ratio
Tier 1 capital	$669,751	8.29%	$683,706	9.58%
Tier 1 capital minimum requirement	323,105	4.00%	285,606	4.00%
Excess	$346,646	4.29%	$398,100	5.58%
Average adjusted assets (less goodwill and other intangible assets)	$8,077,613		$7,140,152

Heartland filed a shelf registration statement with the SEC on August 28, 2013, which became effective on September 9, 2013, to register up to $75.0 million in common stock, warrants or a combination of these securities. This shelf registration statement provides Heartland the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. At June 30, 2016, $75.0 million of securities was available to be issued under this shelf registration statement, which will expire on September 9, 2016.

In anticipation of the expiration of the shelf registration discussed above, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities on July 29, 2016. This shelf registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement will permit Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may be offered is not specified in the registration statement, and the terms of any future offerings will be established at the time of the offering.

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

Common stockholders' equity was $684.2 million at June 30, 2016, compared to $581.5 million at December 31, 2015. Book value per common share was $27.88 at June 30, 2016, compared to $25.92 at year-end 2015. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized gains on securities available for sale and derivative instruments, net of applicable taxes, of $513,000 at June 30, 2016, compared to unrealized losses of $6.0 million at December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2016, and December 31, 2015, commitments to extend credit aggregated $1.73 billion and $1.56 billion, respectively. Standby letters of credit aggregated $53.3 million at June 30, 2016 and $55.4 million at December 31, 2015.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015. As part of the CIC Bancshares, Inc. transaction completed on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes and $6.0 million of subordinated debentures. Except for the commitments with respect to the CIC Bancshares, Inc. acquisition, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its bank subsidiaries and the issuance of debt securities. At June 30, 2016, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which $15.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At June 30, 2016, $48.2 million was outstanding on this $50.0 million non-revolving credit line, leaving an additional borrowing capacity of $1.8 million. On July 20, 2016, the borrowing capacity on the non-revolving credit line was increased by $25.0 million. Heartland has taken no additional draws on this line as of the filing of this quarterly report on Form 10-Q. These credit agreements contains specific financial covenants, all of which Heartland was in compliance with as of June 30, 2016.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in Heartland's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

Heartland continues to explore opportunities to expand its footprint of independent community banks. Given the current banking industry environment, Heartland has changed its strategic growth initiatives from establishing de novo banks and branching to acquisitions. Heartland is focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

LIQUIDITY

Liquidity refers to Heartland's ability to maintain cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers' credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings, and its ability to borrow funds in the money or capital markets.

Operating activities provided $50.4 million of cash during the first six months of 2016. Operating activities provided $9.0 million of cash during the first six months of 2015. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $7.8 million during the first six months of 2016 compared to $34.7 million during the first six months of 2015. Also affecting the change in cash provided from operating activities during the first six months of 2016 was the $10.3 million increase in net income.

Investing activities provided cash of $223.9 million during the first six months of 2016 compared to using $91.4 million during the first six months of 2015. The proceeds from securities sales, paydowns and maturities were $717.3 million during the first six months of 2016 compared to $623.9 million during the first six months of 2015. Cash used for the purchase of securities totaled $596.0 million during the first six months of 2016 compared to $538.7 million during the first six months of 2015. A net change in loans and leases provided $98.2 million of cash during the first six months of 2016 compared to using $184.0 million during the first six months of 2015.

Financing activities used cash of $303.1 million during the first six months of 2016 compared to providing cash of $128.3 million during the first six months of 2015. The net decrease in time deposits used cash of $277.9 million during the first six months of 2016 compared to a net increase in time deposits providing cash of $51.0 million during the first six months of 2015. Short-term borrowings activity used cash of $26.0 million during the first six months of 2016 compared to providing $122.8 million of cash during the first six months of 2015. Other borrowing activity provided cash of $25.5 million during the first six months of 2016 compared to using $105.4 million during the first six months of 2015. Also included in the use of cash during the first six months of 2016 was $81.7 million of cash used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund.

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

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of with $15.0 million had been drawn down at June 30, 2016. Heartland also has a $50.0 million non-revolving credit line with the same unaffiliated bank under which $48.2 million was outstanding at June 30, 2016, leaving an additional borrowing capacity of $1.8 million at June 30, 2016. On July 20, 2016, the amount available under the non-revolving credit line was increased by $25.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on the current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. Heartland's objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first six months of 2016.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2016, and June 30, 2015, provided the following results, in thousands:

	2016		2015
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$281,651	(2.76)%	$214,007	(2.65)%
Base	$289,650		$219,839
Up 200 Basis Points	$286,207	(1.19)%	$216,128	(1.69)%
Year 2
Down 100 Basis Points	$268,616	(7.26)%	$204,777	(6.85)%
Base	$290,353	0.24%	$219,631	(0.09)%
Up 200 Basis Points	$296,350	2.31%	$221,044	0.55%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both June 30, 2016, and December 31, 2015, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended June 30, 2016, there have been no changes in Heartland's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the six months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 20, 2016).
10.2	(1)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 20, 2016).
10.3	(2)	Promissory Note and Third Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016.
10.4	(2)	Promissory Note and Fourth Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2016.
10.5	(2)	Promissory Note and Fifth Amendment to Business Loan Agreement Dated June 14, 2013 between Heartland Financial USA, Inc. and Bankers Trust Company dated July 20, 2016.
31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	(2)
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

Dated: August 5, 2016