Form 10-Q
period 2016-09-30
HEARTLAND FINANCIAL USA INC
filed 2016-11-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 8, 2016, the Registrant had outstanding 26,062,541 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Cash and due from banks	$196,234	$237,841
Federal funds sold and other short-term investments	5,855	20,958
Cash and cash equivalents	202,089	258,799
Time deposits in other financial institutions	2,105	2,355
Securities:
Available for sale, at fair value (cost of $1,652,938 at September 30, 2016, and $1,584,703 at December 31, 2015)	1,655,696	1,578,434
Held to maturity, at cost (fair value of $284,948 at September 30, 2016, and $294,513 at December 31, 2015)	265,302	279,117
Other investments, at cost	22,082	21,443
Loans held for sale	78,317	74,783
Loans receivable:
Held to maturity	5,438,715	5,001,486
Allowance for loan losses	(54,653)	(48,685)
Loans receivable, net	5,384,062	4,952,801
Premises, furniture and equipment, net	162,207	146,259
Premises, furniture and equipment held for sale	3,634	3,889
Other real estate, net	10,740	11,524
Goodwill	127,699	97,852
Core deposit intangibles, net	23,922	22,019
Servicing assets, net	35,906	34,926
Cash surrender value on life insurance	112,060	110,297
Other assets	116,394	100,256
TOTAL ASSETS	$8,202,215	$7,694,754
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$2,238,736	$1,914,141
Savings	3,753,300	3,367,479
Time	920,657	1,124,203
Total deposits	6,912,693	6,405,823
Short-term borrowings	214,105	293,898
Other borrowings	294,493	263,214
Accrued expenses and other liabilities	76,536	68,646
TOTAL LIABILITIES	7,497,827	7,031,581
STOCKHOLDERS' EQUITY:
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 0 shares and 81,698 shares outstanding at September 30, 2016, and December 31, 2015, respectively)	—	81,698
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized and 1,078 shares issued and outstanding at September 30, 2016; 0 shares authorized, issued and outstanding at December 31, 2015)	1,357	—
Common stock (par value $1 per share; 30,000,000 shares authorized at both September 30, 2016, and December 31, 2015; issued 24,683,277 shares at September 30, 2016, and 22,435,693 shares at December 31, 2015)	24,683	22,436
Capital surplus	279,316	216,436
Retained earnings	402,179	348,630
Accumulated other comprehensive income (loss)	(3,079)	(6,027)
Treasury stock at cost (1,897 shares at September 30, 2016, and 0 shares at December 31, 2015)	(68)	—
TOTAL STOCKHOLDERS' EQUITY	704,388	663,173
TOTAL LIABILITIES AND EQUITY	$8,202,215	$7,694,754

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$70,046	$58,328	$208,280	$167,201
Interest on securities:
Taxable	7,917	5,858	24,604	19,729
Nontaxable	3,717	3,077	10,793	8,867
Interest on federal funds sold	1	1	12	3
Interest on interest bearing deposits in other financial institutions	6	4	13	11
TOTAL INTEREST INCOME	81,687	67,268	243,702	195,811
INTEREST EXPENSE:
Interest on deposits	4,001	3,767	12,195	11,758
Interest on short-term borrowings	235	228	1,083	638
Interest on other borrowings (includes $492 and $557 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2016 and 2015, respectively, and $1,463 and $1,680 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015, respectively)	3,770	3,549	10,918	12,117
TOTAL INTEREST EXPENSE	8,006	7,544	24,196	24,513
NET INTEREST INCOME	73,681	59,724	219,506	171,298
Provision for loan losses	5,328	3,181	9,513	10,526
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,353	56,543	209,993	160,772
NONINTEREST INCOME:
Service charges and fees	8,278	6,350	23,462	17,654
Loan servicing income	873	1,368	3,433	3,572
Trust fees	3,689	3,507	11,127	11,051
Brokerage and insurance commissions	1,006	869	2,914	2,872
Securities gains, net (includes $1,586 and $1,807 of net security gains reclassified from accumulated other comprehensive income for the three months ended September 30, 2016 and 2015, respectively, and $9,964 and $9,270 of net security gains reclassified from accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015, respectively)	1,584	1,767	9,732	9,230
Net gains on sale of loans held for sale	11,459	9,823	33,794	38,164
Valuation allowance on commercial servicing rights	5	—	(41)	—
Income on bank owned life insurance	620	372	1,733	1,355
Other noninterest income	1,028	924	2,992	2,406
TOTAL NONINTEREST INCOME	28,542	24,980	89,146	86,304
NONINTEREST EXPENSES:
Salaries and employee benefits	40,733	37,033	124,432	110,522
Occupancy	5,099	4,307	15,322	12,594
Furniture and equipment	2,746	2,121	7,301	6,403
Professional fees	5,985	5,251	20,481	16,544
FDIC insurance assessments	1,180	1,018	3,468	2,873
Advertising	1,339	1,327	4,174	3,841
Intangible assets amortization	1,291	734	4,483	2,080
Other real estate and loan collection expenses	640	496	1,871	1,714
(Gain)/loss on sales/valuations of assets, net	794	721	1,064	2,583
Other noninterest expenses	8,620	8,988	27,160	25,938
TOTAL NONINTEREST EXPENSES	68,427	61,996	209,756	185,092
INCOME BEFORE INCOME TAXES	28,468	19,527	89,383	61,984
Income taxes (includes $408 and $451 of income tax expense reclassified from accumulated other comprehensive income for the three months ended September 30, 2016 and 2015, respectively, and $3,171 and $2,816 of income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015, respectively)	8,260	4,945	28,196	16,533
NET INCOME	20,208	14,582	61,187	45,451
Preferred dividends	(53)	(205)	(273)	(613)
Interest expense on convertible preferred debt	17	—	48	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,172	$14,377	$60,962	$44,838
EARNINGS PER COMMON SHARE - BASIC	$0.82	$0.70	$2.51	$2.19
EARNINGS PER COMMON SHARE - DILUTED	$0.81	$0.69	$2.48	$2.16
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.10	$0.30	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$20,208	$14,582	$61,187	$45,451
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	(5,696)	2,202	18,274	10,916
Reclassification adjustment for net gains realized in net income	(1,586)	(1,807)	(9,964)	(9,270)
Net change in non-credit related other than temporary impairment	—	24	7	72
Income taxes	2,871	(169)	(3,364)	(667)
Other comprehensive income (loss) on securities	(4,411)	250	4,953	1,051
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	844	(3,071)	(4,623)	(3,016)
Reclassification adjustment for net losses on derivatives realized in net income	492	557	1,463	1,680
Income taxes	(517)	936	1,155	488
Other comprehensive income (loss) on cash flow hedges	819	(1,578)	(2,005)	(848)
Other comprehensive income (loss)	(3,592)	(1,328)	2,948	203
TOTAL COMPREHENSIVE INCOME	$16,616	$13,254	$64,135	$45,654

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,187	$45,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,975	16,325
Provision for loan losses	9,513	10,526
Net amortization of premium on securities	24,093	21,339
Securities gains, net	(9,732)	(9,230)
Stock based compensation	3,073	2,635
Write downs and losses on repossessed assets, net	1,094	1,686
Loans originated for sale	(863,354)	(1,087,510)
Proceeds on sales of loans held for sale	883,758	1,083,285
Net gains on sale of loans held for sale	(23,938)	(27,102)
Increase (decrease) in accrued interest receivable	(1,054)	170
Increase in prepaid expenses	(128)	(1,021)
Increase (decrease) in accrued interest payable	332	(177)
Capitalization of servicing rights	(9,856)	(11,766)
Valuation adjustment on commercial servicing rights	41	—
Write downs and losses on sales of assets, net	(30)	897
Other, net	(2,419)	8,137
NET CASH PROVIDED BY OPERATING ACTIVITIES	95,555	53,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	768,617	877,077
Proceeds from the sale of securities held to maturity	4,557	—
Proceeds from the sale of other investments	4,722	12,917
Proceeds from the sale of time deposits in other financial institutions	—	2,925
Proceeds from the maturity of and principal paydowns on securities available for sale	130,549	124,084
Proceeds from the maturity of and principal paydowns on securities held to maturity	8,271	1,338
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	250	250
Proceeds from the maturity of and principal paydowns on other investments	—	619
Purchase of securities available for sale	(888,903)	(774,657)
Purchase of other investments	(1,875)	(9,833)
Net (increase) decrease in loans	138,725	(225,356)
Purchase of bank owned life insurance policies	—	(1,100)
Proceeds from bank owned life insurance policies	111	—
Capital expenditures	(8,318)	(4,982)
Net cash and cash equivalents received (paid) in acquisitions	8,084	(6,861)
Proceeds from the sale of equipment	686	1,108
Proceeds on sale of OREO and other repossessed assets	3,266	6,328
NET CASH PROVIDED BY INVESTING ACTIVITIES	168,742	3,857

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	160,313	191,361
Net increase (decrease) in savings deposits	51,530	(73,050)
Net decrease in time deposit accounts	(353,084)	(26,326)
Net decrease in short-term borrowings	(101,409)	(25,901)
Proceeds from short term FHLB advances	243,100	276,100
Repayments of short term FHLB advances	(257,250)	(270,000)
Proceeds from other borrowings	40,000	29,000
Repayments of other borrowings	(15,562)	(134,803)
Redemption of preferred stock	(81,698)	—
Purchase of treasury stock	(2,293)	(2,856)
Proceeds from issuance of common stock	1,863	2,330
Excess tax benefits on exercised stock options	1,121	671
Dividends paid	(7,638)	(6,794)
NET CASH USED BY FINANCING ACTIVITIES	(321,007)	(40,268)
Net increase (decrease) in cash and cash equivalents	(56,710)	17,234
Cash and cash equivalents at beginning of year	258,799	73,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,089	$91,105
Supplemental disclosures:
Cash paid for income/franchise taxes	$16,550	$7,305
Cash paid for interest	$23,864	$24,690
Loans transferred to OREO	$1,359	$5,206
Purchases of securities available for sale, accrued, not paid	$—	$3,523
Sales of securities available for sale, accrued, not settled	$250	$—
Stock consideration granted for acquisition	$57,433	$53,052

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income				45,451	203		45,654
Cash dividends declared:
Series C Preferred, $7.50 per share				(613)			(613)
Common, $0.30 per share				(6,181)			(6,181)
Purchase of 54,389 shares of common stock						(2,856)	(2,856)
Issuance of 2,180,585 shares of common stock		2,129	51,162			2,762	56,053
Stock based compensation			2,635				2,635
Balance at September 30, 2015	$81,698	$20,640	$149,613	$337,421	$1,731	$(94)	$591,009
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				61,187	2,948		64,135
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $35.00 per share				(105)			(105)
Common, $0.30 per share				(7,365)			(7,365)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Redemption of Series D preferred stock	(2,420)						(2,420)
Purchase of 49,785 shares of common stock						(2,293)	(2,293)
Issuance of 2,295,472 shares of common stock		2,247	59,807			2,225	64,279
Stock based compensation			3,073				3,073
Balance at September 30, 2016	$1,357	$24,683	$279,316	$402,179	$(3,079)	$(68)	$704,388

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2016, are not necessarily indicative of the results expected for the year ending December 31, 2016.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2016 and 2015, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2016	2015
Net income attributable to Heartland	$20,208	$14,582
Preferred dividends and discount	(53)	(205)
Interest expense on convertible preferred debt	17	—
Net income available to common stockholders	$20,172	$14,377
Weighted average common shares outstanding for basic earnings per share	24,601	20,620
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	322	273
Weighted average common shares for diluted earnings per share	24,923	20,893
Earnings per common share — basic	$0.82	$0.70
Earnings per common share — diluted	$0.81	$0.69
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2016	2015
Net income attributable to Heartland	$61,187	$45,451
Preferred dividends	(273)	(613)
Interest expense on convertible preferred debt	48	—
Net income available to common stockholders	$60,962	$44,838
Weighted average common shares outstanding for basic earnings per share	24,262	20,483
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	319	269
Weighted average common shares for diluted earnings per share	24,581	20,752
Earnings per common share — basic	$2.51	$2.19
Earnings per common share — diluted	$2.48	$2.16
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of September 30, 2016, 549,144 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $1.1 million and $671,000 during the nine months ended September 30, 2016 and 2015, respectively.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2016, and September 30, 2015, 24,153 and 22,648 RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of September 30, 2016 and 2015, and changes during the nine months ended September 30, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,195	$25.53	396,555	$21.48
Granted	143,721	29.75	139,943	28.90
Vested	(117,898)	23.44	(151,681)	17.98
Forfeited	(11,547)	27.12	(15,636)	25.08
Outstanding at September 30	367,471	$27.60	369,181	$25.56

Total compensation costs recorded for RSUs were $3.1 million and $2.6 million for the nine-month periods ended September 30, 2016 and 2015. As of September 30, 2016, there were $3.7 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2019.

Options

Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first nine months of 2016 and 2015. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of September 30, 2016 and 2015, and changes during the nine months ended September 30, 2016 and 2015, follows:

	2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	125,950	$24.08	215,851	$23.85
Granted	—	—	—	—
Exercised	(55,250)	24.82	(81,401)	23.34
Forfeited	(1,500)	21.10	(3,250)	23.51
Outstanding at September 30	69,200	$23.55	131,200	$24.15
Options exercisable at September 30	69,200	$23.55	131,200	$24.15

At September 30, 2016, the vested options totaled 69,200 shares with a weighted average exercise price of $23.55 per share and a weighted average remaining contractual life of 0.86 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of September 30, 2016, was $866,000. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2016, was $486,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $1.4 million for the nine months ended September 30, 2016, and $1.9 million for the nine months ended September 30, 2015.

Total compensation costs recorded for options were $0 for both the nine month periods ended September 30, 2016 and 2015. There are no unrecorded compensation costs related to options at September 30, 2016. No stock options vested during the nine-month periods ended September 30, 2016 and 2015.

Subsequent Events

On October 29, 2016, Heartland entered into a definitive merger agreement providing for the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The transaction is valued at approximately $29.1 million, subject to adjustment. Of the merger consideration, 70% will be in the form of shares of Heartland common stock, and 30% will be in cash. As of September 30, 2016, Founders Community Bank had total assets of $198.5 million, which includes gross loans of $106.6 million and total deposits of $180.5 million. The closing of the acquisition is subject to customary closing conditions, including approvals by the Founders Bancorp shareholders and banking regulators, and is expected to occur in the first quarter of 2017. Simultaneous with the close, Founders Community Bank will be merged into Heartland's Premier Valley Bank subsidiary. Heartland expects the acquisition to be accretive to its earning per share during 2018.

On November 2, 2016, Heartland commenced a public offering of 1,379,690 shares of its common stock at $36.24 per share, and the offering closed on November 8, 2016. The offering resulted in net proceeds of approximately $49.7 million after deducting estimated offering expenses payable by Heartland. All of the shares of common stock included in the offering are primary shares. Heartland intends to use the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

The interim unaudited consolidated financial statements contained herein cover results for the quarter ended September 30, 2016, and as a result, the effects of these transactions are excluded from the financial results and financial position of Heartland disclosed herein.

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

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software." The amendment intends to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities can elect to adopt the standard either retrospectively or prospectively to all cloud computing arrangements entered into or materially modified after the adoption date. Early adoption is permitted. Heartland adopted this standard on January 1, 2016, and the adoption did not have a material impact on the results of operations, financial position, and liquidity.

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

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Heartland intends to adopt the accounting standard in 2018, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position, and liquidity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize a lease liability and a right of use asset for each lease, with the exception of short term leases, at the commencement date of the lease and disclose key information about the leasing arrangement. Accounting requirements applied by lessors is largely unchanged. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland intends to adopt the accounting standard in 2019, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position, and liquidity.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period prior to the effective date. An entity that elects early adoption must adopt all of the amendments in the same period. Heartland intends to adopt this ASU in 2017, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position, and liquidity.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position, and liquidity.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. Heartland intends to adopt this ASU in 2018, as required, and is currently evaluating the potential impact on its results of operations, financial position, and liquidity.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
U.S. government corporations and agencies	$4,830	$125	$—	$4,955
Mortgage-backed securities	1,281,459	14,401	(20,767)	1,275,093
Obligations of states and political subdivisions	353,483	9,611	(987)	362,107
Corporate debt securities	—	—	—	—
Total debt securities	1,639,772	24,137	(21,754)	1,642,155
Equity securities	13,166	375	—	13,541
Total	$1,652,938	$24,512	$(21,754)	$1,655,696
December 31, 2015
U.S. government corporations and agencies	$25,847	$22	$(103)	$25,766
Mortgage-backed securities	1,254,452	9,134	(20,884)	1,242,702
Obligations of states and political subdivisions	290,522	6,547	(1,087)	295,982
Corporate debt securities	740	106	—	846
Total debt securities	1,571,561	15,809	(22,074)	1,565,296
Equity securities	13,142	40	(44)	13,138
Total	$1,584,703	$15,849	$(22,118)	$1,578,434

At September 30, 2016, and December 31, 2015, the amortized cost of the available for sale securities is net of $0 and $237,000 of credit related other-than-temporary impairment ("OTTI"), respectively.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Mortgage-backed securities	$—	$—	$—	$—
Obligations of states and political subdivisions	265,302	20,191	(545)	284,948
Total	$265,302	$20,191	$(545)	$284,948
December 31, 2015
Mortgage-backed securities	$4,369	$306	$—	$4,675
Obligations of states and political subdivisions	274,748	15,595	(505)	289,838
Total	$279,117	$15,901	$(505)	$294,513

At September 30, 2016, the amortized cost of the held to maturity securities is net of $0 of credit related OTTI and $0 of non-credit related OTTI. At December 31, 2015, the amortized cost of the held to maturity securities was net of $1.5 million of credit related OTTI and $40,000 of non-credit related OTTI.

Approximately 77% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,075	$1,078
Due in 1 to 5 years	22,931	23,277
Due in 5 to 10 years	103,104	105,529
Due after 10 years	231,203	237,178
Total debt securities	358,313	367,062
Mortgage-backed securities	1,281,459	1,275,093
Equity securities	13,166	13,541
Total investment securities	$1,652,938	$1,655,696

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,695	$3,760
Due in 1 to 5 years	14,233	15,163
Due in 5 to 10 years	87,275	92,278
Due after 10 years	160,099	173,747
Total debt securities	265,302	284,948
Mortgage-backed securities	—	—
Total investment securities	$265,302	$284,948

As of September 30, 2016, and December 31, 2015, securities with a fair value of $792.7 million and $855.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to the sales of securities available for sale for the three- and nine-month periods ended September 30, 2016 and 2015, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$146,242	$351,050	$768,617	$877,077
Gross security gains	1,763	2,416	11,416	10,857
Gross security losses	177	609	1,332	1,587

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2016, and December 31, 2015. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2015, and December 31, 2014, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	575,105	(14,317)	180,406	(6,450)	755,511	(20,767)
Obligations of states and political subdivisions	70,894	(986)	253	(1)	71,147	(987)
Total debt securities	645,999	(15,303)	180,659	(6,451)	826,658	(21,754)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$645,999	$(15,303)	$180,659	$(6,451)	$826,658	$(21,754)
December 31, 2015
U.S. government corporations and agencies	$22,359	$(103)	$—	$—	$22,359	$(103)
Mortgage-backed securities	724,330	(15,523)	139,562	(5,361)	863,892	(20,884)
Obligations of states and political subdivisions	68,482	(896)	7,460	(191)	75,942	(1,087)
Total debt securities	815,171	(16,522)	147,022	(5,552)	962,193	(22,074)
Equity securities	6,566	(44)	—	—	6,566	(44)
Total temporarily impaired securities	$821,737	$(16,566)	$147,022	$(5,552)	$968,759	$(22,118)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Obligations of states and political subdivisions	2,639	(276)	1,123	(269)	3,762	(545)
Total temporarily impaired securities	$2,639	$(276)	$1,123	$(269)	$3,762	$(545)
December 31, 2015
Obligations of states and political subdivisions	3,646	(12)	18,033	(493)	21,679	(505)
Total temporarily impaired securities	$3,646	$(12)	$18,033	$(493)	$21,679	$(505)

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

In the third quarter of 2016, Heartland sold one obligation of states and political subdivisions from the held to maturity portfolio because the credit quality of the security showed significant deterioration, and it was unlikely Heartland would recover the remaining basis of the security prior to maturity. The significant deterioration of the credit quality of this security was inconsistent with Heartland's original intent upon purchase and classification of this held to maturity security. The carrying value of this security was $503,000, and the associated gross loss was $1,500.

The remaining unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

There were no gross realized gains and no gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended September 30, 2016. Additionally, there were no gross realized gains and no gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended September 30, 2016. There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the period ended September 30, 2015.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Reduction of non-credit related impairment related to security sales	—	—	(120)	—
Accretion of non-credit related impairment	—	(24)	(7)	(72)
Total changes to AOCI for non-credit related impairment	—	(24)	(127)	(72)
Total OTTI losses (accretion) recorded on debt securities, net	$—	$(24)	$(127)	$(72)

Included in other securities at September 30, 2016, and December 31, 2015, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.9 million and $14.3 million, respectively.

NOTE 4: LOANS

Loans as of September 30, 2016, and December 31, 2015, were as follows, in thousands:

	September 30, 2016	December 31, 2015
Loans receivable held to maturity:
Commercial	$1,295,316	$1,279,214
Commercial real estate	2,605,296	2,326,360
Agricultural and agricultural real estate	489,387	471,870
Residential real estate	625,965	539,555
Consumer	425,582	386,867
Gross loans receivable held to maturity	5,441,546	5,003,866
Unearned discount	(721)	(488)
Deferred loan fees	(2,110)	(1,892)
Total net loans receivable held to maturity	5,438,715	5,001,486
Allowance for loan losses	(54,653)	(48,685)
Loans receivable, net	$5,384,062	$4,952,801

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral that Heartland requires for most of these loans is based upon the discounted market value of the collateral. The primary repayment risks of commercial loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the U.S. Department of Agriculture's Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of September 30, 2016, Heartland had $1.5 million of loans secured by residential real estate property that were in the process of foreclosure.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Heartland’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the timely payment of interest and principal.

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

The following table shows the balance in the allowance for loan losses at September 30, 2016, and December 31, 2015, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses policy during 2016.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2016
Commercial	$2,077	$14,814	$16,891	$8,002	$1,287,314	$1,295,316
Commercial real estate	2,661	21,020	23,681	56,894	2,548,402	2,605,296
Agricultural and agricultural real estate	967	4,039	5,006	17,155	472,232	489,387
Residential real estate	473	1,509	1,982	22,448	603,517	625,965
Consumer	1,364	5,729	7,093	5,858	419,724	425,582
Total	$7,542	$47,111	$54,653	$110,357	$5,331,189	$5,441,546
December 31, 2015
Commercial	$471	$15,624	$16,095	$6,919	$1,272,295	$1,279,214
Commercial real estate	698	18,834	19,532	45,442	2,280,918	2,326,360
Agricultural and agricultural real estate	—	3,887	3,887	4,612	467,258	471,870
Residential real estate	393	1,541	1,934	17,790	521,765	539,555
Consumer	1,206	6,031	7,237	5,458	381,409	386,867
Total	$2,768	$45,917	$48,685	$80,221	$4,923,645	$5,003,866

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at September 30, 2016, and December 31, 2015, in thousands.

	September 30, 2016	December 31, 2015
Nonaccrual loans	$57,344	$37,874
Nonaccrual troubled debt restructured loans	455	1,781
Total nonaccrual loans	$57,799	$39,655
Accruing loans past due 90 days or more	$105	$—
Performing troubled debt restructured loans	$10,281	$11,075

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine-month periods ended September 30, 2016, and September 30, 2015, dollars in thousands:

	Three Months Ended September 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	5	651	651	1	55	55
Consumer	—	—	—	—	—	—
Total	5	$651	$651	1	$55	$55

	Nine Months Ended September 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$100	$100	1	$830	$830
Commercial real estate	1	179	179	1	3,992	3,992
Total commercial and commercial real estate	2	279	279	2	4,822	4,822
Agricultural and agricultural real estate	—	—	—	1	311	311
Residential real estate	5	651	651	1	55	55
Consumer	—	—	—	—	—	—
Total	7	$930	$930	4	$5,188	$5,188

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At September 30, 2016, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following tables present troubled debt restructured loans for which there was a payment default during the three- and nine-month periods ended September 30, 2016, and September 30, 2015, that had been modified during the twelve-month period prior to default:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	814
Total commercial and commercial real estate	—	—	1	814
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$814

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$95	—	$—
Commercial real estate	—	—	1	814
Total commercial and commercial real estate	1	95	1	814
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	1	$95	1	$814

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until the exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of September 30, 2016, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at September 30, 2016, and December 31, 2015, in thousands:

	Pass	Nonpass	Total
September 30, 2016
Commercial	$1,196,389	$98,927	$1,295,316
Commercial real estate	2,412,518	192,778	2,605,296
Total commercial and commercial real estate	3,608,907	291,705	3,900,612
Agricultural and agricultural real estate	422,810	66,577	489,387
Residential real estate	596,479	29,486	625,965
Consumer	415,919	9,663	425,582
Total gross loans receivable held to maturity	$5,044,115	$397,431	$5,441,546
December 31, 2015
Commercial	$1,106,276	$172,938	$1,279,214
Commercial real estate	2,107,474	218,886	2,326,360
Total commercial and commercial real estate	3,213,750	391,824	3,605,574
Agricultural and agricultural real estate	435,745	36,125	471,870
Residential real estate	515,195	24,360	539,555
Consumer	377,173	9,694	386,867
Total gross loans receivable held to maturity	$4,541,863	$462,003	$5,003,866

The nonpass category in the table above is comprised of approximately 53% special mention loans and 47% substandard loans as of September 30, 2016. The percent of nonpass loans on nonaccrual status as of September 30, 2016, was 15%. As of December 31, 2015, the nonpass category in the table above was comprised of approximately 68% special mention loans and 32% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2015, was 8%. Loans delinquent 30 to 89 days as a percent of total loans were 0.40% at September 30, 2016, compared to 0.31% at December 31, 2015. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at September 30, 2016, and December 31, 2015, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2016
Commercial	$2,754	$427	$91	$3,272	$1,287,663	$4,381	$1,295,316
Commercial real estate	8,499	815	—	9,314	2,576,946	19,036	2,605,296
Total commercial and commercial real estate	11,253	1,242	91	12,586	3,864,609	23,417	3,900,612
Agricultural and agricultural real estate	93	1,473	—	1,566	473,708	14,113	489,387
Residential real estate	2,042	142	—	2,184	607,229	16,552	625,965
Consumer	4,888	760	14	5,662	416,203	3,717	425,582
Total gross loans receivable held to maturity	$18,276	$3,617	$105	$21,998	$5,361,749	$57,799	$5,441,546
December 31, 2015
Commercial	$2,005	$608	$—	$2,613	$1,273,678	$2,923	$1,279,214
Commercial real estate	3,549	2,077	—	5,626	2,302,052	18,682	2,326,360
Total commercial and commercial real estate	5,554	2,685	—	8,239	3,575,730	21,605	3,605,574
Agricultural and agricultural real estate	143	54	—	197	470,455	1,218	471,870
Residential real estate	1,900	115	—	2,015	523,915	13,625	539,555
Consumer	3,964	933	—	4,897	378,763	3,207	386,867
Total gross loans receivable held to maturity	$11,561	$3,787	$—	$15,348	$4,948,863	$39,655	$5,003,866

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at September 30, 2016, and December 31, 2015; the outstanding loan balances recorded on the consolidated balance sheets at September 30, 2016, and December 31, 2015; any related allowance recorded for those loans as of September 30, 2016, and December 31, 2015; the average outstanding loan balances recorded on the consolidated balance sheets during the three- and nine- months ended September 30, 2016, and year ended December 31, 2015; and the interest income recognized on the impaired loans during the three- and nine-month periods ended September 30, 2016, and year ended December 31, 2015, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
September 30, 2016
Impaired loans with a related allowance:
Commercial	$4,664	$4,283	$2,077	$3,121	$73	$2,566	$87
Commercial real estate	15,379	15,346	2,661	15,696	138	9,114	350
Total commercial and commercial real estate	20,043	19,629	4,738	18,817	211	11,680	437
Agricultural and agricultural real estate	3,181	3,181	967	1,112	—	390	—
Residential real estate	3,512	3,427	473	3,602	8	3,285	15
Consumer	3,277	3,277	1,364	3,198	10	3,251	25
Total impaired loans with a related allowance	$30,013	$29,514	$7,542	$26,729	$229	$18,606	$477
Impaired loans without a related allowance:
Commercial	$4,632	$3,719	$—	$4,413	$78	$7,105	$339
Commercial real estate	44,750	41,548	—	37,243	452	41,645	1,236
Total commercial and commercial real estate	49,382	45,267	—	41,656	530	48,750	1,575
Agricultural and agricultural real estate	13,974	13,974	—	15,310	23	12,232	118
Residential real estate	19,496	19,021	—	18,660	136	17,684	217
Consumer	2,741	2,581	—	2,397	12	2,619	32
Total impaired loans without a related allowance	$85,593	$80,843	$—	$78,023	$701	$81,285	$1,942
Total impaired loans held to maturity:
Commercial	$9,296	$8,002	$2,077	$7,534	$151	$9,671	$426
Commercial real estate	60,129	56,894	2,661	52,939	590	50,759	1,586
Total commercial and commercial real estate	69,425	64,896	4,738	60,473	741	60,430	2,012
Agricultural and agricultural real estate	17,155	17,155	967	16,422	23	12,622	118
Residential real estate	23,008	22,448	473	22,262	144	20,969	232
Consumer	6,018	5,858	1,364	5,595	22	5,870	57
Total impaired loans held to maturity	$115,606	$110,357	$7,542	$104,752	$930	$99,891	$2,419

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2015
Impaired loans with a related allowance:
Commercial	$1,192	$1,160	$471	$524	$12
Commercial real estate	2,697	2,697	698	2,539	19
Total commercial and commercial real estate	3,889	3,857	1,169	3,063	31
Agricultural and agricultural real estate	—	—	—	2,823	—
Residential real estate	2,210	2,125	393	2,524	16
Consumer	3,111	3,111	1,206	2,877	33
Total impaired loans with a related allowance	$9,210	$9,093	$2,768	$11,287	$80
Impaired loans without a related allowance:
Commercial	$5,784	$5,759	$—	$7,511	$515
Commercial real estate	46,099	42,745	—	38,444	1,395
Total commercial and commercial real estate	51,883	48,504	—	45,955	1,910
Agricultural and agricultural real estate	4,612	4,612	—	2,287	175
Residential real estate	15,802	15,665	—	10,186	145
Consumer	2,347	2,347	—	2,403	38
Total impaired loans without a related allowance	$74,644	$71,128	$—	$60,831	$2,268
Total impaired loans held to maturity:
Commercial	$6,976	$6,919	$471	$8,035	$527
Commercial real estate	48,796	45,442	698	40,983	1,414
Total commercial and commercial real estate	55,772	52,361	1,169	49,018	1,941
Agricultural and agricultural real estate	4,612	4,612	—	5,110	175
Residential real estate	18,012	17,790	393	12,710	161
Consumer	5,458	5,458	1,206	5,280	71
Total impaired loans held to maturity	$83,854	$80,221	$2,768	$72,118	$2,348

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

The acquisitions of Community Banc-Corp of Sheboygan, Inc., Community Bancorporation of New Mexico, Inc., First Scottsdale Bank, N.A., Premier Valley Bank and CIC Bancshares, Inc. were accounted for under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan losses. Purchased loans are accounted for under ASC 310-30, “Loans and Debt Securities with Deteriorated Credit Quality,” when the loans have evidence of credit deterioration since origination, and when at the date of the acquisition, it is probable that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date includes statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the acquired loans at September 30, 2016, and December 31, 2015, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	September 30, 2016			December 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$2,371	$119,811	$122,182	$—	$159,393	$159,393
Commercial real estate	4,119	688,587	692,706	7,716	494,010	501,726
Agricultural and agricultural real estate	—	174	174	—	2,985	2,985
Residential real estate	185	175,812	175,997	—	85,549	85,549
Consumer loans	—	49,515	49,515	—	33,644	33,644
Total Loans	$6,675	$1,033,899	$1,040,574	$7,716	$775,581	$783,297

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, were as follows, in thousands:

Balance at June 30, 2016	$168
Original yield discount, net, at date of acquisition	—
Accretion	(379)
Reclassification from nonaccretable difference(1)	331
Balance at September 30, 2016	$120

Balance at December 31, 2015	$557
Original yield discount, net, at date of acquisitions	19
Accretion	(845)
Reclassification from nonaccretable difference(1)	389
Balance at September 30, 2016	$120

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

Balance at June 30, 2015	$398
Original yield discount, net, at date of acquisitions	68
Accretion	(202)
Reclassification from nonaccretable difference(1)	34
Balance at September 30, 2015	$298

Balance at December 31, 2014	$—
Original yield discount, net, at date of acquisitions	420
Accretion	(318)
Reclassification from nonaccretable difference(1)	196
Balance at September 30, 2015	$298

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million, and the estimated fair value of the loans was $13.1 million. At September 30, 2016, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral, and the timing and amount of the cash flows could not be reasonably estimated. At September 30, 2016, there was an allowance for loan losses of $549,000 related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $1.55 billion, and the estimated fair value of the loans was $1.51 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756
Charge-offs	(240)	(814)	—	(106)	(2,123)	(3,283)
Recoveries	119	467	2	1	263	852
Provision	1,487	1,060	904	22	1,855	5,328
Balance at September 30, 2016	$16,891	$23,681	$5,006	$1,982	$7,093	$54,653

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(587)	(2,229)	—	(248)	(4,775)	(7,839)
Recoveries	438	3,056	9	25	766	4,294
Provision	945	3,322	1,110	271	3,865	9,513
Balance at September 30, 2016	$16,891	$23,681	$5,006	$1,982	$7,093	$54,653

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at June 30, 2015	$13,064	$17,608	$3,676	$4,099	$7,167	$45,614
Charge-offs	(869)	(376)	—	(13)	(1,181)	(2,439)
Recoveries	87	357	5	71	229	749
Provision	1,628	497	258	(311)	1,109	3,181
Balance at September 30, 2015	$13,910	$18,086	$3,939	$3,846	$7,324	$47,105

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449
Charge-offs	(1,825)	(1,080)	(551)	(126)	(3,595)	(7,177)
Recoveries	518	853	29	178	729	2,307
Provision	3,308	2,415	1,166	53	3,584	10,526
Balance at September 30, 2015	$13,910	$18,086	$3,939	$3,846	$7,324	$47,105

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $127.7 million at September 30, 2016, and $97.9 million at December 31, 2015. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

Heartland recorded $213,000 of goodwill in connection with the acquisition of Community Bancorporation of New Mexico, Inc., parent company of Community Bank, based in Santa Fe, New Mexico, on August 21, 2015. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland also recognized core deposit intangibles of $1.7 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

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

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2016, and December 31, 2015, are presented in the table below, in thousands:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$43,504	$19,913	$23,591	$37,118	$15,460	$21,658
Mortgage servicing rights	49,494	17,652	31,842	45,744	15,430	30,314
Customer relationship intangible	1,177	846	331	1,177	815	362
Commercial servicing rights	6,409	2,345	4,064	5,685	1,074	4,611
Total	$100,584	$40,756	$59,828	$89,724	$32,779	$56,945

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Three months ending December 31, 2016	$1,206	$2,968	$10	$232	$4,416
Year ending December 31,
2017	4,409	7,219	40	908	12,576
2018	3,900	6,187	39	836	10,962
2019	3,418	5,156	38	657	9,269
2020	2,975	4,125	37	482	7,619
2021	2,457	3,094	35	489	6,075
Thereafter	5,226	3,093	132	460	8,911
Total	$23,591	$31,842	$331	$4,064	$59,828

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2016. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.26 billion and $4.06 billion as of September 30, 2016, and December 31, 2015, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $28.3 million and $19.2 million as of September 30, 2016, and December 31, 2015, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $38.1 million at September 30, 2016, and $40.9 million at December 31, 2015.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of one of Heartland's subsidiaries.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 13.13% and 10.65% for the September 30, 2016, and December 31, 2015, valuations, respectively. The discount rate was 9.26% and 9.25% for the September 30, 2016, and December 31, 2015, valuations, respectively. The average capitalization rate for the first nine months of 2016 ranged from 88 to 141 basis points compared to the range of 65 to 138 basis points for 2015. Fees collected for the servicing of mortgage loans for others were $3.1 million and $2.6 million for the quarter ended September 30, 2016, and September 30, 2015, respectively and $9.0 million and $7.8 million for the nine months ended September 30, 2016, and September 30, 2015, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2016, and September 30, 2015:

	2016	2015
Balance at January 1,	$30,314	$24,984
Originations	9,323	11,062
Amortization	(7,795)	(6,446)
Balance at September 30,	$31,842	$29,600
Fair value of mortgage servicing rights	$38,127	$40,166
Mortgage servicing rights, net to servicing portfolio	0.75%	0.75%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. Heartland also acquired commercial servicing rights portfolios with the Premier Valley Bank transaction that closed on November 30, 2015, and the CIC Bancshares, Inc. transaction that closed on February 5, 2016. The commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $175.6 million. The commercial servicing rights portfolio is separated into two tranches, loans with a term of less than 20 years and loans with a term of more than 20 years, at each subsidiary. Fees collected for the servicing of commercial loans for others were $230,000 and $78,000 for the quarter ended September 30, 2016, and September 30, 2015, respectively and $685,000 and $438,000 for the nine months ended September 30, 2016, and September 30, 2015, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations for the first nine months of 2016 was 6.65% to 7.63% compared to 7.33% to 8.10% as of December 31, 2015. The discount rate range was 12.07% to 13.59% for the September 30, 2016, valuations compared to 12.35% to 13.49% for the December 31, 2015, valuations. The capitalization rate for 2016 ranged from 310 to 445 basis points compared to 180 to 445 basis points for 2015. The total fair value of Heartland's commercial servicing rights was estimated at $4.4 million as of September 30, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine months ended September 30, 2016, and September 30, 2015:

	2016	2015
Balance at January 1,	$4,611	$—
Purchased commercial servicing rights	190	4,255
Originations	533	704
Amortization	(1,229)	(802)
Valuation allowance on commercial servicing rights	(41)	—
Balance at September 30,	$4,064	$4,157
Fair value of commercial servicing rights	$4,397	$4,412
Commercial servicing rights, net to servicing portfolio	2.38%	2.33%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At September 30, 2016, no valuation allowance was required on commercial servicing rights less than 20 years and a $41,000 valuation allowance was required on commercial servicing rights greater than 20 years. At December 31, 2015, no valuation allowance was required for any of Heartland's servicing rights.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2016, and December 31, 2015:

September 30, 2016	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Centennial Bank and Trust	$25	$27	$—	$118	$121	$—
Premier Valley Bank	171	188	—	373	332	41
Wisconsin Bank & Trust	916	1,031	—	2,502	2,698	—
Total	$1,112	$1,246	$—	$2,993	$3,151	$41
December 31, 2015
Centennial Bank and Trust	$—	$—	$—	$—	$—	$—
Premier Valley Bank	189	200	—	417	432	—
Wisconsin Bank & Trust	1,048	1,097	—	2,957	3,173	—
Total	$1,237	$1,297	$—	$3,374	$3,605	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $7.6 million and $5.3 million of cash as collateral at September 30, 2016, and December 31, 2015, respectively. Heartland's counterparties were required to pledge $0 at September 30, 2016, and $79,000 at December 31, 2015, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2016, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.5 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.0 million.

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

Heartland entered into an interest rate swap transaction on May 10, 2016, to effectively convert $40.0 million of amortizing term debt from variable rate debt to fixed rate debt. For accounting purposes, this swap is designated as a cash flow hedge of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments on the amortizing term debt that resets monthly on a specified reset date. The swap expires on May 10, 2021.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2016
Interest rate swap	$—	$—	Other liabilities	—%	—%	04/20/2016
Interest rate swap	25,000	(1,263)	Other liabilities	0.857%	2.255%	03/17/2021
Interest rate swap	20,000	(236)	Other liabilities	0.842%	3.220%	03/01/2017
Interest rate swap	20,000	(1,626)	Other liabilities	0.657%	3.355%	01/07/2020
Interest rate swap	10,000	(163)	Other liabilities	0.857%	1.674%	03/26/2019
Interest rate swap	10,000	(160)	Other liabilities	0.857%	1.658%	03/18/2019
Interest rate swap	38,667	(352)	Other liabilities	3.018%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(1,391)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(1,409)	Other liabilities	—%	2.352%	03/01/2024
December 31, 2015
Interest rate swap	$8,947	$(57)	Other liabilities	3.152%	5.140%	04/20/2016
Interest rate swap	25,000	(713)	Other liabilities	0.526%	2.255%	03/17/2021
Interest rate swap	20,000	(600)	Other liabilities	0.414%	3.220%	03/01/2017
Interest rate swap	20,000	(1,582)	Other liabilities	0.323%	3.355%	01/07/2020
Interest rate swap	10,000	(83)	Other liabilities	0.603%	1.674%	03/26/2019
Interest rate swap	10,000	(83)	Other liabilities	0.526%	1.658%	03/18/2019
Interest rate swap(1)	20,000	(146)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(176)	Other liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2016
Interest rate swaps	$1,336	Interest expense	$(492)	Other income	$—
Nine Months Ended September 30, 2016
Interest rate swaps	$(3,160)	Interest expense	$(1,463)	Other income	$—
Three Months Ended September 30, 2015
Interest rate swaps	$(2,514)	Interest expense	$(557)	Other income	$—
Nine Months Ended September 30, 2015
Interest rate swaps	$(1,336)	Interest expense	$(1,680)	Other income	$—

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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receiving a variable interest rate from the same counterparty based on one month LIBOR plus .88% calculated on a notional amount of $13.8 million. In the fourth quarter of 2015, Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction. These swaps were classified as undesignated interest rate swaps at December 31, 2015. During the first quarter of 2016, Heartland was able to designate some of these interest rate swaps with long term fixed rate loans and now classifies these interest rate swaps as fair value hedges and uses hedge accounting in accordance with ASC 815. Heartland was required to pledge $6.7 million of cash and securities as collateral as of September 30, 2016.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at September 30, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2016
Fair value hedges	$41,007	$(4,467)	Other liabilities
December 31, 2015
Fair value hedges	$13,805	$(621)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2016
Fair value hedges	$(225)	Interest income
Nine Months Ended September 30, 2016
Fair value hedges	$(2,335)	Interest income
Three Months Ended September 30, 2015
Fair value hedges	$—	Interest income
Nine Months Ended September 30, 2015
Fair value hedges	$—	Interest income

Embedded Derivatives
Heartland acquired fixed rate loans with embedded derivatives in the Premier Valley Bank transaction during the fourth quarter of 2015. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at September 30, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Quarter-to-Date Gain (Loss) Recognized	Year-to-Date Gain (Loss) Recognized
September 30, 2016
Embedded derivatives	$14,668	$1,817	Other assets	Other noninterest income	$(173)	$243
December 31, 2015
Embedded derivatives	$15,020	$1,574	Other assets	Other noninterest income	$—	$—

In conjunction with the CIC Bancshares, Inc., transaction on February 5, 2016, Heartland acquired convertible subordinated debt. The subordinated debt has a face value of $2.0 million, and the embedded conversion option allows the holder to convert the debt to common equity in any increment. The conversion option is bifurcated from the debt because the terms of the conversion option are not clearly and closely related to the terms of the debt. The total number of shares to be issued upon conversion is 73,394.

During the third quarter of 2016, $1.4 million of the debt was converted to 52,917 shares of common equity. As of September 30, 2016, the remaining shares to be issued upon conversion total 20,477. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of September 30, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Quarter- to-Date Gain (Loss) Recognized	Year- to-Date Gain (Loss) Recognized
September 30, 2016
Embedded conversion option	$558	$(184)	Other liabilities	Other noninterest income	$435	$138

Back-To-Back Loan Swaps
During 2015, Heartland began entering into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $3.6 million and $0 as of September 30, 2016, and December 31, 2015, respectively, as collateral related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2016 and September 30, 2015, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at September 30, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2016
Receive fixed-pay floating interest rate swap	$52,930	$3,411	Other assets	4.82%	3.34%
Pay fixed-receive floating interest rate swap	52,930	(3,411)	Other liabilities	3.34%	4.82%
December 31, 2015
Receive fixed-pay floating interest rate swap	$15,782	$663	Other assets	5.08%	3.07%
Pay fixed-receive floating interest rate swap	15,782	(663)	Other liabilities	3.07%	5.08%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $768,000 and $0 at September 30, 2016, and December 31, 2015, respectively, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at September 30, 2016, and December 31, 2015, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2016
Interest rate lock commitments (mortgage)	Other assets	$139,704	$6,239
Forward commitments	Other assets	112,500	209
Forward commitments	Other liabilities	285,248	(1,312)
Undesignated interest rate swaps	Other liabilities	22,620	(1,944)
December 31, 2015
Interest rate lock commitments (mortgage)	Other assets	$99,665	$3,168
Forward commitments	Other assets	118,378	523
Forward commitments	Other liabilities	136,709	(315)
Undesignated interest rate swaps	Other liabilities	50,975	(3,677)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended September 30, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(1,344)
Forward commitments	Gains on sale of loans held for sale	931
Undesignated interest rate swaps	Other noninterest income	269
Nine Months Ended September 30, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$4,464
Forward commitments	Gains on sale of loans held for sale	(1,311)
Undesignated interest rate swaps	Other noninterest income	(101)
Three Months Ended September 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(361)
Forward commitments	Gains on sale of loans held for sale	(4,237)
Nine Months Ended September 30, 2015
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$3,471
Forward commitments	Gains on sale of loans held for sale	(662)

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, and December 31, 2015, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,955	$530	$4,425	$—
Mortgage-backed securities	1,275,093	—	1,273,196	1,897
Obligations of states and political subdivisions	362,107	—	362,107	—
Corporate debt securities	—	—	—	—
Equity securities	13,541	—	13,541	—
Derivative financial instruments(1)	5,228	—	5,228	—
Interest rate lock commitments	6,239	—	—	6,239
Forward commitments	209	—	209	—
Total assets at fair value	$1,667,372	$530	$1,658,706	$8,136
Liabilities
Derivative financial instruments(2)	$16,606	$—	$16,606	$—
Forward commitments	1,312	—	1,312	—
Total liabilities at fair value	$17,918	$—	$17,918	$—
December 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$25,766	$519	$25,247	$—
Mortgage-backed securities	1,242,702	—	1,240,663	2,039
Obligations of states and political subdivisions	295,982	—	295,982	—
Corporate debt securities	846	—	—	846
Equity securities	13,138	—	13,138	—
Derivative financial instruments(1)	2,237	—	2,237	—
Interest rate lock commitments	3,168	—	—	3,168
Forward commitments	523	—	523	—
Total assets at fair value	$1,584,362	$519	$1,577,790	$6,053
Liabilities
Derivative financial instruments(2)	$8,401	$—	$8,401	$—
Forward commitments	315	—	315	—
Total liabilities at fair value	$8,716	$—	$8,716	$—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$2,366	$—	$—	$2,366	$190
Commercial real estate	14,707	—	—	14,707	3,895
Agricultural and agricultural real estate	2,213	—	—	2,213	—
Residential real estate	3,200	—	—	3,200	—
Consumer	1,913	—	—	1,913	—
Total collateral dependent impaired loans	$24,399	$—	$—	$24,399	$4,085
Other real estate owned	$10,740	$—	$—	$10,740	$1,094
Premises, furniture and equipment held for sale	$3,634		$—	$3,634	$255
Commercial servicing rights	$332	$—	$—	$332	$41

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$597	$—	$—	$597	$82
Commercial real estate	1,522	—	—	1,522	86
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,330	—	—	2,330	104
Consumer	1,905	—	—	1,905	—
Total collateral dependent impaired loans	$6,354	$—	$—	$6,354	$272
Other real estate owned	$11,524	$—	$—	$11,524	$5,520
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—
Commercial servicing rights	$—	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$1,897	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	17.09 - 35.91% (30.93%)
			Actual deferrals	8.22 - 22.82% (13.62%)
Corporate debt securities	—	Discounted cash flows	Bank analysis	(1)
Interest rate lock commitments	6,239	Discounted cash flows	Closing ratio	(2)
Premises, furniture and equipment held for sale	3,634	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial servicing rights	332	Discounted cash flows	Third party valuation	(4)
Other real estate owned	10,740	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Collateral dependent impaired loans:
Commercial	2,366	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Commercial real estate	14,707	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Agricultural and agricultural real estate	2,213	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Residential real estate	3,200	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	(3)
Consumer	1,913	Modified appraised value	Third party valuation	(3)
			Valuation discount	(3)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data; therefore providing a range would not be meaningful. The weighted average closing ratio at September 30, 2016, was 87%.

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset, that is measured on a recurring basis are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$2,039	$4,947
Total gains (losses):
Included in earnings	—	(3,038)
Included in other comprehensive income	(142)	982
Purchases, sales and settlements:
Purchases	—	6
Sales	—	(736)
Settlements	—	(122)
Balance at period end	$1,897	$2,039

The changes in fair value of the corporate debt securities, Level 3 assets, that are measured on a recurring basis is summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$846	$—
Total gains (losses):
Included in earnings	56	—
Included in other comprehensive income	(106)	106
Purchases, acquired, sales and settlements:
Purchases	—	—
Acquired	—	740
Sales	(796)	—
Settlements	—	—
Balance at period end	$—	$846

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Balance at January 1,	$3,168	$2,496
Total gains (losses) included in earnings	4,464	288
Issuances	1,540	5,428
Settlements	(2,933)	(5,044)
Balance at period end	$6,239	$3,168

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2016, and December 31, 2015, were $6.2 million and $3.2 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2016, and December 31, 2015, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$202,089	$202,089	$202,089	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,655,696	1,655,696	530	1,653,269	1,897
Held to maturity	265,302	284,948	—	284,948	—
Other investments	22,082	22,082	—	21,847	235
Loans held for sale	78,317	78,317	—	78,317	—
Loans, net:
Commercial	1,277,691	1,271,961	—	1,269,595	2,366
Commercial real estate	2,580,136	2,584,885	—	2,570,178	14,707
Agricultural and agricultural real estate	485,071	487,861	—	485,648	2,213
Residential real estate	622,684	618,770	—	615,570	3,200
Consumer	418,480	422,770	—	420,857	1,913
Total Loans, net	5,384,062	5,386,247	—	5,361,848	24,399
Derivative financial instruments(1)	5,228	5,228	—	5,228	—
Interest rate lock commitments	6,239	6,239	—	—	6,239
Forward commitments	209	209	—	209	—
Financial liabilities:
Deposits
Demand deposits	2,238,736	2,238,736	—	2,238,736	—
Savings deposits	3,753,300	3,753,300	—	3,753,300	—
Time deposits	920,657	920,657	—	920,657	—
Short term borrowings	214,105	214,105	—	214,105	—
Other borrowings	294,493	297,018	—	297,018	—
Derivative financial instruments(2)	16,606	16,606	—	16,606	—
Forward commitments	1,312	1,312	—	1,312	—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,799	$258,799	$258,799	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,578,434	1,578,434	519	1,575,030	2,885
Held to maturity	279,117	294,513	—	294,513	—
Other investments	21,443	21,443	—	21,208	235
Loans held for sale	74,783	74,783	—	74,783	—
Loans, net:
Commercial	1,262,612	1,257,355	—	1,256,758	597
Commercial real estate	2,305,908	2,304,716	—	2,303,194	1,522
Agricultural and agricultural real estate	468,533	469,485	—	469,485	—
Residential real estate	536,190	531,931	—	529,601	2,330
Consumer	379,558	382,579	—	380,674	1,905
Total Loans, net	4,952,801	4,946,066	—	4,939,712	6,354
Derivative financial instruments(1)	2,237	2,237	—	2,237	—
Interest rate lock commitments	3,168	3,168	—	—	3,168
Forward commitments	523	523	—	523	—
Financial liabilities:
Deposits
Demand deposits	1,914,141	1,914,141	—	1,914,141	—
Savings deposits	3,367,479	3,367,479	—	3,367,479	—
Time deposits	1,124,203	1,124,203	—	1,124,203	—
Short term borrowings	293,898	293,898	—	293,898	—
Other borrowings	263,214	281,271	—	281,271	—
Derivative financial instruments(2)	8,401	8,401	—	8,401	—
Forward commitments	315	315	—	315	—

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

Loans — The fair value of loans is estimated using an entrance price concept by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is measured using the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices.

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three- and nine-month periods ended September 30, 2016, and September 30, 2015, in thousands.

	Three Months Ended September 30,
	2016			2015
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$72,694	$987	$73,681	$58,123	$1,601	$59,724
Provision for loan losses	5,328	—	5,328	3,181	—	3,181
Total noninterest income	17,337	11,205	28,542	16,015	8,965	24,980
Total noninterest expense	57,988	10,439	68,427	49,168	12,828	61,996
Income (loss) before taxes	$26,715	$1,753	$28,468	$21,789	$(2,262)	$19,527
Average Loans, for the period	$5,464,304	$73,784	$5,538,088	$4,563,221	$90,958	$4,654,179
Segment Assets, at period end	$8,084,810	$117,405	$8,202,215	$6,676,526	$129,358	$6,805,884

	Nine Months Ended September 30,
	2016			2015
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$216,172	$3,334	$219,506	$167,000	$4,298	$171,298
Provision for loan losses	9,513	—	9,513	10,526	—	10,526
Total noninterest income	55,773	33,373	89,146	48,679	37,625	86,304
Total noninterest expense	177,421	32,335	209,756	145,614	39,478	185,092
Income before taxes	$85,011	$4,372	$89,383	$59,539	$2,445	$61,984
Average Loans, for the period	$5,422,843	$70,344	$5,493,187	$4,365,908	$91,807	$4,457,715
Segment Assets, at period end	$8,084,810	$117,405	$8,202,215	$6,676,526	$129,358	$6,805,884

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, gains on sale of loans held for sale, and valuation adjustment on commercial servicing rights also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended September 30, 2016, was $20.2 million, or $0.81 per diluted common share, compared to $14.4 million, or $0.69 per diluted common share, for the quarter ended September 30, 2015. Return on average common equity was 11.64% and return on average assets was 0.98% for the third quarter of 2016, compared to 11.40% and 0.85%, respectively, for the same quarter in 2015.

Net income available to common stockholders for the first nine months of 2016 was $61.0 million, or $2.48 per diluted common share, compared to $44.8 million, or $2.16 per diluted common share, for the first nine months of 2015. Return on average common equity was 12.28% and return on average assets was 1.00% for the first nine months of 2016, compared to 12.38% and 0.91%, respectively, for the same period in 2015.

Acquisitions were a significant contributing factor to improved net income during 2016. Heartland's earning assets during the third quarter of 2016 were $7.38 billion in comparison with $6.16 billion during the third quarter of 2015, a $1.22 billion or 20% increase. During the first nine months of 2016, average earning assets were $7.37 billion in comparison with $6.03 billion during the first nine months of 2015, a $1.34 billion or 22% increase. This growth resulted in an increase of $14.0 million or 23% in net interest income for the third quarter of 2016 compared to the third quarter of 2015 and an increase of $48.2 million or 28% for the first nine months of 2016 compared to the first nine months of 2015. The effect of these increases was partially offset by a $6.4 million or 10% increase in noninterest expense for the quarterly comparative periods and a $24.7 million or 13% increase for the nine-month comparative periods.

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

Total assets of Heartland were $8.20 billion at September 30, 2016, an increase of $507.5 million or 7% since year-end 2015. Included in this growth, at fair value, were $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Securities represented 24% of total assets at both September 30, 2016, and December 31, 2015.

Total loans held to maturity were $5.44 billion at September 30, 2016, compared to $5.00 billion at year-end 2015, an increase of $437.2 million or 9%. This increase includes $581.5 million of total loans held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction.

Total deposits were $6.91 billion as of September 30, 2016, compared to $6.41 billion at year-end 2015, an increase of $506.9 million or 8%. This increase includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Demand deposits totaled $2.24 billion at September 30, 2016, an increase of $324.6 million or 17% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction.

Common stockholders' equity was $703.0 million at September 30, 2016, compared to $581.5 million at year-end 2015. Book value per common share was $28.48 at September 30, 2016, compared to $25.92 at year-end 2015. Heartland's unrealized loss on securities available for sale and derivative instruments, net of applicable taxes, was $3.1 million at September 30, 2016, compared to a $6.0 million unrealized loss, net of applicable taxes, at December 31, 2015.

RECENT DEVELOPMENTS

On October 29, 2016, Heartland entered into a definitive merger agreement for the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The transaction is valued at approximately $29.1 million, subject to adjustment. Of the merger consideration, 70% will be in the form of shares of Heartland common stock, and 30% will be in cash. As of September 30, 2016, Founders Community Bank had total assets of $198.5 million, which includes gross loans of $106.6 million and total deposits of $180.5 million. The closing of the acquisition is subject to customary closing conditions, including approvals by the Founders Bancorp shareholders and banking regulators, and is expected to occur in the first quarter of 2017. Simultaneous with the close, Founders Community Bank will be merged into Heartland's Premier Valley Bank subsidiary. Heartland expects the acquisition to be accretive to its earning per share during 2018.

On November 2, 2016, Heartland commenced a public offering of 1,379,690 shares of its common stock at $36.24 per share, and the offering closed on November 8, 2016. The offering resulted in net proceeds of approximately $49.7 million after deducting estimated offering expenses payable by Heartland. All of the shares of common stock included in the offering are primary shares. Heartland intends to use the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.97% (4.14% on a fully taxable equivalent basis) during the third quarter of 2016, compared to 3.85% (4.01% on a fully taxable equivalent basis) during the third quarter of 2015. Net interest margin, expressed as a percentage of average earning assets, was 3.98% (4.15% on a fully taxable equivalent basis) during the first nine months of 2016, compared to 3.80% (3.96% on a fully taxable equivalent basis) during the first nine months of 2015. Heartland's success in maintaining net interest margin at or near the 4.00% level has been the result of continuous loan and deposit pricing discipline and management's ability to shift dollars from the securities portfolio into the loan portfolio. Also contributing to the improved net interest margin during the most recent quarters has been the amortization of purchase accounting discounts associated with the three acquisitions completed by Heartland during the last half of 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully taxable equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully taxable equivalent basis to GAAP.

Interest income for the third quarter of 2016 was $81.7 million, an increase of $14.4 million or 21%, compared to the $67.3 million recorded in the third quarter of 2015. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.2 million for the third quarter of 2016 and $2.6 million for the third quarter of 2015. With these adjustments, interest income on a tax-equivalent basis was $84.9 million for the third quarter of 2016, an increase of $15.1 million or 22%, compared to $69.9 million for the third quarter of 2015. For the first nine months of 2016, interest income increased $47.9 million or 24% to $243.7 million from $195.8 million for the first nine months of 2015. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $9.4 million and $7.4 million for the first nine months of 2016 and 2015, respectively. With these adjustments, interest income on a tax-equivalent basis was $253.1 million during the first nine months of 2016 compared to $203.2 million during the first nine months of 2015, an increase of $49.9 million or 25%. The increases in interest income during 2016 were primarily due to increases in average earning assets, which totaled $7.38 billion during the third quarter of 2016 compared to $6.16 billion during the third quarter of 2015, a $1.22 billion or 20% increase. For the first nine months of 2016, average earning assets were $7.37 billion compared to $6.03 billion during the first nine months of 2015, an increase of $1.34 billion or 22%. A majority of the growth in average earning assets during both comparable periods was attributable to the acquisitions completed during the last half of 2015, in addition to the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016.

Interest expense for the third quarter of 2016 was $8.0 million, an increase of $462,000 or 6% from $7.5 million in the third quarter of 2015. Interest expense for the first nine months of 2016 was $24.2 million compared to $24.5 million for the first nine months of 2015, a decrease of $317,000 or 1%. Average interest bearing liabilities increased $733.1 million or 16% for the quarter ended September 30, 2016, as compared to the same quarter in 2015, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 6 basis points from 0.67% in the third quarter of 2015 to 0.61% in the third quarter of 2016. Average interest bearing liabilities increased $839.5 million or 19% for the first nine months of 2016 as compared to the first nine months in 2015, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 13 basis points from 0.74% in the first nine months of 2015 to 0.61% in the first nine months of 2016. The average interest rate paid on savings deposits was 0.22% during both the third quarter of 2016 and the third quarter of 2015, and the average interest rate paid on time deposits was 0.79% during the third quarter of 2016 compared to 0.91% during the third quarter of 2015. For the first nine months of 2016, the average interest rate paid on savings deposits was 0.22% compared to 0.23% during the first nine months of 2015, and the average interest rate paid on time deposits was 0.80% during the first nine months of 2016 compared to 0.99% during the first nine months of 2015.

Net interest income increased $14.0 million or 23% to $73.7 million in the third quarter of 2016 from $59.7 million in the third quarter of 2015. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $76.9 million during the third quarter of 2016, an increase of $14.6 million or 23% from $62.3 million during the third quarter of 2015. For the first nine months of 2016, net interest income increased $48.2 million or 28% to $219.5 million from the $171.3 million recorded in the first nine months of 2015. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $228.9 million during the first nine months of 2016, an increase of $50.2 million or 28% from the $178.7 million recorded during the nine months of 2015. Net interest income in dollars has increased steadily for each of the last sixteen quarters.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward increasing its earning assets and improving its funding mix through targeted acquisitions and organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate position. Approximately 39% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Since nearly 38% of these floating rate loans have interest rate floors that are currently in effect, an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the quarterly consolidated financial statements contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Quarters Ended September 30, 2016 and 2015
	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,415,446	$7,917	2.23%	$1,192,259	$5,858	1.95%
Nontaxable(1)	473,152	5,719	4.81	348,760	4,733	5.38
Total securities	1,888,598	13,636	2.87	1,541,019	10,591	2.73
Interest bearing deposits	7,026	6	0.34	11,567	4	0.14
Federal funds sold	1,409	1	0.28	1,032	1	0.38
Loans:(2)
Commercial and commercial real estate(1)	3,908,623	48,334	4.92	3,252,610	38,802	4.73
Residential mortgage	717,374	7,248	4.02	570,117	5,848	4.07
Agricultural and agricultural real estate(1)	486,008	5,719	4.68	461,144	5,525	4.75
Consumer	426,083	8,256	7.71	370,308	7,384	7.91
Fees on loans	—	1,708	—	—	1,701	—
Less: allowance for loan losses	(52,261)	—	—	(46,302)	—	—
Net loans	5,485,827	71,265	5.17	4,607,877	59,260	5.10
Total earning assets	7,382,860	84,908	4.58%	6,161,495	69,856	4.50%
Nonearning Assets	789,823			564,701
Total Assets	$8,172,683			$6,726,196
Interest Bearing Liabilities
Savings	$3,697,426	$2,066	0.22%	$2,870,847	$1,565	0.22%
Time, $100,000 and over	399,498	813	0.81	337,163	741	0.87
Other time deposits	570,445	1,122	0.78	622,110	1,461	0.93
Short-term borrowings	258,783	235	0.36	362,094	228	0.25
Other borrowings	298,020	3,770	5.03	298,875	3,549	4.71
Total interest bearing liabilities	5,224,172	8,006	0.61%	4,491,089	7,544	0.67%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,171,965			1,593,298
Accrued interest and other liabilities	84,142			59,712
Total noninterest bearing liabilities	2,256,107			1,653,010
Stockholders' Equity	692,404			582,097
Total Liabilities and Stockholders' Equity	$8,172,683			$6,726,196
Net interest income, fully taxable equivalent (non-GAAP)(1)		$76,902			$62,312
Net interest spread(1)			3.97%			3.83%
Net interest income, fully taxable equivalent (non-GAAP) to total earning assets(3)			4.14%			4.01%
Interest bearing liabilities to earning assets	70.76%			72.89%

Reconciliation of Annualized Net Interest Margin, Fully Taxable Equivalent (non-GAAP)(3)

Net interest income, fully taxable equivalent (non-GAAP)		$76,902			$62,312
Adjustments for taxable equivalent interest(1)		(3,221)			(2,588)
Net interest income (GAAP)		$73,681			$59,724

Average Earning Assets	$7,382,860			$6,161,495
Annualized net interest margin (GAAP)			3.97%			3.85%
Annualized net interest margin, fully taxable equivalent (non-GAAP)			4.14%			4.01%

(1) Computed on a taxable equivalent basis using an effective tax rate of 35%
(2) Nonaccrual loans are included in the average loans outstanding.
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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Nine Months Ended September 30, 2016 and 2015
	2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,464,080	$24,604	2.24%	$1,266,546	$19,729	2.08%
Nontaxable(1)	440,275	16,605	5.04	335,104	13,641	5.44
Total securities	1,904,355	41,209	2.89	1,601,650	33,370	2.79
Interest bearing deposits	9,785	13	0.18	10,541	11	0.14
Federal funds sold	12,509	12	0.13	4,562	3	0.09
Loans:(2)
Commercial and commercial real estate(1)	3,840,060	141,977	4.94	3,133,525	112,343	4.79
Residential mortgage	751,694	23,133	4.11	529,412	16,146	4.08
Agricultural and agricultural real estate(1)	478,564	16,952	4.73	436,050	15,835	4.86
Consumer	422,869	24,452	7.72	358,728	21,476	8.00
Fees on loans		5,362	—		4,016	—
Less: allowance for loan losses	(50,980)	—	—	(43,856)	—	—
Net loans	5,442,207	211,876	5.20	4,413,859	169,816	5.14
Total earning assets	7,368,856	253,110	4.59%	6,030,612	203,200	4.50%
Nonearning Assets	767,636			572,473
Total Assets	$8,136,492			$6,603,085
Interest Bearing Liabilities
Savings	$3,651,370	$5,988	0.22%	$2,851,506	$5,002	0.23%
Time, $100,000 and over	439,609	2,417	0.73	343,369	2,373	0.92
Other time deposits	599,745	3,790	0.84	570,446	4,383	1.03
Short-term borrowings	314,367	1,083	0.46	343,537	638	0.25
Other borrowings	281,617	10,918	5.18	338,307	12,117	4.79
Total interest bearing liabilities	5,286,708	24,196	0.61%	4,447,165	24,513	0.74%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,084,379			1,531,450
Accrued interest and other liabilities	78,093			58,354
Total noninterest bearing liabilities	2,162,472			1,589,804
Stockholders' Equity	687,312			566,116
Total Liabilities and Stockholders' Equity	$8,136,492			$6,603,085
Net interest income, fully taxable equivalent (non-GAAP)(1)		$228,914			$178,687
Net interest spread(1)			3.98%			3.76%
Net interest income, fully taxable equivalent (non-GAAP) to total earning assets(3)			4.15%			3.96%
Interest bearing liabilities to earning assets	71.74%			73.74%

Reconciliation of Annualized Net Interest Margin, Fully Taxable Equivalent (non-GAAP)(3)

Net interest income, fully taxable equivalent (non-GAAP)		$228,914			$178,687
Adjustments for taxable equivalent interest(1)		(9,408)			(7,389)
Net interest income (GAAP)		$219,506			$171,298

Average Earning Assets	$7,368,856			$6,030,612
Annualized net interest margin (GAAP)			3.98%			3.80%
Annualized net interest margin, fully taxable equivalent (non-GAAP)			4.15%			3.96%

(1) Computed on a taxable equivalent basis using an effective tax rate of 35%.
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

Provision For Loan Losses

The allowance for loan losses is established through a provision charged to expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $5.3 million for the third quarter of 2016 compared to $2.1 million for the second quarter of 2016 and $3.2 million for the third quarter of 2015. Contributing to the lower provision during the second quarter of 2016 was a $2.3 million recovery on a previously charged-off loan. A contributing factor to the higher 2016 third quarter provision for loan losses was a $946,000 allowance for impairment recorded on two agricultural loans at New Mexico Bank & Trust classified as impaired during the quarter. Also affecting the provision for loan losses during the third quarter of 2016 were higher charge-offs at Citizens Finance Co., Heartland's consumer finance company. For the first nine months of 2016, the provision for loan losses was $9.5 million compared to $10.5 million for the first nine months of 2015.

In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015, and under the caption "Allowance For Loan Losses" in this Form 10-Q report. Heartland believes the allowance for loan losses as of September 30, 2016, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income

The tables below show Heartland's noninterest income for the three- and nine-month periods ended September 30, 2016 and 2015, in thousands:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Service charges and fees	$8,278	$6,350	$1,928	30%
Loan servicing income	873	1,368	(495)	(36)
Trust fees	3,689	3,507	182	5
Brokerage and insurance commissions	1,006	869	137	16
Securities gains, net	1,584	1,767	(183)	(10)
Net gains on sale of loans held for sale	11,459	9,823	1,636	17
Valuation adjustment on commercial servicing rights	5	—	5	100
Income on bank owned life insurance	620	372	248	67
Other noninterest income	1,028	924	104	11
Total noninterest income	$28,542	$24,980	$3,562	14%

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Service charges and fees	$23,462	$17,654	$5,808	33%
Loan servicing income	3,433	3,572	(139)	(4)
Trust fees	11,127	11,051	76	1
Brokerage and insurance commissions	2,914	2,872	42	1
Securities gains, net	9,732	9,230	502	5
Net gains on sale of loans held for sale	33,794	38,164	(4,370)	(11)
Valuation adjustment on commercial servicing rights	(41)	—	(41)	(100)
Income on bank owned life insurance	1,733	1,355	378	28
Other noninterest income	2,992	2,406	586	24
Total noninterest income	$89,146	$86,304	$2,842	3%

Noninterest income totaled $28.5 million during the third quarter of 2016 compared to $25.0 million during the third quarter of 2015, an increase of $3.6 million or 14%. This increase reflected higher service charges and fees and increased net gains on sale of loans held for sale. For the nine month period ended on September 30, noninterest income totaled $89.1 million during 2016 compared to $86.3 million during 2015, an increase of $2.8 million or 3%. This increase reflected higher service charges and fees, the effect of which was partially offset by decreased net gains on sale of loans held for sale.

Service charges and fees increased $1.9 million or 30% during the third quarter of 2016 compared to the third quarter of 2015 and $5.8 million or 33% during the first nine months of 2016 compared to the first nine months of 2015. Service charges on checking and savings accounts recorded during the third quarter of 2016 were $2.0 million compared to $1.5 million during the third quarter of 2015, an increase of $527,000 or 35%. For the nine months ended September 30, service charges on checking and savings accounts totaled $6.0 million during 2016 compared to $4.4 million during 2015, an increase of $1.6 million or 37%. Overdraft fees were $2.3 million during the third quarter of 2016 compared to $1.9 million during the third quarter of 2015, an increase of $372,000 or 19%. For the nine months ended September 30, overdraft fees totaled $6.3 million during 2016 compared to $5.3 million during 2015, an increase of $1.1 million or 21%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.6 million during the third quarter of 2016 compared to $2.2 million during the third quarter of 2015, an increase of $454,000 or 21%. These same fees were $7.5 million during first nine months of 2016 compared to $6.1 million during the first nine months of 2015, an increase of $1.4 million or 24%. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016. Fees associated with credit card services were $1.3 million during the third quarter of 2016 compared to $644,000 during the third quarter of 2015, an increase of $646,000 or 100%. For the first nine months of 2016, these fees were $3.4 million compared to $1.5 million during the first nine months of 2015, an increase of $1.9 million or 124%. Fees for credit card services grew in both 2016 periods, primarily as a result of efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the offices of the newly acquired banks in California and Colorado.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $873,000 during the third quarter of 2016 compared to $1.4 million during the third quarter of 2015, a decrease of $495,000 or 36%. On a nine-month comparative basis, loan servicing income totaled $3.4 million during the first nine months of 2016 compared to $3.6 million during the first nine months of 2015, a decrease of $139,000 or 4%. Loan servicing income related to the servicing of commercial and agricultural loans totaled $730,000 during the third quarter of 2016 compared to $718,000 during the third quarter of 2015, an increase of $12,000 or 2%. For the first nine months of the year, fees collected for commercial and agricultural loan servicing totaled $2.2 million for both 2016 and 2015. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $3.1 million during the third quarter of 2016 compared to $2.7 million during the third quarter of 2015, an increase of $373,000 or 14%. For the first nine months of the year, fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $9.0 million during 2016 compared to $7.8 million during 2015, an increase of $1.2 million or 16%. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $3.4 million during the third quarter of 2016 compared to $2.4 million during the third quarter of 2015, an increase of $970,000 or 40%. For the first nine months of the year, the amortization of capitalized servicing rights was $9.0 million during 2016 compared to $7.2 million during 2015, an increase of $1.8 million or 25%. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $4.26 billion at September 30, 2016, compared to $3.96 billion at September 30, 2015.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Mortgage Servicing Fees	$3,111	$2,989	$2,931	$2,921	$2,738
Mortgage Servicing Rights Amortization	(2,968)	(2,567)	(2,259)	(2,154)	(2,088)
Total Residential Mortgage Loan Servicing Income	$143	$422	$672	$767	$650
Net Gains On Sale of Residential Mortgage Loans	$11,061	$10,707	$10,368	$6,789	$8,489
Total Residential Mortgage Loan Applications	$445,107	$440,907	$406,999	$307,163	$443,294
Residential Mortgage Loans Originated	$324,337	$324,633	$238,266	$258,939	$370,956
Residential Mortgage Loans Sold	$315,917	$302,448	$220,381	$260,189	$360,172
Residential Mortgage Loan Servicing Portfolio	$4,259,459	$4,203,429	$4,112,519	$4,057,861	$3,963,677

Net gains on sale of loans held for sale totaled $11.5 million during the third quarter of 2016 compared to $9.8 million during the third quarter of 2015, an increase of $1.6 million or 17%. During the first nine months of 2016, net gains on sale of loans held for sale totaled $33.8 million compared to $38.2 million during the same period in 2015, a decrease of $4.4 million or 11%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $445.1 million in the third quarter of 2016 compared to $443.3 million in the third quarter of 2015, an increase of $1.8 million or less than 1%. During the first nine months of 2016, mortgage loan applications were $1.29 billion compared to $1.71 billion during the same period in 2015, a decrease of $413.2 million or 24%. The volume of mortgage loans sold totaled $315.9 million during the third quarter of 2016, a $44.3 million or 12% decrease from the $360.2 million sold during the third quarter of 2015. During the first nine months of 2016, mortgage loans sold totaled $838.7 million compared to $1.03 billion during the same period in 2015, a decrease of $192.4 million or 19%. These decreases were attributable to the decreasing interest rate environment during the last quarter of 2014 through the second of quarter of 2015 compared to an interest rate environment that remained relatively flat during the last quarter of 2015 and first quarter of 2016. The percentage of residential mortgage loans that represented refinancings was 38% during the third quarter of 2016 compared to 32% in the third quarter of 2015. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $398,000 during the third quarter of 2016 compared to $1.0 million during the third quarter of 2015. During the first nine months of 2016, gains on sales of commercial and agricultural loans totaled $1.7 million, compared to $2.0 million during the same period in 2015. An area of emphasis for Heartland's bank subsidiary, Wisconsin Bank & Trust, particularly after the acquisition of the Community Banc-Corp of Sheboygan, Inc. bank branches in January 2015, has been the origination for sale of small business loans written under the United States Small Business Administration and United States Department of Agriculture Rural Development Business and Industry loan programs.

Income on bank owned life insurance increased $248,000 or 67% from $372,000 during the third quarter of 2015 to $620,000 during the same quarter in 2016. For the nine-month period ended September 30, income on bank owned life insurance increased $378,000 or 28% from $1.4 million during 2015 to $1.7 million in 2016. These increases were primarily attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016.

Other noninterest income was $1.0 million during the third quarter of 2016 compared to $924,000 during the third quarter of 2015, an increase of $104,000 or 11%. For the first nine months of 2016, noninterest income totaled $3.0 million during 2016 compared to $2.4 million during the first nine months of 2015, an increase of $586,000 or 24%. The increase during the nine month comparative period was primarily attributable to the reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and nine-month periods ended September 30, 2016 and 2015, in thousands:

	Three Months Ended September 30,
	2016	2015	Change	% Change
Salaries and employee benefits	$40,733	$37,033	$3,700	10%
Occupancy	5,099	4,307	792	18
Furniture and equipment	2,746	2,121	625	29
Professional fees	5,985	5,251	734	14
FDIC insurance assessments	1,180	1,018	162	16
Advertising	1,339	1,327	12	1
Intangible assets amortization	1,291	734	557	76
Other real estate and loan collection expenses	640	496	144	29
(Gain)/loss on sales/valuations of assets, net	794	721	73	10
Other noninterest expenses	8,620	8,988	(368)	(4)
Total Noninterest Expenses	$68,427	$61,996	$6,431	10%

Efficiency ratio, fully taxable equivalent (non-GAAP)(1)	63.88%	69.85%

(1) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" table that follows for details on this non-GAAP measure.

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Salaries and employee benefits	$124,432	$110,522	$13,910	13%
Occupancy	15,322	12,594	2,728	22
Furniture and equipment	7,301	6,403	898	14
Professional fees	20,481	16,544	3,937	24
FDIC insurance assessments	3,468	2,873	595	21
Advertising	4,174	3,841	333	9
Intangible assets amortization	4,483	2,080	2,403	116
Other real estate and loan collection expenses	1,871	1,714	157	9
(Gain)/loss on sales/valuations of assets, net	1,064	2,583	(1,519)	(59)
Other noninterest expenses	27,160	25,938	1,222	5
Total Noninterest Expenses	$209,756	$185,092	$24,664	13%

Efficiency ratio, fully taxable equivalent (non-GAAP)(1)	66.23%	69.37%

(1) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" table that follows for details on this non-GAAP measure.

Reconciliation of Non-GAAP Measure-Efficiency Ratio
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income	$73,681	$59,724	$219,506	$171,298
Taxable equivalent adjustment(1)	3,221	2,588	9,408	7,389
Fully taxable equivalent net interest income	76,902	62,312	228,914	178,687
Noninterest income	28,542	24,980	89,146	86,304
Securities gains, net	(1,584)	(1,767)	(9,732)	(9,230)
Adjusted income	$103,860	$85,525	$308,328	$255,761

Total noninterest expenses	$68,427	$61,996	$209,756	$185,092
Less:
Intangible assets amortization	1,291	734	4,483	2,080
Partnership investment in historic rehabilitation tax credits	—	805	—	2,995
(Gain)/loss on sales/valuations of assets, net	794	721	1,064	2,583
Adjusted noninterest expenses	$66,342	$59,736	$204,209	$177,434

Efficiency ratio, fully taxable equivalent (non-GAAP)(2)	63.88%	69.85%	66.23%	69.37%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully taxable equivalent, expresses noninterest expenses as a percentage of fully taxable equivalent net interest income and noninterest income. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

For the third quarter of 2016, noninterest expenses totaled $68.4 million compared to $62.0 million during the third quarter of 2015, an increase of $6.4 million or 10%. For the first nine months of 2016, noninterest expenses totaled $209.8 million compared to $185.1 million during the first nine months of 2015, an increase of $24.7 million or 13%. The categories with the most significant increases were salaries and employee benefits, occupancy, furniture and equipment, professional fees and intangible assets amortization. These increases were primarily attributable to the recent acquisitions.

One of Heartland's top priorities is to improve its efficiency ratio, on a fully taxable equivalent basis, by reducing it to 65% or less. During the third quarter of 2016, Heartland's efficiency ratio, on a fully taxable equivalent basis, was 63.88% in comparison with 67.95% during the second quarter of 2016, 66.90% during the first quarter of 2016, 68.53% during the fourth quarter of 2015 and 69.85% during the third quarter of 2015. In 2015 and 2016, Heartland has taken steps to improve its efficiency ratio. During the second and third quarters of 2015, management announced the consolidation of two banking centers and the closing of seven under-performing loan production offices. During the first quarter of 2016, management announced the closing of one additional loan production office located outside of Heartland's geographic footprint. Heartland also expects to improve its efficiency ratio by completing systems conversions of acquired banks as soon as possible after the closing dates. The Premier Valley Bank systems conversion was completed during the first quarter of 2016, and the systems conversion for Centennial Bank was completed during the second quarter of 2016. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense mismatches that are inherent in the residential mortgage business.

The largest component of noninterest expenses, salaries and employee benefits, increased $3.7 million or 10% during the third quarter of 2016 as compared to the same quarter in 2015. For the first nine months of 2016 in comparison with the first nine months of 2015, salaries and employee benefits increased $13.9 million or 13%. These increases were primarily attributable to the additional salaries and employee benefits for employees of Premier Valley Bank, which was acquired in the fourth quarter of 2015, and Centennial Bank, which was acquired in the first quarter of 2016. Heartland had total full-time equivalent employees of 1,846 on September 30, 2016, compared to 1,736 on September 30, 2015. Included in the full-time equivalent employees on September 30, 2016, were approximately 67 employees at Premier Valley Bank and 100 employees at Centennial Bank. The closing of out-of-footprint mortgage loan production offices resulted in a reduction of approximately 45 full-time equivalent employees during the first quarter of 2016.

Occupancy expense increased $792,000 or 18% during the third quarter of 2016 compared to the third quarter of 2015 and $2.7 million or 22% during the first nine months of 2016 compared to the first nine months of 2015. These increases were primarily attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016.

Furniture and equipment expense increased $625,000 or 29% during the third quarter of 2016 compared to the third quarter of 2015 and $898,000 or 14% during the first nine months of 2016 compared to the first nine months of 2015. These increases were primarily attributable to the acquisitions completed during the last half of 2015 and first quarter of 2016.

Professional fees increased $734,000 or 14% during the third quarter of 2016 compared to the third quarter of 2015 and $3.9 million or 24% during the first nine months of 2016 compared to the first nine months of 2015, primarily a result of additional services provided to Heartland by third-party advisors, including services performed in connection with acquisitions.

Intangible assets amortization increased $557,000 or 76% during the third quarter of 2016 compared to the third quarter of 2015 and $2.4 million or 116% during the first nine months of 2016 compared to the first nine months of 2015 as a result of the acquisitions completed during the last half of 2015 and first quarter of 2016.

Net losses on sales/valuation of assets was $794,000 for the third quarter of 2016 compared to $721,000 for the third quarter of 2015, an increase of $73,000 or 10%. For the first nine months of 2016, net losses on sales/valuation of assets were $1.1 million compared to $2.6 million during the first nine months of 2015, a decrease of $1.5 million or 59%. During the second quarter of 2016, gain/loss on sales/valuation of assets, net included a $415,000 gain resulting from the condemnation by the Wisconsin Department of Transportation of real property owned by Wisconsin Bank & Trust. For the first nine months of 2016, exclusive of the gain on disposition of the condemned land, net losses on sales/valuations of assets was $1.5 million compared to $2.6 million during the first nine months of 2015, a decrease of $1.1 million or 43%.

For the third quarter of 2016, other noninterest expenses decreased $368,000 or 4% over the third quarter of 2015. Included in other noninterest expenses for the third quarter of 2015 was $805,000 in costs associated with a partnership investment in a commercial and residential real estate project which qualified for historic rehabilitation tax credits. These credits were included as a reduction to income tax expense as further described in the Income Taxes section below. Excluding the effect of the cost associated with the tax credit investment, other noninterest expenses increased $437,000 or 5% for the third quarter of 2016 in comparison with the third quarter of 2015 and $2.0 million or 8% for the first nine months of 2016 in comparison with the first nine months of 2015. These increases were primarily a result of additional investments in technology and initial and ongoing costs associated with Heartland's acquisitions.

Income Taxes

Heartland's effective tax rate was 29.02% for the third quarter of 2016 compared to 25.32% for the third quarter of 2015. Included in the determination of Heartland's income taxes for the third quarter of 2015 were federal historic rehabilitation tax credits totaling $1.1 million associated with Heartland's ownership interest in a qualifying real estate project. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $304,000 during the third quarter of 2016 compared to $145,000 during the third quarter of 2015. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 21.01% during the third quarter of 2016 compared to 24.61% during the third quarter of 2015.

Heartland's effective tax rate was 31.55% for the first nine months of 2016 compared to 26.67% for the first nine months of 2015. Included in the determination of Heartland's income taxes for the first nine months of 2015 were the $4.0 million federal historic rehabilitation tax credits referred to above. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $912,000 during the first nine months of 2016 compared to $435,000 during the first nine months of 2015. Tax-exempt interest income as a percentage of pre-tax income was 19.55% during the first nine months of 2016 compared to 22.14% during the first nine months of 2015.

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

Income before taxes for the community and other banking segment for the third quarter of 2016 was $26.7 million compared to $21.8 million for the third quarter of 2015, a $4.9 million or 23% increase. For the first nine months of 2016, income before taxes for the community and other banking segment was $85.0 million compared to $59.5 million for the first nine months of 2015, a $25.5 million or 43% increase. These increases resulted primarily from increased net interest income and noninterest income, the effect of which was partially offset by increased noninterest expenses.

Net interest income from the community and other banking segment was $72.7 million during the third quarter of 2016 compared to $58.1 million during the third quarter of 2015, a $14.6 million or 25% improvement. For the first nine months of 2016, net interest income from the community and other banking segment was $216.2 million compared to $167.0 million for the first nine months of 2015, an increase of $49.2 million or 29%. These increases in net interest income were primarily a result of additional earning assets from the four acquisitions completed during 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016, combined with strong loan growth experienced during the last half of 2015.

Provision for loan losses allocable to the community and other banking segment was $5.3 million for the third quarter of 2016 compared to $3.2 million during the third quarter of 2015. A contributing factor to the higher provision for loan losses during the third quarter of 2016 was a $946,000 allowance for impairment recorded on two agricultural loans at New Mexico Bank & Trust classified as impaired during the quarter. Also affecting the provision for loan losses during the third quarter of 2016 were higher charge-offs at Citizens Finance Co., Heartland's consumer finance company. For the first nine months of 2016, the provision for loan losses allocable to the community and other banking segment was $9.5 million compared to $10.5 million for the first nine months of 2015. Contributing to the decrease for the first nine months of 2016 was a $2.3 million recovery on a previously charged-off loan recorded during the second quarter of 2016.

Noninterest income allocable to the community and other banking segment totaled $17.3 million during the third quarter of 2016 compared to $16.0 million during the third quarter of 2015, an increase of $1.3 million or 8%. For the first nine months of 2016, noninterest income allocable to the community and other banking segment totaled $55.8 million compared to $48.7 million during 2015, an increase of $7.1 million or 15%. These increases were primarily a result of increased service charges and fees.

Noninterest expenses allocable to the community and other banking segment totaled $58.0 million during the third quarter of 2016 compared to $49.2 million during the third quarter of 2015, an increase of $8.8 million or 18%. For the first nine months of 2016, noninterest expenses allocable to the community and other banking segment totaled $177.4 million compared to $145.6 million during 2015, an increase of $31.8 million or 22%. These increases were primarily a result of Heartland's recent acquisitions.

The retail mortgage banking segment recorded income before taxes of $1.8 million for the third quarter of 2016 compared to a loss before taxes of $2.3 million for the third quarter of 2015, an increase of $4.0 million or 177%. For the first nine months of

2016, the retail mortgage banking segment recorded income before taxes of $4.4 million compared to $2.4 million during the first nine months of 2015, an increase of $1.9 million or 79%. Noninterest income from the retail mortgage banking segment totaled $11.2 million during the third quarter of 2016 compared to $9.0 million during the third quarter of 2015, a $2.2 million or 25% increase. For the first nine months of 2016, noninterest income from the retail mortgage banking segment totaled $33.4 million compared to $37.6 million during the first nine months of 2015, a $4.3 million or 11% decrease. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $445.1 million in the third quarter of 2016 compared to $443.3 million in the third quarter of 2015, an increase of $1.8 million or less than 1%. During the first nine months of 2016, mortgage loan applications were $1.29 billion compared to $1.71 billion during the same period in 2015, a decrease of $413.2 million or 24%. The volume of mortgage loans sold totaled $315.9 million during the third quarter of 2016, a $44.3 million or 12% decrease from the $360.2 million sold during the third quarter of 2015. During the first nine months of 2016, mortgage loans sold totaled $838.7 million compared to $1.03 billion during the same period in 2015, a decrease of $192.4 million or 19%. These decreases were attributable to the decreasing interest rate environment during the last quarter of 2014 through the second of quarter of 2015 compared to an interest rate environment that remained relatively flat during the last quarter of 2015 and first quarter of 2016.

Noninterest expenses allocable to the retail mortgage banking segment were $10.4 million during the third quarter of 2016 compared to $12.8 million during the third quarter of 2015, a decrease of $2.4 million or 19%. For the first nine months of 2016, noninterest expenses allocable to the retail mortgage banking segment were $32.3 million compared to $39.5 million during the first nine months of 2015, a decrease of $7.1 million or 18%. During 2015, management refined its strategy with respect to its retail mortgage banking business by emphasizing growth in this line of business in bank subsidiary locations instead of out-of-footprint locations. To implement this strategy, seven under-performing mortgage loan production offices were closed during the second and third quarters of 2015, and an additional closure was announced during the first quarter of 2016. Lower expenses are attributed to reduced transaction-based compensation to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during the first nine months of 2016 in comparison with first nine months of 2015. The office closures also contributed to the reduction in noninterest expenses during the first nine months of 2016 in comparison with the first nine months of 2015.

FINANCIAL CONDITION

Total assets were $8.20 billion at September 30, 2016, an increase of $507.5 million or 7% since year-end 2015. Included in this growth, at fair value, was $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction.

Lending Activities

Total net loans held to maturity were $5.44 billion at September 30, 2016, compared to $5.00 billion at year-end 2015, an increase of $437.2 million or 9%. This increase includes $581.5 million of total loans held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this transaction, total loans held to maturity decreased $43.5 million during the third quarter of 2016, $20.7 million during the second quarter of 2016 and $80.0 million during the first quarter of 2016. Some of the downward trend during the first nine months of 2016 was driven by a slowdown in demand in Heartland's markets which are highly competitive and where high quality clients require significant cultivation. Additionally, Heartland has placed a higher emphasis on commercial and industrial loans instead of commercial real estate loans.

The table below presents the composition of the loan portfolio as of September 30, 2016, and December 31, 2015, in thousands:

LOAN PORTFOLIO	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$1,295,316	23.81%	$1,279,214	25.56%
Commercial real estate	2,605,296	47.88	2,326,360	46.50%
Agricultural and agricultural real estate	489,387	8.99	471,870	9.43
Residential mortgage	625,965	11.50	539,555	10.78
Consumer	425,582	7.82	386,867	7.73
Gross loans receivable held to maturity	5,441,546	100.00%	5,003,866	100.00%
Unearned discount	(721)		(488)
Deferred loan fees	(2,110)		(1,892)
Total net loans receivable held to maturity	5,438,715		5,001,486
Allowance for loan losses	(54,653)		(48,685)
Loans receivable, net	$5,384,062		$4,952,801

Loans secured by real estate, either fully or partially, totaled $3.66 billion or 67% of gross loans at September 30, 2016. Excluding purchase accounting valuations, of the properties securing non-farm, nonresidential real estate loans, 54% are owner occupied. The largest categories of Heartland's real estate secured loans at September 30, 2016, and December 31, 2015, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2016	December 31, 2015
Residential real estate, excluding residential construction and residential lot loans	$1,057,902	$849,296
Industrial, manufacturing, business and commercial	495,982	429,891
Agriculture	249,548	255,345
Retail	347,390	239,975
Office	374,624	275,289
Land development and lots	131,311	122,551
Hotel, resort and hospitality	148,122	115,083
Multi-family	173,636	179,243
Food and beverage	105,207	90,339
Warehousing	114,607	82,356
Health services	150,226	101,961
Residential construction	153,819	97,205
All other	171,684	164,255
Loans acquired in the quarter	—	318,797
Purchase accounting valuations	(17,863)	(20,994)
Total loans secured by real estate	$3,656,195	$3,300,592

Allowance For Loan Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for loan losses, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Nonperforming loans were $57.9 million or 1.06% of total loans at September 30, 2016, compared to $39.7 million or 0.79% of total loans at December 31, 2015, an increase of $18.2 million or 46%. Exclusive of $1.6 million of nonperforming loans acquired in the CIC Bancshares, Inc. transaction, nonperforming loans increased $16.7 million or 42% since year-end 2015. Contributing to this increase was a $9.8 million agribusiness relationship at Dubuque Bank and Trust Company which is in the collection process. Based upon a current valuation of the collateral securing this loan relationship, no loss is anticipated on this credit. The increase in nonperforming loans during the first nine months of 2016 was also attributable to the loan portfolios of Heartland's recently acquired banks. Heartland's special assets group continues to work with these borrowers to obtain an appropriate resolution of these nonperforming loans. At September 30, 2016, approximately $23.2 million or 40% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to an aggregate of eight borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $13.9 million at September 30, 2016, and $8.9 million at December 31, 2015.

The allowance for loan losses at September 30, 2016, was 1.00% of loans and 94.39% of nonperforming loans compared to 0.97% of loans and 122.77% of nonperforming loans at December 31, 2015. The decrease in the allowance for loan losses as a percent of nonperforming loans at September 30, 2016, in comparison with December 31, 2015, was the result of an increase in nonperforming loans as discussed above. Management does not believe the increase in nonperforming loans represents a trend for Heartland for the following reasons: (1) the new nonperforming agribusiness relationship discussed above demonstrated no impairment at September 30, 2016; (2) $8.6 million of nonperforming retail loans subject Heartland to minimal loss exposure due to government guarantees; and (3) most of the balance of the increase in nonperforming loans are contained in the loan portfolios of the banks recently acquired by Heartland, which are covered by purchase accounting adjustments. At September 30, 2016, these purchase accounting adjustments totaled $28.5 million and covered $1.07 billion of acquired loans. At December 31, 2015, these purchase accounting adjustments totaled $28.7 million and covered $811.0 million of acquired loans. Excluding those loans covered by the purchase accounting adjustments, the allowance to loans ratio was 1.23% at September 30, 2016, and 1.15% at December 31, 2015.

Loans delinquent 30 to 89 days as a percent of total loans was 0.40% at September 30, 2016, in comparison with 0.31% at December 31, 2015.

The tables below present the changes in the allowance for loan losses during the three- and nine-month periods ended September 30, 2016 and 2015, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended September 30,
	2016	2015
Balance at beginning of period	$51,756	$45,614
Provision for loan losses	5,328	3,181
Recoveries on loans previously charged off	852	749
Charge-offs on loans not covered by loss share agreements	(3,283)	(2,439)
Balance at end of period	$54,653	$47,105
Annualized ratio of net charge offs to average loans	0.17%	0.14%

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$48,685	$41,449
Provision for loan losses	9,513	10,526
Recoveries on loans previously charged off	4,294	2,307
Charge-offs on loans	(7,839)	(7,177)
Balance at end of period	$54,653	$47,105
Annualized ratio of net charge offs to average loans	0.09%	0.15%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2016	2015	2015	2014
Not covered under loss share agreements:
Nonaccrual loans	$57,799	$32,577	$39,655	$25,070
Loans contractually past due 90 days or more	105	1,181	—	—
Total nonperforming loans	57,904	33,758	39,655	25,070
Other real estate	10,740	17,041	11,524	19,016
Other repossessed assets	821	626	485	445
Total nonperforming assets not covered under loss share agreements	$69,465	$51,425	$51,664	$44,531
Covered under loss share agreements:
Nonaccrual loans	$—	$—	$—	$278
Total nonperforming assets covered under loss share agreements	$—	$—	$—	$278
Performing troubled debt restructured loans(1)	$10,281	$10,154	$11,075	$12,133
Nonperforming loans not covered under loss share agreements to total loans	1.06%	0.73%	0.79%	0.65%
Nonperforming assets not covered under loss share agreements to total loans plus repossessed property	1.27%	1.10%	1.03%	1.14%
Nonperforming assets not covered under loss share agreements to total assets	0.85%	0.76%	0.67%	0.74%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the third quarter of 2016 and the first nine months of 2016, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2016	$57,053	$11,003	$564	$68,620
Loan foreclosures	(619)	598	21	—
Net loan charge-offs	(2,431)	—	—	(2,431)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	10,884	—	—	10,884
Reduction of nonperforming loans(1)	(6,983)	—	—	(6,983)
OREO/Repossessed assets sales proceeds	—	(341)	(2)	(343)
OREO/Repossessed assets writedowns, net	—	(520)	(1)	(521)
Net activity at Citizens Finance Co.	—	—	239	239
September 30, 2016	$57,904	$10,740	$821	$69,465

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2015	$39,655	$11,524	$485	$51,664
Loan foreclosures	(1,978)	1,944	34	—
Net loan charge-offs	(3,545)	—	—	(3,545)
Acquired nonperforming assets	1,582	1,934	—	3,516
New nonperforming loans	43,049	—	—	43,049
Reduction of nonperforming loans(1)	(20,859)	—	—	(20,859)
OREO/Repossessed assets sales proceeds	—	(3,594)	(78)	(3,672)
OREO/Repossessed assets writedowns, net	—	(1,068)	28	(1,040)
Net activity at Citizens Finance Co.	—	—	352	352
September 30, 2016	$57,904	$10,740	$821	$69,465

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 24% of total assets at both September 30, 2016 and December 31, 2015. Total available for sale securities as of September 30, 2016, were $1.66 billion, an increase of $77.3 million or 5% from $1.58 billion at December 31, 2015.

The table below presents the composition of the securities portfolio, including trading, available for sale and held to maturity securities, by major category, as of September 30, 2016, and December 31, 2015, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$4,955	0.26%	$25,766	1.37%
Mortgage-backed securities	1,275,093	65.61	1,247,071	66.37
Obligation of states and political subdivisions	627,409	32.29	570,730	30.37
Corporate debt securities	—	—	846	0.05
Equity securities	13,541	0.70	13,138	0.70
Other securities	22,082	1.14	21,443	1.14
Total securities	$1,943,080	100.00%	$1,878,994	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 66% at both September 30, 2016, and December 31, 2015. Approximately 77% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2016. Heartland's securities portfolio had an expected modified duration of 4.2 years as of September 30, 2016, compared to 4.1 years at year-end 2015.

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

At September 30, 2016, Heartland had $22.1 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $6.91 billion as of September 30, 2016, compared to $6.41 billion at year-end 2015, an increase of $506.9 million or 8%.

The table below presents, in thousands, the composition of Heartland's deposits by category as of September 30, 2016, and December 31, 2015:

DEPOSITS	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Demand	$2,238,736	32.39%	$1,914,141	29.88%
Savings	3,753,300	54.29	3,367,479	52.57
Time	920,657	13.32	1,124,203	17.55
Total	$6,912,693	100.00%	$6,405,823	100.00%

The increase in deposits includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Excluding deposits acquired in this transaction, total deposits increased $75.1 million during the third quarter of 2016, decreased $86.8 million during the second quarter of 2016 and decreased $129.6 million during the first quarter of 2016. Demand deposits totaled $2.24 billion at September 30, 2016, an increase of $324.6 million or 17% since year-end 2015, with $164.3 million of the increase attributable to the CIC Bancshares, Inc. transaction. Excluding demand deposits acquired in this transaction, demand deposits increased $88.8 million during the third quarter of 2016, $70.4 million during the second quarter of 2016 and $1.1 million during the first quarter of 2016. Deposit composition continued to reflect a favorable mix with demand deposits at 32% of total deposits, savings deposits at 54% and time deposits at 13% at September 30, 2016, compared to demand deposits at 30% of total deposits, savings deposits at 53% and time deposits at 17% of total deposits at December 31, 2015. Contributing to the improvement in deposit mix were decreases in the level of time deposits, which decreased $75.2 million during the third quarter of 2016, $146.5 million during the second quarter of 2016 and $131.4 million during the first quarter of 2016 when excluding the $149.5 million of time deposits acquired in the CIC Bancshares, Inc. transaction. This trend of reduced time deposits is partially a result of management's focus on building its demand and savings deposit customer base. Heartland does not plan to offer highly competitive interest rates on time deposits except to customers with which it has significant banking relationships. The decrease in time deposits during the first nine months of 2016 included the reduction in brokered time deposits which decreased $134.1 million or 70% from $190.7 million at December 31, 2015, to $56.6 million at September 30, 2016.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2016, and December 31, 2015, in thousands:

	September 30, 2016	December 31, 2015
Securities sold under agreement to repurchase	$182,573	$253,673
Federal funds purchased	2,700	14,125
Advances from the FHLB	23,500	11,100
Notes payable to unaffiliated banks	—	15,000
Other short-term borrowings	5,332	—
Total	$214,105	$293,898

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland's bank subsidiaries was $214.1 million at September 30, 2016, compared to $293.9 million at year-end 2015, a decrease of $79.8 million or 27%. Short-term FHLB advances of $23.5 million were included in short-term borrowings at September 30, 2016, in comparison with $11.1 million at December 31, 2015.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $182.6 million at September 30, 2016, compared to $253.7 million at December 31, 2015.

Also included in short-term borrowings is a $20.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. No balance was outstanding on this line at September 30, 2016, and a balance of $15.0 million was outstanding on this line at December 31, 2015.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Advances from the FHLB	$12,044	$17,242
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	115,143	114,877
Senior notes	16,000	16,000
Note payable to unaffiliated bank	38,667	8,947
Contracts payable for purchase of real estate and other assets	2,346	2,434
Subordinated notes	79,739	73,714
Convertible debt	554	—
Total	$294,493	$263,214

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt, and obligations under trust preferred capital securities. As of September 30, 2016, the amount of other borrowings was $294.5 million, an increase of $31.3 million or 12% since year-end 2015.

Long-term FHLB borrowings with an original term of more than one year totaled $12.0 million at September 30, 2016, compared to $17.2 million at December 31, 2015, a decrease of $5.2 million or 30%. Total long-term FHLB borrowings at September 30, 2016, had an average rate of 2.31% and an average maturity of 2.6 years.

Structured wholesale repurchase agreements totaled $30.0 million at both September 30, 2016, and December 31, 2015. These wholesale repurchase agreements mature in 2018.

In April 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. At maturity, this amortizing term loan was repaid with an advance on Heartland's non-revolving credit line. The outstanding balance on this amortizing term loan was $8.9 million at December 31, 2015.

In addition to the revolving credit line described above, Heartland entered into another non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. On July 20, 2016, the borrowing capacity on this non-revolving credit facility was increased by $25.0 million. At September 30, 2016, $38.7 million was outstanding on this non-revolving credit line compared to no balance outstanding at December 31, 2015. Any outstanding balance on the non-revolving credit line is due in April 2021.

Heartland had senior notes totaling $16.0 million outstanding at both September 30, 2016, and December 31, 2015, and subordinated notes totaling $79.7 million outstanding at September 30, 2016, and $73.7 million at December 31, 2015. Effective with the acquisition of CIC Bancshares, Inc. on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes and $6.0 million of subordinated debentures. During the third quarter of 2016, $1.4 million of the subordinated convertible notes were converted into 52,914 shares of Heartland common stock.

A schedule of Heartland's trust preferred securities outstanding as of September 30, 2016, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/16(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	3.61%(2)	03/17/2034	12/17/2016
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.01%(3)	04/07/2036	01/07/2017
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	12/15/2016
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.32%(5)	09/01/2037	12/01/2016
Morrill Statutory Trust I	8,782	12/19/2002	3.25% over LIBOR	4.11%(6)	12/26/2032	12/26/2016
Morrill Statutory Trust II	8,392	12/17/2003	2.85% over LIBOR	3.71%(7)	12/17/2033	12/17/2016
Sheboygan Statutory Trust I	6,243	9/17/2003	2.95% over LIBOR	3.81%	09/17/2033	12/17/2016
CBNM Capital Trust I	4,247	9/10/2004	3.25% over LIBOR	4.10%	12/15/2034	12/15/2016
	$115,295

(1) Effective weighted average interest rate as of September 30, 2016, was 4.97% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements.

(2) Effective interest rate as of September 30, 2016, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(3) Effective interest rate as of September 30, 2016, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of September 30, 2016, was 4.70% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(6) Effective interest rate as of September 30, 2016, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.
(7) Effective interest rate as of September 30, 2016, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements.

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

Under the Basel III rules, the requirements to be categorized as well-capitalized was established at 6.5% for the Common Equity Tier 1 Capital Ratio, and changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the Federal Deposit Insurance Corporation categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland's capital ratios are calculated in accordance with Federal Reserve instructions and are required regulatory financial measures. Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	September 30, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratio
Tier 1 capital	$690,704	10.79%	$683,706	11.56%
Tier 1 capital minimum requirement	384,118	6.00%	354,980	6.00%
Excess	$306,586	4.79%	$328,726	5.56%

Common Equity Tier 1 capital	$574,204	8.97%	$487,132	8.23%
Common Equity Tier 1 minimum requirement	288,089	4.50%	266,324	4.50%
Excess	$286,115	4.47%	$220,808	3.73%

Total capital	$822,810	12.85%	$812,568	13.74%
Total capital minimum requirement	512,158	8.00%	473,282	8.00%
Excess	$310,652	4.85%	$339,286	5.74%
Total risk-weighted assets	$6,401,973		$5,916,027

Leverage Ratio
Tier 1 capital	$690,704	8.59%	$683,706	9.58%
Tier 1 capital minimum requirement	321,580	4.00%	285,606	4.00%
Excess	$369,124	4.59%	$398,100	5.58%
Average adjusted assets (less goodwill and other intangible assets)	$8,039,489		$7,140,152

Heartland filed a shelf registration statement with the SEC on August 28, 2013, to register up to $75.0 million in common stock, warrants or a combination of these securities, which became effective on September 9, 2013, and expired on September 9, 2016. In anticipation of the upcoming expiration of this shelf registration statement, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities on July 29, 2016. This shelf registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement will permit Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may be offered is not specified in the registration statement, and the terms of any future offerings will be established at the time of the offering.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado, in a transaction valued at approximately $76.9 million. Of this amount, approximately $15.7 million was paid in cash and the remainder was provided by the issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D convertible preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. During the third quarter of 2016, 1,922 shares of the Heartland Series D convertible preferred stock was converted into 76,665 shares of Heartland common stock and $1.4 million of the assumed convertible notes were converted into 52,914 shares of Heartland common stock. Simultaneous with closing of the transaction, Centennial Bank merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the name Centennial Bank and Trust.

Common stockholders' equity was $703.0 million at September 30, 2016, compared to $581.5 million at December 31, 2015. Book value per common share was $28.48 at September 30, 2016, compared to $25.92 at year-end 2015. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized losses on securities available for sale and derivative instruments, net of applicable taxes, of $3.1 million at September 30, 2016, compared to unrealized losses of $6.0 million at December 31, 2015.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2016, and December 31, 2015, commitments to extend credit aggregated $1.68 billion and $1.56 billion, respectively. Standby letters of credit aggregated $44.7 million at September 30, 2016 and $55.4 million at December 31, 2015.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2015. As part of the CIC Bancshares, Inc. transaction completed on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes and $6.0 million of subordinated debentures. Except for the commitments with respect to the CIC Bancshares, Inc. acquisition and the Founders Bancorp acquisition described below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On October 29, 2016, Heartland entered into a definitive merger agreement for the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The transaction is valued at approximately $29.1 million, subject to adjustment. Of the merger consideration, 70% will be in the form of shares of Heartland common stock, and 30% will be in cash. As of September 30, 2016, Founders Community Bank had total assets of $198.5 million, which includes gross loans of $106.6 million and total deposits of $180.5 million. The closing of the acquisition is subject to customary closing conditions, including approvals by the Founders Bancorp shareholders and banking regulators, and is expected to occur in the first quarter of 2017. Simultaneous with the close, Founders Community Bank will be merged into Heartland's Premier Valley Bank subsidiary. Heartland expects the acquisition to be accretive to its earning per share during 2018.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its bank subsidiaries and the issuance of debt securities. At September 30, 2016, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At September 30, 2016, $27.1 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of September 30, 2016.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in Heartland's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

Heartland continues to explore opportunities to expand its footprint of independent community banks. In the current banking industry environment, Heartland seeks these opportunities for growth through acquisitions. Heartland is primarily focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
Heartland enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. See Note 7, "Derivative Financial Instruments," for additional information on our derivative financial instruments.

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

Operating activities provided $95.6 million of cash during the first nine months of 2016. Operating activities provided $53.6 million of cash during the first nine months of 2015. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which used cash of $3.5 million during the first nine months of 2016 compared to $31.3 million during the first nine months of 2015. Also affecting the change in cash provided from operating activities during the first nine months of 2016 was the $15.7 million increase in net income.

Investing activities provided cash of $168.7 million during the first nine months of 2016 compared to providing $3.9 million during the first nine months of 2015. The proceeds from securities sales, paydowns and maturities were $917.0 million during the first nine months of 2016 compared to $1.02 billion during the first nine months of 2015. Cash used for the purchase of securities totaled $890.8 million during the first nine months of 2016 compared to $784.5 million during the first nine months of 2015. A net change in loans provided $138.7 million of cash during the first nine months of 2016 compared to using $225.4 million during the first nine months of 2015.

Financing activities used cash of $321.0 million during the first nine months of 2016 compared to using cash of $40.3 million during the first nine months of 2015. The net increase in demand and savings deposits provided cash of $211.8 million during the first nine months of 2016 compared to a net increase in demand and savings deposits providing $118.3 million during the first nine months of 2015. The net decrease in time deposits used cash of $353.1 million during the first nine months of 2016 compared to a net decrease in time deposits using cash of $26.3 million during the first nine months of 2015. Short-term borrowings activity used cash of $115.6 million during the first nine months of 2016 compared to using $19.8 million of cash during the first nine months of 2015. Other borrowing activity provided cash of $24.4 million during the first nine months of 2016 compared to using $105.8 million of cash during the first nine months of 2015. Included in the use of cash during the first nine months of 2016 was $81.7 million of cash used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund.

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

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of which no balance had been drawn at September 30, 2016. Heartland also has a non-revolving credit line with the same unaffiliated bank under which $27.1 million was available for borrowing at September 30, 2016.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first nine months of 2016.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2016, and September 30, 2015, provided the following results, in thousands:

	2016		2015
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$278,279	(2.74)%	$226,875	(2.16)%
Base	$286,122		$231,875
Up 200 Basis Points	$286,325	0.07%	$228,740	(1.35)%
Year 2
Down 100 Basis Points	$264,054	(7.71)%	$217,114	(6.37)%
Base	$286,429	0.11%	$232,015	0.06%
Up 200 Basis Points	$298,565	4.35%	$236,465	1.98%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both September 30, 2016, and December 31, 2015, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended September 30, 2016, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the nine months ended September 30, 2016.

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

Dated: November 9, 2016