Form 10-K
period 2016-12-31
HEARTLAND FINANCIAL USA INC
filed 2017-03-01
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $776,938,054.

As of February 27, 2017, the Registrant had issued and outstanding 26,184,092 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Heartland's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of Heartland are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2017 Annual Shareholders Meeting to be held on May 17, 2017, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2016, Heartland had total assets of $8.25 billion, total loans of $5.35 billion and total deposits of $6.85 billion. Heartland’s total capital as of December 31, 2016, was $740.9 million. Net income available to common stockholders for 2016 was $80.1 million.

Heartland conducts a community banking business through independently chartered community banks (collectively, the "Bank Subsidiaries") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Bank Subsidiaries are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our current ten Bank Subsidiaries, which, as of the date of this Annual Report on Form 10-K, operate a total of 112 banking locations:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•	Illinois Bank & Trust, Rockford, Illinois, is chartered under the laws of the state of Illinois.

•	Wisconsin Bank & Trust, Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.

•	Centennial Bank and Trust, Denver, Colorado, is chartered under the laws of the state of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.

•	Morrill & Janes Bank and Trust Company, Merriam, Kansas, is chartered under the laws of the state of Kansas.

•	Premier Valley Bank, Fresno, California, is chartered under the laws of the state of California.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•	DB&T Insurance, Inc., a multi-line insurance agency.

•	DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

Heartland has three active non-bank subsidiaries as listed below:

•	Citizens Finance Parent Co., a consumer finance company with two wholly-owned subsidiaries:

▪	Citizens Finance Co., a consumer finance company with offices in Iowa and Wisconsin.

▪	Citizens Finance of Illinois Co., a consumer finance company with offices in Illinois.

•	Heartland Community Development Inc., a property management company with the primary purpose of holding and managing certain nonperforming assets acquired from the Bank Subsidiaries.

•
Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency with the primary purpose of providing online insurance products to consumers and small business clients in Bank Subsidiary markets.

In addition, as of December 31, 2016, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities, including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I and CBNM Capital Trust I.

All of Heartland’s subsidiaries were wholly owned as of December 31, 2016.

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

Business Model and Operating Philosophy

Heartland’s operating philosophy is to maximize the benefits of a community banking model by:

1.	Creating strong community ties through local bank delivery of products and services.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive banking services to increase revenue.

•	Full range of commercial products, including government guaranteed lending and treasury management services

•	Private client services, including investment management, trust, retirement plans and brokerage and investment services

•	Convenient and competitive retail products and services, including consumer finance

•	Residential mortgage origination

•	Providing added client value through consultative relationship building

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Bank Subsidiaries

•	Leading edge technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

•
Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks." While we employ a community banking philosophy, we believe our size, combined with our full line of financial products and services, is sufficient to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Bank Subsidiaries operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, and lending and deposit structure management.

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

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to at least 50% of total assets. Our strategy is to balance the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2016, Heartland had approximately 48% of its assets in Western markets.

Through acquisition and organic growth, our goal is to reach at least $1 billion in assets in each state where Heartland operates. To that end, as of December 31, 2016, Dubuque Bank and Trust Company, New Mexico Bank & Trust, and Wisconsin Bank & Trust have assets over $1 billion.

The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into
1988	Citizens Finance Co.		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(1)	X		N/A
1997	Cottage Grove State Bank(2)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(3)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(3)		X	Summit Bank & Trust(3)

(1) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(2) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.
(3) Summit Bank & Trust changed its name to Centennial Bank and Trust upon the acquisition of Centennial Bank.

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland shareholders' approval of an increase in the number of authorized shares of common stock. The transaction is expected to close in the third quarter of 2017, and simultaneous with the close, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks. As of December 31, 2016, Citywide Banks had total assets of $1.38 billion, including $977.6 million in net loans outstanding, and $1.20 billion of deposits.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, headquartered in San Luis Obispo, California. Simultaneous with closing of the transaction, Founders Community Bank was merged into Heartland's Premier Valley Bank subsidiary, with the Founders' banking locations continuing to operate under the Founders Community Bank name. As of December 31, 2016, Founders Community Bank had total assets of $196.9 million, which includes net loans outstanding of $103.0 million, and total deposits of approximately $178.6 million. The transaction was valued at approximately $32.3 million, of which approximately 70% was paid by issuance of Heartland common stock, and 30% was paid in cash.

Primary Business Lines

General
The Bank Subsidiaries provide a wide range of commercial and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. These activities include credit and deposit products along with treasury management and private client services.

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

Bank Subsidiary	SBA Express Lender	SBA Preferred Lender	SBA Certified Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X	X	X	X
New Mexico Bank & Trust	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Centennial Bank and Trust	X
Minnesota Bank & Trust	X
Morrill & Janes Bank and Trust Company	X	X	X	X
Premier Valley Bank	X	X	X	X

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans based upon its estimated fair market value and require personal guarantees in most instances. The primary repayment risks of commercial loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

In order to limit underwriting risk, we attempt to ensure that all loan personnel are well trained. We use the RMA Diagnostic Assessment in assessing the credit skills and training needs for our loan personnel, and we have developed specific individualized training. All new lending personnel are expected to complete a similar diagnostic training program. Centralized staff in the credit administration department assists all of the commercial and agricultural lending officers of the Bank Subsidiaries in the analysis and underwriting of credit.

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

Agricultural Loans
Agricultural loans are emphasized by those Bank Subsidiaries with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices and the Morrill & Janes Bank & Trust Company's northeast Kansas banking offices. Dubuque Bank and Trust Company is one of the largest agricultural lenders in the State of Iowa. Agricultural loans constituted approximately 9% of our total loan portfolio at December 31, 2016. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank Subsidiary, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Lending
Mortgage lending remains a focal point for Heartland as we continue to strengthen our residential real estate lending business. As long-term interest rates have remained at low levels during the past several years, many customers have elected mortgage loans that are fixed rate with fifteen- year or thirty-year maturities. We generally sell these loans into the secondary market and retain servicing rights. We believe that mortgage servicing on loans sold in the secondary market provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain ongoing contact with borrowers and to cross-sell a wide variety of additional services such as checking, savings, consumer loans, wealth management and investment products. At December 31, 2016, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSEs"), totaled $4.31 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Bank Subsidiaries.

Our mortgage unit provides residential mortgage lending services at all Bank Subsidiaries. Operating under the brand, "National Residential Mortgage," our mortgage unit serves a non-Heartland market in Nevada. Administrative and back office support for these operations is performed by "Heartland Mortgage," a division of our lead bank, Dubuque Bank and Trust Company.

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

Retail Banking
A wide variety of retail banking services are delivered through our 112 banking centers. Services include checking, savings, money market accounts, certificates of deposit, IRAs and HSAs. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Bank Subsidiaries include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Consumer Finance
Our consumer finance subsidiary, Citizens Finance Parent Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 17,000 customers from 14 locations in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co., through its subsidiaries Citizens Finance Co. and Citizens Finance of Illinois Co., typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens' loans compared to consumer loans originated by the Bank Subsidiaries. Correspondingly, returns on these loans are higher than those at the Bank Subsidiaries.

Private Client Services
Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Centennial Bank and Trust, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company offer trust and investment services in their respective communities. In the Heartland markets that do not yet warrant a full trust department, the sales and administration of trust and investment services is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2016, total trust assets under management were $1.96 billion. Collectively, the Bank Subsidiaries provide a full complement of trust, investment and financial planning services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b) and Profit Sharing plans.

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

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We focus on markets with growth potential in the Midwestern and Western regions of the United States with a strategic goal to expand our presence in Western markets to at least 50% of total assets. We strive to balance the growth in our Western markets with the stability of our Midwestern markets. As of December 31, 2016, Heartland had approximately 48% of its assets in Western markets. The following table sets forth certain information about the offices and total deposits of each of the Bank Subsidiaries as of December 31, 2016 (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
IA	Dubuque Bank and Trust Company	9	Dubuque MSA	$1,231,016
		2	Lee County, IA
		1	Hancock County, IL
IL	Illinois Bank & Trust	2	Galena	$636,419
		2	Jo Daviess County
		4	Rockford MSA
		2	Whiteside County
		1	Mercer County
WI	Wisconsin Bank & Trust	4	Madison MSA	$899,676
		1	Green Bay MSA
		7	Sheboygan MSA
		1	Calumet County
		2	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,091,436
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	8	Phoenix MSA	$477,213
MT	Rocky Mountain Bank	3	Billings MSA	$414,344
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County
CO	Centennial Bank and Trust	10	Denver MSA	$733,449
		2	Boulder County
		2	Eagle County
		1	Grand County
		1	Routt County
		1	Summit County
MN	Minnesota Bank & Trust	1	Minneapolis/St. Paul MSA	$194,368
KS	Morrill & Janes Bank and Trust Company	4	Kansas City MSA	$738,036
		1	Nemaha County
		2	Brown County
		1	Atchison County
		1	Dallas, TX MSA
CA	Premier Valley Bank	1	Fresno MSA	$510,142
		1	Madera County
		1	Mariposa County
		1	San Luis Obispo County
		1	Tuolumne County

In addition, the following Bank Subsidiaries operate residential mortgage loan production offices, separate from their banking locations, in the market areas listed below, as of December 31, 2016:

Dubuque Bank and Trust Company		Centennial Bank and Trust
•	Davenport, IA	•	Denver, CO
•	Reno, NV
Rocky Mountain Bank
Wisconsin Bank & Trust		•	Bozeman, MT
•	Madison, WI	•	Great Falls, MT
		•	Helena, MT
New Mexico Bank & Trust		•	Missoula, MT
•	Albuquerque, NM	•	Whitefish, MT

Minnesota Bank & Trust
•	Stillwater, MN
Residential mortgage loan operation facilities are also located in Scottsdale, Arizona; Greenwood Village, Colorado; and Dubuque, Iowa.

Heartland's consumer finance company, Citizens Finance Parent Co., operates two subsidiary companies in the following locations:

Citizens Finance Co.		Citizens Finance of Illinois Co.
•	Cedar Rapids, IA	•	Aurora, IL
•	Davenport, IA	•	Crystal Lake, IL
•	Des Moines, IA	•	Elgin, IL
•	Dubuque, IA	•	Loves Park, IL
•	Appleton, WI	•	Peoria, IL
•	Madison, WI	•	Springfield, IL
•	Milwaukee, WI	•	Tinley Park, IL

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

The market areas of the Bank Subsidiaries are highly competitive. Many financial institutions based in the communities surrounding the Bank Subsidiaries actively compete for customers within our market area. We also face competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market funds, loan production offices, online services and other providers of financial services. Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. As a result of the enactment of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in 2010, substantial changes to the regulation of bank holding companies and their subsidiaries have occurred and will continue to occur as the Dodd-Frank Act is fully implemented. The Gramm-Leach-Bliley Act and the Dodd-Frank Act have significantly changed the competitive environment in which we operate. The financial services industry is also likely to become more competitive as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

D. EMPLOYEES

At December 31, 2016, Heartland employed 1,864 full-time equivalent employees. We place a high priority on staff development, which involves extensive training in a variety of areas, including customer service and sales training. New employees are selected based upon their technical skills and customer service capabilities. None of our employees are covered by a collective bargaining agreement. We offer a variety of employee benefits, and we consider our employee relations to be excellent.

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

Heartland also operates a consumer finance company, Citizens Finance Parent Co., with state licenses in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co. is subject to regulation by the state banking authorities of those states. Further, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the "CFPB"), which has direct supervisory authority for compliance with federal consumer financial service laws over banks with assets of more than $10 billion and over nonbank entities that provide consumer financial services and products. The CFPB has rulemaking authority for federal laws covering the consumer financial services and products offered by all Heartland subsidiaries.

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

In general, the regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into two components, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Beginning January 1, 2015, when the Basel III regulations became applicable to Heartland, a third category of capital, "Common Equity Tier 1 capital," has been added. It is tested against risk weighted assets. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and unrealized gains on equity securities. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." Under current federal regulations, in order to be "well-capitalized" a financial institution must maintain a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Equity Tier 1 Capital Ratio of 6.5% or greater. As of December 31, 2016, Heartland had regulatory capital in excess of the Federal Reserve's minimum requirements.

Treasury Regulation
Bank holding companies that received financing from the SBLF are subject to direct regulation by the U.S. Treasury. Heartland applied for and received SBLF funding on September 15, 2011, issuing 81,698 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), to the U.S. Treasury. Non-cumulative dividends were payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate was calculated as a percentage of the aggregate Series C Liquidation Amount of the outstanding Series C Preferred Stock and was based on changes in the level of Qualified Small Business Lending ("QSBL"). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5.00%. Because of increases in the QSBL, the dividend rate on Heartland's $81.7 million of Series C Preferred Stock declined from 5.00% to 2.00% for the first quarter of 2013 and was reduced to 1.00% through March 15, 2016.

On March 15, 2016, Heartland redeemed all of the 81,698 shares of its Series C Preferred Stock issued to the U.S. Treasury for an aggregate redemption price of approximately $81.9 million, including dividends accrued but unpaid through the redemption date. No shares of Series C Preferred Stock are outstanding as a result of the redemption, and the redemption terminated Heartland’s participation in the SBLF.

Dividend Payments
Heartland's ability to pay dividends to its stockholders may be affected by both general corporate law consideration, and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve suggest that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

The Dodd-Frank Act directed that the minimum deposit insurance fund reserve ratio would increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more. The

Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. In July 2016, the FDIC implemented rules for the reserve ratio requirements of the Dodd-Frank Act. Under the rules, banks with assets of less than $10 billion will receive assessment credits for the portion of their assessments that contribute to the increase in the reserve ratio from 1.15% to 1.35%. The FDIC will apply the credits each quarter that the bank's reserve ratio is at or above 1.38% to offset the regular deposit insurance assessments.

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

Supervisory Assessments
Each of the Bank Subsidiaries is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2016, the Bank Subsidiaries paid supervisory assessments totaling $824,000.

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

As of December 31, 2016: (i) none of the Bank Subsidiaries was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Bank Subsidiaries was "well-capitalized," as defined by applicable regulations; and (iv) each of the Bank Subsidiaries subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards," complied with the directive.

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

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other related federal laws and regulations require financial institutions, including the Bank Subsidiaries, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity. In May 2016, the Financial Crimes Enforcement Network published a final rule that requires financial institutions to implement written procedures that are reasonably designed to identify and verify the identities of beneficial owners of legal entity customers at the time a new account is opened.

Financial institutions must comply with the new rule beginning May 11, 2018. This rule will increase compliance costs for the Bank Subsidiaries.

Dividend Payments
The primary source of funds for Heartland is dividends from the Bank Subsidiaries. In general, the Bank Subsidiaries may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016.

As of December 31, 2016, approximately $182.1 million was available in retained earnings at the Bank Subsidiaries for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank Subsidiaries.
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

In June 2016, the Federal Reserve Board issued supervisory guidance for assessing risk management for supervised institutions with total consolidated assets of less than $50 billion. This guidance provides four key areas to evaluate in assessing a risk management system: board and senior management oversight of risk management; policies, procedures and limits; risk monitoring and management information systems and internal controls.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. In May 2016, financial regulators proposed a rule replacing the 2011 proposed rule. While the proposed 2011 proposed rule was principles-based, the new proposed rule is prescriptive in nature and is intended to prohibit incentive-based compensation arrangements that could encourage inappropriate risk taking by providing excessive compensation or could lead to material financial loss. The new proposed rule would require financial institutions to consider compensation arrangements for "senior executive officers" and "significant risk takers" against several factors, and would require that such arrangements contain both financial and non-financial measures of performance. Until a final rule is issued, it is not clear whether and how this rule will ultimately impact Heartland.

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

In October 2016, the CFPB issued a final rule to regulate "general purpose reloadable" prepaid products, which included the imposition of disclosure requirements and restrictions regarding prepaid products with credit features. The new prepaid rules do not appear to cover any bank products offered by the Bank Subsidiaries. The CFPB has issued proposed rules or is considering proposing rules with respect to a number of areas that could ultimately impact Heartland and the Bank Subsidiaries. In June 2016, the CFPB issued proposed rules regarding payday lending that would apply to payday loans, deposit advance products and certain other credit products. These proposed rules, among other things, would impose ability to repay determination requirements and rollover/reborrowing restrictions with respect to covered credit products. In May 2016, the CFPB issued a proposed rule that would effectively ban the use of mandatory arbitration clauses by consumer financial companies in their agreements with consumers. Until final rules are issued, it is not entirely clear whether and how these rules will ultimately impact Heartland and the Bank Subsidiaries.

Mortgage Operations
Each of the Bank Subsidiaries is subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, TILA and RESPA. The final rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

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

In October 2016, federal regulators issued a proposed rule to implement provisions of the Briggert-Waters Flood Insurance Reform Act. Federal law generally requires financial institutions to impose a mandatory purchase requirement for flood insurance for loans secured by certain real property located in areas with special flood hazards. The proposed rule outlines provisions for identifying when private flood insurance policies must be accepted and criteria to apply in determining whether certain types of coverage qualify as "flood insurance" for federal flood insurance law purposes. Until a final rule is issued, it is not clear whether and how this rule will ultimately impact the Bank Subsidiaries.

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

Risk Retention and Qualified Residential Mortgage Rule
In October 2014, the FDIC, the Federal Reserve and four other federal regulatory agencies issued a final rule to implement amendments to the Securities Exchange Act of 1934, as amended, that impose risk retention requirements on asset-backed securities. The final rule generally requires a sponsor of an asset-backed securitization to retain not less than 5% of the credit risk of the underlying asset. Certain securitizations that are comprised of "qualified residential mortgages" are exempt from the risk retention requirements, with qualified residential mortgage defined to be consistent with the definition of qualified mortgages. The final rule for residential securitizations was effective December 24, 2015, and rules for all other categories of covered asset-based securitizations were effective December 24, 2016. The requirements and impact of the final rules are still being assessed, but particularly since the Bank Subsidiaries primarily originate qualified residential mortgages, the operations of the Bank Subsidiaries will likely not be materially impacted by the final rule.

Data Security
In January 2015, new legislative proposals and administration efforts regarding privacy and cybersecurity were announced which, among other things, propose a national data breach notification standard. Legislation regarding data security with respect to security breach notifications and sharing cybersecurity threat information has also been proposed. In 2015, the Federal Financial Institutions Examination Council ("FFIEC") developed the Cybersecurity Assessment Tool to help institutions identify their risks and determine their preparedness for cybersecurity threats.

In September 2016, the FFIEC issued a revised Information Security booklet. The revised booklet includes updated guidelines for evaluating the adequacy of information security programs (including effective threat identification, assessment and monitoring, and incident identification assessment and response), assurance reports and testing of information security programs.

New laws or guidance with respect to data security could impact card issuers and increase compliance costs related to credit card or debit card products. However, it is currently uncertain what (if any) impact these developments will have on the Bank Subsidiaries.

Increased Supervision for Bank Holding Companies with Consolidated Assets of $10 Billion or More
Heartland currently has total consolidated assets of approximately $8.25 billion. If Heartland’s assets increase and exceed $10 billion, Heartland will become subject to increased insurance assessments required to maintain the minimum deposit insurance fund and more accelerated implementation of increased capital requirements.

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
Heartland's commercial loans were $3.83 billion (including $2.54 billion of commercial real estate loans), or approximately 71%, of our total loan portfolio as of December 31, 2016. Our commercial loans, which tend to be larger and more complex credits than loans to individuals, are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the customer's business and market conditions.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $2.54 billion, or approximately 66%, of our total commercial loan portfolio as of December 31, 2016. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of Heartland or the borrower could negatively impact the future cash flow and market values of the affected properties.

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
At December 31, 2016, agricultural real estate loans totaled $240.3 million, or approximately 4%, of our total loan portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have a negative effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2016, these loans totaled $249.0 million, or approximately 5%, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of livestock.

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
At December 31, 2016, consumer loans totaled $420.6 million, or approximately 8%, of our total loan portfolio. Our consumer loan portfolio is comprised of home equity loans and other personal loans and lines of credit originated by our banks and loans originated by our consumer finance subsidiaries. Our consumer finance subsidiaries typically lend to borrowers with past credit problems or limited credit histories. These consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family first-lien residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Bank Subsidiaries and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. In each year from 2008 through 2011, we were required to record provisions for loan losses in excess of our pre-2008 historical experience because of the recession and declines in real estate values, which resulted in charge-offs and an increased level of nonperforming assets. Despite recent stabilization in economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2016, our allowance for loan losses as a percentage of total loans was 1.02% and as a percentage of total nonperforming loans was approximately 84%. Although we believe that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

The required accounting treatment of loans we acquire through acquisitions, including purchase credit impaired loans, could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under United States generally accepted accounting principles ("GAAP"), we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Any discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may initially increase due to the discount accretion. We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, from time to time, we raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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
We maintained a balance of $2.13 billion, or 26% of our assets, in investment securities at December 31, 2016. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Our operations are affected by risks associated with our use of vendors and other third party service providers.
We rely on vendor and third party relationships for a variety of products and services necessary to maintain our day-to-day activities, particularly in the areas of correspondent relationships, operations, treasury management, information technology and security. This reliance exposes us to risks of those third parties failing to perform financially or failing to perform contractually or to our expectations. These risks could include material adverse impacts on our business, such as credit loss or fraud loss, disruption or interruption of business activities, cyber-attacks and information security breaches, poor performance of services affecting our customer relationships and/or reputation, and possibilities that we could be responsible to our customers for legal or regulatory violations committed by those third parties while performing services on our behalf. While we have implemented an active program of oversight to address this risk, there can be no assurance that our vendor and third party relationships will not have a material adverse impact on our business.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2016, we had goodwill of $127.7 million, representing approximately 17% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our balance sheet reflected approximately $68.6 million of deferred tax assets at December 31, 2016, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity.
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our results of operations, financial position and liquidity.

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

Changes in government administration can cause uncertainty and changes in our regulation and supervision.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that we and the Bank Subsidiaries may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our and the Bank Subsidiaries' insiders and affiliates, and our payment of dividends. In the last several years, we have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Act. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the current administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty, and changes in existing regulations and their enforcement may require modification to Heartland's existing regulatory compliance and risk management infrastructure.

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

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system; and

•	be subject to more frequent regulatory examinations.

While we do not currently have $10 billion or more in total consolidated assets and have no Bank Subsidiaries exceeding $2 billion in assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion in the future, based on our historic organic growth rates and our potential to grow through acquisitions.

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
Reputation risk, or the risk to our earnings and capital from negative publicity, is inherent to our business. Current public uneasiness with the United States banking system heightens this risk, as banking customers often transfer news regarding consumer fraud, financial difficulties or even failure of some institutions, to fear of fraud, financial difficulty or failure of even the most secure institutions. In this climate, any negative news may become cause for curtailment of business relationships, withdrawal of funds or other actions that can have a compounding effect, and could adversely affect our operations.

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

Stockholders may experience dilution as a result of future equity offerings and acquisitions.
In order to raise capital for future acquisitions or for general corporate purposes, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at a price per share that may be lower than the current price. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, may be higher or lower than the price paid by existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2016, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Bank Subsidiaries and of Citizens Finance Parent Co. as of December 31, 2016:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	14
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	11
Wisconsin Bank & Trust 8240 Mineral Point Road Madison, WI 53719	19,000	Owned	19
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2021	18
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	15
Centennial Bank and Trust 707 17th Street Suite 2950 Denver, CO 80202	7,510	Leased	18
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	2
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Lease term through 2022	9
Premier Valley Bank(2) 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2018	5
Citizens Finance Parent Co. 2200 John F. Kennedy Road, Suite 103 Dubuque, IA 52002	5,900	Lease term through 2019	14

(1) Includes loan production offices.
(2) As a result of the acquisition of Founders Bancorp on February 28, 2017, Premier Valley Bank currently has 9 banking locations.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Bank Subsidiaries by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suite 300 in Dubuque, Iowa, which is leased from an unrelated third party.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2016, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries as of December 31, 2016, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	67
Chairman and Chief Executive Officer of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Centennial Bank and Trust, Minnesota Bank & Trust and Premier Valley Bank; Chairman of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services

Bruce K. Lee	56	President of Heartland; Director of Rocky Mountain Bank; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	56	Executive Vice President and Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Andrew E. Townsend	50	Executive Vice President and Chief Credit Officer of Heartland;
Douglas J. Horstmann	63	Executive Vice President, Lending, of Heartland; Director, President and Chief Executive Officer of Dubuque Bank and Trust Company; Vice Chairman of Illinois Bank & Trust
Brian J. Fox	68	Executive Vice President, Operations, of Heartland
Frank E. Walter	70	Executive Vice President, Commercial Sales, of Heartland
Rodney L. Sloan	57	Executive Vice President and Chief Risk Officer of Heartland
Mark G. Murtha	55	Executive Vice President, Human Resources and Organizational Development, of Heartland
Michael J. Coyle	71	Executive Vice President, Senior General Counsel and Corporate Secretary of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
Kelly J. Johnson	55	Executive Vice President, Private Client Services, of Heartland
Janet M. Quick	51	Executive Vice President, Deputy Chief Financial Officer, Principal Accounting Officer of Heartland
Steven M. Braden	50	Executive Vice President, Director of Retail Banking

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

Andrew E. Townsend was named Executive Vice President, Chief Credit Officer, of Heartland in 2016. Mr. Townsend joined Dubuque Bank and Trust Company in 1993 as a Loan Review Officer and was selected to join Galena State Bank as Executive Vice President, Head of Lending in 1996. In 2003, Mr. Townsend assumed the position of President and CEO of Galena State Bank and joined the bank's board of directors. He was named Deputy Chief Credit Officer of Heartland in 2013. Prior to joining Heartland, he worked at Bank One in the loan review area and had also been an examiner for the Iowa Division of Banking.

Douglas J. Horstmann was named Executive Vice President, Lending, of Heartland in 2012. Mr. Horstmann previously served as Senior Vice President, Lending, of Heartland since 1999. He has been employed by Dubuque Bank and Trust Company since 1980, was appointed Vice President, Commercial Loans in 1985, Senior Vice President, Lending in 1989, Executive Vice President, Lending in 2000 and Director, President and Chief Executive Officer in 2004. Mr. Horstmann also served as Vice Chairman of First Community Bank from 2007 until its merger with Dubuque Bank and Trust Company in 2011. In 2013, Mr. Horstmann was elected a Director of Galena State Bank & Trust Co. and Illinois Bank & Trust. Prior to joining Dubuque Bank and Trust Company, Mr. Horstmann was an examiner for the Iowa Division of Banking. Mr. Horstmann announced his retirement in February 2017 to be effective June 30, 2017.

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

Janet M. Quick was named Executive Vice President, Deputy Chief Financial Officer and Principal Accounting Officer in January 2016. Ms. Quick had served as Senior Vice President, Deputy Chief Financial Officer since July 2013. Ms. Quick has been with Heartland since 1994, serving in various audit, finance and accounting positions. Prior to joining Heartland, Ms. Quick was with Hawkeye Bancorporation in the corporate finance area. She is an active holder of the certified public accountant certification.

Steven M. Braden was named Executive Vice President, Director of Retail Banking in August 2016. Prior to joining Heartland, Mr. Braden was the Executive Director for Community Banking and Senior Consultant for Strategic Direction for Ningbo Donghai Bank in Zhejiang Province, Ningbo, China where he was responsible for developing and overseeing the bank's new community bank division. Mr. Braden also previously served as Executive Vice President, Regional Executive of Umpqua Bank in Portland, Oregon. He also held senior management positions at US Bank and First Bank System.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 3,100 stockholders of record as of February 23, 2017, and approximately 8,400 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol "HTLF" and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of intraday sales prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2016:
First	$32.44	$25.95
Second	35.96	29.58
Third	37.90	33.50
Fourth	49.15	35.30
2015:
First	$33.88	$25.68
Second	38.20	32.42
Third	38.96	34.57
Fourth	39.45	31.26

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2016. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2016	2015
First	$0.10	$0.10
Second	0.10	0.10
Third	0.10	0.10
Fourth	0.20	0.15

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank Subsidiaries, and the Bank Subsidiaries are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Bank Subsidiaries – Dividend Payments" and Note 18, "Capital Issuance and Redemption", of the consolidated financial statements for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2016.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index, the NASDAQ Bank Index, the SNL Bank and Thrift Index and the SNL U.S. Bank NASDAQ Index, in each case assuming investment of $100 on December 31, 2011, and reinvestment of dividends. The table and graph were prepared at our request by SNL Financial, LC. We were informed by SNL that they will not be able to provide the NASDAQ Bank Index going forward. We elected to replace that index with the SNL U.S. Bank NASDAQ Index as it closely resembles the NASDAQ Bank Index and its total return values for the period under comparison was consistent with that of the NASDAQ Bank Index. Both indexes are included in the comparison for this year.

Cumulative Total Return Performance
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Heartland Financial USA, Inc.	$100.00	$174.40	$194.98	$186.53	$218.72	$339.36
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2011

* Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF INCOME DATA
Interest income	$326,479	$265,968	$237,042	$199,511	$189,338
Interest expense	31,813	31,970	33,969	35,683	39,182
Net interest income	294,666	233,998	203,073	163,828	150,156
Provision for loan losses	11,694	12,697	14,501	9,697	8,202
Net interest income after provision for loan losses	282,972	221,301	188,572	154,131	141,954
Noninterest income	113,601	110,685	82,224	89,618	108,662
Noninterest expenses	279,668	251,046	215,800	196,561	183,381
Income taxes	36,556	20,898	13,096	10,335	17,384
Net income(1)	80,349	60,042	41,900	36,853	49,851
Net (income) loss available to noncontrolling interest, net of tax	—	—	—	(64)	(59)
Net income attributable to Heartland	80,349	60,042	41,900	36,789	49,792
Preferred dividends and discount	(292)	(817)	(817)	(1,093)	(3,400)
Interest expense on convertible preferred debt	51	—	—	—	—
Net income available to common stockholders	$80,108	$59,225	$41,083	$35,696	$46,392

PER COMMON SHARE DATA
Net income – diluted	$3.22	$2.83	$2.19	$2.04	$2.77
Cash dividends	$0.50	$0.45	$0.40	$0.40	$0.50
Dividend payout ratio	15.53%	15.90%	18.26%	19.61%	18.05%
Book value per common share	$28.31	$25.92	$22.40	$19.44	$19.02
Tangible book value per common share (non-GAAP)(2)	$22.55	$20.57	$19.99	$16.90	$17.03
Weighted average shares outstanding-diluted	24,873,430	20,929,385	18,741,921	17,460,066	16,768,602

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(3)
Common stockholders' equity (GAAP)	$739,559	$581,475	$414,619	$357,762	$320,107
Less goodwill	127,699	97,852	35,583	35,583	30,627
Less core deposit intangibles and customer relationship intangibles, net	22,775	22,019	8,947	11,171	2,833
Tangible common stockholders' equity (non-GAAP)	$589,085	$461,604	$370,089	$311,008	$286,647

Common shares outstanding, net of treasury stock	26,119,929	22,435,693	18,511,125	18,399,156	16,827,835
Common stockholders' equity (book value) per share (GAAP)	$28.31	$25.92	$22.40	$19.44	$19.02
Tangible book value per common share (non-GAAP)	$22.55	$20.57	$19.99	$16.90	$17.03

(1) For a discussion of the impact of recent acquisitions on our net income, see Item 7. "Management's Discussion and Analysis of Financial Condition."
(2) Refer to the "Reconciliation of Tangible Book Value Per Common Share (non-GAAP)" table.
(3) Tangible book value per common share is total common stockholders' equity less goodwill and core deposit intangibles and customer relationships intangibles, net, divided by common shares outstanding, net of treasury. This is a non-GAAP financial measure but has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA
Investments	$2,131,046	$1,878,994	$1,706,953	$1,895,044	$1,561,957
Loans held for sale	61,261	74,783	70,514	46,665	96,165
Total loans receivable(1)	5,351,719	5,001,486	3,878,003	3,502,701	2,828,802
Allowance for loan losses	54,324	48,685	41,449	41,685	38,715
Total assets	8,247,079	7,694,754	6,051,812	5,923,716	4,990,553
Total deposits	6,847,411	6,405,823	4,768,022	4,666,499	3,845,660
Long-term obligations	288,534	263,214	395,705	350,109	389,025
Preferred equity	1,357	81,698	81,698	81,698	81,698
Common stockholders’ equity	739,559	581,475	414,619	357,762	320,107

EARNINGS PERFORMANCE DATA
Return on average total assets	0.98%	0.88%	0.70%	0.70%	1.04%
Return on average common stockholders' equity	11.80	11.92	10.62	10.87	15.78
Net interest margin (GAAP)	3.95	3.80	3.77	3.58	3.79
Net interest margin, fully tax-equivalent (non-GAAP)(2)	4.13	3.97	3.96	3.78	3.98
Earnings to fixed charges:
Excluding interest on deposits	7.27x	5.20x	3.98x	3.58x	4.16x
Including interest on deposits	4.38	3.33	2.50	2.23	2.54

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.91%	0.67%	0.74%	1.23%	1.59%
Nonperforming loans to total loans	1.20	0.79	0.65	1.21	1.53
Net loan charge-offs to average loans	0.11	0.12	0.39	0.22	0.23
Allowance for loan losses to total loans	1.02	0.97	1.07	1.19	1.37
Allowance for loan losses to nonperforming loans	84.37	122.77	165.33	98.27	89.71

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	8.53%	8.55%	8.00%	8.09%	8.47%
Average common equity to average assets	8.31	7.35	6.60	6.46	6.58
Total capital to risk-adjusted assets	14.01	13.74	15.73	14.69	15.35
Tier 1 capital	11.93	11.56	12.95	13.19	13.36
Common Equity Tier 1(3)	10.09	8.23	—	—	—
Tier 1 leverage	9.28	9.58	9.75	9.67	9.84

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(4)
Net Interest Income (GAAP)	$294,666	$233,998	$203,073	$163,826	$150,156
Plus tax-equivalent adjustment(5)	12,919	10,216	10,298	9,467	7,398
Net interest income - tax-equivalent (non-GAAP)	$307,585	$244,214	$213,371	$173,293	$157,554

Average earning assets	$7,455,217	$6,152,090	$5,384,275	$4,582,296	$3,962,268
Net interest margin (GAAP)	3.95%	3.80%	3.77%	3.58%	3.79%
Net interest margin, fully tax-equivalent (non-GAAP)	4.13%	3.97%	3.96%	3.78%	3.98%

(1) Excludes loans held for sale.
(2) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(3) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.
(4) Annualized net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(5) Computed on a tax-equivalent basis using an effective tax rate of 35%.

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

The estimates and judgments that management believes have the most effect on Heartland’s reported financial position and results of operations are as follows:

Allowance For Loan Losses

The process utilized by Heartland to estimate the allowance for loan losses is considered a critical accounting policy for Heartland. The allowance for loan losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on Heartland’s earnings. The allowance for loan losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, and probable losses from identified substandard and doubtful credits.

Our allowance for loan losses methodology includes the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for commercial and agricultural loans in the calculation of the allowance for loan losses. Heartland's allowance for loan losses methodology also utilizes a loss emergence period, which represents the average amount of time from the point that a loss is incurred to the point at which the loss is confirmed. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. In addition to the allowance methodology, our software also has the ability to perform stress testing and migration analysis on various portfolio segments.

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

All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historic loss rate is established for each group of loans based upon a twelve-quarter weighted moving average loss rate. The appropriateness of the allowance for loan losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank Subsidiary.

There can be no assurances that the allowance for loan losses will be adequate to cover all probable loan losses, but management believes that the allowance for loan losses was appropriate at December 31, 2016. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses carried by the Bank Subsidiaries. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

Goodwill, Core Deposit Intangibles and Customer Relationship Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Core deposit intangibles and customer relationship intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of goodwill, core deposit intangibles and customer relationship intangibles and subsequent impairment analysis require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods, including discounted cash flow analyses. Additionally, estimated cash flows may extend beyond five years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

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

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered important, which could trigger an impairment review, include the following:

•	Significant under-performance relative to expected historical or projected future operating results

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business

•	Significant negative industry or economic trends

•	Significant decline in the market price for our common stock over a sustained period; and market capitalization relative to net book value

•	For core deposit intangibles, customer relationship intangibles and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset

Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2016 and 2015 and determined no goodwill impairment charges were required.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. As of the date of this Annual Report on Form 10-K, Heartland has ten banking subsidiaries with 112 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, with a mortgage loan production office in Nevada. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale, also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising, intangible assets amortization and other real estate and loan collection expenses.

Net income recorded for 2016 was $80.3 million compared to $60.0 million recorded in 2015, an increase of $20.3 million or 34%. Net income available to common stockholders was $80.1 million, or $3.22 per diluted common share, for the year ended December 31, 2016, compared to $59.2 million, or $2.83 per diluted common share, earned during the prior year. Return on average common equity was 11.80% and return on average assets was 0.98% for 2016, compared to 11.92% and 0.88%, respectively, for 2015.

Acquisitions were a significant contributing factor to improved net income during 2016. Our average earning assets during 2016 were $7.46 billion in comparison with $6.15 billion during 2015, a $1.30 billion or 21% increase. This growth resulted in an increase of $60.7 million or 26% in net interest income for 2016 compared to 2015. Noninterest income was $113.6 million in 2016 compared to $110.7 million in 2015, an increase of $2.9 million or 3%. This increase reflected higher service charges and fees, the effect of which was partially offset by decreased net gains on sale of loans held for sale. Noninterest expenses totaled $279.7 million in 2016 compared to $251.0 million in 2015, a $28.6 million or 11% increase, primarily due to the added expenses associated with the acquisitions completed during the last half of 2015 and first quarter of 2016.

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

Positively affecting net income for 2015 was a $30.9 million or 15% increase in net interest income, largely due to significant growth in our earning asset base, particularly as a result of acquisitions completed during the year. Noninterest income for 2015 was $110.7 million, an increase of $28.5 million or 35% in comparison to 2014, driven primarily by higher gains on sale of loans held for sale and securities gains and increased service charges and fees. The effect of these improvements was partially offset by a $35.2 million or 16% increase in noninterest expenses, primarily due to the added expenses associated with acquisitions.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., the parent company of Centennial Bank, headquartered in Denver, Colorado. Simultaneous with the closing of the transaction, Centennial Bank was merged into Heartland’s Summit Bank & Trust subsidiary, with the resulting institution operating under the name Centennial Bank and Trust. The transaction was valued at approximately $76.9 million, and of this amount, approximately $15.7 million was paid in cash and the remainder of the consideration was provided by the issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. As of the closing date, CIC Bancshares, Inc. had, at fair value, total assets of approximately $772.6 million, including total loans of approximately $581.5 million, and total deposits of approximately $648.1 million. The systems conversion for this transaction occurred during the second quarter of 2016.

On November 30, 2015, Heartland completed the acquisition of Premier Valley Bank, a community bank based in Fresno, California. Simultaneous with the close, Premier Valley became a wholly-owned subsidiary of Heartland. The purchase price was approximately $95.5 million, which was paid by delivery of 1,758,543 shares of Heartland common stock and cash of $28.5 million. As of the close date, the transaction included, at fair value, total assets of $692.7 million, including total loans of $389.8 million, and total deposits of $622.7 million. The systems conversion for this transaction occurred during the first quarter of 2016.

On September 11, 2015, Heartland completed the acquisition of First Scottsdale Bank, N.A. in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the close, First Scottsdale Bank was merged into Heartland’s Arizona Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $81.2 million, including total loans of $54.7 million, and total deposits of $65.9 million. The systems conversion for this transaction was completed simultaneous with the closing.

On August 21, 2015, Heartland completed the acquisition of Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the close, Community Bank merged into Heartland’s New Mexico Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $166.3 million, including total loans of $99.5 million, and total deposits of $147.4 million. The systems conversion for this transaction was completed on November 6, 2015.

On January 16, 2015, Heartland completed the acquisition of Community Banc-Corp of Sheboygan, Inc., parent company of Community Bank & Trust in Sheboygan, Wisconsin, in an all stock transaction valued at approximately $53.1 million. Simultaneous with the close of this transaction, Community Bank & Trust was merged into Heartland's Wisconsin Bank & Trust subsidiary. As of the close date, the transaction included, at fair value, total assets of $506.8 million, including total loans of $395.0 million, and total deposits of $434.0 million. The systems conversion for this transaction was completed on May 15, 2015.

Total assets of Heartland were $8.25 billion at December 31, 2016, an increase of $552.3 million or 7% since year-end 2015. Included in this growth, at fair value, were $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Securities represented 26% of Heartland's total assets at December 31, 2016, compared to 24% at year-end 2015.

Total loans held to maturity were $5.35 billion at December 31, 2016, compared to $5.00 billion at year-end 2015, an increase of $350.2 million or 7%. This increase includes $581.5 million of total loans held to maturity, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this acquisition, total loans held to maturity decreased $231.2 million or 5% since year-end 2015.

Total deposits were $6.85 billion as of December 31, 2016, compared to $6.41 billion at year-end 2015, an increase of $441.6 million or 7%. This increase includes $648.1 million of deposits, at fair value, acquired in the CIC Bancshares, Inc. transaction. Exclusive of this acquisition, total deposits decreased $206.5 million or 3% since year-end 2015. Demand deposits totaled $2.20 billion at December 31, 2016, an increase of $287.9 million or 15% since year-end 2015, with $164.3 million or 9% of the increase attributable to the CIC Bancshares, Inc. transaction.

Total assets were $7.69 billion at December 31, 2015, an increase of $1.64 billion or 27% since year-end 2014. Total assets of the entities acquired during 2015 were $1.51 billion at acquisition date. Securities represented 24% of total assets at December 31, 2015, compared to 28% at year-end 2014.

Total loans held to maturity were $5.00 billion at December 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $1.12 billion or 29%. This increase includes $939.0 million of total loans and leases held to maturity acquired in the 2015 acquisitions. Exclusive of these acquisitions, total loans and leases held to maturity increased $185.7 million or 5% since year-end 2014.

Total deposits were $6.41 billion as of December 31, 2015, compared to $4.77 billion at year-end 2014, an increase of $1.64 billion or 34%. Of this increase, $1.27 billion was attributable to the acquisitions completed during 2015. Exclusive of these acquisitions, total deposits increased $367.8 million or 8% since year-end 2014. Demand deposits totaled $1.91 billion at December 31, 2015, an increase of $618.9 million or 48% since year-end 2014, with $414.5 million or 67% of the increase attributable to the acquisitions. Included in the deposit growth during 2015 was an $89.3 million increase in brokered time deposits, the majority of which were issued to replace higher cost long-term FHLB advances and wholesale repurchase agreements that matured during the year.

Common stockholders' equity was $739.6 million at December 31, 2016, compared to $581.5 million at year-end 2015. Book value per common share was $28.31 at December 31, 2016, compared to $25.92 at year-end 2015. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $30.2 million at December 31, 2016, compared to an unrealized loss of $4.1 million at December 31, 2015.

On November 8, 2016, Heartland closed its sale of 1,379,690 shares of its common stock pursuant to an underwriting agreement providing for the offer and sale of the shares in a public offering. The net proceeds from this offering were approximately $49.7 million. Heartland is using the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

RECENT DEVELOPMENTS

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland shareholders' approval of an increase in the number of authorized shares of common stock. The transaction is expected to close in the third quarter of 2017, and simultaneous with the close, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks. As of December 31, 2016, Citywide Banks had total assets of $1.38 billion, including $977.6 million in net loans outstanding, and $1.20 billion of deposits.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, headquartered in San Luis Obispo, California. Simultaneous with closing of the transaction, Founders Community Bank was merged into Heartland's Premier Valley Bank subsidiary, with the Founders' banking locations continuing to operate under the Founders Community Bank name. As of December 31, 2016, Founders Community Bank had total assets of $196.9 million, which includes net loans outstanding of $103.0 million, and total deposits of approximately $178.6 million. The transaction was valued at approximately $32.3 million, of which approximately 70% was paid by issuance of Heartland common stock, and 30% was paid in cash.

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

Net interest margin, expressed as a percentage of average earning assets, was 3.95% (4.13% on a fully tax-equivalent basis) during 2016, compared to 3.80% (3.97% on a fully tax-equivalent basis) during 2015 and 3.77% (3.96% on a fully tax-equivalent basis) during 2014. Our success in maintaining net interest margin at or near the 4.00% level has been the result of continuous loan and deposit pricing discipline and management's ability to shift dollars from the securities portfolio into the loan portfolio. Also contributing to the improved net interest margin during 2016 has been the amortization of purchase accounting discounts associated with the three acquisitions completed by Heartland during the last half of 2015 and the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income increased $60.5 million or 23% to $326.5 million in 2016 and increased $28.9 million or 12% to $266.0 million in 2015. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $12.9 million in 2016 and $10.2 million in 2015. With these adjustments, interest income on a tax-equivalent basis was $339.4 million during 2016, an increase of $63.2 million or 23%, and $276.2 million during 2015, an increase of $28.8 million or 12%. The increases in interest income during both 2016 and 2015 were primarily due to increases in average earning assets, which totaled $7.46 billion during 2016 compared to $6.15 billion during 2015, and $5.38 billion during 2014, increases of $1.30 billion or 21% for 2016 and $767.8 million or 14% for 2015. A majority of the growth in average earning assets during both years was attributable to the acquisitions completed during the last half of 2015, in addition to the CIC Bancshares, Inc. acquisition completed during the first quarter of 2016. The average interest rate earned on total average earning assets was 4.55% during 2016 compared to 4.49% during 2015 and 4.59% during 2014. The overall yield earned on the securities portfolio was 2.90% in 2016 compared to 2.80% in 2015 and 3.00% in 2014, an increase of 10 basis points in 2016 and a decrease of 20 basis points in 2015. The overall yield earned on the loan portfolio was 5.20% in 2016 compared to 5.12% in 2015 and 5.32% in 2014, an increase of 8 basis points in 2016 and a decrease of 20 basis points in 2015. The percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 73% during both 2016 and 2015 compared to 69% during 2014.

Interest expense decreased $157,000 or less than 1% during 2016 to $31.8 million compared to $32.0 million during 2015 and decreased $2.0 million or 6% during 2015 from $34.0 million during 2014. Even though average interest bearing liabilities increased $735.0 million or 16% for 2016 and $430.4 million or 10% for 2015, the average interest rate paid on Heartland's deposits and borrowings declined during both years. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 0.60% in 2016 compared to 0.71% in 2015 and 0.83% in 2014. Contributing to these improvements in interest expense was a continued change in the mix of deposit balances. Average savings balances, as a percentage of total average interest bearing deposits, was 79% during 2016 compared to 76% during 2015 and 75% during 2014. Additionally, the average interest rate paid on savings deposits was 0.22% during 2016 compared to 0.23% during 2015 and 0.31% during 2014.

Net interest income totaled $294.7 million during 2016, an increase of $60.7 million or 26% from the $234.0 million recorded during 2015. Net interest income increased $30.9 million or 15% during 2015 from the $203.1 million recorded during 2014. After the tax-equivalent adjustment discussed above, net interest income on a fully tax-equivalent basis increased $63.4 million or 26% during 2016 and $30.8 million or 14% during 2015. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning assets and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 39% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Approximately 24% of these floating rate loans have interest rate floors that are currently in effect, so that an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on our interest income. Item 7A of this Annual Report on Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12, "Derivative Financial Instruments" to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
	For the Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,466,062	$32,858	2.24%	$1,272,573	$26,646	2.09%	$1,296,991	$29,727	2.29%
Nontaxable(1)	465,178	23,208	4.99	348,189	18,735	5.38	375,788	20,414	5.43
Total securities	1,931,240	56,066	2.90	1,620,762	45,381	2.80	1,672,779	50,141	3.00
Interest bearing deposits	78,503	396	0.50	10,997	14	0.13	7,678	23	0.30
Federal funds sold	9,464	12	0.13	14,153	24	0.17	509	1	0.20
Loans:(2)
Commercial and commercial real estate(1)	3,846,285	190,101	4.94	3,199,493	152,931	4.78	2,611,150	126,592	4.85
Residential mortgage	738,634	30,168	4.08	542,364	21,982	4.05	430,950	18,359	4.26
Agricultural and agricultural real estate(1)	480,221	22,576	4.70	444,808	21,498	4.83	388,974	19,558	5.03
Consumer	422,972	32,636	7.72	364,343	28,936	7.94	313,756	26,034	8.30
Fees on loans		7,443	—		5,418	—	—	6,632	—
Less: allowance for loan losses	(52,102)	—	—	(44,830)	—	—	(41,521)	—	—
Net loans	5,436,010	282,924	5.20	4,506,178	230,765	5.12	3,703,309	197,175	5.32
Total earning assets	7,455,217	339,398	4.55%	6,152,090	276,184	4.49%	5,384,275	247,340	4.59%
Nonearning Assets	717,359			611,811			473,213
Total Assets	$8,172,576			$6,763,901			$5,857,488
Interest Bearing Liabilities
Savings	$3,680,535	$8,000	0.22%	$2,918,706	$6,613	0.23%	$2,589,649	$8,042	0.31%
Time, $100,000 and over	424,802	3,178	0.75	341,071	3,152	0.92	330,428	3,474	1.05
Other time deposits	577,908	4,761	0.82	606,030	5,765	0.95	535,483	6,638	1.24
Short-term borrowings	298,734	1,202	0.40	339,019	838	0.25	308,942	877	0.28
Other borrowings	284,540	14,672	5.16	326,684	15,602	4.78	336,569	14,938	4.44
Total interest bearing liabilities	5,266,519	31,813	0.60%	4,531,510	31,970	0.71%	4,101,071	33,969	0.83%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,130,536			1,592,816			1,243,376
Accrued interest and other liabilities	78,028			61,000			44,499
Total noninterest bearing liabilities	2,208,564			1,653,816			1,287,875
Stockholders' Equity	697,493			578,575			468,542
Total Liabilities and Stockholders' Equity	$8,172,576			$6,763,901			$5,857,488
Net interest income, fully tax-equivalent (non-GAAP)(1)		$307,585			$244,214			$213,371
Net interest spread(1)			3.95%			3.78%			3.76%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.13%			3.97%			3.96%
Interest bearing liabilities to earning assets	70.64%			73.66%			76.17%
Reconciliation of net interest margin, fully tax-equivalent (non-GAAP)(3)
Net interest income (GAAP)		$294,666			$233,998			$203,073
Plus tax-equivalent adjustment(1)		12,919			10,216			10,298
Net interest income, fully tax-equivalent (non-GAAP)		$307,585			$244,214			$213,371
Average earning assets	$7,455,217			$6,152,090			$5,384,275
Net interest margin (GAAP)			3.95%			3.80%			3.77%
Net interest margin, fully tax-equivalent (non-GAAP)			4.13%			3.97%			3.96%

(1) Computed on a tax-equivalent basis using an effective tax rate of 35%.
(2) Nonaccrual loans are included in the average loans outstanding.
(3) Net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2016 Compared to 2015 Change Due to			2015 Compared to 2014 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$4,246	$1,966	$6,212	$(551)	$(2,530)	$(3,081)
Nontaxable(1)	5,918	(1,445)	4,473	(1,487)	(192)	(1,679)
Interest bearing deposits	258	124	382	7	(16)	(9)
Federal funds sold	(7)	(5)	(12)	23	—	23
Loans(1)(2)	48,337	3,822	52,159	41,360	(7,770)	33,590
TOTAL EARNING ASSETS	58,752	4,462	63,214	39,352	(10,508)	28,844
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	1,665	(278)	1,387	934	(2,363)	(1,429)
Time, $100,000 and over	691	(665)	26	109	(431)	(322)
Other time deposits	(258)	(746)	(1,004)	801	(1,674)	(873)
Short-term borrowings	(110)	474	364	81	(120)	(39)
Other borrowings	(2,112)	1,182	(930)	(448)	1,112	664
TOTAL INTEREST BEARING LIABILITIES	(124)	(33)	(157)	1,477	(3,476)	(1,999)
NET INTEREST INCOME	$58,876	$4,495	$63,371	$37,875	$(7,032)	$30,843

(1) Tax equivalent basis is calculated using a tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

The most significant contributor to the improvement in net interest income in both 2016 and 2015 was the increase in the volume of average earning assets. This change made up $58.8 million of the $63.4 million total change in net interest income during 2016 and $39.4 million of the $30.8 million total change in net interest in 2015.

Provision For Loan Losses

A provision for loan losses is charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan losses. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan Losses" in this Annual Report on Form 10-K. Heartland believes the allowance for loan losses as of December 31, 2016, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

The allowance for loan losses at December 31, 2016, was 1.02% of loans and 84.37% of nonperforming loans compared to 0.97% of loans and 122.77% of nonperforming loans at December 31, 2015, and 1.07% of loans and 165.33% of nonperforming loans at December 31, 2014. The provision for loan losses was $11.7 million during 2016 compared to $12.7 million during 2015 and $14.5 million during 2014. The allowance for loan losses on impaired loans was $6.8 million at December 31, 2016, $2.8 million at December 31, 2015, and $2.7 million at December 31, 2014. The increase in the allowance for loan losses associated with loans individually evaluated for impairment in 2016 is primarily the result of one agricultural relationship and one commercial real estate relationship totaling $20.7 million with total impairments of $2.5 million recorded in 2016. The allowance on non-impaired loans was $47.6 million at December 31, 2016, $45.9 million at December 31, 2015 and $38.8 million at December 31, 2014. The portion of the allowance on non-impaired loans represented 0.91%, 0.93% and 1.02% of non-impaired loans at December 31, 2016, 2015 and 2014, respectively.

Although the allowance for loan losses increased as a result of the loans individually evaluated for impairment in 2016, the overall credit quality of the loan portfolio was positively impacted by the reduction in nonpass loans which improved by $93.9 million or 20% from December 31, 2015. In addition, total loans held to maturity exclusive of acquisitions decreased $231.2 million during 2016 in comparison with an increase of $185.7 million in 2015 which resulted in a decrease in provision expense in 2016 in comparison with the prior year. Provision expense in 2015 was lower than in 2014, primarily as a result of a provision of $4.5 million in 2014 to compensate for a charge-off on a single large credit.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2016	2015	2014	2016/2015	2015/2014
Service charges and fees	$31,590	$24,308	$20,085	30%	21%
Loan servicing income	4,501	5,276	5,583	(15)	(5)
Trust fees	14,845	14,281	13,097	4	9
Brokerage and insurance commissions	3,869	3,789	4,440	2	(15)
Securities gains, net	11,340	13,143	3,668	(14)	258
Loss on trading account securities, net	—	—	(38)	—	100
Impairment loss on securities	—	(769)	—	100	(100)
Gains on sale of loans held for sale	39,634	45,249	31,337	(12)	44
Valuation allowance on commercial servicing rights	(33)	—	—	(100)	—
Income on bank owned life insurance	2,275	1,999	1,472	14	36
Other noninterest income	5,580	3,409	2,580	64	32
Total Noninterest Income	$113,601	$110,685	$82,224	3%	35%

Noninterest income was $113.6 million in 2016 compared to $110.7 million in 2015, an increase of $2.9 million or 3%. This increase reflected higher service charges and fees, the effect of which was partially offset by decreased net gains on sale of loans held for sale. During 2015, noninterest income was $110.7 million compared to $82.2 million in 2014, an increase of $28.5 million or 35%. This increase was driven primarily by increases in gains on sale of loans held for sale from our mortgage banking operations, and from increased gains on the sale of securities.

Service charges and fees increased $7.3 million or 30% from 2015 to 2016 and $4.2 million or 21% from 2014 to 2015. Service charges on checking and savings accounts totaled $8.3 million during 2016 compared to $6.0 million during 2015 and $5.0 million during 2014. Overdraft fees totaled $8.3 million during 2016, $7.2 million during 2015 and $6.2 million during 2014. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $9.9 million during 2016, $8.2 million during 2015 and $7.2 million during 2014. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to acquisitions. An area of emphasis during both 2016 and 2015 was to increase the level of credit card services provided at the Bank Subsidiaries, including at the offices of the newly acquired banks. Fees for these services totaled $4.9 million in 2016, $2.4 million in 2015 and $1.4 million in 2014.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $4.5 million for 2016 compared to $5.3 million for 2015 and $5.6 million for 2014. Loan servicing income related to the servicing of commercial and agricultural loans totaled $2.8 million during 2016 compared to $3.2 million during 2015 and $2.2 million during 2014. The increase during 2015 resulted primarily from the additional commercial and agricultural loans acquired in the Community Banc-Corp of Sheboygan, Inc. acquisition. Fees collected for the servicing of mortgage loans, primarily for GSEs, were $12.1 million during 2016 compared to $10.7 million during 2015 and $8.8 million during 2014. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $10.5 million during 2016 compared to $8.6 million during 2015 and $5.4 million during 2014. Higher prepayments in the serviced mortgage loan portfolio during 2016 and 2015 caused an increase in the amortization of capitalized servicing rights and, in turn, a decrease in total residential mortgage loan servicing income. The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $4.31 billion at December 31, 2016, compared to $4.06 billion at December 31, 2015, and $3.50 billion at December 31, 2014. Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

The following table summarizes Heartland's residential mortgage loan activity for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2016	2015	2014
Mortgage Servicing Fees	$12,147	$10,707	$8,807
Mortgage Servicing Rights Amortization	(10,492)	(8,601)	(5,422)
Total Residential Mortgage Loan Servicing Income	$1,655	$2,106	$3,385
Gains On Sale of Residential Mortgage Loans Held For Sale	$37,800	$43,001	$30,568
Total Residential Mortgage Loan Applications	$1,597,031	$2,013,407	$1,606,246
Residential Mortgage Loans Originated	$1,165,301	$1,371,274	$1,058,840
Residential Mortgage Loans Sold	$1,108,079	$1,291,298	$923,349
Residential Mortgage Loan Servicing Portfolio	$4,308,580	$4,057,861	$3,498,724

Net gains on sale of loans held for sale totaled $39.6 million during 2016 compared to $45.2 million during 2015 and $31.3 million during 2014. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. The decrease during 2016 was related to the flat or moderately increasing interest rate environment that existed throughout much of 2016, as opposed to a low interest rate environment that existed throughout much of 2015, which encouraged mortgage loan refinancings. During the third quarter of 2015, mortgage loan application activity returned to more normal seasonal levels after higher refinance activity during the first two quarters of 2015. The lower interest rate environment during the first half of 2015 encouraged mortgage loan refinancing, as opposed to a relatively higher interest rate environment in the first half of 2014. Mortgage loan applications were $1.60 billion during 2016 compared to $2.01 billion during 2015 and $1.61 billion during 2014. These changes were attributable to the decreasing interest rate environment during the last quarter of 2014 through the second of quarter of 2015 compared to an interest rate environment that remained relatively flat during the last quarter of 2015 and first quarter of 2016, after which rates began to increase modestly. The percentage of residential mortgage loans that represented refinancings was 40% during 2016 compared to 40% during 2015 and 32% during 2014. The volume of residential mortgage loans sold totaled $1.11 billion during 2016 compared to $1.29 billion during 2015 and $923.3 million during 2014. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $1.8 million during 2016 compared to $2.2 million during 2015 and $671,000 during 2014. An area of emphasis for our Wisconsin Bank & Trust subsidiary, particularly after the acquisition of the Community Banc-Corp of Sheboygan, Inc. bank branches in January 2015, has been the origination for sale of small business loans written under SBA and USDA Rural Development loan programs.

Income on bank owned life insurance increased $276,000 or 14% during 2016 in comparison with 2015 and $527,000 or 36% during 2015 in comparison with 2014. These increases were primarily attributable to the additional policies associated with the acquisitions completed during 2015 and the first quarter of 2016.

Securities gains totaled $11.3 million during 2016 compared to $13.1 million during 2015 and $3.7 million during 2014. Two private label Z tranche securities with a book value of $736,000 were sold at a gain of $3.1 million during 2015. Three of these Z tranche securities remain in Heartland's securities available for sale portfolio at a book value of $58,000 and a market value of $2.2 million at December 31, 2016. Management has not determined when any future sales of these Z tranche securities will occur.

Offsetting, in part, the securities gains during 2015 was an impairment loss on two private-label mortgage-backed securities totaling $769,000 recorded during the fourth quarter of 2015. This impairment charge related to a decline in the credit quality of these securities, which management elected to sell during 2016.

Other noninterest income was $5.6 million during 2016 compared to $3.4 million during 2015 and $2.6 million during 2014, an increase of $2.2 million or 64% during 2016 and $829,000 or 32% during 2015. Contributing to the increase during 2016 was a $1.2 million gain associated with a partnership investment, a $602,000 reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years and a $517,000 recovery on a loan charged-off at Premier Valley Bank prior to acquisition.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2016	2015	2014	2016/2015	2015/2014
Salaries and employee benefits	$163,547	$144,105	$129,843	13%	11%
Occupancy	20,398	16,928	15,746	20	8
Furniture and equipment	10,245	8,747	8,105	17	8
Professional fees	27,676	23,047	18,241	20	26
FDIC insurance assessments	4,185	3,759	3,808	11	(1)
Advertising	6,448	5,465	5,524	18	(1)
Core deposit intangibles and customer relationship intangibles amortization	5,630	2,978	2,223	89	34
Other real estate and loan collection expenses	2,443	2,437	2,309	—	6
Loss on sales/valuations of assets, net	1,478	6,821	2,105	(78)	224
Other noninterest expenses	37,618	36,759	27,896	2	32
Total Noninterest Expenses	$279,668	$251,046	$215,800	11%	16%
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	66.25%	69.16%	71.61%

(1) See the following reconciliation of this non-GAAP measure.

Reconciliation of Non-GAAP Measure-Efficiency Ratio(1)
	For the Years Ended December 31,
	2016	2015	2014
Net interest income	$294,666	$233,998	$203,073
Tax-equivalent adjustment (1)	12,919	10,216	10,298
Fully tax-equivalent net interest income	307,585	244,214	213,371
Noninterest income	113,601	110,685	82,224
Securities gains, net	(11,340)	(13,143)	(3,668)
Impairment loss on securities	—	769	—
Adjusted income	$409,846	$342,525	$291,927

Total noninterest expenses	$279,668	$251,046	$215,800
Less:
Core deposit intangibles and customer relationship intangibles amortization	5,630	2,978	2,223
Partnership investment in historic rehabilitation tax credits	1,051	4,357	2,436
Loss on sales/valuations of assets, net	1,478	6,821	2,105
Adjusted noninterest expenses	$271,509	$236,890	$209,036
Efficiency ratio, fully tax-equivalent (non-GAAP)(2)	66.25%	69.16%	71.61%

(1) Computed on a tax equivalent basis using an effective tax rate of 35%.
(2) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest income expenses for the tax favored status of certain loans, securities, and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

Noninterest expenses totaled $279.7 million in 2016 compared to $251.0 million in 2015, a $28.6 million or 11% increase, with significant increases in salaries and employee benefits, occupancy, professional fees, core deposit intangibles and customer relationship intangibles amortization and other noninterest expenses, which were partially offset by a decrease in net losses on sales/valuations of assets. Noninterest expenses totaled $251.0 million in 2015 compared to $215.8 million in 2014, a $35.2 million or 16% increase, with the most significant increases in salaries and employee benefits, professional fees, loss on sales/valuations of assets, net and other noninterest expenses.

Since 2014, one of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During 2016, we made significant progress toward that goal and finished the year at 66.25% in comparison with 69.16% for 2015 and 71.61% for 2014. These improvements are the result of a number of management actions. During the second and third quarters of 2015, management announced the consolidation of two banking centers and the closing of seven under-performing loan production offices. During the first quarter of 2016, management announced the closing of one additional loan production office located outside of Heartland's geographic footprint. Heartland also expects to improve its efficiency ratio by completing systems conversions of acquired banks as soon as possible after the closing dates. The Premier Valley Bank systems conversion was completed during the first quarter of 2016, and the systems conversion for Centennial Bank was completed during the second quarter of 2016. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense mismatches that are inherent in the residential mortgage business.

The largest component of noninterest expense, salaries and employee benefits, increased $19.4 million or 13% in 2016 and $14.3 million or 11% in 2015. These increases were primarily attributable to the additional salaries and employee benefits for employees of the acquired entities. Full-time equivalent employees totaled 1,864 on December 31, 2016, compared to 1,799 on December 31, 2015, and 1,631 on December 31, 2014.

Occupancy expense increased $3.5 million or 20% in 2016 and $1.2 million or 8% in 2015. Furniture and equipment expense increased $1.5 million or 17% in 2016 and $642,000 or 8% in 2015. These increases were primarily attributable to properties acquired in acquisitions.

Professional fees increased $4.6 million or 20% during 2016 and $4.8 million or 26% during 2015. These increases were primarily attributable to the services provided to Heartland by third-party advisors, including services performed in connection with acquisitions.

Core deposit intangibles and customer relationship intangibles amortization increased $2.7 million or 89% during 2016 and $755,000 or 34% during 2015 as a result of the acquisitions completed during 2015 and first quarter of 2016.

Net losses on sales/valuations of assets totaled $1.5 million during 2016 compared to $6.8 million during 2015 and $2.1 million during 2014. Included in these costs during 2015 was a $3.2 million write-down on a single property held in other real estate that resulted from an updated appraisal.

Other noninterest expenses were $37.6 million during 2016, $36.8 million during 2015 and $27.9 million during 2014. Included in other noninterest expenses were writedowns totaling $1.1 million in 2016, $4.4 million in 2015 and $2.4 million in 2014, on partnership investments which qualified for historic rehabilitation or solar energy tax credits of $160,000 during 2016, $5.4 million during 2015 and $3.1 million during 2014. Excluding the effect of the expense associated with the tax credit investments, other noninterest expenses increased $4.2 million or 13% during 2016 and $6.9 million or 27% during 2015. These increases were primarily a result of initial costs associated with acquisitions and additional investments in technology.

Income Taxes

Heartland's effective tax rate was 31.3% for 2016 compared to 25.8% for 2015 and 23.8% for 2014. Heartland's income taxes included solar energy tax credits totaling $160,000 for 2016 and federal historic rehabilitation tax credits totaling $5.4 million for 2015 and $3.1 million for 2014. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $1.2 million during 2016 compared to $581,000 during 2015 and $755,000 during 2014. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 20.5% during 2016, 23.4% during 2015 and 34.8% during 2014. The tax-equivalent adjustment for this tax-exempt interest income was $12.9 million during 2016, $10.2 million during 2015 and $10.3 million during 2014.

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

Income before taxes for the community and other banking segment for 2016 was $115.3 million compared to $80.1 million for 2015 and $61.8 million for 2014. Driven by strong growth in its earning assets, both organically and as a result of acquisitions, net interest income in this segment was $290.1 million for 2016 compared to $228.4 million for 2015 and $200.4 million for 2014. Provision for loan losses was $11.7 million for 2016 compared to $12.7 million for 2015 and $14.5 million for 2014. Noninterest income totaled $74.1 million for 2016 compared to $65.4 million for 2015 and $48.3 million for 2014. Both periods benefited from increases in the other noninterest income category of service charges and fees. Security gains for this segment totaled $11.3 million during 2016 compared to $13.1 million during 2015 and $3.7 million during 2014. Noninterest expense was $237.2 million for 2016 compared to $201.1 million for 2015 and $172.4 million for 2014. The increases in both years were primarily in the categories of salaries and employee benefits, occupancy, professional fees and other noninterest expenses, primarily as a result of the acquisitions. Also included in noninterest expenses were writedowns on tax credit partnership investments totaling $1.1 million during 2016, $4.4 million during 2015 and $2.4 million during 2014.

The mortgage banking segment recorded income before taxes of $1.6 million for 2016 compared to income before taxes of $864,000 for 2015 and a loss before taxes of $6.8 million for 2014. Net interest income for this segment was $4.6 million for 2016 compared to $5.6 million for 2015 and $2.7 million for 2014. Noninterest income totaled $39.5 million during 2016 compared to $45.3 million during 2015 and $33.9 million during 2014, reflecting primarily gains on sale of loans held for sale. Noninterest expense was $42.5 million during 2016 compared to $50.0 million during 2015 and $43.4 million during 2014. Contributing to the higher noninterest expense during 2015 was transaction-based compensation to mortgage banking personnel as a result of the increased volume of residential mortgage loans underwritten. Also included in noninterest expense during 2015 was $800,000 in asset write-downs associated with the closure of seven under-performing loan production offices. Management has refined its strategy relative to the retail mortgage banking segment with an emphasis on building out this line of business within bank subsidiary locations instead of in out-of-footprint locations.

FINANCIAL CONDITION

Heartland's total assets were $8.25 billion at December 31, 2016, an increase of $552.3 million or 7% since December 31, 2015. Included in this growth, at fair value, was $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Heartland's total assets were $7.69 billion at December 31, 2015, an increase of $1.64 billion or 27% since December 31, 2014. Total assets of entities acquired during 2015 were $1.51 billion at acquisition date.

Lending Activities

Heartland’s major source of income is interest on loans. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated, in thousands:

LOAN PORTFOLIO
	As of December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial	$1,287,265	24.04%	$1,279,214	25.56%	$1,036,080	26.72%	$950,197	27.16%	$712,308	25.22%
Commercial real estate	2,538,582	47.42	2,326,360	46.50	1,707,060	44.02	1,529,683	43.70	1,289,184	45.62
Agricultural and agricultural real estate	489,318	9.14	471,870	9.43	423,827	10.93	376,735	10.76	328,311	11.62
Residential mortgage	617,924	11.54	539,555	10.78	380,341	9.81	349,349	9.98	249,689	8.84
Consumer	420,613	7.86	386,867	7.73	330,555	8.52	294,145	8.40	245,678	8.70
Gross loans receivable held to maturity	5,353,702	100.00%	5,003,866	100.00%	3,877,863	100.00%	3,500,109	100.00%	2,825,170	100.00%
Unearned discount	(699)		(488)		(90)		(168)		(676)
Deferred loan fees	(1,284)		(1,892)		(1,028)		(2,989)		(2,945)
Total net loans receivable held to maturity	$5,351,719		$5,001,486		$3,876,745		$3,496,952		$2,821,549
Loans covered under loss share agreements:
Commercial and commercial real estate	$—	—%	$—	—%	$54	4.29%	$2,314	40.24%	$3,074	42.38%
Agricultural and agricultural real estate	—	—	—	—	—	—	543	9.45	748	10.31
Residential mortgage	—	—	—	—	1,204	95.71	2,280	39.66	2,645	36.47
Consumer	—	—	—	—	—	—	612	10.65	786	10.84
Total loans covered under loss share agreements	—	—%	—	—%	1,258	100.00%	5,749	100.00%	7,253	100.00%
Allowance for loan losses	(54,324)		(48,685)		(41,449)		(41,685)		(38,715)
Loans receivable, net	$5,297,395		$4,952,801		$3,836,554		$3,461,016		$2,790,087

Loans held for sale totaled $61.3 million at December 31, 2016, $74.8 million at December 31, 2015, and $70.5 million at December 31, 2014, which is primarily affected by mortgage loan origination activity.

The table below sets forth the remaining maturities of loans by category, including loans held for sale and excluding unearned discount and deferred loan fees, as of December 31, 2016, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS(1)

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$538,342	$255,717	$186,899	$167,618	$133,610	$1,282,186
Commercial real estate	501,357	804,748	351,075	241,660	644,818	2,543,658
Residential real estate	111,653	30,211	62,696	143,178	329,629	677,367
Agricultural and agricultural real estate	222,928	156,834	43,632	33,472	34,271	491,137
Consumer	83,538	82,758	49,313	26,501	178,505	420,615
Total	$1,457,818	$1,330,268	$693,615	$612,429	$1,320,833	$5,414,963

(1) Maturities based upon contractual dates.

Total loans held to maturity were $5.35 billion at December 31, 2016, compared to $5.00 billion at year-end 2015, an increase of $350.2 million or 7%. This increase includes $581.5 million of total loans held to maturity, at fair value, acquired in the CIC Bancshares, Inc. acquisition. Exclusive of this transaction, total loans held to maturity decreased $231.2 million or 5% since year-end 2015. Total loans held to maturity were $5.00 billion at December 31, 2015, compared to $3.88 billion at year-end 2014, an increase of $1.12 billion or 29%. This increase includes $939.0 million of total loans held to maturity acquired in the 2015 acquisitions. Exclusive of these acquisitions, total loans held to maturity increased $185.7 million or 5% since year-end 2014.

The commercial and commercial real estate loan category continues to be the primary focus for all of the Bank Subsidiaries. These loans comprised 71% of the loan portfolio at December 31, 2016 compared to 72% at year-end 2015 and 71% at year-end 2014. Commercial and commercial real estate loans, which totaled $3.83 billion at December 31, 2016, increased $220.3 million or 6% since year-end 2015. Exclusive of $426.6 million of commercial and commercial real estate loans acquired in the CIC Bancshares, Inc. transaction, commercial and commercial real estate loans decreased $206.3 million or 6% in 2016. During 2015, commercial and commercial real estate loans increased $862.4 million or 31%. Exclusive of $804.6 million of commercial and commercial real estate loans acquired in the 2015 acquisitions, these loans increased $57.8 million or 2% during 2015.

Residential mortgage loans, which totaled $617.9 million at December 31, 2016, increased $78.4 million or 15% since year-end 2015. Exclusive of $130.7 million of residential mortgage loans acquired in the CIC Bancshares acquisition, residential mortgage loans decreased $52.3 million or 10% from year-end 2015. Residential mortgage loans, which totaled $539.6 million at December 31, 2015, increased $159.2 million or 42% since year-end 2014. Exclusive of $97.4 million of loans attributable to acquisitions, residential mortgage loans grew $61.8 million or 16% from year-end 2014.

Agricultural and agricultural real estate loans, which totaled $489.3 million at December 31, 2016, increased $17.4 million or 4% in 2016 from $471.9 million at December 31, 2015, and increased $48.0 million or 11% in 2015 from $423.8 million at December 31, 2014. During 2015, agricultural and agricultural real estate loans increased $44.1 million or 10% when excluding $3.9 million of loans attributable to acquisitions in 2015. The organic growth in 2016 and 2015 was primarily attributable to expansion of this line of business. Approximately 82% of Heartland's agricultural loans at year-end 2016 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified among loans relating to grain crops, dairy cows, hogs and cattle.

Consumer loans, which totaled $420.6 million at December 31, 2016, increased $33.7 million or 9% in 2016 from $386.9 million at December 31, 2015, and increased $56.3 million or 17% in 2015 from $330.6 million at December 31, 2014. Exclusive of $24.7 million of acquired loans in 2016 and $34.3 million of acquired loans in 2015, consumer loans increased $9.1 million or 2% in 2016 and $22.1 million or 7% in 2015. Consumer loans at Heartland's consumer finance subsidiary, Citizens Finance Parent Co., comprised approximately 19% of the total consumer loan portfolio at December 31, 2016, compared to 20% at December 31, 2015, and 21% at December 31, 2014.

Loans secured by real estate, either fully or partially, totaled $3.57 billion or 67% of total loans at December 31, 2016 and $3.30 billion or 66% of total loans at December 31, 2015. Approximately 51% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2016	2015
Residential real estate, excluding residential construction and residential lot loans	$1,030,190	$849,296
Industrial, manufacturing, business and commercial	474,632	429,891
Agriculture	255,046	255,345
Retail	332,009	239,975
Office	347,334	275,289
Land development and lots	127,700	122,551
Hotel, resort and hospitality	151,571	115,083
Multi-family	185,559	179,243
Food and beverage	102,225	90,339
Warehousing	120,471	82,356
Health services	147,412	101,961
Residential construction	143,962	97,205
All other	172,617	164,255
Loans acquired in 4th quarter	—	318,797
Purchase accounting valuations	(17,559)	(20,994)
Total loans secured by real estate	$3,573,169	$3,300,592

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

We regularly monitor and continue to develop systems to oversee the quality of our loan portfolio. Under our internal loan review program, loan review officers are responsible for reviewing existing loans, testing loan ratings assigned by loan officers, identifying potential problem loans and monitoring the adequacy of the allowance for loan losses at the Bank Subsidiaries. An integral part of our loan review program is a loan rating system, under which a rating is assigned to each loan within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2016	2015	2014	2013	2012
Not covered under loss share agreements:
Nonaccrual loans	$64,299	$39,655	$25,070	$42,394	$43,156
Loans contractually past due 90 days or more	86	—	—	24	—
Total nonperforming loans	64,385	39,655	25,070	42,418	43,156
Other real estate	9,744	11,524	19,016	29,794	35,470
Other repossessed assets	663	485	445	397	542
Total nonperforming assets not covered under loss share agreements	$74,792	$51,664	$44,531	$72,609	$79,168
Covered under loss share agreements:
Nonaccrual loans	$—	$—	$278	$783	$1,259
Total nonperforming loans	—	—	278	783	1,259
Other real estate	—	—	—	58	352
Total nonperforming assets covered under loss share agreements	$—	$—	$278	$841	$1,611
Restructured loans(1)	$10,380	$11,075	$12,133	$19,353	$21,121
Nonperforming loans not covered under loss share agreements to total loans receivable	1.20%	0.79%	0.65%	1.21%	1.53%
Nonperforming assets not covered under loss share agreements to total loans receivable plus repossessed property	1.39%	1.03%	1.14%	2.06%	2.77%
Nonperforming assets not covered under loss share agreements to total assets	0.91%	0.67%	0.74%	1.23%	1.59%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets during 2016 and 2015, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2015	$39,655	$11,524	$485	$51,664
Loan foreclosures	(2,315)	2,210	105	—
Net loan charge offs	(6,055)	—	—	(6,055)
New nonperforming loans	66,084	—	—	66,084
Acquired nonperforming assets	1,582	1,934	—	3,516
Reduction of nonperforming loans(1)	(34,566)	—	—	(34,566)
OREO/Repossessed sales proceeds	—	(4,583)	—	(4,583)
OREO/Repossessed assets write-downs, net	—	(1,341)	(26)	(1,367)
Net activity at Citizens Finance Parent Co.	—	—	99	99
December 31, 2016	$64,385	$9,744	$663	$74,792

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2014	$25,348	$19,016	$445	$44,809
Loan foreclosures	(6,592)	6,472	120	—
Net loan charge offs	(5,461)	—	—	(5,461)
New nonperforming loans	26,417	—	—	26,417
Acquired nonperforming assets	15,371	991	23	16,385
Reduction of nonperforming loans(1)	(15,428)	—	—	(15,428)
OREO/Repossessed sales proceeds	—	(9,434)	(134)	(9,568)
OREO/Repossessed assets write-downs, net	—	(5,521)	(28)	(5,549)
Net activity at Citizens Finance Parent Co.	—	—	59	59
December 31, 2015	$39,655	$11,524	$485	$51,664

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $64.4 million or 1.20% of total loans at December 31, 2016, compared to $39.7 million or 0.79% of total loans at December 31, 2015, and $25.3 million or 0.65% of total loans at December 31, 2014. Excluding $1.6 million of acquired nonperforming loans, nonperforming loans increased $23.1 million or 58% in 2016. Contributing to the increase during 2016 were two loans totaling $20.7 million at Dubuque Bank and Trust Company. The increase in nonperforming loans during 2015 was a result of nonperforming loans acquired in the four acquisitions completed during the year. Without the acquired nonperforming loans, Heartland's nonperforming loans decreased $1.1 million or 4% during 2015. Approximately 33%, or $21.5 million, of Heartland's nonperforming loans at December 31, 2016, were in the residential real estate portfolio of which $14.3 million were repurchased loans under various GNMA insured or guaranteed loan programs. At December 31, 2015, approximately 34%, or $13.6 million, of Heartland's nonperforming loans were in the residential real estate portfolio of which $6.7 million were repurchased loans under various GNMA insured or guaranteed loan programs. Approximately 40%, or $25.5 million, of Heartland's nonperforming loans at December 31, 2016, had individual loan balances exceeding $1.0 million, the largest of which was $10.9 million. At December 31, 2015, approximately 36%, or $13.8 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $3.8 million. The portion of Heartland's nonresidential real estate nonperforming loans covered by government guarantees was $3.0 million at December 31, 2016, compared to $2.2 million at December 31, 2015, and $1.5 million at December 31, 2014.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.37% at December 31, 2016, compared to 0.31% at December 31, 2015, and 0.21% at December 31, 2014. The upward movement in delinquencies during both 2016 and 2015 are attributable to the acquisitions completed during both years.

Other real estate owned was $9.7 million at December 31, 2016, compared to $11.5 million at December 31, 2015, and $19.0 million at December 31, 2014. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through an orderly liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $4.6 million in 2016 compared to $9.4 million in 2015 and $16.1 million in 2014.

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

We had an aggregate balance of $12.1 million in restructured loans at December 31, 2016, of which $1.7 million were classified as nonaccrual and $10.4 million were accruing according to the restructured terms. At December 31, 2015, we had an aggregate balance of $12.9 million in restructured loans, of which $1.8 million were classified as nonaccrual and $11.1 million were accruing according to the restructured terms.

At December 31, 2016, $205.2 million or 49% of the consumer loans originated by the Bank Subsidiaries were in home equity lines of credit ("HELOCs") compared to $168.6 million or 55% at December 31, 2015. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, advances under HELOCs cannot exceed 80% of the value of the property securing the loan.

The Bank Subsidiaries have not been active in the origination of subprime loans. Consistent with our community banking model, which includes meeting the legitimate credit needs within the communities served, the Bank Subsidiaries may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

Allowance For Loan Losses

The process we use to determine the appropriateness of the allowance for loan losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered, refer to the critical accounting policies section of this report.

The allowance for loan losses at December 31, 2016, was 1.02% of loans and 84.37% of nonperforming loans compared to 0.97% of loans and 122.77% of nonperforming loans at December 31, 2015, and 1.07% of loans and 165.33% of nonperforming loans at December 31, 2014. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan losses at December 31, 2016, was 1.22% of loans in comparison with 1.15% of loans at December 31, 2015, and 1.13% of loans at December 31, 2014. The provision for loan losses was $11.7 million during 2016 compared to $12.7 million during 2015 and $14.5 million during 2014. The allowance for loan losses on impaired loans represented $6.8 million at December 31, 2016, in comparison with $2.8 million at December 31, 2015, and $2.7 million at December 31, 2014. The allowance on non-impaired loans was $47.6 million at December 31, 2016, in comparison with $45.9 million at December 31, 2015, and $38.8 million at December 31, 2014. The allowance on non-impaired loans is 0.91% at December 31, 2016 compared to 0.93% of non-impaired loans at December 31, 2015 and 1.02% at December 31, 2014. The increase in the allowance for loan losses associated with loans individually evaluated for impairment in 2016 is primarily the result of one agricultural relationship and one commercial real estate relationship with total impairments recorded of $2.5 million in 2016. No other individual impairment recorded in 2016 was in excess of $300,000. Heartland had $930.7 million of acquired loans, which are net of $25.3 million of valuation reserves that were not subject to the allowance at December 31, 2016. At December 31, 2015, Heartland had $783.3 million of acquired loans, which are net of $28.7 million of valuation reserves that were not subject to the allowance.

The amount of net charge-offs was $6.1 million during 2016 compared to $5.5 million during 2015 and $14.7 million during 2014. As a percentage of average loans, net charge-offs were 0.11% during 2016 compared to 0.12% during 2015 and 0.39% during 2014. The net charge-offs for 2014 were impacted by a single $6.6 million charge-off on a commercial loan. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $4.3 million during 2016 compared to $2.9 million during 2015 and $3.1 million during 2014. Net losses as a percentage of average loans, net of unearned, at Citizens were 5.29% for 2016 compared to 3.85% for 2015 and 4.43% for 2014. Loans with payments past due for more than thirty days at Citizens were 3.86% of gross loans at year-end 2016 compared to 3.56% at year-end 2015 and 2.28% at year-end 2014. Although Citizens may periodically experience a charge-off of more significance on an individual credit, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan losses for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
	As of December 31,
	2016	2015	2014	2013	2012
Allowance at beginning of year	$48,685	$41,449	$41,685	$38,715	$36,808
Charge-offs:
Commercial	1,348	1,887	8,749	2,460	1,799
Commercial real estate	2,868	1,368	2,889	3,251	6,898
Residential real estate	346	241	342	1,036	988
Agricultural and agricultural real estate	214	551	2,251	23	1
Consumer	6,618	4,967	4,496	4,777	4,818
Total charge-offs	11,394	9,014	18,727	11,547	14,504
Recoveries:
Commercial	930	1,167	753	1,019	1,966
Commercial real estate	3,327	1,200	2,290	2,378	5,194
Residential real estate	29	183	148	158	164
Agricultural and agricultural real estate	10	32	11	110	81
Consumer	1,043	971	788	1,155	804
Total recoveries	5,339	3,553	3,990	4,820	8,209
Net charge-offs(1)(2)	6,055	5,461	14,737	6,727	6,295
Provision for loan losses	11,694	12,697	14,501	9,697	8,202
Allowance at end of year	$54,324	$48,685	$41,449	$41,685	$38,715
Net charge-offs to average loans	0.11%	0.12%	0.39%	0.22%	0.23%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $4,280 for 2016, $2,902 for 2015, $3,080 for 2014, $3,274 for 2013, and $2,468 for 2012.
(2) Includes net charge-offs (recoveries) on loans covered under loss share agreements of $0 for 2016, $0 for 2015, ($14) for 2014, $114 for 2013, and $409 for 2012.

The table below shows our allocation of the allowance for loan losses by types of loans and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial	$14,765	24.04%	$16,095	25.56%	$11,909	26.72%	$13,099	27.16%	$11,388	25.22%
Commercial real estate	24,319	47.42	19,532	46.50	15,898	44.02	14,152	43.70	14,473	45.62
Residential real estate	2,263	11.54	1,934	10.78	3,741	9.81	3,720	9.98	3,543	8.84
Agricultural and agricultural real estate	4,210	9.14	3,887	9.43	3,295	10.93	2,992	10.76	2,138	11.62
Consumer	8,767	7.86	7,237	7.73	6,606	8.52	7,722	8.40	7,173	8.70
Total allowance for loan losses	$54,324		$48,685		$41,449		$41,685		$38,715

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 26% of Heartland's total assets at December 31, 2016, compared to 24% at December 31, 2015, and 28% at December 31, 2014. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown wholesale borrowings. Total available for sale securities as of December 31, 2016, were $1.85 billion, an increase of $267.4 million or 17% since December 31, 2015. The increase since year-end 2015 includes $92.8 million of available for sale securities acquired in the CIC Bancshares transaction. Total available for sale securities as of December 31, 2015, were $1.58 billion, an increase of $176.6 million or 13% since December 31, 2014. The 2015 acquisitions included $290.6 million of available for sale securities.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity and other, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2016		2015		2014
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$4,700	0.22%	$25,766	1.37%	$24,093	1.41%
Mortgage-backed securities	1,290,500	60.56	1,247,071	66.37	1,225,000	71.77
Obligation of states and political subdivisions	799,806	37.53	570,730	30.37	432,279	25.32
Corporate debt securities	—	—	846	0.05	—	—
Equity securities	14,520	0.68	13,138	0.70	5,083	0.30
Other securities	21,560	1.01	21,443	1.14	20,498	1.20
Total securities	$2,131,086	100.00%	$1,878,994	100.00%	$1,706,953	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporations and agencies was less than 1% at December 31, 2016, compared to 1% at both December 31, 2015, and December 31, 2014. Mortgage-backed securities comprised 61% of Heartland's securities portfolio at December 31, 2016, compared to 66% at December 31, 2015, and 72% at December 31, 2014.

Approximately 77% of Heartland's mortgage-backed securities were issued by GSEs at December 31, 2016, compared to 80% at December 31, 2015, and 97% at December 31, 2014. Heartland's securities portfolio had an expected modified duration of 4.34 years as of December 31, 2016, compared to 4.12 years as of December 31, 2015, and 4.01 years as of December 31, 2014.

The Volcker Rule, which is scheduled to be fully implemented in 2017, prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 Capital in private equity and hedge funds. We believe that the Volcker Rule will not have a material impact on Heartland’s investment securities portfolio. For additional information on the Volcker Rule, see the discussion under the "Business - F. Supervision and Regulation - The Bank Subsidiaries - The Volcker Rule and Proprietary Trading" heading of Part I, Item 1 of this report.

At December 31, 2016, we had $21.6 million of other securities, including capital stock in the various Federal Home Loan Banks of which the Bank Subsidiaries are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2016, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$—	—%	$516	2.59%	$4,184	2.06%	$—	—%	$—	—%	$4,700	2.12%
Obligations of states and political subdivisions	675	2.86	38,958	2.89	99,217	2.73	397,294	2.95	—	—	536,144	2.90
Mortgage backed securities	—	—	—	—	—	—	—	—	1,290,500	2.23	1,290,500	2.23
Equity securities	—	—	—	—	—	—	—	—	14,520	—	14,520	—
Total	$675	2.86%	$39,474	2.89%	$103,401	2.71%	$397,294	2.95%	$1,305,020	2.23%	$1,845,864	2.43%

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$3,556	3.93%	$14,843	3.89%	$90,387	4.43%	$154,876	3.82%	$—	—%	$263,662	4.03%
Mortgage backed and equity securities	—	—	—	—	—	—		—	—	—	$—	—
Total	$3,556	3.96%	$14,843	3.93%	$90,387	4.08%	$154,876	4.00%	$—	—%	$263,662	4.03%

In December 2015, Heartland recorded $769,000 of additional credit-related other-than-temporary impairment ("OTTI") on two of the private label mortgage-backed securities that previously had credit-related OTTI. The underlying collateral on these securities experienced an increased level of defaults and a slowing of voluntary prepayments causing the present value of the forward expected cash flows, using prepayment and default vectors, to be below the amortized cost basis of the securities. In the first quarter of 2016, Heartland sold the mortgage-backed securities in the held to maturity portfolio because the credit quality of the securities showed further deterioration, and it was unlikely Heartland would recover the remaining basis of the securities prior to maturity. The significant deterioration of the credit quality of these securities was inconsistent with Heartland's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $4.4 million, and the associated realized gross gains were $89,000 and the realized gross losses were $439,000.

The remaining unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2016. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2016			2015			2014
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$2,130,536	31.27%	—%	$1,592,816	29.18%	—%	$1,243,376	26.46%	—%
Savings	3,680,535	54.02	0.22	2,918,706	53.47	0.23	2,589,649	55.11	0.31
Time deposits less than $100,000	577,908	8.48	0.82	606,030	11.10	0.95	535,483	11.40	1.24
Time deposits of $100,000 or more	424,802	6.23	0.75	341,071	6.25	0.92	330,428	7.03	1.05
Total deposits	$6,813,781	100.00%		$5,458,623	100.00%		$4,698,936	100.00%

Total average deposits increased $1.36 billion or 25% during 2016, with approximately $584.4 million associated with the CIC Bancshares, Inc., acquisition completed during the year. Exclusive of this amount, total average deposits increased $770.8 million or 14% during 2016. Total average deposits increased $759.7 million or 16% during 2015, with approximately $542.4 million associated with the acquisitions completed during the year. Exclusive of the amount attributable to acquisitions, total average deposits increased $217.3 million or 5% during 2015. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 54% during 2016, 63% during 2015 and 64% during 2014.

Average demand deposits increased $537.7 million or 34% during 2016 and $349.4 million or 28% during 2015. Exclusive of approximately $148.1 million in average demand deposits acquired in the CIC Bancshares, Inc., transaction completed during 2016, average demand deposits increased $389.6 million or 24%. Exclusive of approximately $144.1 million in average demand deposits acquired in the acquisitions completed during 2015, average demand deposits increased $205.3 million or 17%. The mix of total deposits has continued to improve, with demand deposits representing 31%, savings representing 54% and time deposits representing 15% at December 31, 2016. At year-end 2015, demand deposits represented 29% of total deposits, savings represented 54% and time deposits represented 17%. At year-end 2014, demand deposits represented 27% of total deposits, savings represented 56% and time deposits represented 17%. The percentage of our total average demand deposit balances attributable to branch banking offices in our Midwestern markets was 43% during 2016, 54% during 2015 and 54% during 2014.

Average savings deposit balances increased by $761.8 million or 26% during 2016 and $329.1 million or 13% during 2015. Exclusive of approximately $301.4 million in average savings deposits acquired in the CIC Bancshares, Inc., transaction completed during the year, average savings deposits increased $460.4 million or 16% during 2016. Exclusive of approximately $243.6 million in average savings deposits acquired in the acquisitions completed during 2015, average savings deposits increased $85.5 million or 3%. The percentage of our total average savings deposit balances attributable to branch banking offices in our Midwestern markets was 59% in 2016, 68% in 2015 and 69% in 2014.

Average time deposits increased $55.6 million or 6% during 2016 and, exclusive of approximately $134.8 million in balances acquired, average time deposits decreased $79.2 million or 8%. Average time deposits increased $81.2 million or 9% during 2015 and, exclusive of approximately $154.7 million in balances acquired, average time deposits decreased $73.5 million or 8%. The decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Bank Subsidiaries priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances attributable to branch banking offices in our Midwestern markets was 64% during 2016, 64% during 2015 and 60% during 2014. Average brokered time deposits as a percentage of total average deposits were 2% during 2016, 3% during 2015 and 2% during 2014.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2016, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2016
3 months or less	$72,460
Over 3 months through 6 months	66,334
Over 6 months through 12 months	92,368
Over 12 months	138,773
$369,935

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2016, and 2015, in thousands:

	December 31, 2016	December 31, 2015
Securities sold under agreement to repurchase	$229,555	$253,673
Federal funds purchased	40,200	14,125
Advances from the FHLB	30,367	11,100
Notes payable to unaffiliated banks	—	15,000
Other short-term borrowings	6,337	—
Total	$306,459	$293,898

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Bank Subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2016, the amount of short-term borrowings was $306.5 million compared to $293.9 million at year-end 2015, an increase of $12.6 million or 4%. Short-term FHLB advances totaled $30.4 million at December 31, 2016, compared to $11.1 million at December 31, 2015, an increase of $19.3 million or 174%. Federal funds purchased totaled $40.2 million at December 31, 2016, and $14.1 million at December 31, 2015, which is an increase of $26.1 million or 185%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $229.6 million at December 31, 2016, compared to $253.7 million at December 31, 2015, a decrease of $24.1 million or 10%.

Also included in short-term borrowings is a $20.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. No balance was outstanding on this line at December 31, 2016, and a balance of $15.0 million was outstanding on this line at December 31, 2015.

The following table reflects information regarding our short-term borrowings as of December 31, 2016, 2015, and 2014, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2016	2015	2014
Balance at end of period	$306,459	$293,898	$330,264
Maximum month-end amount outstanding	399,490	477,918	420,494
Average month-end amount outstanding	287,857	330,134	307,470
Weighted average interest rate at year-end	0.29%	0.15%	0.19%
Weighted average interest rate for the year	0.40%	0.25%	0.28%

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of December 31, 2016, and 2015:

	December 31, 2016	December 31, 2015
Advances from the FHLB	$6,975	$17,242
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	115,232	114,877
Senior notes	16,000	16,000
Note payable to unaffiliated bank	37,667	8,947
Subordinated notes	73,857	73,714
Contracts payable for purchase of real estate and other assets	2,339	2,434
Other borrowings	6,464	—
Total	$288,534	$263,214

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt, and obligations under trust preferred capital securities. As of December 31, 2016, the amount of other borrowings was $288.5 million, an increase of $25.3 million or 10% since year-end 2015.

Long-term FHLB borrowings with an original term beyond one year totaled $7.0 million at December 31, 2016, compared to $17.2 million at December 31, 2015, a decrease of $10.3 million or 60%. Total long-term FHLB borrowings at December 31, 2016, had an average interest rate of 3.25% and an average remaining maturity of 48 months. When considering the earliest possible call date on these advances, the average remaining maturity is shortened to 44 months.

Structured wholesale repurchase agreements totaled $30.0 million at both December 31, 2016, and December 31, 2015.

In April 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. At maturity, this amortizing term loan was repaid with an advance on Heartland's non-revolving credit line. There was no outstanding balance on this amortizing term loan at December 31, 2016, compared to $8.9 million at December 31, 2015.

In addition to the revolving credit line described above, Heartland entered into another non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. On July 20, 2016, the borrowing capacity on this non-revolving credit facility was increased by $25.0 million. At December 31, 2016, $37.7 million was outstanding on this non-revolving credit line compared to no balance outstanding at December 31, 2015. Any outstanding balance on the non-revolving credit line is due in April 2021.

Heartland also had senior notes totaling $16.0 million at both December 31, 2016, and December 31, 2015. These senior notes mature with respect to $5.0 million on February 1, 2017, $6.0 million on February 1, 2018, and $5.0 million on February 1, 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $73.9 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2016.

A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2016, excluding deferred issuance costs, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/16(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	3.74%	(2)	03/17/2034	03/17/2017
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.21%	(3)	04/07/2036	04/07/2017
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%	(4)	09/15/2037	03/15/2017
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.41%	(5)	09/01/2037	06/01/2017
Morrill Statutory Trust I	8,806	12/19/2002	3.25% over LIBOR	4.25%	(6)	12/26/2032	03/26/2017
Morrill Statutory Trust II	8,420	12/17/2003	2.85% over LIBOR	3.84%	(7)	12/17/2033	12/17/2017
Sheboygan Statutory Trust I	6,265	09/17/2003	2.95% over LIBOR	3.94%		9/17/2033	3/17/2017
CBNM Capital Trust I	4,259	09/10/2004	3.25% over LIBOR	4.21%		12/15/2034	3/15/2017
	$115,381

(1) Effective weighted average interest rate as of December 31, 2016, was 4.97% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2016, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2016, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2016, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2016, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2016, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

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

CAPITAL RESOURCES

Bank regulatory agencies have adopted capital standards by which all bank holding companies will be evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the "Tier 1 Leverage Capital Ratio") and at minimum levels relative to "risk-weighted assets" which is calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the "Tier 1 Risk-Based Capital Ratio"), and to maintain total capital at minimum levels relative to risk-weighted assets (the "Total Risk-Based Capital Ratio"). Starting in 2015, bank holding companies became subject to a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules and are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier 1 capital, but were allowed to make a one-time election not to include those effects. Heartland and the Bank Subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action and have made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital. Under the Basel III rules, the requirements to be categorized as well-capitalized changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the FDIC categorized Heartland and each of the Bank Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed each institution's category.

Heartland’s capital ratios are detailed in the tables below, in thousands:

RISK-BASED CAPITAL RATIOS
	As of December 31,
	2016		2015		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$756,056	11.93%	$683,706	11.56%	$578,564	12.95%
Tier 1 capital minimum requirement	380,148	6.00%	354,980	6.00%	178,757	4.00%
Excess	$375,908	5.93%	$328,726	5.56%	$399,807	8.95%

Common equity Tier 1	$639,467	10.09%	$487,132	8.23%
Common equity Tier 1 minimum requirement(1)	285,111	4.50%	266,324	4.50%
Excess	$354,356	5.59%	$220,808	3.73%

Total capital	$887,607	14.01%	$812,568	13.74%	$703,032	15.73%
Total capital minimum requirement	506,865	8.00%	473,282	8.00%	357,513	8.00%
Excess	$380,742	6.01%	$339,286	5.74%	$345,519	7.73%
Total risk-adjusted assets	$6,335,807		$5,916,027		$4,468,914

(1) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.

LEVERAGE RATIOS(1)
	As of December 31,
	2016		2015		2014
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital Ratios:
Tier 1 capital	$756,056	9.28%	$683,706	9.58%	$578,564	9.75%
Tier 1 capital minimum requirement(2)	325,894	4.00%	285,606	4.00%	237,316	4.00%
Excess	$430,162	5.28%	$398,100	5.58%	$341,248	5.75%
Average adjusted assets	$8,147,357		$7,140,152		$5,932,898

(1) The leverage ratio is defined as the ratio of Tier 1 capital to average total assets.
(2) Prior to Basel III requirements effective January 1, 2015, we established a minimum target leverage ratio of 4.00%. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 basis points.

On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado, in a transaction valued at approximately $76.9 million. Of this amount, approximately $15.7 million was paid in cash and the remainder was provided by issuance of 2,003,235 shares of Heartland common stock and 3,000 shares of newly issued Heartland Series D convertible preferred stock. In addition, Heartland assumed convertible notes and subordinated debt totaling approximately $7.9 million. During the third quarter of 2016, 1,922 shares of the Heartland Series D convertible preferred stock were converted into 76,665 shares of Heartland common stock, and $1.4 million of the assumed convertible notes were converted into 52,913 shares of Heartland common stock.

On July 29, 2016, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may be offered is not specified in the registration statement, and the terms of any future offerings will be established at the time of the offering.

On November 2, 2016, using its universal shelf registration statement, Heartland commenced a public offering of 1,379,690 shares of its common stock at $36.24 per share, and the offering closed on November 8, 2016. The offering resulted in net proceeds of approximately $49.7 million after deducting estimated offering expenses payable by Heartland. All of the shares of common stock included in the offering are primary shares. Heartland is using the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

Common stockholders' equity was $739.6 million at December 31, 2016, compared to $581.5 million at year-end 2015. Book value per common share was $28.31 at December 31, 2016, compared to $25.92 at year-end 2015. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $30.2 million at December 31, 2016, compared to an unrealized loss of $4.1 million at December 31, 2015.

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

On March 15, 2016, Heartland redeemed all of the 81,698 shares of its Series C Preferred Stock issued to Treasury. The aggregate redemption price was $81.9 million, including dividends accrued but unpaid through the redemption date. The redemption terminated Heartland's participation in the Small Business Lending Fund program.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank Subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank Subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2016, and December 31, 2015, commitments to extend credit aggregated $1.57 billion and $1.56 billion, and standby letters of credit aggregated $46.1 million and $55.4 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2016, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$857,286	$538,103	$227,942	$71,232	$20,009
Long-term debt obligations	288,534	40,119	28,643	27,275	192,497
Operating lease obligations	45,250	5,389	9,462	8,463	21,936
Purchase obligations	17,744	5,089	9,248	3,234	173
Other long-term liabilities	4,891	609	1,285	618	2,379
Total contractual obligations	$1,213,705	$589,309	$276,580	$110,822	$236,994

Other commitments:
Lines of credit	$1,570,723	$1,240,211	$181,888	$43,352	$105,272
Standby letters of credit	46,120	37,574	7,350	436	760
Total other commitments	$1,616,843	$1,277,785	$189,238	$43,788	$106,032

As part of the CIC Bancshares, Inc. transaction completed on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes and $6.0 million of subordinated debentures.

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland shareholders' approval of an increase in the number of authorized shares of common stock. The transaction is expected to close in the third quarter of 2017, and simultaneous with the close, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The transaction was valued at approximately $32.3 million, of which 70% was paid by issuance of shares of Heartland common stock, and 30% was paid in cash.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its bank subsidiaries and the issuance of debt securities. At December 31, 2016, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At December 31, 2016, $21.7 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of December 31, 2016.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Bank Subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $182.1 million as of December 31, 2016.

We continue to explore opportunities to expand our footprint of independent community banks. In the current banking industry environment, we seek these opportunities for growth through acquisitions. We are primarily focused on possible acquisitions in the markets we currently serve, in which there would be an opportunity to grow market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Off-Balance Sheet Arrangements
We enter into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. See Note 12, "Derivative Financial Instruments," to the consolidated financial statements for additional information on our derivative financial instruments.

We also enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, and are described in Note 15, "Commitments," to the consolidated financial statements for additional information on these commitments.

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

Operating activities provided $148.2 million of cash during 2016 compared to $101.5 million during 2015 and $80.4 million during 2014. The largest factor in this change was activity in loans originated for sale, which provided $13.5 million of cash during 2016 compared to using $3.5 million of cash during 2015 and using $23.8 million of cash during 2014. Also affecting the change in cash provided from operating activities were increases in net income of $20.3 million during 2016 and $18.1 million during 2015. Cash used for the payment of income taxes was $24.7 million during 2016 compared to $11.9 million during 2015 and $2.8 million in 2014.

Investing activities provided cash of $6.9 million during 2016 compared to using cash of $69.0 million during 2015 and using cash of $193.7 million during 2014. The proceeds from securities sales, paydowns and maturities were $1.12 billion during 2016 compared to $1.30 billion during 2015 and $943.8 million during 2014. Purchases of securities used cash of $1.34 billion during 2016 compared to $1.22 billion during 2015 and $750.1 million during 2014. The net decrease in loans during 2016 provided cash of $222.9 million, while a net increase in loans used cash of $196.5 million during 2015 and $397.3 million during 2014. Net cash received in acquisitions was $8.1 million in 2016 and $41.7 million in 2015. No acquisitions were completed in 2014.

Financing activities used cash of $255.1 million during 2016 compared to providing cash of $152.4 million during 2015 and providing cash of $61.9 million during 2014. The net increase in demand and savings deposits provided cash of $209.9 million during 2016 compared to $379.5 million during 2015 and $208.9 million during 2014. The net decrease in time deposit accounts used cash of $416.5 million during 2016 compared to $11.6 million during 2015 and $107.3 million during 2014. Short-term borrowing activity used cash of $23.2 million during 2016 compared to $61.7 million during 2015 and $78.5 million during 2014. Other borrowing activity provided cash of $18.4 million during 2016 compared to using cash of $144.7 million during 2015 and providing cash of $46.1 million during 2014. Included in the use of cash during 2016 was $81.7 million of cash used for the redemption of our Series C Preferred Stock issued to the U.S. Treasury under the SBLF. Proceeds from the issuance of common stock totaled $54.2 million in 2016 compared to $3.5 million in 2015 and $1.7 million in 2014.

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

At December 31, 2016, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit facility with the same unaffiliated bank. At December 31, 2016, $27.1 million was available on this non-revolving credit facility, of which no balance was outstanding.

EFFECTS OF INFLATION

Consolidated financial data included in this report has been prepared in accordance with U.S. GAAP. Presently, these principles require reporting of financial position and operating results in terms of historical dollars, except for available for sale securities, trading securities, derivative instruments, certain impaired loans and other real estate which require reporting at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Bank Subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of the Bank Subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2016 when compared to 2015.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2016, and 2015, provided the results below, in thousands. The 2015 review excluded the acquisition of Premier Valley Bank on November 30, 2015.

	2016		2015
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$288,840	(2.25)%	$234,936	(2.12)%
Base	$295,478		$240,014
Up 200 Basis Points	$299,993	1.53%	$237,327	(1.12)%
Year 2
Down 100 Basis Points	$272,262	(7.86)%	$225,803	(5.92)%
Base	$293,870	(0.54)%	$241,105	0.45%
Up 200 Basis Points	$313,864	6.22%	$246,145	2.55%

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

We enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the loan is made or the letter of credit is issued.

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both December 31, 2016 and December 31, 2015, Heartland held no securities in its securities trading portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2016	2015
ASSETS
Cash and due from banks	3	$151,290	$237,841
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments		7,434	20,958
Cash and cash equivalents		158,724	258,799
Time deposits in other financial institutions		2,105	2,355
Securities:
Available for sale, at fair value (cost of $1,893,947 at December 31, 2016, and cost of $1,584,703 at December 31, 2015)	4	1,845,864	1,578,434
Held to maturity, at cost (fair value of $274,799 at December 31, 2016, and $294,513 at December 31, 2015)	4	263,662	279,117
Other investments, at cost	4	21,560	21,443
Loans held for sale		61,261	74,783
Loans receivable:	5
Held to maturity		5,351,719	5,001,486
Allowance for loan losses	5, 6	(54,324)	(48,685)
Loans receivable, net		5,297,395	4,952,801
Premises, furniture and equipment, net	7	163,614	146,259
Premises, furniture and equipment held for sale	2	414	3,889
Other real estate, net		9,744	11,524
Goodwill	2, 8	127,699	97,852
Core deposit intangibles and customer relationship intangibles, net	8	22,775	22,020
Servicing rights, net		35,778	34,925
Cash surrender value on life insurance		112,615	110,297
Other assets		123,869	100,256
TOTAL ASSETS		$8,247,079	$7,694,754
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$2,202,036	$1,914,141
Savings		3,788,089	3,367,479
Time		857,286	1,124,203
Total deposits		6,847,411	6,405,823
Short-term borrowings	10	306,459	293,898
Other borrowings	11	288,534	263,214
Accrued expenses and other liabilities		63,759	68,646
TOTAL LIABILITIES		7,506,163	7,031,581
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding)		—	—
Series C Fixed Rate Non-Cumulative Perpetual preferred stock (par value $1 per share; liquidation value $81.7 million; 0 shares authorized, issued and outstanding at December 31, 2016, and 81,698 shares authorized, issued and outstanding at December 31, 2015)		—	81,698
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized and 1,078 shares outstanding at December 31, 2016, and 0 shares authorized, issued and outstanding at December 31, 2015)		1,357	—
Common stock (par value $1 per share; 30,000,000 shares authorized at both December 31, 2016, and December 31, 2015; issued 26,119,929 shares at December 31, 2016, and 22,435,693 shares at December 31, 2015)		26,120	22,436
Capital surplus		328,376	216,436
Retained earnings		416,109	348,630
Accumulated other comprehensive loss		(31,046)	(6,027)
Treasury stock at cost (0 shares at both December 31, 2016, and December 31, 2015)		—	—
TOTAL STOCKHOLDERS' EQUITY		740,916	663,173
TOTAL LIABILITIES AND EQUITY		$8,247,079	$7,694,754

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	5	$278,128	$227,106	$194,022
Interest on securities:
Taxable		32,858	26,646	29,727
Nontaxable		15,085	12,178	13,269
Interest on federal funds sold		12	24	1
Interest on interest bearing deposits in other financial institutions		396	14	23
TOTAL INTEREST INCOME		326,479	265,968	237,042
INTEREST EXPENSE:
Interest on deposits	9	15,939	15,530	18,154
Interest on short-term borrowings		1,202	838	877
Interest on other borrowings (includes $1,914, $2,222 and $2,239 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively)	12	14,672	15,602	14,938
TOTAL INTEREST EXPENSE		31,813	31,970	33,969
NET INTEREST INCOME		294,666	233,998	203,073
Provision for loan losses	5, 6	11,694	12,697	14,501
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		282,972	221,301	188,572
NONINTEREST INCOME:
Service charges and fees		31,590	24,308	20,085
Loan servicing income		4,501	5,276	5,583
Trust fees		14,845	14,281	13,097
Brokerage and insurance commissions		3,869	3,789	4,440
Securities gains, net (includes $11,518, $13,183, and $3,668 of net security gains reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively)		11,340	13,143	3,668
Loss on trading account securities, net		—	—	(38)
Impairment loss on securities (includes $0, $253, and $0 of net security losses reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively)		—	(769)	—
Net gains on sale of loans held for sale		39,634	45,249	31,337
Valuation allowance on commercial servicing rights		(33)	—	—
Income on bank owned life insurance		2,275	1,999	1,472
Other noninterest income		5,580	3,409	2,580
TOTAL NONINTEREST INCOME		113,601	110,685	82,224
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	163,547	144,105	129,843
Occupancy	15	20,398	16,928	15,746
Furniture and equipment	7	10,245	8,747	8,105
Professional fees		27,676	23,047	18,241
FDIC insurance assessments		4,185	3,759	3,808
Advertising		6,448	5,465	5,524
Core deposit intangibles and customer relationship intangibles amortization	8	5,630	2,978	2,223
Other real estate and loan collection expenses		2,443	2,437	2,309
Loss on sales/valuations of assets, net		1,478	6,821	2,105
Other noninterest expenses		37,618	36,759	27,896
TOTAL NONINTEREST EXPENSES		279,668	251,046	215,800
INCOME BEFORE INCOME TAXES		116,905	80,940	54,996
Income taxes (includes $3,582, $3,994, and $533 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively)	13	36,556	20,898	13,096
NET INCOME		80,349	60,042	41,900
Preferred dividends		(292)	(817)	(817)
Interest expense on convertible preferred debt		51	—	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$80,108	$59,225	$41,083
EARNINGS PER COMMON SHARE - BASIC		$3.26	$2.87	$2.23
EARNINGS PER COMMON SHARE - DILUTED		$3.22	$2.83	$2.19
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.50	$0.45	$0.40

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
NET INCOME	$80,349	$60,042	$41,900
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(31,271)	(195)	34,450
Reclassification adjustment for net gains realized in net income	(11,518)	(12,930)	(3,668)
Net change in non-credit related other than temporary impairment	7	295	95
Income taxes	16,738	5,157	(12,193)
Other comprehensive income (loss) on securities	(26,044)	(7,673)	18,684
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(209)	(2,016)	(1,957)
Reclassification adjustment for net losses on derivatives realized in net income	1,914	2,222	2,239
Income taxes	(680)	(88)	(102)
Other comprehensive income on cash flow hedges	1,025	118	180
Other comprehensive income (loss)	(25,019)	(7,555)	18,864
TOTAL COMPREHENSIVE INCOME	$55,330	$52,487	$60,764

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2014	$81,698	$18,399	$91,632	$265,067	$(17,336)	$—	$439,460
Comprehensive income (loss)				41,900	18,864		60,764
Cash dividends declared:
Series C Preferred, $10.00 per share				(817)			(817)
Common, $0.40 per share				(7,386)			(7,386)
Purchase of 34,448 shares of treasury stock						(899)	(899)
Issuance of 146,417 shares of common stock		112	786			899	1,797
Stock based compensation			3,398				3,398
Balance at December 31, 2014	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income (loss)				60,042	(7,555)		52,487
Cash dividends declared:
Series C Preferred, $10.00 per share				(817)			(817)
Common, $0.45 per share				(9,359)			(9,359)
Purchase of 57,866 shares of treasury stock						(2,987)	(2,987)
Issuance of 3,982,434 shares of common stock		3,925	117,342			2,987	124,254
Stock based compensation			3,278				3,278
Balance at December 31, 2015	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income (loss)				80,349	(25,019)		55,330
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $52.50 per share				(124)			(124)
Common, $0.50 per share				(12,578)			(12,578)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Redemption of Series D preferred stock	(2,420)						(2,420)
Purchase of 82,601 shares of treasury stock						(3,719)	(3,719)
Issuance of 3,766,837 shares of common stock		3,684	108,462			3,719	115,865
Stock based compensation			3,478				3,478
Balance at December 31, 2016	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,349	$60,042	$41,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,757	24,046	17,751
Provision for loan losses	11,694	12,697	14,501
Net amortization of premium on securities	32,101	28,405	26,396
Provision for deferred taxes	7,162	2,121	3,630
Securities gains, net	(11,340)	(13,143)	(3,668)
Decrease in trading account securities	—	—	1,801
Impairment loss on securities	—	769	—
Stock based compensation	3,478	3,278	3,398
Losses on sales/valuations of assets, net	1,478	6,821	2,105
Loans originated for sale	(1,119,817)	(1,324,494)	(964,355)
Proceeds on sales of loans held for sale	1,160,079	1,351,457	963,225
Net gains on sales of loans held for sale	(26,740)	(30,504)	(22,719)
(Increase) decrease in accrued interest receivable	(779)	(290)	229
(Increase) decrease in prepaid expenses	194	(3,110)	(1,381)
Decrease in accrued interest payable	(835)	(1,424)	(1,342)
Capitalization of servicing rights	(12,894)	(14,745)	(8,618)
Valuation adjustment on commercial servicing rights	33	—	—
Other, net	(6,769)	(440)	7,548
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,151	101,486	80,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	909,942	1,115,359	791,767
Proceeds from the sale of securities held to maturity	4,557	—	—
Proceeds from the sale of other investments	5,673	15,327	13,201
Proceeds from the sale of time deposits in other financial institutions	—	2,925	—
Proceeds from the maturity of and principal paydowns on securities available for sale	188,071	162,311	136,552
Proceeds from the maturity of and principal paydowns on securities held to maturity	9,683	3,071	1,501
Proceeds from the maturity of and principal paydowns on other investments	—	619	—
Proceeds from the maturity of time deposits in other financial institutions	250	250	750
Purchase of securities available for sale	(1,335,244)	(1,206,909)	(715,215)
Purchase of securities held to maturity	—	—	(22,983)
Purchase of other investments	(2,250)	(9,840)	(11,856)
Net (increase) decrease in loans	222,874	(196,509)	(397,311)
Purchase of bank owned life insurance policies	—	(1,100)	—
Proceeds from bank owned life insurance policies	111	1,229	—
Capital expenditures	(10,327)	(8,111)	(6,615)
Net cash acquired in acquisitions	8,084	41,744	—
Proceeds from sale of equipment	947	1,181	363
Proceeds on sale of OREO and other repossessed assets	4,484	9,465	16,174
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	6,855	(68,988)	(193,672)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	123,613	204,575	56,612
Net increase in savings accounts	86,319	174,913	152,251
Net decrease in time deposit accounts	(416,455)	(11,592)	(107,340)
Net increase (decrease) in short-term borrowings	(15,921)	3,152	(49,492)
Proceeds from short term FHLB advances	329,566	271,100	305,000
Repayments of short term FHLB advances	(336,850)	(336,000)	(334,000)
Proceeds from other borrowings	40,000	29,000	78,950
Repayments of other borrowings	(21,636)	(173,739)	(32,804)
Redemption of preferred stock	(81,698)	—	—
Purchase of treasury stock	(3,719)	(2,987)	(899)
Proceeds from issuance of common stock	54,196	3,508	1,673
Excess tax benefits on exercised stock options	374	676	124
Dividends paid	(12,870)	(10,176)	(8,203)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(255,081)	152,430	61,872
Net increase (decrease) in cash and cash equivalents	(100,075)	184,928	(51,399)
Cash and cash equivalents at beginning of year	258,799	73,871	125,270
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,724	$258,799	$73,871
Supplemental disclosures:
Cash paid for income/franchise taxes	$24,652	$11,914	$2,832
Cash paid for interest	$32,648	$33,394	$35,311
Loans transferred to OREO	$2,315	$6,592	$7,272
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	$3,440	$—	$—
Purchases of securities available for sale, accrued, not paid	$—	$—	$16,835
Sales of securities available for sale, accrued, not settled	$250	$—	$—
Conversion of convertible debt to common stock	$1,442	$—	$—
Conversion of Series D preferred stock to common stock	$2,420	$—	$—
Securities transferred from available for sale to held to maturity	$—	$—	$25,162
Stock consideration granted for acquisition	$57,433	$120,070	$—

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

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Centennial Bank and Trust; Minnesota Bank & Trust; Morrill & Janes Bank and Trust Company; Premier Valley Bank; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I and CBNM Capital Trust I. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2016.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits held at the Federal Reserve Bank, federal funds sold to other banks and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

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

Loans - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Heartland’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. A loan can be restored to accrual status if the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on the loan, and (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and (2) that there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the contractual terms.

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

Net nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan.

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

At acquisition, for purchased loans not subject to ASC 310-30, the purpose of the loan (e.g., business, agricultural or personal), the type of borrower (e.g., business or individual) and the type of collateral for the loan (e.g., commercial real estate, residential real estate, general business assets or unsecured) of each loan are considered in order to assign purchased loans into one of the following five loan pools: commercial, commercial real estate, agricultural and agricultural real estate, residential real estate and consumer. These five pools are separately maintained and tracked for each acquisition, and they are consistent with the five loan categories presented in Note 5, "Loans."

For purchased loans not subject to ASC 310-30, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the weighted average remaining contractual life of the loan pool. Because Heartland uses the pool method as described above, no adjustment is made to the discount of an individual loan on the specific date of a credit event with respect to such loan. Additionally, the discount is not accreted on nonperforming loans.

Loans not subject to ASC 310-30 migrate from the purchased loan pools to the regular loan portfolio when the borrower requests to refinance the loan prior to maturity or renews the loan at maturity, and, in either event, signs a new loan agreement. In conjunction with the refinancing or renewal process, the new loan is evaluated in accordance with Heartland’s underwriting standards, and a credit decision is made with respect to whether the new loan should be extended.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2016 and 2015, Heartland was servicing mortgage loans for government sponsored entities with aggregate unpaid principal balances of $4.31 billion and $4.06 billion, respectively.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level estimated by management to provide for known and inherent risks in the loan portfolios. The allowance is based upon a continuing review of past loan loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and other relevant factors. Loans which are deemed uncollectible are charged off and deducted from the allowance. Provisions for loan losses and recoveries on previously charged-off loans are added to the allowance.

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

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is recorded at the estimated fair value of the property less disposal costs. The excess of carrying value over fair value less disposal costs is charged against the allowance for loan losses. Subsequent write downs estimated on the basis of later valuations and gains or losses on sales are charged to loss on sales/valuation of assets, net. Expenses incurred in maintaining such properties are charged to other real estate and loan collection expenses.

Goodwill - Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value at the purchase date. Heartland assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment. In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In the first step, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and it is not necessary to continue to step two of the impairment process. If the fair value of the reporting unit is less than the carrying amount, step two is performed. In step two, the implied fair value of goodwill is compared to the carrying value of the reporting unit's goodwill. The implied fair value of goodwill is computed as a residual value after allocating the fair value of the reporting unit to its assets and liabilities. Heartland estimates the fair value of its reporting units using market multiples of comparable entities, including recent transactions, or a combination of market multiples and discounted cash flow methodology. These methods incorporate assumptions specific to the entity, such as the use of financial forecasts.

Core Deposit Intangibles and Customer Relationship Intangibles, Net - Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Periodically, Heartland reviews these intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Servicing Rights, Net - Mortgage and commercial servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as a component of gains on sale of loans held for sale. The values of these capitalized servicing rights are amortized as an offset to the servicing revenue earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. A valuation allowance of $33,000 and $0, was required as of December 31, 2016, and 2015, respectively, for Heartland's commercial servicing rights with an original term of greater than 20 years.

Bank-Owned Life Insurance - Heartland and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income in income on bank owned life insurance. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded in noninterest income.

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

Heartland has fair value hedging relationships at December 31, 2016. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2016	2015	2014
Net income attributable to Heartland	$80,349	$60,042	$41,900
Preferred dividends	(292)	(817)	(817)
Interest expense on convertible preferred debt	51	—	—
Net income available to common stockholders	$80,108	$59,225	$41,083
Weighted average common shares outstanding for basic earnings per share	24,573	20,672	18,462
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	300	257	280
Weighted average common shares for diluted earnings per share	24,873	20,929	18,742
Earnings per common share — basic	$3.26	$2.87	$2.23
Earnings per common share — diluted	$3.22	$2.83	$2.19
Number of antidilutive stock options excluded from diluted earnings per share computation	—	—	88

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

On January 17, 2017, Heartland announced that its board of directors approved a ten percent increase in its regular quarterly cash dividend to $0.11 per share on its common stock. The dividend is payable March 3, 2017, to stockholders of record at the close of business on February 17, 2017.

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc. See Note 2, "Acquisitions," for further details regarding this acquisition.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. See Note 2, "Acquisitions," for further details regarding this acquisition.

Effect of New Financial Accounting Standards - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland intends to adopt the accounting standard in 2018, as required, which may require a change in the recognition of certain recurring revenue streams within trust and investment management fees; however, the adoption of these amendments are not expected to have a significant effect on results of operations, financial position and liquidity.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether a Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." The amendment clarifies how current guidance should be interpreted in evaluating the characteristics and risks of a host contract in a hybrid financial instrument issued in the form of a share. One criterion requires evaluating whether the nature of the host contract is more akin to debt or to equity and whether the economic characteristics and risks of the embedded derivative feature are "clearly and closely related" to the host contract. In making that evaluation, an issuer or investor must consider all terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for separate accounting or may consider all terms and features in the hybrid financial instrument except for the embedded derivative feature that is being evaluated for separate accounting. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Heartland adopted this standard on January 1, 2016, and the adoption of this standard did not have a material impact on its results of operations, financial position and liquidity.

In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items." The amendment eliminates from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Heartland adopted this standard on January 1, 2016, and the adoption of this standard did not have a material impact on its results of operations, financial position and liquidity.

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software." The amendment intends to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This amendment is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Heartland adopted this standard on January 1, 2016, and the adoption did not have a material impact on its results of operations, financial position and liquidity.
In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Heartland intends to adopt the accounting standard in 2019, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. Heartland intends to adopt the accounting standard in 2019 as required.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any interim or annual period prior to the effective date. An entity that elects early adoption must adopt all of the amendments in the same period. Heartland intends to adopt this ASU in 2017, as required, and believes there will be no material impact of this guidance on its results of operations, financial position and liquidity; however, the adoption could cause some volatility in income tax expense in periods in which stock awards vest.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. Heartland intends to adopt this ASU in 2018, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In January 2017, the FASB issued ASU 2017-4, "Intangibles - Goodwill and Other (Topic 350)." This amendment is to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland intends to adopt this ASU in the third quarter of 2020, consistent with the annual impairment test as of September 30 each year, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

Reclassifications - During the fourth quarter of 2016, Heartland made one balance sheet reclassification. Heartland separated the balance sheet category of other intangibles, net, into two balance sheet categories: servicing rights, net, and core deposit intangibles and customer relationship intangibles, net. The reclassification is presented in all reporting periods presented, and the reclassification did not have a material impact on Heartland's financial position. Heartland believes this reclassification provides further clarification of its intangible assets.

TWO
ACQUISITIONS

Citywide Banks of Colorado, Inc.
On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland shareholders' approval of an increase in the number of authorized shares of common stock. The transaction is expected to close in the third quarter of 2017, and simultaneous with the close, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks. As of December 31, 2016, Citywide Banks had total assets of $1.38 billion, including $977.6 million in net loans outstanding, and $1.20 billion of deposits.

Founders Bancorp
On February 28, 2017, Heartland acquired Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. Under the merger agreement, Heartland acquired Founders Bancorp in a transaction valued at approximately $32.3 million, of which approximately 70% was paid by issuance of Heartland common stock, and 30% was paid in cash. As of December 31, 2016, Founders Community Bank had total assets of $196.9 million, which includes net loans outstanding of $103.0 million and total deposits of $178.6 million. Simultaneous with the close, Founders Community Bank merged into Heartland's Premier Valley Bank subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Founders Bancorp.

CIC Bancshares, Inc.
On February 5, 2016, Heartland completed the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, headquartered in Denver, Colorado. The purchase price was approximately $76.9 million, which was paid by delivery of 2,003,235 shares of Heartland common stock and cash of $15.7 million. In addition, Heartland issued a new series of convertible preferred stock with a fair value of $3.8 million and assumed convertible notes and subordinated debt totaling approximately $7.9 million. Simultaneous with the closing of the transaction, Centennial Bank merged into Heartland's Summit Bank & Trust, with the resulting institution operating under the name Centennial Bank and Trust. As of the close date, the transaction included, at fair value, total assets of $772.6 million, including total loans of $581.5 million, and total deposits of $648.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of CIC Bancshares, Inc.

The assets and liabilities of CIC Bancshares, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of February 5, 2016:

As of February 5, 2016
Fair value of consideration paid
Common stock (2,003,235 shares)	$57,433
Preferred stock (3,000 shares)	3,777
Cash	15,672
Total consideration paid	76,882
Fair value of assets acquired:
Cash and due from banks	23,756
Securities:
Securities available for sale	92,831
Other securities	3,486
Loans held to maturity	581,477
Premises, furniture and equipment, net	16,450
Other real estate, net	1,934
Core deposit intangibles and customer relationship intangibles, net	6,576
Other assets	16,276
Total assets	742,786
Fair value of liabilities assumed:
Deposits	648,111
Short term borrowings	35,766
Other borrowings	7,924
Other liabilities	3,951
Total liabilities assumed	695,752
Fair value of net assets acquired	47,034
Goodwill resulting from acquisition	$29,848

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

Pro Forma Information (unaudited): The following pro forma information presents the results of operations for the years ended December 31, 2016 and December 31, 2015 as if the CIC Bancshares, Inc. acquisition occurred on January 1, 2015:

(Dollars in thousands, except per share data), unaudited	For the Years Ended December 31,
	2016	2015
Net interest income	$296,888	$259,531
Net income available to common shareholders	$80,179	$59,491
Basic earnings per share	$3.24	$2.63
Diluted earnings per share	$3.20	$2.58

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2015, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with the acquired loans.

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

Premier Valley Bank
On November 30, 2015, Heartland completed the purchase of Premier Valley Bank in Fresno, California. The purchase price was approximately $95.5 million, which was paid by delivery of 1,758,543 shares of Heartland common stock and cash of $28.5 million. The transaction included, at fair value, total assets of $692.7 million, including loans of $389.8 million, and deposits of $622.7 million. Premier Valley Bank continues to operate under its current name and management team as Heartland's tenth, wholly-owned state-chartered bank. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Premier Valley Bank.

The assets and liabilities of Premier Valley Bank were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of November 30, 2015:

As of November 30, 2015
Fair value of consideration paid
Common stock (1,758,543 shares)	$67,018
Cash	28,522
Total consideration paid	95,540
Fair value of assets acquired
Cash and due from banks	77,127
Securities:
Securities available for sale	181,647
Securities held to maturity	—
Other securities	4,554
Loans held for sale	—
Loans held to maturity	389,787
Premises, furniture and equipment, net	4,221
Other real estate, net	—
Core deposit intangibles and customer relationship intangibles, net	8,596
Other assets	26,790
Total assets	692,722
Fair value of liabilities assumed
Deposits	622,676
Short term borrowings	—
Other borrowings	—
Other liabilities	15,530
Total liabilities assumed	638,206
Fair value of net assets acquired	54,516
Goodwill resulting from acquisition	$41,024

Heartland recognized $41.0 million of goodwill in conjunction with the acquisition of Premier Valley Bank, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," for further information on goodwill.

Heartland incurred $403,000 of pre-tax merger related expenses in 2015 associated with the Premier Valley Bank acquisition. The merger expenses are reflected on the consolidated statement of income for the applicable period and are reported primarily in the category of professional fees.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at the acquisition date was $5.0 million.

First Scottsdale Bank, N.A.
On September 11, 2015, Heartland completed the purchase of First Scottsdale Bank, N.A., in Scottsdale, Arizona, in an all cash transaction valued at approximately $17.7 million. Simultaneous with the closing of the transaction, First Scottsdale Bank, N.A., merged into Heartland's Arizona Bank & Trust subsidiary. The transaction included, at fair value, total assets of $81.2 million, including loans of $54.7 million, and deposits of $65.9 million on the acquisition date.

Community Bancorporation of New Mexico, Inc.
On August 21, 2015, Heartland acquired Community Bancorporation of New Mexico, Inc., parent company of Community Bank in Santa Fe, New Mexico, in an all cash transaction valued at approximately $11.1 million. Simultaneous with the closing of the transaction, Community Bank merged into Heartland's New Mexico Bank & Trust subsidiary. The transaction included, at fair value, total assets of $166.3 million, including loans of $99.5 million, and deposits of $147.4 million on the acquisition date. Also included in this transaction is one bank building with a fair value of $3.4 million that Heartland intends to sell and is part of the balance of premises, furniture and equipment held for sale on the consolidated balance sheet at December 31, 2015. As of December 31, 2016, this bank building no longer met the criteria to be classified as premises, furniture and equipment held for sale and was reclassified to premises, furniture and equipment, net, on the consolidated balance sheet.

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

The assets and liabilities of Community Banc-Corp of Sheboygan, Inc. were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of January 16, 2015:

As of January 16, 2015
Fair value of consideration paid
Common stock (1,970,720 shares)	$53,052
Cash	6
Total consideration paid	53,058
Fair value of assets acquired
Cash and due from banks	7,109
Securities:
Securities available for sale	52,976
Other securities	1,284
Loans held for sale	728
Loans held to maturity	395,007
Premises, furniture and equipment, net	13,954
Other real estate, net	346
Core deposit intangibles and customer relationship intangibles, net	10,295
Other assets	25,066
Total assets	506,765
Fair value of liabilities assumed
Deposits	433,919
Short term borrowings	24,836
Other borrowings	6,097
Other liabilities	7,434
Total liabilities assumed	472,286
Fair value of net assets acquired	34,479
Goodwill resulting from acquisition	$18,579

Heartland recognized goodwill of $18.6 million in conjunction with the acquisition of Community Banc-Corp of Sheboygan, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from expected operational synergies, an enhanced market area, cross-selling opportunities and expanded product lines. See Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," for further information on goodwill.

Heartland incurred $1.7 million of pre-tax merger related expenses in 2014 and 2015 associated with the Community Banc-Corp of Sheboygan, Inc. acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans at the acquisition date was $5.8 million.

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2016 and 2015, were $9.1 million and $3.1 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
U.S. government corporations and agencies	$4,716	$16	$(32)	$4,700
Mortgage-backed securities	1,321,760	7,026	(38,286)	1,290,500
Obligations of states and political subdivisions	553,020	2,436	(19,312)	536,144
Corporate debt securities	—	—	—	—
Total debt securities	1,879,496	9,478	(57,630)	1,831,344
Equity securities	14,451	69	—	14,520
Total	$1,893,947	$9,547	$(57,630)	$1,845,864
December 31, 2015
U.S. government corporations and agencies	$25,847	$22	$(103)	$25,766
Mortgage-backed securities	1,254,452	9,134	(20,884)	1,242,702
Obligations of states and political subdivisions	290,522	6,547	(1,087)	295,982
Corporate debt securities	740	106	—	846
Total debt securities	1,571,561	15,809	(22,074)	1,565,296
Equity securities	13,142	40	(44)	13,138
Total	$1,584,703	$15,849	$(22,118)	$1,578,434

The amortized cost of available for sale securities is net of $0 and $237,000 of credit related other-than-temporary impairment ("OTTI") at December 31, 2016, and December 31, 2015, respectively.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2016, and December 31, 2015, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Mortgage-backed securities	$—	$—	$—	$—
Obligations of states and political subdivisions	263,662	12,282	(1,145)	274,799
Total	$263,662	$12,282	$(1,145)	$274,799
December 31, 2015
Mortgage-backed securities	$4,369	$306	$—	$4,675
Obligations of states and political subdivisions	274,748	15,595	(505)	289,838
Total	$279,117	$15,901	$(505)	$294,513

No transfers from available for sale to held to maturity were made in 2016 or 2015.

At December 31, 2016, the amortized cost of the held to maturity securities is net of $0 of credit related OTTI and $0 of non-credit related OTTI. At December 31, 2015, the amortized cost of the held to maturity securities is net of $1.5 million of credit related OTTI and $40,000 of non-credit related OTTI.

At December 31, 2016, approximately 77% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of securities available for sale at December 31, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$675	$676
Due in 1 to 5 years	39,717	39,474
Due in 5 to 10 years	106,600	103,401
Due after 10 years	410,744	397,293
Total debt securities	557,736	540,844
Mortgage-backed securities	1,321,760	1,290,500
Equity securities	14,451	14,520
Total investment securities	$1,893,947	$1,845,864

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2016, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2016
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,556	$3,609
Due in 1 to 5 years	14,843	15,621
Due in 5 to 10 years	90,387	93,331
Due after 10 years	154,876	162,238
Total investment securities	$263,662	$274,799

As of December 31, 2016, securities with a fair value of $810.6 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities available for sale for the years ended December 31, 2016, 2015 and 2014 are summarized as follows, in thousands:

	2016	2015	2014
Available for Sale Securities sold:
Proceeds from sales	$909,942	$1,115,359	$791,767
Gross security gains	13,200	15,205	5,871
Gross security losses	1,562	2,022	2,203

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2016, and December 31, 2015. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2016, and December 31, 2015, respectively. Securities for which Heartland has taken credit-related OTTI write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. government corporations and agencies	$4,185	$(32)	$—	$—	$4,185	$(32)
Mortgage-backed securities	744,202	(23,527)	272,449	(14,759)	1,016,651	(38,286)
Obligations of states and political subdivisions	414,151	(19,309)	251	(3)	414,402	(19,312)
Total debt securities	1,162,538	(42,868)	272,700	(14,762)	1,435,238	(57,630)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,162,538	$(42,868)	$272,700	$(14,762)	$1,435,238	$(57,630)
December 31, 2015
U.S. government corporations and agencies	$22,359	$(103)	$—	$—	$22,359	$(103)
Mortgage-backed securities	724,330	(15,523)	139,562	(5,361)	863,892	(20,884)
Obligations of states and political subdivisions	68,482	(896)	7,460	(191)	75,942	(1,087)
Total debt securities	815,171	(16,522)	147,022	(5,552)	962,193	(22,074)
Equity securities	6,566	(44)	—	—	6,566	(44)
Total temporarily impaired securities	$821,737	$(16,566)	$147,022	$(5,552)	$968,759	$(22,118)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of states and political subdivisions	31,479	(884)	2,017	(261)	33,496	(1,145)
Total temporarily impaired securities	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)
December 31, 2015
Obligations of states and political subdivisions	3,646	(12)	18,033	(493)	21,679	(505)
Total temporarily impaired securities	$3,646	$(12)	$18,033	$(493)	$21,679	$(505)

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

Heartland also sold the mortgage-backed security in the available for sale portfolio with previously recorded credit-related OTTI in 2016. The carrying value of this security was $483,000, and the associated gross loss was $85,000.

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

There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended December 31, 2016. There were no gross realized gains or gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended December 31, 2015. Additionally, there were $89,000 of gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended December 31, 2016. There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the period ended December 31, 2015.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2016	2015	2014
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$—	$53	$—
Held to maturity debt securities:
Mortgage-backed securities	—	716	—
Total debt security OTTI write-downs included in earnings	$—	$769	$—

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in accumulated other comprehensive income ("AOCI") for the same securities, in thousands:

	For the Years Ended December 31,
	2016	2015	2014
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$769	$—
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	—	769	—
Recorded directly to AOCI for non-credit related impairment:
Reclassification of non-credit related impairment	—	(200)	—
Reduction of non-credit related impairment related to security sales	(120)	—	—
Accretion of non-credit related impairment	(7)	(95)	(95)
Total changes to AOCI for non-credit related impairment	(127)	(295)	(95)
Total OTTI losses (accretion) recorded on debt securities	$(127)	$474	$(95)

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

Changes in the credit loss component of the credit impaired debt securities for the years ended December 31, 2016. 2015, and 2014, were as follows, in thousands:

	For the Years Ended December 31,
	2016	2015	2014
Credit loss component, beginning of period	$1,750	$981	$981
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	769	—
Total additions	—	769	—
Reductions:
For securities sold	1,750	—	—
Total reductions	1,750	—	—
Credit loss component, end of period	$—	$1,750	$981

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.4 million at December 31, 2016 and $14.3 million at December 31, 2015.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2016, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2016, and December 31, 2015, were as follows, in thousands:

	December 31, 2016	December 31, 2015
Loans receivable held to maturity:
Commercial	$1,287,265	$1,279,214
Commercial real estate	2,538,582	2,326,360
Agricultural and agricultural real estate	489,318	471,870
Residential real estate	617,924	539,555
Consumer	420,613	386,867
Gross loans receivable held to maturity	5,353,702	5,003,866
Unearned discount	(699)	(488)
Deferred loan fees	(1,284)	(1,892)
Total net loans receivable held to maturity	5,351,719	5,001,486
Allowance for loan losses	(54,324)	(48,685)
Loans receivable, net	$5,297,395	$4,952,801

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral for most of these loans is based upon a discount from its market value. The primary repayment risks of commercial loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the USDA Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of December 31, 2016, Heartland had $4.6 million of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family first-lien residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprises approximately 19% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at December 31, 2016, and December 31, 2015, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan losses policy during 2016 or 2015.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2016
Commercial	$1,318	$13,447	$14,765	$3,712	$1,283,553	$1,287,265
Commercial real estate	2,671	21,648	24,319	45,217	2,493,365	2,538,582
Agricultural and agricultural real estate	816	3,394	4,210	16,730	472,588	489,318
Residential real estate	497	1,766	2,263	25,726	592,198	617,924
Consumer	1,451	7,316	8,767	5,988	414,625	420,613
Total	$6,753	$47,571	$54,324	$97,373	$5,256,329	$5,353,702
December 31, 2015
Commercial	$471	$15,624	$16,095	$6,919	$1,272,295	$1,279,214
Commercial real estate	698	18,834	19,532	45,442	2,280,918	2,326,360
Agricultural and agricultural real estate	—	3,887	3,887	4,612	467,258	471,870
Residential real estate	393	1,541	1,934	17,790	521,765	539,555
Consumer	1,206	6,031	7,237	5,458	381,409	386,867
Total	$2,768	$45,917	$48,685	$80,221	$4,923,645	$5,003,866

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at December 31, 2016, and December 31, 2015, in thousands.

	December 31, 2016	December 31, 2015
Nonaccrual loans	$62,591	$37,874
Nonaccrual troubled debt restructured loans	1,708	1,781
Total nonaccrual loans	$64,299	$39,655
Accruing loans past due 90 days or more	86	—
Performing troubled debt restructured loans	$10,380	$11,075

Heartland had $12.1 million of troubled debt restructured loans at December 31, 2016, of which $1.7 million were classified as nonaccrual and $10.4 million were accruing according to the restructured terms. Heartland had $12.9 million of troubled debt restructured loans at December 31, 2015, of which $1.8 million were classified as nonaccrual and $11.1 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2016, and December 31, 2015, in thousands:

	For the Years Ended
	December 31, 2016			December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$95	$95	—	$—	$—
Commercial real estate	2	641	641	5	5,823	5,823
Total commercial and commercial real estate	3	736	736	5	5,823	5,823
Agricultural and agricultural real estate	—	—	—	1	311	311
Residential real estate	8	1,597	1,597	1	55	55
Consumer	—	—	—	—	—	—
Total	11	$2,333	$2,333	7	$6,189	$6,189

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At December 31, 2016, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2016, and December 31, 2015, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	For the Years Ended
	December 31, 2016		December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	1	$95	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	1	95	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	264	—	—
Consumer	—	—	—	—
Total	3	$359	—	$—

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2016, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at December 31, 2016, and December 31, 2015, in thousands:

	Pass	Nonpass	Total
December 31, 2016
Commercial	$1,187,557	$99,708	$1,287,265
Commercial real estate	2,379,632	158,950	2,538,582
Total commercial and commercial real estate	3,567,189	258,658	3,825,847
Agricultural and agricultural real estate	424,311	65,007	489,318
Residential real estate	584,626	33,298	617,924
Consumer	409,474	11,139	420,613
Total gross loans receivable held to maturity	$4,985,600	$368,102	$5,353,702
December 31, 2015
Commercial	$1,106,276	$172,938	$1,279,214
Commercial real estate	2,107,474	218,886	2,326,360
Total commercial and commercial real estate	3,213,750	391,824	3,605,574
Agricultural and agricultural real estate	435,745	36,125	471,870
Residential real estate	515,195	24,360	539,555
Consumer	377,173	9,694	386,867
Total gross loans receivable held to maturity	$4,541,863	$462,003	$5,003,866

The nonpass category in the table above is comprised of approximately 47% special mention and 53% substandard as of December 31, 2016. The percentage of nonpass loans on nonaccrual status as of December 31, 2016, was 17%. As of December 31, 2015, the nonpass category in the table above was comprised of approximately 68% special mention and 32% substandard. The percentage of nonpass loans on nonaccrual status as of December 31, 2015, was 8%. Loans delinquent 30-89 days as a percentage of total loans were 0.37% at December 31, 2016, and 0.21% at December 31, 2015. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at December 31, 2016, and December 31, 2015, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2016
Commercial	$1,127	$219	$77	$1,423	$1,281,241	$4,601	$1,287,265
Commercial real estate	886	3,929	—	4,815	2,513,069	20,698	2,538,582
Total commercial and commercial real estate	2,013	4,148	77	6,238	3,794,310	25,299	3,825,847
Agricultural and agricultural real estate	199	3,191	—	3,390	472,597	13,331	489,318
Residential real estate	4,986	846	—	5,832	590,626	21,466	617,924
Consumer	3,455	1,021	9	4,485	411,925	4,203	420,613
Total gross loans receivable held to maturity	$10,653	$9,206	$86	$19,945	$5,269,458	$64,299	$5,353,702
December 31, 2015
Commercial	$2,005	$608	$—	$2,613	$1,273,678	$2,923	$1,279,214
Commercial real estate	3,549	2,077	—	5,626	2,302,052	18,682	2,326,360
Total commercial and commercial real estate	5,554	2,685	—	8,239	3,575,730	21,605	3,605,574
Agricultural and agricultural real estate	143	54	—	197	470,455	1,218	471,870
Residential real estate	1,900	115	—	2,015	523,915	13,625	539,555
Consumer	3,964	933	—	4,897	378,763	3,207	386,867
Total gross loans receivable held to maturity	$11,561	$3,787	$—	$15,348	$4,948,863	$39,655	$5,003,866

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at December 31, 2016, and December 31, 2015, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2016, and December 31, 2015, any related allowance recorded for those loans as of December 31, 2016, and December 31, 2015, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2016, and December 31, 2015, and the interest income recognized on the impaired loans during the year ended December 31, 2016, and year ended December 31, 2015, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2016
Impaired loans with a related allowance:
Commercial	$2,852	$2,840	$1,318	$3,136	$2
Commercial real estate	14,221	14,221	2,671	10,625	21
Total commercial and commercial real estate	17,073	17,061	3,989	13,761	23
Agricultural and agricultural real estate	2,771	2,771	816	912	21
Residential real estate	3,490	3,490	497	3,371	43
Consumer	2,644	2,644	1,451	3,082	42
Total loans held to maturity	$25,978	$25,966	$6,753	$21,126	$129
Impaired loans without a related allowance:
Commercial	$925	$872	$—	$5,329	$251
Commercial real estate	31,875	30,996	—	39,632	1,647
Total commercial and commercial real estate	32,800	31,868	—	44,961	1,898
Agricultural and agricultural real estate	13,959	13,959	—	12,722	157
Residential real estate	22,408	22,236	—	18,446	202
Consumer	3,344	3,344	—	2,659	68
Total loans held to maturity	$72,511	$71,407	$—	$78,788	$2,325
Total impaired loans held to maturity:
Commercial	$3,777	$3,712	$1,318	$8,465	$253
Commercial real estate	46,096	45,217	2,671	50,257	1,668
Total commercial and commercial real estate	49,873	48,929	3,989	58,722	1,921
Agricultural and agricultural real estate	16,730	16,730	816	13,634	178
Residential real estate	25,898	25,726	497	21,817	245
Consumer	5,988	5,988	1,451	5,741	110
Total impaired loans held to maturity	$98,489	$97,373	$6,753	$99,914	$2,454

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2015
Impaired loans with a related allowance:
Commercial	$1,192	$1,160	$471	$524	$12
Commercial real estate	2,697	2,697	698	2,539	19
Total commercial and commercial real estate	3,889	3,857	1,169	3,063	31
Agricultural and agricultural real estate	—	—	—	2,823	—
Residential real estate	2,210	2,125	393	2,524	16
Consumer	3,111	3,111	1,206	2,877	33
Total loans held to maturity	$9,210	$9,093	$2,768	$11,287	$80
Impaired loans without a related allowance:
Commercial	$5,784	$5,759	$—	$7,511	$515
Commercial real estate	46,099	42,745	—	38,444	1,395
Total commercial and commercial real estate	51,883	48,504	—	45,955	1,910
Agricultural and agricultural real estate	4,612	4,612	—	2,287	175
Residential real estate	15,802	15,665	—	10,186	145
Consumer	2,347	2,347	—	2,403	38
Total loans held to maturity	$74,644	$71,128	$—	$60,831	$2,268
Total impaired loans held to maturity:
Commercial	$6,976	$6,919	$471	$8,035	$527
Commercial real estate	48,796	45,442	698	40,983	1,414
Total commercial and commercial real estate	55,772	52,361	1,169	49,018	1,941
Agricultural and agricultural real estate	4,612	4,612	—	5,110	175
Residential real estate	18,012	17,790	393	12,710	161
Consumer	5,458	5,458	1,206	5,280	71
Total impaired loans held to maturity	$83,854	$80,221	$2,768	$72,118	$2,348

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

The acquisitions of CIC Bancshares, Inc., Premier Valley Bank, First Scottsdale Bank, N.A., Community Bancorporation of New Mexico, Inc. and Community Banc-Corp of Sheboygan, Inc. were accounted for under the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Purchased loans acquired in a business combination are recorded at estimated fair value on the purchase date, but the purchaser cannot carry over the related allowance for loan losses. Purchased loans are accounted for under ASC 310-30, "Loans and Debt Securities with Deteriorated Credit Quality," when the loans have evidence of credit deterioration since origination and it is probable at the date of the acquisition that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date included statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the acquired loans at December 31, 2016, and December 31, 2015, consisted of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	December 31, 2016			December 31, 2015
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$2,198	$99,082	$101,280	$—	$159,393	$159,393
Commercial real estate	2,079	622,117	624,196	7,716	494,010	501,726
Agricultural and agricultural real estate	—	181	181	—	2,985	2,985
Residential real estate	186	157,468	157,654	—	85,549	85,549
Consumer loans	—	47,368	47,368	—	33,644	33,644
Total Covered Loans	$4,463	$926,216	$930,679	$7,716	$775,581	$783,297

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the years ended December 31, 2016, and December 31, 2015, are presented in the table below, in thousands:

	For the Years Ended
	December 31, 2016	December 31, 2015
Balance at beginning of year	$557	$—
Original yield discount, net, at date of acquisitions	19	602
Accretion	(1,018)	(196)
Reclassification from nonaccretable difference(1)	624	151
Balance at end of year	$182	$557

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination acquired was $21.0 million and the estimated fair value of the loans was $13.1 million. At December 31, 2016, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was an allowance for loan losses of $588,000 and $81,000, at December 31, 2016, and December 31, 2015, respectively, related to these ASC 310-30 loans. Provision expense of $507,000 and $81,000 was recorded for the years ended December 31, 2016, and 2015, respectively, related to these ASC 310-30 loans.

On the acquisition dates, the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $1.55 billion and the estimated fair value of the loans was $1.51 billion.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2016 and 2015, were as follows, in thousands:

	2016	2015
Balance at beginning of year	$141,465	$135,599
Advances	57,165	54,197
Repayments	(84,325)	(48,331)
Balance at end of year	$114,305	$141,465

SIX
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 were as follows, in thousands:

	2016	2015	2014
Balance at beginning of year	$48,685	$41,449	$41,685
Provision for loan losses	11,694	12,697	14,501
Recoveries on loans previously charged-off	5,339	3,553	3,990
Loans charged-off	(11,394)	(9,014)	(18,727)
Balance at end of year	$54,324	$48,685	$41,449

Changes in the allowance for loan losses by loan category for the years ended December 31, 2016, and December 31, 2015, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(1,348)	(2,868)	(214)	(346)	(6,618)	(11,394)
Recoveries	930	3,327	10	29	1,043	5,339
Provision	(912)	4,328	527	646	7,105	11,694
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2014	$11,909	$15,898	$3,295	$3,741	$6,606	$41,449
Charge-offs	(1,887)	(1,368)	(551)	(241)	(4,967)	(9,014)
Recoveries	1,167	1,200	32	183	971	3,553
Provision	4,906	3,802	1,111	(1,749)	4,627	12,697
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment as of December 31, 2016, and December 31, 2015, were as follows, in thousands:

	2016	2015
Land and land improvements	$42,802	$39,235
Buildings and building improvements	146,628	132,579
Furniture and equipment	67,023	63,284
Total	256,453	235,098
Less accumulated depreciation	(92,839)	(88,839)
Premises, furniture and equipment, net	$163,614	$146,259

Depreciation expense on premises, furniture and equipment was $10.4 million, $8.9 million and $8.4 million for 2016, 2015 and 2014, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $127.7 million at December 31, 2016, and $97.9 million at December 31, 2015. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2016, and December 31, 2015, are presented in the table below, in thousands:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$43,504	$21,049	$22,455	$37,118	$15,460	$21,658
Mortgage servicing rights	50,467	18,379	32,088	45,744	15,430	30,314
Customer relationship intangible	1,177	857	320	1,177	815	362
Commercial servicing rights	6,504	2,814	3,690	5,685	1,074	4,611
Total	$101,652	$43,099	$58,553	$89,724	$32,779	$56,945

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Year ending December 31,
2017	$4,410	$8,022	$40	$876	$13,348
2018	3,904	6,876	39	810	11,629
2019	3,423	5,730	38	637	9,828
2020	2,981	4,584	36	474	8,075
2021	2,465	3,438	35	399	6,337
Thereafter	5,272	3,438	132	494	9,336
Total	$22,455	$32,088	$320	$3,690	$58,553

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2016. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.31 billion and $4.06 billion as of December 31, 2016, and December 31, 2015, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $21.4 million and $19.2 million as of December 31, 2016, and December 31, 2015, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $45.2 million and $40.9 million at December 31, 2016, and December 31, 2015, respectively.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both December 31, 2016, and December 31, 2015, no valuation allowance was required for any of the mortgage tranches.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 9.63% and 10.65% for the valuations at December 31, 2016, and December 31, 2015, respectively. The discount rate was 9.26% and 9.25% for the valuations at December 31, 2016, and December 31, 2015, respectively. The average capitalization rate for 2016 ranged from 88 to 150 basis points and for 2015 from 65 to 138 basis points. Fees collected for the servicing of mortgage loans for others were $12.1 million, $10.7 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2016, and December 31, 2015:

	2016	2015
Balance at January 1	$30,314	$24,984
Originations	12,266	13,930
Amortization	(10,492)	(8,600)
Balance at December 31	$32,088	$30,314
Fair value of mortgage servicing rights	$45,210	$40,880
Mortgage servicing rights, net to servicing portfolio	0.74%	0.75%

Heartland's commercial servicing rights portfolio was initially acquired with the Community Banc-Corp of Sheboygan, Inc. transaction that closed on January 16, 2015. Heartland also acquired a commercial servicing rights portfolio with the Premier Valley Bank transaction that closed on November 30, 2015, and the CIC Bancshares, Inc. transaction that closed on February 5, 2016. The commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $164.6 million and $185.8 million as of December 31, 2016 and December 31, 2015, respectively. Fees collected for the servicing of commercial loans for others were $1.9 million and $616,000 for the years ended December 31, 2016 and 2015, respectively. Prior to 2015, Heartland did not have a commercial servicing rights portfolio.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 6.96% and 7.88% as of December 31, 2016 compared to 7.33% and 8.10% as of December 31, 2015. The discount rate range was 12.44% and 13.88% for the December 31, 2016, valuations compared to 12.35% and 13.49% for the December 31, 2015 valuations. The capitalization rate for 2016 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $4.1 million as of December 31, 2016, and $4.9 million as of December 31, 2015.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2016, and December 31, 2015:

	2016	2015
Balance at January 1,	$4,611	$—
Originations	628	815
Amortization	(1,706)	(1,075)
Purchased commercial servicing rights	190	4,871
Valuation allowance on commercial servicing rights	(33)	—
Balance at December 31,	$3,690	$4,611
Fair value of commercial servicing rights	$4,127	$4,902
Commercial servicing rights, net to servicing portfolio	2.24%	2.48%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At December 31, 2016, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and a $33,000 valuation allowance was required on commercial servicing rights with an original term of greater than 20 years. At December 31, 2015, no valuation allowance was required for any of Heartland's commercial servicing rights.

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
December 31, 2016
Centennial Bank and Trust	$19	$23	$—	$107	$114	$—
Premier Valley Bank	156	180	—	359	326	33
Wisconsin Bank & Trust	833	997	—	2,249	2,487	—
Total	$1,008	$1,200	$—	$2,715	$2,927	$33
December 31, 2015
Centennial Bank and Trust	$—	$—	$—	$—	$—	$—
Premier Valley Bank	189	200	—	417	432	—
Wisconsin Bank & Trust	1,048	1,097	—	2,957	3,173	—
Total	$1,237	$1,297	$—	$3,374	$3,605	$—

NINE
DEPOSITS

At December 31, 2016, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2017	$538,103
2018	140,877
2019	87,065
2020	37,964
2021	33,268
Thereafter	20,009
$857,286

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2016, and December 31, 2015, were $369.9 million and $483.2 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2016, and December 31, 2015 were $190.8 million and $316.3 million.

Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014, was as follows, in thousands:

	2016	2015	2014
Savings and money market accounts	$8,000	$6,612	$8,042
Time certificates of deposit in denominations of $100,000 or more	3,178	3,152	3,474
Other time deposits	4,761	5,766	6,638
Interest expense on deposits	$15,939	$15,530	$18,154

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2016, and 2015, were as follows, in thousands:

	2016	2015
Securities sold under agreement to repurchase	$229,555	$253,673
Federal funds purchased	40,200	14,125
Advances from the FHLB	30,367	11,100
Notes payable to unaffiliated banks	—	15,000
Other short-term borrowings	$6,337	$—
Total	$306,459	$293,898

At both December 31, 2016, and December 31, 2015, Heartland had one revolving credit line with an unaffiliated bank with borrowing capacity of $20.0 million. A balance of $0 and $15.0 million was outstanding at December 31, 2016 and 2015, respectively. In addition to the revolving credit line described above, Heartland entered into another non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. On July 20, 2016, the borrowing capacity on this non-revolving credit facility was increased by $25.0 million. The credit facility is non-revolving at a rate of 2.75% over LIBOR, and any outstanding balance is due on June 14, 2017. There was no outstanding balance on the short-term portion of the credit facility at December 31, 2016, and Heartland had $47.1 million of borrowing capacity.

The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2016 and December 31, 2015.

All retail repurchase agreements as of December 31, 2016 and 2015 were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2016, December 31, 2015, and December 31, 2014, were as follows, in thousands:

	2016	2015	2014
Maximum month-end balance	$399,490	$477,918	$420,494
Average month-end balance	287,857	330,134	307,470
Weighted average interest rate for the year	0.40%	0.25%	0.28%
Weighted average interest rate at year-end	0.29%	0.15%	0.19%

Dubuque Bank and Trust Company and Morrill & Janes Bank and Trust Company are participants in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago and the Federal Reserve Bank of Kansas City, respectively, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program are collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $91.1 million at December 31, 2016, and $52.0 million at December 31, 2015. Advances collateralized by a portion of Morrill & Janes Bank and Trust Company's commercial loan portfolio were $43.7 million at December 31, 2016, and $31.2 million at December 31, 2015. There were no borrowings under the Discount Window Program outstanding at year-end 2016 and 2015.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2016 and 2015, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2016	2015
Advances from the FHLB; weighted average call dates at December 31, 2016 and 2015 were August 2020 and February 2018, respectively; and weighted average interest rates were 3.25% and 1.78%, respectively	$6,975	$17,242
Wholesale repurchase agreements; weighted average call dates at December 31, 2016 and 2015 were May 2017 and May 2016, respectively; and weighted average interest rates were 3.76% for both December 31, 2016 and 2015	30,000	30,000
Trust preferred securities	115,232	114,877
Senior notes	16,000	16,000
Note payable to unaffiliated bank	37,667	8,947
Contracts payable for purchase of real estate and other assets	2,339	2,434
Subordinated notes	73,857	73,714
Other borrowings	6,464	—
Total	$288,534	$263,214

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. The advances from the FHLB are collateralized by the Heartland banks' investments in FHLB stock of $9.9 million and $9.6 million at December 31, 2016 and 2015, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $2.74 billion at December 31, 2016, and $2.10 billion at December 31, 2015. At December 31, 2016, Heartland had $1.15 billion of remaining FHLB borrowing capacity.

Heartland has entered into various wholesale repurchase agreements, which had balances totaling $30.0 million at both December 31, 2016 and 2015, respectively. A schedule of Heartland's wholesale repurchase agreements outstanding as of December 31, 2016, were as follows, in thousands:

	Amount	Interest Rate as of 12/31/16		Issue Date	Maturity Date	Callable Date
Counterparty:
Citigroup Global Markets	$20,000	3.61%	(1)	04/17/2008	04/17/2018	04/17/2017
Barclays Capital	10,000	4.07%	(2)	07/01/2008	07/01/2018	07/01/2017
	$30,000

(1) Interest rate resets quarterly on the 17th of January, April, July and October of each year until maturity. Embedded within the contract is a cap interest rate of 3.61%.
(2) Interest rate is fixed through maturity date.

At December 31, 2016, Heartland had eight wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes one wholly-owned trust subsidiary acquired with the Community Banc-Corp. of Sheboygan, Inc., acquisition and one wholly-owned trust subsidiary acquired with the Community Bancorporation of New Mexico, Inc. acquisition. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $149,000 as of December 31, 2016. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding, excluding deferred issuance costs, as of December 31, 2016, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/16(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	2.75% over LIBOR	3.74%	(2)	03/17/2034	03/17/2017
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	2.21%	(3)	04/07/2036	04/07/2017
Heartland Financial Statutory Trust VI	20,619	6.75%	6.75%	(4)	09/15/2037	03/15/2017
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	2.41%	(5)	09/01/2037	06/01/2017
Morrill Statutory Trust I	8,806	3.25% over LIBOR	4.25%	(6)	12/26/2032	03/26/2017
Morrill Statutory Trust II	8,420	2.85% over LIBOR	3.84%	(7)	12/17/2033	12/17/2017
Sheboygan Statutory Trust I	6,265	2.95% over LIBOR	3.94%		09/17/2033	03/17/2017
CBNM Capital Trust I	4,259	3.25% over LIBOR	4.21%		12/15/2034	03/15/2017
	$115,381

(1) Effective weighted average interest rate as of December 31, 2016, was 4.97% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2016, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2016, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Interest rate is fixed at 6.75% through June 15, 2017 then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of December 31, 2016, was 4.70% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2016, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2016, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $115.2 million and $114.9 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2016 and 2015, respectively.

Between 2010 and 2012, Heartland completed private debt offerings of its senior notes. The notes were sold in a private placement to various accredited investors. The senior notes are unsecured and bear interest at 5% per annum payable quarterly. During 2015, Heartland offered to prepay the senior notes, resulting in the prepayment of $1.0 million of these senior notes as of December 31, 2015.

Senior notes valued at $12.5 million matured in accordance with the maturity schedule on December 1, 2015. The maturity schedule of the remaining senior notes is such that $5.0 million will mature on February 1, 2017, $6.0 million on February 1, 2018, and $5.0 million on February 1, 2019. Total senior notes outstanding were $16.0 million at both December 31, 2016 and December 31, 2015.

On April 20, 2011, Heartland obtained a $15.0 million amortizing term loan from an unaffiliated bank with a maturity date of April 20, 2016. At the time of origination, Heartland entered into an interest rate swap transaction designated as a cash flow hedge, with the bank to fix the term loan at 5.14% for the full five-year term. On April 20, 2016, this amortizing term loan was repaid with an advance on Heartland's non-revolving credit line. The outstanding balance on this amortizing term loan was $0 and $8.9 million at December 31, 2016 and December 31, 2015, respectively.

In addition to the credit line described in Note 10, "Short-Term Borrowings," Heartland entered into another non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. On May 10, 2016, $40.0 million of this variable rate non-revolving credit facility was swapped to a fixed rate of 2.50% over LIBOR with an amortizing term of five years, which is due on April 2021, and was reclassified as long-term debt. At December 31, 2016, a balance of $37.7 million was outstanding on this term debt compared to no balance outstanding at December 31, 2015. At December 31, 2016, $27.1 million was available on the non-revolving credit facility, of which no balance was outstanding.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $73.9 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2016. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $303,000 at December 31, 2016. These deferred costs are amortized on a straight-line basis over the life of the notes.

Effective with the acquisition of CIC Bancshares, Inc. on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes with a fair value discount of $16,000 and $6.0 million of subordinated debentures with a fair value premium of $168,000. The interest rate is fixed at 6.50% per annum on the convertible notes and 8.00% per annum on the non-convertible notes, both payable quarterly. During the third quarter of 2016, $1.4 million of the subordinated convertible notes were converted into 52,913 shares of Heartland common stock. In connection with the acquisition of the notes, the balance of deferred issuance costs included in other borrowings was $44,000 at December 31, 2016. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2016, for other borrowings follow in the table below, in thousands. Callable FHLB advances, wholesale repurchase agreements, convertible debt and subordinated debt are included in the table at their call date.

2017	$40,119
2018	13,123
2019	15,520
2020	5,652
2021	21,623
Thereafter	192,497
Total	$288,534

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $2.2 million of cash as collateral at December 31, 2016, and$5.3 million at December 31, 2015. Heartland's counterparties were required to pledge $0 at December 31, 2016, and $79,000 at December 31, 2015, respectively.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2016, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.9 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.8 million.

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

Heartland entered into five forward-starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V and VII, which total $65.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable interest rate subordinated debentures to fixed interest rate debt. For accounting purposes, these five swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2016
Interest rate swap	$—	$—	Other Liabilities	—%	—%	04/20/2016
Interest rate swap	25,000	(447)	Other Liabilities	0.993%	2.255%	03/17/2021
Interest rate swap	20,000	(114)	Other Liabilities	0.931%	3.220%	03/01/2017
Interest rate swap	20,000	(1,145)	Other Liabilities	0.868%	3.355%	01/07/2020
Interest rate swap	10,000	(42)	Other Liabilities	0.997%	1.674%	03/26/2019
Interest rate swap	10,000	(41)	Other Liabilities	0.993%	1.658%	03/18/2019
Interest rate swap	37,667	530	Other assets	3.164%	3.674%	05/10/2021
Interest rate swap (1)	20,000	(214)	Other Liabilities	—%	2.390%	06/15/2024
Interest rate swap (2)	20,000	(262)	Other Liabilities	—%	2.352%	03/01/2024
December 31, 2015
Interest rate swap	$8,947	$(57)	Other Liabilities	3.152%	5.140%	04/20/2016
Interest rate swap	25,000	(713)	Other Liabilities	0.526%	2.255%	03/17/2021
Interest rate swap	20,000	(600)	Other Liabilities	0.414%	3.220%	03/01/2017
Interest rate swap	20,000	(1,582)	Other Liabilities	0.323%	3.355%	01/07/2020
Interest rate swap	10,000	(83)	Other Liabilities	0.603%	1.674%	03/26/2019
Interest rate swap	10,000	(83)	Other Liabilities	0.526%	1.658%	03/18/2019
Interest rate swap (1)	20,000	(146)	Other Liabilities	—%	2.390%	06/15/2024
Interest rate swap (2)	20,000	(176)	Other Liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2016, and December 31, 2015, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2016
Interest rate swap	$1,705	Interest Expense	$(1,914)	Other Income	$—
December 31, 2015
Interest rate swap	$206	Interest Expense	$(2,222)	Other Income	$—

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

During the second quarter of 2015, Heartland entered into an interest rate swap, paying a fixed interest rate of 3.40% to the counterparty and receives a variable interest rate from the same counterparty based on one month LIBOR plus 0.88% calculated on a notional amount of $13.8 million. In the fourth quarter of 2015, Heartland acquired undesignated interest rate swaps with the Premier Valley Bank transaction. These swaps were classified as undesignated interest rate swaps at December 31, 2015. During the first quarter of 2016, Heartland was able to designate some of these interest rate swaps with long term fixed rate loans and now classifies these interest rate swaps as fair value hedges and use hedge accounting in accordance with ASC 815. Heartland was required to pledge $5.0 million of cash as collateral as of December 31, 2016.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at December 31, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2016
Fair value hedges	$40,807	$(1,626)	Other liabilities
December 31, 2015
Fair value hedges	$13,805	$(621)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the years ended December 31, 2016 and December 31, 2015, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2016
Fair value hedges	$(1,005)	Interest income
December 31, 2015
Fair value hedges	$(621)	Interest income

Embedded Derivatives
Heartland acquired fixed rate loans with embedded derivatives in the Premier Valley Bank transaction during the fourth quarter of 2015. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2016, and December 31, 2015 in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2016
Embedded derivatives	$14,549	$1,104	Other assets	Other noninterest income	$(470)
December 31, 2015
Embedded derivatives	$15,020	$1,574	Other assets	Other noninterest income	$—

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

During the third quarter of 2016, $1.4 million of the convertible subordinated debt was converted to 52,913 shares of common equity. As of December 31, 2016, the remaining shares to be issued upon conversion totaled 20,481. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in the fair value of the embedded conversion option as of December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2016
Embedded conversion option	$558	$(422)	Other liabilities	Other noninterest income	$(100)

Back-to-Back Loan Swaps
During 2015, Heartland began entering into interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $1.8 million and $0 as of December 31, 2016, and December 31, 2015, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $768,000 and $0 as of December 31, 2016 and December 31, 2015, respectively, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2016, and December 31, 2015, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2016 and 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2016
Receive fixed-pay floating interest rate swap	$69,594	$1,588	Other Assets	4.66%	3.47%
Pay fixed-receive floating interest rate swap	69,594	(1,588)	Other Liabilities	3.47%	4.66%
December 31, 2015
Receive fixed-pay floating interest rate swap	$15,782	$663	Other Assets	5.08%	3.07%
Pay fixed-receive floating interest rate swap	15,782	(663)	Other Liabilities	3.07%	5.08%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $0 at both December 31, 2016, and December 31, 2015, as collateral for these forward commitments. Heartland's counterparties were required to pledge $2.9 million and $0 at December 31, 2016, and December 31, 2015, respectively, for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2016, and December 31, 2015, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2016
Interest rate lock commitments (mortgage)	$80,465	$2,790	Other Assets
Forward commitments	142,750	2,546	Other Assets
Forward commitments	59,276	(266)	Other Liabilities
Undesignated interest rate swaps	15,564	(1,126)	Other Liabilities
December 31, 2015
Interest rate lock commitments (mortgage)	$99,665	$3,168	Other Assets
Forward commitments	118,378	523	Other Assets
Forward commitments	136,709	(315)	Other Liabilities
Undesignated interest rate swaps	50,975	(3,677)	Other Liabilities
The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2016, and December 31, 2015, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,564)
Forward commitments	Net gains on sale of loans held for sale	2,072
Undesignated interest rate swaps	Other noninterest income	2,551
December 31, 2015
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$288
Forward commitments	Net gains on sale of loans held for sale	1,552
Undesignated interest rate swaps	Other noninterest income	246

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows, in thousands:

	2016	2015	2014
Current:
Federal	$23,724	$13,697	$5,833
State	5,670	5,080	3,633
Total current	$29,394	$18,777	$9,466
Deferred:
Federal	$5,497	$1,118	$2,703
State	1,665	1,003	927
Total deferred	$7,162	$2,121	$3,630
Total income tax expense	$36,556	$20,898	$13,096

The income tax provisions above do not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $374,000, $676,000, and $124,000 in 2016, 2015, and 2014 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows, in thousands:

	2016	2015
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$19,468	$2,730
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	484	1,094
Securities	—	359
Allowance for loan losses	20,506	18,841
Deferred compensation	9,146	8,772
Organization and acquisitions costs	649	473
Net operating loss carryforwards	17,676	13,467
Non-accrual loan interest	752	746
OREO write-downs	1,756	1,968
Rehab tax credit projects	5,620	5,192
Mortgage repurchase obligation	333	340
Self-funded health plan	632	603
Other	1,463	1,352
Gross deferred tax assets	78,485	55,937
Valuation allowance	(9,870)	(9,050)
Gross deferred tax assets	$68,615	$46,887

Deferred tax liabilities:
Securities	(452)	—
Premises, furniture and equipment	(9,284)	(9,375)
Tax bad debt reserves	(13)	(18)
Purchase accounting	(3,496)	(4,498)
Prepaid expenses	(881)	(301)
Mortgage servicing rights	(13,956)	(13,441)
Deferred loan fees	(3,804)	(2,257)
Other	(379)	(414)
Gross deferred tax liabilities	$(32,265)	$(30,304)
Net deferred tax asset	$36,350	$16,583

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and the deferred tax assets and liabilities related to net unrealized gains (losses) on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income.

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $34.1 million at December 31, 2016, and $24.0 million at December 31, 2015. The associated deferred tax asset was $11.9 million at December 31, 2016, and $8.4 million at December 31, 2015. These net carryforwards expire during the period from December 31, 2027, through December 31, 2036, and are subject to an annual limitation of approximately $4.7 million. Net operating loss carryforwards for state income tax purposes were approximately $105.6 million at December 31, 2016, and $90.6 million at December 31, 2015. The associated deferred tax asset, net of federal tax, was $5.7 million at December 31, 2016, and $5.1 million at December 31, 2015. These carryforwards have begun to expire and will continue to do so until December 31, 2036.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $4.5 million at December 31, 2016, and $4.0 million at December 31, 2015. During both 2016 and 2015, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $5.4 million at December 31, 2016, and $5.1 million at December 31, 2015.

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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2016, 2015, and 2014, (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) are as follows, in thousands:

	2016	2015	2014
Computed "expected" tax on net income	$40,917	$28,329	$19,249
Increase (decrease) resulting from:
Nontaxable interest income	(7,960)	(6,293)	(6,246)
State income taxes, net of federal tax benefit	4,768	3,954	2,964
Tax credits	(1,375)	(5,975)	(3,819)
Valuation allowance	368	1,525	853
Other	(162)	(642)	95
Income taxes	$36,556	$20,898	$13,096
Effective tax rates	31.3%	25.8%	23.8%

Heartland's income taxes included solar energy credits totaling $160,000 during 2016 and federal historic rehabilitation tax credits totaling $5.4 million during 2015 and $3.1 million during 2014. Additionally, investments in certain low-income housing partnerships totaled $8.8 million at December 31, 2016, $10.4 million at December 31, 2015, and $4.0 million at December 31, 2014. These investments generated federal low-income housing tax credits of $1.2 million for the year ended December 31, 2016, $581,000 for the year ended December 31, 2015, and $755,000 for the year ended December 31, 2014. These investments are expected to generate federal low-income housing tax credits of approximately $1.2 million for 2017 through 2018, $1.1 million for 2019, $777,000 for 2020, $536,000 for 2021 through 2023, $298,000 for 2024, $81,000 for 2025 and $6,000 for 2026.

On December 31, 2016, the amount of unrecognized tax benefits was $374,000, including $48,000 of accrued interest and penalties. On December 31, 2015, the amount of unrecognized tax benefits was $715,000, including $95,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2016 and 2015, is as follows, in thousands:

	2016	2015
Balance at January 1	$715	$706
Additions for tax positions related to the current year	63	92
Additions for tax positions related to prior years	21	118
Reductions for tax positions related to prior years	(425)	(201)
Balance at December 31	$374	$715

The tax years ended December 31, 2013, and later remain subject to examination by the Internal Revenue Service. During the fourth quarter of 2015, an income tax review by the Internal Revenue Service for the tax year 2014 was initiated on Community Bancorporation of New Mexico, Inc., for which Heartland has received a no change letter. For state purposes, the tax years ended December 31, 2012, and later remain open for examination. During 2015, an income tax review was completed by the Illinois Department of Revenue for the years 2010 and 2011, which resulted in a net tax payment of $29,000. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $3.9 million, $3.5 million, and $2.9 million for 2016, 2015 and 2014, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2016, 2015, and 2014. Costs charged to operating expenses with respect to the matching contributions were $2.9 million, $2.7 million, and $2.1 million for 2016, 2015, and 2014, respectively. Contributions to the defined contribution retirement plan and the employee savings program are limited to a maximum amount of the participant's wages as defined by federal law.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2016 for all non-cancelable leases were as follows, in thousands:

2017	$5,389
2018	4,910
2019	4,552
2020	4,408
2021	4,055
Thereafter	21,936
$45,250

Rental expense for premises and equipment leased under operating leases was $7.4 million, $6.0 million, and $5.5 million for 2016, 2015 and 2014, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. Occupancy expense is presented net of rental income of $986,000, $640,000, and $503,000 for 2016, 2015 and 2014, respectively.

Heartland utilizes a variety of financial instruments in the normal course of business to meet the financial needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include lending related and other commitments as indicated below as well as derivative instruments shown in Note 12, "Derivative Financial Instruments." The Heartland banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2016, and December 31, 2015, commitments to extend credit aggregated $1.57 billion and $1.56 billion, respectively, and standby letters of credit aggregated $46.1 million and $55.4 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $850,000 at both December 31, 2016, and December 31, 2015. Heartland had no new requests for repurchases during 2016 and 2015.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2016, and December 31, 2015, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $140,000 and $89,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2016, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. At December 31, 2016, 561,332 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected in additional paid-in-capital, not taxes payable, was $374,000, and $676,000, for the years ended December 31, 2016, and 2015, respectively.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2016, 2015 and 2014. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of common stock. A summary of the status of Heartland's common stock options as of December 31, 2016, 2015 and 2014, and changes during the years ended December 31, 2016, 2015 and 2014, follows:

	2016		2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	125,950	$24.08	215,851	$23.85	261,936	$23.60
Granted	—	—	—	—	—	—
Exercised	(97,800)	25.59	(86,651)	23.49	(24,334)	20.20
Forfeited	(1,750)	21.10	(3,250)	23.51	(21,751)	24.97
Outstanding at December 31	26,400	$18.60	125,950	$24.08	215,851	$23.85
Options exercisable at December 31	26,400	$18.60	125,950	$24.08	215,851	$23.85

At December 31, 2016, the vested options have a weighted average remaining contractual life of 1.07 years. The intrinsic value for the vested options as of December 31, 2016, was $776,000. The intrinsic value for the total of all options exercised during the year ended December 31, 2016, was $1.2 million. No shares under stock options vested during the year ended December 31, 2016. There were no compensation costs recorded for stock options for the years ended December 31, 2016, 2015, or 2014.

Cash received from options exercised for the year ended December 31, 2016, was $2.5 million. Cash received from options exercised for the year ended December 31, 2015, was $2.0 million.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock, and in the first quarter of 2015, the Compensation Committee granted time-based RSUs with respect to 78,220 shares of common stock to selected officers. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. The time-based RSUs granted in 2016 vest over three years in equal installments on the first, second and third anniversaries of the grant date. The time-based RSUs granted in 2015 vest over five years in three equal installments on the third, fourth and fifth anniversaries of the grant date. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 35,516 shares of common stock in the first quarter of 2016, and 39,075 shares of common stock in the first quarter of 2015. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2016 and December 31, 2015, respectively, and then fully vest two years after the end of the performance period. For the grants awarded in 2016, the portion of the RSUs earned based on performance vest on December 31, 2018, and for the grants awarded in 2015, the portion of the RSUs earned based on performance vest on December 31, 2017, subject to employment on the respective vesting dates. The performance-based RSUs vest to the extent that they are earned upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement).

The Compensation Committee also granted performance-based RSUs with respect to 11,408 shares of common stock in the first quarter of 2016. These performance-based RSUs will be earned based upon satisfaction of performance targets for the 3 year performance period ended December 31, 2018. These performance-based RSUs will vest in 2019 after measurement of performance in relation to the performance targets.

Upon death, disability or a "qualified retirement," all performance based RSUs granted in 2016 remain outstanding and are earned based on actual performance at the end of each performance period. All RSUs granted on or after March 8, 2016, become fully vested upon a change in control if (1) they are not assumed by the successor corporation or (2) upon an involuntary termination of the participant's employment within two years after the change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and will not be entitled to dividends until vested.

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the year ended December 31, 2016, 24,153 RSUs were granted to these participants in the Plan. During the years ended December 31, 2015 and 2014, 22,648 and 31,725 RSUs, respectively, were granted in connection with employment agreements or to board members. The related compensation expense recorded for these grants was $652,000, $665,000, and $442,000 for the respective years.

A summary of the status of RSUs as of December 31, 2016, 2015 and 2014, and changes during the years ended December 31, 2016, 2015, and 2014, follows:

	2016		2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	353,195	$25.53	396,555	$21.48	353,070	$18.48
Granted	143,721	29.75	139,943	28.90	131,560	26.71
Vested	(126,614)	23.83	(152,981)	18.54	(73,554)	16.65
Forfeited	(23,485)	29.80	(30,322)	23.38	(14,521)	20.48
Outstanding at December 31	346,817	$27.61	353,195	$25.53	396,555	$21.48

The total fair value of shares under RSUs that vested during the year ended December 31, 2016, was $3.6 million. Total compensation costs recorded for RSUs were $2.6 million, $2.6 million and $2.9 million, for 2016, 2015 and 2014, respectively. As of December 31, 2016, there were $2.9 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2019.

Employee Stock Purchase Plan
Heartland maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2016, 467,755 shares remain available for purchase.

For the year ended December 31, 2016, 32,245 shares were purchased under the ESPP. For the year ended December 31, 2015, 28,788 shares were purchased under the ESPP. For the year ended December 31, 2014, 21,679 shares were purchased under the ESPP. Under ASC Topic 718, compensation expense related to the ESPP of $183,000 was recorded in 2016, $58,000 was recorded in 2015, and $32,000 was recorded in 2014 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

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

The Rights separate from the common stock and become exercisable only on the tenth day (the "Distribution Date") following the earlier of (i) a public announcement that a person or group of affiliated or associated persons (subject to certain exclusions, "Acquiring Persons") has commenced an offer to acquire "beneficial ownership" of 15% or more of Heartland's outstanding common stock, or (ii) actual acquisition of this level of beneficial ownership.

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

EIGHTEEN
CAPITAL ISSUANCE AND REDEMPTION

Common Stock
For a description of the issuance of shares of Heartland common stock in connection with acquisitions, see Note 2, "Acquisitions," of the consolidated financial statements.

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

On March 15, 2016, Heartland redeemed all of the 81,698 shares of its Series C Preferred Stock issued to Treasury. The aggregate redemption price was $81.9 million, including dividends accrued but unpaid through the redemption date. The redemption terminated Heartland's participation in the Small Business Lending Fund program.

The Series C Preferred Stock qualified as Tier 1 capital for Heartland. Non-cumulative dividends were payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate was calculated as a percentage of the aggregate Series C Liquidation Amount of the outstanding Series C Preferred Stock and was based on changes in the level of Qualified Small Business Lending ("QSBL"). Based upon Heartland's level of QSBL compared to the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5.00%. Because of increases in the QSBL, the dividend rate on Heartland's $81.7 million of Series C Preferred Stock declined from 5.00% to 2.00% for the first quarter of 2013 and was reduced to 1.00% through March 15, 2016.

Series D Preferred Stock
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

During the third quarter of 2016, 1,922 shares of the Heartland Series D Preferred Stock were converted to 76,665 shares of Heartland common stock. As of December 31, 2016, 1,078 shares of the Series D Preferred Stock remain outstanding.

Shelf Registration
Heartland filed a universal shelf registration with the SEC to register debt or equity securities on July 29, 2016, in anticipation of the expiration of a previously filed registration statement. This registration statement, which was effective immediately, provides Heartland the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. Under this registration statement, on November 2, 2016, Heartland commenced a public offering of 1,379,690 shares of common stock at $36.24 per share, and the offering closed on November 8, 2016. The offering resulted in net proceeds of approximately $49.7 million after deducting estimated offering expenses payable by Heartland. All of the shares of common stock included in the offering are primary shares. Heartland is using the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

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

Under the Basel III Capital Rules, which were effective January 1, 2015, bank holding companies became subject to a common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) ratio. The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%.

The Basel III Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories. Management believes, as of December 31, 2016 and 2015, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2016 and 2015, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2016 that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)
Consolidated	$887,607	14.01%	$506,865	8.00%	N/A
Dubuque Bank and Trust Company	150,692	12.76	94,494	8.00	$118,117	10.00%
Illinois Bank & Trust	70,808	11.83	47,884	8.00	59,856	10.00
Wisconsin Bank & Trust	109,069	14.35	60,819	8.00	76,024	10.00
New Mexico Bank & Trust	119,246	11.20	85,208	8.00	106,510	10.00
Arizona Bank & Trust	58,741	14.64	32,108	8.00	40,135	10.00
Rocky Mountain Bank	50,188	13.72	29,254	8.00	36,568	10.00
Centennial Bank and Trust	83,615	13.25	50,475	8.00	63,094	10.00
Minnesota Bank & Trust	21,693	11.86	14,628	8.00	18,285	10.00
Morrill & Janes Bank and Trust Company	85,649	12.36	55,433	8.00	69,292	10.00
Premier Valley Bank	66,132	14.44	36,649	8.00	45,811	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$756,056	11.93%	$380,148	6.00%	N/A
Dubuque Bank and Trust Company	140,970	11.93	70,870	6.00	$94,494	8.00%
Illinois Bank & Trust	66,101	11.04	35,913	6.00	47,884	8.00
Wisconsin Bank & Trust	102,523	13.49	45,614	6.00	60,819	8.00
New Mexico Bank & Trust	109,185	10.25	63,906	6.00	85,208	8.00
Arizona Bank & Trust	54,970	13.70	24,081	6.00	32,108	8.00
Rocky Mountain Bank	46,702	12.77	21,941	6.00	29,254	8.00
Centennial Bank and Trust	81,260	12.88	37,857	6.00	50,475	8.00
Minnesota Bank & Trust	20,315	11.11	10,971	6.00	14,628	8.00
Morrill & Janes Bank and Trust Company	78,615	11.35	41,575	6.00	55,433	8.00
Premier Valley Bank	64,735	14.13	27,487	6.00	36,649	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$639,467	10.09%	$285,111	4.50%	N/A
Dubuque Bank and Trust Company	140,970	11.93	53,153	4.50	$76,776	6.50%
Illinois Bank & Trust	66,101	11.04	26,935	4.50	38,906	6.50
Wisconsin Bank & Trust	102,523	13.49	34,211	4.50	49,416	6.50
New Mexico Bank & Trust	109,185	10.25	47,929	4.50	69,231	6.50
Arizona Bank & Trust	54,970	13.70	18,061	4.50	26,088	6.50
Rocky Mountain Bank	46,702	12.77	16,455	4.50	23,769	6.50
Centennial Bank and Trust	81,260	12.88	28,392	4.50	41,011	6.50
Minnesota Bank & Trust	20,315	11.11	8,228	4.50	11,885	6.50
Morrill & Janes Bank and Trust Company	78,615	11.35	31,181	4.50	45,040	6.50
Premier Valley Bank	64,735	14.13	20,615	4.50	29,777	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$756,056	9.28%	$325,894	4.00%	N/A
Dubuque Bank and Trust Company	140,970	9.41	59,896	4.00	$74,870	5.00%
Illinois Bank & Trust	66,101	8.80	30,059	4.00	37,573	5.00
Wisconsin Bank & Trust	102,523	9.96	41,155	4.00	51,443	5.00
New Mexico Bank & Trust	109,185	8.16	53,529	4.00	66,911	5.00
Arizona Bank & Trust	54,970	9.59	22,922	4.00	28,653	5.00
Rocky Mountain Bank	46,702	9.79	19,078	4.00	23,848	5.00
Centennial Bank and Trust	81,260	9.33	34,827	4.00	43,534	5.00
Minnesota Bank & Trust	20,315	8.72	9,315	4.00	11,644	5.00
Morrill & Janes Bank and Trust Company	78,615	9.12	34,463	4.00	43,079	5.00
Premier Valley Bank	64,735	10.91	23,729	4.00	29,661	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total Capital (to Risk-Weighted Assets)
Consolidated	$812,568	13.74%	$473,282	8.00%	N/A
Dubuque Bank and Trust Company	149,699	11.92	100,489	8.00	$125,612	10.00%
Illinois Bank & Trust	68,155	11.71	46,579	8.00	58,224	10.00
Wisconsin Bank & Trust	108,739	12.75	68,229	8.00	85,286	10.00
New Mexico Bank & Trust	108,878	11.18	77,944	8.00	97,430	10.00
Arizona Bank & Trust	54,026	12.66	34,141	8.00	42,677	10.00
Rocky Mountain Bank	48,543	12.14	31,989	8.00	39,987	10.00
Centennial Bank and Trust(1)	14,324	11.26	10,180	8.00	12,725	10.00
Minnesota Bank & Trust	19,129	11.14	13,740	8.00	17,175	10.00
Morrill & Janes Bank and Trust Company	78,265	11.58	54,057	8.00	67,571	10.00
Premier Valley Bank	59,729	12.29	38,572	8.00	48,215	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$683,706	11.56%	$354,980	6.00%	N/A
Dubuque Bank and Trust Company	139,487	11.10	75,367	6.00	$100,489	8.00%
Illinois Bank & Trust	62,436	10.72	34,934	6.00	46,579	8.00
Wisconsin Bank & Trust	102,643	12.04	51,171	6.00	68,229	8.00
New Mexico Bank & Trust	101,174	10.38	58,458	6.00	77,944	8.00
Arizona Bank & Trust	50,608	11.86	25,606	6.00	34,141	8.00
Rocky Mountain Bank	45,255	11.32	23,992	6.00	31,989	8.00
Centennial Bank and Trust(1)	13,410	10.54	7,635	6.00	10,180	8.00
Minnesota Bank & Trust	17,621	10.26	10,305	6.00	13,740	8.00
Morrill & Janes Bank and Trust Company	72,387	10.71	40,543	6.00	54,057	8.00
Premier Valley Bank	59,144	12.27	28,929	6.00	38,572	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$487,132	8.23%	$266,324	4.50%	N/A
Dubuque Bank and Trust Company	139,487	11.10	56,525	4.50	$81,648	6.50%
Illinois Bank & Trust	62,436	10.72	26,201	4.50	37,846	6.50
Wisconsin Bank & Trust	102,643	12.04	38,379	4.50	55,436	6.50
New Mexico Bank & Trust	101,174	10.38	43,844	4.50	63,330	6.50
Arizona Bank & Trust	50,608	11.86	19,204	4.50	27,740	6.50
Rocky Mountain Bank	45,255	11.32	17,994	4.50	25,991	6.50
Centennial Bank and Trust(1)	13,410	10.54	5,726	4.50	8,271	6.50
Minnesota Bank & Trust	17,621	10.26	7,729	4.50	11,163	6.50
Morrill & Janes Bank and Trust Company	72,387	10.71	30,407	4.50	43,921	6.50
Premier Valley Bank	59,144	12.27	21,697	4.50	31,339	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$683,706	9.58%	$285,606	4.00%	N/A
Dubuque Bank and Trust Company	139,487	9.08	61,456	4.00	$76,820	5.00%
Illinois Bank & Trust	62,436	8.10	30,820	4.00	38,525	5.00
Wisconsin Bank & Trust	102,643	9.48	43,312	4.00	54,141	5.00
New Mexico Bank & Trust	101,174	7.76	52,167	4.00	65,209	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Tier 1 Capital (to Average Assets)
Arizona Bank & Trust	$50,608	8.50%	$23,802	4.00%	$29,752	5.00%
Rocky Mountain Bank	45,255	9.24	19,589	4.00	24,486	5.00
Centennial Bank and Trust(1)	13,410	8.67	6,190	4.00	7,738	5.00
Minnesota Bank & Trust	17,621	8.72	8,082	4.00	10,102	5.00
Morrill & Janes Bank and Trust Company	72,387	8.07	35,869	4.00	44,836	5.00
Premier Valley Bank	59,144	8.48	27,890	4.00	34,863	5.00

(1) Summit Bank & Trust changed its name to Centennial Bank and Trust upon the acquisition of CIC Bancshares, Inc., on February 5, 2016.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Bank Subsidiaries, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $308.9 million as of December 31, 2016, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $182.1 million as of December 31, 2016, under the capital requirements to remain well capitalized.

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are only recorded at fair value to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds, equity securities and corporate debt securities. The Level 3 securities consist primarily of Z tranche mortgage-backed securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for a sample of securities to validate the pricing from Heartland's primary pricing service.

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

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016, and December 31, 2015, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016, and December 31, 2015, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,700	$517	$4,183	$—
Mortgage-backed securities	1,290,500	—	1,288,276	2,224
Obligations of states and political subdivisions	536,144	—	536,144	—
Corporate debt securities	—	—	—	—
Equity securities	14,520	—	14,520	—
Derivative financial instruments(1)	3,222	—	3,222	—
Interest rate lock commitments	2,790	—	—	2,790
Forward commitments	2,546	—	2,546	—
Total assets at fair value	$1,854,422	$517	$1,848,891	$5,014
Liabilities
Derivative financial instruments(2)	$7,027	$—	$7,027	$—
Forward commitments	266	—	266	—
Total liabilities at fair value	$7,293	$—	$7,293	$—
December 31, 2015
Assets
Securities available for sale
U.S. government corporations and agencies	$25,766	$519	$25,247	$—
Mortgage-backed securities	1,242,702	—	1,240,663	2,039
Obligations of states and political subdivisions	295,982	—	295,982	—
Corporate debt securities	846	—	—	846
Equity securities	13,138	—	13,138	—
Derivative financial instruments(1)	2,237	—	2,237	—
Interest rate lock commitments	3,168	—	—	3,168
Forward commitments	523	—	523	—
Total assets at fair value	$1,584,362	$519	$1,577,790	$6,053
Liabilities
Derivative financial instruments(2)	$8,401	$—	$8,401	$—
Forward commitments	315	—	315	—
Total liabilities at fair value	$8,716	$—	$8,716	$—

(1) Includes embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$1,683	$—	$—	$1,683	$41
Commercial real estate	3,026	—	—	3,026	527
Agricultural and agricultural real estate	1,955	—	—	1,955	—
Residential real estate	3,565	—	—	3,565	85
Consumer	1,193	—	—	1,193	—
Total collateral dependent impaired loans	$11,422	$—	$—	$11,422	$653
Other real estate owned	$9,744	$—	$—	$9,744	$1,341
Premises, furniture and equipment held for sale	$414	$—	$—	$414	$35
Commercial servicing rights	$326	$—	$—	$326	$33

	Fair Value Measurements at December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses
Collateral dependent impaired loans:
Commercial	$597	$—	$—	$597	$82
Commercial real estate	1,522	—	—	1,522	86
Agricultural and agricultural real estate	—	—	—	—	—
Residential real estate	2,330	—	—	2,330	104
Consumer	1,905	—	—	1,905	—
Total collateral dependent impaired loans	$6,354	$—	$—	$6,354	$272
Other real estate owned	$11,524	$—	$—	$11,524	$5,520
Premises, furniture and equipment held for sale	$3,889	$—	$—	$3,889	$—
Commercial servicing rights	$—	$—	$—	$—	$—

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,224	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	21.77 - 37.62% (33.11%)
			Actual deferrals	10.44 - 26.29% (14.81%)
Corporate debt securities	—	Discounted cash flows	Bank analysis	(1)

Interest rate lock commitments	2,790	Discounted cash flows	Closing ratio	0 - 99% (89%)(2)
Premises, furniture and equipment held for sale	414	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(5)
Other real estate owned	9,744	Modified appraised value	Third party appraisal	(3)
			Appraisal discounts	0-10%
Commercial servicing rights	326	Discounted cash flows	Third party valuation	(4)

Collateral dependent impaired loans:
Commercial	1,683	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(5)
Commercial real estate	3,026	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-7%(5)
Agricultural and agricultural real estate	1,955	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(5)
Residential real estate	3,565	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(5)
Consumer	1,193	Modified appraised value	Third party valuation	(3)
			Valuation discount	0-11%(5)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Rating Methodology. The analysis takes into consideration various performance metrics as well as yield on debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio at December 31, 2016, was 89%.

(3) Third party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.

(4) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.
(5) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

	Fair Value at 12/31/15	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,039	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	22.20 - 33.55% (30.60%)
			Actual deferrals	10.75 - 21.82% (13.36%)
Corporate debt securities	846	Discounted cash flows	Bank analysis	(1)

Interest rate lock commitments	3,168	Discounted cash flows	Closing ratio	0 - 99% (86%)(2)

Premises, furniture and equipment held for sale	3,889	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(5)
Other real estate owned	11,524	Modified appraised value	Third party appraisal	(3)
			Appraisal discounts	0-10%(5)
Commercial servicing rights	—	Discounted cash flows	Third party valuation	(4)

Collateral dependent impaired loans:
Commercial	597	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-16%(5)
Commercial real estate	1,522	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-12%(5)
Agricultural and agricultural real estate	—	Modified appraised value	Third party appraisal	(3)
			Appraisal discount
Residential real estate	2,330	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-11%(5)
Consumer	1,905	Modified appraised value	Third party valuation	(3)
			Valuation discount	0-8%(5)

(1) The unobservable input is the bank analysis market using Moody's Global Bank Methodology. The analysis takes into consideration various performance metrics as well as yield on the debt securities and credit risk analysis.

(2) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio at December 31, 2015, was 86%.

(3) Third party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.

(4) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.
(5) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

The changes in fair value of the Z-TRANCHE, a Level 3 asset that is measured at fair value on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2016	December 31, 2015
Balance at January 1,	$2,039	$4,947
Total gains (losses), net:
Included in earnings	—	(3,038)
Included in other comprehensive income	185	982
Purchases, issuances, sales and settlements:
Purchases	—	6
Sales	—	(736)
Settlements	—	(122)
Balance at period end,	$2,224	$2,039

The changes in fair value of the corporate debt securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2016	December 31, 2015
Balance at January 1,	$846	$—
Total gains (losses), net:
Included in earnings	56	—
Included in other comprehensive income	(106)	106
Purchases, issuances, sales and settlements:
Purchases	—	—
Acquired	—	740
Sales	(796)	—
Settlements	—	—
Balance at period end,	$—	$846

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2016	December 31, 2015
Balance at January 1,	$3,168	$2,496
Total gains (losses), net, included in earnings	(1,564)	288
Issuances	5,373	5,428
Settlements	(4,187)	(5,044)
Balance at period end,	$2,790	$3,168

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2016, and December 31, 2015, were $2.8 million and $3.2 million, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2016, and December 31, 2015, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,724	$158,724	$158,724	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,845,864	1,845,864	517	1,843,123	2,224
Held to maturity	263,662	274,799	—	274,799	—
Other investments	21,560	21,560	—	21,365	195
Loans held for sale	61,261	61,261	—	61,261	—
Loans, net:
Commercial	1,272,089	1,258,754	—	1,257,071	1,683
Commercial real estate	2,513,446	2,506,858	—	2,503,832	3,026
Agricultural and agricultural real estate	485,820	487,001	—	485,046	1,955
Residential real estate	614,207	604,233	—	600,668	3,565
Consumer	411,833	414,266	—	413,073	1,193
Total Loans, net	5,297,395	5,271,112	—	5,259,690	11,422
Derivative financial instruments(1)	3,222	3,222	—	3,222	—
Interest rate lock commitments	2,790	2,790	—	—	2,790
Forward commitments	2,546	2,546	—	2,546	—
Financial liabilities:
Deposits
Demand deposits	2,202,036	2,202,036	—	2,202,036	—
Savings deposits	3,788,089	3,788,089	—	3,788,089	—
Time deposits	857,286	857,286	—	857,286	—
Short term borrowings	306,459	306,459	—	306,459	—
Other borrowings	288,534	288,534	—	288,534	—
Derivative financial instruments(2)	7,027	7,027	—	7,027	—
Forward commitments	266	266	—	266	—

(1) Includes cash flow hedges, embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$258,799	$258,799	$258,799	$—	$—
Time deposits in other financial institutions	2,355	2,355	2,355	—	—
Securities:
Available for sale	1,578,434	1,578,434	519	1,575,030	2,885
Held to maturity	279,117	294,513	—	294,513	—
Other investments	21,443	21,443	—	21,208	235
Loans held for sale	74,783	74,783	—	74,783	—
Loans, net:
Commercial	1,262,612	1,257,355		1,256,758	597
Commercial real estate	2,305,908	2,304,716	—	2,303,194	1,522
Agricultural and agricultural real estate	468,533	469,485	—	469,485	—
Residential real estate	536,190	531,931	—	529,601	2,330
Consumer	379,558	382,579	—	380,674	1,905
Total Loans, net	4,952,801	4,946,066	—	4,939,712	6,354
Derivative financial instruments(1)	2,237	2,237	—	2,237	—
Interest rate lock commitments	3,168	3,168	—	—	3,168
Forward commitments	523	523	—	523	—
Financial liabilities:
Deposits
Demand deposits	1,914,141	1,914,141	—	1,914,141	—
Savings deposits	3,367,479	3,367,479	—	3,367,479	—
Time deposits	1,124,203	1,124,203	—	1,124,203	—
Short term borrowings	293,898	293,898	—	293,898	—
Other borrowings	263,214	281,271	—	281,271	—
Derivative financial instruments(2)	8,401	8,401	—	8,401	—
Forward commitments	315	315	—	315	—

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

The following table presents the financial information from Heartland's operating segments for the years ending December 31, 2016, December 31, 2015, and December 31, 2014, in thousands.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2016
Net Interest Income	$290,088	$4,578	$294,666
Provision for loan losses	11,694	—	11,694
Total noninterest income	74,145	39,456	113,601
Total noninterest expense	237,198	42,470	279,668
Income (loss) before income taxes	$115,341	$1,564	$116,905

December 31, 2015
Net Interest Income	$228,422	$5,576	$233,998
Provision for loan losses	12,697	—	12,697
Total noninterest income	65,414	45,271	110,685
Total noninterest expense	201,063	49,983	251,046
Income (loss) before income taxes	$80,076	$864	$80,940

December 31, 2014
Net Interest Income	$200,394	$2,679	$203,073
Provision for loan losses	14,501	—	14,501
Total noninterest income	48,330	33,894	82,224
Total noninterest expense	172,392	43,408	215,800
Income (loss) before income taxes	$61,831	$(6,835)	$54,996

Segment Assets
December 31, 2016	$8,149,465	$97,614	$8,247,079
December 31, 2015	7,585,130	109,624	7,694,754
December 31, 2014	5,951,325	100,487	6,051,812

Average Loans, Net of Unearned
December 31, 2016	$5,418,169	$69,943	$5,488,112
December 31, 2015	4,466,528	84,480	4,551,008
December 31, 2014	3,679,908	64,922	3,744,830

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2016	2015
Assets:
Cash and interest bearing deposits	$65,007	$85,327
Securities available for sale	2,224	2,039
Other investments, at cost	195	235
Investment in subsidiaries	901,310	789,244
Other assets	26,154	26,102
Due from subsidiaries	6,000	6,000
Total assets	$1,000,890	$908,947
Liabilities and stockholders’ equity:
Short-term borrowings	$—	$15,000
Other borrowings	249,245	213,580
Accrued expenses and other liabilities	10,729	17,194
Total liabilities	259,974	245,774
Stockholders’ equity:
Preferred stock	1,357	81,698
Common stock	26,120	22,436
Capital surplus	328,376	216,436
Retained earnings	416,109	348,630
Accumulated other comprehensive income (loss)	(31,046)	(6,027)
Treasury stock	—	—
Total stockholders’ equity	740,916	663,173
Total liabilities and stockholders’ equity	$1,000,890	$908,947

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Operating revenues:
Dividends from subsidiaries	$55,250	$70,000	$47,485
Securities gains, net	54	3,038	—
Gain (loss) on trading account securities	—	—	(38)
Other	1,712	712	640
Total operating revenues	57,016	73,750	48,087
Operating expenses:
Interest	13,840	12,996	10,052
Salaries and employee benefits	3,044	5,028	5,584
Professional fees	2,487	4,735	3,406
Other operating expenses	2,664	4,234	2,173
Total operating expenses	22,035	26,993	21,215
Equity in undistributed earnings	37,926	2,570	6,749
Income before income tax benefit	72,907	49,327	33,621
Income tax benefit	7,442	10,715	8,279
Net income	80,349	60,042	41,900
Preferred dividends	(292)	(817)	(817)
Interest expense on convertible preferred debt	51	—	$—
Net income available to common stockholders	$80,108	$59,225	$41,083

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$80,349	$60,042	$41,900
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiaries	(37,926)	(2,570)	(6,749)
Security gains, net	(54)	(3,038)	—
Increase (decrease) in accrued expenses and other liabilities	(7,039)	4,550	1,678
(Increase) decrease in other assets	1,948	(7,379)	14,135
(Increase) decrease in trading account securities	—	—	1,801
Other, net	4,892	5,014	2,962
Net cash provided by operating activities	42,170	56,619	55,727
Cash flows from investing activities:
Capital contributions to subsidiaries	(18,000)	(114,602)	(6,735)
Proceeds from sales of available for sale securities	—	3,774	—
Proceeds from the maturity of and principal paydowns on other investments	—	619	—
Proceeds from sale of other investments	94	—	—
Net assets acquired	(14,587)	44,066	—
Net cash used by investing activities	(32,493)	(66,143)	(6,735)
Cash flows from financing activities:
Proceeds from borrowings	40,000	15,000	73,950
Repayments of borrowings	(26,280)	(35,557)	(9,162)
Redemption of preferred stock	(81,698)	—	—
Cash dividends paid	(12,870)	(10,176)	(8,203)
Purchase of treasury stock	(3,719)	(2,987)	(899)
Excess tax benefits on exercised stock options	374	676	124
Proceeds from issuance of common stock	54,196	3,508	1,673
Net cash provided (used) by financing activities	(29,997)	(29,536)	57,483
Net increase (decrease) in cash and cash equivalents	(20,320)	(39,060)	106,475
Cash and cash equivalents at beginning of year	85,327	124,387	17,912
Cash and cash equivalents at end of year	$65,007	$85,327	$124,387
Supplemental disclosure:
Conversion of convertible debt to common stock	$1,442	$—	$—
Conversion of Series D preferred stock to common stock	$2,420	$—	$—
Stock consideration granted for acquisition	$57,433	$120,070	$—

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2016	December 31	September 30	June 30	March 31
Net interest income	$75,160	$73,681	$73,118	$72,707
Provision for loan losses	2,181	5,328	2,118	2,067
Net interest income after provision for loan losses	72,979	68,353	71,000	70,640
Noninterest income	24,455	28,542	31,026	29,578
Noninterest expense	69,912	68,427	71,020	70,309
Income taxes	8,360	8,260	10,036	9,900
Net income	19,162	20,208	20,970	20,009
Preferred dividends	(19)	(53)	(52)	(168)
Interest expense on convertible preferred debt	3	17	31	—
Net income available to common stockholders	19,146	20,172	20,949	19,841

Per share:
Earnings per share-basic	$0.75	$0.82	$0.85	$0.84
Earnings per share-diluted	0.74	0.81	0.84	0.82
Cash dividends declared on common stock	0.20	0.10	0.10	0.10
Book value per common share	28.31	28.48	27.88	27.15
Weighted average common shares outstanding	25,498,423	24,601,016	24,524,273	23,657,234
Weighted average diluted common shares outstanding	25,800,472	24,922,946	24,974,995	24,117,384

(Dollars in thousands, except per share data)
2015	December 31	September 30	June 30	March 31
Net interest income	$62,700	$59,724	$57,644	$53,930
Provision for loan losses	2,171	3,181	5,674	1,671
Net interest income after provision for loan losses	60,529	56,543	51,970	52,259
Noninterest income	24,381	24,980	30,661	30,663
Noninterest expense	65,954	61,996	63,482	59,614
Income taxes	4,365	4,945	3,989	7,599
Net income	14,591	14,582	15,160	15,709
Preferred dividends	(204)	(205)	(204)	(204)
Interest expense on convertible preferred debt	—	—	—	—
Net income available to common stockholders	14,387	14,377	14,956	15,505

Per share:
Earnings per share-basic	$0.68	$0.70	$0.73	$0.77
Earnings per share-diluted	0.67	0.69	0.72	0.76
Cash dividends declared on common stock	0.15	0.10	0.10	0.10
Book value per common share	25.92	24.68	24.13	23.59
Weighted average common shares outstanding	21,232,232	20,619,945	20,598,899	20,214,582
Weighted average diluted common shares outstanding	21,419,699	20,893,312	20,877,236	20,493,266

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heartland Financial USA, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Des Moines, Iowa
March 1, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2016, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heartland Financial USA, Inc.:
We have audited Heartland Financial USA, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heartland Financial USA, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Heartland Financial USA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

Des Moines, Iowa
March 1, 2017

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2017 Annual Meeting of Stockholders to be held on May 17, 2017, (the "2017 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2017 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee", "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2017 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2016:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	26,400	$18.60	1,029,087(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	26,400	$18.60	1,029,087

(1) Includes 561,332 shares available for use under the Heartland 2012 Long-Term Incentive Plan as Amended and Restated and 467,755 shares available for use under the 2016 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2017 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2017 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.
Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller
Lynn B. Fuller
Chairman and Chief Executive Officer

Date:    March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2017.

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

4.4
Form of Stock Certificate for 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

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

10.5	(1)	Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on May 19, 2005).

10.6	(1)
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

10.8
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.9
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.10	(1)
Heartland Financial USA, Inc. Policy on Director Fees and Policy on Expense Reimbursement For Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2007).

10.11	(1)
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

10.12	(1)
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

10.14	(1)
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

10.17		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.18
ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.19
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

10.21
Repurchase Document between Heartland Financial USA, Inc. and the United States Department of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on September 15, 2011).

10.22
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

10.26	(1)
Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.27	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.28
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

10.31
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

10.32	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller (compensation multiple of 2 and health benefits term of 18 months); Bruce K. Lee (compensation multiple of 1.5 and health benefits term of 18 months); Steve Braden, Michael J. Coyle, Brian J. Fox, Douglas J. Horstmann, Kelly J. Johnson, Bryan R. McKeag, Mark G. Murtha, Rodney Sloan, Andrew E.Townsend and Frank E. Walter (compensation multiple of 1 and health benefits term of 12 months) dated as of January 1, 2015 (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 13, 2015).

10.33
Agreement and Plan of Merger among Heartland Financial USA, Inc., Premier Valley Bank and, following its organization, PV Acquisition Bank dated May 28, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2015).

10.34
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015) and Change in Terms Agreement dated December 15, 2015 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.35
Merger Agreement among Heartland Financial USA, Inc., CIC Bancshares, Inc. and Kevin W. Ahern, as Security Holders' Representative, dated October 22, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2015).

10.36
Promissory Note between Heartland Financial USA, Inc. and Bankers Trust Company dated December 15, 2015 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.37
Form of 6.5% subordinated Notes Due 2019, of CIC Bancshares, Inc. and Form of Amendment to, and Assumption of Obligations under 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.38	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2016).

10.39	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2016).

10.40	(1)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2016).

10.41	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.42	(1)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.43
Promissory Note and Third Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.44
Promissory Note and Fourth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.45
Promissory Note and Fifth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated July 20, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.46
Underwriting Agreement between Heartland Financial USA, Inc. and Raymond James & Associates, Inc. dated November 2, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on November 8, 2016).

10.47	(2)	Agreement and Plan of Merger between Heartland Financial USA, Inc. and Citywide Banks of Colorado, Inc. dated February 13, 2017.

11	(2)	Computation of Per Share Earnings

21.1	(2)	Subsidiaries of the Registrant

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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