Form 10-Q
period 2017-03-31
HEARTLAND FINANCIAL USA INC
filed 2017-05-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 3, 2017, the Registrant had outstanding 26,674,871 shares of common stock, $1.00 par value per share.

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
10.1 Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2 Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.3 Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Cash and due from banks	$129,386	$151,290
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	43,765	7,434
Cash and cash equivalents	173,151	158,724
Time deposits in other financial institutions	41,539	2,105
Securities:
Available for sale, at fair value (cost of $1,938,457 at March 31, 2017, and $1,893,947 at December 31, 2016)	1,893,528	1,845,864
Held to maturity, at cost (fair value of $272,797 at March 31, 2017, and $274,799 at December 31, 2016)	260,616	263,662
Other investments, at cost	21,557	21,560
Loans held for sale	49,009	61,261
Loans receivable:
Held to maturity	5,361,604	5,351,719
Allowance for loan losses	(54,999)	(54,324)
Loans receivable, net	5,306,605	5,297,395
Premises, furniture and equipment, net	164,183	163,614
Premises, furniture and equipment held for sale	1,242	414
Other real estate, net	11,188	9,744
Goodwill	141,461	127,699
Core deposit intangibles and customer relationship intangibles, net	24,068	22,775
Servicing rights, net	35,441	35,778
Cash surrender value on life insurance	117,613	112,615
Other assets	120,644	123,869
TOTAL ASSETS	$8,361,845	$8,247,079
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$2,319,256	$2,202,036
Savings	3,940,146	3,788,089
Time	830,459	857,286
Total deposits	7,089,861	6,847,411
Short-term borrowings	155,025	306,459
Other borrowings	282,051	288,534
Accrued expenses and other liabilities	53,596	63,759
TOTAL LIABILITIES	7,580,533	7,506,163
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorize 17,604 shares; none issued or outstanding at both March 31, 2017, and December 31, 2016)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2017, and December 31, 2016)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2017, and December 31, 2016, none issued or outstanding at both March 31, 2017, and December 31, 2016)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2017, and December 31, 2016; 745 shares issued and outstanding at March 31, 2017, and 1,078 shares issued and outstanding at December 31, 2016)	938	1,357
Common stock (par value $1 per share; 30,000,000 shares authorized at both March 31, 2017, and December 31, 2016; issued 26,674,121 shares at March 31, 2017, and 26,119,929 shares at December 31, 2016)	26,674	26,120
Capital surplus	351,423	328,376
Retained earnings	431,219	416,109
Accumulated other comprehensive income (loss)	(28,942)	(31,046)
Treasury stock at cost (0 shares at both March 31, 2017, and December 31, 2016)	—	—
TOTAL STOCKHOLDERS' EQUITY	781,312	740,916
TOTAL LIABILITIES AND EQUITY	$8,361,845	$8,247,079

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
INTEREST INCOME:
Interest and fees on loans	$66,898	$68,425
Interest on securities:
Taxable	8,253	8,644
Nontaxable	5,191	3,510
Interest on federal funds sold	—	10
Interest on interest bearing deposits in other financial institutions	209	95
TOTAL INTEREST INCOME	80,551	80,684
INTEREST EXPENSE:
Interest on deposits	3,730	4,173
Interest on short-term borrowings	137	329
Interest on other borrowings (includes $397 and $506 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, respectively)	3,656	3,475
TOTAL INTEREST EXPENSE	7,523	7,977
NET INTEREST INCOME	73,028	72,707
Provision for loan losses	3,641	2,067
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	69,387	70,640
NONINTEREST INCOME:
Service charges and fees	9,457	7,162
Loan servicing income	1,724	1,268
Trust fees	3,631	3,813
Brokerage and insurance commissions	1,036	1,022
Securities gains, net (includes $2,482 and $3,756 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, respectively)	2,482	3,526
Net gains on sale of loans held for sale	6,147	11,065
Valuation allowance on commercial servicing rights	5	—
Income on bank owned life insurance	617	522
Other noninterest income	794	1,200
TOTAL NONINTEREST INCOME	25,893	29,578
NONINTEREST EXPENSES:
Salaries and employee benefits	41,767	41,714
Occupancy	5,073	5,003
Furniture and equipment	2,501	2,113
Professional fees	8,309	7,010
FDIC insurance assessments	807	1,168
Advertising	2,424	1,284
Core deposit intangibles and customer relationship intangibles amortization	1,171	1,895
Other real estate and loan collection expenses	828	572
Loss on sales/valuations of assets, net	412	313
Other noninterest expenses	8,448	9,237
TOTAL NONINTEREST EXPENSES	71,740	70,309
INCOME BEFORE INCOME TAXES	23,540	29,909
Income taxes (includes $778 and $1,212 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2017 and 2016, respectively)	5,530	9,900
NET INCOME	18,010	20,009
Preferred dividends	(19)	(168)
Interest expense on convertible preferred debt	5	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,996	$19,841
EARNINGS PER COMMON SHARE - BASIC	$0.68	$0.84
EARNINGS PER COMMON SHARE - DILUTED	$0.68	$0.82
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
NET INCOME	$18,010	$20,009
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	5,379	20,067
Reclassification adjustment for net gains realized in net income	(2,482)	(3,756)
Net change in non-credit related other than temporary impairment	—	7
Income taxes	(1,111)	(6,524)
Other comprehensive income on securities	1,786	9,794
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	136	(3,423)
Reclassification adjustment for net losses on derivatives realized in net income	397	506
Income taxes	(215)	1,074
Other comprehensive income (loss) on cash flow hedges	318	(1,843)
Other comprehensive income	2,104	7,951
TOTAL COMPREHENSIVE INCOME	$20,114	$27,960

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,010	$20,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,023	7,713
Provision for loan losses	3,641	2,067
Net amortization of premium on securities	7,226	7,846
Securities gains, net	(2,482)	(3,526)
Stock based compensation	1,782	1,087
Write downs and losses on sales of assets, net	412	313
Loans originated for sale	(164,324)	(227,823)
Proceeds on sales of loans held for sale	180,404	234,516
Net gains on sale of loans held for sale	(3,828)	(8,475)
Decrease in accrued interest receivable	93	787
Decrease in prepaid expenses	84	598
Increase in accrued interest payable	825	637
Capitalization of servicing rights	(2,226)	(2,590)
Valuation allowance on commercial servicing rights	(5)	—
Net excess tax benefit from stock based compensation	888	1,100
Other, net	(13,767)	(9,855)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,756	24,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	221,637	303,448
Proceeds from the sale of securities held to maturity	—	4,057
Proceeds from the sale of other investments	—	2,830
Proceeds from the redemption of time deposits in other financial institutions	5,867	—
Proceeds from the maturity of and principal paydowns on securities available for sale	47,515	35,379
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,823	3,254
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	3,185	—
Proceeds from the maturity of and principal paydowns on other investments	1,521	—
Purchase of securities available for sale	(312,769)	(362,764)
Purchase of other investments	(968)	(226)
Net decrease in loans	80,916	78,502
Capital expenditures	(3,588)	(898)
Net cash and cash equivalents received in acquisitions	33,698	8,084
Proceeds from the sale of equipment	3	—
Proceeds on sale of OREO and other repossessed assets	585	2,384
NET CASH PROVIDED BY INVESTING ACTIVITIES	$80,425	$74,050

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	22,799	1,098
Net increase in savings deposits	88,767	661
Net decrease in time deposit accounts	(50,612)	(131,373)
Net increase (decrease) in short-term borrowings	(131,068)	1,077
Proceeds from short term FHLB advances	60,939	5,000
Repayments of short term FHLB advances	(81,305)	(10,000)
Repayments of other borrowings	(6,432)	(5,501)
Redemption of preferred stock	—	(81,698)
Purchase of treasury stock	(160)	(1,227)
Proceeds from issuance of common stock	218	563
Dividends paid	(2,900)	(2,625)
NET CASH USED BY FINANCING ACTIVITIES	(99,754)	(224,025)
Net increase (decrease) in cash and cash equivalents	14,427	(125,571)
Cash and cash equivalents at beginning of year	158,724	258,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,151	$133,228
Supplemental disclosures:
Cash paid for income/franchise taxes	$5	$2,305
Cash paid for interest	$6,698	$7,340
Loans transferred to OREO	$2,680	$442
Purchases of securities available for sale, accrued, not paid	$3,654	$—
Sales of securities available for sale, accrued, not settled	$—	$17,189
Conversion of convertible debt to common stock	$167	$—
Conversion of Series D preferred stock to common stock	$419	$—
Stock consideration granted for acquisitions	$22,589	$57,433

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				20,009	7,951		27,960
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Common, $0.10 per share				(2,457)			(2,457)
Redemption of Series C Preferred Stock	(81,698)						(81,698)
Issuance of Series D Preferred Stock	3,777						3,777
Purchase of 20,070 shares of common stock						(1,227)	(1,227)
Issuance of 2,104,305 shares of common stock		2,084	55,787			1,225	59,096
Stock based compensation			1,087				1,087
Balance at March 31, 2016	$3,777	$24,520	$273,310	$366,014	$1,924	$(2)	$669,543
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income				18,010	2,104		20,114
Cash dividends declared:
Series D Preferred, $17.50 per share				(19)			(19)
Common, $0.11 per share				(2,881)			(2,881)
Conversion of Series D preferred stock	(419)						(419)
Purchase of 3,338 shares of common stock						(160)	(160)
Issuance of 557,530 shares of common stock		554	21,265			160	21,979
Stock based compensation			1,782				1,782
Balance at March 31, 2017	$938	$26,674	$351,423	$431,219	$(28,942)	$—	$781,312

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2016, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on March 1, 2017. Accordingly, footnote disclosures which would substantially duplicate the disclosure contained in the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2017	2016
Net income attributable to Heartland	$18,010	$20,009
Preferred dividends	(19)	(168)
Interest expense on convertible preferred debt	5	—
Net income available to common stockholders	$17,996	$19,841
Weighted average common shares outstanding for basic earnings per share	26,335	23,657
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	293	460
Weighted average common shares for diluted earnings per share	26,628	24,117
Earnings per common share — basic	$0.68	$0.84
Earnings per common share — diluted	$0.68	$0.82
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	57

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of March 31, 2017, 507,226 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $888,000 during the three months ended March 31, 2017. Prior to the adoption of ASU 2016-09 on January 1, 2017, $1.1 million of tax benefit related to the exercise, vesting and forfeiture of equity based awards was reflected in additional paid-in-capital during the three months ended March 31, 2016.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2017, the Compensation Committee granted time-based RSUs with respect to 55,665 shares of common stock, and in the first quarter of 2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock to selected officers. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. These time-based RSUs vest over three years in equal installments on the first, second and third anniversaries of the grant date. The time-based RSUs will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 27,570 shares of common stock in the first quarter of 2017, and 35,516 shares of common stock in the first quarter of 2016. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2017, and December 31, 2016, respectively, and then fully vest two years after the end of the performance period. For the grants awarded in 2017, the portion of the RSUs earned based on performance vests on December 31, 2019, and for the grants awarded in 2016, the portion of the RSUs earned based on performance vests on December 31, 2018, subject to employment on the respective vesting dates. The performance-based RSUs vest to the extent that they are earned upon death or disability, upon a change in control or upon a "qualified retirement."

The Compensation Committee also granted three-year performance-based RSUs with respect to 9,032 shares of common stock in the first quarter of 2017, and 11,408 shares of common stock in the first quarter of 2016. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2019 and December 31, 2018, respectively. These performance-based RSUs will vest in 2020 and 2019, respectively, after measurement of performance in relation to the performance targets.

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

The Compensation Committee also grants RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees as incentives. During the three months ended March 31, 2017, and March 31, 2016, 0 and 150 RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2017 and 2016, and changes during the three months ended March 31, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	346,817	$27.61	353,195	$25.53
Granted	92,267	47.50	119,718	29.05
Vested	(103,897)	24.74	(83,982)	20.79
Forfeited	(7,765)	31.03	(2,078)	27.17
Outstanding at March 31	327,422	$34.04	386,853	$27.53

Total compensation costs recorded for RSUs were $1.7 million and $1.1 million for the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, there were $5.4 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2020.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2017 and 2016. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of March 31, 2017 and 2016, and changes during the three months ended March 31, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	26,400	$18.60	125,950	$24.08
Granted	—	—	—	—
Exercised	(5,500)	18.60	(19,750)	21.60
Forfeited	—	—	(1,250)	21.60
Outstanding at March 31	20,900	$18.60	104,950	$24.58
Options exercisable at March 31	20,900	$18.60	104,950	$24.58

At March 31, 2017, the vested options totaled 20,900 shares with a weighted average exercise price of $18.60 per share and a weighted average remaining contractual life of 0.82 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of March 31, 2017, was $655,000. The intrinsic value for the total of all options exercised during the three months ended March 31, 2017, was $161,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $102,000 for the three months ended March 31, 2017, and $427,000 for the three months ended March 31, 2016.

Total compensation costs recorded for options were $0 for both three month periods ended March 31, 2017 and 2016. There are no unrecorded compensation costs related to options at March 31, 2017. No stock options vested during the three-month periods ended March 31, 2017 and 2016.

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC. Based on this evaluation, Heartland has determined that none of these events were required to be recognized or disclosed in the consolidated financial statements and related notes.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period prior to the effective date. An entity that elects early adoption must adopt all of the amendments in the same period. Heartland adopted this ASU on January 1, 2017, as required, using a prospective transition method. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying that guidance reduced reported income tax expense by $888,000.

ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as an operating activity in the consolidated statements of cash flow. Previously income tax benefits resulting from the settlement of a share-based payment award were reported as a reduction of operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during period in which the share-based payment awards vested. Heartland elected to adopt the change in cash flow classification on a retrospective basis, which resulted in a $1.1 million increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the three months ended March 31, 2016. Heartland has elected to account for forfeitures as they occur.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If any entity early adopts in an interim period, any adjustments should be reflected as to the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland intends to adopt this ASU in 2019, as required, and is currently evaluating the potential impact on its results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

Citywide Banks of Colorado, Inc.
On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland stockholders approving an increase in the number of authorized shares of Heartland common stock at the 2017 annual meeting of stockholders. The transaction is expected to close in the third quarter of 2017, and simultaneous with the closing, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks. As of March 31, 2017, Citywide Banks had total assets of $1.35 billion, including $982.0 million in net loans outstanding, and $1.17 billion of deposits.
Founders Bancorp
On February 28, 2017, Heartland acquired Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The purchase price was approximately $31.0 million, which was paid by delivery of 455,877 shares of Heartland common stock and cash of $8.4 million. The transaction included, at fair value, total assets of $213.9 million, loans of $96.4 million, and deposits of $181.5 million on the acquisition date. The transaction also included one bank building with a fair value of $576,000 that Heartland intends to sell and is part of the balance of premises, furniture and equipment held for sale on the consolidated balance sheet. Simultaneous with the closing of the transaction, Founders Community Bank merged into Heartland's Premier Valley Bank subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Founders Bancorp.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
U.S. government corporations and agencies	$15,027	$71	$(31)	$15,067
Mortgage-backed securities	1,319,662	3,859	(34,994)	1,288,527
Obligations of states and political subdivisions	588,559	2,997	(16,963)	574,593
Total debt securities	1,923,248	6,927	(51,988)	1,878,187
Equity securities	15,209	132	—	15,341
Total	$1,938,457	$7,059	$(51,988)	$1,893,528
December 31, 2016
U.S. government corporations and agencies	$4,716	$16	$(32)	$4,700
Mortgage-backed securities	1,321,760	7,026	(38,286)	1,290,500
Obligations of states and political subdivisions	553,020	2,436	(19,312)	536,144
Total debt securities	1,879,496	9,478	(57,630)	1,831,344
Equity securities	14,451	69	—	14,520
Total	$1,893,947	$9,547	$(57,630)	$1,845,864

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Obligations of states and political subdivisions	260,616	13,176	(995)	272,797
Total	$260,616	$13,176	$(995)	$272,797
December 31, 2016
Obligations of states and political subdivisions	263,662	12,282	(1,145)	274,799
Total	$263,662	$12,282	$(1,145)	$274,799

At March 31, 2017, approximately 77% of Heartland's mortgage-backed securities are issuances of government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2017, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$380	$380
Due in 1 to 5 years	47,478	47,375
Due in 5 to 10 years	96,785	94,282
Due after 10 years	458,943	447,623
Total debt securities	603,586	589,660
Mortgage-backed securities	1,319,662	1,288,527
Equity securities	15,209	15,341
Total investment securities	$1,938,457	$1,893,528

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2017, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,993	$2,022
Due in 1 to 5 years	19,307	20,246
Due in 5 to 10 years	89,388	92,873
Due after 10 years	149,928	157,656
Total investment securities	$260,616	$272,797

As of March 31, 2017, and December 31, 2016, securities with a fair value of $714.5 million and $810.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to the sales of securities available for sale for the three-month periods ended March 31, 2017 and 2016, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$221,637	$303,448
Gross security gains	3,830	4,558
Gross security losses	1,339	682

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2017, and December 31, 2016. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2016, and December 31, 2015, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. government corporations and agencies	$4,071	$(31)	$—	$—	$4,071	$(31)
Mortgage-backed securities	696,073	(17,851)	316,686	(17,143)	1,012,759	(34,994)
Obligations of states and political subdivisions	454,072	(16,960)	250	(3)	454,322	(16,963)
Total debt securities	1,154,216	(34,842)	316,936	(17,146)	1,471,152	(51,988)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,154,216	$(34,842)	$316,936	$(17,146)	$1,471,152	$(51,988)
December 31, 2016
U.S. government corporations and agencies	$4,185	$(32)	$—	$—	$4,185	$(32)
Mortgage-backed securities	744,202	(23,527)	272,449	(14,759)	1,016,651	(38,286)
Obligations of states and political subdivisions	414,151	(19,309)	251	(3)	414,402	(19,312)
Total debt securities	1,162,538	(42,868)	272,700	(14,762)	1,435,238	(57,630)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,162,538	$(42,868)	$272,700	$(14,762)	$1,435,238	$(57,630)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Obligations of states and political subdivisions	24,248	(752)	2,024	(243)	26,272	(995)
Total temporarily impaired securities	$24,248	$(752)	$2,024	$(243)	$26,272	$(995)
December 31, 2016
Obligations of states and political subdivisions	31,479	(884)	2,017	(261)	33,496	(1,145)
Total temporarily impaired securities	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)

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

There were no gross realized gains and no gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended March 31, 2017. Additionally, there were no gross realized gains and no gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended March 31, 2017. There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI writedowns for the period ended March 31, 2016. Additionally, there were no gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended March 31, 2016.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended March 31,
	2017	2016
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—
Intent to sell OTTI	—	—
Total recorded as part of gross realized losses	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—
Reduction of non-credit related impairment related to security sales	—	(120)
Accretion of non-credit related impairment	—	(7)
Total changes to AOCI for non-credit related impairment	—	(127)
Total OTTI losses (accretion) recorded on debt securities, net	$—	$(127)

Included in other securities at March 31, 2017, and December 31, 2016, were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka, both at an amortized cost of $14.4 million.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at March 31, 2017, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of March 31, 2017, and December 31, 2016, were as follows, in thousands:

	March 31, 2017	December 31, 2016
Loans receivable held to maturity:
Commercial	$1,314,393	$1,287,265
Commercial real estate	2,535,355	2,538,582
Agricultural and agricultural real estate	481,125	489,318
Residential real estate	604,902	617,924
Consumer	427,962	420,613
Gross loans receivable held to maturity	5,363,737	5,353,702
Unearned discount	(668)	(699)
Deferred loan fees	(1,465)	(1,284)
Total net loans receivable held to maturity	5,361,604	5,351,719
Allowance for loan losses	(54,999)	(54,324)
Loans receivable, net	$5,306,605	$5,297,395

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of March 31, 2017, Heartland had $2.6 million of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, and these loans comprise approximately 18% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at March 31, 2017, and December 31, 2016, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses policy during 2017.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2017
Commercial	$1,763	$14,417	$16,180	$3,989	$1,310,404	$1,314,393
Commercial real estate	2,666	21,131	23,797	34,549	2,500,806	2,535,355
Agricultural and agricultural real estate	41	3,942	3,983	13,243	467,882	481,125
Residential real estate	496	1,687	2,183	26,978	577,924	604,902
Consumer	1,397	7,459	8,856	6,149	421,813	427,962
Total	$6,363	$48,636	$54,999	$84,908	$5,278,829	$5,363,737
December 31, 2016
Commercial	$1,318	$13,447	$14,765	$3,712	$1,283,553	$1,287,265
Commercial real estate	2,671	21,648	24,319	45,217	2,493,365	2,538,582
Agricultural and agricultural real estate	816	3,394	4,210	16,730	472,588	489,318
Residential real estate	497	1,766	2,263	25,726	592,198	617,924
Consumer	1,451	7,316	8,767	5,988	414,625	420,613
Total	$6,753	$47,571	$54,324	$97,373	$5,256,329	$5,353,702

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at March 31, 2017, and December 31, 2016, in thousands:

	March 31, 2017	December 31, 2016
Nonaccrual loans	$61,789	$62,591
Nonaccrual troubled debt restructured loans	1,079	1,708
Total nonaccrual loans	$62,868	$64,299
Accruing loans past due 90 days or more	$872	$86
Performing troubled debt restructured loans	$11,010	$10,380

The following tables provide information on troubled debt restructured loans that were modified during the three-month periods ended March 31, 2017, and March 31, 2016, dollars in thousands:

	Three Months Ended March 31,
	2017			2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	3	348	348	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$348	$348	—	$—	$—

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications on these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At March 31, 2017, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

Heartland had no troubled debt restructured loans for which there was a payment default during the three-month periods ended March 31, 2017, and March 31, 2016, that had been modified during the twelve-month period prior to default:

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until the exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of March 31, 2017, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at March 31, 2017, and December 31, 2016, in thousands:

	Pass	Nonpass	Total
March 31, 2017
Commercial	$1,216,550	$97,843	$1,314,393
Commercial real estate	2,362,759	172,596	2,535,355
Total commercial and commercial real estate	3,579,309	270,439	3,849,748
Agricultural and agricultural real estate	415,716	65,409	481,125
Residential real estate	569,322	35,580	604,902
Consumer	416,515	11,447	427,962
Total gross loans receivable held to maturity	$4,980,862	$382,875	$5,363,737
December 31, 2016
Commercial	$1,187,557	$99,708	$1,287,265
Commercial real estate	2,379,632	158,950	2,538,582
Total commercial and commercial real estate	3,567,189	258,658	3,825,847
Agricultural and agricultural real estate	424,311	65,007	489,318
Residential real estate	584,626	33,298	617,924
Consumer	409,474	11,139	420,613
Total gross loans receivable held to maturity	$4,985,600	$368,102	$5,353,702

The nonpass category in the table above is comprised of approximately 54% special mention loans and 46% substandard loans as of March 31, 2017. The percent of nonpass loans on nonaccrual status as of March 31, 2017, was 17%. As of December 31, 2016, the nonpass category in the table above was comprised of approximately 47% special mention loans and 53% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2016, was 17%. Loans delinquent 30 to 89 days as a percent of total loans were 0.44% at March 31, 2017, compared to 0.37% at December 31, 2016. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at March 31, 2017, and December 31, 2016, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2017
Commercial	$11,940	$2,421	$291	$14,652	$1,296,900	$2,841	$1,314,393
Commercial real estate	3,618	310	500	4,428	2,506,236	24,691	2,535,355
Total commercial and commercial real estate	15,558	2,731	791	19,080	3,803,136	27,532	3,849,748
Agricultural and agricultural real estate	347	—	61	408	469,918	10,799	481,125
Residential real estate	2,141	163	—	2,304	581,850	20,748	604,902
Consumer	2,014	746	20	2,780	421,393	3,789	427,962
Total gross loans receivable held to maturity	$20,060	$3,640	$872	$24,572	$5,276,297	$62,868	$5,363,737
December 31, 2016
Commercial	$1,127	$219	$77	$1,423	$1,281,241	$4,601	$1,287,265
Commercial real estate	886	3,929	—	4,815	2,513,069	20,698	2,538,582
Total commercial and commercial real estate	2,013	4,148	77	6,238	3,794,310	25,299	3,825,847
Agricultural and agricultural real estate	199	3,191	—	3,390	472,597	13,331	489,318
Residential real estate	4,986	846	—	5,832	590,626	21,466	617,924
Consumer	3,455	1,021	9	4,485	411,925	4,203	420,613
Total gross loans receivable held to maturity	$10,653	$9,206	$86	$19,945	$5,269,458	$64,299	$5,353,702

The majority of Heartland's impaired loans are those that are nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at March 31, 2017, and December 31, 2016; the outstanding loan balances recorded on the consolidated balance sheets at March 31, 2017, and December 31, 2016; any related allowance recorded for those loans as of March 31, 2017, and December 31, 2016; the average outstanding loan balances recorded on the consolidated balance sheets during the three months ended March 31, 2017, and year ended December 31, 2016; and the interest income recognized on the impaired loans during the three-month period ended March 31, 2017, and year ended December 31, 2016, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
March 31, 2017
Impaired loans with a related allowance:
Commercial	$2,841	$2,829	$1,763	$2,776	$137
Commercial real estate	12,423	12,423	2,666	13,635	4
Total commercial and commercial real estate	15,264	15,252	4,429	16,411	141
Agricultural and agricultural real estate	575	575	41	2,013	5
Residential real estate	2,464	2,464	496	3,103	10
Consumer	2,473	2,473	1,397	2,480	11
Total impaired loans with a related allowance	$20,776	$20,764	$6,363	$24,007	$167
Impaired loans without a related allowance:
Commercial	$1,201	$1,160	$—	$1,650	$59
Commercial real estate	23,203	22,126	—	27,545	196
Total commercial and commercial real estate	24,404	23,286	—	29,195	255
Agricultural and agricultural real estate	12,668	12,668	—	13,512	35
Residential real estate	24,518	24,514	—	24,061	77
Consumer	3,676	3,676	—	3,755	19
Total impaired loans without a related allowance	$65,266	$64,144	$—	$70,523	$386
Total impaired loans held to maturity:
Commercial	$4,042	$3,989	$1,763	$4,426	$196
Commercial real estate	35,626	34,549	2,666	41,180	200
Total commercial and commercial real estate	39,668	38,538	4,429	45,606	396
Agricultural and agricultural real estate	13,243	13,243	41	15,525	40
Residential real estate	26,982	26,978	496	27,164	87
Consumer	6,149	6,149	1,397	6,235	30
Total impaired loans held to maturity	$86,042	$84,908	$6,363	$94,530	$553

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2016
Impaired loans with a related allowance:
Commercial	$2,852	$2,840	$1,318	$3,136	$2
Commercial real estate	14,221	14,221	2,671	10,625	21
Total commercial and commercial real estate	17,073	17,061	3,989	13,761	23
Agricultural and agricultural real estate	2,771	2,771	816	912	21
Residential real estate	3,490	3,490	497	3,371	43
Consumer	2,644	2,644	1,451	3,082	42
Total impaired loans with a related allowance	$25,978	$25,966	$6,753	$21,126	$129
Impaired loans without a related allowance:
Commercial	$925	$872	$—	$5,329	$251
Commercial real estate	31,875	30,996	—	39,632	1,647
Total commercial and commercial real estate	32,800	31,868	—	44,961	1,898
Agricultural and agricultural real estate	13,959	13,959	—	12,722	157
Residential real estate	22,408	22,236	—	18,446	202
Consumer	3,344	3,344	—	2,659	68
Total impaired loans without a related allowance	$72,511	$71,407	$—	$78,788	$2,325
Total impaired loans held to maturity:
Commercial	$3,777	$3,712	$1,318	$8,465	$253
Commercial real estate	46,096	45,217	2,671	50,257	1,668
Total commercial and commercial real estate	49,873	48,929	3,989	58,722	1,921
Agricultural and agricultural real estate	16,730	16,730	816	13,634	178
Residential real estate	25,898	25,726	497	21,817	245
Consumer	5,988	5,988	1,451	5,741	110
Total impaired loans held to maturity	$98,489	$97,373	$6,753	$99,914	$2,454

On February 28, 2017, Heartland acquired Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. As of February 28, 2017, Founder Community Bank had gross loans of $98.9 million, and the estimated fair value of the loans acquired was $96.4 million.

On February 5, 2016, Heartland acquired CIC Bancshares, Inc., parent company of Centennial Bank, in Denver, Colorado. As of February 5, 2016, Centennial Bank had gross loans of $594.9 million, and the estimated fair value of the loans acquired was $581.5 million.

Heartland uses the acquisition method of accounting in accordance with ASC 805, "Business Combinations." Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan losses. Purchased loans are accounted for under ASC 310-30, "Loans and Debt Securities with Deteriorated Credit Quality," when the loans have evidence of credit deterioration since origination, and when at the date of the acquisition, it is probable that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date includes statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The carrying amount of the acquired loans at March 31, 2017, and December 31, 2016, consisted of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2017			December 31, 2016
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$1,962	$94,339	$96,301	$2,198	$99,082	$101,280
Commercial real estate	2,294	617,124	619,418	2,079	622,117	624,196
Agricultural and agricultural real estate	—	1,339	1,339	—	181	181
Residential real estate	187	147,389	147,576	186	157,468	157,654
Consumer loans	—	49,023	49,023	—	47,368	47,368
Total loans	$4,443	$909,214	$913,657	$4,463	$926,216	$930,679

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three-month periods ended March 31, 2017, and March 31, 2016, were as follows, in thousands:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Balance at beginning of year	$182	$557
Original yield discount, net, at date of acquisitions	—	19
Accretion	(173)	(273)
Reclassification from nonaccretable difference(1)	127	2
Balance at end of period	$136	$305

(1) Represents increased in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million, and the estimated fair value of the loans was $13.1 million. At March 31, 2017, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral, and the timing and amount of the cash flows could not be reasonably estimated. At March 31, 2017, and December 31, 2016, there was an allowance for loan losses of $589,000 and $588,000, respectively, related to these ASC 310-30 loans. Provision expense of $1,000 and $124,000 was recorded for the three-month periods ended March 31, 2017, and 2016, respectively.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all nonimpaired loans acquired in the acquisitions was $1.65 billion, and the estimated fair value of the loans was $1.60 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three-month periods ended March 31, 2017, and March 31, 2016, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(230)	(608)	(871)	(265)	(1,744)	(3,718)
Recoveries	234	212	1	2	303	752
Provision	1,411	(126)	643	183	1,530	3,641
Balance at March 31, 2017	$16,180	$23,797	$3,983	$2,183	$8,856	$54,999

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(98)	(312)	—	(37)	(1,158)	(1,605)
Recoveries	176	146	3	20	246	591
Provision	201	1,129	138	(66)	665	2,067
Balance at March 31, 2016	$16,374	$20,495	$4,028	$1,851	$6,990	$49,738

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $141.5 million at March 31, 2017, and $127.7 million at December 31, 2016. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $13.8 million of goodwill in connection with the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California on February 28, 2017. The goodwill associated with this transaction is not deductible for tax purposes. As part of this acquisition, Heartland recognized core deposit intangibles of $2.5 million that are expected to be amortized over a period of 10 years on an accelerated basis. The core deposit intangibles associated with this transaction are not deductible for tax purposes.

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

Goodwill related to the Founders Bancorp and CIC Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2017, and December 31, 2016, are presented in the table below, in thousands:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$45,968	$22,211	$23,757	$43,504	$21,049	$22,455
Mortgage servicing rights	51,302	19,343	31,959	50,467	18,379	32,088
Customer relationship intangible	1,177	866	311	1,177	857	320
Commercial servicing rights	6,597	3,115	3,482	6,504	2,814	3,690
Total	$105,044	$45,535	$59,509	$101,652	$43,099	$58,553

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Customer Relationship Intangible	Commercial Servicing Rights	Total
Nine months ending December 31, 2017	$3,577	$6,784	$30	$632	$11,023
Year ending December 31,
2018	4,261	6,294	39	789	11,383
2019	3,741	5,395	38	638	9,812
2020	3,264	4,496	37	476	8,273
2021	2,716	3,596	35	408	6,755
2022	1,876	2,697	34	323	4,930
Thereafter	4,322	2,697	98	216	7,333
Total	$23,757	$31,959	$311	$3,482	$59,509

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2017. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.34 billion and $4.31 billion as of March 31, 2017, and December 31, 2016, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $27.3 million and $21.4 million as of March 31, 2017, and December 31, 2016, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $47.6 million at March 31, 2017, and $45.2 million at December 31, 2016.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of one of Heartland's subsidiaries.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 9.39% and 9.63% for the March 31, 2017, and December 31, 2016, valuations, respectively. The discount rate was 9.25% and 9.26% for the March 31, 2017, and December 31, 2016, valuations, respectively. The average capitalization rate for the first three months of 2017 ranged from 100 to 150 basis points compared to the range of 88 to 135 basis points for 2016. Fees collected for the servicing of mortgage loans for others were $3.2 million and $2.9 million for the three months ended March 31, 2017, and March 31, 2016, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2017, and March 31, 2016:

	2017	2016
Balance at January 1,	$32,088	$30,314
Originations	2,132	2,395
Amortization	(2,261)	(2,259)
Balance at March 31,	$31,959	$30,450
Fair value of mortgage servicing rights	$47,564	$45,210
Mortgage servicing rights, net to servicing portfolio	0.74%	0.74%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $160.7 million at March 31, 2017. The commercial servicing rights portfolio is separated into two tranches, loans with a term of less than 20 years and loans with a term of more than 20 years, at each subsidiary. Fees collected for the servicing of commercial loans for others were $415,000 and $80,000 for the three months ended March 31, 2017, and March 31, 2016, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 6.72% to 8.07% as of March 31, 2017, compared to 6.96% to 7.88% as of December 31, 2016. The discount rate range was 12.07% to 13.69% for the March 31, 2017, valuations compared to 12.44% to

13.88% for the December 31, 2016, valuations. The capitalization rate for 2017 ranged from 310 to 445 basis points compared to 310 to 445 basis points for 2016. The total fair value of Heartland's commercial servicing rights was estimated at $4.0 million as of March 31, 2017.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three months ended March 31, 2017, and March 31, 2016:

	2017	2016
Balance at January 1,	$3,690	$4,611
Purchased commercial servicing rights	—	190
Originations	93	195
Amortization	(306)	(536)
Valuation allowance on commercial servicing rights	5	—
Balance at March 31,	$3,482	$4,460
Fair value of commercial servicing rights	$4,040	$4,899
Commercial servicing rights, net to servicing portfolio	2.17%	2.35%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At March 31, 2017, no valuation allowance was required on commercial servicing rights less than 20 years and a $28,000 valuation allowance was required on commercial servicing rights greater than 20 years. At December 31, 2016, no valuation allowance was required on commercial servicing rights less than 20 years and a $33,000 valuation allowance was required on commercial servicing rights greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2017, and December 31, 2016:

March 31, 2017	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Centennial Bank and Trust	$17	$18	$—	$103	$114	$—
Premier Valley Bank	131	161	—	345	317	28
Wisconsin Bank & Trust	748	929	—	2,166	2,501	—
Total	$896	$1,108	$—	$2,614	$2,932	$28
December 31, 2016
Centennial Bank and Trust	$19	$23	$—	$107	$114	$—
Premier Valley Bank	156	180	—	359	326	33
Wisconsin Bank & Trust	833	997	—	2,249	2,487	—
Total	$1,008	$1,200	$—	$2,715	$2,927	$33

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $1.8 million and $2.2 million of cash as collateral at March 31, 2017, and December 31, 2016, respectively. Heartland's counterparties were required to pledge $0 at both March 31, 2017 and December 31, 2016.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2017, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $397,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.6 million.

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

During the first quarter of 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which will convert from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture. The effective date of the interest rate swap transaction is June 15, 2017, and Heartland Statutory Trust VI will effectively remain at a fixed interest rate. The forward-starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap was effective on March 1, 2017, and replaced the interest rate swap related to Heartland Statutory Trust VII upon its expiration on March 1, 2017.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2017
Interest rate swap	$25,000	$(346)	Other liabilities	1.148%	2.255%	03/17/2021
Interest rate swap	—	—	Other liabilities	—%	3.220%	03/01/2017
Interest rate swap	20,000	(996)	Other liabilities	1.009%	3.355%	01/07/2020
Interest rate swap	10,000	(17)	Other liabilities	1.153%	1.674%	03/26/2019
Interest rate swap	10,000	(16)	Other liabilities	1.148%	1.658%	03/18/2019
Interest rate swap	36,667	633	Other assets	3.358%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(207)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap	20,000	(253)	Other liabilities	1.055%	2.352%	03/01/2024
December 31, 2016
Interest rate swap	$25,000	$(447)	Other liabilities	0.993%	2.255%	03/17/2021
Interest rate swap	20,000	(114)	Other liabilities	0.931%	3.220%	03/01/2017
Interest rate swap	20,000	(1,145)	Other liabilities	0.868%	3.355%	01/07/2020
Interest rate swap	10,000	(42)	Other liabilities	0.997%	1.674%	03/26/2019
Interest rate swap	10,000	(41)	Other liabilities	0.993%	1.658%	03/18/2019
Interest rate swap	37,667	530	Other assets	3.164%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(214)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(262)	Other Liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments are required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2017
Interest rate swaps	$533	Interest expense	$(397)	Other income	$—
Three Months Ended March 31, 2016
Interest rate swaps	$(2,917)	Interest expense	$(506)	Other income	$—

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

Heartland was required to pledge $5.0 million of cash as collateral for these fair value hedges at both March 31, 2017, and December 31, 2016.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at March 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2017
Fair value hedges	$36,144	$(1,432)	Other liabilities
December 31, 2016
Fair value hedges	$40,807	$(1,626)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2017
Fair value hedges	$194	Interest income
Three Months Ended March 31, 2016
Fair value hedges	$(1,222)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at March 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2017
Embedded derivatives	$14,418	$987	Other assets
December 31, 2016
Embedded derivatives	$14,549	$1,104	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2017
Embedded derivatives	$117	Other noninterest income
Three Months Ended March 31, 2016
Embedded derivatives	$272	Other noninterest income

In conjunction with the CIC Bancshares, Inc., transaction on February 5, 2016, Heartland acquired convertible subordinated debt. The subordinated debt has a face value of $2.0 million, and the embedded conversion option allows the holder to convert the debt to common equity in any increment and at the discretion of the holder. The conversion option is bifurcated from the debt because the terms of the conversion option are not clearly and closely related to the terms of the debt. The total number of shares to be issued upon conversion is 73,394.

At March 31, 2017, and December 31, 2016, the remaining shares to be issued upon conversion totaled 14,353 and 20,481, respectively. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of March 31, 2017, and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2017
Embedded conversion option	$391	$(325)	Other liabilities
December 31, 2016
Embedded conversion option	$558	$(422)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded conversion options for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2017
Embedded conversion option	$97	Other noninterest income
Three Months Ended March 31, 2016
Embedded conversion option	$(100)	Other noninterest income

Back-To-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $997,000 and $1.8 million as of March 31, 2017, and December 31, 2016, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $768,000 at both March 31, 2017, and December 31, 2016. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2017 and March 31, 2016, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at March 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2017
Customer interest rate swaps	$73,780	$1,658	Other assets	4.75%	3.74%
Customer interest rate swaps	73,780	(1,658)	Other liabilities	3.74%	4.75%
December 31, 2016
Customer interest rate swaps	$69,594	$1,588	Other assets	4.66%	3.47%
Customer interest rate swaps	69,594	(1,588)	Other liabilities	3.47%	4.66%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $30,000 at March 31, 2017, and $0 at December 31, 2016. Heartland's counterparties were required to pledge $8,000 and $2.9 million at March 31, 2017, and December 31, 2016, respectively, as collateral for these forward commitments.

Heartland acquired undesignated interest rate swaps in 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities, with changes in the fair value recorded as a component of other noninterest income.

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at March 31, 2017, and December 31, 2016, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2017
Interest rate lock commitments (mortgage)	Other assets	$92,528	$3,745
Forward commitments	Other assets	48,392	176
Forward commitments	Other liabilities	123,944	(634)
Undesignated interest rate swaps	Other liabilities	14,418	(987)
December 31, 2016
Interest rate lock commitments (mortgage)	Other assets	$80,465	$2,790
Forward commitments	Other assets	142,750	2,546
Forward commitments	Other liabilities	59,276	(266)
Undesignated interest rate swaps	Other liabilities	15,564	(1,126)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,062
Forward commitments	Net gains on sale of loans held for sale	(2,739)
Undesignated interest rate swaps	Other noninterest income	117
Three Months Ended March 31, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$4,727
Forward commitments	Net gains on sale of loans held for sale	(1,489)
Undesignated interest rate swaps	Other noninterest income	(316)

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017, and December 31, 2016, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$15,067	$10,496	$4,571	$—
Mortgage-backed securities	1,288,527	—	1,288,527	—
Obligations of states and political subdivisions	574,593	—	574,593	—
Equity securities	15,341	—	15,341	—
Derivative financial instruments(1)	3,278	—	3,278	—
Interest rate lock commitments	3,745	—	—	3,745
Forward commitments	176	—	176	—
Total assets at fair value	$1,900,727	$10,496	$1,886,486	$3,745
Liabilities
Derivative financial instruments(2)	$6,237	$—	$6,237	$—
Forward commitments	634	—	634	—
Total liabilities at fair value	$6,871	$—	$6,871	$—
December 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,700	$517	$4,183	$—
Mortgage-backed securities	1,290,500	—	1,288,276	2,224
Obligations of states and political subdivisions	536,144	—	536,144	—
Equity securities	14,520	—	14,520	—
Derivative financial instruments(1)	3,222	—	3,222	—
Interest rate lock commitments	2,790	—	—	2,790
Forward commitments	2,546	—	2,546	—
Total assets at fair value	$1,854,422	$517	$1,848,891	$5,014
Liabilities
Derivative financial instruments(2)	$7,027	$—	$7,027	$—
Forward commitments	266	—	266	—
Total liabilities at fair value	$7,293	$—	$7,293	$—

(1) Includes cash flow hedges, embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,216	$—	$—	$1,216	$—
Commercial real estate	1,490	—	—	1,490	375
Agricultural and agricultural real estate	534	—	—	534	—
Residential real estate	2,097	—	—	2,097	—
Consumer	1,076	—	—	1,076	—
Total collateral dependent impaired loans	$6,413	$—	$—	$6,413	$375
Other real estate owned	$11,188	$—	$—	$11,188	$274
Premises, furniture and equipment held for sale	$1,242		$—	$1,242	$—
Commercial servicing rights	$317	$—	$—	$317	$—

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Year-to- Date Losses
Collateral dependent impaired loans:
Commercial	$1,683	$—	$—		$1,683	$41
Commercial real estate	3,026	—	—		3,026	527
Agricultural and agricultural real estate	1,955	—	—		1,955	—
Residential real estate	3,565	—	—		3,565	85
Consumer	1,193	—	—		1,193	—
Total collateral dependent impaired loans	$11,422	$—	$—	—	$11,422	$653
Other real estate owned	$9,744	$—	$—		$9,744	$1,341
Premises, furniture and equipment held for sale	$414	$—	$—		$414	$35
Commercial servicing rights	$326	$—	$—		$326	$33

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$—	Discounted cash flows	Pretax discount rate	—
			Actual defaults	—
			Actual deferrals	—
Interest rate lock commitments	3,745	Discounted cash flows	Closing ratio	0-99% (87%)(1)
Premises, furniture and equipment held for sale	1,242	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Commercial servicing rights	317	Discounted cash flows	Third party valuation	(3)
Other real estate owned	11,188	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	1,216	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Commercial real estate	1,490	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-11%(4)
Agricultural and agricultural real estate	534	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	2,097	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Consumer	1,076	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-12%(4)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data.

(2) Third party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.

(3) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.
(4) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

	Fair Value at 12/31/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,224	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	21.77 - 37.62% (33.11%)
			Actual deferrals	10.44 - 26.29% (14.81%)
Interest rate lock commitments	2,790	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Premises, furniture and equipment held for sale	414	Modified appraised value	Third party appraisal	(2) 0-8%(4)
Commercial servicing rights	326	Discounted cash flows	Third party valuation	(3)
Other real estate owned	9,744	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	1,683	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Commercial real estate	3,026	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(4)
Agricultural and agricultural real estate	1,955	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	3,565	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Consumer	1,193	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-11%(4)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data.

(2) Third party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.

(3) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.
(4) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

The changes in fair value of the Z-TRANCHE securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,224	$2,039
Total gains (losses):
Included in earnings	2,810	—
Included in other comprehensive income	(2,166)	185
Purchases, sales and settlements:
Purchases	—	—
Sales	(2,868)	—
Settlements	—	—
Balance at period end	$—	$2,224

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,790	$3,168
Total gains (losses) included in earnings	1,062	(1,564)
Issuances	382	5,373
Settlements	(489)	(4,187)
Balance at period end	$3,745	$2,790

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2017, and December 31, 2016, were $3.7 million and $2.8 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2017, and December 31, 2016, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$173,151	$173,151	$173,151	$—	$—
Time deposits in other financial institutions	41,539	41,539	41,539	—	—
Securities:
Available for sale	1,893,528	1,893,528	10,496	1,883,032	—
Held to maturity	260,616	272,797	—	272,797	—
Other investments	21,557	21,557	—	21,362	195
Loans held for sale	49,009	49,009	—	49,009	—
Loans, net:
Commercial	1,297,723	1,271,354	—	1,270,138	1,216
Commercial real estate	2,510,614	2,514,151	—	2,512,661	1,490
Agricultural and agricultural real estate	477,867	479,134	—	478,600	534
Residential real estate	601,314	591,256	—	589,159	2,097
Consumer	419,087	421,627	—	420,551	1,076
Total Loans, net	5,306,605	5,277,522	—	5,271,109	6,413
Derivative financial instruments(1)	3,278	3,278	—	3,278	—
Interest rate lock commitments	3,745	3,745	—	—	3,745
Forward commitments	176	176	—	176	—
Financial liabilities:
Deposits
Demand deposits	2,319,256	2,319,256	—	2,319,256	—
Savings deposits	3,940,146	3,940,146	—	3,940,146	—
Time deposits	830,459	830,459	—	830,459	—
Short term borrowings	155,025	155,025	—	155,025	—
Other borrowings	282,051	282,346	—	282,346	—
Derivative financial instruments(2)	6,237	6,237	—	6,237	—
Forward commitments	634	634	—	634	—

(1) Includes cash flow hedges, embedded derivatives and loan swaps
(2) Includes cash flow hedges, fair value hedges, loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,724	$158,724	$158,724	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,845,864	1,845,864	517	1,843,123	2,224
Held to maturity	263,662	274,799	—	274,799	—
Other investments	21,560	21,560	—	21,365	195
Loans held for sale	61,261	61,261	—	61,261	—
Loans, net:
Commercial	1,272,089	1,258,754	—	1,257,071	1,683
Commercial real estate	2,513,446	2,506,858	—	2,503,832	3,026
Agricultural and agricultural real estate	485,820	487,001	—	485,046	1,955
Residential real estate	614,207	604,233	—	600,668	3,565
Consumer	411,833	414,266	—	413,073	1,193
Total Loans, net	5,297,395	5,271,112	—	5,259,690	11,422
Derivative financial instruments(1)	3,222	3,222	—	3,222	—
Interest rate lock commitments	2,790	2,790	—	—	2,790
Forward commitments	2,546	2,546	—	2,546	—
Financial liabilities:
Deposits
Demand deposits	2,202,036	2,202,036	—	2,202,036	—
Savings deposits	3,788,089	3,788,089	—	3,788,089	—
Time deposits	857,286	857,286	—	857,286	—
Short term borrowings	306,459	306,459	—	306,459	—
Other borrowings	288,534	288,534	—	288,534	—
Derivative financial instruments(2)	7,027	7,027	—	7,027	—
Forward commitments	266	266	—	266	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information from Heartland's operating segments for the three-month periods ended March 31, 2017, and March 31, 2016, in thousands:

	Three Months Ended March 31,
	2017			2016
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$72,183	$845	$73,028	$71,583	$1,124	$72,707
Provision for loan losses	3,641	—	3,641	2,067	—	2,067
Total noninterest income	19,034	6,859	25,893	18,537	11,041	29,578
Total noninterest expense	63,212	8,528	71,740	59,739	10,570	70,309
Income (loss) before taxes	$24,364	$(824)	$23,540	$28,314	$1,595	$29,909
Average Loans, for the period	$5,334,659	$30,995	$5,365,654	$5,296,191	$61,911	$5,358,102
Segment Assets, at period end	$8,291,723	$70,122	$8,361,845	$8,141,960	$111,819	$8,253,779

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This document (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2016.

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and valuation adjustment on commercial servicing rights also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended March 31, 2017, was $18.0 million, or $0.68 per diluted common share, compared to $19.8 million, or $0.82 per diluted common share, for the quarter ended March 31, 2016. Return on average common equity was 9.71% and return on average assets was 0.89% for the first quarter of 2017, compared to 12.68% and 0.99%, respectively, for the same quarter in 2016.

Results for the first quarter of 2017 in comparison with the first quarter of 2016 were mixed. Heartland experienced strong non-time deposit growth, a solid net interest margin and an improved tangible common equity ratio; however, weakness in loan growth and lower mortgage loan activity led to earnings that were slightly below the company's expectations.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. Based on Heartland's closing common stock price of $49.55 per share as of February 28, 2017, the aggregate consideration was $31.0 million, with 30% of the consideration paid in cash and 70% by delivery of Heartland common stock. Simultaneous with the closing of the transaction, Founders Community Bank merged into Heartland's Premier Valley Bank subsidiary. As of the close date, Founders Community Bank had, at fair value, total assets of $213.3 million, total loans of $96.4 million and total deposits of $181.5 million. The systems conversion for this transaction occurred two weeks after the closing.

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc. in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by the shareholders of Citywide Banks of Colorado, Inc. and bank regulatory authorities. The transaction is also subject to Heartland stockholders approving an increase in the number of authorized shares of Heartland common stock at the 2017 annual meeting of stockholders. The transaction is expected to close in the third quarter of 2017, and simultaneous with the closing, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks. As of March 31, 2017, Citywide Banks had total assets of $1.35 billion, including $982.0 million in net loans outstanding, and $1.17 billion of deposits.

Total assets of Heartland were $8.36 billion at March 31, 2017, an increase of $114.8 million or 1% since year-end 2016. Included in this increase, at fair value, were $213.9 million of assets acquired in the Founders Bancorp transaction. Securities represented 26% of total assets at both March 31, 2017 and December 31, 2016.

Total loans held to maturity were $5.36 billion at March 31, 2017, compared to $5.35 billion at year-end 2016, an increase of $9.9 million. This increase includes $96.4 million of total loans held to maturity, at fair value, acquired in the Founders Bancorp transaction.

Total deposits were $7.09 billion as of March 31, 2017, compared to $6.85 billion at year-end 2016, an increase of $242.5 million or 4%. This increase includes $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction.

Common stockholders' equity was $780.4 million at March 31, 2017, compared to $739.6 million at year-end 2016. Book value per common share was $29.26 at March 31, 2017, compared to $28.31 at year-end 2016. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $28.4 million at March 31, 2017, compared to a $30.2 million unrealized loss, net of applicable taxes, at December 31, 2016.

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
STATEMENT OF INCOME DATA
Interest income	$80,551	$80,684
Interest expense	7,523	7,977
Net interest income	73,028	72,707
Provision for loan losses	3,641	2,067
Net interest income after provision for loan losses	69,387	70,640
Noninterest income	25,893	29,578
Noninterest expenses	71,740	70,309
Income taxes	5,530	9,900
Net income	18,010	20,009
Preferred dividends	(19)	(168)
Interest expense on convertible preferred debt	5	—
Net income available to common stockholders	$17,996	$19,841

Key Performance Ratios
Annualized return on average assets	0.89%	0.99%
Annualized return on average common equity (GAAP)	9.71%	12.68%
Annualized return on average common tangible equity (non-GAAP)(1)	12.25%	16.45%
Annualized ratio of net charge-offs to average loans	0.22%	0.08%
Annualized net interest margin (GAAP)	3.95%	4.02%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	4.16%	4.19%
Efficiency ratio, fully tax-equivalent(3)	69.95%	66.90%

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Reconciliation of Return on Average Common Tangible Equity (non-GAAP)(4)
Net income available to common shareholders (GAAP)	$17,996	$19,841

Average common stockholders' equity (GAAP)	751,671	629,294
Less average goodwill	132,440	119,750
Less average other intangibles, net	23,225	24,436
Average common tangible equity (non-GAAP)	$596,006	$485,108
Annualized return on average common equity (GAAP)	9.71%	12.68%
Annualized return on average common tangible equity (non-GAAP)	12.25%	16.45%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(5)
Net Interest Income (GAAP)	$73,028	$72,707
Plus tax-equivalent adjustment(7)	3,860	3,041
Net interest income - tax-equivalent (non-GAAP)	$76,888	$75,748

Average earning assets	$7,502,496	$7,276,703
Net interest margin (GAAP)	3.95%	4.02%
Net interest margin, fully tax-equivalent (non-GAAP)	4.16%	4.19%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(6)
Net Interest Income (GAAP)	$73,028	$72,707
Plus tax-equivalent adjustment(7)	3,860	3,041
Net interest income - tax-equivalent (non-GAAP)	76,888	75,748
Noninterest income	25,893	29,578
Securities gains, net	(2,482)	(3,526)
Adjusted income	$100,299	$101,800

Total noninterest expenses	$71,740	$70,309
Less:
Core deposit intangibles and customer relationship intangibles amortization	1,171	1,895
Partnership investment in historic rehabilitation tax credits	—	—
(Gain)/loss on sales/valuations of assets, net	412	313
Adjusted noninterest expenses	$70,157	$68,101

Efficiency ratio, fully tax-equivalent (non-GAAP)	69.95%	66.90%

(1) Refer to the "Reconciliation of Return on Average Common Tangible Equity (non-GAAP)" table.
(2) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(3) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" (non-GAAP)" table.
(4) Return on average common tangible equity is net income available to common stockholders divided by average common stockholders' equity less goodwill and core deposit intangibles and customer relationship intangibles, net. This financial measure is included as it is considered to be a critical metric to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(5) Annualized net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(6) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and historic rehabilitation tax credits. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results of Heartland as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(7) Computed on a tax-equivalent basis using an effective tax rate of 35%.

(Dollars in thousands, except per share data)	For the Quarters Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
BALANCE SHEET DATA
Investments	$2,175,701	$2,131,086	$1,943,080	$1,859,695	$1,984,141
Loans held for sale	49,009	61,261	78,317	82,538	76,565
Total loans receivable(1)	5,361,604	5,351,719	5,438,715	5,482,258	5,503,005
Allowance for loan losses	(54,999)	(54,324)	(54,653)	(51,756)	(49,738)
Total assets	8,361,845	8,247,079	8,202,215	8,204,401	8,253,779
Total deposits	7,089,861	6,847,411	6,912,693	6,837,572	6,924,320
Long-term obligations	282,051	288,534	294,493	296,895	265,760
Preferred equity	938	1,357	1,357	3,777	3,777
Common stockholders’ equity	780,374	739,559	703,031	684,186	665,766

Common Share Data
Book value per common share (GAAP)	$29.26	$28.31	$28.48	$27.88	$27.15
Tangible book value per common share (non-GAAP)(2)	$23.05	$22.55	$22.34	$21.65	$20.86
ASC 320 effect on book value per common share	$(1.06)	$(1.15)	$0.03	$0.21	$0.23
Common shares outstanding, net of treasury stock	26,674,121	26,119,929	24,681,380	24,543,376	24,519,928
Tangible common equity ratio (non-GAAP)(3)	7.50%	7.28%	6.85%	6.60%	6.32%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$780,374	$739,559	$703,031	$684,186	$665,766
Less goodwill	141,461	127,699	127,699	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	24,068	22,775	23,922	25,213	26,510
Tangible common stockholders' equity (non-GAAP)	$614,845	$589,085	$551,410	$531,274	$511,557

Common shares outstanding, net of treasury stock	26,674,121	26,119,929	24,681,380	24,543,376	24,519,928
Common stockholders' equity (book value) per share (GAAP)	$29.26	$28.31	$28.48	$27.88	$27.15
Tangible book value per common share (non-GAAP)	$23.05	$22.55	$22.34	$21.65	$20.86

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$8,361,845	$8,247,079	$8,202,215	$8,204,401	$8,253,779
Less goodwill	141,461	127,699	127,699	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	24,068	22,775	23,922	25,213	26,510
Total tangible assets (non-GAAP)	$8,196,316	$8,096,605	$8,050,594	$8,051,489	$8,099,570
Tangible common equity ratio (non-GAAP)	7.50%	7.28%	6.85%	6.60%	6.32%

(1) Excludes loans held for sale.
(2) Refer to the "Reconciliation of Tangible Book Value Per Common Share (non-GAAP)" table.
(3) Refer to the "Reconciliation of Tangible Common Equity Ratio (non-GAAP)" table.
(4) Tangible book value per common share is total common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net, divided by common shares outstanding, net of treasury. This amount is a non-GAAP financial measure but has been included as it is considered to be a critical metric with which to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(5) The tangible common equity ratio is total common stockholders' equity less goodwill and core deposit intangibles, net divided by total assets less goodwill and core deposit intangibles, net. This ratio is a non-GAAP financial measure but has been included as it is considered to be a critical metric with which to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.95% (4.16% on a fully tax-equivalent basis) during the first quarter of 2017, compared to 3.96% (4.14% on a fully tax-equivalent basis) during the fourth quarter of 2016 and 4.02% (4.19% on a fully tax-equivalent basis) during the first quarter of 2016. Heartland's success in maintaining net interest margin at or near the 4.00% level has been the result of continuous loan and deposit pricing discipline and management's ability to shift dollars from the securities portfolio into the loan portfolio. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income for the first quarter of 2017 was $80.6 million, a decrease of $133,000 or less than 1%, compared to the $80.7 million recorded in the first quarter of 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.9 million for the first quarter of 2017 and $3.0 million for the first quarter of 2016. With these adjustments, interest income on a tax-equivalent basis was $84.4 million for the first quarter of 2017, an increase of $686,000, compared to $83.7 million for the first quarter of 2016. The increase in interest income on a tax-equivalent basis during 2017 was primarily due to increases in average earning assets, which totaled $7.50 billion during the first quarter of 2017 compared to $7.28 billion during the first quarter of 2016, a $225.8 million or 3% increase. A majority of the growth in average earning assets during both comparable periods was attributable to the CIC Bancshares, Inc. acquisition completed on February 5, 2016, and the Founders Bancorp acquisition completed on February 28, 2017.

Interest expense for the first quarter of 2017 was $7.5 million, a decrease of $454,000 or 6% from $8.0 million in the first quarter of 2016. Average interest bearing liabilities decreased $82.2 million or 2% for the quarter ended March 31, 2017, as compared to the same quarter in 2016. In addition, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 2 basis points from 0.61% in the first quarter of 2016 to 0.59% in the first quarter of 2017. The average interest rate paid on savings deposits was 0.22% during the first quarter of 2017 compared to 0.21% for the first quarter of 2016, and the average interest rate paid on time deposits was 0.79% during the first quarter of 2017 compared to 0.80% during the first quarter of 2016.

Net interest income increased $321,000 or less than 1% to $73.0 million in the first quarter of 2017 from $72.7 million in the first quarter of 2016. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $76.9 million during the first quarter of 2017, an increase of $1.1 million or 2% from $75.7 million during the first quarter of 2016.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 38% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Approximately 21% of these floating rate loans have interest rate floors that are currently in effect, so that an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on Heartland's interest income. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) For the Three Months Ended March 31, 2017 and 2016
	2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,449,054	$8,253	2.31%	$1,453,350	$8,644	2.39%
Nontaxable(1)	645,534	7,986	5.02	417,224	5,400	5.21
Total securities	2,094,588	16,239	3.14	1,870,574	14,044	3.02
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	96,270	209	0.88	66,716	95	0.57
Federal funds sold	314	—	—	31,126	10	0.13
Loans:(2)
Commercial and commercial real estate(1)	3,813,258	45,913	4.88	3,743,940	46,754	5.02
Residential mortgage	646,532	6,683	4.19	734,134	7,599	4.16
Agricultural and agricultural real estate(1)	483,079	5,554	4.66	467,978	5,729	4.92
Consumer	422,785	8,053	7.72	412,050	7,923	7.73
Fees on loans		1,760	—		1,571	—
Less: allowance for loan losses	(54,330)	—	—	(49,815)	—	—
Net loans	5,311,324	67,963	5.19	5,308,287	69,576	5.27
Total earning assets	7,502,496	84,411	4.56%	7,276,703	83,725	4.63%
Nonearning Assets	731,014			748,367
Total Assets	$8,233,510			$8,025,070
Interest Bearing Liabilities
Savings	$3,838,001	$2,105	0.22%	$3,556,207	$1,894	0.21%
Time, $100,000 and over	348,782	725	0.84	498,620	871	0.70
Other time deposits	484,336	900	0.75	642,301	1,408	0.88
Short-term borrowings	235,432	137	0.24	311,161	329	0.43
Other borrowings	284,404	3,656	5.21	264,875	3,475	5.28
Total interest bearing liabilities	5,190,955	7,523	0.59%	5,273,164	7,977	0.61%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,225,702			1,981,882
Accrued interest and other liabilities	63,895			74,253
Total noninterest bearing liabilities	2,289,597			2,056,135
Stockholders' Equity	752,958			695,771
Total Liabilities and Stockholders' Equity	$8,233,510			$8,025,070
Net interest income, fully tax-equivalent (non-GAAP)(1)		$76,888			$75,748
Net interest spread(1)			3.97%			4.02%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.16%			4.19%
Interest bearing liabilities to earning assets	69.19%			72.47%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)

Net interest income, fully tax-equivalent (non-GAAP)		$76,888			$75,748
Adjustments for tax-equivalent interest(1)		(3,860)			(3,041)
Net interest income (GAAP)		$73,028			$72,707

Average Earning Assets	$7,502,496			$7,276,703
Annualized net interest margin (GAAP)			3.95%			4.02%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.16%			4.19%

(1) Computed on a tax-equivalent basis using an effective tax rate of 35%.
(2) Nonaccrual loans are included in the average loans outstanding.
(3) Annualized net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $3.6 million for the first quarter of 2017 compared to $2.1 million for the first quarter of 2016. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered in establishing the allowance for loan losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016, and the information under the caption "Allowance For Loan Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5 to the consolidated financial statements included herein.

Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's quarterly provision for loan losses will vary from quarter to quarter. During the first quarter of 2017, Heartland’s credit quality was stable as nonperforming and delinquent loan levels were largely unchanged. As a result, the $3.6 million provision in the first quarter of 2017 was primarily due to the movement of acquired loans out of the purchase accounting pool and minor fluctuations in the variables that management uses to determine the allowance.
Heartland believes the allowance for loan losses as of March 31, 2017, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income

The table below shows Heartland's noninterest income for the three-month periods ended March 31, 2017 and 2016, in thousands:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Service charges and fees	$9,457	$7,162	$2,295	32%
Loan servicing income	1,724	1,268	456	36
Trust fees	3,631	3,813	(182)	(5)
Brokerage and insurance commissions	1,036	1,022	14	1
Securities gains, net	2,482	3,526	(1,044)	(30)
Net gains on sale of loans held for sale	6,147	11,065	(4,918)	(44)
Valuation adjustment on commercial servicing rights	5	—	5	100
Income on bank owned life insurance	617	522	95	18
Other noninterest income	794	1,200	(406)	(34)
Total noninterest income	$25,893	$29,578	$(3,685)	(12)%

Noninterest income totaled $25.9 million during the first quarter of 2017 compared to $29.6 million during the first quarter of 2016, a decrease of $3.7 million or 12%. This decrease reflected lower securities gains and decreased net gains on sale of loans held for sale, the effect of which was partially offset by increased service charges and fees.

Service charges and fees increased $2.3 million or 32% during the first quarter of 2017 compared to the first quarter of 2016. Service charges on checking and savings accounts recorded during the first quarter of 2017 were $2.1 million compared to $1.9 million during the first quarter of 2016, an increase of $234,000 or 12%. Overdraft fees were $2.2 million during the first quarter of 2017 compared to $2.0 million during the first quarter of 2016, an increase of $242,000 or 12%. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $3.0 million during the first quarter of 2017 compared to $2.3 million during the first quarter of 2016, an increase of $687,000 or 29%. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed during the first quarters of 2016 and 2017. Fees associated with credit card services were $2.0 million during the first quarter of 2017 compared to $909,000 during the first quarter of 2016, an increase of $1.1 million or 124%. This increase resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the newly acquired banks in California and Colorado. Heartland recently enhanced its card payment solutions for businesses with the rollout of a more robust expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.7 million during the first quarter of 2017 compared to $1.3 million during the first quarter of 2016, an increase of $456,000 or 36%. Loan servicing income related to the servicing of commercial and agricultural loans totaled $813,000 during the first quarter of 2017 compared to $597,000 during the first quarter of 2016, an increase of $216,000 or 36%. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $3.2 million during the first quarter of 2017 compared to $2.9 million during the first quarter of 2016, an increase of $241,000 or 8%. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $2.3 million during the first quarter of both 2017 and 2016. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled $4.34 billion at March 31, 2017, compared to $4.11 billion at March 31, 2016.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Mortgage Servicing Fees	$3,172	$3,116	$3,111	$2,989	$2,931
Mortgage Servicing Rights Amortization	(2,261)	(2,698)	(2,968)	(2,567)	(2,259)
Total Residential Mortgage Loan Servicing Income	$911	$418	$143	$422	$672
Net Gains On Sale of Residential Mortgage Loans	$5,947	$5,664	$11,061	$10,707	$10,368
Total Residential Mortgage Loan Applications	$248,614	$304,018	$445,107	$440,907	$406,999
Residential Mortgage Loans Originated	$161,851	$278,065	$324,337	$324,633	$238,266
Residential Mortgage Loans Sold	$172,521	$269,333	$315,917	$302,448	$220,381
Residential Mortgage Loan Servicing Portfolio	$4,338,311	$4,308,580	$4,259,459	$4,203,429	$4,112,519

Net gains on sale of loans held for sale totaled $6.1 million during the first quarter of 2017 compared to $11.1 million during the first quarter of 2016, a decrease of $4.9 million or 44%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $248.6 million in the first quarter of 2017 compared to $407.0 million in the first quarter of 2016, a decrease of $158.4 million or 39%. The volume of mortgage loans sold totaled $172.5 million during the first quarter of 2017, a $47.9 million or 22% decrease from the $220.4 million sold during the first quarter of 2016. Similar to trends in the mortgage loan market as a whole, Heartland experienced a dramatic decline in demand for mortgage loan refinancings in the last two quarters as interest rates increased during this period. In addition, the first quarter of the year is seasonally slow for the home purchases market. These two factors led to a significant decline in Heartland's mortgage loan production during the first quarter of 2017. The percentage of residential mortgage loans that represented refinancings was 36% during the first quarter of 2017 compared to 42% in the first quarter of 2016. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $200,000 during the first quarter of 2017 compared to $697,000 during the first quarter of 2016.

Other noninterest income was $794,000 during the first quarter of 2017 compared to $1.2 million during the first quarter of 2016, a decrease of $406,000 or 34%. The decrease was primarily attributable to the reimbursement received in the first quarter of 2016 from a customer for loan workout expenses that had been incurred and paid in prior years.

Noninterest Expenses

The table below shows Heartland's noninterest expenses for the three-month periods ended March 31, 2017 and 2016, in thousands:

	Three Months Ended March 31,
	2017	2016	Change	% Change
Salaries and employee benefits	$41,767	$41,714	$53	—%
Occupancy	5,073	5,003	70	1
Furniture and equipment	2,501	2,113	388	18
Professional fees	8,309	7,010	1,299	19
FDIC insurance assessments	807	1,168	(361)	(31)
Advertising	2,424	1,284	1,140	89
Core deposit intangibles and customer relationship intangibles amortization	1,171	1,895	(724)	(38)
Other real estate and loan collection expenses	828	572	256	45
Loss on sales/valuations of assets, net	412	313	99	32
Other noninterest expenses	8,448	9,237	(789)	(9)
Total noninterest expenses	$71,740	$70,309	$1,431	2%

For the first quarter of 2017, noninterest expenses totaled $71.7 million compared to $70.3 million during the first quarter of 2016, an increase of $1.4 million or 2%. The categories with the most significant increases were professional fees and advertising.

The largest component of noninterest expenses, salaries and employee benefits, increased $53,000 or less than 1% during the first quarter of 2017 as compared to the same quarter in 2016. Heartland had total full-time equivalent employees of 1,896 on March 31, 2017, compared to 1,907 on March 31, 2016.

Professional fees increased $1.3 million or 19% during the first quarter of 2017 compared to the first quarter of 2016, primarily as a result of a higher level of services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and cloud-based applications.

Advertising expenses were $2.4 million during the first quarter of 2017 compared to $1.3 million during the first quarter of 2016, an increase of $1.1 million or 89% during the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily a result of costs associated with a deposit promotion campaign.

Core deposit intangibles and customer relationship intangibles amortization was $1.2 million during the first quarter of 2017 compared to $1.9 million during the first quarter of 2016, a decrease of $724,000 or 38%. During the first quarter of 2016, a $700,000 adjustment to the core deposit intangibles was recorded at Premier Valley Bank due to the loss of a significant deposit account relationship at Premier Valley Bank.

For the first quarter of 2017, other noninterest expenses decreased $789,000 or 9% over the first quarter of 2016, as Heartland replaced certain existing software applications and their associated maintenance costs with cloud-based applications.

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During the first quarter of 2017, Heartland's efficiency ratio, on a fully tax-equivalent basis, increased to 69.95% in comparison with 66.90% during the first quarter of 2016. Contributing to this increase were reduced operating revenue, primarily as a result of a reduction in mortgage loan originations and increased expenses associated with merger and acquisition activity and promotional costs incurred for a deposit marketing campaign. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense timing differences that are inherent in the residential mortgage business.

Income Taxes

Heartland's effective tax rate was 23.49% for the first quarter of 2017 compared to 33.10% for the first quarter of 2016. Federal low-income housing tax credits reduced Heartland's income taxes by $304,000 during the first quarter of both 2017 and 2016. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 30.46% during the first quarter of 2017 compared to 18.88% during the first quarter of 2016. As a result of the adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" on January 1, 2017, Heartland's income taxes during the first quarter of 2017 included a tax benefit of $888,000 upon the vesting of outstanding restricted stock unit awards. The majority of Heartland's restricted stock unit awards vest annually in the first quarter. Exclusive of this tax benefit, Heartland's effective tax rate for the first quarter of 2017 was 27.26%.

Segment Reporting

Heartland has two reportable segments: community and other banking and retail mortgage banking. Revenues from community and other banking operations consist primarily of interest earned on loans and investment securities, fees from deposit and ancillary services and net security gains. Retail mortgage banking operating revenues consist of interest earned on mortgage loans held for sale, gains on sale of mortgage loans into the secondary market, the servicing of mortgage loans for others and loan origination fee income. See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding Heartland's segment reporting.

Income before taxes for the community and other banking segment for the first quarter of 2017 was $24.4 million compared to $28.3 million for the first quarter of 2016, a $4.0 million or 14% decrease. This decrease resulted primarily from increased noninterest expenses.

Net interest income from the community and other banking segment was $72.2 million during the first quarter of 2017 compared to $71.6 million during the first quarter of 2016, an increase of $600,000 or 1%. This increase was primarily a result of additional earning assets from the CIC Bancshares, Inc. acquisition completed on February 5, 2016, and the Founders Bancorp acquisition completed on February 28, 2017.

Provision for loan losses allocable to the community and other banking segment was $3.6 million for the first quarter of 2017 compared to $2.1 million during the first quarter of 2016. Given the size of Heartland's loan portfolio, the movement of acquired loans out of the purchase accounting pool and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's quarterly provision for loan losses will vary from quarter to quarter. During the first quarter of 2017, Heartland’s credit quality was stable as nonperforming and delinquent loan levels were largely unchanged. As a result, the higher provision in the first quarter of 2017 in comparison with the first quarter of 2016 was primarily due to the movement of acquired loans out of the purchase accounting pool and minor fluctuations in the variables that management uses to determine the allowance.

Noninterest income allocable to the community and other banking segment totaled $19.0 million during the first quarter of 2017 compared to $18.5 million during the first quarter of 2016, an increase of $497,000 or 3%. The increase was primarily a result of higher service charges and fees, which were offset by a $1.0 million decrease in security gains, net.

Noninterest expenses allocable to the community and other banking segment totaled $63.2 million during the first quarter of 2017 compared to $59.7 million during the first quarter of 2016, an increase of $3.5 million or 6%. The categories of noninterest expenses with the most significant increases were professional fees and advertising. These increases were primarily a result of additional services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and the replacement of software applications with cloud-based applications, and advertising costs associated with a deposit promotion campaign.

The retail mortgage banking segment recorded a loss before taxes of $824,000 for the first quarter of 2017 compared to income before taxes of $1.6 million for the first quarter of 2016, a decrease of $2.4 million or 152%. Noninterest income from the retail mortgage banking segment totaled $6.9 million during the first quarter of 2017 compared to $11.0 million during the first quarter of 2016, a $4.2 million or 38% decrease. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $248.6 million in the first quarter of 2017 compared to $407.0 million in the first quarter of 2016, a decrease of $158.4 million or 39%. The volume of mortgage loans sold totaled $172.5 million during the first quarter of 2017, a $47.9 million or 22% decrease from the $220.4 million of mortgage loans sold during the first quarter of 2016. This decrease was attributable to the higher mortgage interest rates during the first quarter of 2017, which significantly reduced mortgage loan refinancing activity.

Noninterest expenses allocable to the retail mortgage banking segment were $8.5 million during the first quarter of 2017 compared to $10.6 million during the first quarter of 2016, a decrease of $2.0 million or 19%. Lower expenses during the first quarter of 2017 in comparison with the first quarter of 2016 were partially attributable to reduced transaction-based compensation paid to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during the first quarter of 2017. Additionally, in reaction to the lower volume of mortgage loan originations, a series of workforce reductions were implemented during the first quarter of 2017. The impact of the workforce reductions are expected to continue into the second quarter.

FINANCIAL CONDITION

Total assets were $8.36 billion at March 31, 2017, an increase of $114.8 million or 1% since year-end 2016. Included in this increase, at fair value, was $213.9 million of assets acquired in the Founders Bancorp transaction.

Lending Activities

Total net loans held to maturity were $5.36 billion at March 31, 2017, compared to $5.35 billion at year-end 2016, an increase of $9.9 million or less than 1%. This increase includes $96.4 million of total loans held to maturity, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total loans held to maturity decreased $86.6 million or 2%. Historically, Heartland has not experienced significant organic loan growth in the first quarter of the year. Three of the Heartland bank subsidiaries experienced a decline in loan balances during the quarter primarily as a result of scheduled construction loan payoffs.

The table below presents the composition of the loan portfolio as of March 31, 2017, and December 31, 2016, in thousands:

LOAN PORTFOLIO	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$1,314,393	24.50%	$1,287,265	24.04%
Commercial real estate	2,535,355	47.27	2,538,582	47.42%
Agricultural and agricultural real estate	481,125	8.97	489,318	9.14
Residential mortgage	604,902	11.28	617,924	11.54
Consumer	427,962	7.98	420,613	7.86
Gross loans receivable held to maturity	5,363,737	100.00%	5,353,702	100.00%
Unearned discount	(668)		(699)
Deferred loan fees	(1,465)		(1,284)
Total net loans receivable held to maturity	5,361,604		5,351,719
Allowance for loan losses	(54,999)		(54,324)
Loans receivable, net	$5,306,605		$5,297,395

Loans secured by real estate, either fully or partially, totaled $3.55 billion or 66% of gross loans at March 31, 2017. Excluding purchase accounting valuations, 51% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's real estate secured loans at March 31, 2017, and December 31, 2016, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2017	December 31, 2016
Residential real estate, excluding residential construction and residential lot loans	$995,797	$1,030,190
Industrial, manufacturing, business and commercial	475,339	474,632
Agriculture	247,585	255,046
Retail	336,866	332,009
Office	351,700	347,334
Land development and lots	130,999	127,700
Hotel, resort and hospitality	167,914	151,571
Multi-family	188,219	185,559
Food and beverage	100,989	102,225
Warehousing	123,766	120,471
Health services	143,793	147,412
Residential construction	132,659	143,962
All other	173,387	172,617
Purchase accounting valuations	(17,901)	(17,559)
Total loans secured by real estate	$3,551,112	$3,573,169

Allowance For Loan Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for loan losses, refer to the critical accounting policies section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Nonperforming loans were $63.7 million or 1.19% of total loans at March 31, 2017, compared to $64.4 million or 1.20% of total loans at December 31, 2016. At March 31, 2017, approximately $27.1 million or 42% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to four borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $16.6 million at March 31, 2017, and $17.3 million at December 31, 2016, which includes $14.2 million and $14.3 million, respectively, of repurchased residential real estate loans.

The allowance for loan losses at March 31, 2017, was 1.03% of loans and 86.29% of nonperforming loans compared to 1.02% of loans and 84.37% of nonperforming loans at December 31, 2016. Excluding those loans covered by the purchase accounting adjustments, the ratio of the allowance for loan losses to outstanding loans was 1.22% at both March 31, 2017, and December 31, 2016. At March 31, 2017, valuation reserves totaled $25.2 million and covered $938.9 million of acquired loans. At December 31, 2016, valuation reserves totaled $25.3 million and covered $956.0 million of acquired loans.

Loans delinquent 30 to 89 days as a percent of total loans was 0.44% at March 31, 2017, in comparison with 0.37% at December 31, 2016.

The table below presents the changes in the allowance for loan losses during the three-month periods ended March 31, 2017 and 2016, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$54,324	$48,685
Provision for loan losses	3,641	2,067
Recoveries on loans previously charged off	752	591
Charge-offs on loans	(3,718)	(1,605)
Balance at end of period	$54,999	$49,738
Annualized ratio of net charge offs to average loans	0.22%	0.08%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2017	2016	2016	2015
Nonaccrual loans	$62,868	$47,750	$64,299	$39,655
Loans contractually past due 90 days or more	872	639	86	—
Total nonperforming loans	63,740	48,389	64,385	39,655
Other real estate	11,188	11,338	9,744	11,524
Other repossessed assets	739	426	663	485
Total nonperforming assets	$75,667	$60,153	$74,792	$51,664
Performing troubled debt restructured loans(1)	$11,010	$10,711	$10,380	$11,075
Nonperforming loans to total loans	1.19%	0.88%	1.20%	0.79%
Nonperforming assets to total loans plus repossessed property	1.41%	1.09%	1.39%	1.03%
Nonperforming assets to total assets	0.90%	0.73%	0.91%	0.67%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the first three months of 2017, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2016	$64,385	$9,744	$663	$74,792
Loan foreclosures	(2,461)	2,263	198	—
Net loan charge-offs	(2,966)	—	—	(2,966)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	14,819	—	—	14,819
Reduction of nonperforming loans(1)	(10,037)	—	—	(10,037)
OREO/Repossessed assets sales proceeds	—	(545)	(170)	(715)
OREO/Repossessed assets writedowns, net	—	(274)	(5)	(279)
Net activity at Citizens Finance Co.	—	—	53	53
March 31, 2017	$63,740	$11,188	$739	$75,667

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 26% of total assets at both March 31,

2017, and December 31, 2016. Total available for sale securities as of March 31, 2017, were $1.89 billion, an increase of $47.7 million or 3% from $1.85 billion at December 31, 2016.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity securities and other, by major category, as of March 31, 2017, and December 31, 2016, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$15,067	0.69%	$4,700	0.22%
Mortgage-backed securities	1,288,527	59.22	1,290,500	60.56
Obligation of states and political subdivisions	835,209	38.39	799,806	37.53
Equity securities	15,341	0.71	14,520	0.68
Other securities	21,557	0.99	21,560	1.01
Total securities	$2,175,701	100.00%	$2,131,086	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 59% at March 31, 2017, and 61% at December 31, 2016. Approximately 77% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at March 31, 2017. Heartland's securities portfolio had an expected modified duration of 4.15 years as of March 31, 2017, compared to 4.34 years at year-end 2016.

The Volcker Rule, which is scheduled to be effective July 21, 2017, prohibits insured depository institutions and their holding companies from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. Heartland does not believe that it engages in any significant amount of proprietary trading, as defined in the Volcker Rule, and believes that any impact of the Volcker Rule on Heartland's business activities and investment portfolio would be minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland believes that any impact related to investments considered to be covered funds would not have a significant effect on its financial condition or results of operations.

At March 31, 2017, Heartland had $21.6 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $7.09 billion as of March 31, 2017, compared to $6.85 billion at year-end 2016, an increase of $242.5 million or 4%. This increase included $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total deposits increased $61.0 million or 1% during the first quarter of 2017.

The table below presents, in thousands, the composition of Heartland's deposits by category as of March 31, 2017, and December 31, 2016:

DEPOSITS	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Demand	$2,319,256	32.71%	$2,202,036	32.16%
Savings	3,940,146	55.58	3,788,089	55.32
Time	830,459	11.71	857,286	12.52
Total	$7,089,861	100.00%	$6,847,411	100.00%

Demand deposits totaled $2.32 billion at March 31, 2017, an increase of $117.2 million or 5% since year-end 2016, with $94.4 million of the increase attributable to the Founders Bancorp transaction. Excluding demand deposits acquired in this transaction, demand deposits increased $22.8 million or 1%. Deposit composition continued to reflect a favorable mix with demand deposits at 33% of total deposits, savings deposits at 55% and time deposits at 12% at March 31, 2017, compared to demand deposits at 32% of total deposits, savings deposits at 55% and time deposits at 13% of total deposits at December 31, 2016. Contributing to the improvement in deposit mix were decreases in the level of time deposits, which decreased $50.6 million during the first quarter of 2017 when excluding the $23.8 million of time deposits acquired in the Founders Bancorp transaction. This trend of reduced time deposits is partially a result of management's focus on building its demand and savings deposit customer base. Heartland does not plan to offer highly competitive interest rates on time deposits, except to customers with which it has other banking relationships. Savings deposits totaled $3.94 billion at March 31, 2017, an increase of $152.1 million or 4% since year-end 2016, with $63.3 million of the increase attributable to the Founders Bancorp transaction. Excluding savings deposits acquired in this transaction, savings deposits increased $88.8 million or 2%.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2017, and December 31, 2016, in thousands:

	March 31, 2017	December 31, 2016
Securities sold under agreement to repurchase	$135,748	$229,555
Federal funds purchased	3,680	40,200
Advances from the FHLB	10,000	30,367
Other short-term borrowings	5,597	6,337
Total	$155,025	$306,459

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $155.0 million at March 31, 2017, compared to $306.5 million at year-end 2016, a decrease of $151.4 million or 49%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $135.7 million at March 31, 2017, compared to $229.6 million at December 31, 2016, a decrease of $93.8 million or 41%. In addition to seasonal fluctuations, these balances declined as a result of Heartland's focus on reducing the volume of retail repurchase agreement activity so that the securities pledged under these repurchase agreements would be unencumbered. The treasury management teams at the Heartland bank subsidiaries introduced other value-added cash management tools and loss prevention services to these customers to further enhance their cash management alternatives.

Short-term FHLB advances of $10.0 million were included in short-term borrowings at March 31, 2017, in comparison with $30.4 million at December 31, 2016.

Also included in short-term borrowings is a $20.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. No balance was outstanding on this line at both March 31, 2017, and December 31, 2016.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
Advances from the FHLB	$6,907	$6,975
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	115,321	115,232
Senior notes	11,000	16,000
Note payable to unaffiliated bank	36,667	37,667
Contracts payable for purchase of real estate and other assets	1,973	2,339
Subordinated notes	73,893	73,857
Other borrowings	6,290	6,464
Total	$282,051	$288,534

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt, and obligations under trust preferred capital securities. As of March 31, 2017, the amount of other borrowings was $282.1 million, a decrease of $6.5 million or 2% since year-end 2016.

Long-term FHLB borrowings with an original term of more than one year totaled $6.9 million at March 31, 2017, compared to $7.0 million at December 31, 2016. Total long-term FHLB borrowings at March 31, 2017, had an average rate of 3.27% and an average maturity of 46 months.

Heartland's structured wholesale repurchase agreements totaled $30.0 million at both March 31, 2017, and December 31, 2016. These wholesale repurchase agreements mature in 2018.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $75.0 million. At March 31, 2017, $36.7 million was outstanding on this non-revolving credit line compared to $37.7 million outstanding at December 31, 2016. Any outstanding balance on this non-revolving credit line is due in April 2021. At March 31, 2017, Heartland had $27.1 million available on this non-revolving credit facility.

Heartland also had senior notes totaling $11.0 million outstanding at March 31, 2017, and $16.0 million outstanding at December 31, 2016, and subordinated notes totaling $73.9 million outstanding at both March 31, 2017, and December 31, 2016. During the first quarter of 2017, $167,000 of the subordinated convertible notes were converted into 6,128 shares of Heartland common stock.

A schedule of Heartland's trust preferred securities outstanding as of March 31, 2017, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/17(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	3.90%(2)	03/17/2034	06/17/2017
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.35%(3)	04/07/2036	07/07/2017
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	6.75%(4)	09/15/2037	06/15/2017
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.53%(5)	09/01/2037	06/01/2017
Morrill Statutory Trust I	8,829	12/19/2002	3.25% over LIBOR	4.40%(6)	12/26/2032	06/26/2017
Morrill Statutory Trust II	8,448	12/17/2003	2.85% over LIBOR	4.00%(7)	12/17/2033	06/17/2017
Sheboygan Statutory Trust I	6,287	9/17/2003	2.95% over LIBOR	4.10%	09/17/2033	06/17/2017
CBNM Capital Trust I	4,272	9/10/2004	3.25% over LIBOR	4.38%	12/15/2034	06/15/2017
	$115,467

(1) Effective weighted average interest rate as of March 31, 2017, was 4.83% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of March 31, 2017, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of March 31, 2017, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Interest rate is fixed at 6.75% through June 15, 2017, then resets to 1.48% over LIBOR for the remainder of the term.
(5) Effective interest rate as of March 31, 2017, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of March 31, 2017, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of March 31, 2017, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

During 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which will convert from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture. The effective date of the interest rate swap transaction is June 15, 2017, and Heartland Statutory Trust VI will effectively remain at a fixed interest rate. The forward-starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap was effective on March 1, 2017, and replaced the current interest rate swap related to Heartland Statutory Trust VII that expired on March 1, 2017.

CAPITAL REQUIREMENTS

Bank regulatory agencies have adopted capital standards by which all bank holding companies are evaluated, including requirements to maintain certain core capital amounts included as Tier 1 capital at minimum levels relative to total assets (the "Tier 1 Leverage Capital Ratio") and at minimum levels relative to "risk-weighted assets," which are calculated by assigning value to assets, and off balance sheet commitments, based on their risk characteristics (the "Tier 1 Risk-Based Capital Ratio"). Bank holding companies also are required to maintain total capital at minimum levels relative to risk-weighted assets (the "Total Risk-Based Capital Ratio"). Starting in 2015, bank holding companies became subject to a new Common Equity Tier 1 Capital Ratio, an increased Tier 1 Leverage Capital Ratio and an increased Tier 1 Risk-Based Capital Ratio under the Basel III rules. They are required to include in Common Equity Tier 1 capital the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that were previously excluded from the definition of Tier 1 capital. However, bank holding companies were allowed to make a one-time election not to include those effects. Heartland and its bank subsidiaries have been, and will continue to be, managed so they meet the well-capitalized requirements under the regulatory framework for prompt corrective action. Heartland and its bank subsidiaries made the one-time election to exclude the effects of other comprehensive income adjustments on their Tier 1 capital.

Under the Basel III rules, the requirements to be categorized as well-capitalized was established at 6.5% for the Common Equity Tier 1 Capital Ratio, changed from 4% to 5% for the Tier 1 Leverage Capital Ratio, changed from 6% to 8% for the Tier 1 Risk-Based Capital Ratio and remained at 10% for the Total Risk-Based Capital Ratio. The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. Heartland's capital ratios were as follows for the dates indicated, in thousands:

CAPITAL RATIOS	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratio
Tier 1 capital	$777,802	12.40%	$756,056	11.93%
Tier 1 capital minimum requirement	376,277	6.00%	380,148	6.00%
Excess	$401,525	6.40%	$375,908	5.93%

Common Equity Tier 1 capital	$661,543	10.55%	$639,467	10.09%
Common Equity Tier 1 minimum requirement	282,208	4.50%	285,111	4.50%
Excess	$379,335	6.05%	$354,356	5.59%

Total capital	$907,922	14.48%	$887,607	14.01%
Total capital minimum requirement	501,703	8.00%	506,865	8.00%
Excess	$406,219	6.48%	$380,742	6.01%
Total risk-weighted assets	$6,271,289		$6,335,807

Leverage Ratio
Tier 1 capital	$777,802	9.62%	$756,056	9.28%
Tier 1 capital minimum requirement	323,357	4.00%	325,894	4.00%
Excess	$454,445	5.62%	$430,162	5.28%
Average adjusted assets (less goodwill and other intangible assets)	$8,083,932		$8,147,357

On July 29, 2016, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement will permit Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may be offered is not specified in the registration statement, and the terms of any future offerings will be established at the time of the offering. In November 2016, Heartland offered and sold 1,379,690 shares of its common stock pursuant to this registration statement.

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. Based on Heartland's closing common stock price of $49.55 per share on February 28, 2017, the aggregate consideration was approximately $31.0 million, which was paid by delivery of 455,877 shares of Heartland common stock and cash of $8.4 million.

During the first quarter of 2017, 333 shares of the Heartland Series D convertible preferred stock issued in the CIC Bancshares, Inc. acquisition were converted into 13,283 shares of Heartland common stock, and $167,000 of the convertible notes assumed in the acquisition were converted into 6,128 shares of Heartland common stock.

Common stockholders' equity was $780.4 million at March 31, 2017, compared to $739.6 million at December 31, 2016. Book value per common share was $29.26 at March 31, 2017, compared to $28.31 at year-end 2016. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized losses on securities available for sale, net of applicable taxes, of $28.4 million at March 31, 2017, compared to unrealized losses of $30.2 million at December 31, 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2017, and December 31, 2016, commitments to extend credit aggregated $1.58 billion and $1.57 billion, respectively. Standby letters of credit aggregated $45.9 million at March 31, 2017 and $46.1 million at December 31, 2016.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016. Except for the commitments with respect to the Citywide Banks of Colorado, Inc. acquisition described below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On February 13, 2017, Heartland entered into a definitive merger agreement with Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Under the terms of the definitive merger agreement, Heartland will acquire Citywide Banks of Colorado Inc., in a transaction valued at approximately $203.0 million as of the announcement date, subject to certain adjustments. Citywide Banks of Colorado, Inc. common shareholders will receive a combination of Heartland common stock and cash. The transaction is subject to customary closing conditions, including approval by shareholders of Citywide Banks of Colorado, Inc., and bank regulatory authorities. The transaction is also subject to Heartland stockholders approving an increase in the number of authorized shares of Heartland common stock at the 2017 annual meeting of stockholders. The transaction is expected to close in the third quarter of 2017, and simultaneous with the closing, Citywide Banks will merge into Heartland's Centennial Bank and Trust subsidiary. The combined entity will operate as Citywide Banks.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. At March 31, 2017, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $20.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At March 31, 2017, $27.1 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of March 31, 2017.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in Heartland's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

Heartland continues to explore opportunities to expand its footprint of independent community banks. In the current banking industry environment, Heartland seeks these opportunities for growth through acquisitions. Heartland is primarily focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to increase market share, achieve efficiencies and provide greater convenience for current customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
Heartland enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund these loans and on the residential mortgage loans held as available for sale. See Note 7 to the consolidated financial statements include in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments.

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

Operating activities provided cash of $33.8 million during the first three months of 2017 compared to providing cash of $24.4 million of cash during the first three months of 2016. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which provided cash of $12.3 million during the first three months of 2017 compared to the use of $1.8 million in cash during the first three months of 2016.

Investing activities provided cash of $80.4 million during the first three months of 2017 compared to providing cash of $74.1 million during the first three months of 2016. The proceeds from securities sales, paydowns and maturities were $273.5 million during the first three months of 2017 compared to $349.0 million during the first three months of 2016. Cash used for the purchase of securities totaled $313.7 million during the first three months of 2017 compared to $363.0 million during the first three months of 2016. A net change in loans provided cash of $80.9 million during the first three months of 2017 compared to providing cash of $78.5 million during the first three months of 2016. Also contributing to cash provided by investing activities was net cash and cash equivalents received in acquisitions, which totaled $33.7 million during the first three months of 2017 compared to $8.1 million during the first three months of 2016.

Financing activities used cash of $99.8 million during the first three months of 2017 compared to using cash of $224.0 million during the first three months of 2016. A net increase in demand and savings deposits provided cash of $111.6 million during the first three months of 2017 compared to providing cash of $1.8 million during the first three months of 2016. A net decrease in time deposits used cash of $50.6 million during the first three months of 2017 compared to using cash of $131.4 million during the first three months of 2016. Short-term borrowings activity, including short-term FHLB activity, used cash of $151.4 million during the first three months of 2017 compared to using cash of $3.9 million during the first three months of 2016. Other borrowing activity used cash of $6.4 million during the first three months of 2017 compared to using cash of $5.5 million during the first three months of 2016. Included in the use of cash during the first three months of 2016 was cash of $81.7 million used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund program.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of increases in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships, and, as a result, short-term borrowing balances will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, management intends to rely more heavily on deposit growth and additional FHLB borrowings in the future.

In the event of short-term liquidity needs, Heartland's bank subsidiaries may purchase federal funds from each other or from correspondent banks, and may also borrow from the Federal Reserve Bank. Additionally, the bank subsidiaries’ FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs.

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $20.0 million, of which no balance had been drawn at March 31, 2017. Heartland also has a non-revolving credit line with the same unaffiliated bank, which had $27.1 million of borrowing capacity at March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Heartland's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and accepting deposits. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on the current fair market values of Heartland's assets, liabilities and off-balance sheet contracts. Heartland's objective is to measure this risk and manage its balance sheet to avoid unacceptable potential for economic loss.

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first three months of 2017.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2017, and March 31, 2016, provided the following results, in thousands:

	2017		2016
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$288,697	(2.40)%	$277,416	(2.76)%
Base	$295,788		$285,293
Up 200 Basis Points	$299,112	1.12%	$281,351	(1.38)%
Year 2
Down 100 Basis Points	$270,796	(8.45)%	$266,563	(6.57)%
Base	$293,625	(0.73)%	$287,656	0.83%
Up 200 Basis Points	$310,771	5.07%	$289,691	1.54%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments, but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both March 31, 2017, and December 31, 2016, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended March 31, 2017, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2016 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K report for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)(2)	Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2	(1)(2)	Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.3	(1)(2)	Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Dated: May 5, 2017