Form 10-Q
period 2017-06-30
HEARTLAND FINANCIAL USA INC
filed 2017-08-04
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 2, 2017, the Registrant had outstanding 29,917,388 shares of common stock, $1.00 par value per share.

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
10.1 Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2 Revolving Credit Line Promissory Note dated June 14, 2017, between Heartland Financial USA, Inc. and Bankers Trust Company
10.3 Promissory Note dated June 14, 2017, between Heartland Financial USA, Inc. and Bankers Trust Company
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Cash and due from banks	$141,100	$151,290
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	40,676	7,434
Cash and cash equivalents	181,776	158,724
Time deposits in other financial institutions	30,241	2,105
Securities:
Available for sale, at fair value (cost of $1,825,837 at June 30, 2017, and $1,893,947 at December 31, 2016)	1,789,441	1,845,864
Held to maturity, at cost (fair value of $273,394 at June 30, 2017, and $274,799 at December 31, 2016)	259,586	263,662
Other investments, at cost	21,094	21,560
Loans held for sale	48,848	61,261
Loans receivable:
Held to maturity	5,325,082	5,351,719
Allowance for loan losses	(54,051)	(54,324)
Loans receivable, net	5,271,031	5,297,395
Premises, furniture and equipment, net	162,423	163,614
Premises, furniture and equipment held for sale	580	414
Other real estate, net	9,269	9,744
Goodwill	141,461	127,699
Core deposit intangibles and customer relationship intangibles, net	22,850	22,775
Servicing rights, net	34,736	35,778
Cash surrender value on life insurance	120,281	112,615
Other assets	111,104	123,869
TOTAL ASSETS	$8,204,721	$8,247,079
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$2,355,410	$2,202,036
Savings	3,704,579	3,788,089
Time	870,180	857,286
Total deposits	6,930,169	6,847,411
Short-term borrowings	139,130	306,459
Other borrowings	281,096	288,534
Accrued expenses and other liabilities	48,356	63,759
TOTAL LIABILITIES	7,398,751	7,506,163
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both June 30, 2017, and December 31, 2016)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2017, and December 31, 2016)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2017, and December 31, 2016, none issued or outstanding at both June 30, 2017, and December 31, 2016)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2017, and December 31, 2016; 745 shares issued and outstanding at June 30, 2017, and 1,078 shares issued and outstanding at December 31, 2016)	938	1,357
Common stock (par value $1 per share; 40,000,000 shares authorized at June 30, 2017, and 30,000,000 shares authorized at December 31, 2016; issued 26,701,226 shares at June 30, 2017, and 26,119,929 shares at December 31, 2016)	26,701	26,120
Capital surplus	352,500	328,376
Retained earnings	450,228	416,109
Accumulated other comprehensive income (loss)	(24,397)	(31,046)
Treasury stock at cost (0 shares at both June 30, 2017, and December 31, 2016)	—	—
TOTAL STOCKHOLDERS' EQUITY	805,970	740,916
TOTAL LIABILITIES AND EQUITY	$8,204,721	$8,247,079

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$68,094	$69,809	$134,992	$138,234
Interest on securities:
Taxable	8,599	7,952	16,852	16,687
Nontaxable	5,020	3,566	10,211	7,076
Interest on federal funds sold	3	1	3	11
Interest on interest bearing deposits in other financial institutions	345	3	554	7
TOTAL INTEREST INCOME	82,061	81,331	162,612	162,015
INTEREST EXPENSE:
Interest on deposits	4,163	4,021	7,893	8,194
Interest on short-term borrowings	90	519	227	848
Interest on other borrowings (includes $300 and $465 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2017 and 2016, respectively, and $697 and $971 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2017 and 2016, respectively)	3,228	3,673	6,884	7,148
TOTAL INTEREST EXPENSE	7,481	8,213	15,004	16,190
NET INTEREST INCOME	74,580	73,118	147,608	145,825
Provision for loan losses	889	2,118	4,530	4,185
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	73,691	71,000	143,078	141,640
NONINTEREST INCOME:
Service charges and fees	9,696	8,022	19,153	15,184
Loan servicing income	1,351	1,292	3,075	2,560
Trust fees	3,979	3,625	7,610	7,438
Brokerage and insurance commissions	976	886	2,012	1,908
Securities gains, net (includes $1,392 and $4,622 of net security gains reclassified from accumulated other comprehensive income for the three months ended June 30, 2017 and 2016, respectively, $3,874 and $8,378 of net security gains reclassified from accumulated other comprehensive income for the six months ended June 30, 2017 and 2016, respectively)	1,392	4,622	3,874	8,148
Net gains on sale of loans held for sale	6,817	11,270	12,964	22,335
Valuation allowance on commercial servicing rights	19	(46)	24	(46)
Income on bank owned life insurance	656	591	1,273	1,113
Other noninterest income	738	764	1,532	1,964
TOTAL NONINTEREST INCOME	25,624	31,026	51,517	60,604
NONINTEREST EXPENSES:
Salaries and employee benefits	41,126	41,985	82,893	83,699
Occupancy	5,056	5,220	10,129	10,223
Furniture and equipment	2,586	2,442	5,087	4,555
Professional fees	7,583	7,486	15,892	14,496
FDIC insurance assessments	909	1,120	1,716	2,288
Advertising	1,359	1,551	3,783	2,835
Core deposit intangibles and customer relationship intangibles amortization	1,218	1,297	2,389	3,192
Other real estate and loan collection expenses	365	659	1,193	1,231
(Gain)/loss on sales/valuations of assets, net	(112)	(43)	300	270
Other noninterest expenses	9,208	9,303	17,656	18,540
TOTAL NONINTEREST EXPENSES	69,298	71,020	141,038	141,329
INCOME BEFORE INCOME TAXES	30,017	31,006	53,557	60,915
Income taxes (includes $407 and $1,551 of income tax expense reclassified from accumulated other comprehensive income for the three months ended June 30, 2017 and 2016, respectively, $1,185 and $2,763 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2017 and 2016, respectively)	8,059	10,036	13,589	19,936
NET INCOME	21,958	20,970	39,968	40,979
Preferred dividends	(13)	(52)	(32)	(220)
Interest expense on convertible preferred debt	4	31	9	31
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$21,949	$20,949	$39,945	$40,790
EARNINGS PER COMMON SHARE - BASIC	$0.82	$0.85	$1.51	$1.69
EARNINGS PER COMMON SHARE - DILUTED	$0.81	$0.84	$1.49	$1.66
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.22	$0.20

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$21,958	$20,970	$39,968	$40,979
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	9,683	3,903	15,062	23,970
Reclassification adjustment for net gains realized in net income	(1,392)	(4,622)	(3,874)	(8,378)
Net change in non-credit related other than temporary impairment	—	—	—	7
Income taxes	(3,238)	289	(4,349)	(6,235)
Other comprehensive income (loss) on securities	5,053	(430)	6,839	9,364
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(809)	(2,044)	(673)	(5,467)
Reclassification adjustment for net losses on derivatives realized in net income	300	465	697	971
Income taxes	1	598	(214)	1,672
Other comprehensive loss on cash flow hedges	(508)	(981)	(190)	(2,824)
Other comprehensive income (loss)	4,545	(1,411)	6,649	6,540
TOTAL COMPREHENSIVE INCOME	$26,503	$19,559	$46,617	$47,519

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,968	$40,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,566	14,841
Provision for loan losses	4,530	4,185
Net amortization of premium on securities	13,997	16,204
Securities gains, net	(3,874)	(8,148)
Stock based compensation	2,763	2,386
Write downs and losses on sales of assets, net	300	270
Loans originated for sale	(369,579)	(546,050)
Proceeds on sales of loans held for sale	390,683	554,427
Net gains on sale of loans held for sale	(8,691)	(16,132)
Decrease in accrued interest receivable	1,876	1,651
Decrease in prepaid expenses	936	683
Increase in accrued interest payable	(130)	(406)
Capitalization of servicing rights	(4,406)	(6,203)
Valuation allowance on commercial servicing rights	(24)	46
Net excess tax benefit from stock based compensation	989	1,100
Other, net	(11,989)	(8,316)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,915	51,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	624,008	622,375
Proceeds from the sale of securities held to maturity	—	4,057
Proceeds from the sale of other investments	—	4,116
Proceeds from the redemption of time deposits in other financial institutions	5,867	—
Proceeds from the maturity of and principal paydowns on securities available for sale	102,506	82,513
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,655	3,962
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	14,483	250
Proceeds from the maturity of and principal paydowns on other investments	2,017	—
Purchase of securities available for sale	(666,588)	(594,135)
Purchase of other investments	(1,001)	(1,867)
Net decrease in loans	113,369	98,232
Purchase of bank owned life insurance policies	(2,000)	—
Capital expenditures	(5,683)	(7,360)
Net cash and cash equivalents received in acquisitions	33,698	8,084
Proceeds from the sale of equipment	1,692	485
Proceeds on sale of OREO and other repossessed assets	4,352	3,161
NET CASH PROVIDED BY INVESTING ACTIVITIES	$230,375	$223,873

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	58,953	71,488
Net decrease in savings deposits	(146,800)	(9,979)
Net decrease in time deposit accounts	(10,891)	(277,871)
Net decrease in short-term borrowings	(161,963)	(63,807)
Proceeds from short term FHLB advances	86,139	210,000
Repayments of short term FHLB advances	(91,505)	(172,150)
Proceeds from other borrowings	—	40,000
Repayments of other borrowings	(7,503)	(14,495)
Redemption of preferred stock	—	(81,698)
Purchase of treasury stock	(217)	(1,698)
Proceeds from issuance of common stock	398	1,101
Dividends paid	(5,849)	(5,130)
NET CASH USED BY FINANCING ACTIVITIES	(279,238)	(304,239)
Net increase (decrease) in cash and cash equivalents	23,052	(28,849)
Cash and cash equivalents at beginning of year	158,724	258,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,776	$229,950
Supplemental disclosures:
Cash paid for income/franchise taxes	$5,860	$12,570
Cash paid for interest	$15,134	$16,595
Loans transferred to OREO	$4,912	$1,359
Purchases of securities available for sale, accrued, not settled	$—	$64
Sales of securities available for sale, accrued, not settled	$—	$2,201
Conversion of convertible debt to common stock	$167	$—
Conversion of Series D preferred stock to common stock	$419	$—
Stock consideration granted for acquisitions	$22,589	$57,433

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				40,979	6,540		47,519
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $17.50 per share				(52)			(52)
Common, $0.20 per share				(4,910)			(4,910)
Redemption of Series C Preferred Stock	(81,698)						(81,698)
Issuance of Series D Preferred Stock	3,777						3,777
Purchase of 33,503 shares of common stock						(1,698)	(1,698)
Issuance of 2,141,186 shares of common stock		2,108	55,860			1,666	59,634
Stock based compensation			2,386				2,386
Balance at June 30, 2016	$3,777	$24,544	$274,682	$384,479	$513	$(32)	$687,963
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income				39,968	6,649		46,617
Cash dividends declared:
Series D Preferred, $35.00 per share				(32)			(32)
Common, $0.22 per share				(5,817)			(5,817)
Conversion of Series D preferred stock	(419)						(419)
Purchase of 4,611 shares of common stock						(217)	(217)
Issuance of 585,908 shares of common stock		581	21,361			217	22,159
Stock based compensation			2,763				2,763
Balance at June 30, 2017	$938	$26,701	$352,500	$450,228	$(24,397)	$—	$805,970

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2016, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on March 1, 2017. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2017 and 2016, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2017	2016
Net income	$21,958	$20,970
Preferred dividends and discount	(13)	(52)
Interest expense on convertible preferred debt	4	31
Net income available to common stockholders	$21,949	$20,949
Weighted average common shares outstanding for basic earnings per share	26,687	24,524
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	286	451
Weighted average common shares for diluted earnings per share	26,973	24,975
Earnings per common share — basic	$0.82	$0.85
Earnings per common share — diluted	$0.81	$0.84
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2017	2016
Net income	$39,968	$40,979
Preferred dividends	(32)	(220)
Interest expense on convertible preferred debt	9	31
Net income available to common stockholders	$39,945	$40,790
Weighted average common shares outstanding for basic earnings per share	26,512	24,093
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	286	448
Weighted average common shares for diluted earnings per share	26,798	24,541
Earnings per common share — basic	$1.51	$1.69
Earnings per common share — diluted	$1.49	$1.66
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of June 30, 2017, 494,046 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $989,000 during the six months ended June 30, 2017. Prior to the adoption of ASU 2016-09 on January 1, 2017, $1.1 million of tax benefit related to the exercise, vesting and forfeiture of equity based awards was reflected in additional paid-in-capital during the six months ended June 30, 2016.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2017, the Compensation Committee granted time-based RSUs with respect to 55,665 shares of common stock, and in the first quarter of 2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. These time-based RSUs vest over three years in equal installments on the first, second and third anniversaries of the grant date. The time-based RSUs will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation and non-compete agreement as a condition to vesting.

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

The Compensation Committee also granted three-year performance-based RSUs with respect to 9,032 shares of common stock in the first quarter of 2017, and 11,408 shares of common stock in the first quarter of 2016. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2019 and December 31, 2018, respectively. These performance-based RSUs or a portion thereof may vest in 2020 and 2019, respectively, after measurement of performance in relation to the performance targets.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2017, and June 30, 2016, 15,978 and 22,153 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2017 and 2016, and changes during the six months ended June 30, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	346,817	$27.61	353,195	$25.53
Granted	108,245	47.21	141,721	29.79
Vested	(125,840)	26.32	(117,898)	23.40
Forfeited	(10,563)	31.78	(10,892)	27.13
Outstanding at June 30	318,659	$34.64	366,126	$27.60

Total compensation costs recorded for RSUs were $2.7 million and $2.4 million for the six-month periods ended June 30, 2017 and 2016. As of June 30, 2017, there were $5.3 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2020.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2017 and 2016. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of June 30, 2017 and 2016, and changes during the six months ended June 30, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	26,400	$18.60	125,950	$24.08
Granted	—	—	—	—
Exercised	(8,250)	18.60	(35,000)	23.53
Forfeited	(500)	18.60	(1,500)	21.10
Outstanding at June 30	17,650	$18.60	89,450	$24.34
Options exercisable at June 30	17,650	$18.60	89,450	$24.34

At June 30, 2017, the vested options totaled 17,650 shares with a weighted average exercise price of $18.60 per share and a weighted average remaining contractual life of 0.57 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of June 30, 2017, was $503,000. The intrinsic value for the total of all options exercised during the six months ended June 30, 2017, was $237,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $153,000 for the six months ended June 30, 2017, and $824,000 for the six months ended June 30, 2016.

No compensation costs were recorded for options during both six month periods ended June 30, 2017 and 2016. There are no unrecorded compensation costs related to options at June 30, 2017. No stock options vested during the six-month periods ended June 30, 2017 and 2016.

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC. On July 7, 2017, Heartland completed the acquisition of Citywide Banks of Colorado, Inc., parent company of Citywide Banks, based in Denver, Colorado. See Note 2, "Acquisitions," for further details regarding this transaction.

Effect of New Financial Accounting Standards

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland continues to evaluate noninterest income contracts affected by the new guidance by analyzing contracts and current accounting practices to determine if a change is appropriate. The amendment is largely consistent with existing guidance and current practices. Heartland intends to adopt the accounting standard in 2018, as required, which may require a change in the recognition of certain recurring revenue streams within trust and investment management fees; however, Heartland's preliminary analysis suggests the adoption of these amendments are not expected to have a significant effect on Heartland's results of operations, financial position and liquidity.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, make the following changes: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminate the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarify that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Heartland intends to adopt the accounting standard in 2018, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on its balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with such classification affecting the categorization of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under this ASU; however the majority of Heartland's properties and equipment are owned and not leased. Heartland intends to adopt the accounting standard in 2019 as required.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted for any interim or annual period prior to the effective date. Heartland adopted this ASU on January 1, 2017, as required, using a prospective transition method. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying the guidance reduced reported income tax expense by $989,000.

ASU 2016-09 also requires that all income tax related cash flows resulting from share-based payments be reported as an operating activity in the consolidated statements of cash flow. Previously income tax benefits resulting from the settlement of a share-based award were reported as a reduction of operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the period in which the share-based awards vested. Heartland elected to adopt the change in cash flow classification on a retrospective basis, which resulted in a $1.1 million increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the six months ended June 30, 2016. Heartland has elected to account for forfeitures as they occur.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required. Heartland has formed a committee to review the standard, understand the potential impact of this guidance on its results of operations, financial position and liquidity, and oversee the implementation of the standard.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the amendments early in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update must be applied using a retrospective transition method to each period presented. Heartland intends to adopt this ASU in 2018, as required, and is currently evaluating the potential impact on its results of operations, financial position, and liquidity.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." This amendment is to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland intends to adopt this ASU in the third quarter of 2020, consistent with the annual impairment test as of September 30, 2020, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If any entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The amendments must be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland intends to adopt this ASU in 2019, as required, and is currently evaluating the potential impact on its results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

Citywide Banks of Colorado, Inc.
On July 7, 2017, Heartland acquired Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. The transaction consideration of approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary, and the combined entity operates as Citywide Banks. Prior to the acquisition, Citywide Banks had total assets of $1.38 billion, including $1.00 billion in net loans outstanding, and $1.20 billion of deposits as of June 30, 2017.
Founders Bancorp
On February 28, 2017, Heartland acquired Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. The purchase price was approximately $31.0 million, which was paid by delivery of 455,877 shares of Heartland common stock and cash of $8.4 million. The transaction included, at fair value, total assets of $213.9 million, loans of $96.4 million, and deposits of $181.5 million on the acquisition date. The transaction also included one bank building with a fair value of $576,000 that Heartland sold during the second quarter of 2017. Simultaneous with the closing of the transaction, Founders Community Bank merged into Heartland's Premier Valley Bank subsidiary. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Founders Bancorp.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
U.S. government corporations and agencies	$5,474	$15	$(18)	$5,471
Mortgage-backed securities	1,293,984	4,451	(35,907)	1,262,528
Obligations of states and political subdivisions	503,998	3,942	(9,198)	498,742
Corporate debt securities	7,164	22	—	7,186
Total debt securities	1,810,620	8,430	(45,123)	1,773,927
Equity securities	15,217	297	—	15,514
Total	$1,825,837	$8,727	$(45,123)	$1,789,441
December 31, 2016
U.S. government corporations and agencies	$4,716	$16	$(32)	$4,700
Mortgage-backed securities	1,321,760	7,026	(38,286)	1,290,500
Obligations of states and political subdivisions	553,020	2,436	(19,312)	536,144
Corporate debt securities	—	—	—	—
Total debt securities	1,879,496	9,478	(57,630)	1,831,344
Equity securities	14,451	69	—	14,520
Total	$1,893,947	$9,547	$(57,630)	$1,845,864

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Obligations of states and political subdivisions	$259,586	$14,541	$(733)	$273,394
Total	$259,586	$14,541	$(733)	$273,394
December 31, 2016
Obligations of states and political subdivisions	$263,662	$12,282	$(1,145)	$274,799
Total	$263,662	$12,282	$(1,145)	$274,799

At June 30, 2017, approximately 80% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2017, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$—	$—
Due in 1 to 5 years	31,665	31,842
Due in 5 to 10 years	109,520	107,787
Due after 10 years	375,451	371,770
Total debt securities	516,636	511,399
Mortgage-backed securities	1,293,984	1,262,528
Equity securities	15,217	15,514
Total investment securities	$1,825,837	$1,789,441

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2017, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,540	$2,571
Due in 1 to 5 years	19,096	20,031
Due in 5 to 10 years	91,643	95,611
Due after 10 years	146,307	155,181
Total investment securities	$259,586	$273,394

As of June 30, 2017, and December 31, 2016, securities with a fair value of $688.2 million and $810.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities available for sale for the three- and six-month periods ended June 30, 2017 and 2016, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$402,371	$318,927	$624,008	$622,375
Gross security gains	2,667	5,095	6,497	9,653
Gross security losses	1,275	473	2,614	1,155

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2017, and December 31, 2016. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2016, and December 31, 2015, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. government corporations and agencies	$4,956	$(18)	$—	$—	$4,956	$(18)
Mortgage-backed securities	572,527	(16,692)	337,238	(19,215)	909,765	(35,907)
Obligations of states and political subdivisions	301,940	(8,120)	16,226	(1,078)	318,166	(9,198)
Total debt securities	879,423	(24,830)	353,464	(20,293)	1,232,887	(45,123)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$879,423	$(24,830)	$353,464	$(20,293)	$1,232,887	$(45,123)
December 31, 2016
U.S. government corporations and agencies	$4,185	$(32)	$—	$—	$4,185	$(32)
Mortgage-backed securities	744,202	(23,527)	272,449	(14,759)	1,016,651	(38,286)
Obligations of states and political subdivisions	414,151	(19,309)	251	(3)	414,402	(19,312)
Total debt securities	1,162,538	(42,868)	272,700	(14,762)	1,435,238	(57,630)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,162,538	$(42,868)	$272,700	$(14,762)	$1,435,238	$(57,630)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of states and political subdivisions	$18,925	$(144)	$3,032	$(589)	$21,957	$(733)
Total temporarily impaired securities	$18,925	$(144)	$3,032	$(589)	$21,957	$(733)
December 31, 2016
Obligations of states and political subdivisions	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)
Total temporarily impaired securities	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)

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

There were no available for sale or held to maturity securities with OTTI write-downs held as of or for the six-month period ended June 30, 2017. There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI writedowns for the six-month period ended June 30, 2016. Additionally, there were no gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the six-month period ended June 30, 2016.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in other accumulated comprehensive income ("AOCI") for the same securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—	$—
Intent to sell OTTI	—	—	—	—
Total recorded as part of gross realized losses	—	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Residential mortgage backed securities	—	—	—	—
Reduction of non-credit related impairment related to security sales	—	—	—	(120)
Accretion of non-credit related impairment	—	—	—	(7)
Total changes to AOCI for non-credit related impairment	—	—	—	(127)
Total OTTI losses (accretion) recorded on debt securities, net	$—	$—	$—	$(127)

Included in other securities at June 30, 2017, and December 31, 2016, were shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.0 million and $14.4 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2017, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of June 30, 2017, and December 31, 2016, were as follows, in thousands:

	June 30, 2017	December 31, 2016
Loans receivable held to maturity:
Commercial	$1,344,323	$1,287,265
Commercial real estate	2,458,688	2,538,582
Agricultural and agricultural real estate	495,243	489,318
Residential real estate	596,385	617,924
Consumer	431,052	420,613
Gross loans receivable held to maturity	5,325,691	5,353,702
Unearned discount	(639)	(699)
Deferred loan fees	30	(1,284)
Total net loans receivable held to maturity	5,325,082	5,351,719
Allowance for loan losses	(54,051)	(54,324)
Loans receivable, net	$5,271,031	$5,297,395

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

The commercial and commercial real estate loan portfolio includes a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral that Heartland requires for most of these loans is based upon the discounted market value of the collateral. The primary repayment risks of commercial loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value. Heartland seeks to minimize these risks in a variety of ways. The underwriting analysis includes credit verification, analysis of global cash flows, appraisals and a review of the financial condition of the borrower. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. Heartland also utilizes government guaranteed lending through the U.S. Small Business Administration and the U.S. Department of Agriculture's Rural Development Business and Industry Program to assist customers with longer-term funding and to reduce risk.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other reasons, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity. In underwriting agricultural loans, lending personnel work closely with their customers to review budgets and cash flow projections for crop production for the ensuing year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel also work closely with governmental agencies, including the Farm Service Agency, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of June 30, 2017, Heartland had $5.1 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table shows the balance in the allowance for loan losses at June 30, 2017, and December 31, 2016, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during 2017.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2017
Commercial	$2,164	$15,004	$17,168	$7,298	$1,337,025	$1,344,323
Commercial real estate	3,018	18,843	21,861	29,639	2,429,049	2,458,688
Agricultural and agricultural real estate	143	3,689	3,832	11,781	483,462	495,243
Residential real estate	416	1,847	2,263	28,757	567,628	596,385
Consumer	1,207	7,720	8,927	5,904	425,148	431,052
Total	$6,948	$47,103	$54,051	$83,379	$5,242,312	$5,325,691
December 31, 2016
Commercial	$1,318	$13,447	$14,765	$3,712	$1,283,553	$1,287,265
Commercial real estate	2,671	21,648	24,319	45,217	2,493,365	2,538,582
Agricultural and agricultural real estate	816	3,394	4,210	16,730	472,588	489,318
Residential real estate	497	1,766	2,263	25,726	592,198	617,924
Consumer	1,451	7,316	8,767	5,988	414,625	420,613
Total	$6,753	$47,571	$54,324	$97,373	$5,256,329	$5,353,702

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at June 30, 2017, and December 31, 2016, in thousands:

	June 30, 2017	December 31, 2016
Nonaccrual loans	$63,277	$62,591
Nonaccrual troubled debt restructured loans	2,116	1,708
Total nonaccrual loans	$65,393	$64,299
Accruing loans past due 90 days or more	$698	$86
Performing troubled debt restructured loans	$11,157	$10,380

The following tables provide information on troubled debt restructured loans that were modified during the three- and six-month periods ended June 30, 2017, and June 30, 2016, dollars in thousands:

	Three Months Ended June 30,
	2017			2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$131	$131	1	$100	$100
Commercial real estate	—	—	—	1	179	179
Total commercial and commercial real estate	3	131	131	2	279	279
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	11	1,455	1,455	—	—	—
Consumer	—	—	—	—	—	—
Total	14	$1,586	$1,586	2	$279	$279

	Six Months Ended June 30,
	2017			2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$131	$131	1	$100	$100
Commercial real estate	—	—	—	1	179	179
Total commercial and commercial real estate	3	131	131	2	279	279
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	14	1,803	1,803	—	—	—
Consumer	—	—	—	—	—	—
Total	17	$1,934	$1,934	2	$279	$279

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications of these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At June 30, 2017, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and six-month periods ended June 30, 2017, and June 30, 2016, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Following Periods
	Three Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$100
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	100
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	150	—	—
Consumer	—	—	—	—
Total	2	$150	1	$100

	With Payment Defaults During the Following Periods
	Six Months Ended June 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$100
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	100
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	150	—	—
Consumer	—	—	—	—
Total	2	$150	1	$100

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of June 30, 2017, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at June 30, 2017, and December 31, 2016, in thousands:

	Pass	Nonpass	Total
June 30, 2017
Commercial	$1,253,136	$91,187	$1,344,323
Commercial real estate	2,293,014	165,674	2,458,688
Total commercial and commercial real estate	3,546,150	256,861	3,803,011
Agricultural and agricultural real estate	428,619	66,624	495,243
Residential real estate	561,650	34,735	596,385
Consumer	420,560	10,492	431,052
Total gross loans receivable held to maturity	$4,956,979	$368,712	$5,325,691
December 31, 2016
Commercial	$1,187,557	$99,708	$1,287,265
Commercial real estate	2,379,632	158,950	2,538,582
Total commercial and commercial real estate	3,567,189	258,658	3,825,847
Agricultural and agricultural real estate	424,311	65,007	489,318
Residential real estate	584,626	33,298	617,924
Consumer	409,474	11,139	420,613
Total gross loans receivable held to maturity	$4,985,600	$368,102	$5,353,702
The nonpass category in the table above is comprised of approximately 52% special mention loans and 48% substandard loans as of June 30, 2017. The percent of nonpass loans on nonaccrual status as of June 30, 2017, was 18%. As of December 31, 2016, the nonpass category in the table above was comprised of approximately 47% special mention loans and 53% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2016, was 17%. Loans delinquent 30 to 89 days as a percent of total loans were 0.38% at June 30, 2017, compared to 0.37% at December 31, 2016. Changes in credit risk are monitored on a regular basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at June 30, 2017, and December 31, 2016, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2017
Commercial	$3,891	$64	$516	$4,471	$1,332,816	$7,036	$1,344,323
Commercial real estate	7,483	816	166	8,465	2,430,808	19,415	2,458,688
Total commercial and commercial real estate	11,374	880	682	12,936	3,763,624	26,451	3,803,011
Agricultural and agricultural real estate	1,436	610	—	2,046	481,415	11,782	495,243
Residential real estate	2,023	196	—	2,219	570,556	23,610	596,385
Consumer	3,349	616	16	3,981	423,521	3,550	431,052
Total gross loans receivable held to maturity	$18,182	$2,302	$698	$21,182	$5,239,116	$65,393	$5,325,691
December 31, 2016
Commercial	$1,127	$219	$77	$1,423	$1,281,241	$4,601	$1,287,265
Commercial real estate	886	3,929	—	4,815	2,513,069	20,698	2,538,582
Total commercial and commercial real estate	2,013	4,148	77	6,238	3,794,310	25,299	3,825,847
Agricultural and agricultural real estate	199	3,191	—	3,390	472,597	13,331	489,318
Residential real estate	4,986	846	—	5,832	590,626	21,466	617,924
Consumer	3,455	1,021	9	4,485	411,925	4,203	420,613
Total gross loans receivable held to maturity	$10,653	$9,206	$86	$19,945	$5,269,458	$64,299	$5,353,702

The majority of Heartland's impaired loans are on nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at June 30, 2017, and December 31, 2016; the outstanding loan balances recorded on the consolidated balance sheets at June 30, 2017, and December 31, 2016; any related allowance recorded for those loans as of June 30, 2017, and December 31, 2016; the average outstanding loan balances recorded on the consolidated balance sheets during the three- and six-months ended June 30, 2017, and year ended December 31, 2016; and the interest income recognized on the impaired loans during the three- and six-month periods ended June 30, 2017, and year ended December 31, 2016, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
June 30, 2017
Impaired loans with a related allowance:
Commercial	$5,773	$5,773	$2,164	$3,889	$2	$3,311	$5
Commercial real estate	11,395	11,395	3,018	12,182	3	12,847	7
Total commercial and commercial real estate	17,168	17,168	5,182	16,071	5	16,158	12
Agricultural and agricultural real estate	1,238	1,238	143	784	—	1,407	—
Residential real estate	1,960	1,960	416	1,883	1	2,479	11
Consumer	2,377	2,377	1,207	2,421	11	2,437	22
Total impaired loans with a related allowance	$22,743	$22,743	$6,948	$21,159	$17	$22,481	$45
Impaired loans without a related allowance:
Commercial	$1,605	$1,525	$—	$1,660	$59	$1,656	$118
Commercial real estate	19,046	18,244	—	19,502	140	23,505	336
Total commercial and commercial real estate	20,651	19,769	—	21,162	199	25,161	454
Agricultural and agricultural real estate	10,543	10,543	—	10,887	—	12,148	—
Residential real estate	26,800	26,797	—	26,644	41	25,228	118
Consumer	3,527	3,527	—	3,606	23	3,663	42
Total impaired loans without a related allowance	$61,521	$60,636	$—	$62,299	$263	$66,200	$614
Total impaired loans held to maturity:
Commercial	$7,378	$7,298	$2,164	$5,549	$61	$4,967	$123
Commercial real estate	30,441	29,639	3,018	31,684	143	36,352	343
Total commercial and commercial real estate	37,819	36,937	5,182	37,233	204	41,319	466
Agricultural and agricultural real estate	11,781	11,781	143	11,671	—	13,555	—
Residential real estate	28,760	28,757	416	28,527	42	27,707	129
Consumer	5,904	5,904	1,207	6,027	34	6,100	64
Total impaired loans held to maturity	$84,264	$83,379	$6,948	$83,458	$280	$88,681	$659

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2016
Impaired loans with a related allowance:
Commercial	$2,852	$2,840	$1,318	$3,136	$2
Commercial real estate	14,221	14,221	2,671	10,625	21
Total commercial and commercial real estate	17,073	17,061	3,989	13,761	23
Agricultural and agricultural real estate	2,771	2,771	816	912	21
Residential real estate	3,490	3,490	497	3,371	43
Consumer	2,644	2,644	1,451	3,082	42
Total impaired loans with a related allowance	$25,978	$25,966	$6,753	$21,126	$129
Impaired loans without a related allowance:
Commercial	$925	$872	$—	$5,329	$251
Commercial real estate	31,875	30,996	—	39,632	1,647
Total commercial and commercial real estate	32,800	31,868	—	44,961	1,898
Agricultural and agricultural real estate	13,959	13,959	—	12,722	157
Residential real estate	22,408	22,236	—	18,446	202
Consumer	3,344	3,344	—	2,659	68
Total impaired loans without a related allowance	$72,511	$71,407	$—	$78,788	$2,325
Total impaired loans held to maturity:
Commercial	$3,777	$3,712	$1,318	$8,465	$253
Commercial real estate	46,096	45,217	2,671	50,257	1,668
Total commercial and commercial real estate	49,873	48,929	3,989	58,722	1,921
Agricultural and agricultural real estate	16,730	16,730	816	13,634	178
Residential real estate	25,898	25,726	497	21,817	245
Consumer	5,988	5,988	1,451	5,741	110
Total impaired loans held to maturity	$98,489	$97,373	$6,753	$99,914	$2,454

On February 28, 2017, Heartland acquired Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. As of February 28, 2017, Founders Community Bank had gross loans of $98.9 million, and the estimated fair value of the loans acquired was $96.4 million.

On February 5, 2016, Heartland acquired CIC Bancshares, Inc., parent company of Centennial Bank, in Denver, Colorado. As of February 5, 2016, Centennial Bank had gross loans of $594.9 million, and the estimated fair value of the loans acquired was $581.5 million.

Heartland uses the acquisition method of accounting for purchased loans in accordance with ASC 805, "Business Combinations." Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date, but the purchaser cannot carry over the related allowance for loan losses. Purchased loans are accounted for under ASC 310-30, "Loans and Debt Securities with Deteriorated Credit Quality," when the loans have evidence of credit deterioration since origination, and when at the date of the acquisition, it is probable that Heartland will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration at the purchase date includes statistics such as past due and nonaccrual status. Generally, acquired loans that meet Heartland’s definition for nonaccrual status fall within the scope of ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, which is included in the carrying value of the loans. Subsequent decreases to the expected cash flows of the loan will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on future interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

At June 30, 2017, and December 31, 2016, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2017			December 31, 2016
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$1,505	$70,535	$72,040	$2,198	$99,082	$101,280
Commercial real estate	2,539	570,903	573,442	2,079	622,117	624,196
Agricultural and agricultural real estate	—	1,265	1,265	—	181	181
Residential real estate	195	137,862	138,057	186	157,468	157,654
Consumer loans	—	45,417	45,417	—	47,368	47,368
Total loans	$4,239	$825,982	$830,221	$4,463	$926,216	$930,679

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and six-month periods ended June 30, 2017, and June 30, 2016, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$136	$305	$182	$557
Original yield discount, net, at date of acquisitions	—	—	—	19
Accretion	(201)	(193)	(374)	(466)
Reclassification from nonaccretable difference(1)	166	56	293	58
Balance at period end	$101	$168	$101	$168

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million, and the estimated fair value of these loans was $13.1 million. At June 30, 2017, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At June 30, 2017, and December 31, 2016, there was an allowance for loan losses of $128,000 and $588,000, respectively, related to these ASC 310-30 loans. Provision expense of $0 and $267,000 was recorded for the three month periods ended June 30, 2017, and 2016, respectively. Provision expense of $1,000 and $391,000 was recorded for the six month periods ended June 30, 2017, and 2016, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $1.65 billion, and the estimated fair value of the loans was $1.60 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and six-month periods ended June 30, 2017, and June 30, 2016, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at March 31, 2017	$16,180	$23,797	$3,983	$2,183	$8,856	$54,999
Charge-offs	(1,126)	(1)	(17)	(134)	(1,488)	(2,766)
Recoveries	54	602	2	5	266	929
Provision	2,060	(2,537)	(136)	209	1,293	889
Balance at June 30, 2017	$17,168	$21,861	$3,832	$2,263	$8,927	$54,051

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(1,356)	(609)	(888)	(399)	(3,232)	(6,484)
Recoveries	288	814	3	7	569	1,681
Provision	3,471	(2,663)	507	392	2,823	4,530
Balance at June 30, 2017	$17,168	$21,861	$3,832	$2,263	$8,927	$54,051

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at March 31, 2016	$16,374	$20,495	$4,028	$1,851	$6,990	$49,738
Charge-offs	(249)	(1,103)	—	(105)	(1,494)	(2,951)
Recoveries	143	2,443	4	4	257	2,851
Provision	(743)	1,133	68	315	1,345	2,118
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(347)	(1,415)	—	(142)	(2,652)	(4,556)
Recoveries	319	2,589	7	24	503	3,442
Provision	(542)	2,262	206	249	2,010	4,185
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $141.5 million at June 30, 2017, and $127.7 million at December 31, 2016. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $13.8 million of goodwill and $2.5 million of core deposit intangibles in connection with the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California on February 28, 2017.

Heartland recorded $29.8 million of goodwill in connection with the acquisition of CIC Bancshares, Inc., parent company of Centennial Bank, based in Denver, Colorado on February 5, 2016. In addition, Heartland recognized core deposit intangibles of $6.4 million and commercial servicing rights of $190,000 with this acquisition.

The core deposit intangibles recorded with the Founders Bancorp and CIC Bancshares, Inc., acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Founders Bancorp and CIC Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2017, and December 31, 2016, are presented in the table below, in thousands:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$45,968	$23,418	$22,550	$43,504	$21,049	$22,455
Customer relationship intangibles	1,177	877	300	1,177	857	320
Mortgage servicing rights	51,969	20,337	31,632	50,467	18,379	32,088
Commercial servicing rights	6,637	3,533	3,104	6,504	2,814	3,690
Total	$105,751	$48,165	$57,586	$101,652	$43,099	$58,553

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Six months ending December 31, 2017	$2,369	$20	$4,937	$397	$7,723
Year ending December 31,
2018	4,261	39	6,674	744	11,718
2019	3,741	38	5,720	596	10,095
2020	3,264	36	4,767	443	8,510
2021	2,716	35	3,814	378	6,943
2022	1,876	34	2,860	304	5,074
Thereafter	4,323	98	2,860	242	7,523
Total	$22,550	$300	$31,632	$3,104	$57,586

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2017. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $4.34 billion and $4.31 billion as of June 30, 2017, and December 31, 2016, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $25.8 million and $21.4 million as of June 30, 2017, and December 31, 2016, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $43.6 million at June 30, 2017, and $45.2 million at December 31, 2016.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of one of Heartland's subsidiaries.

The fair value of mortgage servicing rights is calculated based upon either a discounted cash flow analysis or market indication. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.30% and 9.63% for the June 30, 2017, and December 31, 2016, valuations, respectively. The discount rate was 9.25% and 9.26% for the June 30, 2017, and December 31, 2016, valuations, respectively. The average capitalization rate for the first six months of 2017 ranged from 94 to 150 basis points compared to the range of 88 to 135 basis points for 2016. Fees collected for the servicing of mortgage loans for others were $3.2 million and $3.0 million for the quarters ended June 30, 2017, and June 30, 2016, respectively and $6.4 million and $5.9 million for the six months ended June 30, 2017, and June 30, 2016, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2017, and June 30, 2016:

	2017	2016
Balance at January 1,	$32,088	$30,314
Originations	4,273	5,799
Amortization	(4,729)	(4,826)
Balance at period end	$31,632	$31,287
Fair value of mortgage servicing rights	$43,597	$39,881
Mortgage servicing rights, net to servicing portfolio	0.73%	0.74%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $149.2 million at June 30, 2017 and $164.6 million at December 31, 2016. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $376,000 and $375,000 for the quarter ended June 30, 2017, and June 30, 2016, respectively, and $791,000 and $455,000 for the six months ended June 30, 2017, and June 30, 2016, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 6.68% to 7.78% as of June 30, 2017, compared to 6.96% to 7.88% as of December 31, 2016. The discount rate range was 12.15% to 13.72% for the June 30, 2017, valuations compared to 12.44% to 13.88% for the December 31, 2016, valuations. The capitalization rate for 2017 ranged from 310 to 445 basis points compared to 310 to 445 basis points for 2016. The total fair value of Heartland's commercial servicing rights was estimated at $3.7 million as of June 30, 2017, and $4.8 million as of December 31, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six months ended June 30, 2017, and June 30, 2016:

	2017	2016
Balance at January 1,	$3,690	$4,611
Purchased commercial servicing rights	—	190
Originations	133	404
Amortization	(743)	(792)
Valuation allowance on commercial servicing rights	24	(46)
Balance at period end	$3,104	$4,367
Fair value of commercial servicing rights	$3,678	$4,791
Commercial servicing rights, net to servicing portfolio	2.08%	2.44%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At June 30, 2017, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $9,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2016, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $33,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2017, and December 31, 2016:

June 30, 2017	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Centennial Bank and Trust	$14	$17	$—	$50	$63	$—
Premier Valley Bank	117	149	—	331	322	9
Wisconsin Bank & Trust	662	860	—	1,939	2,267	—
Total	$793	$1,026	$—	$2,320	$2,652	$9
December 31, 2016
Centennial Bank and Trust	$19	$23	$—	$107	$114	$—
Premier Valley Bank	156	180	—	359	326	33
Wisconsin Bank & Trust	833	997	—	2,249	2,487	—
Total	$1,008	$1,200	$—	$2,715	$2,927	$33

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $3.1 million and $2.2 million of cash as collateral at June 30, 2017, and December 31, 2016, respectively. No collateral was required to be pledged by Heartland's counterparties at both June 30, 2017, and December 31, 2016.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2017, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $697,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.2 million.

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

During the first quarter of 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which converted from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture effective on June 15, 2017. The forward starting swap transaction expires on June 15, 2024. The second forward starting interest rate swap was effective on March 1, 2017, and replaced the interest rate swap related to Heartland Statutory Trust VII upon its expiration on March 1, 2017.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2017
Interest rate swap	$25,000	$(425)	Other liabilities	1.267%	2.255%	03/17/2021
Interest rate swap	—	—	Other liabilities	—%	3.220%	03/01/2017
Interest rate swap	20,000	(955)	Other liabilities	1.150%	3.355%	01/07/2020
Interest rate swap	10,000	(22)	Other liabilities	1.296%	1.674%	03/26/2019
Interest rate swap	10,000	(21)	Other liabilities	1.267%	1.658%	03/18/2019
Interest rate swap	35,667	553	Other assets	3.617%	3.674%	05/10/2021
Interest rate swap	20,000	(432)	Other liabilities	1.246%	2.390%	06/15/2024
Interest rate swap	20,000	(409)	Other liabilities	1.202%	2.352%	03/01/2024
December 31, 2016
Interest rate swap	$25,000	$(447)	Other liabilities	0.993%	2.255%	03/17/2021
Interest rate swap	20,000	(114)	Other liabilities	0.931%	3.220%	03/01/2017
Interest rate swap	20,000	(1,145)	Other liabilities	0.868%	3.355%	01/07/2020
Interest rate swap	10,000	(42)	Other liabilities	0.997%	1.674%	03/26/2019
Interest rate swap	10,000	(41)	Other liabilities	0.993%	1.658%	03/18/2019
Interest rate swap	37,667	530	Other assets	3.164%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(214)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(262)	Other Liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments are required on this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments were required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2017
Interest rate swaps	$(509)	Interest expense	$(300)	Other income	$—
Six Months Ended June 30, 2017
Interest rate swaps	$24	Interest expense	$(697)	Other income	$—
Three Months Ended June 30, 2016
Interest rate swaps	$(1,579)	Interest expense	$(465)	Other income	$—
Six Months Ended June 30, 2016
Interest rate swaps	$(4,496)	Interest expense	$(971)	Other income	$—

Fair Value Hedges
Heartland uses interest rate swaps to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in the fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

Heartland was required to pledge $4.3 million and $5.0 million of cash as collateral for these fair value hedges at June 30, 2017, and December 31, 2016, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at June 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2017
Fair value hedges	$35,973	$(1,474)	Other liabilities
December 31, 2016
Fair value hedges	$40,807	$(1,626)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2017
Fair value hedges	$(42)	Interest income
Six Months Ended June 30, 2017
Fair value hedges	$152	Interest income
Three Months Ended June 30, 2016
Fair value hedges	$(888)	Interest income
Six Months Ended June 30, 2016
Fair value hedges	$(2,110)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at June 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2017
Embedded derivatives	$14,294	$989	Other assets
December 31, 2016
Embedded derivatives	$14,549	$1,104	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2017
Embedded derivatives	$(2)	Other noninterest income
Six Months Ended June 30, 2017
Embedded derivatives	$115	Other noninterest income
Three Months Ended June 30, 2016
Embedded derivatives	$144	Other noninterest income
Six Months Ended June 30, 2016
Embedded derivatives	$416	Other noninterest income

In conjunction with the CIC Bancshares, Inc. transaction on February 5, 2016, Heartland assumed convertible subordinated debt. The subordinated debt has a face value of $2.0 million, and the embedded conversion option allows the holder to convert the debt to Heartland common equity in any increment and at the discretion of the holder. The conversion option is bifurcated from the debt because the terms of the conversion option are not clearly and closely related to the terms of the debt. On February 5, 2016, the total number of shares to be issued upon conversion was 73,394.

At June 30, 2017, and December 31, 2016, the remaining shares to be issued upon conversion totaled 14,353 and 20,481, respectively. The embedded conversion option is reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of June 30, 2017, and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2017
Embedded conversion option	$391	$(285)	Other liabilities
December 31, 2016
Embedded conversion option	$558	$(422)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded conversion options for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2017
Embedded conversion option	$40	Other noninterest income
Six Months Ended June 30, 2017
Embedded conversion option	$137	Other noninterest income
Three Months Ended June 30, 2016
Embedded conversion option	$(197)	Other noninterest income
Six Months Ended June 30, 2016
Embedded conversion option	$(297)	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $1.8 million at both June 30, 2017, and December 31, 2016, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $768,000 at both June 30, 2017, and December 31, 2016. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the six months ended June 30, 2017 and June 30, 2016, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at June 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2017
Customer interest rate swaps	$85,391	$1,822	Other assets	4.72%	3.90%
Customer interest rate swaps	85,391	(1,822)	Other liabilities	3.90%	4.72%
December 31, 2016
Customer interest rate swaps	$69,594	$1,588	Other assets	4.66%	3.47%
Customer interest rate swaps	69,594	(1,588)	Other liabilities	3.47%	4.66%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $838,000 at June 30, 2017, and $0 at December 31, 2016. Heartland's counterparties were required to pledge $0 and $2.9 million at June 30, 2017, and December 31, 2016, respectively, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at June 30, 2017, and December 31, 2016, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2017
Interest rate lock commitments (mortgage)	Other assets	$92,780	$3,011
Forward commitments	Other assets	103,750	323
Forward commitments	Other liabilities	101,623	(418)
Undesignated interest rate swaps	Other liabilities	14,294	(989)
December 31, 2016
Interest rate lock commitments (mortgage)	Other assets	$80,465	$2,790
Forward commitments	Other assets	142,750	2,546
Forward commitments	Other liabilities	59,276	(266)
Undesignated interest rate swaps	Other liabilities	15,564	(1,126)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2017
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$(404)
Forward commitments	Gains on sale of loans held for sale	364
Undesignated interest rate swaps	Other noninterest income	(20)
Six Months Ended June 30, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$658
Forward commitments	Net gains on sale of loans held for sale	(2,375)
Undesignated interest rate swaps	Other noninterest income	137
Three Months Ended June 30, 2016
Interest rate lock commitments (mortgage)	Gains on sale of loans held for sale	$1,081
Forward commitments	Gains on sale of loans held for sale	(753)
Undesignated interest rate swaps	Other noninterest income	(54)
Six Months Ended June 30, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$5,808
Forward commitments	Net gains on sale of loans held for sale	(2,242)
Undesignated interest rate swaps	Other noninterest income	(370)

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

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. Heartland uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its mortgage servicing rights. The fair value for servicing assets is determined through discounted cash flow analysis, which utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs, or market indications. All of the assumptions in the discounted cash flow analysis require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a fair value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. Heartland classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017, and December 31, 2016, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$5,471	$3,508	$1,963	$—
Mortgage-backed securities	1,262,528	—	1,262,528	—
Obligations of states and political subdivisions	498,742	—	498,742	—
Corporate debt securities	7,186	—	7,186	—
Equity securities	15,514	—	15,514	—
Derivative financial instruments(1)	3,364	—	3,364	—
Interest rate lock commitments	3,011	—	—	3,011
Forward commitments	323	—	323	—
Total assets at fair value	$1,796,139	$3,508	$1,789,620	$3,011
Liabilities
Derivative financial instruments(2)	$6,834	$—	$6,834	$—
Forward commitments	418	—	418	—
Total liabilities at fair value	$7,252	$—	$7,252	$—
December 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,700	$517	$4,183	$—
Mortgage-backed securities	1,290,500	—	1,288,276	2,224
Obligations of states and political subdivisions	536,144	—	536,144	—
Equity securities	14,520	—	14,520	—
Derivative financial instruments(1)	3,222	—	3,222	—
Interest rate lock commitments	2,790	—	—	2,790
Forward commitments	2,546	—	2,546	—
Total assets at fair value	$1,854,422	$517	$1,848,891	$5,014
Liabilities
Derivative financial instruments(2)	$7,027	$—	$7,027	$—
Forward commitments	266	—	266	—
Total liabilities at fair value	$7,293	$—	$7,293	$—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$3,695	$—	$—	$3,695	$78
Commercial real estate	868	—	—	868	309
Agricultural and agricultural real estate	1,095	—	—	1,095	—
Residential real estate	1,664	—	—	1,664	—
Consumer	1,169	—	—	1,169	—
Total collateral dependent impaired loans	$8,491	$—	$—	$8,491	$387
Other real estate owned	$9,269	$—	$—	$9,269	$392
Premises, furniture and equipment held for sale	$580	$—	$—	$580	$112
Commercial servicing rights	$322	$—	$—	$322	$(24)

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$1,683	$—	$—		$1,683	$41
Commercial real estate	3,026	—	—		3,026	527
Agricultural and agricultural real estate	1,955	—	—		1,955	—
Residential real estate	3,565	—	—		3,565	85
Consumer	1,193	—	—		1,193	—
Total collateral dependent impaired loans	$11,422	$—	$—	—	$11,422	$653
Other real estate owned	$9,744	$—	$—		$9,744	$1,341
Premises, furniture and equipment held for sale	$414	$—	$—		$414	$35
Commercial servicing rights	$326	$—	$—		$326	$33

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$—	Discounted cash flows	Pretax discount rate	—
			Actual defaults	—
			Actual deferrals	—
Interest rate lock commitments	3,011	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Premises, furniture and equipment held for sale	580	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Commercial servicing rights	322	Discounted cash flows	Third party valuation	(3)
Other real estate owned	9,269	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	3,695	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Commercial real estate	868	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Agricultural and agricultural real estate	1,095	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Residential real estate	1,664	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Consumer	1,169	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-18%(4)

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

The changes in fair value of the Z-TRANCHE securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,224	$2,039
Total gains (losses):
Included in earnings	2,810	—
Included in other comprehensive income	(2,166)	185
Purchases, sales and settlements:
Purchases	—	—
Sales	(2,868)	—
Settlements	—	—
Balance at period end	$—	$2,224

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,790	$3,168
Total gains (losses) included in earnings	658	(1,564)
Issuances	726	5,373
Settlements	(1,163)	(4,187)
Balance at period end	$3,011	$2,790

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2017, and December 31, 2016, were $3.0 million and $2.8 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2017, and December 31, 2016, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$181,776	$181,776	$181,776	$—	$—
Time deposits in other financial institutions	30,241	30,241	30,241	—	—
Securities:
Available for sale	1,789,441	1,789,441	3,508	1,785,933	—
Held to maturity	259,586	273,394	—	273,394	—
Other investments	21,094	21,094	—	20,899	195
Loans held for sale	48,848	48,848	—	48,848	—
Loans, net:
Commercial	1,327,156	1,317,463	—	1,313,768	3,695
Commercial real estate	2,436,824	2,419,476	—	2,418,608	868
Agricultural and agricultural real estate	492,175	493,369	—	492,274	1,095
Residential real estate	592,778	584,089	—	582,425	1,664
Consumer	422,098	424,708	—	423,539	1,169
Total Loans, net	5,271,031	5,239,105	—	5,230,614	8,491
Derivative financial instruments(1)	3,364	3,364	—	3,364	—
Interest rate lock commitments	3,011	3,011	—	—	3,011
Forward commitments	323	323	—	323	—
Financial liabilities:
Deposits
Demand deposits	2,355,410	2,355,410	—	2,355,410	—
Savings deposits	3,704,579	3,704,579	—	3,704,579	—
Time deposits	870,180	870,180	—	870,180	—
Short term borrowings	139,130	139,130	—	139,130	—
Other borrowings	281,096	281,348	—	281,348	—
Derivative financial instruments(2)	6,834	6,834	—	6,834	—
Forward commitments	418	418	—	418	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,724	$158,724	$158,724	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,845,864	1,845,864	517	1,843,123	2,224
Held to maturity	263,662	274,799	—	274,799	—
Other investments	21,560	21,560	—	21,365	195
Loans held for sale	61,261	61,261	—	61,261	—
Loans, net:
Commercial	1,272,089	1,258,754	—	1,257,071	1,683
Commercial real estate	2,513,446	2,506,858	—	2,503,832	3,026
Agricultural and agricultural real estate	485,820	487,001	—	485,046	1,955
Residential real estate	614,207	604,233	—	600,668	3,565
Consumer	411,833	414,266	—	413,073	1,193
Total Loans, net	5,297,395	5,271,112	—	5,259,690	11,422
Derivative financial instruments(1)	3,222	3,222	—	3,222	—
Interest rate lock commitments	2,790	2,790	—	—	2,790
Forward commitments	2,546	2,546	—	2,546	—
Financial liabilities:
Deposits
Demand deposits	2,202,036	2,202,036	—	2,202,036	—
Savings deposits	3,788,089	3,788,089	—	3,788,089	—
Time deposits	857,286	857,286	—	857,286	—
Short term borrowings	306,459	306,459	—	306,459	—
Other borrowings	288,534	288,534	—	288,534	—
Derivative financial instruments(2)	7,027	7,027	—	7,027	—
Forward commitments	266	266	—	266	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information for Heartland's operating segments for the three- and six-month periods ended June 30, 2017, and June 30, 2016, in thousands:

	Three Months Ended June 30,
	2017			2016
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$73,445	$1,135	$74,580	$71,895	$1,223	$73,118
Provision for loan losses	889	—	889	2,118	—	2,118
Total noninterest income	18,250	7,374	25,624	19,899	11,127	31,026
Total noninterest expense	60,564	8,734	69,298	59,694	11,326	71,020
Income (loss) before taxes	$30,242	$(225)	$30,017	$29,982	$1,024	$31,006
Average Loans, for the period	$5,334,723	$42,103	$5,376,826	$5,507,542	$75,336	$5,582,878
Segment Assets, at period end	$8,122,172	$82,549	$8,204,721	$8,082,153	$122,248	$8,204,401

	Six Months Ended June 30,
	2017			2016
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$145,628	$1,980	$147,608	$143,478	$2,347	$145,825
Provision for loan losses	4,530	—	4,530	4,185	—	4,185
Total noninterest income	37,284	14,233	51,517	38,436	22,168	60,604
Total noninterest expense	123,776	17,262	141,038	119,433	21,896	141,329
Income (loss) before taxes	$54,606	$(1,049)	$53,557	$58,296	$2,619	$60,915
Average Loans, for the period	$5,334,722	$36,549	$5,371,271	$5,401,867	$68,623	$5,470,490
Segment Assets, at period end	$8,122,172	$82,549	$8,204,721	$8,082,153	$122,248	$8,204,401

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

Net income available to common stockholders for the quarter ended June 30, 2017, was $21.9 million, or $0.81 per diluted common share, compared to $20.9 million, or $0.84 per diluted common share, for the quarter ended June 30, 2016. Return on average common equity was 11.13% and return on average assets was 1.06% for the second quarter of 2017, compared to 12.58% and 1.03%, respectively, for the same quarter in 2016.

Net income available to common stockholders for the first six months of 2017 was $39.9 million, or $1.49 per diluted common share, compared to $40.8 million, or $1.66 per diluted common share, for the first six months of 2016. Return on average common equity was 10.44% and return on average assets was 0.97% for the first six months of 2017, compared to 12.63% and 1.01%, respectively, for the same period in 2016.

For the second quarter of 2017, Heartland experienced a solid net interest margin of 3.94% (4.14% on a fully tax-equivalent basis) compared to 3.95% (4.12% on a fully tax-equivalent basis) for the same quarter in 2016, and the efficiency ratio improved to 65.61% from 67.95%. For the six-month period ended June 30, 2017, Heartland's net interest margin remained strong at 3.95% (4.15% on a fully tax-equivalent basis) compared to 3.98% (4.15% on a fully tax-equivalent basis) for the same period in 2016, and the tangible common equity ratio improved 137 basis points to 7.97% at June 30, 2017 from 6.60% at June 30, 2016. The increase in average earning assets of $139.4 million or 2% from the second quarter of 2016, and $182.8 million or 2% from the six-month period ended June 30, 2016, contributed to Heartland's strong financial performance. Weaker residential mortgage loan activity and decreased securities gains, net, partially offset these improvements for both the three- and six-month periods ended June 30, 2017, and 2016.

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
On July 7, 2017, Heartland completed the acquisition of Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary. The aggregate consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. The combined entity operates as Citywide Banks. As of June 30, 2017, Citywide Banks had total assets of $1.38 billion, including $1.00 billion in net loans outstanding, and $1.20 billion of deposits. The systems conversion for this transaction is scheduled to be completed in the fourth quarter of 2017.
Total assets of Heartland were $8.20 billion at June 30, 2017, a decrease of $42.4 million or 1% since year-end 2016. Exclusive of the $213.9 million of assets acquired at fair value in the Founders Bancorp transaction, total assets decreased $256.3 million or 3% since December 31, 2016. Securities represented 25% of total assets at June 30, 2017, and 26% of total assets at December 31, 2016.
Total loans held to maturity were $5.33 billion at June 30, 2017, compared to $5.35 billion at year-end 2016, a decrease of $26.6 million. This change includes $96.4 million of total loans held to maturity, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total loans held to maturity decreased $123.1 million or 2% since December 31, 2016.
Total deposits were $6.93 billion as of June 30, 2017, compared to $6.85 billion at year-end 2016, an increase of $82.8 million or 1%. This increase includes $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total deposits decreased $98.7 million since December 31, 2016.
Common stockholders' equity was $805.0 million at June 30, 2017, compared to $739.6 million at year-end 2016. Book value per common share was $30.15 at June 30, 2017, compared to $28.31 at year-end 2016. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $23.3 million at June 30, 2017, compared to an unrealized loss of $30.2 million, net of applicable taxes, at December 31, 2016.
FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
STATEMENT OF INCOME DATA
Interest income	$82,061	$81,331	$162,612	$162,015
Interest expense	7,481	8,213	15,004	16,190
Net interest income	74,580	73,118	147,608	145,825
Provision for loan losses	889	2,118	4,530	4,185
Net interest income after provision for loan losses	73,691	71,000	143,078	141,640
Noninterest income	25,624	31,026	51,517	60,604
Noninterest expenses	69,298	71,020	141,038	141,329
Income taxes	8,059	10,036	13,589	19,936
Net income	21,958	20,970	39,968	40,979
Preferred dividends	(13)	(52)	(32)	(220)
Interest expense on convertible preferred debt	4	31	9	31
Net income available to common stockholders	$21,949	$20,949	$39,945	$40,790

Key Performance Ratios
Annualized return on average assets	1.06%	1.03%	0.97%	1.01%
Annualized return on average common equity (GAAP)	11.13%	12.58%	10.44%	12.63%
Annualized return on average tangible common equity (non-GAAP)(1)	14.07%	16.32%	13.18%	16.38%
Annualized ratio of net charge-offs to average loans	0.14%	0.01%	0.18%	0.04%

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Annualized net interest margin (GAAP)	3.94%	3.95%	3.95%	3.98%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	4.14%	4.12%	4.15%	4.15%
Efficiency ratio, fully tax-equivalent(3)	65.61%	67.95%	67.75%	67.43%

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(4)
Net income available to common shareholders (GAAP)	$21,949	$20,949	$39,945	$40,790

Average common stockholders' equity (GAAP)	$791,039	$669,930	$771,464	$649,612
Less average goodwill	141,461	127,700	136,976	123,727
Less average other intangibles, net	23,649	25,883	23,438	25,159
Average tangible common equity (non-GAAP)	$625,929	$516,347	$611,050	$500,726
Annualized return on average common equity (GAAP)	11.13%	12.58%	10.44%	12.63%
Annualized return on average tangible common equity (non-GAAP)	14.07%	16.32%	13.18%	16.38%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(5)
Net Interest Income (GAAP)	$74,580	$73,118	$147,608	$145,825
Plus tax-equivalent adjustment(7)	3,796	3,146	7,656	6,187
Net interest income - tax-equivalent (non-GAAP)	$78,376	$76,264	$155,264	$152,012

Average earning assets	$7,586,256	$7,446,849	$7,544,609	$7,361,775
Net interest margin (GAAP)	3.94%	3.95%	3.95%	3.98%
Net interest margin, fully tax-equivalent (non-GAAP)	4.14%	4.12%	4.15%	4.15%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(6)
Net Interest Income (GAAP)	$74,580	$73,118	$147,608	$145,825
Plus tax-equivalent adjustment(7)	3,796	3,146	7,656	6,187
Net interest income - tax-equivalent (non-GAAP)	78,376	76,264	155,264	152,012
Noninterest income	25,624	31,026	51,517	60,604
Securities gains, net	(1,392)	(4,622)	(3,874)	(8,148)
Adjusted income	$102,608	$102,668	$202,907	$204,468

Total noninterest expenses	$69,298	$71,020	$141,038	$141,329
Less:
Core deposit intangibles and customer relationship intangibles amortization	1,218	1,297	2,389	3,192
Partnership investment in tax credit projects	876	—	876	—
(Gain)/loss on sales/valuations of assets, net	(112)	(43)	300	270
Adjusted noninterest expenses	$67,316	$69,766	$137,473	$137,867

Efficiency ratio, fully tax-equivalent (non-GAAP)	65.61%	67.95%	67.75%	67.43%
(1) Refer to the "Reconciliation of Return on Average Tangible Common Equity (non-GAAP)" table.
(2) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(3) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" (non-GAAP)" table.
(4) Return on average tangible common equity is net income available to common stockholders divided by average common stockholders' equity less goodwill and core deposit intangibles and customer relationship intangibles, net. This financial measure is included as it is considered to be a critical metric to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

(6) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results of Heartland as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(7) Computed on a tax-equivalent basis using an effective tax rate of 35%.

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
BALANCE SHEET DATA
Investments	$2,070,121	$2,175,701	$2,131,086	$1,943,080	$1,859,695
Loans held for sale	48,848	49,009	61,261	78,317	82,538
Total loans receivable(1)	5,325,082	5,361,604	5,351,719	5,438,715	5,482,258
Allowance for loan losses	54,051	54,999	54,324	54,653	51,756
Total assets	8,204,721	8,361,845	8,247,079	8,202,215	8,204,401
Total deposits	6,930,169	7,089,861	6,847,411	6,912,693	6,837,572
Long-term obligations	281,096	282,051	288,534	294,493	296,895
Preferred equity	938	938	1,357	1,357	3,777
Common stockholders’ equity	805,032	780,374	739,559	703,031	684,186

Common Share Data
Book value per common share (GAAP)	$30.15	$29.26	$28.31	$28.48	$27.88
Tangible book value per common share (non-GAAP)(2)	$24.00	$23.05	$22.55	$22.34	$21.65
ASC 320 effect on book value per common share	$(0.87)	$(1.06)	$(1.15)	$0.03	$0.21
Common shares outstanding, net of treasury stock	26,701,226	26,674,121	26,119,929	24,681,380	24,543,376
Tangible common equity ratio (non-GAAP)(3)	7.97%	7.50%	7.28%	6.85%	6.60%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$805,032	$780,374	$739,559	$703,031	$684,186
Less goodwill	141,461	141,461	127,699	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	22,850	24,068	22,775	23,922	25,213
Tangible common stockholders' equity (non-GAAP)	$640,721	$614,845	$589,085	$551,410	$531,274

Common shares outstanding, net of treasury stock	26,701,226	26,674,121	26,119,929	24,681,380	24,543,376
Common stockholders' equity (book value) per share (GAAP)	$30.15	$29.26	$28.31	$28.48	$27.88
Tangible book value per common share (non-GAAP)	$24.00	$23.05	$22.55	$22.34	$21.65

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$8,204,721	$8,361,845	$8,247,079	$8,202,215	$8,204,401
Less goodwill	141,461	141,461	127,699	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	22,850	24,068	22,775	23,922	25,213
Total tangible assets (non-GAAP)	$8,040,410	$8,196,316	$8,096,605	$8,050,594	$8,051,489
Tangible common equity ratio (non-GAAP)	7.97%	7.50%	7.28%	6.85%	6.60%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 3.94% (4.14% on a fully tax-equivalent basis) during the second quarter of 2017, compared to 3.95% (4.12% on a fully tax-equivalent basis) during the second quarter of 2016. Heartland's success in maintaining net interest margin at or near the 4.00% level has been the result of continuous loan and deposit pricing discipline. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income for the second quarter of 2017 was $82.1 million, an increase of $730,000 or 1%, compared to the $81.3 million recorded in the second quarter of 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.8 million for the second quarter of 2017 and $3.1 million for the second quarter of 2016. With these adjustments, interest income on a tax-equivalent basis was $85.9 million for the second quarter of 2017, an increase of $1.4 million, compared to $84.5 million for the second quarter of 2016. For the first six months of 2017, interest income increased $597,000 or less than 1% to $162.6 million from $162.0 million for the first six months of 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $7.7 million and $6.2 million for the first six months of 2017 and 2016, respectively. With these adjustments, interest income on a tax-equivalent basis was $170.3 million during the first six months of 2017 compared to $168.2 million during the first six months of 2016, an increase of $2.1 million or 1%. The increase in interest income on a tax-equivalent basis during 2017 was primarily due to an increase in average earning assets, which totaled $7.59 billion during the second quarter of 2017 compared to $7.45 billion during the second quarter of 2016, a $139.4 million or 2% increase. For the first six months of 2017, average earning assets were $7.54 billion compared to $7.36 billion during the first six months of 2016, an increase of $182.8 million or 2%.

Interest expense for the second quarter of 2017 was $7.5 million, a decrease of $732,000 or 9% from $8.2 million in the second quarter of 2016. Interest expense for the first six months of 2017 was $15.0 million compared to $16.2 million for the first six months of 2016, a decrease of $1.2 million or 7%. For the quarter ended June 30, 2017, average interest bearing liabilities were $5.15 billion, a decrease of $217.2 million or 4%, from $5.36 billion for the quarter ended June 30, 2016. In addition, the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 4 basis points to 0.58% in the second quarter of 2017 from 0.62% in the second quarter of 2016. Average interest bearing liabilities decreased $149.8 million or 3% for the first six months of 2017 compared to the first six months in 2016, while the average interest rate paid on Heartland's interest bearing deposits and borrowings declined 2 basis points to 0.59% in the first six months of 2017 from 0.61% in the first six months of 2016. The average interest rate paid on savings deposits was 0.26% during the second quarter of 2017 compared to 0.22% for the second quarter of 2016, and the average interest rate paid on time deposits was 0.80% for both the second quarter of 2017 and 2016. For the first six months of 2017, the average interest rate paid on savings deposits was 0.24% compared to 0.22% for the first six months of 2016, and the average interest rate paid on time deposits was 0.80% for both six-month periods ending June 30, 2017, and 2016.

Net interest income increased $1.5 million or 2% to $74.6 million in the second quarter of 2017 from $73.1 million in the second quarter of 2016. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $78.4 million during the second quarter of 2017, an increase of $2.1 million or 3% from $76.3 million during the second quarter of 2016. For the first six months of 2017, net interest income increased $1.8 million or 1% to $147.6 million from $145.8 million recorded in the first six months of 2016. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $155.3 million during the first six months of 2017, an increase of $3.3 million or 2% from $152.0 million recorded during the first six months of 2016.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 39% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate, and approximately 9% of these floating rate loans have interest rate floors that are currently in effect. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) Dollars in thousands
	For the Quarter Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,516,745	$8,599	2.27%	$1,468,896	$7,903	2.16%
Nontaxable(1)	624,915	7,723	4.96	430,086	5,486	5.13
Total securities	2,141,660	16,322	3.06	1,898,982	13,389	2.84
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	121,778	345	1.14	10,727	52	1.95
Federal funds sold	1,262	3	0.95	5,114	1	0.08
Loans:(2)
Commercial and commercial real estate(1)	3,824,061	46,912	4.92	3,866,861	46,889	4.88
Residential mortgage	633,344	6,509	4.12	803,952	8,286	4.15
Agricultural and agricultural real estate(1)	488,222	5,807	4.77	481,625	5,504	4.60
Consumer	431,199	8,289	7.71	430,440	8,273	7.73
Fees on loans		1,670	—	—	2,083	—
Less: allowance for loan losses	(55,270)	—	—	(50,852)	—	—
Net loans	5,321,556	69,187	5.21	5,532,026	71,035	5.16
Total earning assets	7,586,256	85,857	4.54%	7,446,849	84,477	4.56%
Nonearning Assets	747,045			764,477
Total Assets	$8,333,301			$8,211,326
Interest Bearing Liabilities
Savings	$3,881,219	$2,505	0.26%	$3,699,971	$2,028	0.22%
Time, $100,000 and over	350,786	727	0.83	421,151	733	0.70
Other time deposits	479,164	931	0.78	586,810	1,260	0.86
Short-term borrowings	153,565	90	0.24	373,768	519	0.56
Other borrowings	281,509	3,228	4.60	281,777	3,673	5.24
Total interest bearing liabilities	5,146,243	7,481	0.58%	5,363,477	8,213	0.62%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,338,957			2,098,327
Accrued interest and other liabilities	56,124			75,815
Total noninterest bearing liabilities	2,395,081			2,174,142
Stockholders' Equity	791,977			673,707
Total Liabilities and Stockholders' Equity	$8,333,301			$8,211,326
Net interest income, fully tax-equivalent (non-GAAP)(1)		$78,376			$76,264
Net interest spread(1)			3.96%			3.94%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.14%			4.12%
Interest bearing liabilities to earning assets	67.84%			72.02%

Reconciliation of Annualized Net Interest Margin, Fully Taxable Equivalent (non-GAAP)(3)

Net interest income, fully tax-equivalent (non-GAAP)		$78,376			$76,264
Adjustments for tax-equivalent interest(1)		(3,796)			(3,146)
Net interest income (GAAP)		$74,580			$73,118

Average Earning Assets	$7,586,256			$7,446,849
Annualized net interest margin (GAAP)			3.94%			3.95%
Annualized net interest margin, fully taxable equivalent (non-GAAP)			4.14%			4.12%

(1) Computed on a tax-equivalent basis using an effective tax rate of 35%
(2) Nonaccrual loans are included in the average loans outstanding.
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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) Dollars in thousands
	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,483,087	$16,852	2.29%	$1,488,664	$16,547	2.24%
Nontaxable(1)	635,168	15,709	4.99	423,655	10,886	5.17
Total securities	2,118,255	32,561	3.10	1,912,319	27,433	2.88
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	109,095	554	1.02	11,180	147	2.64
Federal funds sold	791	3	0.76	18,120	11	0.12
Loans:(2)
Commercial and commercial real estate(1)	3,818,689	92,825	4.90	3,805,401	93,643	4.95
Residential mortgage	639,902	13,192	4.16	769,043	15,885	4.15
Agricultural and agricultural real estate(1)	485,665	11,361	4.72	474,801	11,233	4.76
Consumer	427,015	16,342	7.72	421,245	16,196	7.73
Fees on loans		3,430	—		3,654	—
Less: allowance for loan losses	(54,803)	—	—	(50,334)	—	—
Net loans	5,316,468	137,150	5.20	5,420,156	140,611	5.22
Total earning assets	7,544,609	170,268	4.55%	7,361,775	168,202	4.59%
Nonearning Assets	739,072			756,423
Total Assets	$8,283,681			$8,118,198
Interest Bearing Liabilities
Savings	$3,859,730	$4,610	0.24%	$3,628,089	$3,922	0.22%
Time, $100,000 and over	349,789	1,452	0.84	459,885	1,604	0.70
Other time deposits	481,736	1,831	0.77	614,556	2,668	0.87
Short-term borrowings	194,272	227	0.24	342,464	848	0.50
Other borrowings	282,948	6,884	4.91	273,326	7,148	5.26
Total interest bearing liabilities	5,168,475	15,004	0.59%	5,318,320	16,190	0.61%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,282,642			2,040,105
Accrued interest and other liabilities	59,989			75,034
Total noninterest bearing liabilities	2,342,631			2,115,139
Stockholders' Equity	772,575			684,739
Total Liabilities and Stockholders' Equity	$8,283,681			$8,118,198
Net interest income, fully tax-equivalent (non-GAAP)(1)		$155,264			$152,012
Net interest spread(1)			3.96%			3.98%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.15%			4.15%
Interest bearing liabilities to earning assets	68.51%			72.24%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)

Net interest income, fully tax-equivalent (non-GAAP)		$155,264			$152,012
Adjustments for tax-equivalent interest(1)		(7,656)			(6,187)
Net interest income (GAAP)		$147,608			$145,825

Average Earning Assets	$7,544,609			$7,361,775
Annualized net interest margin (GAAP)			3.95%			3.98%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.15%			4.15%

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

Provision For Loan Losses
The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $889,000 for the second quarter of 2017 compared to $2.1 million for the second quarter of 2016. For the first six months of 2017, the provision for loan losses was $4.5 million compared to $4.2 million for the first six months of 2016. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. For additional details on the specific factors considered in establishing the allowance for loan losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016, and the information under the caption "Allowance For Loan Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5 to the consolidated financial statements included herein.
Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's quarterly provision for loan losses will vary from quarter to quarter. During the second quarter of 2017, Heartland’s credit quality was stable as nonperforming and delinquent loan levels were largely unchanged, and the charge-offs in the quarter at Heartland's subsidiary banks were primarily attributable to loans with a specific reserve that had been provided for in previous quarters. As a result, the provision expense recorded for both the three- and six-month periods ended June 30, 2017, was primarily due to the movement of acquired loans out of the purchase accounting pool and minor fluctuations in the variables that management uses to determine the allowance.
Heartland believes the allowance for loan losses as of June 30, 2017, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.
Noninterest Income
The table below shows Heartland's noninterest income for the three- and six-month periods ended June 30, 2017 and 2016, in thousands:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Service charges and fees	$9,696	$8,022	$1,674	21%
Loan servicing income	1,351	1,292	59	5
Trust fees	3,979	3,625	354	10
Brokerage and insurance commissions	976	886	90	10
Securities gains, net	1,392	4,622	(3,230)	(70)
Net gains on sale of loans held for sale	6,817	11,270	(4,453)	(40)
Valuation adjustment on commercial servicing rights	19	(46)	65	141
Income on bank owned life insurance	656	591	65	11
Other noninterest income	738	764	(26)	(3)
Total noninterest income	$25,624	$31,026	$(5,402)	(17)%

	Six Months Ended June 30,
	2017	2016	Change	% Change
Service charges and fees	$19,153	$15,184	$3,969	26%
Loan servicing income	3,075	2,560	515	20
Trust fees	7,610	7,438	172	2
Brokerage and insurance commissions	2,012	1,908	104	5
Securities gains, net	3,874	8,148	(4,274)	(52)
Net gains on sale of loans held for sale	12,964	22,335	(9,371)	(42)
Valuation adjustment on commercial servicing rights	24	(46)	70	152
Income on bank owned life insurance	1,273	1,113	160	14
Other noninterest income	1,532	1,964	(432)	(22)
Total noninterest income	$51,517	$60,604	$(9,087)	(15)%

Noninterest income totaled $25.6 million during the second quarter of 2017 compared to $31.0 million during the second quarter of 2016, a decrease of $5.4 million or 17%. For the six-month period ended on June 30, noninterest income totaled $51.5 million during 2017 compared to $60.6 million during 2016, a decrease of $9.1 million or 15%. Decreases in noninterest income for both the quarterly and six-month period comparisons reflected lower net gains on sale of loans held for sale and securities gains, net, the effect of which was partially offset by increased service charges and fees.

Service charges and fees increased $1.7 million or 21% to $9.7 million during the second quarter of 2017 compared to $8.0 million recorded during the second quarter of 2016 and $4.0 million or 26% to $19.2 million during the first six months of 2017 compared $15.2 million for the first six months of 2016. Service charges on checking and savings accounts recorded during the second quarter of 2017 were $2.3 million compared to $2.1 million during the second quarter of 2016, an increase of $210,000 or 10%. For the six months ended June 30, service charges on checking and savings accounts totaled $4.4 million during 2017 compared to $3.9 million during 2016, an increase of $476,000 or 12%. Overdraft fees were $2.3 million during the second quarter of 2017 compared to $2.1 million during the second quarter of 2016, an increase of $172,000 or 8%. Overdraft fees increased $414,000 or 10% to $4.5 million for the six months ended June 30, 2017 compared to $4.1 million for the same period in 2016. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $2.9 million during the second quarter of 2017 compared to $2.6 million during the second quarter of 2016, an increase of $333,000 or 13%. These same fees were $5.9 million during first six months of 2017 compared to $4.9 million during the first six months of 2016, an increase of $1.0 million or 21%. Increases in service charges and fees were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed during the first quarters of 2016 and 2017. Fees associated with credit card services were $2.2 million during the second quarter of 2017 compared to $1.2 million during the second quarter of 2016, an increase of $1.0 million or 77%. For the first six months of 2017, these fees were $4.2 million compared to $2.1 million during the first six months of 2016, an increase of $2.1 million or 97%. This increase resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the newly acquired banks in California and Colorado. Heartland recently enhanced its card payment solutions for businesses with the rollout of a more robust expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.4 million during the second quarter of 2017 compared to $1.3 million during the second quarter of 2016, an increase of $59,000 or 5%. On a six-month comparative basis, loan servicing income totaled $3.1 million during 2017 compared to $2.6 million during 2016, an increase of $515,000 or 20%. Loan servicing income related to the servicing of commercial and agricultural loans totaled $604,000 during the second quarter of 2017 compared to $870,000 during the second quarter of 2016, a decrease of $266,000 or 31%. For the first six months of the year, fees collected for commercial and agricultural loan servicing totaled $1.4 million for 2017 compared to $1.5 million in 2016, a decrease of $50,000 or 3%. Fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $3.2 million during the second quarter of 2017 compared to $3.0 million during the second quarter of 2016, an increase of $226,000 or 8%. For the first six months of the year, fees collected for the servicing of mortgage loans, primarily for government sponsored entities, were $6.4 million during 2017 compared to $5.9 million during 2016, an increase of $468,000 or 8%. Included in and offsetting loan servicing income is the amortization of mortgage servicing rights, which was $2.5 million during the second quarter of 2017 and compared to $2.6 million during the second quarter of 2016, a decrease of $99,000 or 4%. For the first six months of the year, the amortization of mortgage servicing rights was $4.7 million during 2017 compared to $4.8 million during 2016, a decrease of $96,000 or 2%. The portfolio of mortgage loans serviced primarily for government sponsored entities by Heartland totaled approximately $4.34 billion at June 30, 2017, compared to $4.20 billion at June 30, 2016.

The following table summarizes Heartland's residential mortgage loan activity during the most recent five quarters, in thousands:

	As Of and For the Quarter Ended
	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016
Mortgage Servicing Fees	$3,215	$3,172	$3,116	$3,111	$2,989
Mortgage Servicing Rights Amortization	(2,468)	(2,261)	(2,698)	(2,968)	(2,567)
Total Residential Mortgage Loan Servicing Income	$747	$911	$418	$143	$422
Net Gains On Sale of Residential Mortgage Loans	$6,628	$5,947	$5,664	$11,061	$10,707
Total Residential Mortgage Loan Applications	$308,113	$248,614	$304,018	$445,107	$440,907
Residential Mortgage Loans Originated	$216,637	$161,851	$278,065	$324,337	$324,633
Residential Mortgage Loans Sold	$180,296	$172,521	$269,333	$315,917	$302,448
Residential Mortgage Loan Servicing Portfolio	$4,340,243	$4,338,311	$4,308,580	$4,259,459	$4,203,429

Net gains on sale of loans held for sale totaled $6.8 million during the second quarter of 2017 compared to $11.3 million during the second quarter of 2016, a decrease of $4.5 million or 40%. During the first six months of 2017, net gains on sale of loans held for sale totaled $13.0 million compared to $22.3 million during the same period in 2016, a decrease of $9.4 million or 42%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $308.1 million in the second quarter of 2017 compared to $440.9 million in the second quarter of 2016, a decrease of $132.8 million or 30%. During the first six months of 2017, mortgage loan applications were $556.7 million compared to $847.9 million during the same period in 2016, a decrease of $291.2 million or 34%. The volume of mortgage loans sold totaled $180.3 million during the second quarter of 2017, a $122.2 million or 40% decrease from the $302.4 million sold during the second quarter of 2016. During the first six months of 2017, mortgage loans sold totaled $352.8 million compared to $522.8 million during the same period in 2016, a decrease of $170.0 million or 33%. Heartland has experienced weakened demand for mortgage loan refinancings as interest rates have increased. The percentage of residential mortgage loans that represented refinancings was 25% during the second quarter of 2017 compared to 33% in the second quarter of 2016. For the six months ended June 30, 2017, mortgage loan refinancings were 30% of originations compared to 37% of originations during the first six months of 2016. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $189,000 during the second quarter of 2017 compared to $567,000 during the second quarter of 2016. During the first six months of 2017, gains on sales of commercial and agricultural loans totaled $389,000 compared to $1.3 million during the same period in 2016.

Trust fees increased $354,000 or 10% to $4.0 million recorded in the second quarter of 2017 from $3.6 million recorded in the second quarter of 2016. For the six-month period ended June 30, 2017, trust fees increased $172,000 or 2% to $7.6 million for the six months ended June 30, 2017, compared to $7.4 million for the same six-month period in 2016. Heartland derives trust fees from providing personal and corporate trust, employee benefit plan and estate administration. Heartland provides both discretionary and non-discretionary investment management services with respect to trust assets under administration. The market value of trust assets under administration totaled $2.10 billion at June 30, 2017, compared to $1.96 billion at December 31, 2016, and $2.27 billion at June 30, 2016. These values fluctuate throughout the year as market conditions improve or decline.

Securities gains, net, totaled $1.4 million for the second quarter of 2017 compared to $4.6 million for the second quarter of 2016, which is a decrease of $3.2 million or 70%. For the first six months of 2017, securities gains, net, totaled $3.9 million compared to $8.1 million during the first six months of 2016, a decrease of $4.3 million or 52%.

Other noninterest income was $738,000 during the second quarter of 2017 compared to $764,000 during the second quarter of 2016, a decrease of $26,000 or 3%. For the first six months of 2017, other noninterest income totaled $1.5 million compared to $2.0 million during the first six months of 2016, a decrease of $432,000 or 22%. The decrease was primarily attributable to the reimbursement received in the first quarter of 2016 from a customer for loan workout expenses that had been incurred and paid in prior years.

Noninterest Expenses

The table below shows Heartland's noninterest expenses for the three- and six-month periods ended June 30, 2017 and 2016, in thousands:

	Three Months Ended June 30,
	2017	2016	Change	% Change
Salaries and employee benefits	$41,126	$41,985	$(859)	(2)%
Occupancy	5,056	5,220	(164)	(3)
Furniture and equipment	2,586	2,442	144	6
Professional fees	7,583	7,486	97	1
FDIC insurance assessments	909	1,120	(211)	(19)
Advertising	1,359	1,551	(192)	(12)
Core deposit intangibles and customer relationship intangibles amortization	1,218	1,297	(79)	(6)
Other real estate and loan collection expenses	365	659	(294)	(45)
(Gain)/loss on sales/valuations of assets, net	(112)	(43)	(69)	160
Other noninterest expenses	9,208	9,303	(95)	(1)
Total noninterest expenses	$69,298	$71,020	$(1,722)	(2)%

	Six Months Ended June 30,
	2017	2016	Change	% Change
Salaries and employee benefits	$82,893	$83,699	$(806)	(1)%
Occupancy	10,129	10,223	(94)	(1)
Furniture and equipment	5,087	4,555	532	12
Professional fees	15,892	14,496	1,396	10
FDIC insurance assessments	1,716	2,288	(572)	(25)
Advertising	3,783	2,835	948	33
Core deposit intangibles and customer relationship intangibles amortization	2,389	3,192	(803)	(25)
Other real estate and loan collection expenses	1,193	1,231	(38)	(3)
(Gain)/loss on sales/valuations of assets, net	300	270	30	11
Other noninterest expenses	17,656	18,540	(884)	(5)
Total noninterest expenses	$141,038	$141,329	$(291)	—%

For the second quarter of 2017, noninterest expenses totaled $69.3 million compared to $71.0 million during the second quarter of 2016, a decrease of $1.7 million or 2%. For the first six months of 2017, noninterest expenses totaled $141.0 million compared to $141.3 million during the first six months of 2016, a decrease of $291,000 or less than 1%.

The largest component of noninterest expenses, salaries and employee benefits, decreased $859,000 or 2% during the second quarter of 2017 as compared to the same quarter in 2016. When comparing the first six months of 2017 to the first six months of 2016, salaries and employee benefits decreased $806,000 or 1%. Heartland had total full-time equivalent employees of 1,862 on June 30, 2017, compared to 1,888 on June 30, 2016.

Professional fees increased $97,000 or 1% during the second quarter of 2017 compared to the second quarter of 2016 and $1.4 million or 10% during the first six months of 2017 compared to the first six months of 2016, primarily as a result of a higher level of services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and cloud-based applications.

FDIC insurance assessments decreased $211,000 or 19% to $909,000 during the second quarter of 2017 from $1.1 million during the same quarter in 2016. For the six-month periods ended June 30, 2017, and 2016, the FDIC insurance assessments were $1.7 million and $2.3 million respectively, which is a decrease of $572,000 or 25%. Changes made to the assessment rate calculation by the FDIC went into effect on December 30, 2016, and those changes have resulted in decreased assessments for Heartland's subsidiary banks.

Advertising expenses were $1.4 million during the second quarter of 2017 compared to $1.6 million during the second quarter of 2016, a decrease of $192,000 or 12%. Advertising expenses increased $948,000 or 33% during the first six months of 2017 compared to the first six months of 2016. The increase is primarily due to the costs of a deposit campaign promotion in the first quarter of 2017.

Core deposit intangibles and customer relationship intangibles amortization decreased $79,000 or 6% during the second quarter of 2017 compared the second quarter of 2016 and $803,000 or 25% during the first six months of 2017 compared to the first six months of 2016. During the first quarter of 2016, a $700,000 adjustment to the core deposit intangibles was recorded at Premier Valley Bank due to the loss of a significant deposit account relationship at Premier Valley Bank.

For the second quarter of 2017, other noninterest expenses decreased $95,000 or 1% to $9.2 million during the second quarter of 2017 from $9.3 million recorded during the second quarter of 2016. For the six-month period ended June 30, 2017, other noninterest expenses decreased $884,000 or 5% to $17.7 million from $18.6 million recorded in the same period in 2016. Heartland has replaced certain existing software applications and associated maintenance costs with cloud-based applications.

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During the second quarter of 2017, Heartland's efficiency ratio, on a fully tax-equivalent basis, decreased to 65.61% in comparison with 67.95% during the second quarter of 2016. For the six-month period ended June 30, 2017, the efficiency ratio on a fully tax-equivalent basis increased by 32 basis points to 67.75% when compared to the same six-month period in 2016. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense timing differences that are inherent in the residential mortgage business.

Income Taxes

Heartland's effective tax rate was 26.85% for the second quarter of 2017 compared to 32.37% for the second quarter of 2016. Federal low-income housing tax credits totaling $310,000 and solar energy tax credits totaling $270,000 reduced Heartland's income taxes during the second quarter of 2017. For the second quarter of 2016, Heartland's income taxes were reduced by federal low-income housing tax credits totaling $304,000. Also included in the second quarter of 2017 tax computation was a state tax credit of $830,000 related to a partnership investment in a historic rehabilitation tax credit project. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 23.49% during the second quarter of 2017 compared to 18.86% during the second quarter of 2016.

Heartland's effective tax rate was 25.37% for the first six months of 2017 compared to 32.73% for the first six months of 2016. Federal low-income housing tax credits totaling $614,000 and solar energy tax credits totaling $270,000 were included in the determination of Heartland's income taxes during the first six months of 2017 compared to federal low-income housing tax credits of $608,000 during the first six months of 2016. Heartland's effective tax rate for the six months ended June 30, 2017, was impacted by the state tax credit referenced above. The level of tax-exempt interest income, as a percentage of pre-tax income, was 26.55% during the first six months of 2017 compared to 18.86% during the first six months of 2016.

As a result of the adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" on January 1, 2017, Heartland's income taxes for the first six months of 2017 included a tax benefit of $989,000 resulting from the vesting of outstanding restricted stock unit awards. The majority of this tax benefit was recorded in the first quarter of 2017. Exclusive of this tax benefit, Heartland's effective tax rate for the first six months of 2017 was 27.22%.

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

Income before taxes for the community and other banking segment for the second quarter of 2017 was $30.2 million compared to $30.0 million for the second quarter of 2016, a $260,000 or 1% increase. For the first six months of 2017, income before taxes for the community and other banking segment was $54.6 million compared to $58.3 million for the first six months of 2016, a $3.7 million or 6% decrease.

Net interest income from the community and other banking segment was $73.4 million during the second quarter of 2017 compared to $71.9 million during the second quarter of 2016, an increase of $1.6 million or 2%. For the six-month period ended June 30, 2017, net interest income from the community and other banking segment increased $2.2 million or 1% compared to the first six months of 2016. This increase was primarily the result of additional earning assets.

Provision for loan losses allocable to the community and other banking segment was $889,000 for the second quarter of 2017 compared to $2.1 million during the second quarter of 2016. For the first six months of 2017, the provision for loan losses was $4.5 million compared to $4.2 million for the first six months of 2016. Given the size of Heartland's loan portfolio, the movement of acquired loans out of the purchase accounting pool and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's quarterly provision for loan losses will vary from quarter to quarter. During the second quarter of 2017, Heartland’s credit quality was stable as nonperforming and delinquent loan levels were largely unchanged, and the charge-offs in the quarter were primarily attributable to loans with a specific reserve that had been provided for in previous quarters. As a result, the provision expense recorded for both the three- and six-month periods ended June 30, 2017, was primarily due to the movement of acquired loans out of the purchase accounting pool and minor fluctuations in the variables that management uses to determine the allowance.

Noninterest income allocable to the community and other banking segment totaled $18.3 million during the second quarter of 2017 compared to $19.9 million during the second quarter of 2016, a decrease of $1.6 million or 8%. For the first six months of 2017, noninterest income allocable to the community and other banking segment totaled $37.3 million compared to $38.4 million during 2016, a decrease of $1.2 million or 3%. Increased service charges and fees income, offset by decreases in securities gains, net, contributed to the majority of the change in noninterest income for both the three and six-month periods ended June 30, 2017, compared to the same periods in 2016.

Noninterest expenses allocable to the community and other banking segment totaled $60.6 million during the second quarter of 2017 compared to $59.7 million during the second quarter of 2016, an increase of $870,000 or 1%. For the six-month period ended June 30, 2017, noninterest expenses allocable to the community and other banking segment increased by $4.3 million or 4% to $123.8 million compared to $119.4 million recorded during the first six months of 2016. The categories of noninterest expenses with the most significant increases were salaries and employee benefits and professional fees. Professional fees increased primarily as a result of additional services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and the replacement of software applications with cloud-based applications.

The retail mortgage banking segment recorded a loss before taxes of $225,000 for the second quarter of 2017 compared to income before taxes of $1.0 million for the second quarter of 2016, a decrease of $1.2 million or 122%. For the first six months of 2017, the retail mortgage banking segment recorded a loss before income taxes of $1.0 million compared to income before taxes of $2.6 million during the first six months of 2016, a decrease of $3.7 million or 140%.

Noninterest income from the retail mortgage banking segment totaled $7.4 million during the second quarter of 2017 compared to $11.1 million during the second quarter of 2016, a $3.8 million or 34% decrease. Noninterest income from the retail mortgage banking segment totaled $14.2 million for the first six months of 2017 compared to $22.2 million for the first six months of 2016, which is a decrease of $7.9 million or 36%. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $308.1 million in the second quarter of 2017 compared to $440.9 million in the second quarter of 2016, a decrease of $132.8 million or 30%. For the first six months of 2017, mortgage loan applications were $556.7 million compared to $847.9 million during the first six months of 2016, a decrease of $291.2 million or 34%.The volume of mortgage loans sold totaled $180.3 million during the second quarter of 2017, a $122.2 million or 40% decrease from the $302.4 million of mortgage loans sold during the second quarter of 2016. For the first six months of 2017, the volume of mortgage loans sold totaled $352.8 million compared to $522.8 million during the first six months of 2016, a $170.0 million or 31% decrease. Decreases in the volume of mortgage loans sold was attributable to the higher mortgage interest rates during the first six months of 2017, which significantly reduced mortgage loan refinancing activity.

Noninterest expenses allocable to the retail mortgage banking segment were $8.7 million during the second quarter of 2017 compared to $11.3 million during the second quarter of 2016, a decrease of $2.6 million or 23%. For the first six months of 2017, noninterest expenses allocable to the retail mortgage banking segment were $17.3 million compared to $21.9 million during the first six months of 2016, a decrease of $4.6 million or 21%. Lower expenses during the second quarter and first six months of 2017 in comparison with the second quarter and first six months of 2016 were partially attributable to reduced transaction-based compensation paid to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during 2017. Additionally, in reaction to the lower volume of mortgage loan originations, a series of workforce reductions were implemented during the first six months of 2017.

FINANCIAL CONDITION

Total assets of Heartland were $8.20 billion at June 30, 2017, a decrease of $42.4 million or 1% since year-end 2016. Exclusive of the $213.9 million of assets acquired at fair value in the Founders Bancorp transaction, total assets decreased $256.3 million or 3% since December 31, 2016. Securities represented 25% of total assets at June 30, 2017, and 26% of total assets at December 31, 2016.

Lending Activities

Total net loans held to maturity were $5.33 billion at June 30, 2017, compared to $5.35 billion at year-end 2016, a decrease of $26.6 million or less than 1%. This change includes $96.4 million of total loans held to maturity, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total loans held to maturity decreased $123.1 million or 2%. Five of the Heartland bank subsidiaries experienced a net increase in loan balances during the second quarter of 2017. Price competition for quality loans remains intense, and Heartland remains committed to its pricing strategy, disciplined credit approach and emphasis on the client relationship.

The table below presents the composition of the loan portfolio as of June 30, 2017, and December 31, 2016, in thousands:

LOAN PORTFOLIO	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$1,344,323	25.24%	$1,287,265	24.04%
Commercial real estate	2,458,688	46.17	2,538,582	47.42%
Agricultural and agricultural real estate	495,243	9.30	489,318	9.14
Residential mortgage	596,385	11.20	617,924	11.54
Consumer	431,052	8.09	420,613	7.86
Gross loans receivable held to maturity	5,325,691	100.00%	5,353,702	100.00%
Unearned discount	(639)		(699)
Deferred loan fees	30		(1,284)
Total net loans receivable held to maturity	5,325,082		5,351,719
Allowance for loan losses	(54,051)		(54,324)
Loans receivable, net	$5,271,031		$5,297,395

Loans secured by real estate, either fully or partially, totaled $3.48 billion or 65% of gross loans at June 30, 2017. Excluding purchase accounting valuations, 52% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's real estate secured loans at June 30, 2017, and December 31, 2016, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2017	December 31, 2016
Residential real estate, excluding residential construction and residential lot loans	$1,010,455	$1,030,190
Industrial, manufacturing, business and commercial	467,975	474,632
Agriculture	249,018	255,046
Retail	341,063	332,009
Office	333,950	347,334
Land development and lots	126,494	127,700
Hotel, resort and hospitality	164,948	151,571
Multi-family	180,443	185,559
Food and beverage	101,928	102,225
Warehousing	119,762	120,471
Health services	131,851	147,412
Residential construction	105,679	143,962
All other	162,402	172,617
Purchase accounting valuations	(16,306)	(17,559)
Total loans secured by real estate	$3,479,662	$3,573,169

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

Nonperforming loans were $66.1 million or 1.24% of total loans at June 30, 2017, compared to $64.4 million or 1.20% of total loans at December 31, 2016. At June 30, 2017, approximately $30.1 million or 46% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to six borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $21.9 million at June 30, 2017, and $17.3 million at December 31, 2016, which includes $16.3 million and $14.3 million, respectively, of repurchased residential real estate loans. Effective July 1, 2017, Heartland has elected to sell GNMA originated government guaranteed residential real estate loans on a servicing released basis to mitigate the future repurchase obligation associated with these loans.

The allowance for loan losses was 1.02% of loans at both June 30, 2017, and December 31, 2016, and 81.78% and 84.37% of nonperforming loans at June 30, 2017 and December 31, 2016, respectively. Excluding those loans covered by the purchase accounting adjustments, the ratio of the allowance for loan losses to outstanding loans was 1.20% at June 30, 2017, and 1.22% at December 31, 2016. At June 30, 2017, valuation reserves totaled $22.8 million and covered $853.0 million of acquired loans. At December 31, 2016, valuation reserves totaled $25.3 million and covered $956.0 million of acquired loans.

Loans delinquent 30 to 89 days as a percent of total loans was 0.38% at June 30, 2017, in comparison with 0.37% at December 31, 2016.

The table below presents the changes in the allowance for loan losses during the three- and six-month periods ended June 30, 2017 and 2016, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended June 30,
	2017	2016
Balance at beginning of period	$54,999	$49,738
Provision for loan losses	889	2,118
Recoveries on loans previously charged off	929	2,851
Charge-offs on loans not covered by loss share agreements	(2,766)	(2,951)
Balance at end of period	$54,051	$51,756
Annualized ratio of net charge offs to average loans	0.14%	0.01%

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$54,324	$48,685
Provision for loan losses	4,530	4,185
Recoveries on loans previously charged off	1,681	3,442
Charge-offs on loans	(6,484)	(4,556)
Balance at end of period	$54,051	$51,756
Annualized ratio of net charge offs to average loans	0.18%	0.04%
The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2017	2016	2016	2015
Nonaccrual loans	$65,393	$57,053	$64,299	$39,655
Loans contractually past due 90 days or more	698	—	86	—
Total nonperforming loans	66,091	57,053	64,385	39,655
Other real estate	9,269	11,003	9,744	11,524
Other repossessed assets	675	564	663	485
Total nonperforming assets	$76,035	$68,620	$74,792	$51,664
Performing troubled debt restructured loans(1)	$11,157	$9,923	$10,380	$11,075
Nonperforming loans to total loans	1.24%	1.04%	1.20%	0.79%
Nonperforming assets to total loans plus repossessed property	1.43%	1.25%	1.39%	1.03%
Nonperforming assets to total assets	0.93%	0.84%	0.91%	0.67%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the second quarter of 2017 and the first six months of 2017, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2017	$63,740	$11,188	$739	$75,667
Loan foreclosures	(2,069)	2,039	30	—
Net loan charge-offs	(1,837)	—	—	(1,837)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	13,700	—	—	13,700
Reduction of nonperforming loans(1)	(7,443)	—	—	(7,443)
OREO/Repossessed assets sales proceeds	—	(3,700)	(34)	(3,734)
OREO/Repossessed assets writedowns, net	—	(258)	(1)	(259)
Net activity at Citizens Finance Co.	—	—	(59)	(59)
June 30, 2017	$66,091	$9,269	$675	$76,035

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2016	$64,385	$9,744	$663	$74,792
Loan foreclosures	(4,530)	4,302	228	—
Net loan charge-offs	(4,803)	—	—	(4,803)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	28,519	—	—	28,519
Reduction of nonperforming loans(1)	(17,480)	—	—	(17,480)
OREO/Repossessed assets sales proceeds	—	(4,245)	(204)	(4,449)
OREO/Repossessed assets writedowns, net	—	(532)	(6)	(538)
Net activity at Citizens Finance Co.	—	—	(6)	(6)
June 30, 2017	$66,091	$9,269	$675	$76,035

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 25% and 26% of total assets at June 30, 2017, and December 31, 2016, respectively. Total available for sale securities as of June 30, 2017, were $1.79 billion, a decrease of $56.4 million or 3% from $1.85 billion at December 31, 2016.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity securities and other, by major category, as of June 30, 2017, and December 31, 2016, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$5,471	0.26%	$4,700	0.22%
Mortgage-backed securities	1,262,528	60.99	1,290,500	60.56
Obligation of states and political subdivisions	758,328	36.63	799,806	37.53
Corporate debt securities	7,186	0.35	—	—
Equity securities	15,514	0.75	14,520	0.68
Other securities	21,094	1.02	21,560	1.01
Total securities	$2,070,121	100.00%	$2,131,086	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 61% at both June 30, 2017, and December 31, 2016. Approximately 80% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at June 30, 2017. Heartland's securities portfolio had an expected modified duration of 4.60 years as of June 30, 2017, compared to 4.34 years at year-end 2016.

The Volcker Rule, which went into effect July 21, 2017, prohibits insured depository institutions and their holding companies from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. Heartland did not engage in any significant amount of proprietary trading, as defined in the Volcker Rule, and the impact of the Volcker Rule on Heartland's business activities and investment portfolio was minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland determined that the impact related to investments considered to be covered funds did not have a significant effect on its financial condition or results of operations.

At June 30, 2017, Heartland had $21.1 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $6.93 billion as of June 30, 2017, compared to $6.85 billion at year-end 2016, an increase of $82.8 million or 1%. This increase included $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction. Exclusive of this transaction, total deposits decreased $98.7 million or 1% since December 31, 2017.

The table below presents, in thousands, the composition of Heartland's deposits by category as of June 30, 2017, and December 31, 2016:

DEPOSITS	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Demand	$2,355,410	33.99%	$2,202,036	32.16%
Savings	3,704,579	53.45	3,788,089	55.32
Time	870,180	12.56	857,286	12.52
Total	$6,930,169	100.00%	$6,847,411	100.00%

Demand deposits totaled $2.36 billion at June 30, 2017, an increase of $153.4 million or 7% since year-end 2016, with $94.4 million of the increase attributable to the Founders Bancorp transaction. Excluding demand deposits acquired in this transaction, demand deposits increased $59.0 million or 3%. Deposit composition continued to reflect a favorable mix with demand deposits at 34%, savings deposits at 53% and time deposits at 13% of total deposits at June 30, 2017, compared to demand deposits at 32%, savings deposits at 55% and time deposits at 13% of total deposits at December 31, 2016. Savings deposits totaled $3.70 billion at June 30, 2017, a decrease of $83.5 million or 2% since year-end 2016, with $63.3 million of the change attributable to savings deposits acquired in the Founders Bancorp transaction. Excluding savings deposits acquired in this transaction, savings deposits decreased $146.8 million or 4%. The primary reason for the decrease in the savings deposits balance is due to significant reductions in the balances of two deposit customers at two of Heartland's subsidiary banks, which represent $136.0 million of the decrease since December 31, 2016. Time deposits increased $12.9 million or 2% since year end. Time deposits include brokered CDs, which increased $20.2 million since year-end 2016. Time deposits acquired with the Founders Bancorp transaction totaled $23.8 million. Excluding the effect of these items, time deposits decreased $31.2 million since December 31, 2016. This trend of reduced time deposits is partially a result of management's focus on building its demand and savings deposit customer base. Heartland does not plan to offer highly competitive interest rates on time deposits, except to customers with which it has other banking relationships. The increase in brokered deposits during the second quarter of 2017 was to provide liquidity at one subsidiary bank that experienced a decline in savings deposits as mentioned previously.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2017, and December 31, 2016, in thousands:

	June 30, 2017	December 31, 2016
Securities sold under agreement to repurchase	$105,568	$229,555
Federal funds purchased	2,700	40,200
Advances from the FHLB	25,000	30,367
Other short-term borrowings	5,862	6,337
Total	$139,130	$306,459

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $139.1 million at June 30, 2017, compared to $306.5 million at year-end 2016, a decrease of $167.3 million or 55%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $105.6 million at June 30, 2017, compared to $229.6 million at December 31, 2016, a decrease of $124.0 million or 54%. In addition to seasonal fluctuations, these balances declined as a result of Heartland's focus on reducing the volume of retail repurchase agreement activity so that the securities pledged under these repurchase agreements would be unencumbered. The treasury management teams at the Heartland bank subsidiaries introduced other value-added cash management tools and loss prevention services to these customers to further enhance their cash management alternatives.

Short-term FHLB advances of $25.0 million were included in short-term borrowings at June 30, 2017, in comparison with $30.4 million at December 31, 2016.

Also included in short-term borrowings is a $25.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. The borrowing capacity on this revolving credit line was increased from $20.0 million to $25.0 million on June 14, 2017. No balance was outstanding on this line at both June 30, 2017, and December 31, 2016.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Advances from the FHLB	$6,840	$6,975
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	115,410	115,232
Senior notes	11,000	16,000
Note payable to unaffiliated bank	35,667	37,667
Contracts payable for purchase of real estate and other assets	1,969	2,339
Subordinated notes	73,929	73,857
Other borrowings	6,281	6,464
Total	$281,096	$288,534

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt, and obligations under trust preferred capital securities. As of June 30, 2017, the amount of other borrowings was $281.1 million, a decrease of $7.4 million or 3% since year-end 2016.

Long-term FHLB borrowings with an original term of more than one year totaled $6.8 million at June 30, 2017, compared to $7.0 million at December 31, 2016. Total long-term FHLB borrowings at June 30, 2017, had an average rate of 3.27% and an average maturity of 43 months.

Heartland's structured wholesale repurchase agreements totaled $30.0 million at both June 30, 2017, and December 31, 2016. These wholesale repurchase agreements mature in 2018.

Heartland had senior notes totaling $11.0 million outstanding at June 30, 2017, and $16.0 million outstanding at December 31, 2016.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $75.0 million. At June 30, 2017, $35.7 million was outstanding on this non-revolving credit line compared to $37.7 million outstanding at December 31, 2016. The balance of the $35.7 million note is due in April 2021. At June 30, 2017, Heartland had $39.3 million available on this non-revolving credit facility, of which no balance was drawn. Any balance on this non-revolving credit facility is due in June 2018.

Subordinated notes totaling $73.9 million were outstanding at both June 30, 2017, and December 31, 2016. During the first quarter of 2017, $167,000 of the subordinated convertible notes were converted into 6,128 shares of Heartland common stock.

A schedule of Heartland's trust preferred securities outstanding as of June 30, 2017, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/17(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	4.02%(2)	03/17/2034	09/17/2017
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.49%(3)	04/07/2036	10/07/2017
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	2.73%(4)	09/15/2037	09/15/2017
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.68%(5)	09/01/2037	09/01/2017
Morrill Statutory Trust I	8,853	12/19/2002	3.25% over LIBOR	4.55%(6)	12/26/2032	09/26/2017
Morrill Statutory Trust II	8,475	12/17/2003	2.85% over LIBOR	4.12%(7)	12/17/2033	09/17/2017
Sheboygan Statutory Trust I	6,309	9/17/2003	2.95% over LIBOR	4.22%	09/17/2033	09/17/2017
CBNM Capital Trust I	4,284	9/10/2004	3.25% over LIBOR	4.50%	12/15/2034	09/15/2017
	$115,552

(1) Effective weighted average interest rate as of June 30, 2017, was 4.34% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of June 30, 2017, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of June 30, 2017, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of June 30, 2017, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of June 30, 2017, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of June 30, 2017, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of June 30, 2017, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

During 2015, Heartland entered into two additional forward starting interest rate swaps. The first forward starting interest rate swap transaction relates to Heartland's $20.0 million Statutory Trust VI, which converted from a fixed interest rate subordinated debenture to a variable interest rate subordinated debenture on June 15, 2017. Heartland Statutory Trust VI will effectively remain at a fixed interest rate until the swap expires on June 15, 2024. The second forward starting interest rate swap was effective on March 1, 2017, and replaced the current interest rate swap related to Heartland Statutory Trust VII that expired on March 1, 2017.

CAPITAL REQUIREMENTS

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords ("Basel III") regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and substantially amended the regulatory risk-based capital rules applicable to Heartland. Under Basel III, Heartland must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2017 is 1.25%.
The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands:

CAPITAL RATIOS	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Risk-Based Capital Ratio
Tier 1 capital	$797,920	12.73%	$756,056	11.93%
Tier 1 capital minimum requirement	376,068	6.00%	380,148	6.00%
Excess	$421,852	6.73%	$375,908	5.93%

Common Equity Tier 1 capital	$681,571	10.87%	$639,467	10.09%
Common Equity Tier 1 minimum requirement	282,051	4.50%	285,111	4.50%
Excess	$399,520	6.37%	$354,356	5.59%

Total capital	$927,355	14.80%	$887,607	14.01%
Total capital minimum requirement	501,424	8.00%	506,865	8.00%
Excess	$425,931	6.80%	$380,742	6.01%
Total risk-weighted assets	$6,267,795		$6,335,807

Leverage Ratio
Tier 1 capital	$797,920	9.75%	$756,056	9.28%
Tier 1 capital minimum requirement	327,336	4.00%	325,894	4.00%
Excess	$470,584	5.75%	$430,162	5.28%
Average adjusted assets (less goodwill and other intangible assets)	$8,183,396		$8,147,357

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

On July 7, 2017, Heartland completed the acquisition of Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary. The aggregate consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock.

Common stockholders' equity was $805.0 million at June 30, 2017, compared to $739.6 million at December 31, 2016. Book value per common share was $30.15 at June 30, 2017, compared to $28.31 at year-end 2016. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized losses on securities available for sale, net of applicable taxes, of $23.3 million at June 30, 2017, compared to unrealized losses of $30.2 million at December 31, 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2017, and December 31, 2016, commitments to extend credit aggregated $1.64 billion and $1.57 billion, respectively. Standby letters of credit aggregated $46.2 million at June 30, 2017 and $46.1 million at December 31, 2016.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016. Except for the commitments with respect to the Citywide Banks of Colorado, Inc. acquisition described below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On July 7, 2017, Heartland acquired Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary. The combined entity operates as Citywide Banks. The aggregate consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. The combined entity operates as Citywide Banks. As of June 30, 2017, Citywide Banks had total assets of $1.38 billion, including $1.00 billion in net loans outstanding, and $1.20 billion of deposits. The systems conversion for this transaction is scheduled to be completed in the fourth quarter of 2017.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. On June 14, 2017, Heartland's revolving credit agreement with an unaffiliated bank was increased to $25.0 million from $20.0 million of maximum borrowing capacity. At June 30, 2017, no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At June 30, 2017, $39.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of June 30, 2017.

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

Operating activities provided cash of $71.9 million during the first six months of 2017 compared to cash provided of $51.5 million during the first six months of 2016. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which provided cash of $12.4 million during the first six months of 2017 compared to the use of $7.8 million in cash during the first six months of 2016.

Investing activities provided cash of $230.4 million during the first six months of 2017 compared to providing cash of $223.9 million during the first six months of 2016. The proceeds from sales, paydowns and maturities of securities available for sale and held to maturity were $730.2 million during the first six months of 2017 compared to $712.9 million during the first six months of 2016. Cash used for the purchase of securities totaled $666.6 million during the first six months of 2017 compared to $594.1 million during the first six months of 2016. A net change in loans provided cash of $113.4 million during the first six months of 2017 compared to providing cash of $98.2 million during the first six months of 2016. Also contributing to cash provided by investing activities was net cash and cash equivalents received in acquisitions, which totaled $33.7 million during the first six months of 2017 compared to $8.1 million during the first six months of 2016.

Financing activities used cash of $279.2 million during the first six months of 2017 compared to using cash of $304.2 million during the first six months of 2016. A net increase in demand deposits provided cash of $59.0 million during the first six months of 2017 compared to providing cash of $71.5 million during the first six months of 2016. The net decrease in savings deposits used cash of $146.8 million and $10.0 million for the six months ended June 30, 2017, and 2016, respectively. A net decrease in time deposits used cash of $10.9 million during the first six months of 2017 compared to using cash of $277.9 million during the first six months of 2016. Short-term borrowings activity, including short-term FHLB activity, used cash of $167.3 million during the first six months of 2017 compared to using cash of $26.0 million during the first six months of 2016. Other borrowing activity used cash of $7.5 million during the first six months of 2017 compared to providing cash of $25.5 million during the first six months of 2016. Included in the use of cash during the first six months of 2016 was cash of $81.7 million used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund program.

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

Heartland's revolving credit agreement with an unaffiliated bank provides a maximum borrowing capacity of $25.0 million, of which no balance had been drawn at June 30, 2017. Heartland also has a non-revolving credit line with the same unaffiliated bank, which had $39.3 million of borrowing capacity at June 30, 2017, of which no balance had been drawn.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first six months of 2017.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2017, and June 30, 2016, provided the following results, in thousands:

	2017		2016
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$289,377	(3.28)%	$281,651	(2.76)%
Base	$299,196		$289,650
Up 200 Basis Points	$300,077	0.29%	$286,207	(1.19)%
Year 2
Down 100 Basis Points	$274,065	(8.40)%	$268,616	(7.26)%
Base	$300,821	0.54%	$290,353	0.24%
Up 200 Basis Points	$318,483	6.45%	$296,350	2.31%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both June 30, 2017, and December 31, 2016, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended June 30, 2017, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the six months ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2	(2)	Revolving Credit Line Promissory Note dated June 14, 2017, between Heartland Financial USA, Inc. and Bankers Trust Company
10.3	(2)	Promissory Note dated June 14, 2017 between Heartland Financial USA, Inc. and Bankers Trust Company
31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

______________
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

Dated: August 4, 2017