Form 10-Q
period 2017-09-30
HEARTLAND FINANCIAL USA INC
filed 2017-11-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 6, 2017, the Registrant had outstanding 29,949,070 shares of common stock, $1.00 par value per share.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Cash and due from banks	$180,751	$151,290
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	70,985	7,434
Cash and cash equivalents	251,736	158,724
Time deposits in other financial institutions	19,793	2,105
Securities:
Available for sale, at fair value (cost of $2,124,232 at September 30, 2017, and $1,893,947 at December 31, 2016)	2,093,385	1,845,864
Held to maturity, at cost (fair value of $270,386 at September 30, 2017, and $274,799 at December 31, 2016)	256,355	263,662
Other investments, at cost	23,176	21,560
Loans held for sale	35,795	61,261
Loans receivable:
Held to maturity	6,373,415	5,351,719
Allowance for loan losses	(54,885)	(54,324)
Loans receivable, net	6,318,530	5,297,395
Premises, furniture and equipment, net	174,533	163,614
Premises, furniture and equipment held for sale	4,428	414
Other real estate, net	13,226	9,744
Goodwill	236,615	127,699
Core deposit intangibles and customer relationship intangibles, net	37,028	22,775
Servicing rights, net	26,599	35,778
Cash surrender value on life insurance	142,073	112,615
Other assets	122,355	123,869
TOTAL ASSETS	$9,755,627	$8,247,079
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,009,940	$2,202,036
Savings	4,227,340	3,788,089
Time	994,604	857,286
Total deposits	8,231,884	6,847,411
Short-term borrowings	171,871	306,459
Other borrowings	301,473	288,534
Accrued expenses and other liabilities	68,715	63,759
TOTAL LIABILITIES	8,773,943	7,506,163
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both September 30, 2017, and December 31, 2016)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both September 30, 2017, and December 31, 2016)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2017, and December 31, 2016, none issued or outstanding at both September 30, 2017, and December 31, 2016)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both September 30, 2017, and December 31, 2016; 745 shares issued and outstanding at September 30, 2017, and 1,078 shares issued and outstanding at December 31, 2016)	938	1,357
Common stock (par value $1 per share; 40,000,000 shares authorized at September 30, 2017, and 30,000,000 shares authorized at December 31, 2016; issued 29,946,069 shares at September 30, 2017, and 26,119,929 shares at December 31, 2016)	29,946	26,120
Capital surplus	503,262	328,376
Retained earnings	468,556	416,109
Accumulated other comprehensive loss	(21,018)	(31,046)
Treasury stock at cost (0 shares at both September 30, 2017, and December 31, 2016)	—	—
TOTAL STOCKHOLDERS' EQUITY	981,684	740,916
TOTAL LIABILITIES AND EQUITY	$9,755,627	$8,247,079

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$82,906	$70,046	$217,898	$208,280
Interest on securities:
Taxable	10,394	7,917	27,246	24,604
Nontaxable	5,086	3,717	15,297	10,793
Interest on federal funds sold	34	1	37	12
Interest on interest bearing deposits in other financial institutions	558	6	1,112	13
TOTAL INTEREST INCOME	98,978	81,687	261,590	243,702
INTEREST EXPENSE:
Interest on deposits	5,073	4,001	12,966	12,195
Interest on short-term borrowings	271	235	498	1,083
Interest on other borrowings (includes $308 and $492 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2017 and 2016, respectively, and $1,005 and $1,463 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016, respectively)	3,790	3,770	10,674	10,918
TOTAL INTEREST EXPENSE	9,134	8,006	24,138	24,196
NET INTEREST INCOME	89,844	73,681	237,452	219,506
Provision for loan losses	5,705	5,328	10,235	9,513
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	84,139	68,353	227,217	209,993
NONINTEREST INCOME:
Service charges and fees	10,138	8,278	29,291	23,462
Loan servicing income	1,161	873	4,236	3,433
Trust fees	3,872	3,689	11,482	11,127
Brokerage and insurance commissions	950	1,006	2,962	2,914
Securities gains, net (includes $1,679 and $1,586 of net security gains reclassified from accumulated other comprehensive income for the three months ended September 30, 2017 and 2016, respectively, $5,553 and $9,964 of net security gains reclassified from accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016, respectively)	1,679	1,584	5,553	9,732
Net gains on sale of loans held for sale	4,997	11,459	17,961	33,794
Valuation allowance on commercial servicing rights	5	5	29	(41)
Income on bank owned life insurance	766	620	2,039	1,733
Other noninterest income	1,409	1,028	2,941	2,992
TOTAL NONINTEREST INCOME	24,977	28,542	76,494	89,146
NONINTEREST EXPENSES:
Salaries and employee benefits	45,225	40,733	128,118	124,432
Occupancy	6,223	5,099	16,352	15,322
Furniture and equipment	2,826	2,746	7,913	7,301
Professional fees	8,450	5,985	24,342	20,481
FDIC insurance assessments	894	1,180	2,610	3,468
Advertising	1,358	1,339	5,141	4,174
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,291	4,252	4,483
Other real estate and loan collection expenses	581	640	1,774	1,871
Loss on sales/valuations of assets, net	1,342	794	1,642	1,064
Other noninterest expenses	9,997	8,620	27,653	27,160
TOTAL NONINTEREST EXPENSES	78,759	68,427	219,797	209,756
INCOME BEFORE INCOME TAXES	30,357	28,468	83,914	89,383
Income taxes (includes $511 and $408 of income tax expense reclassified from accumulated other comprehensive income for the three months ended September 30, 2017 and 2016, respectively, $1,696 and $3,171 of income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016, respectively)	8,725	8,260	22,314	28,196
NET INCOME	21,632	20,208	61,600	61,187
Preferred dividends	(13)	(53)	(45)	(273)
Interest expense on convertible preferred debt	3	17	12	48
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$21,622	$20,172	$61,567	$60,962
EARNINGS PER COMMON SHARE - BASIC	$0.73	$0.82	$2.23	$2.51
EARNINGS PER COMMON SHARE - DILUTED	$0.72	$0.81	$2.21	$2.48
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.11	$0.10	$0.33	$0.30

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$21,632	$20,208	$61,600	$61,187
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	6,940	(5,696)	22,002	18,274
Reclassification adjustment for net gains realized in net income	(1,679)	(1,586)	(5,553)	(9,964)
Net change in non-credit related other than temporary impairment	—	—	—	7
Income taxes	(2,084)	2,871	(6,433)	(3,364)
Other comprehensive income (loss) on securities	3,177	(4,411)	10,016	4,953
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	17	844	(656)	(4,623)
Reclassification adjustment for net losses on derivatives realized in net income	308	492	1,005	1,463
Income taxes	(123)	(517)	(337)	1,155
Other comprehensive income (loss) on cash flow hedges	202	819	12	(2,005)
Other comprehensive income (loss)	3,379	(3,592)	10,028	2,948
TOTAL COMPREHENSIVE INCOME	$25,011	$16,616	$71,628	$64,135

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,600	$61,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,738	22,975
Provision for loan losses	10,235	9,513
Net amortization of premium on securities	20,186	24,093
Securities gains, net	(5,553)	(9,732)
Stock based compensation	3,588	3,073
Loans originated for sale	(548,768)	(863,354)
Proceeds on sales of loans held for sale	586,202	883,758
Net gains on sale of loans held for sale	(11,968)	(23,938)
Decrease in accrued interest receivable	(1,449)	(1,054)
(Increase) decrease in prepaid expenses	838	(128)
Increase in accrued interest payable	1,104	332
Capitalization of servicing rights	(5,993)	(9,856)
Valuation allowance on commercial servicing rights	(29)	41
Write downs and losses on sales of assets, net	1,642	1,064
Net excess tax benefit from stock based compensation	1,121	1,121
Other, net	(5,637)	(2,419)
NET CASH PROVIDED BY OPERATING ACTIVITIES	129,857	96,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	1,127,091	768,617
Proceeds from the sale of securities held to maturity	—	4,557
Proceeds from the sale of other investments	—	4,722
Proceeds from the redemption of time deposits in other financial institutions	12,171	—
Proceeds from the maturity of and principal paydowns on securities available for sale	161,827	130,549
Proceeds from the maturity of and principal paydowns on securities held to maturity	6,645	8,271
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	24,931	250
Proceeds from the maturity of and principal paydowns on other investments	2,574	—
Purchase of securities available for sale	(1,299,492)	(888,903)
Purchase of other investments	(1,012)	(1,875)
Net decrease in loans	45,139	138,725
Purchase of bank owned life insurance policies	(2,000)	—
Proceeds from bank owned life insurance policies	—	111
Proceeds from sale of mortgage servicing rights	5,137	—
Capital expenditures	(6,876)	(8,318)
Net cash and cash equivalents received in acquisitions	71,089	8,084
Proceeds from the sale of equipment	1,845	686
Proceeds on sale of OREO and other repossessed assets	7,578	3,266
NET CASH PROVIDED BY INVESTING ACTIVITIES	$156,647	$168,742

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$181,206	$160,313
Net increase (decrease) in savings deposits	(179,721)	51,530
Net decrease in time deposit accounts	(8,582)	(353,084)
Proceeds on short-term revolving credit line	20,000	—
Repayments on short-term revolving credit line	(15,000)	—
Net decrease in short-term borrowings	(168,667)	(101,409)
Proceeds from short term FHLB advances	186,039	243,100
Repayments of short term FHLB advances	(191,405)	(257,250)
Proceeds from other borrowings	—	40,000
Repayments of other borrowings	(8,573)	(15,562)
Redemption of preferred stock	—	(81,698)
Purchase of treasury stock	(440)	(2,293)
Proceeds from issuance of common stock	804	1,863
Dividends paid	(9,153)	(7,638)
NET CASH USED BY FINANCING ACTIVITIES	(193,492)	(322,128)
Net increase (decrease) in cash and cash equivalents	93,012	(56,710)
Cash and cash equivalents at beginning of year	158,724	258,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,736	$202,089
Supplemental disclosures:
Cash paid for income/franchise taxes	$10,775	$16,550
Cash paid for interest	$23,034	$23,864
Loans transferred to OREO	$4,955	$1,359
Purchases of securities available for sale, accrued, not settled	$2,063	$—
Sales of securities available for sale, accrued, not settled	$125	$250
Conversion of convertible debt to common stock	$558	$—
Conversion of Series D preferred stock to common stock	$419	$—
Stock consideration granted for acquisitions	$175,196	$57,433

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income				61,187	2,948		64,135
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $35.00 per share				(105)			(105)
Common, $0.30 per share				(7,365)			(7,365)
Redemption of Series C Preferred Stock	(81,698)						(81,698)
Issuance of Series D Preferred Stock	3,777						3,777
Redemption of Series D Preferred Stock	(2,420)						(2,420)
Purchase of 49,785 shares of common stock						(2,293)	(2,293)
Issuance of 2,295,472 shares of common stock		2,247	59,807			2,225	64,279
Stock based compensation			3,073				3,073
Balance at September 30, 2016	$1,357	$24,683	$279,316	$402,179	$(3,079)	$(68)	$704,388
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income				61,600	10,028		71,628
Cash dividends declared:
Series D Preferred, $52.50 per share				(45)			(45)
Common, $0.33 per share				(9,108)			(9,108)
Conversion of Series D preferred stock	(419)						(419)
Purchase of 9,392 shares of common stock						(440)	(440)
Issuance of 3,835,532 shares of common stock		3,826	171,298			440	175,564
Stock based compensation			3,588				3,588
Balance at September 30, 2017	$938	$29,946	$503,262	$468,556	$(21,018)	$—	$981,684

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2017, are not necessarily indicative of the results expected for the year ending December 31, 2017.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2017 and 2016, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2017	2016
Net income	$21,632	$20,208
Preferred dividends and discount	(13)	(53)
Interest expense on convertible preferred debt	3	17
Net income available to common stockholders	$21,622	$20,172
Weighted average common shares outstanding for basic earnings per share	29,648	24,601
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	262	322
Weighted average common shares for diluted earnings per share	29,910	24,923
Earnings per common share — basic	$0.73	$0.82
Earnings per common share — diluted	$0.72	$0.81
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2017	2016
Net income	$61,600	$61,187
Preferred dividends	(45)	(273)
Interest expense on convertible preferred debt	12	48
Net income available to common stockholders	$61,567	$60,962
Weighted average common shares outstanding for basic earnings per share	27,569	24,262
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	265	319
Weighted average common shares for diluted earnings per share	27,834	24,581
Earnings per common share — basic	$2.23	$2.51
Earnings per common share — diluted	$2.21	$2.48
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of September 30, 2017, 499,656 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes model. Forfeitures are accounted for as they occur.

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $1.1 million during the nine months ended September 30, 2017. Prior to the adoption of ASU 2016-09 on January 1, 2017, $1.1 million of tax benefit related to the exercise, vesting and forfeiture of equity based awards was reflected in additional paid-in-capital during the nine months ended September 30, 2016.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2017, the Compensation Committee granted time-based RSUs with respect to 55,665 shares of common stock, and in the first quarter of 2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock on a specified future date in three equal installments starting in the year following the initial grant. The time-based RSUs will be settled in common stock upon vesting, and will not be entitled to dividends until vested. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted performance-based RSUs with respect to 27,570 shares of common stock in the first quarter of 2017, and 35,516 shares of common stock in the first quarter of 2016. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2017, and December 31, 2016, respectively, and then fully vest on a specified date in the third calendar year following the year of the initial grant. The performance-based RSUs vest to the extent that they are earned upon death or disability, upon a change in control or upon a "qualified retirement."

The Compensation Committee also granted three-year performance-based RSUs with respect to 9,032 shares of common stock in the first quarter of 2017, and 11,408 shares of common stock in the first quarter of 2016. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2019, and December 31, 2018, respectively. These performance-based RSUs or a portion thereof may vest in 2020 and 2019, respectively, after measurement of performance in relation to the performance targets.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2017, and September 30, 2016, 16,804 and 24,153 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of September 30, 2017 and 2016, and changes during the nine months ended September 30, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	346,817	$27.61	353,195	$25.53
Granted	109,071	47.21	143,721	29.75
Vested	(136,428)	26.66	(117,898)	23.44
Forfeited	(12,923)	31.57	(11,547)	27.12
Outstanding at September 30	306,537	$34.72	367,471	$27.60

Total compensation costs recorded for RSUs were $3.6 million and $3.1 million for the nine-month periods ended September 30, 2017 and 2016. As of September 30, 2017, there were $4.3 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2020.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first nine months of 2017 and 2016. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of September 30, 2017 and 2016, and changes during the nine months ended September 30, 2017 and 2016, follows:

	2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	26,400	$18.60	125,950	$24.08
Granted	—	—	—	—
Exercised	(13,650)	18.60	(55,250)	24.82
Forfeited	(500)	18.60	(1,500)	21.10
Outstanding at September 30	12,250	$18.60	69,200	$23.55
Options exercisable at September 30	12,250	$18.60	69,200	$23.55

At September 30, 2017, the vested options totaled 12,250 shares with a weighted average exercise price of $18.60 per share and a weighted average remaining contractual life of 0.32 years. The intrinsic value (the difference between the market price and the aggregate exercise price) for the vested options as of September 30, 2017, was $377,000. The intrinsic value for the total of all options exercised during the nine months ended September 30, 2017, was $379,000.

The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the option is granted or, if greater, the par value of a share of stock. Each option granted is exercisable in full at any time or from time to time, subject to vesting provisions, as determined by the Compensation Committee and as provided in the option agreement, but such time may not exceed ten years from the grant date. Cash received from options exercised was $254,000 for the nine months ended September 30, 2017, and $1.4 million for the nine months ended September 30, 2016.

No compensation costs were recorded for options during the nine month periods ended September 30, 2017 and 2016. There are no unrecorded compensation costs related to options at September 30, 2017. No stock options vested during the nine-month periods ended September 30, 2017 and 2016.

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland continues to evaluate noninterest income contracts affected by the new guidance by analyzing contracts and current accounting practices to determine if a change is appropriate. The amendment is largely consistent with existing guidance and current practices. Heartland intends to adopt the accounting standard in 2018, as required, which may require a change in the recognition of certain recurring revenue streams within trust and investment management fees; however, Heartland's preliminary analysis suggests the adoption of these amendments are not expected to have a significant effect on Heartland's results of operations, financial position and liquidity other than expanded disclosure requirements.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was permitted for any interim or annual period prior to the effective date. Heartland adopted this ASU on January 1, 2017, as required, using a prospective transition method. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying the guidance reduced reported income tax expense by $1.1 million.

ASU 2016-09 also requires that all income tax related cash flows resulting from share-based payments be reported as an operating activity in the consolidated statements of cash flows. Previously income tax benefits resulting from the settlement of a share-based award were reported as a reduction of operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the period in which the share-based awards vested. Heartland elected to adopt the change in cash flow classification on a retrospective basis, which resulted in a $1.1 million increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2016. Heartland has elected to account for forfeitures as they occur.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other Than Inventory." The amendment requires an entity to recognize income tax consequences on an intra-entity transfer of an asset other than inventory at the time the transaction occurs. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments must be applied using a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Heartland intends to adopt this ASU in 2018, as required, and the adoption of this amendment is not expected to have a significant effect on Heartland's results of operations, financial position and liquidity.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met; (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied prospectively to an award modified on or after the adoption date. Heartland intends to adopt this ASU in 2018, as required, and does not believe there will be a material impact to its results of operations, financial position, and liquidity because Heartland has not typically modified share-based payment awards after the original award has been granted.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Heartland currently intends to adopt this ASU in 2019, as required, and does not believe there will be a material impact to its results of operations, financial position, and liquidity.

NOTE 2: ACQUISITIONS

Citywide Banks of Colorado, Inc.
On July 7, 2017, Heartland acquired Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. The transaction consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary, and the combined entity operates as Citywide Banks. The transaction included, at fair value, total assets of $1.49 billion, including $985.4 million of net loans outstanding, and $1.21 billion of deposits on the acquisition date. Included in this transaction was one bank building with a fair value of $1.4 million that Heartland intends to sell and is classified as premises, furniture and equipment held for sale on the consolidated balance sheet. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Citywide Banks of Colorado, Inc.

The assets and liabilities of Citywide Banks of Colorado, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of July 7, 2017:

As of July 7, 2017
Fair value of consideration paid:
Common stock (3,216,161 shares)	$152,607
Cash	58,636
Total consideration paid	211,243
Fair value of assets acquired:
Cash and due from banks	21,341
Interest bearing deposits in other financial institutions	74,686
Time deposits in other financial institutions	6,304
Securities:
Securities available for sale	234,390
Other securities	2,628
Loans held to maturity	985,399
Premises, furniture and equipment, net	17,206
Premises, furniture and equipment held for sale	1,350
Other real estate, net	6,916
Other intangible assets, net	16,041
Other assets	32,278
Total assets	1,398,539
Fair value of liabilities assumed:
Deposits	1,210,074
Short term borrowings	34,445
Other borrowings	21,636
Other liabilities	16,295
Total liabilities assumed	1,282,450
Fair value of net assets acquired	116,089
Goodwill resulting from acquisition	$95,154

Heartland recognized $95.2 million of goodwill in conjunction with the acquisition of Citywide Banks of Colorado, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information represents the results of operations for the nine-month periods ended September 30, 2017, and 2016, as if the Citywide Banks of Colorado, Inc. acquisition occurred on January 1, 2017, and January 1, 2016, respectively:

(Dollars in thousands, except per share data), unaudited	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Net interest income	$264,485	$256,579
Net income available to common stockholders	$61,940	$68,857
Basic earnings per share	$2.08	$2.51
Diluted earnings per share	$2.06	$2.48

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2016, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition or adjustments for $10.1 million of transaction costs recorded by Citywide Banks of Colorado Inc. prior to the acquisition. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $3.8 million of pre-tax merger related expenses in the nine months ended September 30, 2017, associated with the Citywide Banks of Colorado, Inc. acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees, loss on sales/valuations of assets, net and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans on the acquisition date was $1.1 million.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
U.S. government corporations and agencies	$7,435	$14	$(34)	$7,415
Mortgage-backed securities	1,593,677	4,656	(32,933)	1,565,400
Obligations of states and political subdivisions	506,867	4,307	(7,200)	503,974
Total debt securities	2,107,979	8,977	(40,167)	2,076,789
Equity securities	16,253	343	—	16,596
Total	$2,124,232	$9,320	$(40,167)	$2,093,385
December 31, 2016
U.S. government corporations and agencies	$4,716	$16	$(32)	$4,700
Mortgage-backed securities	1,321,760	7,026	(38,286)	1,290,500
Obligations of states and political subdivisions	553,020	2,436	(19,312)	536,144
Total debt securities	1,879,496	9,478	(57,630)	1,831,344
Equity securities	14,451	69	—	14,520
Total	$1,893,947	$9,547	$(57,630)	$1,845,864

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Obligations of states and political subdivisions	$256,355	$14,722	$(691)	$270,386
Total	$256,355	$14,722	$(691)	$270,386
December 31, 2016
Obligations of states and political subdivisions	$263,662	$12,282	$(1,145)	$274,799
Total	$263,662	$12,282	$(1,145)	$274,799

At September 30, 2017, approximately 74% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2017, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$185	$186
Due in 1 to 5 years	40,716	41,077
Due in 5 to 10 years	93,240	91,514
Due after 10 years	380,161	378,612
Total debt securities	514,302	511,389
Mortgage-backed securities	1,593,677	1,565,400
Equity securities	16,253	16,596
Total investment securities	$2,124,232	$2,093,385

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2017, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,510	$1,533
Due in 1 to 5 years	21,157	22,090
Due in 5 to 10 years	105,030	109,119
Due after 10 years	128,658	137,644
Total investment securities	$256,355	$270,386

As of September 30, 2017, and December 31, 2016, securities with a fair value of $758.1 million and $810.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities available for sale for the three- and nine-month periods ended September 30, 2017 and 2016, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$503,083	$146,242	$1,127,091	$768,617
Gross security gains	2,088	1,763	8,585	11,416
Gross security losses	409	177	3,023	1,332

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2017, and December 31, 2016. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2016, and December 31, 2015, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. government corporations and agencies	$6,901	$(34)	$—	$—	$6,901	$(34)
Mortgage-backed securities	761,235	(11,558)	431,669	(21,375)	1,192,904	(32,933)
Obligations of states and political subdivisions	149,931	(1,820)	153,068	(5,380)	302,999	(7,200)
Total debt securities	918,067	(13,412)	584,737	(26,755)	1,502,804	(40,167)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$918,067	$(13,412)	$584,737	$(26,755)	$1,502,804	$(40,167)
December 31, 2016
U.S. government corporations and agencies	$4,185	$(32)	$—	$—	$4,185	$(32)
Mortgage-backed securities	744,202	(23,527)	272,449	(14,759)	1,016,651	(38,286)
Obligations of states and political subdivisions	414,151	(19,309)	251	(3)	414,402	(19,312)
Total debt securities	1,162,538	(42,868)	272,700	(14,762)	1,435,238	(57,630)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,162,538	$(42,868)	$272,700	$(14,762)	$1,435,238	$(57,630)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Obligations of states and political subdivisions	$6,278	$(43)	$8,894	$(648)	$15,172	$(691)
Total temporarily impaired securities	$6,278	$(43)	$8,894	$(648)	$15,172	$(691)
December 31, 2016
Obligations of states and political subdivisions	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)
Total temporarily impaired securities	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)

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

There were no available for sale or held to maturity securities with OTTI write-downs held as of or for the nine-month period ended September 30, 2017. There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI writedowns for the nine-month period ended September 30, 2016. Additionally, there were no gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the nine-month period ended September 30, 2016.

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

Included in other securities at September 30, 2017, and December 31, 2016, were shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.0 million and $14.4 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2017, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of September 30, 2017, and December 31, 2016, were as follows, in thousands:

	September 30, 2017	December 31, 2016
Loans receivable held to maturity:
Commercial	$1,613,903	$1,287,265
Commercial real estate	3,163,953	2,538,582
Agricultural and agricultural real estate	511,764	489,318
Residential real estate	635,611	617,924
Consumer	450,088	420,613
Gross loans receivable held to maturity	6,375,319	5,353,702
Unearned discount	(605)	(699)
Deferred loan fees	(1,299)	(1,284)
Total net loans receivable held to maturity	6,373,415	5,351,719
Allowance for loan losses	(54,885)	(54,324)
Loans receivable, net	$6,318,530	$5,297,395

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland bank subsidiaries participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions. As of September 30, 2017, Heartland had $4.8 million of loans secured by residential real estate property that were in the process of foreclosure.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, and these loans comprise approximately 17% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at September 30, 2017, and December 31, 2016, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during 2017.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2017
Commercial	$2,166	$14,804	$16,970	$6,957	$1,606,946	$1,613,903
Commercial real estate	864	19,676	20,540	27,943	3,136,010	3,163,953
Agricultural and agricultural real estate	2,353	3,774	6,127	12,792	498,972	511,764
Residential real estate	393	1,873	2,266	29,833	605,778	635,611
Consumer	1,267	7,715	8,982	6,524	443,564	450,088
Total	$7,043	$47,842	$54,885	$84,049	$6,291,270	$6,375,319
December 31, 2016
Commercial	$1,318	$13,447	$14,765	$3,712	$1,283,553	$1,287,265
Commercial real estate	2,671	21,648	24,319	45,217	2,493,365	2,538,582
Agricultural and agricultural real estate	816	3,394	4,210	16,730	472,588	489,318
Residential real estate	497	1,766	2,263	25,726	592,198	617,924
Consumer	1,451	7,316	8,767	5,988	414,625	420,613
Total	$6,753	$47,571	$54,324	$97,373	$5,256,329	$5,353,702

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at September 30, 2017, and December 31, 2016, in thousands:

	September 30, 2017	December 31, 2016
Nonaccrual loans	$59,451	$62,591
Nonaccrual troubled debt restructured loans	4,005	1,708
Total nonaccrual loans	$63,456	$64,299
Accruing loans past due 90 days or more	$2,348	$86
Performing troubled debt restructured loans	$10,040	$10,380

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine-month periods ended September 30, 2017, and September 30, 2016, dollars in thousands:

	Three Months Ended September 30,
	2017			2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	8	1,174	1,174	5	651	651
Consumer	—	—	—	—	—	—
Total	8	$1,174	$1,174	5	$651	$651

	Nine Months Ended September 30,
	2017			2016
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	3	$131	$131	1	$100	$100
Commercial real estate	—	—	—	1	179	179
Total commercial and commercial real estate	3	131	131	2	279	279
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	22	2,977	2,977	5	651	651
Consumer	—	—	—	—	—	—
Total	25	$3,108	$3,108	7	$930	$930

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. Since the modifications of these loans have been only interest rate concessions and term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same. At September 30, 2017, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and nine-month periods ended September 30, 2017, and September 30, 2016, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Following Periods
	Three Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	5	1,221	—	—
Consumer	—	—	—	—
Total	5	$1,221	—	$—

	With Payment Defaults During the Following Periods
	Nine Months Ended September 30,
	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$95
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	95
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	8	1,480	—	—
Consumer	—	—	—	—
Total	8	$1,480	1	$95

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of September 30, 2017, Heartland had one loan relationship with a gross balance of $9.6 million included in the balance of gross loans receivable held to maturity, of which $2.2 million is classified as a loss. Included in the ASC 310-10-35 portion of the allowance as of September 30, 2017, is a $2.2 million specific reserve associated with this loan relationship. Heartland had no loans classified as doubtful as of September 30, 2017. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at September 30, 2017, and December 31, 2016, in thousands:

	Pass	Nonpass	Total
September 30, 2017
Commercial	$1,523,080	$90,823	$1,613,903
Commercial real estate	2,992,663	171,290	3,163,953
Total commercial and commercial real estate	4,515,743	262,113	4,777,856
Agricultural and agricultural real estate	445,554	66,210	511,764
Residential real estate	597,987	37,624	635,611
Consumer	437,831	12,257	450,088
Total gross loans receivable held to maturity	$5,997,115	$378,204	$6,375,319
December 31, 2016
Commercial	$1,187,557	$99,708	$1,287,265
Commercial real estate	2,379,632	158,950	2,538,582
Total commercial and commercial real estate	3,567,189	258,658	3,825,847
Agricultural and agricultural real estate	424,311	65,007	489,318
Residential real estate	584,626	33,298	617,924
Consumer	409,474	11,139	420,613
Total gross loans receivable held to maturity	$4,985,600	$368,102	$5,353,702
The nonpass category in the table above is comprised of approximately 48% special mention loans and 52% substandard loans as of September 30, 2017. The percent of nonpass loans on nonaccrual status as of September 30, 2017, was 17%. As of December 31, 2016, the nonpass category in the table above was comprised of approximately 47% special mention loans and 53% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2016, was 17%. Loans delinquent 30 to 89 days as a percent of total loans were 0.33% at September 30, 2017, compared to 0.37% at December 31, 2016. Changes in credit risk are monitored on a regular basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at September 30, 2017, and December 31, 2016, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2017
Commercial	$2,591	$133	$215	$2,939	$1,603,397	$7,567	$1,613,903
Commercial real estate	6,140	465	—	6,605	3,140,672	16,676	3,163,953
Total commercial and commercial real estate	8,731	598	215	9,544	4,744,069	24,243	4,777,856
Agricultural and agricultural real estate	315	782	1,282	2,379	496,593	12,792	511,764
Residential real estate	5,033	449	—	5,482	607,165	22,964	635,611
Consumer	3,001	1,813	851	5,665	440,966	3,457	450,088
Total gross loans receivable held to maturity	$17,080	$3,642	$2,348	$23,070	$6,288,793	$63,456	$6,375,319
December 31, 2016
Commercial	$1,127	$219	$77	$1,423	$1,281,241	$4,601	$1,287,265
Commercial real estate	886	3,929	—	4,815	2,513,069	20,698	2,538,582
Total commercial and commercial real estate	2,013	4,148	77	6,238	3,794,310	25,299	3,825,847
Agricultural and agricultural real estate	199	3,191	—	3,390	472,597	13,331	489,318
Residential real estate	4,986	846	—	5,832	590,626	21,466	617,924
Consumer	3,455	1,021	9	4,485	411,925	4,203	420,613
Total gross loans receivable held to maturity	$10,653	$9,206	$86	$19,945	$5,269,458	$64,299	$5,353,702

The majority of Heartland's impaired loans are on nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at September 30, 2017, and December 31, 2016; the outstanding loan balances recorded on the consolidated balance sheets at September 30, 2017, and December 31, 2016; any related allowance recorded for those loans as of September 30, 2017, and December 31, 2016; the average outstanding loan balances recorded on the consolidated balance sheets during the three- and nine-months ended September 30, 2017, and year ended December 31, 2016; and the interest income recognized on the impaired loans during the three- and nine-month periods ended September 30, 2017, and year ended December 31, 2016, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
September 30, 2017
Impaired loans with a related allowance:
Commercial	$3,190	$3,190	$2,166	$4,885	$—	$3,829	$1
Commercial real estate	11,272	9,416	864	10,637	—	12,106	7
Total commercial and commercial real estate	14,462	12,606	3,030	15,522	—	15,935	8
Agricultural and agricultural real estate	10,289	10,289	2,353	3,532	—	2,140	—
Residential real estate	1,640	1,640	393	1,633	—	2,197	10
Consumer	2,179	2,179	1,267	2,155	10	2,343	32
Total impaired loans with a related allowance	$28,570	$26,714	$7,043	$22,842	$10	$22,615	$50
Impaired loans without a related allowance:
Commercial	$4,887	$3,767	$—	$2,727	$—	$2,017	$112
Commercial real estate	19,132	18,527	—	18,237	201	21,750	536
Total commercial and commercial real estate	24,019	22,294	—	20,964	201	23,767	648
Agricultural and agricultural real estate	2,503	2,503	—	8,343	—	10,858	—
Residential real estate	28,197	28,193	—	27,556	112	26,006	230
Consumer	4,345	4,345	—	4,222	19	3,849	61
Total impaired loans without a related allowance	$59,064	$57,335	$—	$61,085	$332	$64,480	$939
Total impaired loans held to maturity:
Commercial	$8,077	$6,957	$2,166	$7,612	$—	$5,846	$113
Commercial real estate	30,404	27,943	864	28,874	201	33,856	543
Total commercial and commercial real estate	38,481	34,900	3,030	36,486	201	39,702	656
Agricultural and agricultural real estate	12,792	12,792	2,353	11,875	—	12,998	—
Residential real estate	29,837	29,833	393	29,189	112	28,203	240
Consumer	6,524	6,524	1,267	6,377	29	6,192	93
Total impaired loans held to maturity	$87,634	$84,049	$7,043	$83,927	$342	$87,095	$989

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2016
Impaired loans with a related allowance:
Commercial	$2,852	$2,840	$1,318	$3,136	$2
Commercial real estate	14,221	14,221	2,671	10,625	21
Total commercial and commercial real estate	17,073	17,061	3,989	13,761	23
Agricultural and agricultural real estate	2,771	2,771	816	912	21
Residential real estate	3,490	3,490	497	3,371	43
Consumer	2,644	2,644	1,451	3,082	42
Total impaired loans with a related allowance	$25,978	$25,966	$6,753	$21,126	$129
Impaired loans without a related allowance:
Commercial	$925	$872	$—	$5,329	$251
Commercial real estate	31,875	30,996	—	39,632	1,647
Total commercial and commercial real estate	32,800	31,868	—	44,961	1,898
Agricultural and agricultural real estate	13,959	13,959	—	12,722	157
Residential real estate	22,408	22,236	—	18,446	202
Consumer	3,344	3,344	—	2,659	68
Total impaired loans without a related allowance	$72,511	$71,407	$—	$78,788	$2,325
Total impaired loans held to maturity:
Commercial	$3,777	$3,712	$1,318	$8,465	$253
Commercial real estate	46,096	45,217	2,671	50,257	1,668
Total commercial and commercial real estate	49,873	48,929	3,989	58,722	1,921
Agricultural and agricultural real estate	16,730	16,730	816	13,634	178
Residential real estate	25,898	25,726	497	21,817	245
Consumer	5,988	5,988	1,451	5,741	110
Total impaired loans held to maturity	$98,489	$97,373	$6,753	$99,914	$2,454

On July 7, 2017, Heartland acquired Citywide Banks of Colorado, Inc., parent company of Citywide Banks, based in Denver, Colorado. As of July 7, 2017, Citywide Banks had gross loans of $1.00 billion, and the estimated fair value of the loans acquired was $985.4 million.

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

At September 30, 2017, and December 31, 2016, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	September 30, 2017			December 31, 2016
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$968	$270,241	$271,209	$2,198	$99,082	$101,280
Commercial real estate	2,509	1,181,333	1,183,842	2,079	622,117	624,196
Agricultural and agricultural real estate	—	1,251	1,251	—	181	181
Residential real estate	211	184,167	184,378	186	157,468	157,654
Consumer loans	—	62,491	62,491	—	47,368	47,368
Total loans	$3,688	$1,699,483	$1,703,171	$4,463	$926,216	$930,679

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$101	$168	$182	$557
Original yield discount, net, at date of acquisitions	—	—	—	19
Accretion	(700)	(379)	(1,074)	(845)
Reclassification from nonaccretable difference(1)	654	331	947	389
Balance at period end	$55	$120	$55	$120

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $22.2 million, and the estimated fair value of these loans was $13.1 million. At September 30, 2017, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At September 30, 2017, and December 31, 2016, there was an allowance for loan losses of $132,000 and $588,000, respectively, related to these ASC 310-30 loans. Provision expense of $4,000 and $126,000 was recorded for the three-month periods ended September 30, 2017, and 2016, respectively. Provision expense of $5,000 and $517,000 was recorded for the nine-month periods ended September 30, 2017, and 2016, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $2.66 billion, and the estimated fair value of the loans was $2.59 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at June 30, 2017	$17,168	$21,861	$3,832	$2,263	$8,927	$54,051
Charge-offs	(1,954)	(1,913)	—	(142)	(1,750)	(5,759)
Recoveries	347	46	14	63	418	888
Provision	1,409	546	2,281	82	1,387	5,705
Balance at September 30, 2017	$16,970	$20,540	$6,127	$2,266	$8,982	$54,885

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(3,310)	(2,522)	(888)	(541)	(4,982)	(12,243)
Recoveries	635	860	17	70	987	2,569
Provision	4,880	(2,117)	2,788	474	4,210	10,235
Balance at September 30, 2017	$16,970	$20,540	$6,127	$2,266	$8,982	$54,885

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at June 30, 2016	$15,525	$22,968	$4,100	$2,065	$7,098	$51,756
Charge-offs	(240)	(814)	—	(106)	(2,123)	(3,283)
Recoveries	119	467	2	1	263	852
Provision	1,487	1,060	904	22	1,855	5,328
Balance at September 30, 2016	$16,891	$23,681	$5,006	$1,982	$7,093	$54,653

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(587)	(2,229)	—	(248)	(4,775)	(7,839)
Recoveries	438	3,056	9	25	766	4,294
Provision	945	3,322	1,110	271	3,865	9,513
Balance at September 30, 2016	$16,891	$23,681	$5,006	$1,982	$7,093	$54,653

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $236.6 million at September 30, 2017, and $127.7 million at December 31, 2016. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $95.2 million of goodwill and $16.0 million of core deposit intangibles in connection with the acquisition of Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado on July 7, 2017.

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

The core deposit intangibles recorded with the Citywide Banks of Colorado, Inc., Founders Bancorp, and CIC Bancshares, Inc. acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Citywide Banks of Colorado, Inc., Founders Bancorp, and CIC Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at September 30, 2017, and December 31, 2016, are presented in the table below, in thousands:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,008	$25,271	$36,737	$43,504	$21,049	$22,455
Customer relationship intangibles	1,177	886	291	1,177	857	320
Mortgage servicing rights	41,903	18,161	23,742	50,467	18,379	32,088
Commercial servicing rights	6,719	3,862	2,857	6,504	2,814	3,690
Total	$111,807	$48,180	$63,627	$101,652	$43,099	$58,553

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Three months ending December 31, 2017	$1,815	$10	$2,463	$184	$4,472
Year ending December 31,
2018	6,712	39	5,319	701	12,771
2019	5,915	38	4,560	566	11,079
2020	5,191	37	3,800	442	9,470
2021	4,425	35	3,040	380	7,880
2022	3,391	34	2,280	307	6,012
Thereafter	9,288	98	2,280	277	11,943
Total	$36,737	$291	$23,742	$2,857	$63,627

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2017. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $3.56 billion and $4.31 billion as of September 30, 2017, and December 31, 2016, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $24.3 million and $21.4 million as of September 30, 2017, and December 31, 2016, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $35.0 million at September 30, 2017, and $45.2 million at December 31, 2016.

Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Prior to the third quarter of 2017, Heartland also serviced loans for the Government National Mortgage Association ("GNMA"). The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of one of Heartland's subsidiaries.

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualifies as a sale, and $6.9 million of mortgage servicing rights have been de-recognized on the consolidated balance sheet as of September 30, 2017. Cash of approximately $5.1 million was received during the third quarter, and Heartland recorded an estimated loss on the sale of this portfolio of approximately $183,000. A receivable of approximately $1.6 million was recorded due to the timing of the servicing transfer per the terms of the sale agreement and to address indemnification claims and mortgage loan documentation deficiencies.

The fair value of mortgage servicing rights is calculated based upon either a discounted cash flow analysis or market indication. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 10.93% and 9.63% for the September 30, 2017, and December 31, 2016, valuations, respectively. The discount rate was 9.06% and 9.26% for the September 30, 2017, and December 31, 2016, valuations, respectively. The average capitalization rate for the first nine months of 2017 ranged from 91 to 150 basis points compared to the range of 88 to 135 basis points for 2016. Fees collected for the servicing of mortgage loans for others were $2.9 million and $3.1 million for the quarters ended September 30, 2017, and September 30, 2016, respectively and $9.3 million and $9.0 million for the nine months ended September 30, 2017, and September 30, 2016, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2017, and September 30, 2016:

	2017	2016
Balance at January 1,	$32,088	$30,314
Originations	5,778	9,323
Amortization	(7,184)	(7,795)
Sale of mortgage servicing rights	(6,940)	—
Balance at period end	$23,742	$31,842
Fair value of mortgage servicing rights	$35,002	$38,127
Mortgage servicing rights, net to servicing portfolio	0.67%	0.75%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $144.4 million at September 30, 2017 and $164.6 million at December 31, 2016. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $394,000 and $230,000 for the quarter ended September 30, 2017, and September 30, 2016, respectively, and $1.2 million and $685,000 for the nine months ended September 30, 2017, and September 30, 2016, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 6.66% to 7.99% as of September 30, 2017, compared to 6.96% to 7.88% as of December 31, 2016. The discount rate range was 12.52% to 14.65% for the September 30, 2017, valuations compared to 12.44% to 13.88% for the December 31, 2016, valuations. The capitalization rate for 2017 ranged from 310 to 445 basis points compared to 310 to 445 basis points for 2016. The total fair value of Heartland's commercial servicing rights was estimated at $3.5 million as of September 30, 2017, and $4.1 million as of December 31, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine months ended September 30, 2017, and September 30, 2016:

	2017	2016
Balance at January 1,	$3,690	$4,611
Purchased commercial servicing rights	—	190
Originations	215	533
Amortization	(1,077)	(1,229)
Valuation allowance on commercial servicing rights	29	(41)
Balance at period end	$2,857	$4,064
Fair value of commercial servicing rights	$3,458	$4,397
Commercial servicing rights, net to servicing portfolio	1.98%	2.38%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At September 30, 2017, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $4,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2016, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $33,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2017, and December 31, 2016:

September 30, 2017	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Citywide Banks	$12	$15	$—	$54	$61	$—
Premier Valley Bank	95	124	—	317	313	4
Wisconsin Bank & Trust	515	688	—	1,868	2,257	—
Total	$622	$827	$—	$2,239	$2,631	$4
December 31, 2016
Citywide Banks	$19	$23	$—	$107	$114	$—
Premier Valley Bank	156	180	—	359	326	33
Wisconsin Bank & Trust	833	997	—	2,249	2,487	—
Total	$1,008	$1,200	$—	$2,715	$2,927	$33

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $2.2 million of cash as collateral at both September 30, 2017, and December 31, 2016. No collateral was required to be pledged by Heartland's counterparties at both September 30, 2017, and December 31, 2016.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2017, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.0 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.2 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2017
Interest rate swap	$25,000	$(346)	Other liabilities	1.321%	2.255%	03/17/2021
Interest rate swap	—	—	Other liabilities	—%	3.220%	03/01/2017
Interest rate swap	20,000	(828)	Other liabilities	1.303%	3.355%	01/07/2020
Interest rate swap	10,000	(6)	Other liabilities	1.329%	1.674%	03/26/2019
Interest rate swap	10,000	(5)	Other liabilities	1.321%	1.658%	03/18/2019
Interest rate swap	35,667	557	Other assets	3.735%	3.674%	05/10/2021
Interest rate swap	20,000	(393)	Other liabilities	1.320%	2.390%	06/15/2024
Interest rate swap	20,000	(365)	Other liabilities	1.316%	2.352%	03/01/2024
December 31, 2016
Interest rate swap	$25,000	$(447)	Other liabilities	0.993%	2.255%	03/17/2021
Interest rate swap	20,000	(114)	Other liabilities	0.931%	3.220%	03/01/2017
Interest rate swap	20,000	(1,145)	Other liabilities	0.868%	3.355%	01/07/2020
Interest rate swap	10,000	(42)	Other liabilities	0.997%	1.674%	03/26/2019
Interest rate swap	10,000	(41)	Other liabilities	0.993%	1.658%	03/18/2019
Interest rate swap	37,667	530	Other assets	3.164%	3.674%	05/10/2021
Interest rate swap(1)	20,000	(214)	Other liabilities	—%	2.390%	06/15/2024
Interest rate swap(2)	20,000	(262)	Other Liabilities	—%	2.352%	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments were required on this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments were required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2017
Interest rate swaps	$325	Interest expense	$(308)	Other income	$—
Nine Months Ended September 30, 2017
Interest rate swaps	$349	Interest expense	$(1,005)	Other income	$—
Three Months Ended September 30, 2016
Interest rate swaps	$1,336	Interest expense	$(492)	Other income	$—
Nine Months Ended September 30, 2016
Interest rate swaps	$(3,160)	Interest expense	$(1,463)	Other income	$—

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

Heartland was required to pledge $4.5 million and $5.0 million of cash as collateral for these fair value hedges at September 30, 2017, and December 31, 2016, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at September 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2017
Fair value hedges	$35,813	$(1,537)	Other liabilities
December 31, 2016
Fair value hedges	$40,807	$(1,626)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2017
Fair value hedges	$(63)	Interest income
Nine Months Ended September 30, 2017
Fair value hedges	$89	Interest income
Three Months Ended September 30, 2016
Fair value hedges	$(225)	Interest income
Nine Months Ended September 30, 2016
Fair value hedges	$(2,335)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at September 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2017
Embedded derivatives	$14,175	$923	Other assets
December 31, 2016
Embedded derivatives	$14,549	$1,104	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2017
Embedded derivatives	$(296)	Other noninterest income
Nine Months Ended September 30, 2017
Embedded derivatives	$(181)	Other noninterest income
Three Months Ended September 30, 2016
Embedded derivatives	$(173)	Other noninterest income
Nine Months Ended September 30, 2016
Embedded derivatives	$243	Other noninterest income

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

At December 31, 2016, the remaining shares to be issued upon conversion totaled 20,481. During 2017, all of the remaining convertible subordinated debt was converted to common stock, resulting in the issuance of 20,481 shares of common stock. The embedded conversion option was reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of September 30, 2017, and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2017
Embedded conversion option	$—	$—	Other liabilities
December 31, 2016
Embedded conversion option	$558	$(422)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded conversion options for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2017
Embedded conversion option	$285	Other noninterest income
Nine Months Ended September 30, 2017
Embedded conversion option	$422	Other noninterest income
Three Months Ended September 30, 2016
Embedded conversion option	$435	Other noninterest income
Nine Months Ended September 30, 2016
Embedded conversion option	$138	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $2.0 million and $1.8 million at both September 30, 2017, and December 31, 2016, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $190,000 at September 30, 2017, and $768,000 at December 31, 2016. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the nine months ended September 30, 2017 and September 30, 2016, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at September 30, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2017
Customer interest rate swaps	$90,370	$1,906	Other assets	4.75%	3.91%
Customer interest rate swaps	90,370	(1,906)	Other liabilities	3.91%	4.75%
December 31, 2016
Customer interest rate swaps	$69,594	$1,588	Other assets	4.66%	3.47%
Customer interest rate swaps	69,594	(1,588)	Other liabilities	3.47%	4.66%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $353,000 at September 30, 2017, and $0 at December 31, 2016. Heartland's counterparties were required to pledge $29,000 and $2.9 million at September 30, 2017, and December 31, 2016, respectively, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at September 30, 2017, and December 31, 2016, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2017
Interest rate lock commitments (mortgage)	Other assets	$77,910	$2,463
Forward commitments	Other assets	75,192	237
Forward commitments	Other liabilities	91,865	(261)
Undesignated interest rate swaps	Other liabilities	14,175	(923)
December 31, 2016
Interest rate lock commitments (mortgage)	Other assets	$80,465	$2,790
Forward commitments	Other assets	142,750	2,546
Forward commitments	Other liabilities	59,276	(266)
Undesignated interest rate swaps	Other liabilities	15,564	(1,126)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended September 30, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,245)
Forward commitments	Net gains on sale of loans held for sale	72
Undesignated interest rate swaps	Other noninterest income	88
Nine Months Ended September 30, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(587)
Forward commitments	Net gains on sale of loans held for sale	(2,304)
Undesignated interest rate swaps	Other noninterest income	203
Three Months Ended September 30, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,344)
Forward commitments	Net gains on sale of loans held for sale	931
Undesignated interest rate swaps	Other noninterest income	269
Nine Months Ended September 30, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$4,464
Forward commitments	Net gains on sale of loans held for sale	(1,311)
Undesignated interest rate swaps	Other noninterest income	(101)

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. Level 3 securities consisted primarily of Z-TRANCHE mortgage-backed securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for the securities portfolio to validate the pricing from Heartland's primary pricing service.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, and December 31, 2016, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$7,415	$3,505	$3,910	$—
Mortgage-backed securities	1,565,400	—	1,565,400	—
Obligations of states and political subdivisions	503,974	—	503,974	—
Corporate debt securities	—	—	—	—
Equity securities	16,596	—	16,596	—
Derivative financial instruments(1)	3,386	—	3,386	—
Interest rate lock commitments	2,463	—	—	2,463
Forward commitments	237	—	237	—
Total assets at fair value	$2,099,471	$3,505	$2,093,503	$2,463
Liabilities
Derivative financial instruments(2)	$6,309	$—	$6,309	$—
Forward commitments	261	—	261	—
Total liabilities at fair value	$6,570	$—	$6,570	$—
December 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,700	$517	$4,183	$—
Mortgage-backed securities	1,290,500	—	1,288,276	2,224
Obligations of states and political subdivisions	536,144	—	536,144	—
Equity securities	14,520	—	14,520	—
Derivative financial instruments(1)	3,222	—	3,222	—
Interest rate lock commitments	2,790	—	—	2,790
Forward commitments	2,546	—	2,546	—
Total assets at fair value	$1,854,422	$517	$1,848,891	$5,014
Liabilities
Derivative financial instruments(2)	$7,027	$—	$7,027	$—
Forward commitments	266	—	266	—
Total liabilities at fair value	$7,293	$—	$7,293	$—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$3,556	$—	$—	$3,556	$1,119
Commercial real estate	8,718	—	—	8,718	2,043
Agricultural and agricultural real estate	7,936	—	—	7,936	—
Residential real estate	1,365	—	—	1,365	—
Consumer	912	—	—	912	—
Total collateral dependent impaired loans	$22,487	$—	$—	$22,487	$3,162
Other real estate owned	$13,226	$—	$—	$13,226	$594
Premises, furniture and equipment held for sale	$4,428	$—	$—	$4,428	$404
Commercial servicing rights	$313	$—	$—	$313	$(29)

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$1,683	$—	$—		$1,683	$41
Commercial real estate	3,026	—	—		3,026	527
Agricultural and agricultural real estate	1,955	—	—		1,955	—
Residential real estate	3,565	—	—		3,565	85
Consumer	1,193	—	—		1,193	—
Total collateral dependent impaired loans	$11,422	$—	$—	—	$11,422	$653
Other real estate owned	$9,744	$—	$—		$9,744	$1,341
Premises, furniture and equipment held for sale	$414	$—	$—		$414	$35
Commercial servicing rights	$326	$—	$—		$326	$33

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$—	Discounted cash flows	Pretax discount rate	—
			Actual defaults	—
			Actual deferrals	—
Interest rate lock commitments	2,463	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Premises, furniture and equipment held for sale	4,428	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Commercial servicing rights	313	Discounted cash flows	Third party valuation	(3)
Other real estate owned	13,226	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	3,556	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Commercial real estate	8,718	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(4)
Agricultural and agricultural real estate	7,936	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(4)
Residential real estate	1,365	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-13%(4)
Consumer	912	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-11%(4)

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

The changes in fair value of the Z-TRANCHE securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,224	$2,039
Total gains (losses):
Included in earnings	2,810	—
Included in other comprehensive income	(2,166)	185
Purchases, sales and settlements:
Purchases	—	—
Sales	(2,868)	—
Settlements	—	—
Balance at period end	$—	$2,224

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Balance at January 1,	$2,790	$3,168
Total gains (losses) included in earnings	(587)	(1,564)
Issuances	1,580	5,373
Settlements	(1,320)	(4,187)
Balance at period end	$2,463	$2,790

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2017, and December 31, 2016, were $2.5 million and $2.8 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of September 30, 2017, and December 31, 2016, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, goodwill and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$251,736	$251,736	$251,736	$—	$—
Time deposits in other financial institutions	19,793	19,793	19,793	—	—
Securities:
Available for sale	2,093,385	2,093,385	3,505	2,089,880	—
Held to maturity	256,355	270,386	—	270,386	—
Other investments	23,176	23,176	—	22,981	195
Loans held for sale	35,795	35,795	—	35,795	—
Loans, net:
Commercial	1,596,934	1,601,351	—	1,597,795	3,556
Commercial real estate	3,143,414	3,117,829	—	3,109,111	8,718
Agricultural and agricultural real estate	506,388	507,974	—	500,038	7,936
Residential real estate	632,306	622,698	—	621,333	1,365
Consumer	441,079	444,384	—	443,472	912
Total Loans, net	6,320,121	6,294,236	—	6,271,749	22,487
Derivative financial instruments(1)	3,386	3,386	—	3,386	—
Interest rate lock commitments	2,463	2,463	—	—	2,463
Forward commitments	237	237	—	237	—
Financial liabilities:
Deposits
Demand deposits	3,009,940	3,009,940	—	3,009,940	—
Savings deposits	4,227,340	4,227,340	—	4,227,340	—
Time deposits	994,604	994,604	—	994,604	—
Short term borrowings	171,871	171,871	—	171,871	—
Other borrowings	301,473	305,741	—	305,741	—
Derivative financial instruments(2)	6,309	6,309	—	6,309	—
Forward commitments	261	261	—	261	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,724	$158,724	$158,724	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,845,864	1,845,864	517	1,843,123	2,224
Held to maturity	263,662	274,799	—	274,799	—
Other investments	21,560	21,560	—	21,365	195
Loans held for sale	61,261	61,261	—	61,261	—
Loans, net:
Commercial	1,272,089	1,258,754	—	1,257,071	1,683
Commercial real estate	2,513,446	2,506,858	—	2,503,832	3,026
Agricultural and agricultural real estate	485,820	487,001	—	485,046	1,955
Residential real estate	614,207	604,233	—	600,668	3,565
Consumer	411,833	414,266	—	413,073	1,193
Total Loans, net	5,297,395	5,271,112	—	5,259,690	11,422
Derivative financial instruments(1)	3,222	3,222	—	3,222	—
Interest rate lock commitments	2,790	2,790	—	—	2,790
Forward commitments	2,546	2,546	—	2,546	—
Financial liabilities:
Deposits
Demand deposits	2,202,036	2,202,036	—	2,202,036	—
Savings deposits	3,788,089	3,788,089	—	3,788,089	—
Time deposits	857,286	857,286	—	857,286	—
Short term borrowings	306,459	306,459	—	306,459	—
Other borrowings	288,534	288,534	—	288,534	—
Derivative financial instruments(2)	7,027	7,027	—	7,027	—
Forward commitments	266	266	—	266	—

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

NOTE 9: SEGMENT REPORTING

Heartland has identified two operating segments for purposes of financial reporting: community and other banking, and retail mortgage banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information used by Heartland's key decision makers to make operating decisions and to assess Heartland's performance. The following tables present financial information for Heartland's operating segments for the three- and nine-month periods ended September 30, 2017, and September 30, 2016, in thousands:

	Three Months Ended September 30,
	2017			2016
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$88,778	$1,066	$89,844	$72,694	$987	$73,681
Provision for loan losses	5,705	—	5,705	5,328	—	5,328
Total noninterest income	19,680	5,297	24,977	17,337	11,205	28,542
Total noninterest expense	69,977	8,782	78,759	57,988	10,439	68,427
Income (loss) before taxes	$32,776	$(2,419)	$30,357	$26,715	$1,753	$28,468
Average Loans, for the period	$6,245,445	$40,839	$6,286,284	$5,464,304	$73,784	$5,538,088
Segment Assets, at period end	$9,693,172	$62,455	$9,755,627	$8,084,810	$117,405	$8,202,215

	Nine Months Ended September 30,
	2017			2016
	Community and Other Banking	Retail Mortgage Banking	Total	Community and Other Banking	Retail Mortgage Banking	Total
Net interest income	$234,406	$3,046	$237,452	$216,172	$3,334	$219,506
Provision for loan losses	10,235	—	10,235	9,513	—	9,513
Total noninterest income	56,964	19,530	76,494	55,773	33,373	89,146
Total noninterest expense	193,753	26,044	219,797	177,421	32,335	209,756
Income (loss) before taxes	$87,382	$(3,468)	$83,914	$85,011	$4,372	$89,383
Average Loans, for the period	$5,641,641	$37,979	$5,679,620	$5,422,843	$70,344	$5,493,187
Segment Assets, at period end	$9,693,172	$62,455	$9,755,627	$8,084,810	$117,405	$8,202,215

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

OVERVIEW

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, valuation adjustment on commercial servicing rights and income on bank owned life insurance also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance premiums, advertising and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended September 30, 2017, was $21.6 million, or $0.72 per diluted common share, compared to $20.2 million, or $0.81 per diluted common share, for the quarter ended September 30, 2016. Return on average common equity was 8.99% and return on average assets was 0.89% for the third quarter of 2017, compared to 11.64% and 0.98%, respectively, for the same quarter in 2016.

Net income available to common stockholders for the first nine months of 2017 was $61.6 million, or $2.21 per diluted common share, compared to $61.0 million, or $2.48 per diluted common share, for the first nine months of 2016. Return on average common equity was 9.88% and return on average assets was 0.94% for the first nine months of 2017, compared to 12.28% and 1.00%, respectively, for the same period in 2016.

For the third quarter of 2017, Heartland's net interest margin was 4.08% (4.26% on a fully tax-equivalent basis) compared to 3.97% (4.14% on a fully tax-equivalent basis) for the same quarter in 2016, and the efficiency ratio was 64.54% and 63.88% for the third quarter of 2017 and 2016, respectively. For the nine-month period ended September 30, 2017, Heartland's net interest margin was 4.00% (4.19% on a fully tax-equivalent basis) compared to 3.98% (4.15% on a fully tax-equivalent basis) for the same period in 2016. Heartland's efficiency ratio increased to 66.58% for the nine months ended September 30, 2017 compared to 66.23% for the same period in 2016.

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
On July 7, 2017, Heartland completed the acquisition of Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary. The aggregate consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. The combined entity operates as Citywide Banks. As of the close date, Citywide Banks of Colorado, Inc. had, at fair value, total assets of $1.49 billion, including $985.4 million in net loans outstanding, and $1.21 billion of deposits. The systems conversion for this transaction occurred on October 13, 2017.

Total assets of Heartland were $9.76 billion at September 30, 2017, an increase of $1.51 billion or 18% since year-end 2016. Excluding $213.9 million of assets acquired at fair value in the Founders Bancorp transaction and $1.49 billion of assets acquired at fair value in the Citywide Banks of Colorado, Inc. transaction, total assets decreased $199.1 million or 2% since December 31, 2016. Securities represented 24% of total assets at September 30, 2017, and 26% of total assets at December 31, 2016.
Total loans held to maturity were $6.37 billion at September 30, 2017, compared to $5.35 billion at year-end 2016, an increase of $1.02 billion. This change includes $96.4 million of total loans held to maturity acquired at fair value in the Founders Bancorp transaction and $985.4 million of total loans held to maturity acquired at fair value in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total loans held to maturity decreased $60.2 million or 1% since December 31, 2016.
Total deposits were $8.23 billion as of September 30, 2017, compared to $6.85 billion at year-end 2016, an increase of $1.38 billion or 20%. This increase includes $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction and $1.21 billion of deposits, at fair value, acquired in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total deposits decreased $7.1 million or less than 1% since December 31, 2016.
Common stockholders' equity was $980.7 million at September 30, 2017, compared to $739.6 million at year-end 2016. Book value per common share was $32.75 at September 30, 2017, compared to $28.31 at year-end 2016. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $20.1 million at September 30, 2017, compared to an unrealized loss of $30.2 million, net of applicable taxes, at December 31, 2016.
FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
STATEMENT OF INCOME DATA
Interest income	$98,978	$81,687	$261,590	$243,702
Interest expense	9,134	8,006	24,138	24,196
Net interest income	89,844	73,681	237,452	219,506
Provision for loan losses	5,705	5,328	10,235	9,513
Net interest income after provision for loan losses	84,139	68,353	227,217	209,993
Noninterest income	24,977	28,542	76,494	89,146
Noninterest expenses	78,759	68,427	219,797	209,756
Income taxes	8,725	8,260	22,314	28,196
Net income	21,632	20,208	61,600	61,187
Preferred dividends	(13)	(53)	(45)	(273)
Interest expense on convertible preferred debt	3	17	12	48
Net income available to common stockholders	$21,622	$20,172	$61,567	$60,962

Key Performance Ratios
Annualized return on average assets	0.89%	0.98%	0.94%	1.00%
Annualized return on average common equity (GAAP)	8.99%	11.64%	9.88%	12.28%
Annualized return on average tangible common equity (non-GAAP)(1)	12.41%	14.93%	12.90%	15.87%
Annualized ratio of net charge-offs to average loans	0.31%	0.17%	0.23%	0.09%

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Annualized net interest margin (GAAP)	4.08%	3.97%	4.00%	3.98%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	4.26%	4.14%	4.19%	4.15%
Efficiency ratio, fully tax-equivalent(3)	64.54%	63.88%	66.58%	66.23%

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(4)
Net income available to common shareholders (GAAP)	$21,622	$20,172	$61,567	$60,962

Average common stockholders' equity (GAAP)	$954,511	$689,637	$833,150	$663,050
Less average goodwill	226,097	127,699	167,009	125,061
Less average other intangibles, net	36,950	24,563	27,992	24,958
Average tangible common equity (non-GAAP)	$691,464	$537,375	$638,149	$513,031
Annualized return on average common equity (GAAP)	8.99%	11.64%	9.88%	12.28%
Annualized return on average tangible common equity (non-GAAP)	12.41%	14.93%	12.90%	15.87%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(5)
Net Interest Income (GAAP)	$89,844	$73,681	$237,452	$219,506
Plus tax-equivalent adjustment(7)	3,925	3,221	11,581	9,408
Net interest income - tax-equivalent (non-GAAP)	$93,769	$76,902	$249,033	$228,914

Average earning assets	$8,726,228	$7,382,860	$7,942,810	$7,368,856
Net interest margin (GAAP)	4.08%	3.97%	4.00%	3.98%
Net interest margin, fully tax-equivalent (non-GAAP)	4.26%	4.14%	4.19%	4.15%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(6)
Net Interest Income (GAAP)	$89,844	$73,681	$237,452	$219,506
Plus tax-equivalent adjustment(7)	3,925	3,221	11,581	9,408
Net interest income - tax-equivalent (non-GAAP)	93,769	76,902	249,033	228,914
Noninterest income	24,977	28,542	76,494	89,146
Securities gains, net	(1,679)	(1,584)	(5,553)	(9,732)
Adjusted income	$117,067	$103,860	$319,974	$308,328

Total noninterest expenses	$78,759	$68,427	$219,797	$209,756
Less:
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,291	4,252	4,483
Partnership investment in tax credit projects	—	—	876	—
Loss on sales/valuations of assets, net	1,342	794	1,642	1,064
Adjusted noninterest expenses	$75,554	$66,342	$213,027	$204,209

Efficiency ratio, fully tax-equivalent (non-GAAP)	64.54%	63.88%	66.58%	66.23%
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

(7) Computed on a tax-equivalent basis using an effective tax rate of 35%.

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
BALANCE SHEET DATA
Investments	$2,372,916	$2,070,121	$2,175,701	$2,131,086	$1,943,080
Loans held for sale	35,795	48,848	49,009	61,261	78,317
Total loans receivable(1)	6,373,415	5,325,082	5,361,604	5,351,719	5,438,715
Allowance for loan losses	54,885	54,051	54,999	54,324	54,653
Total assets	9,755,627	8,204,721	8,361,845	8,247,079	8,202,215
Total deposits	8,231,884	6,930,169	7,089,861	6,847,411	6,912,693
Long-term obligations	301,473	281,096	282,051	288,534	294,493
Preferred equity	938	938	938	1,357	1,357
Common stockholders’ equity	980,746	805,032	780,374	739,559	703,031

Common Share Data
Book value per common share (GAAP)	$32.75	$30.15	$29.26	$28.31	$28.48
Tangible book value per common share (non-GAAP)(2)	$23.61	$24.00	$23.05	$22.55	$22.34
ASC 320 effect on book value per common share	$(0.67)	$(0.87)	$(1.06)	$(1.15)	$0.03
Common shares outstanding, net of treasury stock	29,946,069	26,701,226	26,674,121	26,119,929	24,681,380
Tangible common equity ratio (non-GAAP)(3)	7.46%	7.97%	7.50%	7.28%	6.85%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$980,746	$805,032	$780,374	$739,559	$703,031
Less goodwill	236,615	141,461	141,461	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	37,028	22,850	24,068	22,775	23,922
Tangible common stockholders' equity (non-GAAP)	$707,103	$640,721	$614,845	$589,085	$551,410

Common shares outstanding, net of treasury stock	29,946,069	26,701,226	26,674,121	26,119,929	24,681,380
Common stockholders' equity (book value) per share (GAAP)	$32.75	$30.15	$29.26	$28.31	$28.48
Tangible book value per common share (non-GAAP)	$23.61	$24.00	$23.05	$22.55	$22.34

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$9,755,627	$8,204,721	$8,361,845	$8,247,079	$8,202,215
Less goodwill	236,615	141,461	141,461	127,699	127,699
Less core deposit intangibles and customer relationship intangibles, net	37,028	22,850	24,068	22,775	23,922
Total tangible assets (non-GAAP)	$9,481,984	$8,040,410	$8,196,316	$8,096,605	$8,050,594
Tangible common equity ratio (non-GAAP)	7.46%	7.97%	7.50%	7.28%	6.85%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.08% (4.26% on a fully tax-equivalent basis) during the third quarter of 2017, compared to 3.97% (4.14% on a fully tax-equivalent basis) during the third quarter of 2016. Heartland's success in maintaining net interest margin has been the result of improved yield on earning assets and continuous loan and deposit pricing discipline. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income for the third quarter of 2017 was $99.0 million, an increase of $17.3 million or 21%, compared to $81.7 million recorded in the third quarter of 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.9 million for the third quarter of 2017 and $3.2 million for the third quarter of 2016. With these adjustments, interest income on a tax-equivalent basis was $102.9 million for the third quarter of 2017, an increase of $18.0 million or 21%, compared to $84.9 million for the third quarter of 2016. The increase in interest income on a fully tax-equivalent basis in the third quarter of 2017, as compared to the third quarter of 2016, was primarily due to the acquisitions completed in 2017. For the third quarter of 2017, average earning assets attributable to the Founders Bancorp transaction totaled $147.6 million, and average earning assets attributable to the Citywide Banks of Colorado, Inc. transaction totaled $1.20 billion. Exclusive of these transactions, average earning assets decreased $7.4 million or less than 1% from the third quarter of 2016. The average interest rate earned on average earning assets increased 10 basis points to 4.68% for the third quarter of 2017 compared to 4.58% for the same quarter in 2016.

For the first nine months of 2017, interest income increased $17.9 million or 7% to $261.6 million from $243.7 million for the first nine months of 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $11.6 million and $9.4 million for the first nine months of 2017 and 2016, respectively. With these adjustments, interest income on a tax-equivalent basis was $273.2 million during the first nine months of 2017 compared to $253.1 million during the first nine months of 2016, an increase of $20.1 million or 8%. For the first nine months of 2017, average earning assets were $7.94 billion compared to $7.37 billion during the first nine months of 2016, an increase of $574.0 million or 8%. Excluding $521.2 million of average earning assets attributable to the acquisitions completed in 2017, average earning assets increased $52.8 million or 1% for the first nine months of 2017 compared to the same period in 2016.

Interest expense for the third quarter of 2017 was $9.1 million, an increase of $1.1 million or 14% from $8.0 million in the third quarter of 2016. For the quarter ended September 30, 2017, average interest bearing liabilities were $5.70 billion, an increase of $473.5 million or 9%, from $5.22 billion for the quarter ended September 30, 2016. Average interest bearing deposits increased $520.3 million or 11% to $5.19 billion for the quarter ended September 30, 2017, from $4.67 billion in the same quarter in 2016. Average interest bearing deposits attributable to the Founders Bancorp and the Citywide Banks of Colorado, Inc. transactions totaled $713.3 million for the third quarter of 2017. Exclusive of these transactions, average interest bearing deposits decreased $193.0 million or 4% for the third quarter of 2017 in comparison with the same quarter in 2016. The average interest rate paid on Heartland's interest bearing deposits increased 5 basis points to 0.39% for the third quarter of 2017 compared to 0.34% for the same quarter in 2016. Average borrowings attributable to the Citywide Banks of Colorado, Inc. transaction totaled $51.8 million, and exclusive of this transaction, average borrowings declined $98.6 million or 18% during the third quarter of 2017 compared to the same quarter in 2016. The average interest rate paid on Heartland's borrowings was 3.16% for the third quarter of 2017 compared to 2.86% in the third quarter of 2016.

Interest expense for the first nine months of 2017 was $24.1 million compared to $24.2 million for the first nine months of 2016, a decrease of $58,000 or less than 1%. Average interest bearing liabilities increased $60.1 million or 1% for the first nine months of 2017 compared to the first nine months in 2016. Excluding $296.8 million of interest bearing liabilities attributable to the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions, average interest bearing liabilities decreased $236.6 million or 4% during the nine months ended September 30, 2017, compared to the same period in 2016. The average interest rate paid on Heartland's interest bearing liabilities declined 1 basis point to 0.60% for the first nine months of 2017 from 0.61% for the first nine months of 2016. The average interest rate paid on savings deposits was 0.26% for the first nine months of 2017 compared to 0.22% for the first nine months of 2016, and the average interest rate paid on time deposits was 0.79% for the nine-month period ended September 30, 2017 compared to 0.80% for the same period in 2016. The average interest rate paid on Heartland's borrowings increased 37 basis points to 3.06% for the nine months ended September 30, 2017 compared to 2.69% for the nine months ended September 30, 2016.

Net interest income increased $16.2 million or 22% to $89.8 million in the third quarter of 2017 from $73.7 million in the third quarter of 2016. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $93.8 million during the third quarter of 2017, an increase of $16.9 million or 22% from $76.9 million during the third quarter of 2016. For the first nine months of 2017, net interest income increased $17.9 million or 8% to $237.5 million from $219.5 million recorded in the first nine months of 2016. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $249.0 million during the first nine months of 2017, an increase of $20.1 million or 9% from $228.9 million recorded during the first nine months of 2016.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland believes its net interest income simulations reflect a well-balanced and manageable interest rate posture. Excluding the loans acquired in the Citywide Banks of Colorado, Inc. transaction, approximately 38% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate, and approximately 9% of these floating rate loans have interest rate floors that are currently in effect. Item 3 of Part I of this Form 10-Q report contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) (Dollars in thousands)
	For the Quarter Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,667,076	$10,394	2.47%	$1,415,446	$7,917	2.23%
Nontaxable(1)	643,925	7,825	4.82	473,152	5,719	4.81
Total securities	2,311,001	18,219	3.13	1,888,598	13,636	2.87
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	164,809	558	1.34	7,026	6	0.34
Federal funds sold	18,874	34	0.71	1,409	1	0.28
Loans:(2)
Commercial and commercial real estate(1)	4,647,414	59,121	5.05	3,908,623	48,334	4.92
Residential mortgage	683,186	7,300	4.24	717,374	7,248	4.02
Agricultural and agricultural real estate(1)	504,970	6,175	4.85	486,008	5,719	4.68
Consumer	450,694	9,032	7.95	426,083	8,256	7.71
Fees on loans		2,464	—	—	1,708	—
Less: allowance for loan losses	(54,720)	—	—	(52,261)	—	—
Net loans	6,231,544	84,092	5.35	5,485,827	71,265	5.17
Total earning assets	8,726,228	102,903	4.68%	7,382,860	84,908	4.58%
Nonearning Assets	913,616			789,823
Total Assets	$9,639,844			$8,172,683
Interest Bearing Liabilities
Savings	$4,205,946	$3,162	0.30%	$3,697,426	$2,066	0.22%
Time, $100,000 and over	408,560	787	0.76	399,498	813	0.81
Other time deposits	573,178	1,124	0.78	570,445	1,122	0.78
Short-term borrowings	209,795	271	0.51	258,783	235	0.36
Other borrowings	300,234	3,790	5.01	298,020	3,770	5.03
Total interest bearing liabilities	5,697,713	9,134	0.64%	5,224,172	8,006	0.61%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,912,344			2,171,965
Accrued interest and other liabilities	74,338			84,142
Total noninterest bearing liabilities	2,986,682			2,256,107
Stockholders' Equity	955,449			692,404
Total Liabilities and Stockholders' Equity	$9,639,844			$8,172,683
Net interest income, fully tax-equivalent (non-GAAP)(1)		$93,769			$76,902
Net interest spread(1)			4.04%			3.97%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.26%			4.14%
Interest bearing liabilities to earning assets	65.29%			70.76%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)
Net interest income, fully tax-equivalent (non-GAAP)		$93,769			$76,902
Adjustments for tax-equivalent interest(1)		(3,925)			(3,221)
Net interest income (GAAP)		$89,844			$73,681

Average Earning Assets	$8,726,228			$7,382,860
Annualized net interest margin (GAAP)			4.08%			3.97%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.26%			4.14%

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) (Dollars in thousands)
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,545,091	$27,246	2.36%	$1,464,080	$24,604	2.24%
Nontaxable(1)	638,119	23,534	4.93	440,275	16,605	5.04
Total securities	2,183,210	50,780	3.11	1,904,355	41,209	2.89
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	127,870	1,112	1.16	9,785	13	0.18
Federal funds sold	6,885	37	0.72	12,509	12	0.13
Loans:(2)
Commercial and commercial real estate(1)	4,097,967	151,946	4.96	3,840,060	141,977	4.94
Residential mortgage	654,488	20,492	4.19	751,694	23,133	4.11
Agricultural and agricultural real estate(1)	492,170	17,536	4.76	478,564	16,952	4.73
Consumer	434,995	25,374	7.80	422,869	24,452	7.72
Fees on loans		5,894	—		5,362	—
Less: allowance for loan losses	(54,775)	—	—	(50,980)	—	—
Net loans	5,624,845	221,242	5.26	5,442,207	211,876	5.20
Total earning assets	7,942,810	273,171	4.60%	7,368,856	253,110	4.59%
Nonearning Assets	797,893			767,636
Total Assets	$8,740,703			$8,136,492
Interest Bearing Liabilities
Savings	$3,976,403	$7,772	0.26%	$3,651,370	$5,988	0.22%
Time, $100,000 and over	369,595	2,239	0.81	439,609	2,417	0.73
Other time deposits	512,551	2,955	0.77	599,745	3,790	0.84
Short-term borrowings	199,503	498	0.33	314,367	1,083	0.46
Other borrowings	288,774	10,674	4.94	281,617	10,918	5.18
Total interest bearing liabilities	5,346,826	24,138	0.60%	5,286,708	24,196	0.61%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,494,850			2,084,379
Accrued interest and other liabilities	64,824			78,093
Total noninterest bearing liabilities	2,559,674			2,162,472
Stockholders' Equity	834,203			687,312
Total Liabilities and Stockholders' Equity	$8,740,703			$8,136,492
Net interest income, fully tax-equivalent (non-GAAP)(1)		$249,033			$228,914
Net interest spread(1)			4.00%			3.98%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.19%			4.15%
Interest bearing liabilities to earning assets	67.32%			71.74%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)
Net interest income, fully tax-equivalent (non-GAAP)		$249,033			$228,914
Adjustments for tax-equivalent interest(1)		(11,581)			(9,408)
Net interest income (GAAP)		$237,452			$219,506

Average Earning Assets	$7,942,810			$7,368,856
Annualized net interest margin (GAAP)			4.00%			3.98%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.19%			4.15%

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

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $5.7 million for the third quarter of 2017 compared to $5.3 million for the third quarter of 2016. For the first nine months of 2017, the provision for loan losses was $10.2 million compared to $9.5 million for the first nine months of 2016. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits. Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's quarterly provision for loan losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for loan losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016, and the information under the caption "Allowance For Loan Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5 to the consolidated financial statements included herein.

During the first nine months of 2017, Heartland’s credit quality remained relatively stable as nonperforming loans increased $1.4 million or 2% to $65.8 million from $64.4 million at December 31, 2016, and delinquent loan levels improved to 0.33% from 0.37% at December 31, 2016. Net charge-offs for the nine months ended September 30, 2017, were $9.7 million compared to $3.5 million for the same period in 2016. Included in the net charge-offs recorded in 2017 were $3.0 million of charge-offs related to two commercial and industrial loan relationships at Dubuque Bank and Trust and Arizona Bank & Trust and $3.7 million of charge-offs at Heartland's consumer finance subsidiary. During the nine months ended September 30, 2016, a recovery of $2.3 million was recorded on a previously charged-off loan.

Heartland believes the allowance for loan losses as of September 30, 2017, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and nine-month periods ended September 30, 2017 and 2016, in thousands:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Service charges and fees	$10,138	$8,278	$1,860	22%
Loan servicing income	1,161	873	288	33
Trust fees	3,872	3,689	183	5
Brokerage and insurance commissions	950	1,006	(56)	(6)
Securities gains, net	1,679	1,584	95	6
Net gains on sale of loans held for sale	4,997	11,459	(6,462)	(56)
Valuation adjustment on commercial servicing rights	5	5	—	—
Income on bank owned life insurance	766	620	146	24
Other noninterest income	1,409	1,028	381	37
Total noninterest income	$24,977	$28,542	$(3,565)	(12)%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Service charges and fees	$29,291	$23,462	$5,829	25%
Loan servicing income	4,236	3,433	803	23
Trust fees	11,482	11,127	355	3
Brokerage and insurance commissions	2,962	2,914	48	2
Securities gains, net	5,553	9,732	(4,179)	(43)
Net gains on sale of loans held for sale	17,961	33,794	(15,833)	(47)
Valuation adjustment on commercial servicing rights	29	(41)	70	(171)
Income on bank owned life insurance	2,039	1,733	306	18
Other noninterest income	2,941	2,992	(51)	(2)
Total noninterest income	$76,494	$89,146	$(12,652)	(14)%

Noninterest income totaled $25.0 million during the third quarter of 2017 compared to $28.5 million during the third quarter of 2016, a decrease of $3.6 million or 12%. For the nine-month period ended on September 30, noninterest income totaled $76.5 million during 2017 compared to $89.1 million during 2016, a decrease of $12.7 million or 14%. Decreases in noninterest income for both the quarterly and nine-month periods under comparison reflected lower net gains on sale of loans held for sale, the effect of which was partially offset by increased service charges and fees.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and nine-month periods ended September 30, 2017 and 2016, in thousands:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Service charges and fees on deposit accounts	$2,577	$2,018	$559	28%
Overdraft fees	2,479	2,285	194	8
Customer service fees	102	55	47	85
Credit card fee income	1,994	1,290	704	55
Debit card income	2,985	2,629	356	14
Other service charges	1	1	—	—
Total service charges and fees	$10,138	$8,278	$1,860	22%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Service charges and fees on deposit accounts	$7,002	$5,968	$1,034	17%
Overdraft fees	6,950	6,342	608	10
Customer service fees	217	161	56	35
Credit card fee income	6,212	3,431	2,781	81
Debit card income	8,908	7,532	1,376	18
Other service charges	2	27	(25)	(93)
Total service charges and fees	$29,291	$23,462	$5,829	25%

Service charges and fees increased $1.9 million or 22% to $10.1 million during the third quarter of 2017 compared to $8.3 million recorded during the third quarter of 2016 and $5.8 million or 25% to $29.3 million during the first nine months of 2017 compared to $23.5 million for the first nine months of 2016. Increases in service charges and fees were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2017. Fees associated with credit card services were $2.0 million during the third quarter of 2017 compared to $1.3 million during the third quarter of 2016, an increase of $704,000 or 55%. For the first nine months of 2017, these fees were $6.2 million compared to $3.4 million during the first nine months of 2016, an increase of $2.8 million or 81%. This increase resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the newly acquired banks in California and Colorado. Heartland has focused on growing its card payment solutions for businesses, particularly with its expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and nine-month periods ended September 30, 2017, and 2016, in thousands:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Commercial and agricultural loan servicing fees(1)	$684	$730	$(46)	(6)%
Residential mortgage servicing fees	2,932	3,111	(179)	(6)
Mortgage servicing rights amortization	(2,455)	(2,968)	513	(17)
Total loan servicing income	$1,161	$873	$288	33%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Commercial and agricultural loan servicing fees(1)	$2,101	$2,197	$(96)	(4)%
Residential mortgage servicing fees	9,319	9,031	288	3
Mortgage servicing rights amortization	(7,184)	(7,795)	611	(8)
Total loan servicing income	$4,236	$3,433	$803	23%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.2 million during the third quarter of 2017 compared to $873,000 during the third quarter of 2016, an increase of $288,000 or 33%. On a nine-month comparative basis, loan servicing income totaled $4.2 million during 2017 compared to $3.4 million during 2016, an increase of $803,000 or 23%.

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualifies as a sale, and $6.9 million of mortgage servicing rights have been de-recognized on the consolidated balance sheet as of September 30, 2017. Cash of approximately $5.1 million was received during the third quarter, and Heartland recorded an estimated loss on the sale of this portfolio of approximately $183,000. A receivable of approximately $1.6 million was recorded due to the timing of the servicing transfer per the terms of the sale agreement and to address indemnification claims and mortgage loan documentation deficiencies.

Net Gains on Sale of Loans Held for Sale
The following table shows the activity related to the net gains on sales of loans held for sale during the three- and nine-month periods ended September 30, 2017, and 2016, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total residential mortgage loan applications	$271,476	$445,107	$828,203	$1,293,013
Residential mortgage loans originated	$198,911	$324,337	$577,399	$887,236
Residential mortgage loans sold	$188,501	$315,917	$541,318	$838,746
Net gains on sale of residential mortgage loans	$4,821	$11,061	$17,396	$32,136
Net gains on sale of commercial and agricultural loans(1)	$176	$398	$565	$1,658
Percentage of residential mortgage loans originated for refinancing	31%	38%	30%	37%

(1) Includes net gains on sale of commercial, commercial real estate and agricultural and agricultural real estate loans

Net gains on sale of loans held for sale totaled $5.0 million during the third quarter of 2017 compared to $11.5 million during the third quarter of 2016, a decrease of $6.5 million or 56%. During the first nine months of 2017, net gains on sale of loans held for sale totaled $18.0 million compared to $33.8 million during the same period in 2016, a decrease of $15.8 million or 47%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Heartland has experienced weakened demand for mortgage loan refinancings as interest rates have increased. The percentage of residential mortgage loans that represented refinancings was 31% during the third quarter of 2017 compared to 38% in the third quarter of 2016. For the nine months ended September 30, 2017, mortgage loan refinancings were 30% of originations compared to 37% of originations during the first nine months of 2016. Net gains on sale of loans held for sale also includes gains on the sale of commercial and agricultural loans, which totaled $176,000 during the third quarter of 2017 compared to $398,000 during the third quarter of 2016. During the first nine months of 2017, gains on sale of commercial and agricultural loans totaled $565,000 compared to $1.7 million during the same period in 2016.

Securities Gains, Net
Securities gains, net, totaled $1.7 million for the third quarter of 2017 compared to $1.6 million for the third quarter of 2016, which is an increase of $95,000 or 6%. For the first nine months of 2017, securities gains, net, totaled $5.6 million compared to $9.7 million during the first nine months of 2016, a decrease of $4.2 million or 43%.

Other Noninterest Income
Other noninterest income totaled $1.4 million for the third quarter of 2017 compared to $1.0 million for the third quarter of 2016, an increase of $381,000 or 37%. For the nine months ended September 30, 2017, other noninterest income decreased $51,000 or 2% to $2.9 million from $3.0 million recorded in the same period in 2016. During the third quarter of 2017, $357,000 of other noninterest income was recorded related to recoveries on acquired loans that had been charged off prior to the acquisition dates.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and nine-month periods ended September 30, 2017 and 2016, in thousands:

	Three Months Ended September 30,
	2017	2016	Change	% Change
Salaries and employee benefits	$45,225	$40,733	$4,492	11%
Occupancy	6,223	5,099	1,124	22
Furniture and equipment	2,826	2,746	80	3
Professional fees	8,450	5,985	2,465	41
FDIC insurance assessments	894	1,180	(286)	(24)
Advertising	1,358	1,339	19	1
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,291	572	44
Other real estate and loan collection expenses	581	640	(59)	(9)
Loss on sales/valuations of assets, net	1,342	794	548	69
Other noninterest expenses	9,997	8,620	1,377	16
Total noninterest expenses	$78,759	$68,427	$10,332	15%

	Nine Months Ended September 30,
	2017	2016	Change	% Change
Salaries and employee benefits	$128,118	$124,432	$3,686	3%
Occupancy	16,352	15,322	1,030	7
Furniture and equipment	7,913	7,301	612	8
Professional fees	24,342	20,481	3,861	19
FDIC insurance assessments	2,610	3,468	(858)	(25)
Advertising	5,141	4,174	967	23
Core deposit intangibles and customer relationship intangibles amortization	4,252	4,483	(231)	(5)
Other real estate and loan collection expenses	1,774	1,871	(97)	(5)
Loss on sales/valuations of assets, net	1,642	1,064	578	54
Other noninterest expenses	27,653	27,160	493	2
Total noninterest expenses	$219,797	$209,756	$10,041	5%
For the third quarter of 2017, noninterest expenses totaled $78.8 million compared to $68.4 million during the third quarter of 2016, an increase of $10.3 million or 15%. For the first nine months of 2017, noninterest expenses totaled $219.8 million compared to $209.8 million during the first nine months of 2016, an increase of $10.0 million or 5%.

Salaries and Employee Benefits
The largest component of noninterest expenses, salaries and employee benefits, increased $4.5 million or 11% during the third quarter of 2017 as compared to the same quarter in 2016. The increase is primarily attributable to the acquisition of Citywide Banks of Colorado, Inc. on July 7, 2017. When comparing the first nine months of 2017 to the first nine months of 2016, salaries and employee benefits increased $3.7 million or 3%. Heartland had total full-time equivalent employees of 2,024 on September 30, 2017, compared to 1,862 on June 30, 2017, and 1,846 on September 30, 2016.

Occupancy
Occupancy expense totaled $6.2 million for the third quarter of 2017 compared to $5.1 million for the third quarter of 2016, an increase of $1.1 million or 22%. For the nine-month period ending September 30, 2017, occupancy expense was $16.4 million, an increase of $1.0 million or 7% from the same period in 2016. The increase for both the three- and nine-month periods is primarily attributable to the additional locations acquired in the Citywide Banks of Colorado, Inc. transaction.

Professional Fees
Professional fees increased $2.5 million or 41% during the third quarter of 2017 compared to the third quarter of 2016 and $3.9 million or 19% during the first nine months of 2017 compared to the first nine months of 2016, primarily as a result of a higher level of services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and cloud-based applications.

FDIC Insurance Assessments
FDIC insurance assessments decreased $286,000 or 24% to $894,000 during the third quarter of 2017 from $1.2 million during the same quarter in 2016. For the nine-month periods ended September 30, 2017, and 2016, the FDIC insurance assessments were $2.6 million and $3.5 million respectively, a decrease of $858,000 or 25%. Changes made to the assessment rate calculation by the FDIC went into effect on December 30, 2016, and those changes have resulted in decreased assessments for Heartland's subsidiary banks.

Advertising Expenses
Advertising expenses were $1.4 million during the third quarter of 2017 compared to $1.3 million during the third quarter of 2016, an increase of $19,000 or 1%. Advertising expenses increased $967,000 or 23% during the first nine months of 2017 compared to the first nine months of 2016. This increase is primarily due to the costs of a deposit campaign promotion recorded during the first quarter of 2017.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization increased $572,000 or 44% during the third quarter of 2017 compared to the third quarter of 2016 and decreased $231,000 or 5% during the first nine months of 2017 compared to the first nine months of 2016. Heartland recorded $18.5 million of core deposit intangibles and customer relationship intangibles in conjunction with the acquisitions of Founders Bancorp and Citywide Banks of Colorado, Inc. in 2017. During the first quarter of 2016, a $700,000 adjustment to the core deposit intangibles was recorded at Premier Valley Bank due to the loss of a significant deposit account relationship.

Loss on Sales/Valuations of Assets, Net
For the third quarter of 2017, loss on sales/valuations of assets, net totaled $1.3 million compared to $794,000 for the same quarter in 2016, which is an increase of $548,000 or 69%. For the first nine months of 2017, loss on sales/valuations of assets, net, increased $578,000 or 54% to $1.6 million compared to $1.1 million recorded in the same period in 2016. The increase for both the three- and nine-month periods is primarily attributable to write-downs on fixed assets associated with the Citywide Banks of Colorado, Inc. transaction.

Other Noninterest Expenses
Other noninterest expenses increased $1.4 million or 16% to $10.0 million during the third quarter of 2017 compared to $8.6 million for the same quarter in 2016. Other noninterest expenses increased $493,000 or 2% to $27.7 million for the nine months ended September 30, 2017, from $27.2 million for the nine months ended September 30, 2016. The increase for the quarterly comparison is primarily related to the Citywide Banks of Colorado, Inc. transaction.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During the third quarter of 2017, Heartland's efficiency ratio, on a fully tax-equivalent basis, was 64.54% in comparison with 63.88% during the third quarter of 2016. For the nine-month period ended September 30, 2017, the efficiency ratio on a fully tax-equivalent basis increased by 35 basis points to 66.58% when compared to the same nine-month period in 2016. Heartland's efficiency ratio will show variability from quarter to quarter as a result of acquisition activities and also from the seasonality and related revenue and expense timing differences that are inherent in the residential mortgage business.

Income Taxes

Heartland's effective tax rate was 28.74% for the third quarter of 2017 compared to 29.02% for the third quarter of 2016. Federal low-income housing tax credits totaling $307,000 reduced Heartland's income taxes during the third quarter of 2017. For the third quarter of 2016, Heartland's income taxes were reduced by federal low-income housing tax credits totaling $304,000. Heartland's effective tax rate was also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 24.01% during the third quarter of 2017 compared to 21.01% during the third quarter of 2016.

Heartland's effective tax rate was 26.59% for the first nine months of 2017 compared to 31.55% for the first nine months of 2016. Federal low-income housing tax credits totaling $921,000 and solar energy tax credits totaling $270,000 were included in the determination of Heartland's income taxes during the first nine months of 2017 compared to federal low-income housing tax credits of $912,000 during the first nine months of 2016. Heartland's effective tax rate for the nine months ended September 30, 2017, was impacted by a state tax credit of $830,000 related to a partnership investment in a historic rehabilitation tax credit project. The level of tax-exempt interest income, as a percentage of pre-tax income, was 25.63% during the first nine months of 2017 compared to 19.55% during the first nine months of 2016.

As a result of the adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718)" on January 1, 2017, Heartland's income taxes for the first nine months of 2017 included a tax benefit of $1.1 million resulting from the vesting of outstanding restricted stock unit awards and the exercise of stock options. The majority of this tax benefit was recorded in the first quarter of 2017. Exclusive of this tax benefit, Heartland's effective tax rate for the first nine months of 2017 was 27.93%.

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

Community and Other Banking Segment
Income before taxes for the community and other banking segment for the third quarter of 2017 was $32.8 million compared to $26.7 million for the third quarter of 2016, a $6.1 million or 23% increase. For the first nine months of 2017, income before taxes for the community and other banking segment was $87.4 million compared to $85.0 million for the first nine months of 2016, a $2.4 million or 3% increase.

Net interest income from the community and other banking segment was $88.8 million during the third quarter of 2017 compared to $72.7 million during the third quarter of 2016, an increase of $16.1 million or 22%. For the nine-month period ended September 30, 2017, net interest income from the community and other banking segment increased $18.2 million or 8% to $234.4 million compared to $216.2 million for the first nine months of 2016. This increase was primarily attributable to additional earning assets acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions.

Provision for loan losses allocable to the community and other banking segment was $5.7 million for the third quarter of 2017 compared to $5.3 million during the third quarter of 2016. For the first nine months of 2017, the provision for loan losses was $10.2 million compared to $9.5 million for the first nine months of 2016. During the first nine months of 2017, Heartland’s credit quality remained relatively stable as nonperforming loans increased $1.4 million or 2% to $65.8 million from $64.4 million at December 31, 2016, and delinquent loan levels improved to 0.33% from 0.37% at December 31, 2016. Net charge-offs for the nine months ended September 30, 2017, were $9.7 million compared to $3.5 million for the same period in 2016. Included in the net charge-offs recorded in 2017 were $3.0 million of charge-offs related to two commercial and industrial loan relationships at Dubuque Bank and Trust and Arizona Bank & Trust and $3.7 million of charge-offs at Heartland's consumer finance subsidiary. During the nine months ended September 30, 2016, a recovery of $2.3 million was recorded on a previously charged-off loan.

Noninterest income allocable to the community and other banking segment totaled $19.7 million during the third quarter of 2017 compared to $17.3 million during the third quarter of 2016, an increase of $2.3 million or 14%. For the first nine months of 2017, noninterest income allocable to the community and other banking segment totaled $57.0 million compared to $55.8 million during 2016, an increase of $1.2 million or 2%. Increased service charges and fees income contributed to the majority of the change in noninterest income for both the three- and nine-month periods ended September 30, 2017, compared to the same periods in 2016.

Noninterest expenses allocable to the community and other banking segment totaled $70.0 million during the third quarter of 2017 compared to $58.0 million during the third quarter of 2016, an increase of $12.0 million or 21%. For the nine-month period ended September 30, 2017, noninterest expenses allocable to the community and other banking segment increased by $16.3 million or 9% to $193.8 million compared to $177.4 million recorded during the first nine months of 2016. The categories of noninterest expenses with the most significant increases were salaries and employee benefits and professional fees. Professional fees increased primarily as a result of additional services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and the replacement of software applications with cloud-based applications.

Retail Mortgage Banking Segment
The retail mortgage banking segment recorded a loss before taxes of $2.4 million for the third quarter of 2017 compared to income before taxes of $1.8 million for the third quarter of 2016, a decrease of $4.2 million or 238%. For the first nine months of 2017, the retail mortgage banking segment recorded a loss before income taxes of $3.5 million compared to income before taxes of $4.4 million during the first nine months of 2016, a decrease of $7.8 million or 179%.

Noninterest income from the retail mortgage banking segment totaled $5.3 million during the third quarter of 2017 compared to $11.2 million during the third quarter of 2016, a $5.9 million or 53% decrease. Noninterest income from the retail mortgage banking segment totaled $19.5 million for the first nine months of 2017 compared to $33.4 million for the first nine months of 2016, a decrease of $13.8 million or 41%. Retail mortgage banking income results primarily from net gains on sale of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Mortgage loan applications were $271.5 million in the third quarter of 2017 compared to $445.1 million in the third quarter of 2016, a decrease of $173.6 million or 39%. For the first nine months of 2017, mortgage loan applications were $828.2 million compared to $1.29 billion during the first nine months of 2016, a decrease of $464.8 million or 36%.The volume of mortgage loans sold totaled $188.5 million during the third quarter of 2017, a $127.4 million or 40% decrease from the $315.9 million of mortgage loans sold during the third quarter of 2016. For the first nine months of 2017, the volume of mortgage loans sold totaled $541.3 million compared to $838.7 million during the first nine months of 2016, a $297.4 million or 35% decrease. Decreases in the volume of mortgage loans sold was attributable to the higher mortgage interest rates during the first nine months of 2017, which significantly reduced mortgage loan refinancing activity.

Noninterest expenses allocable to the retail mortgage banking segment were $8.8 million during the third quarter of 2017 compared to $10.4 million during the third quarter of 2016, a decrease of $1.7 million or 16%. For the first nine months of 2017, noninterest expenses allocable to the retail mortgage banking segment were $26.0 million compared to $32.3 million during the first nine months of 2016, a decrease of $6.3 million or 19%. Lower expenses during the third quarter and first nine months of 2017 in comparison with the third quarter and first nine months of 2016 were partially attributable to reduced transaction-based compensation paid to mortgage banking personnel as a result of the lower volume of residential mortgage loans underwritten during 2017. Additionally, in reaction to the lower volume of mortgage loan originations, a series of workforce reductions were implemented during the first six months of 2017.

FINANCIAL CONDITION

Total assets of Heartland were $9.76 billion at September 30, 2017, an increase of $1.51 billion or 18% since year-end 2016. Excluding $213.9 million of assets acquired at fair value in the Founders Bancorp transaction and $1.49 billion of assets acquired at fair value in the Citywide Banks of Colorado, Inc. transaction, total assets decreased $199.1 million or 2% since December 31, 2016. Securities represented 24% of total assets at September 30, 2017, and 26% of total assets at December 31, 2016.

Lending Activities

Total loans held to maturity were $6.37 billion at September 30, 2017, compared to $5.35 billion at year-end 2016, an increase of $1.02 billion or 19%. This change includes $96.4 million of total loans held to maturity, at fair value, acquired in the Founders Bancorp transaction and $985.4 million of total loans held to maturity acquired at fair value in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total loans held to maturity decreased $60.2 million or 1% since year-end 2016. Excluding the loans acquired in the Citywide Banks of Colorado, Inc. transaction, total loans held to maturity increased $62.9 million during the third quarter of 2017, and six of the Heartland bank subsidiaries experienced net organic loan growth during the quarter. Price competition for quality loans remains intense, and Heartland remains committed to its pricing strategy, disciplined credit approach and emphasis on the client relationship.

The table below presents the composition of the loan portfolio as of September 30, 2017, and December 31, 2016, in thousands:

LOAN PORTFOLIO	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$1,613,903	25.31%	$1,287,265	24.04%
Commercial real estate	3,163,953	49.63	2,538,582	47.42
Agricultural and agricultural real estate	511,764	8.03	489,318	9.14
Residential mortgage	635,611	9.97	617,924	11.54
Consumer	450,088	7.06	420,613	7.86
Gross loans receivable held to maturity	6,375,319	100.00%	5,353,702	100.00%
Unearned discount	(605)		(699)
Deferred loan fees	(1,299)		(1,284)
Total net loans receivable held to maturity	6,373,415		5,351,719
Allowance for loan losses	(54,885)		(54,324)
Loans receivable, net	$6,318,530		$5,297,395

Loans secured by real estate, either fully or partially, totaled $4.25 billion or 67% of gross loans at September 30, 2017. Exclusive of purchase accounting valuations and the loans acquired in the third quarter of 2017, 52% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's real estate secured loans at September 30, 2017, and December 31, 2016, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2017	December 31, 2016
Residential real estate, excluding residential construction and residential lot loans	$989,112	$1,030,190
Industrial, manufacturing, business and commercial	461,281	474,632
Agriculture	254,315	255,046
Retail	350,888	332,009
Office	335,057	347,334
Land development and lots	132,625	127,700
Hotel, resort and hospitality	163,076	151,571
Multi-family	185,634	185,559
Food and beverage	107,846	102,225
Warehousing	125,231	120,471
Health services	132,785	147,412
Residential construction	93,968	143,962
All other	169,912	172,617
Loans acquired in the quarter	775,587	—
Purchase accounting valuations	(30,806)	(17,559)
Total loans secured by real estate	$4,246,511	$3,573,169

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

Nonperforming loans were $65.8 million or 1.03% of total loans at September 30, 2017, compared to $64.4 million or 1.20% of total loans at December 31, 2016. At September 30, 2017, approximately $29.6 million or 45% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to eight borrowers. The portion of Heartland's nonperforming loans covered by government guarantees was $23.2 million at September 30, 2017, and $17.3 million at December 31, 2016, which includes $16.2 million and $14.3 million, respectively, of repurchased residential real estate loans.

During the third quarter of 2017, Heartland sold substantially all of its GNMA loan servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The sale effectively eliminates Heartland's obligation, as a GNMA loan servicer, to repurchase any additional non-performing government guaranteed residential real estate loans from the GNMA loan pools. In addition, any GNMA government guaranteed residential real estate loans originated after July 1, 2017, by Heartland's subsidiary banks are sold into the secondary market with servicing released.

The allowance for loan losses was 0.86% of loans at September 30, 2017, compared to 1.02% at December 31, 2016, and 83.41% and 84.37% of nonperforming loans at September 30, 2017, and December 31, 2016, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.17% at September 30, 2017, and 1.22% at December 31, 2016. At September 30, 2017, valuation reserves totaled $42.8 million and covered $1.75 billion of acquired loans. At December 31, 2016, valuation reserves totaled $25.3 million and covered $956.0 million of acquired loans.

Loans delinquent 30 to 89 days as a percent of total loans was 0.33% at September 30, 2017, in comparison with 0.37% at December 31, 2016.

The table below presents the changes in the allowance for loan losses during the three- and nine-month periods ended September 30, 2017 and 2016, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended September 30,
	2017	2016
Balance at beginning of period	$54,051	$51,756
Provision for loan losses	5,705	5,328
Recoveries on loans previously charged off	888	852
Charge-offs on loans	(5,759)	(3,283)
Balance at end of period	$54,885	$54,653
Annualized ratio of net charge offs to average loans	0.31%	0.17%

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$54,324	$48,685
Provision for loan losses	10,235	9,513
Recoveries on loans previously charged off	2,569	4,294
Charge-offs on loans	(12,243)	(7,839)
Balance at end of period	$54,885	$54,653
Annualized ratio of net charge offs to average loans	0.23%	0.09%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2017	2016	2016	2015
Nonaccrual loans	$63,456	$57,799	$64,299	$39,655
Loans contractually past due 90 days or more	2,348	105	86	—
Total nonperforming loans	65,804	57,904	64,385	39,655
Other real estate	13,226	10,740	9,744	11,524
Other repossessed assets	773	821	663	485
Total nonperforming assets	$79,803	$69,465	$74,792	$51,664
Performing troubled debt restructured loans(1)	$10,040	$10,281	$10,380	$11,075
Nonperforming loans to total loans	1.03%	1.06%	1.20%	0.79%
Nonperforming assets to total loans plus repossessed property	1.25%	1.27%	1.39%	1.03%
Nonperforming assets to total assets	0.82%	0.85%	0.91%	0.67%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the third quarter of 2017 and the first nine months of 2017, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2017	$66,091	$9,269	$675	$76,035
Loan foreclosures	(425)	408	17	—
Net loan charge-offs	(4,871)	—	—	(4,871)
Acquired nonperforming assets	1,075	6,916	—	7,991
New nonperforming loans	9,117	—	—	9,117
Reduction of nonperforming loans(1)	(5,183)	—	—	(5,183)
OREO/Repossessed assets sales proceeds	—	(3,315)	(13)	(3,328)
OREO/Repossessed assets writedowns, net	—	(52)	(4)	(56)
Net activity at Citizens Finance Co.	—	—	98	98
September 30, 2017	$65,804	$13,226	$773	$79,803

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2016	$64,385	$9,744	$663	$74,792
Loan foreclosures	(4,955)	4,710	245	—
Net loan charge-offs	(9,674)	—	—	(9,674)
Acquired nonperforming assets	1,075	6,916	—	7,991
New nonperforming loans	37,636	—	—	37,636
Reduction of nonperforming loans(1)	(22,663)	—	—	(22,663)
OREO/Repossessed assets sales proceeds	—	(7,560)	(217)	(7,777)
OREO/Repossessed assets writedowns, net	—	(584)	(10)	(594)
Net activity at Citizens Finance Co.	—	—	92	92
September 30, 2017	$65,804	$13,226	$773	$79,803

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 24% and 26% of total assets at September 30, 2017, and December 31, 2016, respectively. Total available for sale securities as of September 30, 2017, were $2.09 billion, an increase of $247.5 million or 13% from $1.85 billion at December 31, 2016. The increase is primarily attributable to the Citywide Banks of Colorado, Inc. transaction completed in the third quarter of 2017.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity securities and other, by major category, as of September 30, 2017, and December 31, 2016, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$7,415	0.31%	$4,700	0.22%
Mortgage-backed securities	1,565,400	65.97	1,290,500	60.56
Obligation of states and political subdivisions	760,329	32.04	799,806	37.53
Equity securities	16,596	0.70	14,520	0.68
Other securities	23,176	0.98	21,560	1.01
Total securities	$2,372,916	100.00%	$2,131,086	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage-backed securities was 66% at September 30, 2017, compared to 61% at December 31, 2016. Approximately 74% of Heartland's mortgage-backed securities were issued by government-sponsored enterprises at September 30, 2017. Heartland's securities portfolio had an expected modified duration of 4.83 years as of September 30, 2017, compared to 4.34 years at year-end 2016.

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

At September 30, 2017, Heartland had $23.2 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $8.23 billion as of September 30, 2017, compared to $6.85 billion at year-end 2016, an increase of $1.38 billion or 20%. This increase included $181.5 million of deposits, at fair value, acquired in the Founders Bancorp transaction and $1.21 billion of deposits, at fair value, acquired in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total deposits decreased $7.1 million or less than 1% since December 31, 2016.

The table below presents, in thousands, the composition of Heartland's deposits by category as of September 30, 2017, and December 31, 2016:

DEPOSITS	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Demand	$3,009,940	36.56%	$2,202,036	32.16%
Savings	4,227,340	51.36	3,788,089	55.32
Time	994,604	12.08	857,286	12.52
Total	$8,231,884	100.00%	$6,847,411	100.00%

Demand deposits totaled $3.01 billion at September 30, 2017, an increase of $807.9 million or 37% since year-end 2016, with $626.7 million of the increase attributable to the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions. Excluding demand deposits acquired in these transactions, demand deposits increased $181.2 million or 8% since year-end 2016. Savings deposits increased $439.3 million or 12% to $4.23 billion at September 30, 2017 from $3.79 billion at December 31, 2016. Excluding savings deposits of $619.0 million acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions, savings deposits decreased $179.7 million or 5% since year-end 2016. Time deposits increased $137.3 million or 16% since December 31, 2016, and exclusive of $145.9 million of time deposits acquired in 2017, time deposits decreased $8.6 million or 1% since year-end 2016.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2017, and December 31, 2016, in thousands:

	September 30, 2017	December 31, 2016
Securities sold under agreement to repurchase	$133,985	$229,555
Federal funds purchased	2,400	40,200
Advances from the FHLB	25,000	30,367
Notes payable to unaffiliated banks	5,000	—
Other short-term borrowings	5,486	6,337
Total	$171,871	$306,459

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $171.9 million at September 30, 2017, compared to $306.5 million at year-end 2016, a decrease of $134.6 million or 44%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $134.0 million at September 30, 2017, compared to $229.6 million at December 31, 2016, a decrease of $95.6 million or 42%. In addition to seasonal fluctuations, these balances declined as a result of Heartland's focus on reducing the volume of retail repurchase agreement activity so that the securities pledged under these repurchase agreements would be unencumbered. The treasury management teams at the Heartland bank subsidiaries introduced other value-added cash management tools and loss prevention services to these customers to further enhance their cash management alternatives.

Also included in short-term borrowings is a $25.0 million revolving credit line agreement Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. The borrowing capacity on this revolving credit line was increased from $20.0 million to $25.0 million on June 14, 2017. During the third quarter of 2017, Heartland had advances of $20.0 million and repayments of $15.0 million on this line. The outstanding balance at September 30, 2017, was $5.0 million compared to $0 at December 31, 2016.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
Advances from the FHLB	$6,771	$6,975
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	137,222	115,232
Senior notes	11,000	16,000
Note payable to unaffiliated bank	34,667	37,667
Contracts payable for purchase of real estate and other assets	1,965	2,339
Subordinated notes	73,964	73,857
Other borrowings	5,884	6,464
Total	$301,473	$288,534

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt, and obligations under trust preferred capital securities. As of September 30, 2017, the amount of other borrowings was $301.5 million, an increase of $12.9 million or 4% since year-end 2016.

At September 30, 2017, $137.2 million of trust preferred securities were outstanding compared to $115.2 million outstanding at December 31, 2016, which is an increase of $22.0 million or 19%. Heartland acquired $21.6 million of trust preferred securities at fair value in the Citywide Banks of Colorado, Inc. transaction.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $75.0 million. At September 30, 2017, $34.7 million was outstanding on this non-revolving credit line compared to $37.7 million outstanding at December 31, 2016. The balance of the $34.7 million note is due in April 2021. At September 30, 2017, Heartland had $39.3 million available on this non-revolving credit facility, of which no balance was drawn. Any balance on this non-revolving credit facility is due in June 2018.

Subordinated notes totaling $74.0 million and $73.9 million were outstanding at September 30, 2017, and December 31, 2016, respectively. During the first quarter of 2017, $167,000 of subordinated convertible notes were converted into 6,128 shares of Heartland common stock, and the remaining balance of the subordinated convertible notes totaling $391,100 was converted into 14,353 shares of Heartland common stock during the third quarter of 2017.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of September 30, 2017, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/17(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$25,774	03/17/2004	2.75% over LIBOR	4.07%(2)	03/17/2034	12/17/2017
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.63%(3)	04/07/2036	01/07/2018
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	2.80%(4)	09/15/2037	12/15/2017
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.80%(5)	09/01/2037	12/01/2017
Morrill Statutory Trust I	8,876	12/19/2002	3.25% over LIBOR	4.58%(6)	12/26/2032	12/26/2017
Morrill Statutory Trust II	8,503	12/17/2003	2.85% over LIBOR	4.17%(7)	12/17/2033	12/17/2017
Sheboygan Statutory Trust I	6,331	09/17/2003	2.95% over LIBOR	4.27%	09/17/2033	12/17/2017
CBNM Capital Trust I	4,297	09/10/2004	3.25% over LIBOR	4.57%	12/15/2034	12/15/2017
Citywide Capital Trust III	6,313	12/19/2003	2.80% over LIBOR	4.11%	12/19/2033	01/23/2018
Citywide Capital Trust IV	4,166	09/30/2004	2.20% over LIBOR	3.51%	09/30/2034	02/23/2018
Citywide Capital Trust V	11,241	05/31/2006	1.54% over LIBOR	2.86%	07/25/2036	12/15/2017
	$137,358

(1) Effective weighted average interest rate as of September 30, 2017, was 5.08% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of September 30, 2017, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of September 30, 2017, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of September 30, 2017, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of September 30, 2017, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of September 30, 2017, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of September 30, 2017, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

CAPITAL REQUIREMENTS

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015, and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords ("Basel III") regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and substantially amended the regulatory risk-based capital rules applicable to Heartland. Under Basel III, Heartland must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2017 is 1.25%.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2017	13.58%	11.84%	10.01%	9.48%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,517,635	$7,517,635	$7,517,635	N/A
Average Assets	N/A	N/A	N/A	$9,387,922

December 31, 2016	14.01%	11.93%	10.09%	9.28%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$6,335,807	$6,335,807	$6,335,807	N/A
Average Assets	N/A	N/A	N/A	$8,147,357

Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $244.6 million and $182.1 million at September 30, 2017, and December 31, 2016, respectively under the capital requirements to remain well capitalized. At September 30, 2017, and December 31, 2016, retained earnings that could be available for the payment of dividends under the most restrictive minimum capital requirements totaled $394.9 million and $308.9 million, respectively.

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

During the first quarter of 2017, 333 shares of the Heartland Series D convertible preferred stock issued in the CIC Bancshares, Inc. acquisition were converted into 13,283 shares of Heartland common stock, and $167,000 of the subordinated convertible notes assumed in the acquisition were converted into 6,128 shares of Heartland common stock. The remaining subordinated convertible debt balance of $391,100 related to the CIC Bancshares, Inc., acquisition were converted to 14,353 shares of common stock during the third quarter of 2017.

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

Common stockholders' equity was $980.7 million at September 30, 2017, compared to $739.6 million at December 31, 2016. Book value per common share was $32.75 at September 30, 2017, compared to $28.31 at year-end 2016. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustment for unrealized gains and losses on securities available for sale and derivative instruments. Heartland had unrealized losses on securities available for sale, net of applicable taxes, of $20.1 million at September 30, 2017, compared to unrealized losses of $30.2 million at December 31, 2016.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2017, and December 31, 2016, commitments to extend credit aggregated $2.03 billion and $1.57 billion, respectively. Standby letters of credit aggregated $52.3 million at September 30, 2017, and $46.1 million at December 31, 2016.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2016, and there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. On June 14, 2017, Heartland's revolving credit agreement with an unaffiliated bank was increased to $25.0 million from $20.0 million of maximum borrowing capacity. At September 30, 2017, $5.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At September 30, 2017, $39.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of September 30, 2017.

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

Operating activities provided cash of $129.9 million during the first nine months of 2017 compared to cash provided of $96.7 million during the first nine months of 2016. The largest factor in this change was the activity in loans originated for sale and the proceeds on sales of loans held for sale, which provided cash of $25.5 million during the first nine months of 2017 compared to using $3.5 million in cash during the first nine months of 2016.

Investing activities provided cash of $156.6 million during the first nine months of 2017 compared to providing cash of $168.7 million during the first nine months of 2016. The proceeds from sales, paydowns and maturities of securities available for sale and held to maturity were $1.30 billion during the first nine months of 2017 compared to $912.0 million during the first nine months of 2016. Cash used for the purchase of securities available for sale totaled $1.30 billion during the first nine months of 2017 compared to $888.9 million during the first nine months of 2016. Net decreases in loans provided cash of $45.1 million and $138.7 million during the first nine months of 2017 and 2016, respectively. Also contributing to cash provided by investing activities was net cash and cash equivalents received in acquisitions, which totaled $71.1 million during the first nine months of 2017 compared to $8.1 million during the first nine months of 2016.

Financing activities used cash of $193.5 million during the first nine months of 2017 compared to using cash of $322.1 million during the first nine months of 2016. A net increase in demand deposits provided cash of $181.2 million during the first nine months of 2017 compared to providing cash of $160.3 million during the first nine months of 2016. The net decrease in savings deposits used cash of $179.7 million for the first nine months of 2017 compared to providing cash of $51.5 million during the first nine months of 2016. A net decrease in time deposits used cash of $8.6 million during the first nine months of 2017 compared to using cash of $353.1 million during the first nine months of 2016. Short-term borrowings activity, including short-term FHLB activity and revolving credit line agreement activity, used cash of $169.0 million during the first nine months of 2017 compared to using cash of $115.6 million during the first nine months of 2016. Other borrowing activity used cash of $8.6 million during the first nine months of 2017 compared to providing cash of $24.4 million during the first nine months of 2016. Included in the use of cash during the first nine months of 2016 was cash of $81.7 million used for the redemption of Heartland's Series C Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund program.

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

Heartland's revolving credit line agreement with an unaffiliated bank provides a maximum borrowing capacity of $25.0 million. During the third quarter of 2017, Heartland had advances of $20.0 million and repayments of $15.0 million on this line. At September 30, 2017, $5.0 million was outstanding on this agreement. Heartland also has a non-revolving credit line with the same unaffiliated bank, which had $39.3 million of borrowing capacity at September 30, 2017, of which no balance had been drawn.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first nine months of 2017.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the “as of” date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2017, and September 30, 2016, provided the following results, in thousands:

	2017		2016
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$343,033	(2.69)%	$278,279	(2.74)%
Base	$352,502		$286,122
Up 200 Basis Points	$351,265	(0.35)%	$286,325	0.07%
Year 2
Down 100 Basis Points	$326,965	(7.24)%	$264,054	(7.71)%
Base	$354,238	0.49%	$286,429	0.11%
Up 200 Basis Points	$369,712	4.88%	$298,565	4.35%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both September 30, 2017, and December 31, 2016, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended September 30, 2017, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the nine months ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

______________
(1) Filed herewith.

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

Dated: November 8, 2017