Form 10-K
period 2017-12-31
HEARTLAND FINANCIAL USA INC
filed 2018-02-28
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,163,696,144.

As of February 27, 2018, the Registrant had issued and outstanding 31,054,186 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2018 Annual Shareholders Meeting to be held on May 16, 2018, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2017, Heartland had total assets of $9.81 billion, total loans of $6.39 billion and total deposits of $8.15 billion. Heartland’s total capital as of December 31, 2017, was $991.5 million. Net income available to common stockholders for 2017 was $75.2 million.

Heartland conducts a community banking business through independently chartered community banks (collectively, the "Banks") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Banks are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are our current ten Banks, which, as of the date of this Annual Report on Form 10-K, operate a total of 118 banking locations:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•	Illinois Bank & Trust, Rockford, Illinois, is chartered under the laws of the state of Illinois.

•	Wisconsin Bank & Trust, Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.

•	Citywide Banks (formerly known as Centennial Bank and Trust), Denver, Colorado, is chartered under the laws of the state of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.

•	Morrill & Janes Bank and Trust Company, Merriam, Kansas, is chartered under the laws of the state of Kansas.

•	Premier Valley Bank, Fresno, California, is chartered under the laws of the state of California.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•	DB&T Insurance, Inc., a multi-line insurance agency, with one wholly-owned subsidiary:

•	Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency with the primary purpose of providing online insurance products to consumers and small business clients in Bank markets.

•	DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

Heartland has three active non-bank subsidiaries as listed below:

•	Citizens Finance Parent Co., a consumer finance company with two wholly-owned companies:

•	Citizens Finance Co., a consumer finance company with offices in Iowa and Wisconsin.

•	Citizens Finance of Illinois Co., a consumer finance company with offices in Illinois.

•	Heartland Community Development Inc., a property management company with the primary purpose of holding and managing certain nonperforming assets acquired from the Banks.

In addition, as of December 31, 2017, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities, including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV and Citywide Capital Trust V.

All of Heartland’s subsidiaries were wholly owned as of December 31, 2017.

The principal business of our Banks consists of making loans to and accepting deposits from businesses and individuals. Our Banks provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships, and through management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing strong banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts, health savings accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, small business, agricultural, real estate mortgage, consumer, and credit cards for commercial, business and personal use.

We enhance the customer-centric local services of our Banks with a full complement of value-added services, including wealth management, investment and insurance services. We provide contemporary technology solutions that provide our customers convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, credit and debit cards and automated teller machines.

Business Model and Operating Philosophy

Heartland’s operating philosophy is to maximize the benefits of a community banking model by:

1.	Creating strong community ties through customer-centric local bank delivery of products and services.

•	Deeply rooted local leadership and boards

•	Local community knowledge and relationships

•	Local decision-making

•	Independent charters

•	Locally recognized brands

•	Commitment to an exceptional customer experience

2.	Providing extensive banking services to increase revenue.

•	Full range of commercial products, including government guaranteed lending and treasury management services

•	Private client services, including investment management, trust, retirement plans and brokerage and investment services

•	Convenient and competitive retail products and services, including consumer finance

•	Residential mortgage origination

•	Providing added client value through consultative relationship building

3.	Centralizing back-office operations for efficiency.

•	Leverage expertise across all Banks

•	Contemporary technology for account processing and delivery systems

•	Efficient back-office support for loan processing and deposit operations

•	Centralized loan underwriting and collections

•	Centralized loss management and risk analysis

•
Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks." While we are committed to a community banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Banks operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, and lending and deposit structure management.

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for our directors and executive management and have an employee stock purchase plan available to employees.

We maintain a strong community commitment by encouraging the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Expansion Strategy

Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve. In the current environment, we are continuing to seek opportunities for growth through acquisitions. Although we are focused on opportunities in our existing and adjacent markets, we would consider acquisitions in new growth markets if they fit our business model, support our customer-centric culture, provide a sufficient return on investment and would be accretive to earnings within the first year of combined operations. We typically consider acquisitions of established financial institutions, primarily commercial banks or thrifts. We have also formed de novo banking institutions in locations determined to have high growth market potential and management with banking expertise and a philosophy similar to our own.

In recent years, we have focused on markets with growth potential in the Midwestern and Western regions of the United States. Our strategy is to balance the growth in our Western markets with the stability of our Midwestern markets.

Through acquisition and organic growth, our goal is to reach at least $1 billion in assets in each state where Heartland operates. To that end, as of December 31, 2017, Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, and Citywide Banks each have assets over $1 billion.

The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into
1988	Citizens Finance Co.		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(1)	X		N/A
1997	Cottage Grove State Bank(2)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(3)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(3)		X	Summit Bank & Trust(3)
2017	Founders Community Bank		X	Premier Valley Bank
2017	Citywide Banks		X	Centennial Bank and Trust(4)

(1) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(2) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.
(3) Summit Bank & Trust changed its name to Centennial Bank and Trust upon the acquisition of Centennial Bank.
(4) Centennial Bank and Trust changed its name to Citywide Banks upon the acquisition of Citywide Banks.

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc. in a transaction valued at approximately $61.4 million, of which $7.7 million was cash and the remainder was settled by delivery of approximately 1,001,246 shares of Heartland common stock. As of December 31, 2017, Signature Bank had total assets of $409.2 million, including $339.1 million of gross loans held to maturity, and deposits of $368.1 million. Signature Bank was merged with Heartland’s wholly-owned subsidiary Minnesota Bank & Trust, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc. The systems conversion for this transaction is expected to occur in the second quarter of 2018.

On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of December 31, 2017, FirstBank & Trust Company had total assets of $929.6 million, including $669.3 million of gross loans held to maturity, and deposits of $821.9 million. FirstBank & Trust Company will operate as a wholly-owned subsidiary of Heartland. The transaction is expected to close in the second quarter of 2018.

Primary Business Lines

General
Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. We provide a contemporary menu of traditional and non-traditional service channels including online banking, mobile banking and telephone banking. Our Banks provide a comprehensive suite of banking services comprised of competitively priced deposit and innovative credit offerings, along with treasury management and private client services.

Our bankers actively solicit the business of new companies entering their market areas as well as established companies in their respective business communities. We believe that the Banks are successful in attracting new customers in their markets through professional service, a suite of comprehensive banking products, competitive pricing, innovative credit facilities, convenient locations and proactive communications.

Commercial Banking
Our Banks have a strong commercial loan base generated primarily through business networks and personal relationships in the communities they serve. The current portfolios of the Banks reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Generally, terms of commercial business loans range from one to five years.

Commercial bankers at the Banks provide a consultative customer-centric approach utilizing the comprehensive suite of banking products and services to deliver tailored solutions to the client in an organized and efficient manner both for the client and the bank. Bankers are trained and experienced in providing consultative solutions to clients to assist them in accomplishing their business strategies and objectives. The suite of banking services used to accompany this approach are developed to be at the highest level in the industry and can be customized to fit the objectives of the client.

Closely integrated with our loan programs is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Our treasury management has five basic functions:

•	collection;

•	disbursement;

•	management of cash;

•	information reporting; and

•	fraud detection and prevention.

Our treasury management services suite includes online banking and bill payment, automated clearing house ("ACH") services, wire transfer, zero balance accounts, transaction reporting, lock box services, remote deposit capture, accounts receivable solutions, commercial purchasing cards, merchant credit card services, investment sweep accounts, reconciliation services, foreign exchange and several fraud prevention services, including check and electronic positive pay, and virus/malware protection service.

Many of the businesses in the communities we serve are small to mid-sized businesses, and commercial lending to small businesses has been, and continues to be, an emphasis for the Banks. The table below shows the certifications granted to the Banks from the United States Small Business Administration ("SBA") and United States Department of Agriculture (the "USDA") Rural Development Business and Industry loan program.

Bank	SBA Express Lender	SBA Preferred Lender	SBA Certified Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X	X		X
New Mexico Bank & Trust	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X	X
Citywide Banks	X
Minnesota Bank & Trust	X
Morrill & Janes Bank and Trust Company	X	X	X	X
Premier Valley Bank	X	X	X	X

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

In order to limit underwriting risk, we are committed to ensuring that all loan personnel are well trained. We use a third-party assessment to assess the credit skills and training needs for our loan personnel, and we have developed specific individualized training. All new lending personnel are expected to complete a similar diagnostic training program. Centralized staff in the credit administration department assists all of the commercial and agricultural lending officers of the Banks in the analysis and underwriting of credit.

In addition to the lending personnel of the Banks reporting to their respective board of directors each month, we use an internal loan review function to analyze credits of the Banks and provide periodic reports to their boards of directors. To reduce the risk of loss, we have processes to help identify problem loans early, and we aggressively seek resolution of credit problems.

As a result of the economic recession between 2008 and 2011, an internal Special Assets group was formed to focus on resolving assets. Commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank on a monthly basis.

Small Business Banking
In 2013, Heartland established a Small Business Lending Center dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit offerings and convenient electronic banking services, as well as wealth management, retirement plan services and brokerage services. The Banks have designated business bankers and banking center managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Banks with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices and the Morrill & Janes Bank & Trust Company's northeast Kansas banking offices. Agricultural loans constituted approximately 8% of our total loan portfolio at December 31, 2017. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

In underwriting agricultural loans, the lending officers of the Banks work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Banks also work closely with governmental agencies, including the FSA, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Residential Real Estate Mortgage Lending
Mortgage lending remains a focal point for Heartland as we continue to strengthen our residential real estate lending business. As long-term interest rates have remained at low levels during the past several years, many customers have elected mortgage loans that are fixed rate with fifteen- year or thirty-year maturities. We generally sell these loans into the secondary market and retain servicing rights. We believe that mortgage servicing on loans sold in the secondary market provides a relatively steady source of fee income compared to fees generated solely from mortgage origination operations. Moreover, the retention of servicing provides an opportunity to maintain ongoing contact with borrowers and to cross-sell a wide variety of additional services such as checking, savings, consumer loans, wealth management and investment products. At December 31, 2017, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSEs"), totaled $3.56 billion.

As with agricultural and commercial loans, we encourage participation in lending programs sponsored by U.S. government agencies when justified by market conditions. Loans insured or guaranteed under programs through the Veterans Administration (the "VA") and the Federal Home Administration (the "FHA") are offered at all of the Banks.

Our mortgage unit, which operates as a division of our lead bank, Dubuque Bank and Trust Company, provides operational, administrative and back office support for our Banks to offer a full complement of mortgage services. Residential mortgage lending services are provided as a direct channel under the brand, "National Residential Mortgage."

Dubuque Bank and Trust Company has been a Ginnie Mae ("GNMA") issuer since 2012 for the GNMA I and II single-family mortgage-backed securities program. As a GNMA issuer, Dubuque Bank and Trust Company is allowed to pool and securitize FHA loans, VA loans, and Department of Agriculture's Rural Development loans. Beginning July 1, 2017, any GNMA government guaranteed residential real estate loans originated by Heartland's banks are sold into the secondary market with servicing released.

Retail Banking
A wide variety of retail banking services are delivered through our 118 banking centers. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs"), health savings accounts ("HSAs") and consumer credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Banks include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

Our Banks continue to enhance our retail customers' banking experience through the addition of secure electronic banking options including on-line account opening and mobile banking. Our retail customers receive high-touch service in our banking center locations and further enjoy the convenience of on-line bill pay, mobile deposit, and 24-hour access to account detail. As technology advances, we are committed to offering our customers the convenience of online and mobile delivery channels with the security they expect.

Consumer Finance
Our consumer finance company, Citizens Finance Parent Co., specializes in consumer lending and currently serves the consumer credit needs of nearly 16,000 customers from 14 locations in Iowa, Illinois and Wisconsin. Citizens Finance Parent Co., through its subsidiaries Citizens Finance Co. and Citizens Finance of Illinois Co., and typically lends to borrowers with past credit problems or limited credit histories. Heartland expects to incur a higher level of credit losses on Citizens' loans compared to consumer loans originated by the Banks. Correspondingly, returns on these loans are higher than those at the Banks.

Private Client Services
Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust and Morrill & Janes Bank and Trust Company offer trust and investment services in their respective communities. In the Heartland markets that do not yet warrant a full trust department, the sales and administration of trust and investment services is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2017, total trust assets under management were $2.31 billion. Collectively, the Banks provide a full complement of trust, investment and financial planning services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b) and Profit Sharing plans.

Heartland has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at all of the Banks. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance, Inc. and Heartland Financial USA, Inc. Insurance Services.

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We strive to balance the growth in our Western markets with the stability of our Midwestern markets. The following table sets forth certain information about the offices and total deposits of each of the Banks as of December 31, 2017, (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
IA	Dubuque Bank and Trust Company	9	Dubuque MSA	$1,084,415
		2	Lee County
IL	Illinois Bank & Trust	2	Galena	$692,227
		2	Jo Daviess County
		4	Rockford MSA
		2	Whiteside County
WI	Wisconsin Bank & Trust	3	Madison MSA	$890,835
		1	Green Bay MSA
		7	Sheboygan MSA
		1	Calumet County
		2	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,229,324
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	8	Phoenix MSA	$522,490
MT	Rocky Mountain Bank	3	Billings MSA	$424,487
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
CO	Citywide Banks	12	Denver MSA	$1,895,540
		4	Jefferson County
		2	Arapahoe County
		2	Boulder County
		2	Eagle County
		1	Grand County
		1	Routt County
		1	Clear Creek County
		1	Summit County
MN	Minnesota Bank & Trust	1	Minneapolis/St. Paul MSA	$178,036
KS	Morrill & Janes Bank and Trust Company	4	Kansas City MSA	$563,638
		1	Nemaha County
		2	Brown County
		1	Atchison County
		1	Dallas, TX MSA
CA	Premier Valley Bank	1	Fresno MSA	$705,142
		1	Madera County
		1	Mariposa County
		4	San Luis Obispo County
		1	Tuolumne County

Heartland's consumer finance company, Citizens Finance Parent Co., operates two subsidiary companies in the following locations:

Citizens Finance Co.		Citizens Finance of Illinois Co.
•	Cedar Rapids, IA	•	Aurora, IL
•	Davenport, IA	•	Crystal Lake, IL
•	Des Moines, IA	•	Elgin, IL
•	Dubuque, IA	•	Loves Park, IL
•	Appleton, WI	•	Peoria, IL
•	Madison, WI	•	Springfield, IL
•	Milwaukee, WI	•	Tinley Park, IL

C.  COMPETITION

We face direct competition for deposits, loans and other financial related services. To compete effectively, develop our market share, maintain flexibility and keep pace with changing economic and social conditions, we continuously refine and develop our banking products and services. We have found the principal methods of competing in the financial services industry are through personal service, product selection, convenience and technology.

The market areas of the Banks are highly competitive, and our competitors are comprised of other commercial banks, credit unions, thrifts, stock brokers, mutual fund companies, mortgage companies and loan production offices, insurance companies and on-line providers and other non-bank financial service companies. Some of these competitors are local, while others are regional, national or global.

Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. As a result of the enactment of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in 2010, substantial changes to the regulation of bank holding companies and their subsidiaries have occurred, significantly changing the regulatory environment in which we operate.

The financial services industry is also likely to face heightened competition as technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

We believe we are positioned to compete for loans effectively through the array and quality of the credit services we provide, and the high-touch, customer-centric way in which we provide them. We invest in building long-lasting customer relationships, and our strategy is to serve our customers above and beyond their expectations through excellence in customer service and providing banking solutions that are tailored to our customers’ needs. We believe that our long-standing presence and commitment to the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining consumer and business customers. We continue to attract deposit-oriented customers by offering personal attention, combined with contemporary electronic banking convenience, professional service and competitive interest rates. The breadth of our product suite, coupled with our superior customer service allows us to compete favorably with our larger competitors.

D. EMPLOYEES

At December 31, 2017, Heartland employed 2,008 full-time equivalent employees, none of whom are covered by a collective bargaining agreement.

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

As a bank holding company with subsidiary banks chartered under the laws of ten different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Banks is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"); the California Department of Business Oversight, Division of Financial Institutions (the "California Division"); the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"); the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"); the Iowa Superintendent of Banking (the "Iowa Superintendent"); the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"); the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"); the Montana Division of Banking and Financial Institutions (the "Montana Division"); the New Mexico Financial Institutions Division (the "New Mexico FID"); and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks, rather than stockholders.

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

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Morrill & Janes Bank and Trust Company and Premier Valley Bank, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority permits Heartland to engage in a variety of banking-related businesses, including consumer finance, equipment leasing, mortgage banking, brokerage and the operation of a computer service bureau (which may engage in software development). Under the Dodd-Frank Act, however, any non-bank subsidiary would be subject to regulation no less stringent than the regulation applicable to the lead bank of the bank holding company. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. As of the date of this Annual Report on Form 10-K, Heartland has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or persons acting in concert from acquiring "control" of an FDIC-insured institution or its holding company without prior notice to the appropriate federal bank regulator or any other company from acquiring "control" without Federal Reserve approval to become a bank holding company. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may exist at 10% ownership levels for public companies, such as Heartland, and under certain other circumstances. Each of the Banks is generally subject to similar restrictions on changes in control under the law of the state granting its charter.

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

In general, the regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into two components, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Beginning January 1, 2015, when the third installment of the Basel Accords ("Basel III") regulatory capital reforms became applicable to Heartland, a third category of capital, "Common Equity Tier 1 capital," has been added. It is tested against risk weighted assets. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and unrealized gains on equity securities. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

Until the implementation of the Basel III requirements, the Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, required holding companies with less than $10 billion of assets to comply with three capital ratios: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 3.0% for the most highly-rated banks with a minimum requirement of at least 4.0% for all others; (ii) a risk-based capital requirement consisting of a minimum ratio of Tier 1 capital to total risk-weighted assets (the "Tier1 Capital Ratio") of 4.0% and (iii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets (the "Total Capital Ratio") of 8.0%. The Basel III regulations, which became effective for Heartland and the Banks on January 1, 2015, (1) increased the minimum Leverage Ratio to 4.0% for all banks, (2) increased the Tier 1 Capital Ratio to 6.0% on January 1, 2015 and will increase the Tier 1 Capital Ratio to 8.5% on January 1, 2019, and (3) created a new requirement to maintain a ratio of Common Equity Tier 1 capital ("Common Equity Tier 1 Capital Ratio") to risk-weighted assets of 4.5% as of January 1, 2015, gradually increasing to 7.0% on January 1, 2019. The Basel III Rules require inclusion in Common Equity Tier 1 Capital of the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier1 capital, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Heartland and its banks elected not to include the effects of other comprehensive income in Common Equity Tier 1 Capital. Further, under the Basel III rules, if an institution grows beyond $15 billion in assets and makes an acquisition, its ability to include trust preferred securities in Tier 1 capital is phased out. However, the trust preferred securities issued by Heartland, as a holding company with less than $15 billion in assets, is grandfathered as Tier 1 capital by the Dodd-Frank Act.

Additional requirements may be imposed in the future. The Basel Committee has recently finalized a package of revisions to the Basel III framework, unofficially known as Basel IV. The changes are meant to improve the calculation of risk-weighted assets and the comparability of capital ratios. Federal banking regulators are expected to undertake one or more rulemakings in future years to implement these revisions in the United States. The ultimate impact on our capital and liquidity will depend on the final United States rulemakings and implementation process thereafter.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." Under current federal regulations, in order to be "well-capitalized" a financial institution must maintain a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Equity Tier 1 Capital Ratio of 6.5% or greater. As of December 31, 2017, Heartland had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies.

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

Income Tax Expense
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. As additional regulations and transition relief are adopted, we will continue to assess the impact of the Tax Cuts and Job Act on Heartland, including the following:

•	Federal Corporate Tax Rate
The legislation replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to Heartland by resulting in increased earnings and capital, it decreased the value of existing deferred tax assets. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the legislation be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded in the fourth quarter of 2017 was $10.4 million.

•	FDIC Insurance Premiums
The legislation prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of the FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. Heartland's ability to deduct FDIC premiums could be limited in future years.

•	Employee Compensation
A "publicly held corporation" is not permitted to deduct compensation in excess of $1 million per year paid to certain covered employees. Subject to a transition period, the legislation eliminates certain exceptions to the $1 million limit related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, Heartland's ability to deduct certain compensation paid to the most highly compensated employees will be limited.

•	Business Asset Expensing
The legislation allows taxpayers to immediately expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017, and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023, and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense
The legislation limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of "adjusted taxable income," defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because the Banks generate significant amounts of net interest income, this limitation is not expected to have an impact to Heartland's results of operations.

The foregoing description of the impact of the Tax Cuts and Jobs Act should be read in conjunction with Note 13," Income Taxes" of the notes to Consolidated Financial Statements.

The Banks

General
All of the Banks are state chartered, non-member banks, which means that they are all formed under state law and are not members of the Federal Reserve System. As a result, each Bank is subject to direct regulation by the banking authorities in the state in which it was chartered, as well as by the FDIC as its primary federal regulator.

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

Citywide Banks is a Colorado-chartered bank. As a Colorado-chartered bank, Citywide Banks is subject to the examination, supervision, reporting and enforcement requirements of the Colorado Division, the chartering authority for Colorado banks.

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

As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC using a risk-based assessment system based upon average total consolidated assets minus tangible equity of the insured bank.

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

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2017, the Banks paid supervisory assessments totaling $920,000.

Capital Requirements
Like Heartland, under current federal regulations, each Bank is required to maintain the minimum Leverage Ratio, Tier 1 Capital Ratio and Total Capital Ratio described under the caption "Heartland-Capital Requirements" above, and effective January 1, 2015, was required to comply with the enhanced capital requirements under the Basel III regulations, as well as the new Common Equity Tier 1 Capital Ratio. The capital requirements described above are minimum requirements and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulators regularly require new institutions to maintain higher capital ratios during the first few years after their formation, and may require additional capital to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2017: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) each of the Banks subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards," complied with the directive.

Liability of Commonly Controlled Institutions
Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because Heartland controls each of the Banks, the Banks are commonly controlled for purposes of these provisions of federal law.

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other related federal laws and regulations require financial institutions, including the Banks, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity. In May 2016, the Financial Crimes Enforcement Network published a final rule that requires financial institutions to develop policies, procedures and practices to prevent and deter money laundering. The program must be a written board-approved program that is reasonably designed to identify and verify the identities of beneficial owners of legal entity customers at the time a new account is opened. The program must, at a minimum (1) provide for a system of internal controls to assure ongoing compliance; (2) designate a compliance officer; (3) establish an ongoing employee training program; and (4) implement an independent audit function to test programs. Financial institutions must comply with the new rule beginning May 11, 2018. This rule will increase compliance costs for the Banks.

Dividend Payments
The primary source of funds for Heartland is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017.

As of December 31, 2017, approximately $242.3 million was available in retained earnings at the Banks for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.
Transactions with Affiliates
The Federal Reserve regulates transactions between Heartland and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit lending and other "covered transactions" between the Banks and their affiliates. The aggregate amount of covered transactions a Bank may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the Bank. The aggregate amount of covered transactions with all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

Covered transactions with affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. Covered transactions include (a) a loan or extension of credit by a Bank, including derivative contracts, (b) a purchase of securities issued to a Bank, (c) a purchase of assets by a Bank unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the Bank as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by a Bank on behalf of an affiliate.

Insider Transactions
The Banks are subject to certain restrictions imposed by federal law on extensions of credit to Heartland and its subsidiaries, on investments in the stock or other securities of Heartland and its subsidiaries and the acceptance of the stock or other securities of Heartland or its subsidiaries as collateral for loans made by the Banks. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Banks to its directors and officers, to directors and officers of Heartland and its subsidiaries, to principal stockholders of Heartland and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of Heartland or any of its subsidiaries or a principal stockholder of Heartland may obtain credit from banks with which the Banks maintain correspondent relationships.

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

In June 2016, the Federal Reserve Board issued supervisory guidance for assessing risk management for supervised institutions with total consolidated assets of less than $50 billion ("SR 16-11"). This guidance provides four key areas to evaluate in assessing a risk management system: board and senior management oversight of risk management; policies, procedures and limits; risk monitoring and management information systems and internal controls. In August 2017, the Federal Reserve Board issued a proposed guidance addressing supervisory expectations of boards of directors that includes a proposal to further revise and align the supervisory expectations of boards of directors in areas beyond risk management with the board expectations set forth in SR 16-11.

Branching Authority
Each of the Banks has the authority, pursuant to the laws under which it is chartered, to establish branches anywhere in the state in which its main office is located, subject to the receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

State Bank Investments and Activities
Each of the Banks generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state under which it is chartered. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. In May 2016, financial regulators proposed a rule replacing the 2011 proposed rule. While the proposed 2011 proposed rule was principles-based, the new proposed rule is prescriptive in nature and is intended to prohibit incentive-based compensation arrangements that could encourage inappropriate risk taking by providing excessive compensation or could lead to material financial loss. The new proposed rule would require financial institutions to consider compensation arrangements for "senior executive officers" and "significant risk takers" against several factors, and would require that such arrangements contain both financial and non-financial measures of performance. Until a final rule is issued, it is not clear whether and how this rule will ultimately impact the Banks.

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement Section 13 of the BHCA (adopted as part 619 of the Dodd-Frank Act), which prohibits banking entities (including Heartland and the Banks) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account, and prohibits certain interests in, or relationships with, a hedge fund or private equity fund. It also imposes rules regarding compliance programs. Commonly referred to as the "Volcker Rule," the final rule as originally adopted was effective on April 1, 2014 and would have required banking entities to conform their activities to its requirements by July 21, 2015. However, based upon announcements of the Federal Reserve Board in December 2014, certain key elements that require sale of investment in private equity and hedge funds were not effective until July 21, 2017. Heartland did not engage in any significant amount of proprietary trading, as defined in the Volcker Rule, and the impact of the Volcker Rule on Heartland's business activities and investment portfolio was minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland determined that the impact related to investments considered to be covered funds did not have a significant effect on its financial condition or results of operations.

Federal Reserve Liquidity Regulations
Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: (i) for transaction accounts aggregating $10.7 million or less, there is no reserve requirement; (ii) for transaction accounts over $10.7 million and up to $55.2 million, the reserve requirement is 3% of total transaction accounts; and (iii) for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

Community Reinvestment Act Requirements
The Community Reinvestment Act imposes a continuing and affirmative obligation on each of the Banks to help meet the credit needs of their respective communities, including low- and moderate-income neighborhoods, in a safe and sound manner. The FDIC and the respective state regulators regularly assess the record of each Bank in meeting the credit needs of its community. Applications for additional acquisitions would be subject to evaluation of the effectiveness of the Banks' in meeting their Community Reinvestment Act requirements.

Consumer Protection
The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services.
The CFPB has also been publishing complaints submitted by consumers regarding consumer financial products and services in a publicly-accessible online portal. In June 2015, the CFPB also began publishing complaint narratives from consumers that opted to have their narratives made public. The publication of complaint narratives could affect the Banks in the following ways: (i) complaint data might be used by the CFPB to make decisions regarding regulatory, enforcement or examination issues; and (ii) the publication of such narratives may have a negative effect on the reputation of those institutions that are the subject of complaints.

Mortgage Operations
Each of the Banks is subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The final rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

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

In October 2016, federal regulators issued a proposed rule to implement provisions of the Briggert-Waters Flood Insurance Reform Act. Federal law generally requires financial institutions to impose a mandatory purchase requirement for flood insurance for loans secured by certain real property located in areas with special flood hazards. The proposed rule outlines provisions for identifying when private flood insurance policies must be accepted and criteria to apply in determining whether certain types of coverage qualify as "flood insurance" for federal flood insurance law purposes. Until a final rule is issued, it is not clear whether and how this rule will ultimately impact the Banks.

Ability-to-Repay and Qualified Mortgage Rule
Effective on January 10, 2014, Regulation Z was amended to require mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The Banks primarily originate compliant qualified mortgages.

Risk Retention and Qualified Residential Mortgage Rule
In October 2014, the FDIC, the Federal Reserve and four other federal regulatory agencies issued a final rule to implement amendments to the Securities Exchange Act of 1934, as amended, that impose risk retention requirements on asset-backed securities. The final rule generally requires a sponsor of an asset-backed securitization to retain not less than 5% of the credit risk of the underlying asset. Certain securitizations that are comprised of "qualified residential mortgages" are exempt from the risk retention requirements, with qualified residential mortgage defined to be consistent with the definition of qualified mortgages. The final rule for residential securitizations was effective December 24, 2015, and rules for all other categories of covered asset-based securitizations were effective December 24, 2016. The operations of the Banks were not materially impacted by the final rule particularly since the Banks primarily originate qualified residential mortgages.

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

New laws or guidance with respect to data security could impact card issuers and increase compliance costs related to credit card or debit card products. However, it is currently uncertain what (if any) impact these developments will have on the Banks.

Increased Supervision and Regulation for Bank Holding Companies with Consolidated Assets of $10 Billion or More
Heartland currently has total consolidated assets of approximately $9.81 billion. If Heartland’s assets increase and exceed $10 billion, which is likely to occur in 2018, Heartland will become subject to increased supervision and regulation, including the following:

•	Risk Committee
Publicly traded bank holding companies with $10 billion or more in total assets are required to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be comprised only of independent directors and must include at least one risk management expert with experience in managing risk exposures of a large, complex firm.

•	Stress Testing
Pursuant to the Dodd-Frank Act, any banking organization, including whether a bank holding company or a depository institution, with more than $10 billion in total consolidated assets and regulated by a federal financial regulatory agency is required to conduct annual stress tests to ensure it has sufficient capital during periods of economic downturn. Currently, the Federal Reserve and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31 of the following year. Currently, the results of each year's stress tests are publicly disclosed in October, following each banking organization's submission.

•	Durbin Amendment
The Dodd-Frank Act included provisions (known as the "Durbin Amendment") which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011.  In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets. Based on estimated calculations using 2017 debit card volume, the impact of the Durbin Amendment would be approximately $6.0 million.

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
Our business activities and earnings are affected by general business conditions in the United States and particularly in the states in which our Banks operate. Factors such as the volatility of interest rates, home prices and real estate values, unemployment, credit defaults, increased bankruptcies, decreased consumer spending and household income, volatility in the securities markets, and the cost and availability of capital have negatively impacted our business in the past and may adversely impact us in the future. Economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

We could suffer material credit losses if we do not appropriately manage our credit risk.
There are many risks inherent in making any loan, including risks of dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, periodic independent reviews of outstanding loans by our loan review department and appropriate training of our credit administration staff. However, changes in the economy can cause the assumptions that we made at the time of loan origination to change and can cause borrowers to be unable to make payments on their loans. In addition, significant changes in collateral values can cause us to be unable to collect the full value of loans we make. We cannot assure you that our loan approval and monitoring procedures will reduce these credit risks.

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
Heartland's commercial loans were $4.81 billion (including $3.16 billion of commercial real estate loans), or approximately 75%, of our total loan portfolio as of December 31, 2017. Our commercial loans, which tend to be larger and more complex credits than loans to individuals, are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the customer's business and market conditions.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $3.16 billion, or approximately 66%, of our total commercial loan portfolio as of December 31, 2017. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. A weaker economy has an impact on the absorption period associated with lot and land development loans. When the source of repayment is reliant on the successful and timely sale of lots or land held for resale, a default on these loans becomes a greater risk. Economic events or governmental regulations outside of the control of Heartland or the borrower could negatively impact the future cash flow and market values of the affected properties.

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
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are discovered, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review at the time of underwriting a loan secured by real property, and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
At December 31, 2017, agricultural real estate loans totaled $244.9 million, or approximately 4%, of our total loan portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have a negative effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2017, these loans totaled $266.7 million, or approximately 4%, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of livestock.

We hold one- to four-family first-lien residential mortgage loans in our loan portfolio that may not meet the strict definition of a qualified mortgage.
The residential mortgage loans that we hold in our loan portfolio, which totaled $624.3 million, or approximately 10% of our total loan portfolio as of December 31, 2017, are primarily to borrowers we believe to be credit worthy based on internal standards and guidelines. Repayment is dependent upon the borrower's ability to repay the loan and the underlying value of the collateral. If we have overestimated or improperly calculated the abilities of the borrowers to repay those loans, default rates could be high, and we could face more legal process and costs in order to enforce collection of the loan obligations. If the value of the collateral is incorrect, we could face higher losses on the loans.

Our consumer loans generally have a higher degree of risk of default than our other loans.
At December 31, 2017, consumer loans totaled $447.5 million, or approximately 7%, of our total loan portfolio. Our consumer loan portfolio is comprised of home equity loans and other personal loans and lines of credit originated by our banks and loans originated by our consumer finance subsidiaries. Our consumer finance subsidiaries typically lend to borrowers with past credit problems or limited credit histories. These consumer loans typically have shorter terms and lower balances with higher yields as compared to one- to four-family first-lien residential mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Despite the current stable economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2017, our allowance for loan losses as a percentage of total loans was 0.87% and as a percentage of total nonperforming loans was approximately 88%. Although we believe that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Reserve that influence market interest rates, and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations, and specifically, our net interest income. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

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
We strive to maintain a diverse liability portfolio, and we manage portfolio diversification through our asset/liability committee process. However, even with our efforts to maintain diversification, we occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. Unanticipated, significant changes in these large balances could affect our liquidity risk and pricing risk, particularly within the portfolio of a single Bank, where the effects of the concentration would be greater than for Heartland as a whole. Our inability to manage deposit concentration risk could have a material adverse effect on our business, financial condition and results of operations.

Revenue from our mortgage banking operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans conducted through our banking locations, Heartland Mortgage and National Residential Mortgage unit. Our overall mortgage banking revenue is highly dependent upon the volume of loans we originate and sell in the secondary market. Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market and interest rate fluctuations. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

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
The primary source of funds for Heartland is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common stock and preferred stock, and to pay interest and principal on our debt.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
We maintained a balance of $2.49 billion, or 25% of our assets, in investment securities at December 31, 2017. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Operational Risks

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.

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

Interruption in or breaches of our network security, including the occurrence of a cyber incident or a deficiency in our cybersecurity, may result in a loss of customer business or damage to our brand image and could subject us to increased operating costs as well as litigation, regulatory sanctions and other liabilities.
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

Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to protect our computer systems, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. The occurrence of any failure, interruption, or security breach of our information systems could result in violations of privacy and other laws, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our models may be improper or ineffective.
We use quantitative systems, often referred to as modeling, which involve the input of date and assumptions, processing the information under conditions of uncertainty, and using the data output to support various processes or decisions. We apply various methods of model design, control and validation to help ensure that the risk appurtenant of our use of models remains at an acceptable level. Improper or ineffective design, controls or use of the models could have a material adverse effect on our business, financial condition and results of operations.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2017, we had goodwill of $236.6 million, representing approximately 24% of stockholders’ equity.

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

Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Cuts and Jobs Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities in future years. However, the new legislation also limits certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower corporate tax rate. In addition, as a result of the lower corporate tax rate, the value of our deferred tax assets decreased and we were required under GAAP to record a non-cash charge of $10.4 million to income tax expense in the fourth quarter of 2017. We will continue to monitor the evolving impact of the Tax Cuts and Jobs Act, which may differ from the foregoing description, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of this legislation. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Cuts and Jobs Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our balance sheet reflected approximately $42.2 million of deferred tax assets at December 31, 2017, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

Strategic and External Risks

Government regulation can result in limitations on our growth strategy.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the CFPB, and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, our ability to offer new products, our ability to obtain financing and other aspects of our strategy.

The soundness of other financial institutions could adversely affect our liquidity and operations.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Heartland or the Banks or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

Legal, Compliance and Reputational Risks

We are subject to extensive and evolving government regulation and supervision, which can increase the cost of doing business and lead to enforcement actions.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that we and the Banks may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with our and the Banks' insiders and affiliates and our payment of dividends.

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

We have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Act. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused our compliance and risk management processes, and the costs thereof, to increase. The Dodd-Frank Act established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, changing the base for deposit insurance assessments, introducing regulatory rate-setting for interchange fees charged to merchants for debit card transactions, enhancing the regulation of consumer mortgage banking, changing the methods and standards for resolution of troubled institutions, and changing the Tier 1 regulatory capital ratio calculations for bank holding companies.

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

More stringent requirements related to capital and liquidity may limit our ability to return earnings to stockholders or operate or invest in our business.
The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015, and ending on January 1, 2019. The final Basel III rules and changes required by the Dodd-Frank Act substantially amended the regulatory risk-based capital rules applicable to Heartland. Under Basel III, Heartland must hold a conservation buffer above the minimum capital requirement. The capital conservation buffer for 2017 is 1.25% above the minimum capital requirement, and the fully-phased in capital conservation buffer for 2019 is 2.50% above the minimum capital requirement.

Additional requirements may be imposed in the future. The Basel Committee has recently finalized a package of revisions to the Basel III framework, unofficially known as Basel IV. The changes are meant to improve the calculation of risk-weighted assets and the comparability of capital ratios. Federal banking regulators are expected to undertake one or more rulemakings in future years to implement these revisions in the United States. The ultimate impact on our capital and liquidity will depend on the final United States rulemakings and implementation process thereafter.

We will become subject to additional regulatory requirements when our total assets exceed $10 billion, which we anticipate occurring in 2018, and these additional requirements could have an adverse effect on our financial condition or results of operations.
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

Following the fourth consecutive quarter (and any applicable phase-in period) where our or any of the Banks' total average consolidated assets equals or exceeds $10 billion, we or the Banks, as applicable, will, among other requirements:

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

While we do not currently have $10 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. It is reasonable to assume that our total assets will exceed $10 billion at some point in 2018, based on our historic organic growth rates and our potential to grow through acquisitions.

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

Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.
We face significant legal and regulatory risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and governmental proceedings against financial institutions have increased in recent years. Reputation risk, or the risk to our earnings and capital from the resulting negative publicity, is inherent to our business. Current public uneasiness with the United States banking system heightens this risk, as banking customers often transfer news regarding consumer fraud, financial difficulties or even failure of some institutions, to fear of fraud, financial difficulty or failure of even the most secure institutions. In this climate, any negative news may become cause for curtailment of business relationships, withdrawal of funds or other actions that can have a compounding effect, and could adversely affect our operations. Substantial legal liability or significant governmental action against us could materially impact our business and financial results. Also, the resolution of a litigation or regulatory matter could result in additional accruals or exceed established accruals for a particular period, which could materially impact our results from operations for that period.

Risks of Owning Stock in Heartland

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving Heartland or our Banks; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have caused a decline in our stock price in the past, and these factors, as well as, interest rate changes, continued unfavorable credit loss trends, or unforeseen events such as terrorist attacks could cause our stock price to be volatile regardless of our operating results.

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
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Heartland, even if doing so would be perceived to be beneficial to Heartland’s stockholders. In addition, Heartland's Amended and Restated Rights Agreement (the "Rights Plan") causes it to be difficult for any person to acquire 15% or more of Heartland's outstanding stock (with certain limited exceptions) without the permission of our board of directors. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of Heartland's common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2017, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Banks and of Citizens Finance Parent Co. as of December 31, 2017:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	11
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	10
Wisconsin Bank & Trust 8240 Mineral Point Road Madison, WI 53719	19,000	Owned	18
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2021	19
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	8
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	16
Citywide Banks 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	26
Minnesota Bank & Trust(2) 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2018	2
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Owned	9
Premier Valley Bank 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2023	8
Citizens Finance Parent Co. 2200 John F. Kennedy Road, Suite 103 Dubuque, IA 52002	5,900	Lease term through 2019	14

(1) Includes loan production offices.
(2) As a result of the acquisition of Signature Bancshares, Inc. on February 23, 2018, Minnesota Bank & Trust currently has 3 banking locations.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Banks by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suite 300 in Dubuque, Iowa, which is leased from an unrelated third party.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2017, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries as of December 31, 2017, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	68
Chairman, Chief Executive Officer and Director of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Citywide Banks, Minnesota Bank & Trust and Premier Valley Bank; Chairman of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services

Bruce K. Lee	57	President and Director of Heartland; Director of Rocky Mountain Bank; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	57	Executive Vice President and Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Andrew E. Townsend	51	Executive Vice President and Chief Credit Officer of Heartland
Lynn H. Fuller	34	President and Chief Executive Officer of Dubuque Bank and Trust Company
Brian J. Fox	69	Executive Vice President, Operations, of Heartland
Frank E. Walter	71	Executive Vice President, Commercial Sales, of Heartland
Rodney L. Sloan	58	Executive Vice President and Chief Risk Officer of Heartland
Deborah K. Deters	53	Executive Vice President, Chief Human Resources Officer, of Heartland
Michael J. Coyle	72	Executive Vice President, Senior General Counsel and Corporate Secretary of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
Kelly J. Johnson	56	Executive Vice President, Private Client Services, of Heartland
Janet M. Quick	52	Executive Vice President, Deputy Chief Financial Officer, Principal Accounting Officer of Heartland
Steven M. Braden	51	Executive Vice President, Director of Retail Banking

Lynn B. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and Chief Executive Officer of Heartland since 1999. He was President of Heartland from 1987 to 2015. Mr. Fuller has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Citywide Banks since 2006, Minnesota Bank & Trust since 2008, Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013 and Morrill & Janes Bank and Trust Company since January 2014. In 2015, he was named Director of Heartland Financial USA, Inc. Insurance Services. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the father of Lynn H. Fuller, President and Chief Executive Officer of Dubuque Bank and Trust Company.

Bruce K. Lee joined Heartland in 2015 as President and was elected a Director of Heartland in 2017. Mr. Lee was named a Director of Rocky Mountain Bank and Heartland Financial USA, Inc. Insurance Services in 2015. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio where he managed sales and service functions for retail, commercial, residential mortgage, and investments as well as finance, human resources, and marketing. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio.

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

Lynn H. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company in 2017. Mr. Fuller joined Heartland in 2014 as Executive Vice President, Corporate Director of Retail. In 2016, Mr. Fuller assumed the position of Market President of Dubuque Bank and Trust Company. He serves on the board of Dubuque Bank and Trust Company. Prior to joining Heartland, from 2010 to 2013, Mr. Fuller was a Case Team Leader at Bain & Company in Chicago, Illinois. He led his team in providing expert advice on client issues and industry topics and recommended solutions.

Brian J. Fox joined Heartland in 2010 as Executive Vice President, Operations. From 2008 until joining Heartland, Mr. Fox served as Chief Information Officer of First Olathe Bancshares in Overland Park, Kansas. For the eight years prior to joining First Olathe Bancshares, Mr. Fox drew on his 30 years of experience at various banking organizations to provide consulting services to over 100 community banks as Senior Consultant at Vitex, Inc. His areas of responsibility have included strategic planning, credit administration, loan workouts, information technology, project management, mortgage banking, deposit operations and loan operations.

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

Deborah K. Deters joined Heartland in December 2017 as Executive Vice President, Chief Human Resource Officer. Ms. Deters most recently served as the Senior Vice President and Chief Human Resources Officer at HUB International, LTD., based in Chicago, Illinois. While at HUB she was named the organization's first Chief Human Resources Officer and transformed its Human Resources function while supporting the company’s growth from 4,000 to over 10,000 employees. Prior to HUB International, LTD., Ms. Deters held several positions over 17 years with Bally Entertainment, finishing as Senior Vice President, Chief Human Resource Officer of Bally Total Fitness.

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

Steven M. Braden was named Executive Vice President, Head of Retail Banking in August 2016. Prior to joining Heartland, Mr. Braden was the Executive Director for Community Banking and Senior Consultant for Strategic Direction for Ningbo Donghai Bank in Zhejiang Province, Ningbo, China from 2013 to 2016 where he was responsible for developing and overseeing the bank's new community bank division. Mr. Braden also previously served as Executive Vice President, Regional Executive of Umpqua Bank in Portland, Oregon from 2003 to 2012. He also held senior management positions at US Bank and First Bank System.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 3,200 stockholders of record as of February 22, 2018, and approximately 14,700 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the NASDAQ Stock Market since May 2003 under the symbol "HTLF" and is a NASDAQ Global Select Market security.

For the periods indicated, the following table shows the range of intraday sales prices per share of Heartland's common stock in the NASDAQ Global Select Market. These quotations represent inter-dealer prices without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Calendar Quarter	High	Low
2017:
First	$51.70	$44.55
Second	52.65	44.15
Third	50.10	42.10
Fourth	56.40	46.50
2016:
First	$32.44	$25.95
Second	35.96	29.58
Third	37.90	33.50
Fourth	49.15	35.30

Cash dividends have been declared by Heartland quarterly during the two years ending December 31, 2017. The following table sets forth the cash dividends per share paid on Heartland's common stock for the past two years:

Calendar Quarter	2017	2016
First	$0.11	$0.10
Second	0.11	0.10
Third	0.11	0.10
Fourth	0.18	0.20

Heartland's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Banks, and the Banks are subject to regulatory limitations on the amount of cash dividends they may pay. See "Business – Supervision and Regulation – Heartland – Dividend Payments" and "Business – Supervision and Regulation - The Banks – Dividend Payments" and Note 18, "Capital Issuance and Redemption", of the consolidated financial statements for a more detailed description of these limitations.

Heartland has issued junior subordinated debentures in several private placements. Under the terms of the debentures, Heartland may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances currently exist.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2017.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the NASDAQ Composite Index, the SNL U.S. Bank NASDAQ Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2012, and reinvestment of dividends. The table and graph were prepared at our request by SNL Financial, LC.

Cumulative Total Return Performance
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Heartland Financial USA, Inc.	$100.00	$111.80	$106.96	$125.41	$194.58	$219.81
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2012

* Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF INCOME DATA
Interest income	$363,658	$326,479	$265,968	$237,042	$199,511
Interest expense	33,350	31,813	31,970	33,969	35,683
Net interest income	330,308	294,666	233,998	203,073	163,828
Provision for loan losses	15,563	11,694	12,697	14,501	9,697
Net interest income after provision for loan losses	314,745	282,972	221,301	188,572	154,131
Noninterest income	102,022	113,601	110,685	82,224	89,618
Noninterest expenses	297,675	279,668	251,046	215,800	196,561
Income taxes	43,820	36,556	20,898	13,096	10,335
Net income(1)	75,272	80,349	60,042	41,900	36,853
Net (income) loss available to noncontrolling interest, net of tax	—	—	—	—	(64)
Net income attributable to Heartland	75,272	80,349	60,042	41,900	36,789
Preferred dividends and discount	(58)	(292)	(817)	(817)	(1,093)
Interest expense on convertible preferred debt	12	51	—	—	—
Net income available to common stockholders	$75,226	$80,108	$59,225	$41,083	$35,696

PER COMMON SHARE DATA
Net income – diluted	$2.65	$3.22	$2.83	$2.19	$2.04
Cash dividends	$0.51	$0.50	$0.45	$0.40	$0.40
Dividend payout ratio	19.25%	15.53%	15.90%	18.26%	19.61%
Book value per common share (GAAP)	$33.07	$28.31	$25.92	$22.40	$19.44
Tangible book value per common share (non-GAAP)(2)	$23.99	$22.55	$20.60	$20.57	$19.99
Weighted average shares outstanding-diluted	28,425,652	24,873,430	20,929,385	18,741,921	17,460,066
Tangible common equity ratio (non-GAAP)(3)	7.53%	7.28%	6.09%	6.16%	5.29%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$990,519	$739,559	$581,475	$414,619	$357,762
Less goodwill	236,615	127,699	97,852	35,583	35,583
Less core deposit intangibles and customer relationship intangibles, net	35,203	22,775	22,020	8,948	11,171
Tangible common stockholders' equity (non-GAAP)	$718,701	$589,085	$461,603	$370,088	$311,008

Common shares outstanding, net of treasury stock	29,953,356	26,119,929	22,435,693	18,511,125	18,399,156
Common stockholders' equity (book value) per share (GAAP)	$33.07	$28.31	$25.92	$22.40	$19.44
Tangible book value per common share (non-GAAP)	$23.99	$22.55	$20.57	$19.99	$16.90

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$9,810,739	$8,247,079	$7,694,754	$6,051,812	$5,923,716
Less goodwill	236,615	127,699	97,852	35,583	35,583
Less core deposit intangibles and customer relationship intangibles, net	35,203	22,775	22,020	8,948	11,171
Total tangible assets (non-GAAP)	$9,538,921	$8,096,605	$7,574,882	$6,007,281	$5,876,962
Tangible common equity ratio (non-GAAP)	7.53%	7.28%	6.09%	6.16%	5.29%

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

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA
Investments	$2,492,866	$2,131,086	$1,878,994	$1,706,953	$1,895,044
Loans held for sale	44,560	61,261	74,783	70,514	46,665
Total loans receivable(1)	6,391,464	5,351,719	5,001,486	3,878,003	3,502,701
Allowance for loan losses	55,686	54,324	48,685	41,449	41,685
Total assets	9,810,739	8,247,079	7,694,754	6,051,812	5,923,716
Total deposits	8,146,909	6,847,411	6,405,823	4,768,022	4,666,499
Long-term obligations	285,011	288,534	263,214	395,705	350,109
Preferred equity	938	1,357	81,698	81,698	81,698
Common stockholders’ equity	990,519	739,559	581,475	414,619	357,762

EARNINGS PERFORMANCE DATA
Return on average total assets	0.83%	0.98%	0.88%	0.70%	0.70%
Return on average common equity (GAAP)	8.63	11.80	11.92	10.62	10.87
Return on average tangible common equity (non-GAAP)(2)	11.45	15.15	13.90	12.04	12.16
Net interest margin (GAAP)	4.04	3.95	3.80	3.77	3.58
Net interest margin, fully tax-equivalent (non-GAAP)(3)	4.22	4.13	3.97	3.96	3.78
Efficiency ratio, fully tax equivalent(4)	65.40%	66.25%	69.16%	71.61%	75.01%
Earnings to fixed charges:
Excluding interest on deposits	7.69x	7.27x	5.20x	3.98x	3.58x
Including interest on deposits	4.30	4.38	3.33	2.50	2.23

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.76%	0.91%	0.67%	0.74%	1.23%
Nonperforming loans to total loans	0.99	1.20	0.79	0.65	1.21
Net loan charge-offs to average loans	0.24	0.11	0.12	0.39	0.22
Allowance for loan losses to total loans	0.87	1.02	0.97	1.07	1.19
Allowance for loan losses to nonperforming loans	87.82	84.37	122.77	165.33	98.27

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	9.69%	8.53%	8.55%	8.00%	8.09%
Average common equity to average assets	9.68	8.31	7.35	6.60	6.46
Total capital to risk-adjusted assets	13.45	14.01	13.74	15.73	14.69
Tier 1 capital	11.70	11.93	11.56	12.95	13.19
Common Equity Tier 1(5)	10.07	10.09	8.23	—	—
Tier 1 leverage	9.20	9.28	9.58	9.75	9.67

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(6)
Net income available to common stockholders (GAAP)	$75,226	$80,108	$59,225	$41,083	$35,696

Average common stockholders' equity (GAAP)	$871,683	$678,989	$496,877	$386,844	$328,454
Less average goodwill	184,554	125,724	56,781	35,688	30,833
Less average other intangibles, net	30,109	24,553	14,153	10,022	4,117
Average tangible common equity (non-GAAP)	$657,020	$528,712	$425,943	$341,134	$293,504
Annualized return on average common equity (GAAP)	8.63%	11.80%	11.92%	10.62%	10.87%
Annualized return on average tangible common equity (non-GAAP)	11.45%	15.15%	13.90%	12.04%	12.16%

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2017	2016	2015	2014	2013
Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(7)
Net Interest Income (GAAP)	$330,308	$294,666	$233,998	$203,073	$163,828
Plus tax-equivalent adjustment(8)	15,139	12,919	10,216	10,298	9,465
Net interest income - tax-equivalent (non-GAAP)	$345,447	$307,585	$244,214	$213,371	$173,293

Average earning assets	$8,181,914	$7,455,217	$6,152,090	$5,384,275	$4,582,296
Net interest margin (GAAP)	4.04%	3.95%	3.80%	3.77%	3.58%
Net interest margin, fully tax-equivalent (non-GAAP)	4.22%	4.13%	3.97%	3.96%	3.78%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(9)
Net Interest Income (GAAP)	$330,308	$294,666	$233,998	$203,073	$163,828
Plus tax-equivalent adjustment(8)	15,139	12,919	10,216	10,298	9,465
Net interest income - tax-equivalent (non-GAAP)	345,447	307,585	244,214	213,371	173,293
Noninterest income	102,022	113,601	110,685	82,224	89,618
Securities gains, net	(6,973)	(11,340)	(13,143)	(3,668)	(7,121)
Impairment loss on securities	—	—	769	—	—
Gain on extinguishment of debt	(1,280)	—	—	—	—
Adjusted income	$439,216	$409,846	$342,525	$291,927	$255,790

Total noninterest expenses	$297,675	$279,668	$251,046	$215,800	$196,561
Less:
Core deposit intangibles and customer relationship intangibles amortization	6,077	5,630	2,978	2,223	1,063
Partnership investment in tax credit projects	1,860	1,051	4,357	2,436	596
Loss on sales/valuations of assets, net	2,475	1,478	6,821	2,105	3,034
Adjusted noninterest expenses	$287,263	$271,509	$236,890	$209,036	$191,868

Efficiency ratio, fully tax-equivalent (non-GAAP)	65.40%	66.25%	69.16%	71.61%	75.01%

(1) Excludes loans held for sale.
(2) Refer to the "Reconciliation of Return on Average Tangible Common Equity (non-GAAP)" table.
(3) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(4) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" (non-GAAP)" table.
(5) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.
(6) Return on average tangible common equity is net income available to common stockholders divided by average common stockholders' equity less goodwill and core deposit intangibles and customer relationship intangibles, net. This financial measure is included as it is considered to be a critical metric to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(7) Annualized net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(8) Computed on a tax-equivalent basis using an effective tax rate of 35%.
(9) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results of Heartland as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

The estimates and judgments that management believes have the most effect on Heartland’s reported financial position and results of operations are as follows:

Allowance For Loan Losses

The process utilized by Heartland to estimate the allowance for loan losses is considered a critical accounting policy for Heartland. The allowance for loan losses represents management’s estimate of identified and unidentified probable losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on Heartland’s earnings. The allowance for loan losses is determined using factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies and probable losses from identified substandard and doubtful credits.

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

All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historic loss rate is established for each group of loans based upon a twelve-quarter weighted moving average loss rate. The appropriateness of the allowance for loan losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank.

There can be no assurances that the allowance for loan losses will be adequate to cover all probable loan losses, but management believes that the allowance for loan losses was appropriate at December 31, 2017. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses carried by the Banks. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

Business Combinations

We use the acquisition method of accounting for business combinations, which requires the acquiring entity to recognize the assets and liabilities assumed at fair value. Determining the fair value of assets and liabilities acquired often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include the use of estimates. Additionally, the determination of the useful lives over which and intangible asset will be amortized is subjective.

Goodwill, Core Deposit Intangibles and Customer Relationship Intangibles

We record all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Core deposit intangibles and customer relationship intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

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

Heartland conducted an internal assessment of the goodwill both collectively and at its subsidiaries in both 2017 and 2016 and determined no goodwill impairment charges were required.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. As of the date of this Annual Report on Form 10-K, Heartland has ten banking subsidiaries with 118 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

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

Net income recorded for 2017 was $75.3 million compared to $80.3 million recorded in 2016, a decrease of $5.1 million or 6%. Net income available to common stockholders was $75.2 million, or $2.65 per diluted common share, for the year ended December 31, 2017, compared to $80.1 million, or $3.22 per diluted common share, earned during the prior year. Return on average common equity was 8.63% and return on average assets was 0.83% for 2017, compared to 11.80% and 0.98%, respectively, for 2016.

In response to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%, Heartland recorded a $10.4 million non-cash charge to income tax expense to adjust the value of its deferred tax assets and liabilities. The passage of this legislation is expected to have a positive impact on future earnings. Excluding this charge to income tax expense, net income available to common stockholders for 2017 was $85.6 million or $3.01 per diluted common share.

In 2017, net interest income increased $35.6 million or 12%, to $330.3 million from $294.7 million in 2016. Net interest income was positively impacted by the increase in average earning assets, which was primarily attributable to the Citywide Banks of Colorado, Inc. transaction completed on July 7, 2017, and the Founders Bancorp transaction completed on February 28, 2017. Noninterest income decreased $11.6 million or 10% to $102.0 million in 2017 from $113.6 million in 2016. This change is the result of decreased gains on sale of loans held for sale and securities gains, net, partially offset by increased service charges and fees. Noninterest expenses totaled $297.7 million in 2017 compared to $279.7 million in 2016, an increase of $18.0 million or 6%. Contributing most significantly to the increase were salaries and employee benefits and professional fees, which increased primarily due to the acquisitions completed in 2017.

Net income recorded for 2016 was $80.3 million compared to $60.0 million recorded in 2015, an increase of $20.3 million or 34%. Net income available to common stockholders was $80.1 million, or $3.22 per diluted common share, for the year ended December 31, 2016, compared to $59.2 million, or $2.83 per diluted common share, earned during 2015. Return on average common equity was 11.80% and return on average assets was 0.98% for 2016, compared to 11.92% and 0.88%, respectively, for 2015.

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

On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of December 31, 2017, FirstBank & Trust Company had total assets of $929.6 million, including $669.3 million of gross loans held to maturity, and deposits of $821.9 million. FirstBank & Trust Company will operate as a wholly-owned subsidiary of Heartland. The transaction is expected to close in the second quarter of 2018, and the systems conversion is expected to occur in the third quarter of 2018.

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

On February 28, 2017, Heartland completed the acquisition of Founders Bancorp, parent company of Founders Community Bank, based in San Luis Obispo, California. Based on Heartland's closing common stock price of $49.55 per share as of February 28, 2017, the aggregate consideration was $31.0 million, with 30% of the consideration paid in cash and 70% by delivery of Heartland common stock. Simultaneous with the closing of the transaction, Founders Community Bank merged into Heartland's Premier Valley Bank subsidiary. As of the close date, Founders Bancorp had, at fair value, total assets of $213.9 million, total loans of $96.4 million and total deposits of $181.5 million. The systems conversion for this transaction occurred two weeks after the closing.

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

Total assets of Heartland were $9.81 billion at December 31, 2017, an increase of $1.56 billion or 19% since year-end 2016. Included in this increase, at fair value, were $213.9 million of assets acquired in the Founders Bancorp transaction and $1.49 billion of assets acquired in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total assets decreased $144.0 million or 2%. Securities represented 25% of Heartland's total assets at December 31, 2017, compared to 26% at year-end 2016.

Total loans held to maturity were $6.39 billion at December 31, 2017, compared to $5.35 billion at year-end 2016, an increase of $1.04 billion or 19%. This increase included $1.08 billion of total loans held to maturity, at fair value, acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions. Exclusive of these transactions, total loans held to maturity decreased $42.1 million or 1% during 2017.

Total deposits were $8.15 billion as of December 31, 2017, compared to $6.85 billion at year-end 2016, an increase of $1.30 billion or 19%. This increase included $1.39 billion of deposits, at fair value, acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions. Exclusive of these transactions, total deposits decreased $92.0 million or 1% during 2017.

Total assets were $8.25 billion at December 31, 2016, an increase of $552.3 million or 7% since year-end 2015. Included in this growth, at fair value, were $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction. Exclusive of this transaction, total assets decreased $220.4 million or 3%. Securities represented 26% of total assets at December 31, 2016, compared to 24% at year-end 2015.

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

Common stockholders' equity was $990.5 million at December 31, 2017, compared to $739.6 million at year-end 2016. Book value per common share was $33.07 at December 31, 2017, compared to $28.31 at year-end 2016. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $19.8 million at December 31, 2017, compared to an unrealized loss of $30.2 million at December 31, 2016.

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

RECENT DEVELOPMENTS

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc., in a transaction valued at approximately $61.4 million, of which $7.7 million was cash, and the remainder was settled by delivery of approximately 1,001,246 shares of Heartland common stock. As of December 31, 2017, Signature Bank had total assets of $409.2 million, including $339.1 million of gross loans held to maturity, and deposits of $368.1 million. Signature Bank was merged with Heartland’s wholly-owned subsidiary Minnesota Bank & Trust, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc. The systems conversion for this transaction is expected to occur in the second quarter of 2018. This transaction closed after December 31, 2017, and is not reflected in Heartland's results of operation or financial condition.

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

Net interest margin, expressed as a percentage of average earning assets, was 4.04% (4.22% on a fully tax-equivalent basis) during 2017, compared to 3.95% (4.13% on a fully tax-equivalent basis) during 2016 and 3.80% (3.97% on a fully tax-equivalent basis) during 2015. Our success in maintaining net interest margin has been the result of improved yield on earning assets and continuous loan and deposit pricing discipline. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income increased $37.2 million or 11% to $363.7 million in 2017 and increased $60.5 million or 23% from $326.5 million in 2016. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $15.1 million in 2017 and $12.9 million in 2016. With these adjustments, interest income on a tax-equivalent basis was $378.8 million during 2017, an increase of $39.4 million or 12%, and $339.4 million during 2016, an increase of $63.2 million or 23% from $276.2 million in 2015. The increases in interest income during both 2017 and 2016 were primarily due to increases in average earning assets, which totaled $8.18 billion during 2017 compared to $7.46 billion during 2016, and $6.15 billion during 2015, increases of $726.7 million or 10% for 2017 and $1.30 billion or 21% for 2016. A majority of the growth in average earning assets during both years was attributable to the acquisitions completed during 2016 and 2017.

The average interest rate earned on total average earning assets was 4.63% during 2017 compared to 4.55% during 2016 and 4.49% during 2015. The overall yield earned on the securities portfolio was 3.06% in 2017 compared to 2.90% in 2016 and 2.80% in 2015, an increase of 16 basis points in 2017 and an increase of 10 basis points in 2016. The overall yield earned on the loan portfolio was 5.33% in 2017 compared to 5.20% in 2016 and 5.12% in 2015, an increase of 13 basis points in 2017 and an increase of 8 basis points in 2016. The percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 71% during 2017 compared to 73% during both 2016 and 2015.

Interest expense increased $1.5 million or 5% during 2017 to $33.4 million compared to $31.8 million during 2016 and decreased $157,000 or less than 1% during 2016 from $32.0 million during 2015. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 0.61% in 2017 compared to 0.60% in 2016 and 0.71% in 2015. Average savings balances, as a percentage of total average interest bearing deposits, was 82% during 2017 and 79% during 2016 compared to 76% during 2015. The average interest rate paid on savings deposits was 0.27% during 2017 compared to 0.22% during 2016 and 0.23% during 2015.

Net interest income totaled $330.3 million during 2017, an increase of $35.6 million or 12% from the $294.7 million recorded during 2016. Net interest income increased $60.7 million or 26% during 2016 from the $234.0 million recorded during 2015. After the tax-equivalent adjustment discussed above, net interest income on a fully tax-equivalent basis increased $37.9 million or 12% during 2017 and $63.4 million or 26% during 2016. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest margin. We plan to continue to work toward improving both our earning assets and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Approximately 38% of our commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate. Approximately 8% of these floating rate loans have interest rate floors that are currently in effect, so that an upward movement in the national prime interest rate or LIBOR would not have an immediate positive effect on our interest income related to this portion of our loan portfolio. Item 7A of this Annual Report on Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 12, "Derivative Financial Instruments" to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

The Tax Cuts and Jobs Act that passed on December 22, 2017 reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%. With the new 21% corporate federal tax rate, the conversion factor to a fully tax-equivalent basis will decrease beginning in 2018. The decline will have no impact on net interest income but will cause net interest margin on a fully tax-equivalent basis to decrease in future years.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
	For the Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,629,936	$38,365	2.35%	$1,466,062	$32,858	2.24%	$1,272,573	$26,646	2.09%
Nontaxable(1)	617,267	30,305	4.91	465,178	23,208	4.99	348,189	18,735	5.38
Total securities	2,247,203	68,670	3.06	1,931,240	56,066	2.90	1,620,762	45,381	2.80
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	136,555	1,547	1.13	78,503	396	0.50	10,997	14	0.13
Federal funds sold	5,932	42	0.71	9,464	12	0.13	14,153	24	0.17
Loans:(2)
Commercial and commercial real estate(1)	4,256,158	211,316	4.96	3,846,285	190,101	4.94	3,199,493	152,931	4.78
Residential mortgage	655,515	30,242	4.61	738,634	30,168	4.08	542,364	21,982	4.05
Agricultural and agricultural real estate(1)	498,032	23,651	4.75	480,221	22,576	4.70	444,808	21,498	4.83
Consumer	437,356	35,194	8.05	422,972	32,636	7.72	364,343	28,936	7.94
Fees on loans		8,135	—		7,443	—		5,418	—
Less: allowance for loan losses	(54,837)	—	—	(52,102)	—	—	(44,830)	—	—
Net loans	5,792,224	308,538	5.33	5,436,010	282,924	5.20	4,506,178	230,765	5.12
Total earning assets	8,181,914	378,797	4.63%	7,455,217	339,398	4.55%	6,152,090	276,184	4.49%
Nonearning Assets	827,711			717,359			611,811
Total Assets	$9,009,625			$8,172,576			$6,763,901
Interest Bearing Liabilities
Savings	$4,044,032	$11,107	0.27%	$3,680,535	$8,000	0.22%	$2,918,706	$6,613	0.23%
Time, $100,000 and over	377,090	3,016	0.80	424,802	3,178	0.75	341,071	3,152	0.92
Other time deposits	525,165	4,156	0.79	577,908	4,761	0.82	606,030	5,765	0.95
Short-term borrowings	190,040	678	0.36	298,734	1,202	0.40	339,019	838	0.25
Other borrowings	290,398	14,393	4.96	284,540	14,672	5.16	326,684	15,602	4.78
Total interest bearing liabilities	5,426,725	33,350	0.61%	5,266,519	31,813	0.60%	4,531,510	31,970	0.71%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,643,945			2,130,536			1,592,816
Accrued interest and other liabilities	66,248			78,028			61,000
Total noninterest bearing liabilities	2,710,193			2,208,564			1,653,816
Stockholders' Equity	872,707			697,493			578,575
Total Liabilities and Stockholders' Equity	$9,009,625			$8,172,576			$6,763,901
Net interest income, fully tax-equivalent (non-GAAP)(1)		$345,447			$307,585			$244,214
Net interest spread(1)			4.02%			3.95%			3.78%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.22%			4.13%			3.97%
Interest bearing liabilities to earning assets	66.33%			70.64%			73.66%
Reconciliation of net interest margin, fully tax-equivalent (non-GAAP)(3)
Net interest income (GAAP)		$330,308			$294,666			$233,998
Plus tax-equivalent adjustment(1)		15,139			12,919			10,216
Net interest income, fully tax-equivalent (non-GAAP)		$345,447			$307,585			$244,214
Average earning assets	$8,181,914			$7,455,217			$6,152,090
Net interest margin (GAAP)			4.04%			3.95%			3.80%
Net interest margin, fully tax-equivalent (non-GAAP)			4.22%			4.13%			3.97%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2017 Compared to 2016 Change Due to			2016 Compared to 2015 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$3,800	$1,707	$5,507	$4,246	$1,966	$6,212
Nontaxable(1)	7,472	(375)	7,097	5,918	(1,445)	4,473
Interest bearing deposits	429	722	1,151	258	124	382
Federal funds sold	(6)	36	30	(7)	(5)	(12)
Loans(1)(2)	18,860	6,754	25,614	48,337	3,822	52,159
TOTAL EARNING ASSETS	30,555	8,844	39,399	58,752	4,462	63,214
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits:
Savings	847	2,260	3,107	1,665	(278)	1,387
Time, $100,000 and over	(372)	210	(162)	691	(665)	26
Other time deposits	(423)	(182)	(605)	(258)	(746)	(1,004)
Short-term borrowings	(400)	(124)	(524)	(110)	474	364
Other borrowings	298	(577)	(279)	(2,112)	1,182	(930)
TOTAL INTEREST BEARING LIABILITIES	(50)	1,587	1,537	(124)	(33)	(157)
NET INTEREST INCOME	$30,605	$7,257	$37,862	$58,876	$4,495	$63,371

(1) Tax equivalent basis is calculated using a tax rate of 35%.
(2) Nonaccrual loans are included in average loans outstanding.

During 2017, the increase in volume and rate of average earning assets contributed to $39.4 million of the $37.9 million increase in net interest income. The most significant contributor to the improvement in net interest income in 2016 was the increase in the volume of average earning assets, which made up $58.9 million of the $63.4 million total change in net interest income on a fully tax-equivalent basis.

Provision For Loan Losses

A provision for loan losses is charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan losses. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's provision for loan losses will vary from year to year. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan Losses" in this Annual Report on Form 10-K. Heartland believes the allowance for loan losses as of December 31, 2017, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

The provision for loan losses was $15.6 million during 2017 compared to $11.7 million during 2016 and $12.7 million during 2015. Loans covered by the allowance totaled $4.89 billion as of December 31, 2017, compared to $4.40 billion as of December

31, 2016, and $4.22 billion as of December 31, 2015.

The provision expense recorded in 2017 was significantly impacted by charge-offs related to one agricultural relationship and one commercial relationship, which totaled $3.1 million. During 2016, a recovery of $2.3 million was recorded on a previously charged-off loan. There were no similar recoveries recorded in 2017. Provision expense at Citizens Finance Parent Co. totaled $4.8 million in 2017, $4.4 million in 2016 and $3.3 million in 2015.

The allowance for loan losses at December 31, 2017, was 0.87% of loans and 87.82% of nonperforming loans compared to 1.02% of loans and 84.37% of nonperforming loans at December 31, 2016, and 0.97% of loans and 122.77% of nonperforming loans at December 31, 2015.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands.

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2017	2016	2015	2017/2016	2016/2015
Service charges and fees	$39,183	$31,590	$24,308	24%	30%
Loan servicing income	5,636	4,501	5,276	25	(15)
Trust fees	15,818	14,845	14,281	7	4
Brokerage and insurance commissions	4,033	3,869	3,789	4	2
Securities gains, net	6,973	11,340	13,143	(39)	(14)
Impairment loss on securities	—	—	(769)	—	100
Gains on sale of loans held for sale	22,251	39,634	45,249	(44)	(12)
Valuation allowance on commercial servicing rights	21	(33)	—	164	(100)
Income on bank owned life insurance	2,772	2,275	1,999	22	14
Other noninterest income	5,335	5,580	3,409	(4)	64
Total Noninterest Income	$102,022	$113,601	$110,685	(10)%	3%

Noninterest income was $102.0 million in 2017 compared to $113.6 million in 2016, a decrease of $11.6 million or 10%. This decrease is the result of higher service charges and fees, the effect of which was offset by reduced securities gains, net, and net gains on sale of loans held for sale. During 2016, noninterest income was $113.6 million compared to $110.7 million in 2015, an increase of $2.9 million or 3%. This increase reflected higher service charges and fees, the effect of which was partially offset by decreased net gains on sale of loans held for sale.

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2017	2016	2015	2017/2016	2016/2015
Service charges and fees on deposit accounts	$9,570	$8,314	$5,995	15%	39%
Overdraft fees	9,365	8,300	7,202	13	15
Customer service fees	288	208	159	38	31
Credit card fee income	7,968	4,866	2,375	64	105
Debit card income	11,984	9,873	8,210	21	20
Other service charges	8	29	367	(72)	(92)
Total service charges and fees	$39,183	$31,590	$24,308	24%	30%

Service charges and fees increased $7.6 million or 24% from 2016 to 2017 and $7.3 million or 30% from 2015 to 2016. Service charges on checking and savings accounts totaled $9.6 million during 2017 compared to $8.3 million during 2016 and $6.0 million during 2015. Overdraft fees totaled $9.4 million during 2017, $8.3 million during 2016 and $7.2 million during 2015. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in service charges and fees of $12.0 million during 2017, $9.9 million during 2016 and $8.2 million during 2015. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to acquisitions completed in 2017 and 2016. Heartland has focused on growing its card payment solutions for businesses, particularly with its expense management service that provides business customers the ability to more efficiently manage their card-based spending. Fees for these services totaled $8.0 million in 2017, $4.9 million in 2016 and $2.4 million in 2015.

Loan Servicing Income
The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2017	2016	2015	2017/2016	2016/2015
Commercial and agricultural loan servicing fees(1)	$3,118	$2,846	$3,170	10%	(10)%
Residential mortgage servicing fees	11,567	12,147	10,707	(5)	13
Mortgage servicing rights amortization	(9,049)	(10,492)	(8,601)	(14)	22
Total loan servicing income	$5,636	$4,501	$5,276	25%	(15)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $5.6 million for 2017 compared to $4.5 million for 2016 and $5.3 million for 2015. Loan servicing income related to the servicing of commercial and agricultural loans totaled $3.1 million during 2017 compared to $2.8 million during 2016 and $3.2 million during 2015. Fees collected for the servicing of mortgage loans, primarily for GSEs, were $11.6 million during 2017 compared to $12.1 million during 2016 and $10.7 million during 2015. The decrease in mortgage servicing fees in 2017 was primarily due to the sale of the GNMA servicing portfolio in the third quarter of 2017. In addition, any GNMA government guaranteed residential real estate loans originated after July 1, 2017, by the Banks are sold into the secondary market with servicing released. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $9.0 million during 2017 compared to $10.5 million during 2016 and $8.6 million during 2015.

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualifies as a sale, and $6.9 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of September 30, 2017. Cash of approximately $6.3 million was received during 2017, and Heartland recorded an estimated loss on the sale of this portfolio of approximately $223,000. At December 31, 2017, a receivable of approximately $427,000 was recorded due to the timing of the servicing transfer per the terms of the sale agreement and to address indemnification claims and mortgage loan documentation deficiencies. Heartland expects the transaction to be finalized during the first quarter of 2018.

The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $3.56 billion at December 31, 2017, compared to $4.31 billion at December 31, 2016, and $4.06 billion at December 31, 2015. The decrease in the mortgage servicing portfolio is primarily attributable to the sale of the GNMA servicing portfolio previously discussed. Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Net Gains on Sale of Loans Held for Sale
The following table shows the activity related to the net gains on sales of loans held for sale for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2017	2016	2015
Total Residential Mortgage Loan Applications	$1,061,149	$1,597,031	$2,013,407
Residential Mortgage Loans Originated	$762,979	$1,165,301	$1,371,274
Residential Mortgage Loans Sold	$709,845	$1,108,079	$1,291,298
Net gains on sales of residential mortgage loans	$21,657	$37,800	$42,912
Net gains on sale of commercial and agricultural loans(1)	$594	$1,834	$2,337
Residential Mortgage Loan Servicing Portfolio	$3,558,090	$4,308,580	$4,057,861
Percentage of residential mortgage loans originated for refinancing	32%	40%	40%

(1) Includes net gains on sale of commercial, commercial real estate and agricultural and agricultural real estate loans

Net gains on sale of loans held for sale totaled $22.3 million during 2017 compared to $39.6 million during 2016 and $45.2 million during 2015. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Heartland has experienced weakened demand for mortgage loan refinancings as interest rates have increased, as opposed to a low interest rate environment that existed throughout much of 2015, which encouraged mortgage loan refinancings. Mortgage loan applications were $1.06 billion during 2017 compared to $1.60 billion during 2016 and $2.01 billion during 2015. The percentage of residential mortgage loans that represented refinancings was 32% during 2017 compared to 40% during both 2016 and 2015. The volume of residential mortgage loans sold totaled $709.8 million during 2017 compared to $1.11 billion during 2016 and $1.29 billion during 2015.

Net gains on sale of loans held for sale also includes gains on the sale of commercial, commercial real estate, agricultural and agricultural real estate loans, which totaled $594,000 during 2017 compared to $1.8 million during 2016 and $2.3 million during 2015.

Income on Bank Owned Life Insurance
Income on bank owned life insurance increased $497,000 or 22% to $2.8 million during 2017 in comparison with 2016 and $276,000 or 14% to $2.3 million during 2016 in comparison with 2015. These increases were primarily attributable to existing policies at entities acquired since 2015.

Securities Gains, Net
Securities gains totaled $7.0 million during 2017 compared to $11.3 million during 2016 and $13.1 million during 2015. During 2017, the remaining three private label Z tranche securities with a book value of $57,000 were sold for a gain of $2.8 million. Two private label Z tranche securities with a book value of $736,000 were sold at a gain of $3.1 million in 2015. There were no similar sales in 2016.

Other Noninterest Income
Other noninterest income was $5.3 million during 2017 compared to $5.6 million during 2016 and $3.4 million during 2015, a decrease of $245,000 or 4% during 2017 and $2.2 million or 64% during 2016. During 2017, $464,000 of other noninterest income related to recoveries on acquired loans that had been charged off prior to the acquisition dates, and $1.3 million of other noninterest income is associated with a gain on extinguishment of debt. Included in noninterest income in 2016 was a $1.2 million gain associated with a partnership investment, a $602,000 reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years and a $517,000 recovery on a loan charged-off at Premier Valley Bank prior to acquisition.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands.

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2017	2016	2015	2017/2016	2016/2015
Salaries and employee benefits	$171,407	$163,547	$144,105	5%	13%
Occupancy	22,244	20,398	16,928	9	20
Furniture and equipment	11,061	10,245	8,747	8	17
Professional fees	32,879	27,676	23,047	19	20
FDIC insurance assessments	3,595	4,185	3,759	(14)	11
Advertising	7,229	6,448	5,465	12	18
Core deposit intangibles and customer relationship intangibles amortization	6,077	5,630	2,978	8	89
Other real estate and loan collection expenses	2,461	2,443	2,437	1	—
Loss on sales/valuations of assets, net	2,475	1,478	6,821	67	(78)
Other noninterest expenses	38,247	37,618	36,759	2	2
Total Noninterest Expenses	$297,675	$279,668	$251,046	6%	11%

Noninterest expenses totaled $297.7 million in 2017 compared to $279.7 million in 2016, an $18.0 million or 6% increase, with the most significant increases in salaries and employee benefits and professional fees and loss on sales/valuations of assets, net.

Noninterest expenses totaled $279.7 million in 2016 compared to $251.0 million in 2015, a $28.6 million or 11% increase, with the most significant increases in salaries and employee benefits, occupancy, professional fees, core deposit intangibles and customer relationship intangibles amortization and other noninterest expenses, which were partially offset by a decrease in net losses on sales/valuations of assets, net.

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $7.9 million or 5% to $171.4 million in 2017 and $19.4 million or 13% to $163.5 million in 2016. These increases were primarily attributable to the additional salaries and employee benefits for employees of the acquired entities. Full-time equivalent employees totaled 2,008 on December 31, 2017, compared to 1,864 on December 31, 2016, and 1,799 on December 31, 2015.

Professional Fees
Professional fees increased $5.2 million or 19% to $32.9 million during 2017 and $4.6 million or 20% to $27.7 million during 2016. These increases were primarily attributable to the services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions and cloud-based applications.

Net Losses on Sales/Valuations of Assets
Net losses on sales/valuations of assets totaled $2.5 million during 2017 compared to $1.5 million during 2016 and $6.8 million during 2015. Included in these costs during 2017 were write-downs and losses totaling approximately $900,000 related to the disposal of assets acquired in the Citywide Banks of Colorado, Inc. transaction. Included in these costs during 2015 was a $3.2 million write-down on a single property held in other real estate that resulted from an updated appraisal.

Other Noninterest Expenses
Other noninterest expenses were $38.2 million during 2017, $37.6 million during 2016 and $36.8 million during 2015. Included in other noninterest expenses were write-downs totaling $1.9 million in 2017, $1.1 million in 2016 and $4.4 million in 2015, on partnership investments which qualified for historic rehabilitation or solar energy tax credits of $1.2 million during 2017, $160,000 during 2016 and $5.4 million during 2015.

The increases in occupancy, furniture and equipment, advertising and core deposit intangibles and customer relationship intangibles amortization for the years ended December 31, 2017, and 2016, were primarily related to the acquisitions completed since 2015.

Efficiency Ratio
One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, with the goal of reducing it to 65% or less. The efficiency ratio, fully tax-equivalent, improved during 2017 to 65.40% compared to 66.25% for 2016 and 69.16% for 2015. Since 2015, management has taken actions to improve its efficiency ratio, including closing all out-of-footprint mortgage loan production offices and some under-utilized bank branch locations. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction in order to optimize cost savings. With the change in the federal corporate tax rate as part of the Tax Cuts and Jobs Act, the efficiency ratio will be negatively impacted. Management expects the efficiency ratio will show variability from year to year as a result of acquisition activities and also from the seasonality and related revenue and expense mismatches that are inherent in the residential mortgage business.

Income Taxes

Heartland's effective tax rate was 36.8% for 2017 compared to 31.3% for 2016 and 25.8% for 2015. Heartland's effective tax rate for 2017 was significantly impacted by the Tax Cuts and Jobs Act, which among other provisions, reduces the federal corporate tax rate to 21% from the existing maximum rate of 35% effective January 1, 2018. Included in Heartland's effective tax rate were solar energy tax credits totaling $449,000 for 2017 and $160,000 for 2016 and federal historic rehabilitation tax credits totaling $713,000 for 2017 and $5.4 million for 2015. Federal low-income housing tax credits included in Heartland's effective tax rate totaled $1.2 million during both 2017 and 2016 compared to $581,000 during 2015. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 23.6% during 2017, 20.5% during 2016 and 23.4% during 2015. The tax-equivalent adjustment for this tax-exempt interest income was $15.1 million during 2017, $12.9 million during 2016 and $10.2 million during 2015.

In response to the enactment of the Tax Cuts and Jobs Act, Heartland recorded a $10.4 million non-cash charge to income tax expense to adjust the value of its deferred tax assets and liabilities. The law is complex and has extensive implications for Heartland's federal and state current and deferred taxes and income tax expense. See Note 13, "Income Taxes," of the notes to consolidated financial statements for more information.

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

Income before taxes for the community and other banking segment for 2017 was $123.5 million compared to $115.3 million for 2016 and $80.1 million for 2015. Driven by strong growth in its earning assets, primarily as a result of acquisitions, net interest income in this segment was $326.1 million for 2017 compared to $290.1 million for 2016 and $228.4 million for 2015. Provision for loan losses was $15.6 million for 2017 compared to $11.7 million for 2016 and $12.7 million for 2015. Noninterest income totaled $77.8 million for 2017 compared to $74.1 million for 2016 and $65.4 million for 2015. Both periods benefited from increases in the other noninterest income category of service charges and fees. Security gains for this segment totaled $7.0 million during 2017 compared to $11.3 million during 2016 and $13.1 million during 2015. Noninterest expense was $264.9 million for 2017 compared to $237.2 million for 2016 and $201.1 million for 2015. The increases in both years were primarily in the category of salaries and employee benefits and professional fees, primarily as a result of the acquisitions completed in 2017 and 2016.

The mortgage banking segment recorded a loss before taxes of $4.4 million for 2017 compared to income before taxes of $1.6 million for 2016 and income before taxes of $864,000 for 2015. Net interest income for this segment was $4.2 million for 2017 compared to $4.6 million for 2016 and $5.6 million for 2015. Noninterest income totaled $24.2 million during 2017 compared to $39.5 million during 2016 and $45.3 million during 2015, reflected primarily in gains on sale of loans held for sale. Noninterest expense was $32.7 million during 2017 compared to $42.5 million during 2016 and $50.0 million during 2015. Contributing to the higher noninterest expense during 2015 was transaction-based compensation to mortgage banking personnel as a result of the increased volume of residential mortgage loans underwritten. Heartland has experienced weakened demand for mortgage loan refinancings in 2017 as interest rates have increased, as opposed to a low interest rate environment that existed throughout much of 2015, which encouraged mortgage loan refinancings. The percentage of residential mortgage loans that represented refinancings was 32% during 2017 compared to 40% during both 2016 and 2015. The volume of residential mortgage loans sold totaled $709.8 million during 2017 compared to $1.11 billion during 2016 and $1.29 billion during 2015. Management has refined its strategy relative to the retail mortgage banking segment with an emphasis on building out this line of business within bank locations instead of in out-of-footprint locations.

FINANCIAL CONDITION

Heartland's total assets were $9.81 billion at December 31, 2017, an increase of $1.56 billion or 19% since December 31, 2016. Included in this increase, at fair value, were $213.9 million of assets acquired in the Founders Bancorp transaction and $1.49 billion of assets acquired in the Citywide Banks of Colorado, Inc. transaction. Heartland's total assets were $8.25 billion at December 31, 2016, an increase of $552.3 million or 7% since December 31, 2015. Included in this growth, at fair value, was $772.6 million of assets acquired in the CIC Bancshares, Inc. transaction.

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

Heartland originates first-lien, adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a single family residential property. These loans are principally collateralized by owner-occupied properties and are amortized over 10 to 30 years. Heartland typically sells longer-term, low-rate, residential mortgage loans in the secondary market with servicing rights retained. This practice allows Heartland to better manage interest rate risk and liquidity risk. The Heartland banks participate in lending programs sponsored by U.S. government agencies such as Veterans Administration and Federal Home Administration when justified by market conditions.

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

Heartland’s major source of income is interest on loans. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated, in thousands:

LOAN PORTFOLIO
	As of December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial	$1,646,606	25.76%	$1,287,265	24.04%	$1,279,214	25.56%	$1,036,080	26.72%	$950,197	27.16%
Commercial real estate	3,163,269	49.48	2,538,582	47.42	2,326,360	46.50	1,707,060	44.02	1,529,683	43.70
Agricultural and agricultural real estate	511,588	8.00	489,318	9.14	471,870	9.43	423,827	10.93	376,735	10.76
Residential mortgage	624,279	9.76	617,924	11.54	539,555	10.78	380,341	9.81	349,349	9.98
Consumer	447,484	7.00	420,613	7.86	386,867	7.73	330,555	8.52	294,145	8.40
Gross loans receivable held to maturity	6,393,226	100.00%	5,353,702	100.00%	5,003,866	100.00%	3,877,863	100.00%	3,500,109	100.00%
Unearned discount	(556)		(699)		(488)		(90)		(168)
Deferred loan fees	(1,206)		(1,284)		(1,892)		(1,028)		(2,989)
Total net loans receivable held to maturity	$6,391,464		$5,351,719		$5,001,486		$3,876,745		$3,496,952
Loans covered under loss share agreements:
Commercial and commercial real estate	$—	—%	$—	—%	$—	—%	$54	4.29%	$2,314	40.24%
Agricultural and agricultural real estate	—	—	—	—	—	—	—	—	543	9.45
Residential mortgage	—	—	—	—	—	—	1,204	95.71	2,280	39.66
Consumer	—	—	—	—	—	—	—	—	612	10.65
Total loans covered under loss share agreements	—	—%	—	—%	—	—%	1,258	100.00%	5,749	100.00%
Allowance for loan losses	(55,686)		(54,324)		(48,685)		(41,449)		(41,685)
Loans receivable, net	$6,335,778		$5,297,395		$4,952,801		$3,836,554		$3,461,016

Loans held for sale totaled $44.6 million at December 31, 2017, $61.3 million at December 31, 2016, and $74.8 million at December 31, 2015, which is primarily affected by mortgage loan origination activity.

The table below sets forth the remaining maturities of loans by category, including loans held for sale and excluding unearned discount and deferred loan fees, as of December 31, 2017, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS(1)

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$645,245	$348,616	$229,260	$267,788	$171,697	$1,662,606
Commercial real estate	693,501	922,650	501,287	215,646	830,185	3,163,269
Residential real estate	77,681	23,555	59,107	112,256	379,299	651,898
Agricultural and agricultural real estate	250,268	143,519	46,021	33,690	39,031	512,529
Consumer	93,071	81,620	37,534	28,666	206,593	447,484
Total	$1,759,766	$1,519,960	$873,209	$658,046	$1,626,805	$6,437,786

(1) Maturities based upon contractual dates.

Total loans held to maturity were $6.39 billion at December 31, 2017, compared to $5.35 billion at year-end 2016, an increase of $1.04 billion or 19%. This increase includes $1.08 billion of total loans held to maturity, at fair value, acquired in the Founders

Bancorp and Citywide Banks of Colorado, Inc. transactions. Exclusive of these transactions, total loans held to maturity decreased $42.1 million or less than 1% since year-end 2016. Total loans held to maturity were $5.35 billion at December 31, 2016, compared to $5.00 billion at year-end 2015, an increase of $350.2 million or 7%. This increase includes $581.5 million of total loans held to maturity, at fair value, acquired in the CIC Bancshares, Inc. acquisition. Exclusive of this transaction, total loans held to maturity decreased $231.2 million or 5% since year-end 2015.

The commercial and commercial real estate loan category continues to be the primary focus for all of the Banks. These loans comprised 75% of the loan portfolio at December 31, 2017 compared to 71% at year-end 2016 and 72% at year-end 2015. Commercial and commercial real estate loans, which totaled $4.81 billion at December 31, 2017, increased $984.0 million or 26% since year-end 2016. Exclusive of $988.1 million of commercial and commercial real estate loans acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions, commercial and commercial real estate loans decreased $4.1 million or less than 1% to $4.81 billion at December 31, 2017. Commercial and commercial real estate loans increased $220.3 million or 6% to $3.83 billion at December 31, 2016. Exclusive of $426.6 million of commercial and commercial real estate loans acquired in the CIC Bancshares, Inc. transaction, commercial and commercial real estate loans decreased $206.3 million or 6% in 2016.

Residential mortgage loans, which totaled $624.3 million at December 31, 2017, increased $6.4 million or 1% since year-end 2016. Exclusive of $64.4 million of residential mortgage loans acquired in 2017, residential mortgage loans decreased $58.0 million or 9% from year-end 2016. Residential mortgage loans, which totaled $617.9 million at December 31, 2016, increased $78.4 million or 15% since year-end 2015. Exclusive of $130.7 million of residential mortgage loans acquired in the CIC Bancshares acquisition, residential mortgage loans decreased $52.3 million or 10% from year-end 2015.

Agricultural and agricultural real estate loans, which totaled $511.6 million at December 31, 2017, increased $22.3 million or 5% in 2017 from $489.3 million at December 31, 2016, and increased $17.4 million or 4% in 2016 from $471.9 million at December 31, 2015. Approximately 82% of Heartland's agricultural loans at year-end 2017 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified among loans relating to grain crops, dairy cows, hogs and cattle.

Consumer loans, which totaled $447.5 million at December 31, 2017, increased $26.9 million or 6% in 2017 from $420.6 million at December 31, 2016, and increased $33.7 million or 9% in 2016 from $386.9 million at December 31, 2015. Exclusive of $30.9 million of acquired loans in 2017 and $24.7 million of acquired loans in 2016, consumer loans decreased $4.1 million or 1% to $447.5 million at December 31, 2017 and increased $9.1 million or 2% to $420.6 million at December 31, 2016. Consumer loans at Heartland's consumer finance subsidiary, Citizens Finance Parent Co., comprised approximately 16% of the total consumer loan portfolio at December 31, 2017, compared to 19% at December 31, 2016.

Loans secured by real estate, either fully or partially, totaled $4.21 billion or 66% of total loans at December 31, 2017 and $3.57 billion or 67% of total loans at December 31, 2016. Approximately 49% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2017	2016
Residential real estate, excluding residential construction and residential lot loans	$1,080,066	$1,030,190
Industrial, manufacturing, business and commercial	935,614	474,632
Agriculture	256,452	255,046
Retail	348,749	332,009
Office	356,782	347,334
Land development and lots	162,273	127,700
Hotel, resort and hospitality	167,396	151,571
Multi-family	211,862	185,559
Food and beverage	108,977	102,225
Warehousing	125,372	120,471
Health services	155,529	147,412
Residential construction	134,848	143,962
All other	187,508	172,617
Purchase accounting valuations	(25,331)	(17,559)
Total loans secured by real estate	$4,206,097	$3,573,169

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

Our strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Banks to follow tested and prudent loan policies and underwriting practices, which include: (i) making loans on a sound and collectible basis; (ii) ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a board of directors; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) ensuring that each loan is properly documented and, if appropriate, guaranteed by government agencies or adequately insured.

We regularly monitor and continue to develop systems to oversee the quality of our loan portfolio. Under our internal loan review program, loan review officers are responsible for reviewing existing loans, testing loan ratings assigned by loan officers, identifying potential problem loans and monitoring the adequacy of the allowance for loan losses at the Banks. An integral part of our loan review program is a loan rating system, under which a rating is assigned to each loan within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2017	2016	2015	2014	2013
Not covered under loss share agreements:
Nonaccrual loans	$62,581	$64,299	$39,655	$25,070	$42,394
Loans contractually past due 90 days or more	830	86	—	—	24
Total nonperforming loans	63,411	64,385	39,655	25,070	42,418
Other real estate	10,777	9,744	11,524	19,016	29,794
Other repossessed assets	411	663	485	445	397
Total nonperforming assets not covered under loss share agreements	$74,599	$74,792	$51,664	$44,531	$72,609
Covered under loss share agreements:
Nonaccrual loans	$—	$—	$—	$278	$783
Total nonperforming loans	—	—	—	278	783
Other real estate	—	—	—	—	58
Total nonperforming assets covered under loss share agreements	$—	$—	$—	$278	$841
Restructured loans(1)	$6,617	$10,380	$11,075	$12,133	$19,353
Nonperforming loans not covered under loss share agreements to total loans receivable	0.99%	1.20%	0.79%	0.65%	1.21%
Nonperforming assets not covered under loss share agreements to total loans receivable plus repossessed property	1.17%	1.39%	1.03%	1.14%	2.06%
Nonperforming assets not covered under loss share agreements to total assets	0.76%	0.91%	0.67%	0.74%	1.23%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including other real estate owned ("OREO") during 2017 and 2016, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2016	$64,385	$9,744	$663	$74,792
Loan foreclosures	(5,555)	5,294	261	—
Net loan charge offs	(14,201)	—	—	(14,201)
New nonperforming loans	47,547	—	—	47,547
Acquired nonperforming assets	1,075	6,916	—	7,991
Reduction of nonperforming loans(1)	(29,840)	—	—	(29,840)
OREO/Repossessed sales proceeds	—	(10,449)	(245)	(10,694)
OREO/Repossessed assets write-downs, net	—	(728)	(12)	(740)
Net activity at Citizens Finance Parent Co.	—	—	(256)	(256)
December 31, 2017	$63,411	$10,777	$411	$74,599

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2015	$39,655	$11,524	$485	$51,664
Loan foreclosures	(2,315)	2,210	105	—
Net loan charge offs	(6,055)	—	—	(6,055)
New nonperforming loans	66,084	—	—	66,084
Acquired nonperforming assets	1,582	1,934	—	3,516
Reduction of nonperforming loans(1)	(34,566)	—	—	(34,566)
OREO/Repossessed sales proceeds	—	(4,583)	—	(4,583)
OREO/Repossessed assets write-downs, net	—	(1,341)	(26)	(1,367)
Net activity at Citizens Finance Parent Co.	—	—	99	99
December 31, 2016	$64,385	$9,744	$663	$74,792

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $63.4 million or 0.99% of total loans at December 31, 2017, compared to $64.4 million or 1.20% of total loans at December 31, 2016. Excluding $1.1 million of acquired nonperforming loans, nonperforming loans decreased $2.0 million or 3% in 2017, and exclusive of $1.6 million of acquired nonperforming loans, nonperforming loans increased $23.1 million or 58% in 2016. Contributing to the increase during 2016 were two loans totaling $20.7 million at Dubuque Bank and Trust Company. Approximately 33%, or $20.9 million, of Heartland's nonperforming loans at December 31, 2017, were in the residential real estate portfolio compared to 33% or $21.5 million at December 31, 2016. At December 31, 2017, and 2016, $13.5 million and $14.3 million, respectively, of the nonperforming residential real estate loans were repurchased loans under various GNMA insured or guaranteed loan programs.

Approximately 42%, or $26.7 million, of Heartland's nonperforming loans at December 31, 2017, had individual loan balances exceeding $1.0 million, the largest of which was $8.6 million. At December 31, 2016, approximately 40%, or $25.5 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $10.9 million. The portion of Heartland's nonresidential real estate nonperforming loans covered by government guarantees was $3.0 million at December 31, 2017, compared to $3.0 million at December 31, 2016, and $2.2 million at December 31, 2015.

During the third quarter of 2017, Heartland sold substantially of all of its GNMA loan servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The sale effectively eliminates Heartland's obligation, as a GNMA loan servicer, to repurchase any additional non-performing government guaranteed residential real estate loans from the

GNMA loan pools. In addition, any GNMA government guaranteed residential real estate loans originated after July 1, 2017, by Heartland's banks are sold into the secondary market with servicing released.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.27% at December 31, 2017, compared to 0.37% at December 31, 2016, and 0.31% at December 31, 2015.

Other real estate owned was $10.8 million at December 31, 2017, compared to $9.7 million at December 31, 2016, and $11.5 million at December 31, 2015. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $10.4 million in 2017 compared to $4.6 million in 2016 and $9.4 million in 2015.

In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Although many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes, we have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date. The Banks participated in the U.S. Department of the Treasury Home Affordable Modification Program ("HAMP") for loans in its servicing portfolio until the program expired on December 31, 2016. HAMP gave qualifying homeowners an opportunity to refinance with more affordable monthly payments, with the U.S. Treasury compensating us for a portion of the reduction in monthly amounts due from borrowers participating in this program. We also utilize a similar mortgage loan restructuring program for certain borrowers within our portfolio loans.

We had an aggregate balance of $10.9 million in restructured loans at December 31, 2017, of which $4.3 million were classified as nonaccrual and $6.6 million were accruing according to the restructured terms. At December 31, 2016, we had an aggregate balance of $12.1 million in restructured loans, of which $1.7 million were classified as nonaccrual and $10.4 million were accruing according to the restructured terms.

At December 31, 2017, $223.8 million or 50% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $205.2 million or 49% at December 31, 2016. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, advances under HELOCs cannot exceed 80% of the value of the property securing the loan.

The Banks have not been active in the origination of subprime loans. Consistent with our community banking model, which includes meeting the legitimate credit needs within the communities served, the Banks may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

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

The allowance for loan losses at December 31, 2017, was 0.87% of loans and 87.82% of nonperforming loans compared to 1.02% of loans and 84.37% of nonperforming loans at December 31, 2016, and 0.97% of loans and 122.77% of nonperforming loans at December 31, 2015. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan losses at December 31, 2017, was 1.13% of loans in comparison with 1.22% of loans at December 31, 2016, and 1.15% of loans at December 31, 2015. The provision for loan losses was $15.6 million during 2017 compared to $11.7 million during 2016 and $12.7 million during 2015. The allowance for loan losses on impaired loans represented $4.8 million at December 31, 2017, in comparison with $6.8 million at December 31, 2016, and $2.8 million at December 31, 2015. The allowance on non-impaired loans was $50.9 million at December 31, 2017, in comparison with $47.6 million at December 31, 2016, and $45.9 million at

December 31, 2015. The allowance on non-impaired loans is 0.81% at December 31, 2017 compared to 0.91% of non-impaired loans at December 31, 2016 and 0.93% at December 31, 2015. The increase in the allowance for loan losses associated with loans individually evaluated for impairment in 2016 is primarily the result of one agricultural relationship and one commercial real estate relationship with total impairments recorded of $2.5 million in 2016. No other individual impairment recorded in 2016 was in excess of $300,000. Heartland had $1.47 billion of acquired loans, which are net of $36.4 million of valuation reserves that were not subject to the allowance at December 31, 2017. At December 31, 2016, Heartland had $930.7 million of acquired loans, which are net of $25.3 million of valuation reserves that were not subject to the allowance.

The amount of net charge-offs was $14.2 million during 2017 compared to $6.1 million during 2016 and $5.5 million during 2015. As a percentage of average loans, net charge-offs were 0.24% during 2017 compared to 0.11% during 2016 and 0.12% during 2015. The $8.1 million increase in net charge-offs in 2017 is primarily attributable to five relationships, which had a combined $6.8 million in charge-offs during the year. Of these charge-offs, $2.5 million had been reserved in 2016. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value.

Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $4.7 million during 2017 compared to $4.3 million during 2016 and $2.9 million during 2015. Net losses as a percentage of average loans, net of unearned, at Citizens were 6.02% for 2017 compared to 5.29% for 2016 and 3.85% for 2015. Loans with payments past due for more than thirty days at Citizens were 3.81% of gross loans at year-end 2017 compared to 3.86% at year-end 2016 and 3.56% at year-end 2015. Although Citizens may periodically experience elevated levels of charge-offs, we feel our credit culture remains solid.

The table below summarizes activity in the allowance for loan losses for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
	As of December 31,
	2017	2016	2015	2014	2013
Allowance at beginning of year	$54,324	$48,685	$41,449	$41,685	$38,715
Charge-offs:
Commercial	4,640	1,348	1,887	8,749	2,460
Commercial real estate	2,712	2,868	1,368	2,889	3,251
Residential real estate	800	346	241	342	1,036
Agricultural and agricultural real estate	2,916	214	551	2,251	23
Consumer	6,803	6,618	4,967	4,496	4,777
Total charge-offs	17,871	11,394	9,014	18,727	11,547
Recoveries:
Commercial	811	930	1,167	753	1,019
Commercial real estate	1,192	3,327	1,200	2,290	2,378
Residential real estate	358	29	183	148	158
Agricultural and agricultural real estate	18	10	32	11	110
Consumer	1,291	1,043	971	788	1,155
Total recoveries	3,670	5,339	3,553	3,990	4,820
Net charge-offs(1)(2)	14,201	6,055	5,461	14,737	6,727
Provision for loan losses	15,563	11,694	12,697	14,501	9,697
Allowance at end of year	$55,686	$54,324	$48,685	$41,449	$41,685
Net charge-offs to average loans	0.24%	0.11%	0.12%	0.39%	0.22%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $4,673 for 2017, $4,280 for 2016, $2,902 for 2015, $3,080 for 2014, and $3,274 for 2013.
(2) Includes net charge-offs (recoveries) on loans covered under loss share agreements of $0 for 2017, $0 for 2016, $0 for 2015, ($14) for 2014, and $114 for 2013.

The table below shows our allocation of the allowance for loan losses by types of loans and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial	$18,098	25.76%	$14,765	24.04%	$16,095	25.56%	$11,909	26.72%	$13,099	27.16%
Commercial real estate	21,950	49.48	24,319	47.42	19,532	46.50	15,898	44.02	14,152	43.70
Residential real estate	2,224	9.76	2,263	11.54	1,934	10.78	3,741	9.81	3,720	9.98
Agricultural and agricultural real estate	4,258	8.00	4,210	9.14	3,887	9.43	3,295	10.93	2,992	10.76
Consumer	9,156	7.00	8,767	7.86	7,237	7.73	6,606	8.52	7,722	8.40
Total allowance for loan losses	$55,686		$54,324		$48,685		$41,449		$41,685

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 25% of Heartland's total assets at December 31, 2017, compared to 26% at December 31, 2016, and 24% at December 31, 2015. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown wholesale borrowings. Total available for sale securities as of December 31, 2017, were $2.22 billion, an increase of $370.9 million or 20% since December 31, 2016. The increase includes $236.4 million of available for sale securities acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions. Total available for sale securities as of December 31, 2016, were $1.85 billion, an increase of $267.4 million or 17% since December 31, 2015. The increase since year-end 2015 includes $92.8 million of available for sale securities acquired in the CIC Bancshares transaction.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity and other, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2017		2016		2015
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$5,328	0.21%	$4,700	0.22%	$25,766	1.37%
Mortgage and asset-backed securities	1,753,736	70.35	1,290,500	60.56	1,247,071	66.37
Obligation of states and political subdivisions	694,565	27.86	799,806	37.53	570,730	30.37
Corporate debt securities	—	—	—	—	846	0.05
Equity securities	16,674	0.67	14,520	0.68	13,138	0.70
Other securities	22,563	0.91	21,560	1.01	21,443	1.14
Total securities	$2,492,866	100.00%	$2,131,086	100.00%	$1,878,994	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporations and agencies was less than 1% at both December 31, 2017, and December 31, 2016, compared to 1% at December 31, 2015. Mortgage and asset-backed securities comprised 70% of Heartland's securities portfolio at December 31, 2017, compared to 61% at December 31, 2016, and 66% at December 31, 2015.

Approximately 75% of Heartland's mortgage and asset-backed securities were issued by GSEs at December 31, 2017, compared to 77% at December 31, 2016, and 80% at December 31, 2015. Heartland's securities portfolio had an expected modified duration of 4.71 years as of December 31, 2017, compared to 4.34 years as of December 31, 2016, and 4.12 years as of December 31, 2015.

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

At December 31, 2017, we had $22.6 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2017, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$—	—%	$3,484	1.50%	$1,844	2.08%	$—	—%	$—	—%	$5,328	1.70%
Obligations of states and political subdivisions	185	4.00	51,257	2.70	91,549	2.69	298,024	2.92	—	—	441,015	2.85
Mortgage and asset-backed securities	—	—	—	—	—	—	—	—	1,753,736	2.45	1,753,736	2.45
Equity securities	—	—	—	—	—	—	—	—	16,674	—	16,674	—
Total	$185	4.00%	$54,741	2.62%	$93,393	2.68%	$298,024	2.92%	$1,770,410	2.45%	$2,216,753	2.52%

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$1,892	5.58%	$26,790	4.09%	$98,285	4.47%	$126,583	3.67%	$—	—%	$253,550	4.04%
Total	$1,892	5.58%	$26,790	4.09%	$98,285	4.47%	$126,583	3.67%	$—	—%	$253,550	4.04%

The unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2017. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2017			2016			2015
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$2,643,945	34.83%	—%	$2,130,536	31.27%	—%	$1,592,816	29.18%	—%
Savings	4,044,032	53.28	0.27	3,680,535	54.02	0.22	2,918,706	53.47	0.23
Time deposits less than $100,000	525,165	6.92	0.79	577,908	8.48	0.82	606,030	11.10	0.95
Time deposits of $100,000 or more	377,090	4.97	0.80	424,802	6.23	0.75	341,071	6.25	0.92
Total deposits	$7,590,232	100.00%		$6,813,781	100.00%		$5,458,623	100.00%

Total average deposits increased $776.5 million or 11% during 2017, which includes approximately $739.0 million of deposits acquired with the Founders Bancorp and Citywide of Colorado, Inc. transactions. Total average deposits increased $1.36 billion or 25% during 2016, with approximately $584.4 million associated with the CIC Bancshares, Inc., acquisition completed during the year. Excluding acquired deposits, total average deposits increased $37.5 million or 1% during 2017 and $770.8 million or 14% during 2016. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 46% during 2017, 53% during 2016 and 63% during 2015.

Average demand deposits increased $513.4 million or 24% during 2017 and $537.7 million or 34% during 2016. Exclusive of approximately $337.3 million of demand deposits acquired in 2017, average demand deposits increased $176.1 million or 8%. Exclusive of $148.1 million in average demand deposits acquired in the CIC Bancshares, Inc., transaction completed during 2016, average demand deposits increased $389.6 million or 24%. The mix of total deposits has continued to improve, with demand deposits representing 35%, savings representing 53% and time deposits representing 12% at December 31, 2017. At year-end 2016, demand deposits represented 31% of total deposits, savings represented 54% and time deposits represented 15%. At year-end 2015, demand deposits represented 29% of total deposits, savings represented 54% and time deposits represented 17%. The percentage of our total average demand deposit balances attributable to branch banking offices in our Midwestern markets was 37% during 2017, 43% during 2016 and 54% during 2015.

Average savings deposit balances increased by $363.5 million or 10% during 2017 and $761.8 million or 26% during 2016. Excluding approximately $322.5 million of average savings deposits acquired in 2017, average savings deposits increased $41.0 million or 1%. Exclusive of approximately $301.4 million in average savings deposits acquired in the CIC Bancshares, Inc., transaction, average savings deposits increased $460.4 million or 16% during 2016. The percentage of our total average savings deposit balances attributable to branch banking offices in our Midwestern markets was 51% in 2017, 59% in 2016 and 68% in 2015.

Average time deposits decreased $100.5 million or 10% during 2017, and exclusive of approximately $79.2 million of time deposits acquired in 2017, average time deposits decreased $179.7 million or 18%. Average time deposits increased $55.6 million or 6% during 2016 and, exclusive of approximately $134.8 million in balances acquired, average time deposits decreased $79.2 million or 8%. Excluding acquisitions, the decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Banks priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers with only certificate of deposit accounts. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts while waiting for interest rates to improve. The percentage of our total average time deposit balances excluding brokered time deposits attributable to branch banking offices in our Midwestern markets was 46% during 2017, 51% during 2016 and 64% during 2015. Average brokered time deposits as a percentage of total average deposits were 1% during 2017, 2% during 2016 and 3% during 2015.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2017, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2017
3 months or less	$76,535
Over 3 months through 6 months	78,907
Over 6 months through 12 months	109,154
Over 12 months	138,107
$402,703

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2017, and 2016, in thousands:

	December 31, 2017	December 31, 2016
Securities sold under agreement to repurchase	$107,957	$229,555
Federal funds purchased	168,250	40,200
Advances from the FHLB	40,000	30,367
Other short-term borrowings	8,484	6,337
Total	$324,691	$306,459

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2017, the amount of short-term borrowings was $324.7 million compared to $306.5 million at year-end 2016, an increase of $18.2 million or 6%. Short-term FHLB advances totaled $40.0 million at December 31, 2017, compared to $30.4 million at December 31, 2016, an increase of $9.6 million or 32%. Federal funds purchased totaled $168.3 million at December 31, 2017, and $40.2 million at December 31, 2016, which is an increase of $128.1 million.

All of the banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $108.0 million at December 31, 2017, compared to $229.6 million at December 31, 2016, a decrease of $121.6 million or 53%.

Also included in short-term borrowings is a $25.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. During 2017, Heartland drew $20.0 million and repaid $20.0 million. No balance was outstanding on this line at December 31, 2017, and December 31, 2016.

The following table reflects information regarding our short-term borrowings as of December 31, 2017, 2016, and 2015, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2017	2016	2015
Balance at end of period	$324,691	$306,459	$293,898
Maximum month-end amount outstanding	324,691	399,490	477,918
Average month-end amount outstanding	182,846	287,857	330,134
Weighted average interest rate at year-end	1.11%	0.29%	0.15%
Weighted average interest rate for the year	0.36%	0.40%	0.25%

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of December 31, 2017, and 2016:

	December 31, 2017	December 31, 2016
Advances from the FHLB	$6,702	$6,975
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	121,886	115,232
Senior notes	11,000	16,000
Note payable to unaffiliated bank	33,667	37,667
Contracts payable for purchase of real estate and other assets	1,881	2,339
Subordinated notes	74,000	73,857
Other borrowings	5,875	6,464
Total	$285,011	$288,534

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt and obligations under trust preferred capital securities. As of December 31, 2017, the amount of other borrowings was $285.0 million, a decrease of $3.5 million or 1% since year-end 2016.

Long-term FHLB borrowings with an original term beyond one year totaled $6.7 million at December 31, 2017, compared to $7.0 million at December 31, 2016, a decrease of $273,000 or 4%. Total long-term FHLB borrowings at December 31, 2017, had an average interest rate of 3.22% and an average remaining maturity of 36 months.

Structured wholesale repurchase agreements totaled $30.0 million at both December 31, 2017, and December 31, 2016.

Heartland had $121.9 million of trust preferred securities outstanding at December 31, 2017, compared to $115.2 million at December 31, 2016, which is an increase of $6.7 million or 6%. This increase includes $21.6 million of trust preferred securities acquired at fair value in the Citywide Banks of Colorado, Inc. transaction. Exclusive of the acquired trust preferred securities, the balance of trust preferred securities decreased $15.0 million or 13% since year-end 2016. In the fourth quarter of 2017, Heartland repurchased and retired $15.0 million of trust preferred securities from Heartland Statutory Trust IV, and a gain of $1.2 million was recorded in other noninterest income in conjunction with this transaction.

A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2017, excluding deferred issuance costs, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/17(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,258	03/17/2004	2.75% over LIBOR	4.35%	(2)	03/17/2034	03/17/2018
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.69%	(3)	04/07/2036	04/07/2018
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	3.07%	(4)	09/15/2037	03/15/2018
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	2.96%	(5)	09/01/2037	06/01/2018
Morrill Statutory Trust I	8,900	12/19/2002	3.25% over LIBOR	4.92%	(6)	12/26/2032	03/26/2018
Morrill Statutory Trust II	8,531	12/17/2003	2.85% over LIBOR	4.45%	(7)	12/17/2033	03/17/2018
Sheboygan Statutory Trust I	6,353	09/17/2003	2.95% over LIBOR	4.55%		9/17/2033	03/17/2018
CBNM Capital Trust I	4,309	09/10/2004	3.25% over LIBOR	4.84%		12/15/2034	03/15/2018
Citywide Capital Trust III	6,327	12/19/2003	2.80% over LIBOR	4.18%		12/19/2033	04/23/2018
Citywide Capital Trust IV	4,180	09/30/2004	2.20% over LIBOR	3.65%		09/30/2034	05/23/2018
Citywide Capital Trust V	11,298	05/31/2006	1.54% over LIBOR	3.13%	(8)	07/25/2036	03/15/2018
	$122,013

(1) Effective weighted average interest rate as of December 31, 2017, was 5.25% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2017, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2017, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2017, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2017, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2017, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2017, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(8) Effective interest rate as of December 31, 2017, was 3.80% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Heartland has a non-revolving credit facility with an unaffiliated bank to provide borrowing capacity not to exceed $75.0 million. At December 31, 2017, $33.7 million was outstanding on the note payable with an unaffiliated bank compared to $37.7 million at December 31, 2016. This non-revolving credit facility is being amortized over five years, and the balance is due in April 2021. At December 31, 2017, Heartland had $39.3 million of available borrowing capacity, of which no balance was outstanding.

Heartland also had senior notes totaling $11.0 million and $16.0 million at December 31, 2017, and 2016, respectively. These senior notes mature with respect to $6.0 million in 2018, and $5.0 million in 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

In 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.0 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2017.

CAPITAL RESOURCES

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015, and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords ("Basel III") regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and substantially amended the regulatory risk-based capital rules applicable to Heartland. Under Basel III, Heartland must hold a conservation buffer above the minimum capital requirement. The capital conservation buffer for 2017 is 1.25% above the minimum capital requirement, and the fully-phased in capital conservation buffer for 2019 is 2.50% above the minimum capital requirement.

The most recent notification from the FDIC categorized Heartland and each of its banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2017	13.45%	11.70%	10.07%	9.20%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,511,544	$7,511,544	$7,511,544	N/A
Average assets	N/A	N/A	N/A	$9,552,227

December 31, 2016	14.01%	11.93%	10.09%	9.28%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$6,335,807	$6,335,807	$6,335,807	N/A
Average assets	N/A	N/A	N/A	$8,147,357

December 31, 2015	13.74%	11.56%	8.23%	9.58%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$5,916,027	$5,916,027	$5,916,027	N/A
Average assets	N/A	N/A	N/A	$7,140,152

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

Common stockholders' equity was $990.5 million at December 31, 2017, compared to $739.6 million at year-end 2016. Book value per common share was $33.07 at December 31, 2017, compared to $28.31 at year-end 2016. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $19.8 million at December 31, 2017, compared to an unrealized loss of $30.2 million at December 31, 2016.

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
COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2017, and December 31, 2016, commitments to extend credit aggregated $1.96 billion and $1.57 billion, and standby letters of credit aggregated $55.5 million and $46.1 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2017, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$923,453	$607,669	$223,905	$70,129	$21,750
Long-term debt obligations	285,011	43,217	21,035	23,279	197,480
Operating lease obligations	48,837	5,774	11,037	9,209	22,817
Purchase obligations	16,077	7,015	8,076	986	—
Other long-term liabilities	4,891	609	1,285	618	2,379
Total contractual obligations	$1,278,269	$664,284	$265,338	$104,221	$244,426

Other commitments:
Lines of credit	$1,956,464	$1,524,674	$195,639	$80,622	$155,529
Standby letters of credit	55,548	48,443	2,132	311	4,662
Total other commitments	$2,012,012	$1,573,117	$197,771	$80,933	$160,191

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc., in a transaction valued at approximately $61.4 million, of which $7.7 million was cash, and the remainder was settled by delivery of approximately 1,001,246 shares of Heartland common stock. As of December 31, 2017, Signature Bank had total assets of $409.2 million, including $339.1 million of gross loans held to maturity, and deposits of $368.1 million. Signature Bank was merged with Heartland’s wholly-owned subsidiary Minnesota Bank & Trust, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc. The systems conversion for this transaction is expected to occur in the second quarter of 2018.

On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of December 31, 2017, FirstBank & Trust Company had total assets of $929.6 million, including $669.3 million of gross loans held to maturity, and deposits of $821.9 million. FirstBank & Trust Company will operate as a wholly-owned subsidiary of Heartland. The transaction is expected to close in the second quarter of 2018, and the systems conversion is expected to occur in the third quarter of 2018.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. At December 31, 2017, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $25.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At December 31, 2017, $39.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of December 31, 2017.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $242.3 million as of December 31, 2017.

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

Our short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. We believe these balances, on average, to be stable sources of funds; however, we intend to rely on deposit growth and additional FHLB borrowings as needed in the future.

In the event of short-term liquidity needs, the Banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs, and at December 31, 2017, Heartland had $1.33 billion of borrowing capacity under these programs.

At December 31, 2017, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $25.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit facility with the same unaffiliated bank. At December 31, 2017, $39.3 million was available on this non-revolving credit facility, of which no balance was outstanding.

Heartland has filed a universal shelf registration statement with the SEC that provides Heartland the ability to raise capital, subject to SEC rules and limitations, if Heartland's board of directors decides to do so.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the banks and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide asset/liability management position assessment and strategy formulation services to Heartland and the Banks. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of the Banks. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Management does not believe that Heartland's primary market risk exposures have changed significantly in 2017 when compared to 2016.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2017, and 2016, provided the results below, in thousands.

	2017		2016
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$341,575	(3.27)%	$288,840	(2.25)%
Base	$353,131		$295,478
Up 200 Basis Points	$356,452	0.94%	$299,993	1.53%
Year 2
Down 100 Basis Points	$324,951	(7.98)%	$272,262	(7.86)%
Base	$357,124	1.13%	$293,870	(0.54)%
Up 200 Basis Points	$381,394	8.00%	$313,864	6.22%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both December 31, 2017, and December 31, 2016, Heartland held no securities in its securities trading portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2017	2016
ASSETS
Cash and due from banks	3	$168,723	$151,290
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments		27,280	7,434
Cash and cash equivalents		196,003	158,724
Time deposits in other financial institutions		9,820	2,105
Securities:
Available for sale, at fair value (cost of $2,248,181 at December 31, 2017, and cost of $1,893,947 at December 31, 2016)	4	2,216,753	1,845,864
Held to maturity, at cost (fair value of $265,494 at December 31, 2017, and $274,799 at December 31, 2016)	4	253,550	263,662
Other investments, at cost	4	22,563	21,560
Loans held for sale		44,560	61,261
Loans receivable:	5
Held to maturity		6,391,464	5,351,719
Allowance for loan losses	5, 6	(55,686)	(54,324)
Loans receivable, net		6,335,778	5,297,395
Premises, furniture and equipment, net	7	172,324	163,614
Premises, furniture and equipment held for sale	2	1,977	414
Other real estate, net		10,777	9,744
Goodwill	2, 8	236,615	127,699
Core deposit intangibles and customer relationship intangibles, net	8	35,203	22,775
Servicing rights, net	8	25,857	35,778
Cash surrender value on life insurance		142,818	112,615
Other assets		106,141	123,869
TOTAL ASSETS		$9,810,739	$8,247,079
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$2,983,128	$2,202,036
Savings		4,240,328	3,788,089
Time		923,453	857,286
Total deposits		8,146,909	6,847,411
Short-term borrowings	10	324,691	306,459
Other borrowings	11	285,011	288,534
Accrued expenses and other liabilities		62,671	63,759
TOTAL LIABILITIES		8,819,282	7,506,163
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both December 31, 2017, and December 31, 2016)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2017, and December 31, 2016)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2017, and December 31, 2016, none issued or outstanding at both December 31, 2017, and December 31, 2016)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2017, and December 31, 2016; 745 shares issued and outstanding at December 31, 2017, and 1,078 shares issued and outstanding at December 31, 2016)		938	1,357
Common stock (par value $1 per share; 40,000,000 shares authorized at December 31, 2017, and 30,000,000 shares authorized at December 31, 2016; issued 29,953,356 shares at December 31, 2017, and 26,119,929 shares at December 31, 2016)		29,953	26,120
Capital surplus		503,709	328,376
Retained earnings		481,331	416,109
Accumulated other comprehensive loss		(24,474)	(31,046)
Treasury stock at cost (0 shares at both December 31, 2017, and December 31, 2016)		—	—
TOTAL STOCKHOLDERS' EQUITY		991,457	740,916
TOTAL LIABILITIES AND EQUITY		$9,810,739	$8,247,079

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans	5	$304,006	$278,128	$227,106
Interest on securities:
Taxable		38,365	32,858	26,646
Nontaxable		19,698	15,085	12,178
Interest on federal funds sold		42	12	24
Interest on interest bearing deposits in other financial institutions		1,547	396	14
TOTAL INTEREST INCOME		363,658	326,479	265,968
INTEREST EXPENSE:
Interest on deposits	9	18,279	15,939	15,530
Interest on short-term borrowings		678	1,202	838
Interest on other borrowings (includes $1,290, $1,914 and $2,222 of interest expense related to derivatives reclassified from accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015, respectively)	12	14,393	14,672	15,602
TOTAL INTEREST EXPENSE		33,350	31,813	31,970
NET INTEREST INCOME		330,308	294,666	233,998
Provision for loan losses	5, 6	15,563	11,694	12,697
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		314,745	282,972	221,301
NONINTEREST INCOME:
Service charges and fees		39,183	31,590	24,308
Loan servicing income		5,636	4,501	5,276
Trust fees		15,818	14,845	14,281
Brokerage and insurance commissions		4,033	3,869	3,789
Securities gains, net (includes $6,764, $11,518, and $13,183 of net security gains reclassified from accumulated other comprehensive income for the years ended December 31, 2017, 2016, and 2015, respectively)	4	6,973	11,340	13,143
Impairment loss on securities (includes $0, $0, and $253 of net security losses reclassified from accumulated other comprehensive income for the years ended December 31, 2017, 2016, and 2015, respectively)	4	—	—	(769)
Net gains on sale of loans held for sale		22,251	39,634	45,249
Valuation allowance on commercial servicing rights	8	21	(33)	—
Income on bank owned life insurance		2,772	2,275	1,999
Other noninterest income		5,335	5,580	3,409
TOTAL NONINTEREST INCOME		102,022	113,601	110,685
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	171,407	163,547	144,105
Occupancy	15	22,244	20,398	16,928
Furniture and equipment	7	11,061	10,245	8,747
Professional fees		32,879	27,676	23,047
FDIC insurance assessments		3,595	4,185	3,759
Advertising		7,229	6,448	5,465
Core deposit intangibles and customer relationship intangibles amortization	8	6,077	5,630	2,978
Other real estate and loan collection expenses		2,461	2,443	2,437
Loss on sales/valuations of assets, net		2,475	1,478	6,821
Other noninterest expenses		38,247	37,618	36,759
TOTAL NONINTEREST EXPENSES		297,675	279,668	251,046
INCOME BEFORE INCOME TAXES		119,092	116,905	80,940
Income taxes (includes $2,042, $3,582, and $3,994 of income tax expense reclassified from accumulated other comprehensive income for the years ended December 31, 2017, 2016, and 2015, respectively)	13	43,820	36,556	20,898
NET INCOME		75,272	80,349	60,042
Preferred dividends		(58)	(292)	(817)
Interest expense on convertible preferred debt		12	51	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$75,226	$80,108	$59,225
EARNINGS PER COMMON SHARE - BASIC	1	$2.67	$3.26	$2.87
EARNINGS PER COMMON SHARE - DILUTED	1	$2.65	$3.22	$2.83
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.51	$0.50	$0.45

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
NET INCOME	$75,272	$80,349	$60,042
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	23,778	(31,271)	(195)
Reclassification adjustment for net gains realized in net income	(6,764)	(11,518)	(12,930)
Net change in non-credit related other than temporary impairment	—	7	295
Income taxes	(6,670)	16,738	5,157
Other comprehensive income (loss) on securities	10,344	(26,044)	(7,673)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	210	(209)	(2,016)
Reclassification adjustment for net losses on derivatives realized in net income	1,290	1,914	2,222
Income taxes	(765)	(680)	(88)
Other comprehensive income on cash flow hedges	735	1,025	118
Other comprehensive income (loss)	11,079	(25,019)	(7,555)
TOTAL COMPREHENSIVE INCOME	$86,351	$55,330	$52,487

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2015	$81,698	$18,511	$95,816	$298,764	$1,528	$—	$496,317
Comprehensive income (loss)				60,042	(7,555)		52,487
Cash dividends declared:
Series C Preferred, $10.00 per share				(817)			(817)
Common, $0.45 per share				(9,359)			(9,359)
Purchase of 57,866 shares of treasury stock						(2,987)	(2,987)
Issuance of 3,982,434 shares of common stock		3,925	117,342			2,987	124,254
Stock based compensation			3,278				3,278
Balance at December 31, 2015	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income (loss)				80,349	(25,019)		55,330
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $52.50 per share				(124)			(124)
Common, $0.50 per share				(12,578)			(12,578)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Redemption of Series D preferred stock	(2,420)						(2,420)
Purchase of 82,601 shares of treasury stock						(3,719)	(3,719)
Issuance of 3,766,837 shares of common stock		3,684	108,462			3,719	115,865
Stock based compensation			3,478				3,478
Balance at December 31, 2016	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income (loss)				75,272	11,079		86,351
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)				4,507	(4,507)		—
Cash dividends declared:
Series D Preferred, $52.50 per share				(58)			(58)
Common, $0.51 per share				(14,499)			(14,499)
Conversion of Series D preferred stock	(419)						(419)
Purchase of 13,066 shares of treasury stock						(625)	(625)
Issuance of 3,846,493 shares of common stock		3,833	171,265			625	175,723
Stock based compensation			4,068				4,068
Balance at December 31, 2017	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,272	$80,349	$60,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,144	30,757	24,046
Provision for loan losses	15,563	11,694	12,697
Net amortization of premium on securities	26,961	32,101	28,405
Provision for deferred taxes	13,263	7,162	2,121
Securities gains, net	(6,973)	(11,340)	(13,143)
Impairment loss on securities	—	—	769
Stock based compensation	4,068	3,478	3,278
Write down and losses on sales of assets, net	2,475	1,478	6,821
Loans originated for sale	(728,681)	(1,119,817)	(1,324,494)
Proceeds on sales of loans held for sale	760,484	1,160,079	1,351,457
Net gains on sales of loans held for sale	(15,102)	(26,740)	(30,504)
Increase in accrued interest receivable	(593)	(779)	(290)
(Increase) decrease in prepaid expenses	576	194	(3,110)
Increase (decrease) in accrued interest payable	34	(835)	(1,424)
Gain on extinguishment of debt	(1,280)	—	—
Capitalization of servicing rights	(7,358)	(12,894)	(14,745)
Valuation adjustment on commercial servicing rights	(21)	33	—
Net excess tax benefit from stock based compensation	1,246	374	676
Other, net	(14,148)	(6,769)	(440)
NET CASH PROVIDED BY OPERATING ACTIVITIES	155,930	148,525	102,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	1,456,750	909,942	1,115,359
Proceeds from the sale of securities held to maturity	—	4,557	—
Proceeds from the sale of other investments	2,790	5,673	15,327
Proceeds from the sale of time deposits in other financial institutions	12,171	—	2,925
Proceeds from the maturity of and principal paydowns on securities available for sale	222,656	188,071	162,311
Proceeds from the maturity of and principal paydowns on securities held to maturity	10,621	9,683	3,071
Proceeds from the maturity of and principal paydowns on other investments	—	—	619
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	34,904	250	250
Purchase of securities available for sale	(1,816,564)	(1,335,244)	(1,206,909)
Purchase of other investments	(1,116)	(2,250)	(9,840)
Net (increase) decrease in loans	22,109	222,874	(196,509)
Purchase of bank owned life insurance policies	(2,000)	—	(1,100)
Proceeds from bank owned life insurance policies	—	111	1,229
Proceeds from sale of mortgage servicing rights	6,290	—	—
Capital expenditures	(8,113)	(10,327)	(8,111)
Net cash and cash equivalents received in acquisitions	71,089	8,084	41,744
Proceeds from sale of equipment	4,867	947	1,181
Proceeds on sale of OREO and other repossessed assets	10,844	4,484	9,465
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	27,298	6,855	(68,988)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	154,394	123,613	204,575
Net increase (decrease) in savings accounts	(166,733)	86,319	174,913
Net decrease in time deposit accounts	(79,733)	(416,455)	(11,592)
Proceeds on short-term revolving credit line	20,000	—	—
Repayments on short-term revolving credit line	(20,000)	—	—
Net increase (decrease) in short-term borrowings	(25,847)	(15,921)	3,152
Proceeds from short term FHLB advances	251,139	329,566	271,100
Repayments of short term FHLB advances	(241,505)	(336,850)	(336,000)
Proceeds from other borrowings	—	40,000	29,000
Repayments of other borrowings	(9,645)	(21,636)	(173,739)
Redemption of preferred stock	—	(81,698)	—
Payment for the redemption of debt	(13,800)	—	—
Purchase of treasury stock	(625)	(3,719)	(2,987)
Proceeds from issuance of common stock	963	54,196	3,508
Dividends paid	(14,557)	(12,870)	(10,176)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(145,949)	(255,455)	151,754
Net increase (decrease) in cash and cash equivalents	37,279	(100,075)	184,928
Cash and cash equivalents at beginning of year	158,724	258,799	73,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,003	$158,724	$258,799
Supplemental disclosures:
Cash paid for income/franchise taxes	$15,817	$24,652	$11,914
Cash paid for interest	$33,316	$32,648	$33,394
Loans transferred to OREO	$5,293	$2,315	$6,592
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	$2,372	$3,440	$—
Purchases of securities available for sale, accrued, not paid	$1,017	$—	$—
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	$3,442	$—	$—
Sales of securities available for sale, accrued, not settled	$—	$250	$—
Conversion of convertible debt to common stock	$558	$1,442	$—
Conversion of Series D preferred stock to common stock	$419	$2,420	$—
Stock consideration granted for acquisitions	$175,196	$57,433	$120,070

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of Heartland, which are provided through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and commercial real estate, agricultural and agricultural real estate, residential real estate and consumer loans.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citywide Banks; Minnesota Bank & Trust; Morrill & Janes Bank and Trust Company; Premier Valley Bank; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV and Citywide Capital Trust V. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2017.

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

Business Combinations - Heartland applies the acquisition method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Under the acquisition method, Heartland recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at fair value as of the acquisition date, with the acquisition-related transaction costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

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

Acquired Loans - The FASB ASC Topic 310-30 establishes accounting standards for acquired loans with deteriorated credit quality. Heartland reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. FASB ASC 310-30 requires that the excess of all cash flows expected at acquisition over the initial investment in the loan be recognized as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

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

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2017 and 2016, Heartland was servicing mortgage loans primarily for government sponsored entities with aggregate unpaid principal balances of $3.56 billion and $4.31 billion, respectively.

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

Premises, Furniture and Equipment, net - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

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

Core Deposit Intangibles and Customer Relationship Intangibles, Net - Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Annually, Heartland reviews these intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Servicing Rights, Net - Mortgage and commercial servicing rights associated with loans originated and sold, where servicing is retained, are initially capitalized at fair value and recorded on the consolidated statements of income as a component of gains on sale of loans held for sale. The values of these capitalized servicing rights are amortized as an offset to the loan servicing income earned in relation to the servicing revenue expected to be earned. The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. A valuation allowance of $12,000 and $33,000, was required as of December 31, 2017, and 2016, respectively, for Heartland's commercial servicing rights with an original term of greater than 20 years.

Cash Surrender Value on Life Insurance - Heartland and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income in income on bank owned life insurance. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded in other noninterest income.

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

Heartland has fair value hedging relationships at December 31, 2017. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2017	2016	2015
Net income attributable to Heartland	$75,272	$80,349	$60,042
Preferred dividends	(58)	(292)	(817)
Interest expense on convertible preferred debt	12	51	—
Net income available to common stockholders	$75,226	$80,108	$59,225
Weighted average common shares outstanding for basic earnings per share	28,168	24,573	20,672
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	258	300	257
Weighted average common shares for diluted earnings per share	28,426	24,873	20,929
Earnings per common share — basic	$2.67	$3.26	$2.87
Earnings per common share — diluted	$2.65	$3.22	$2.83

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc. parent company of Signature Bank, based in Minnetonka, Minnesota. See Note 2, "Acquisitions," for further details regarding this acquisition.

Effect of New Financial Accounting Standards - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland evaluates noninterest income contracts affected by the new guidance by analyzing contracts and current accounting practices to determine if a change is appropriate. The amendment is largely consistent with existing guidance and current practices; however Heartland had to change the recognition of certain recurring revenue streams within trust and investment management fees. Heartland intends to adopt the accounting standard effective January 1, 2018, as required, using a modified retrospective approach. However, the adoption of these amendments will not have a significant effect on Heartland's results of operations, financial position and liquidity other than expanded disclosure requirements.

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Entities are required to and Heartland intends to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the adoption date. Heartland intends to adopt the accounting standard in 2018, as required, and determined these amendments will not have a material impact on its results of operations, financial position and liquidity.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. Heartland intends to adopt the accounting standard in 2019, as required, and does not expect the adoption of this standard to have a significant impact on its results of operations, financial position and liquidity.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)." The amendments in this ASU simplify several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was permitted for any interim or annual period prior to the effective date. Heartland adopted this ASU on January 1, 2017, as required, using a prospective transition method. The requirement to report the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense has been applied to settlements occurring on or after January 1, 2017, and the impact of applying the guidance reduced reported income tax expense by $1.2 million.

ASU 2016-09 also requires that all income tax related cash flows resulting from share-based payments be reported as an operating activity in the consolidated statements of cash flows. Previously income tax benefits resulting from the settlement of a share-based award were reported as a reduction of operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the period in which the share-based awards vested. Heartland elected to adopt the change in cash flow classification on a retrospective basis, which resulted in a $374,000 and $676,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying consolidated statement of cash flows for the years ended December 31 2016, and 2015, respectively. Heartland has elected to account for forfeitures as they occur.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. Heartland intends to adopt this ASU in 2018, as required, and determined the adoption of these amendments will not have a material impact on Heartland's results of operations, financial position and liquidity.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other Than Inventory." The amendment requires an entity to recognize income tax consequences on an intra-entity transfer of an asset other than inventory at the time the transaction occurs. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments must be applied and Heartland intends to apply these amendments using a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Heartland intends to adopt this ASU in 2018, as required, and determined the adoption of this amendment will not have a material impact on Heartland's results of operations, financial position and liquidity.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. The amendments must be applied and Heartland intends to apply these amendments prospectively. The adoption of ASU 2017-01 is not expected to have a material impact on Heartland's results of operations, financial position and liquidity.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." This amendment is to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendment should be applied and Heartland intends to apply the amendment prospectively. Early adoption is permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland intends to adopt this ASU in the third quarter of 2020, consistent with the annual impairment test as of September 30, 2020, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity.

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If any entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The amendments must be applied and Heartland intends to apply these amendments on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland intends to adopt this ASU in 2019, as required, and is currently evaluating the potential impact on its results of operations, financial position and liquidity.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met; (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied and Heartland intends to apply these amendments prospectively to an award modified on or after the adoption date. Heartland intends to adopt this ASU in 2018, as required, and determined the adoption of these amendments will not have a material impact to its results of operations, financial position and liquidity because Heartland has not typically modified share-based payment awards after the original award has been granted.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. Heartland currently intends to adopt this ASU in 2019, as required, and does not believe there will be a material impact to its results of operations, financial position and liquidity.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)." This ASU allows for the option to reclassify from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017. The legislation included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for public businesses for reporting periods for which financial statements have not yet been issued. Heartland adopted the guidance as of December 31, 2017. The adoption of this ASU was accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $4.5 million increase to retained earnings and a corresponding decrease to AOCI on December 31, 2017.

TWO
ACQUISITIONS

Signature Bancshares, Inc.
On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc. in a transaction valued at approximately $61.4 million, of which $7.7 million was cash, and the remainder was settled by delivery of approximately 1,001,246 shares of Heartland common stock. As of December 31, 2017, Signature Bank had total assets of $409.2 million, including $339.1 million of gross loans held to maturity, and deposits of $368.1 million. Signature Bank was merged with Heartland’s wholly-owned subsidiary Minnesota Bank & Trust, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc. The systems conversion for this transaction is expected to occur in the second quarter of 2018. This transaction closed after December 31, 2017, and is not reflected in Heartland's results of operation or financial condition.

First Bank Lubbock Bancshares, Inc.
On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of December 31, 2017, FirstBank & Trust Company had total assets of $929.6 million, including $669.3 million of gross loans held to maturity, and deposits of $821.9 million. FirstBank & Trust Company will operate as a wholly-owned subsidiary of Heartland. The transaction is expected to close in the second quarter of 2018.

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
The assets and liabilities of Citywide Banks of Colorado, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of July 7, 2017:

As of July 7, 2017
Fair value of consideration paid:
Common stock (3,216,161 shares)	$152,607
Cash	58,636
Total consideration paid	211,243
Fair value of assets acquired:
Cash and due from banks	21,341
Interest bearing deposits with the Federal Reserve and other banks and other short-term investments	74,686
Time deposits in other financial institutions	6,304
Securities:
Securities available for sale	234,390
Other securities	2,628
Loans held to maturity	985,399
Premises, furniture and equipment, net	17,206
Premises, furniture and equipment held for sale	1,350
Other real estate, net	6,916
Core deposit intangibles and customer relationship intangibles, net	16,041
Cash surrender value on life insurance	21,015
Other assets	11,263
Total assets	1,398,539
Fair value of liabilities assumed:
Deposits	1,210,074
Short term borrowings	34,445
Other borrowings	21,636
Other liabilities	16,295
Total liabilities assumed	1,282,450
Fair value of net assets acquired	116,089
Goodwill resulting from acquisition	$95,154

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

Pro Forma Information (unaudited): The following pro forma information represents the results of operations for the years ended December 31, 2017, and 2016, as if the Citywide Banks of Colorado, Inc. acquisition occurred on January 1, 2017, and January 1, 2016, respectively:

(Dollars in thousands, except per share data), unaudited	For the Years Ended December 31,
	2017	2016
Net interest income	$357,341	$344,784
Net income available to common stockholders	$75,599	$90,470
Basic earnings per share	$2.67	$3.26
Diluted earnings per share	$2.65	$3.22

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2016, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition or adjustments for $10.1 million of transaction costs recorded by Citywide Banks of Colorado, Inc. prior to the acquisition. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $3.8 million of pre-tax merger related expenses in 2017, associated with the Citywide Banks of Colorado, Inc. acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of salaries and employee benefits, professional fees, loss on sales/valuations of assets, net and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans on the acquisition date was $1.2 million.

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

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2017 and 2016, were $10.7 million and $9.1 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale as of December 31, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
U.S. government corporations and agencies	$5,358	$8	$(38)	$5,328
Mortgage and asset-backed securities	1,785,467	5,856	(37,587)	1,753,736
Obligations of states and political subdivisions	441,060	4,669	(4,714)	441,015
Total debt securities	2,231,885	10,533	(42,339)	2,200,079
Equity securities	16,296	378	—	16,674
Total	$2,248,181	$10,911	$(42,339)	$2,216,753
December 31, 2016
U.S. government corporations and agencies	$4,716	$16	$(32)	$4,700
Mortgage and asset-backed securities	1,321,760	7,026	(38,286)	1,290,500
Obligations of states and political subdivisions	553,020	2,436	(19,312)	536,144
Total debt securities	1,879,496	9,478	(57,630)	1,831,344
Equity securities	14,451	69	—	14,520
Total	$1,893,947	$9,547	$(57,630)	$1,845,864

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2017, and December 31, 2016, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Obligations of states and political subdivisions	253,550	12,460	(516)	265,494
Total	$253,550	$12,460	$(516)	$265,494
December 31, 2016
Obligations of states and political subdivisions	263,662	12,282	(1,145)	274,799
Total	$263,662	$12,282	$(1,145)	$274,799

No transfers from available for sale to held to maturity were made in 2017 or 2016.

At December 31, 2017, approximately 75% of Heartland's mortgage and asset-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of securities available for sale at December 31, 2017, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$185	$185
Due in 1 to 5 years	54,630	54,741
Due in 5 to 10 years	95,345	93,393
Due after 10 years	296,258	298,024
Total debt securities	446,418	446,343
Mortgage and asset-backed securities	1,785,467	1,753,736
Equity securities	16,296	16,674
Total investment securities	$2,248,181	$2,216,753

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2017, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,892	$1,923
Due in 1 to 5 years	26,790	27,433
Due in 5 to 10 years	98,285	101,377
Due after 10 years	126,583	134,761
Total investment securities	$253,550	$265,494

As of December 31, 2017, securities with a carrying value of $670.3 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities available for sale for the years ended December 31, 2017, 2016 and 2015 are summarized as follows, in thousands:

	2017	2016	2015
Available for Sale Securities sold:
Proceeds from sales	$1,456,750	$909,942	$1,115,359
Gross security gains	10,585	13,200	15,205
Gross security losses	3,812	1,562	2,022

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2017, and December 31, 2016. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2017, and December 31, 2016, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. government corporations and agencies	$4,819	$(38)	$—	$—	$4,819	$(38)
Mortgage and asset-backed securities	851,070	(11,533)	399,978	(26,054)	1,251,048	(37,587)
Obligations of states and political subdivisions	93,040	(667)	159,180	(4,047)	252,220	(4,714)
Total debt securities	948,929	(12,238)	559,158	(30,101)	1,508,087	(42,339)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$948,929	$(12,238)	$559,158	$(30,101)	$1,508,087	$(42,339)
December 31, 2016
U.S. government corporations and agencies	$4,185	$(32)	$—	$—	$4,185	$(32)
Mortgage and asset-backed securities	744,202	(23,527)	272,449	(14,759)	1,016,651	(38,286)
Obligations of states and political subdivisions	414,151	(19,309)	251	(3)	414,402	(19,312)
Total debt securities	1,162,538	(42,868)	272,700	(14,762)	1,435,238	(57,630)
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,162,538	$(42,868)	$272,700	$(14,762)	$1,435,238	$(57,630)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of states and political subdivisions	8,512	(49)	8,989	(467)	17,501	(516)
Total temporarily impaired securities	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)
December 31, 2016
Obligations of states and political subdivisions	31,479	(884)	2,017	(261)	33,496	(1,145)
Total temporarily impaired securities	$31,479	$(884)	$2,017	$(261)	$33,496	$(1,145)

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

During 2016, Heartland sold the mortgage-backed securities in the held to maturity portfolio because the credit quality of the securities showed further deterioration, and it was unlikely Heartland would recover the remaining basis of the securities prior to maturity. The significant deterioration of the credit quality of these securities was inconsistent with Heartland's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $4.4 million, and the associated realized gross gains were $89,000, and the realized gross losses were $439,000.

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

During 2016, Heartland sold one obligation of states and political subdivisions from the held to maturity portfolio because the credit quality of the security showed significant deterioration, and it was unlikely Heartland would recover the remaining basis of the security prior to maturity. The significant deterioration of the credit quality of this security was inconsistent with Heartland's original intent upon purchase and classification of this held to maturity security. The carrying value of this security was $503,000, and the associated gross loss was $1,500.

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

There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the period ended December 31, 2017. There were no gross realized gains and $85,000 of gross realized losses on the sale of available for sale securities with OTTI write-downs for the period ended December 31, 2016. Additionally, there were $89,000 of gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended December 31, 2016.

The following table shows the detail of total OTTI write-downs included in earnings, in thousands:

	For the Years Ended December 31,
	2017	2016	2015
OTTI write-downs included in earnings:
Available for sale debt securities:
Mortgage-backed securities	$—	$—	$53
Held to maturity debt securities:
Mortgage-backed securities	—	—	716
Total debt security OTTI write-downs included in earnings	$—	$—	$769

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in AOCI for the same securities, in thousands:

	For the Years Ended December 31,
	2017	2016	2015
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$769
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	—	—	769
Recorded directly to AOCI for non-credit related impairment:
Reclassification of non-credit related impairment	—	—	(200)
Reduction of non-credit related impairment related to security sales	—	(120)	—
Accretion of non-credit related impairment	—	(7)	(95)
Total changes to AOCI for non-credit related impairment	—	(127)	(295)
Total OTTI losses (accretion) recorded on debt securities	$—	$(127)	$474

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

Changes in the credit loss component of the credit impaired debt securities for the years ended December 31, 2017, 2016 and 2015, were as follows, in thousands:

	For the Years Ended December 31,
	2017	2016	2015
Credit loss component, beginning of period	$—	$1,750	$981
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	769
Total additions	—	—	769
Reductions:
For securities sold	—	1,750	—
Total reductions	—	1,750	—
Credit loss component, end of period	$—	$—	$1,750

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.0 million at December 31, 2017 and $14.4 million at December 31, 2016.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2017, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2017, and December 31, 2016, were as follows, in thousands:

	December 31, 2017	December 31, 2016
Loans receivable held to maturity:
Commercial	$1,646,606	$1,287,265
Commercial real estate	3,163,269	2,538,582
Agricultural and agricultural real estate	511,588	489,318
Residential real estate	624,279	617,924
Consumer	447,484	420,613
Gross loans receivable held to maturity	6,393,226	5,353,702
Unearned discount	(556)	(699)
Deferred loan fees	(1,206)	(1,284)
Total net loans receivable held to maturity	6,391,464	5,351,719
Allowance for loan losses	(55,686)	(54,324)
Loans receivable, net	$6,335,778	$5,297,395
Heartland has certain lending policies and procedures in place that are designed to provide for an acceptable level of credit risk. The board of directors reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. See Note 1 for Heartland's accounting policy for loans.

Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions. Heartland originates commercial and commercial real estate loans for a wide variety of business purposes, including lines of credit for capital and operating purposes and term loans for real estate and equipment purchases. Agricultural loans provide financing for capital improvements and farm operations, as well as livestock and machinery purchases. Residential mortgage loans are originated for the construction, purchase or refinancing of single family residential properties. Consumer loans include loans for motor vehicles, home improvement, home equity and personal lines of credit. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprises approximately 16% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at December 31, 2017, and December 31, 2016, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan losses policy during 2017 or 2016.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2017
Commercial	$1,613	$16,485	$18,098	$7,415	$1,639,191	$1,646,606
Commercial real estate	766	21,184	21,950	23,705	3,139,564	3,163,269
Agricultural and agricultural real estate	546	3,712	4,258	13,304	498,284	511,588
Residential real estate	430	1,794	2,224	27,141	597,138	624,279
Consumer	1,400	7,756	9,156	6,903	440,581	447,484
Total	$4,755	$50,931	$55,686	$78,468	$6,314,758	$6,393,226
December 31, 2016
Commercial	$1,318	$13,447	$14,765	$3,712	$1,283,553	$1,287,265
Commercial real estate	2,671	21,648	24,319	45,217	2,493,365	2,538,582
Agricultural and agricultural real estate	816	3,394	4,210	16,730	472,588	489,318
Residential real estate	497	1,766	2,263	25,726	592,198	617,924
Consumer	1,451	7,316	8,767	5,988	414,625	420,613
Total	$6,753	$47,571	$54,324	$97,373	$5,256,329	$5,353,702

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at December 31, 2017, and December 31, 2016, in thousands.

	December 31, 2017	December 31, 2016
Nonaccrual loans	$58,272	$62,591
Nonaccrual troubled debt restructured loans	4,309	1,708
Total nonaccrual loans	$62,581	$64,299
Accruing loans past due 90 days or more	$830	$86
Performing troubled debt restructured loans	$6,617	$10,380

Heartland had $10.9 million of troubled debt restructured loans at December 31, 2017, of which $4.3 million were classified as nonaccrual and $6.6 million were accruing according to the restructured terms. Heartland had $12.1 million of troubled debt restructured loans at December 31, 2016, of which $1.7 million were classified as nonaccrual and $10.4 million were accruing according to the restructured terms. At December 31, 2017, $4.6 million of the residential real estate troubled debt restructured loans were repurchased loans under various GNMA insured or guaranteed loan programs.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2017, and December 31, 2016, in thousands:

	For the Years Ended
	December 31, 2017			December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	3	$124	$124	1	$95	$95
Commercial real estate	—	—	—	2	641	641
Total commercial and commercial real estate	3	124	124	3	736	736
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	29	4,126	3,794	8	1,597	1,597
Consumer	—	—	—	—	—	—
Total	32	$4,250	$3,918	11	$2,333	$2,333

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The change in 2017 related to the pre-modification investment and post-modification investment amounts on Heartland’s residential real estate troubled debt restructured loans is due to $503,000 of principal deferment collected from government guarantees and $170,000 of capitalized interest and escrow. At December 31, 2017, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2017, and December 31, 2016, in thousands, that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	For the Years Ended
	December 31, 2017		December 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	1	$95
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	1	95
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	16	2,435	2	264
Consumer	—	—	—	—
Total	16	$2,435	3	$359

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2017, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at December 31, 2017, and December 31, 2016, in thousands:

	Pass	Nonpass	Total
December 31, 2017
Commercial	$1,552,783	$93,823	$1,646,606
Commercial real estate	2,985,501	177,768	3,163,269
Total commercial and commercial real estate	4,538,284	271,591	4,809,875
Agricultural and agricultural real estate	451,539	60,049	511,588
Residential real estate	586,623	37,656	624,279
Consumer	432,936	14,548	447,484
Total gross loans receivable held to maturity	$6,009,382	$383,844	$6,393,226
December 31, 2016
Commercial	$1,187,557	$99,708	$1,287,265
Commercial real estate	2,379,632	158,950	2,538,582
Total commercial and commercial real estate	3,567,189	258,658	3,825,847
Agricultural and agricultural real estate	424,311	65,007	489,318
Residential real estate	584,626	33,298	617,924
Consumer	409,474	11,139	420,613
Total gross loans receivable held to maturity	$4,985,600	$368,102	$5,353,702

The nonpass category in the table above is comprised of approximately 52% special mention and 48% substandard as of December 31, 2017. The percentage of nonpass loans on nonaccrual status as of December 31, 2017, was 16%. As of December 31, 2016, the nonpass category in the table above was comprised of approximately 47% special mention and 53% substandard. The percentage of nonpass loans on nonaccrual status as of December 31, 2016, was 17%. Loans delinquent 30-89 days as a percentage of total loans were 0.27% at December 31, 2017, and 0.37% at December 31, 2016. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of December 31, 2017, Heartland had $3.1 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at December 31, 2017, and December 31, 2016, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2017
Commercial	$1,246	$259	$100	$1,605	$1,637,773	$7,228	$1,646,606
Commercial real estate	4,769	2,326	—	7,095	3,139,576	16,598	3,163,269
Total commercial and commercial real estate	6,015	2,585	100	8,700	4,777,349	23,826	4,809,875
Agricultural and agricultural real estate	604	134	—	738	497,546	13,304	511,588
Residential real estate	2,022	270	—	2,292	601,120	20,867	624,279
Consumer	4,734	943	730	6,407	436,493	4,584	447,484
Total gross loans receivable held to maturity	$13,375	$3,932	$830	$18,137	$6,312,508	$62,581	$6,393,226
December 31, 2016
Commercial	$1,127	$219	$77	$1,423	$1,281,241	$4,601	$1,287,265
Commercial real estate	886	3,929	—	4,815	2,513,069	20,698	2,538,582
Total commercial and commercial real estate	2,013	4,148	77	6,238	3,794,310	25,299	3,825,847
Agricultural and agricultural real estate	199	3,191	—	3,390	472,597	13,331	489,318
Residential real estate	4,986	846	—	5,832	590,626	21,466	617,924
Consumer	3,455	1,021	9	4,485	411,925	4,203	420,613
Total gross loans receivable held to maturity	$10,653	$9,206	$86	$19,945	$5,269,458	$64,299	$5,353,702

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at December 31, 2017, and December 31, 2016, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2017, and December 31, 2016, any related allowance recorded for those loans as of December 31, 2017, and December 31, 2016, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2017, and December 31, 2016, and the interest income recognized on the impaired loans during the year ended December 31, 2017, and year ended December 31, 2016, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2017
Impaired loans with a related allowance:
Commercial	$2,292	$2,292	$1,613	$3,607	$39
Commercial real estate	11,925	10,068	766	11,479	34
Total commercial and commercial real estate	14,217	12,360	2,379	15,086	73
Agricultural and agricultural real estate	1,539	1,539	546	3,437	—
Residential real estate	1,568	1,568	430	2,056	15
Consumer	2,634	2,634	1,400	2,370	41
Total loans held to maturity	$19,958	$18,101	$4,755	$22,949	$129
Impaired loans without a related allowance:
Commercial	$6,243	$5,123	$—	$2,586	$165
Commercial real estate	14,243	13,637	—	20,148	514
Total commercial and commercial real estate	20,486	18,760	—	22,734	679
Agricultural and agricultural real estate	13,793	11,765	—	9,654	—
Residential real estate	25,573	25,573	—	26,024	277
Consumer	4,269	4,269	—	3,884	73
Total loans held to maturity	$64,121	$60,367	$—	$62,296	$1,029
Total impaired loans held to maturity:
Commercial	$8,535	$7,415	$1,613	$6,193	$204
Commercial real estate	26,168	23,705	766	31,627	548
Total commercial and commercial real estate	34,703	31,120	2,379	37,820	752
Agricultural and agricultural real estate	15,332	13,304	546	13,091	—
Residential real estate	27,141	27,141	430	28,080	292
Consumer	6,903	6,903	1,400	6,254	114
Total impaired loans held to maturity	$84,079	$78,468	$4,755	$85,245	$1,158

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2016
Impaired loans with a related allowance:
Commercial	$2,852	$2,840	$1,318	$3,136	$2
Commercial real estate	14,221	14,221	2,671	10,625	21
Total commercial and commercial real estate	17,073	17,061	3,989	13,761	23
Agricultural and agricultural real estate	2,771	2,771	816	912	21
Residential real estate	3,490	3,490	497	3,371	43
Consumer	2,644	2,644	1,451	3,082	42
Total loans held to maturity	$25,978	$25,966	$6,753	$21,126	$129
Impaired loans without a related allowance:
Commercial	$925	$872	$—	$5,329	$251
Commercial real estate	31,875	30,996	—	39,632	1,647
Total commercial and commercial real estate	32,800	31,868	—	44,961	1,898
Agricultural and agricultural real estate	13,959	13,959	—	12,722	157
Residential real estate	22,408	22,236	—	18,446	202
Consumer	3,344	3,344	—	2,659	68
Total loans held to maturity	$72,511	$71,407	$—	$78,788	$2,325
Total impaired loans held to maturity:
Commercial	$3,777	$3,712	$1,318	$8,465	$253
Commercial real estate	46,096	45,217	2,671	50,257	1,668
Total commercial and commercial real estate	49,873	48,929	3,989	58,722	1,921
Agricultural and agricultural real estate	16,730	16,730	816	13,634	178
Residential real estate	25,898	25,726	497	21,817	245
Consumer	5,988	5,988	1,451	5,741	110
Total impaired loans held to maturity	$98,489	$97,373	$6,753	$99,914	$2,454

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

The carrying amount of the acquired loans at December 31, 2017, and December 31, 2016, consisted of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	December 31, 2017			December 31, 2016
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$952	$187,375	$188,327	$2,198	$99,082	$101,280
Commercial real estate	2,572	1,052,469	1,055,041	2,079	622,117	624,196
Agricultural and agricultural real estate	—	1,242	1,242	—	181	181
Residential real estate	214	173,909	174,123	186	157,468	157,654
Consumer loans	—	51,292	51,292	—	47,368	47,368
Total Covered Loans	$3,738	$1,466,287	$1,470,025	$4,463	$926,216	$930,679

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the years ended December 31, 2017, and December 31, 2016, are presented in the table below, in thousands:

	For the Years Ended
	December 31, 2017	December 31, 2016
Balance at beginning of year	$182	$557
Original yield discount, net, at date of acquisitions	—	19
Accretion	(1,591)	(1,018)
Reclassification from nonaccretable difference(1)	1,466	624
Balance at end of year	$57	$182

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $21.0 million and the estimated fair value of the loans was $13.1 million. At December 31, 2017, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was an allowance for loan losses of $139,000 and $588,000, at December 31, 2017, and December 31, 2016, respectively, related to these ASC 310-30 loans. Provision expense of $12,000 and $507,000 was recorded for the years ended December 31, 2017, and 2016, respectively, related to these ASC 310-30 loans.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $2.66 billion and the estimated fair value of the loans was $2.59 billion.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2017 and 2016, were as follows, in thousands:

	2017	2016
Balance at beginning of year	$114,305	$141,465
Advances	56,652	57,165
Repayments	(55,284)	(84,325)
Balance at end of year	$115,673	$114,305

SIX
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 were as follows, in thousands:

	2017	2016	2015
Balance at beginning of year	$54,324	$48,685	$41,449
Provision for loan losses	15,563	11,694	12,697
Recoveries on loans previously charged-off	3,670	5,339	3,553
Loans charged-off	(17,871)	(11,394)	(9,014)
Balance at end of year	$55,686	$54,324	$48,685

Changes in the allowance for loan losses by loan category for the years ended December 31, 2017, and December 31, 2016, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(4,640)	(2,712)	(2,916)	(800)	(6,803)	(17,871)
Recoveries	811	1,192	18	358	1,291	3,670
Provision	7,162	(849)	2,946	403	5,901	15,563
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2015	$16,095	$19,532	$3,887	$1,934	$7,237	$48,685
Charge-offs	(1,348)	(2,868)	(214)	(346)	(6,618)	(11,394)
Recoveries	930	3,327	10	29	1,043	5,339
Provision	(912)	4,328	527	646	7,105	11,694
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2017, and December 31, 2016, were as follows, in thousands:

	2017	2016
Land and land improvements	$48,621	$42,802
Buildings and building improvements	155,209	146,628
Furniture and equipment	64,118	67,023
Total	267,948	256,453
Less accumulated depreciation	(95,624)	(92,839)
Premises, furniture and equipment, net	$172,324	$163,614

Depreciation expense on premises, furniture and equipment was $11.1 million, $10.4 million and $8.9 million for 2017, 2016 and 2015, respectively.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $236.6 million at December 31, 2017, and $127.7 million at December 31, 2016. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2017, and December 31, 2016, are presented in the table below, in thousands:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$62,008	$27,086	$34,922	$43,504	$21,049	$22,455
Customer relationship intangible	1,177	896	281	1,177	857	320
Mortgage servicing rights	42,139	18,891	23,248	50,467	18,379	32,088
Commercial servicing rights	6,719	4,110	2,609	6,504	2,814	3,690
Total	$112,043	$50,983	$61,060	$101,652	$43,099	$58,553

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangible	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Year ending December 31,
2018	$6,712	$39	$5,812	$685	$13,248
2019	5,915	38	4,982	554	11,489
2020	5,191	37	4,151	433	9,812
2021	4,425	35	3,321	371	8,152
2022	3,391	34	2,491	300	6,216
Thereafter	9,288	98	2,491	266	12,143
Total	$34,922	$281	$23,248	$2,609	$61,060

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2017. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $3.56 billion and $4.31 billion as of December 31, 2017, and December 31, 2016, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $17.3 million and $21.4 million as of December 31, 2017, and December 31, 2016, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $37.1 million and $45.2 million at December 31, 2017, and December 31, 2016, respectively.

As of December 31, 2017, Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Until the third quarter of 2017, Heartland also serviced loans for the Government National Mortgage Association. The servicing rights portfolio is separated into 15- and 30-year tranches. At both December 31, 2017, and December 31, 2016, no valuation allowance was required for any of the mortgage tranches.

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualifies as a sale, and $6.9 million of mortgage servicing rights have been de-recognized on the consolidated balance sheet as of December 31, 2017. Cash of $6.3 million was received during 2017, and Heartland recorded an estimated loss on the sale of this portfolio of approximately $223,000. A receivable of approximately $427,000 was recorded due to the timing of the servicing transfer per the terms of the sale agreement and to address indemnification claims and mortgage loan documentation deficiencies.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 9.73% and 9.63% for the valuations at December 31, 2017, and December 31, 2016, respectively. The discount rate was 9.06% and 9.26% for the valuations at December 31, 2017, and December 31, 2016, respectively. The average capitalization rate for 2017 ranged from 91 to 150 basis points and for 2016 from 88 to 150 basis points. Fees collected for the servicing of mortgage loans for others were $11.6 million, $12.1 million and $10.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2017, and December 31, 2016:

	2017	2016
Balance at January 1	$32,088	$30,314
Originations	7,149	12,266
Amortization	(9,049)	(10,492)
Sale of mortgage servicing rights	(6,940)	—
Balance at December 31	$23,248	$32,088
Fair value of mortgage servicing rights	$37,081	$45,210
Mortgage servicing rights, net to servicing portfolio	0.65%	0.74%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $139.9 million at December 31, 2017 and $164.6 million at December 31, 2016. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland Bank, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $1.7 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 7.27% and 8.88% as of December 31, 2017 compared to 6.96% and 7.88% as of December 31, 2016. The discount rate range was 13.04% and 15.49% for the December 31, 2017, valuations compared to 12.44% and 13.88% for the December 31, 2016 valuations. The capitalization rate ranged from 310 to 445 basis points at both December 31, 2017 and 2016. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $3.2 million as of December 31, 2017, and $4.1 million as of December 31, 2016.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2017, and December 31, 2016:

	2017	2016
Balance at January 1,	$3,690	$4,611
Originations	209	628
Amortization	(1,311)	(1,706)
Purchased commercial servicing rights	—	190
Valuation allowance on commercial servicing rights	21	(33)
Balance at December 31,	$2,609	$3,690
Fair value of commercial servicing rights	$3,221	$4,127
Commercial servicing rights, net to servicing portfolio	1.87%	2.24%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland Bank. At December 31, 2017, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and a $12,000 valuation allowance was required on commercial servicing rights with an original term of greater than 20 years. At December 31, 2016, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and a $33,000 valuation allowance was required on commercial servicing rights with an original term of greater than 20 years.

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
December 31, 2017
Citywide Banks	$8	$11	$—	$34	$37	$—
Premier Valley Bank	83	110	—	303	291	12
Wisconsin Bank & Trust	446	619	—	1,747	2,153	—
Total	$537	$740	$—	$2,084	$2,481	$12
December 31, 2016
Citywide Banks	$19	$23	$—	$107	$114	$—
Premier Valley Bank	156	180	—	359	326	33
Wisconsin Bank & Trust	833	997	—	2,249	2,487	—
Total	$1,008	$1,200	$—	$2,715	$2,927	$33

NINE
DEPOSITS

At December 31, 2017, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2018	$607,669
2019	154,548
2020	69,357
2021	38,179
2022	31,950
Thereafter	21,750
$923,453

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2017, and December 31, 2016, were $402.7 million and $369.9 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2017, and December 31, 2016 were $212.4 million and $190.8 million.

Interest expense on deposits for the years ended December 31, 2017, 2016, and 2015, was as follows, in thousands:

	2017	2016	2015
Savings and money market accounts	$11,107	$8,000	$6,612
Time certificates of deposit in denominations of $100,000 or more	3,016	3,178	3,152
Other time deposits	4,156	4,761	5,766
Interest expense on deposits	$18,279	$15,939	$15,530

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2017, and 2016, were as follows, in thousands:

	2017	2016
Securities sold under agreement to repurchase	$107,957	$229,555
Federal funds purchased	168,250	40,200
Advances from the FHLB	40,000	30,367
Other short-term borrowings	8,484	6,337
Total	$324,691	$306,459

At December 31, 2017, Heartland had one revolving credit line with an unaffiliated bank with borrowing capacity of $25.0 million. A balance of $0 was outstanding at both December 31, 2017 and December 31, 2016. In addition to the revolving credit line described above, Heartland entered into another non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $75.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. The credit facility is non-revolving at a rate of 2.75% over LIBOR, and any outstanding balance is due on June 14, 2018. There was no outstanding balance on the short-term portion of the credit facility at December 31, 2017, and Heartland had $39.3 million of borrowing capacity.

The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2017 and December 31, 2016.

All retail repurchase agreements as of December 31, 2017, and 2016, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2017, December 31, 2016, and December 31, 2015, were as follows, in thousands:

	2017	2016	2015
Maximum month-end balance	$324,691	$399,490	$477,918
Average month-end balance	182,846	287,857	330,134
Weighted average interest rate for the year	0.36%	0.40%	0.25%
Weighted average interest rate at year-end	1.11%	0.29%	0.15%

Dubuque Bank and Trust Company and Morrill & Janes Bank and Trust Company are participants in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago and the Federal Reserve Bank of Kansas City, respectively, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program are collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $62.2 million at December 31, 2017, and $91.1 million at December 31, 2016. Advances collateralized by a portion of Morrill & Janes Bank and Trust Company's commercial loan portfolio were $32.6 million at December 31, 2017, and $43.7 million at December 31, 2016. There were no borrowings under the Discount Window Program outstanding at year-end 2017 and 2016.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2017 and 2016, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2017	2016
Advances from the FHLB; weighted average call dates at December 31, 2017 and 2016 were December 2020 and August 2020, respectively; and weighted average interest rates were 3.22% and 3.25%, respectively	$6,702	$6,975
Wholesale repurchase agreements; weighted average call dates at December 31, 2017, and 2016 were May 2018 and May 2017, respectively; and weighted average interest rates were 3.76% for both December 31, 2017, and 2016	30,000	30,000
Trust preferred securities	121,886	115,232
Senior notes	11,000	16,000
Note payable to unaffiliated bank	33,667	37,667
Contracts payable for purchase of real estate and other assets	1,881	2,339
Subordinated notes	74,000	73,857
Other borrowings	5,875	6,464
Total	$285,011	$288,534

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. The advances from the FHLB are collateralized by a portion of the Heartland banks' investments in FHLB stock of $11.3 million and $9.9 million at December 31, 2017 and 2016, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $2.91 billion at December 31, 2017, and $2.74 billion at December 31, 2016. At December 31, 2017, Heartland had $1.33 billion of remaining FHLB borrowing capacity.

Heartland has entered into various wholesale repurchase agreements, which had balances totaling $30.0 million at both December 31, 2017 and 2016, respectively.

At December 31, 2017, Heartland had eleven wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Heartland repurchased and retired $15.0 million of Heartland Statutory Trust IV in 2017. The retired debt was part of an interest rate swap and Citywide Capital Trust V replaced the retired debt in the interest rate swap with no impact to income. Refer to Note 12, "Derivative Financial Instruments," regarding this swap replacement. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $127,000 as of December 31, 2017. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding, excluding deferred issuance costs, as of December 31, 2017, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/17(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,258	2.75% over LIBOR	4.35%	(2)	03/17/2034	03/17/2018
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	2.69%	(3)	04/07/2036	04/07/2018
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	3.07%	(4)	09/15/2037	03/15/2018
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	2.96%	(5)	09/01/2037	06/01/2018
Morrill Statutory Trust I	8,900	3.25% over LIBOR	4.92%	(6)	12/26/2032	03/26/2018
Morrill Statutory Trust II	8,531	2.85% over LIBOR	4.45%	(7)	12/17/2033	03/17/2018
Sheboygan Statutory Trust I	6,353	2.95% over LIBOR	4.55%		09/17/2033	03/17/2018
CBNM Capital Trust I	4,309	3.25% over LIBOR	4.84%		12/15/2034	03/15/2018
Citywide Capital Trust III	6,327	2.80% over LIBOR	4.18%		12/19/2033	04/23/2018
Citywide Capital Trust IV	4,180	2.20% over LIBOR	3.65%		09/30/2034	05/23/2018
Citywide Capital Trust V	11,298	1.54% over LIBOR	3.13%	(8)	07/25/2036	03/15/2018
	$122,013

(1) Effective weighted average interest rate as of December 31, 2017, was 5.25% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2017, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2017, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2017, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2017, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2017, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2017, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(8) Effective interest rate as of December 31, 2017, was 3.80% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $121.9 million and $115.2 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2017 and 2016, respectively.

The maturity schedule of the remaining senior notes is such that $6.0 million will mature in 2018 and the remaining $5.0 million will mature in 2019. Total senior notes outstanding were $11.0 million at December 31, 2017 and $16.0 million on December 31, 2016.

In addition to the credit line described in Note 10, "Short-Term Borrowings," Heartland entered into another non-revolving credit facility with the same unaffiliated bank on December 15, 2015, which provided a borrowing capacity not to exceed $50.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. On May 10, 2016, $40.0 million of this variable rate non-revolving credit facility was swapped to a fixed rate of 2.50% over LIBOR with an amortizing term of five years, which is due in April 2021, and was reclassified as long-term debt. On July 20, 2016, the borrowing capacity on this non-revolving credit facility was increased by $25.0 million to a total borrowing capacity of $75.0 million. At December 31, 2017, a balance of $33.7 million was outstanding on this term debt compared to $37.7 million at December 31, 2016. At December 31, 2017, $39.3 million was available on the non-revolving credit facility, of which no balance was outstanding.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.0 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2017. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $265,000 at December 31, 2017 and $303,000 at December 31, 2016. These deferred costs are amortized on a straight-line basis over the life of the notes.

Effective with the acquisition of CIC Bancshares, Inc. on February 5, 2016, Heartland assumed $2.0 million of subordinated convertible notes with a fair value discount of $16,000 and $6.0 million of subordinated debentures with a fair value premium of $168,000. The interest rate is fixed at 6.50% per annum on the convertible notes and 8.00% per annum on the non-convertible notes, both payable quarterly. During the third quarter of 2016, $1.4 million of the subordinated convertible notes were converted into 52,913 shares of Heartland common stock. During the first quarter of 2017, $167,000 of subordinated convertible notes were converted into 6,128 shares of Heartland common stock, and the remaining balance of the subordinated convertible notes totaling$391,100 was converted into 14,353 shares of Heartland common stock during the third quarter of 2017. In connection with the acquisition of the notes, the balance of deferred issuance costs included in other borrowings was $28,000 at December 31, 2017 and $44,000 at December 31, 2016. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2017, for other borrowings follow in the table below, in thousands. Callable FHLB advances, wholesale repurchase agreements, convertible debt and subordinated debt are included in the table at their call date.

2018	$43,217
2019	15,383
2020	5,652
2021	21,622
2022	1,657
Thereafter	197,480
Total	$285,011

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $1.2 million of cash as collateral at December 31, 2017, and$2.2 million at December 31, 2016. No collateral was required to be pledged by Heartland's counterparties at both December 31, 2017, and December 31, 2016.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2017, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.3 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.1 million.

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
During 2017, as noted in Note 11, "Other Borrowings," Heartland repurchased and retired $15.0 million of Heartland Statutory Trust IV which was part of a $25.0 million interest rate swap.  The retired debt was replaced with the $15.0 million Citywide Statutory Trust V, which along with the remaining $10.0 million of Heartland Statutory Trust IV constitutes the underlying hedged items. The replacement of Citywide Trust V as the underlying hedged item had no impact to income.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2017
Interest rate swap	$25,000	$(106)	Other Liabilities	1.600%	2.255%	03/17/2021
Interest rate swap	20,000	(621)	Other Liabilities	1.350	3.355	01/07/2020
Interest rate swap	10,000	30	Other Assets	1.329	1.674	03/26/2019
Interest rate swap	10,000	29	Other Assets	1.600	1.658	03/18/2019
Interest rate swap	33,667	759	Other Assets	3.932	3.674	05/10/2021
Interest rate swap	20,000	(177)	Other Liabilities	1.588	2.390	06/15/2024
Interest rate swap	20,000	(149)	Other Liabilities	1.481	2.352	03/01/2024
December 31, 2016
Interest rate swap	$25,000	$(447)	Other Liabilities	0.993%	2.255%	03/17/2021
Interest rate swap	20,000	(114)	Other Liabilities	0.931	3.220	03/01/2017
Interest rate swap	20,000	(1,145)	Other Liabilities	0.868	3.355	01/07/2020
Interest rate swap	10,000	(42)	Other Liabilities	0.997	1.674	03/26/2019
Interest rate swap	10,000	(41)	Other Liabilities	0.993	1.658	03/18/2019
Interest rate swap	37,667	530	Other Assets	3.164	3.674	05/10/2021
Interest rate swap(1)	20,000	(214)	Other Liabilities	—	2.390	06/15/2024
Interest rate swap(2)	20,000	(262)	Other Liabilities	—	2.352	03/01/2024

(1) This swap is a forward starting swap with a weighted average pay rate of 2.390% beginning on June 15, 2017. No interest payments were required related to this swap until September 15, 2017.
(2) This swap is a forward starting swap with a weighted average pay rate of 2.352% beginning on March 1, 2017. No interest payments were required on this swap until June 1, 2017.

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2017, and December 31, 2016, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain(Loss)	Category	Amount of Gain(Loss)	Category	Amount of Gain(Loss)
December 31, 2017
Interest rate swap	$1,500	Interest expense	$(1,290)	Other income	$—
December 31, 2016
Interest rate swap	$1,705	Interest expense	$(1,914)	Other income	$—

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

Heartland was required to pledge $3.9 million and $5.0 million of cash as collateral for these fair value hedges at December 31, 2017, and December 31, 2016, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at December 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2017
Fair value hedges	$35,635	$(999)	Other liabilities
December 31, 2016
Fair value hedges	$40,807	$(1,626)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the years ended December 31, 2017 and December 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2017
Fair value hedges	$627	Interest income
December 31, 2016
Fair value hedges	$(1,005)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2017
Embedded derivatives	$14,045	$738	Other assets
December 31, 2016
Embedded derivatives	$14,549	$1,104	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the years ended December 31, 2017 and December 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2017
Embedded derivatives	$366	Other noninterest income
December 31, 2016
Embedded derivatives	$(470)	Other noninterest income

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

As of December 31, 2016, the remaining shares to be issued upon conversion totaled 20,481. During 2017, all of the remaining convertible subordinated debt was converted to common stock, resulting in the issuance of 20,481 shares of common stock. The embedded conversion option was reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of December 31, 2017, and December 31, 2016:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2017
Embedded conversion option	$—	$—	Other liabilities
December 31, 2016
Embedded conversion option	$558	$(422)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded conversion options for the years ended December 31, 2017, and December 31, 2016, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2017
Embedded conversion option	$422	Other noninterest income
December 31, 2016
Embedded conversion option	$(100)	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $1.6 million and $1.8 million as of December 31, 2017, and December 31, 2016, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $190,000 and $768,000 as of December 31, 2017 and December 31, 2016, respectively, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2017, and December 31, 2016, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2017 and 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2017
Customer interest rate swaps	$126,766	$2,377	Other Assets	4.70%	4.03%
Customer interest rate swaps	126,766	(2,377)	Other Liabilities	4.03%	4.70%
December 31, 2016
Customer interest rate swaps	$69,594	$1,588	Other Assets	4.66%	3.47%
Customer interest rate swaps	69,594	(1,588)	Other Liabilities	3.47%	4.66%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $20,000 and $0 at December 31, 2017, and December 31,

2016, respectively, as collateral for these forward commitments. Heartland's counterparties were required to pledge $29,000 at December 31, 2017, and $2.9 million at December 31, 2016, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2017, and December 31, 2016, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2017
Interest rate lock commitments (mortgage)	$53,588	$1,738	Other Assets
Forward commitments	37,286	80	Other Assets
Forward commitments	118,632	(232)	Other Liabilities
Undesignated interest rate swaps	14,045	(738)	Other Liabilities
December 31, 2016
Interest rate lock commitments (mortgage)	$80,465	$2,790	Other Assets
Forward commitments	142,750	2,546	Other Assets
Forward commitments	59,276	(266)	Other Liabilities
Undesignated interest rate swaps	15,564	(1,126)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2017, and December 31, 2016, in thousands:

	Income Statement Category	Year-to-Date Gain(Loss) Recognized
December 31, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,479)
Forward commitments	Net gains on sale of loans held for sale	(2,466)
Forward commitments	Net gains on sale of loans held for sale	34
Undesignated interest rate swaps	Other noninterest income	388
December 31, 2016
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,564)
Forward commitments	Net gains on sale of loans held for sale	2,023
Forward commitments	Net gains on sale of loans held for sale	49
Undesignated interest rate swaps	Other noninterest income	2,551

THIRTEEN
INCOME TAXES

Income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows, in thousands:

	2017	2016	2015
Current:
Federal	$25,532	$23,724	$13,697
State	5,025	5,670	5,080
Total current	$30,557	$29,394	$18,777
Deferred:
Federal	$12,370	$5,497	$1,118
State	893	1,665	1,003
Total deferred	$13,263	$7,162	$2,121
Total income tax expense	$43,820	$36,556	$20,898

In response to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%, Heartland recorded $10.4 million of income tax expense in 2017 to adjust the value of its deferred tax assets and liabilities.

Heartland adopted ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," on January 1, 2017, as required, using the prospective transition method. The requirement to record the excess tax benefit or shortfall related to settlements of share-based payment awards in earnings as an increase or decrease to tax expense was applied to settlements occurring during 2017 and resulted in a reduction to income tax expense of $1.2 million. In years prior to 2017, the income tax provisions did not include the effects of income tax deductions resulting from exercises of stock options and the vesting of stock awards in the amounts of $374,000 and $676,000 in 2016 and 2015 respectively, which were recorded as increases to stockholders’ equity.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2017 and 2016, with the 2017 amounts adjusted for the impact of the Tax Cuts and Jobs Act, were as follows, in thousands:

	2017	2016
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$8,320	$19,468
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	60	484
Allowance for loan losses	14,221	20,506
Deferred compensation	4,240	9,146
Organization and acquisitions costs	369	649
Net operating loss carryforwards	16,580	17,676
Non-accrual loan interest	710	752
OREO write-downs	1,835	1,756
Rehab tax credit projects	4,303	5,620
Mortgage repurchase obligation	68	333
Self-funded health plan	—	632
Other	1,974	1,463
Gross deferred tax assets	52,680	78,485
Valuation allowance	(10,493)	(9,870)
Gross deferred tax assets	$42,187	$68,615

Deferred tax liabilities:
Securities	(478)	(452)
Premises, furniture and equipment	(5,798)	(9,284)
Tax bad debt reserves	(428)	(13)
Purchase accounting	(4,417)	(3,496)
Prepaid expenses	(526)	(881)
Mortgage servicing rights	(7,045)	(13,956)
Deferred loan fees	(2,651)	(3,804)
Other	(255)	(379)
Gross deferred tax liabilities	$(21,598)	$(32,265)
Net deferred tax asset	$20,589	$36,350

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income, other than for the effect of the federal tax rate change enacted on December 22, 2017, under the Tax Cuts and Jobs Act. The effect of the enacted change in the federal corporate tax rate from a graduated maximum of 35% to a flat 21% resulted in tax expense totaling $4.5 million to adjust the deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives.

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $36.0 million at December 31, 2017, and $34.1 million at December 31, 2016. The associated deferred tax asset, as adjusted for the impact of the Tax Cuts and Jobs Act, was $8.4 million at December 31, 2017, and $11.9 million at December 31, 2016. These net carryforwards expire during the period from December 31, 2026, through December 31, 2037, and are subject to an annual limitation of approximately $5.8 million. Net operating loss carryforwards for state income tax purposes were approximately $113.3 million at December 31, 2017, and $105.6 million at December 31, 2016. The associated deferred tax asset, net of federal tax, was $8.2 million at December 31, 2017, and $5.7 million at December 31, 2016. These carryforwards have begun to expire and will continue to do so until December 31, 2037.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $6.6 million at December 31, 2017, and $4.5 million at December 31, 2016. During both 2017 and 2016, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $3.9 million at December 31, 2017, and $5.4 million at December 31, 2016.

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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2017, 2016, and 2015, (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) are as follows, in thousands:

	2017	2016	2015
Computed "expected" tax on net income	$41,682	$40,917	$28,329
Increase (decrease) resulting from:
Nontaxable interest income	(9,282)	(7,960)	(6,293)
State income taxes, net of federal tax benefit	3,846	4,768	3,954
Tax credits	(2,390)	(1,375)	(5,975)
Valuation allowance	405	368	1,525
Excess tax benefit on stock compensation	(1,130)	—	—
Deferred tax adjustment due to Tax Cuts and Jobs Act enactment	10,396	—	—
Other	293	(162)	(642)
Income taxes	$43,820	$36,556	$20,898
Effective tax rates	36.8%	31.3%	25.8%

Heartland's income taxes included solar energy credits totaling $449,000 during 2017 and $160,000 during 2016. Federal historic rehabilitation tax credits were also included in Heartland's income taxes totaling $713,000 during 2017 and $5.4 million during 2015. Additionally, investments in certain low-income housing partnerships totaled $7.8 million at December 31, 2017, $8.8 million at December 31, 2016, and $10.4 million at December 31, 2015. These investments generated federal low-income housing tax credits of $1.2 million for both the years ended December 31, 2017, and December 31, 2016, and $581,000 for the year ended December 31, 2015. These investments are expected to generate federal low-income housing tax credits of approximately $1.2 million for 2018, $1.1 million for 2019, $779,000 for 2020, $538,000 for 2021 through 2023, $322,000 for 2024, $86,000 for 2025 and $34,000 for 2026.

On December 31, 2017, the amount of unrecognized tax benefits was $481,000, including $64,000 of accrued interest and penalties. On December 31, 2016, the amount of unrecognized tax benefits was $374,000, including $48,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate. A reconciliation of the beginning and ending balances for liabilities associated with unrecognized tax benefits for the years ended December 31, 2017 and 2016, is as follows, in thousands:

	2017	2016
Balance at January 1	$374	$715
Additions for tax positions related to the current year	86	63
Additions for tax positions related to prior years	106	21
Reductions for tax positions related to prior years	(85)	(425)
Balance at December 31	$481	$374

The tax years ended December 31, 2014, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2012, and later remain open for examination. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $4.1 million, $3.9 million, and $3.5 million for 2017, 2016 and 2015, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2017, 2016, and 2015. Costs charged to operating expenses with respect to the matching contributions were $3.3 million, $2.9 million, and $2.7 million for 2017, 2016 and 2015, respectively. Contributions to the defined contribution retirement plan and the employee savings program are limited to a maximum amount of the participant's wages as defined by federal law.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2017 for all non-cancelable leases were as follows, in thousands:

2018	$5,774
2019	5,626
2020	5,411
2021	5,034
2022	4,175
Thereafter	22,817
$48,837

Rental expense for premises and equipment leased under operating leases was $8.0 million, $7.4 million, and $6.0 million for 2017, 2016 and 2015, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. Occupancy expense is presented net of rental income of $1.1 million, $986,000, and $640,000 for 2017, 2016 and 2015, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2017, and at December 31, 2016, commitments to extend credit aggregated $1.96 billion and $1.57 billion, respectively, and standby letters of credit aggregated $55.5 million and $46.1 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $238,000 at December 31, 2017, and $850,000 at December 31, 2016, which is included in other liabilities on the consolidated balance sheet. Heartland had no new requests for repurchases during 2017 and 2016.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2017, and December 31, 2016, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $153,000 and $140,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2017, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended and restated effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. At December 31, 2017, 503,347 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $1.2 million for the year ended December 31, 2017. Prior to the adoption of ASU 2016-09 on January 1, 2017, $374,000 of tax benefit related to the exercise, vesting and forfeiture of equity-based awards was reflected in additional paid-in-capital for the year ended December 31, 2016.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2017, 2016 and 2015. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of common stock. A summary of the status of Heartland's common stock options as of December 31, 2017, 2016 and 2015, and changes during the years ended December 31, 2017, 2016 and 2015, follows:

	2017		2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	26,400	$18.60	125,950	$24.08	215,851	$23.85
Granted	—	—	—	—	—	—
Exercised	(19,400)	18.60	(97,800)	25.59	(86,651)	23.49
Forfeited	(500)	18.60	(1,750)	21.10	(3,250)	23.51
Outstanding at December 31	6,500	$18.60	26,400	$18.60	125,950	$24.08
Options exercisable at December 31	6,500	$18.60	26,400	$18.60	125,950	$24.08

At December 31, 2017, the vested options have a weighted average remaining contractual life of 0.07 years. The intrinsic value for the vested options as of December 31, 2017, was $228,000. The intrinsic value for the total of all options exercised during the year ended December 31, 2017, was $561,000. No shares under stock options vested during the year ended December 31, 2017. There were no compensation costs recorded for stock options for the years ended December 31, 2017, 2016 and 2015.

Cash received from options exercised for the year ended December 31, 2017, was $361,000. Cash received from options exercised for the year ended December 31, 2016, was $2.5 million.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2017, the Compensation Committee granted time-based RSUS with respect to 55,665 shares of common stock, and in the first quarter of

2016, the Compensation Committee granted time-based RSUs with respect to 72,644 shares of common stock to selected officers and employees. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. The time-based RSUs granted in 2016 vest over three years in equal installments on the first, second and third anniversaries of the grant date, while the 2017 time-based RSUs vest in equal installments on January 19 of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted one-year performance-based RSUs with respect to 27,570 shares of common stock in the first quarter of 2017, and 35,516 shares of common stock in the first quarter of 2016. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2017 and December 31, 2016, respectively, and then fully vest on January 19 of the third calendar year following the year of the grant.

The Compensation Committee also granted performance-based RSUs with respect to 9,032 shares and 11,408 shares of common stock in the first quarter of 2017 and 2016, respectively. These performance-based RSUs will be earned based upon satisfaction of performance targets for the three-year performance period ended December 31, 2019, and December 31, 2018. These performance-based RSUs will vest in 2020 and 2019, respectively, after measurement of performance in relation to the performance targets.

The one-year and three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement." Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2016 performance-based RSUs will fully vest upon an "Involuntary Termination" within two years after the change in control and the 2017 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending 24 months after a change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and will not be entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at the commencement of employment, and to other employees and service providers as incentives. During the years ended December 31, 2017, 2016 and 2015, 17,106, 24,153 and 22,648 RSUs, respectively, were granted to directors and new employees. The related compensation expense recorded for these grants was $741,000, $652,000, and $665,000 for the respective years.

A summary of the status of RSUs as of December 31, 2017, 2016 and 2015, and changes during the years ended December 31, 2017, 2016, and 2015, follows:

	2017		2016		2015
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	346,817	$27.61	353,195	$25.53	396,555	$21.48
Granted	109,373	47.22	143,721	29.75	139,943	28.90
Vested	(137,394)	26.66	(126,614)	23.83	(152,981)	18.54
Forfeited	(17,218)	34.02	(23,485)	29.80	(30,322)	23.38
Outstanding at December 31	301,578	$34.74	346,817	$27.61	353,195	$25.53

The total fair value of shares under RSUs that vested during the year ended December 31, 2017, was $6.4 million. Total compensation costs recorded for RSUs were $3.2 million, $2.6 million and $2.6 million, for 2017, 2016 and 2015, respectively. As of December 31, 2017, there were $3.2 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2020.

Employee Stock Purchase Plan
Heartland maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. Under ASC Topic 718, compensation expense related to the ESPP of $153,000 was recorded in 2017, $183,000 was recorded in 2016, and $58,000 was recorded in 2015 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2017, 467,755 shares remain available for purchase. Beginning in 2017, Heartland began making ESPP purchases as soon as practicable after the last day of the plan year. On January 2, 2018, 22,903 shares were purchased under the ESPP plan for employee deferrals made during the plan year ended December 31, 2017. For the year ended December 31, 2016, 32,245 shares were purchased under the ESPP. For the year ended December 31, 2015, 28,788 shares were purchased under the ESPP.

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

During the first quarter of 2017, 333 shares of the Heartland Series D Preferred Stock were converted to 13,283 shares of Heartland common stock. During the third quarter of 2016, 1,922 shares of the Heartland Series D Preferred Stock were converted to 76,665 shares of Heartland common stock. As of December 31, 2017 and 2016, 745 and 1,078 shares of the Series D Preferred Stock remain outstanding.

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

The Basel III Capital Rules also prescribed a new standardized approach for risk weightings that expanded the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories. Management believes, as of December 31, 2017 and 2016, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2017 and 2016, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2017 that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,010,116	13.45%	$600,924	8.00%	N/A
Dubuque Bank and Trust Company	156,544	13.63	91,878	8.00	$114,848	10.00%
Illinois Bank & Trust	71,410	12.62	45,265	8.00	56,582	10.00
Wisconsin Bank & Trust	113,045	14.57	62,057	8.00	77,572	10.00
New Mexico Bank & Trust	133,274	11.42	93,401	8.00	116,751	10.00
Arizona Bank & Trust	61,550	13.39	36,773	8.00	45,966	10.00
Rocky Mountain Bank	50,729	13.78	29,461	8.00	36,826	10.00
Citywide Banks	226,493	13.63	132,975	8.00	166,219	10.00
Minnesota Bank & Trust	23,760	13.76	13,811	8.00	17,264	10.00
Morrill & Janes Bank and Trust Company	72,471	13.42	43,206	8.00	54,007	10.00
Premier Valley Bank	83,772	12.95	51,743	8.00	64,679	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$879,133	11.70%	$450,693	6.00%	N/A
Dubuque Bank and Trust Company	148,080	12.89	68,909	6.00	$91,878	8.00%
Illinois Bank & Trust	66,547	11.76	33,949	6.00	45,265	8.00
Wisconsin Bank & Trust	106,236	13.70	46,543	6.00	62,057	8.00
New Mexico Bank & Trust	123,519	10.58	70,050	6.00	93,401	8.00
Arizona Bank & Trust	56,870	12.37	27,579	6.00	36,773	8.00
Rocky Mountain Bank	47,660	12.94	22,096	6.00	29,461	8.00
Citywide Banks	221,239	13.31	99,731	6.00	132,975	8.00
Minnesota Bank & Trust	22,554	13.06	10,358	6.00	13,811	8.00
Morrill & Janes Bank and Trust Company	67,328	12.47	32,404	6.00	43,206	8.00
Premier Valley Bank	81,213	12.56	38,808	6.00	51,743	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$756,309	10.07%	$338,019	4.50%	N/A
Dubuque Bank and Trust Company	148,080	12.89	51,681	4.50	$74,651	6.50%
Illinois Bank & Trust	66,547	11.76	25,462	4.50	36,778	6.50
Wisconsin Bank & Trust	106,236	13.70	34,907	4.50	50,422	6.50
New Mexico Bank & Trust	123,519	10.58	52,538	4.50	75,888	6.50
Arizona Bank & Trust	56,870	12.37	20,685	4.50	29,878	6.50
Rocky Mountain Bank	47,660	12.94	16,572	4.50	23,937	6.50
Citywide Banks	221,239	13.31	74,799	4.50	108,042	6.50
Minnesota Bank & Trust	22,554	13.06	7,769	4.50	11,222	6.50
Morrill & Janes Bank and Trust Company	67,328	12.47	24,303	4.50	35,104	6.50
Premier Valley Bank	81,213	12.56	29,106	4.50	42,042	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$879,133	9.20%	$382,089	4.00%	N/A
Dubuque Bank and Trust Company	148,080	10.05	58,932	4.00	$73,666	5.00%
Illinois Bank & Trust	66,547	8.39	31,728	4.00	39,660	5.00
Wisconsin Bank & Trust	106,236	10.53	40,373	4.00	50,466	5.00
New Mexico Bank & Trust	123,519	8.54	57,834	4.00	72,292	5.00
Arizona Bank & Trust	56,870	9.94	22,890	4.00	28,613	5.00
Rocky Mountain Bank	47,660	9.82	19,418	4.00	24,272	5.00
Citywide Banks	221,239	10.03	88,240	4.00	110,300	5.00
Minnesota Bank & Trust	22,554	10.77	8,379	4.00	10,473	5.00
Morrill & Janes Bank and Trust Company	67,328	9.47	28,435	4.00	35,543	5.00
Premier Valley Bank	81,213	9.80	33,157	4.00	41,446	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)
Consolidated	$887,607	14.01%	$506,865	8.00%	N/A
Dubuque Bank and Trust Company	150,692	12.76	94,494	8.00	$118,117	10.00%
Illinois Bank & Trust	70,808	11.83	47,884	8.00	59,856	10.00
Wisconsin Bank & Trust	109,069	14.35	60,819	8.00	76,024	10.00
New Mexico Bank & Trust	119,246	11.20	85,208	8.00	106,510	10.00
Arizona Bank & Trust	58,741	14.64	32,108	8.00	40,135	10.00
Rocky Mountain Bank	50,188	13.72	29,254	8.00	36,568	10.00
Citywide Banks(1)	83,615	13.25	50,475	8.00	63,094	10.00
Minnesota Bank & Trust	21,693	11.86	14,628	8.00	18,285	10.00
Morrill & Janes Bank and Trust Company	85,649	12.36	55,433	8.00	69,292	10.00
Premier Valley Bank	66,132	14.44	36,649	8.00	45,811	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$756,056	11.93%	$380,148	6.00%	N/A
Dubuque Bank and Trust Company	140,970	11.93	70,870	6.00	$94,494	8.00%
Illinois Bank & Trust	66,101	11.04	35,913	6.00	47,884	8.00
Wisconsin Bank & Trust	102,523	13.49	45,614	6.00	60,819	8.00
New Mexico Bank & Trust	109,185	10.25	63,906	6.00	85,208	8.00
Arizona Bank & Trust	54,970	13.70	24,081	6.00	32,108	8.00
Rocky Mountain Bank	46,702	12.77	21,941	6.00	29,254	8.00
Citywide Banks(1)	81,260	12.88	37,857	6.00	50,475	8.00
Minnesota Bank & Trust	20,315	11.11	10,971	6.00	14,628	8.00
Morrill & Janes Bank and Trust Company	78,615	11.35	41,575	6.00	55,433	8.00
Premier Valley Bank	64,735	14.13	27,487	6.00	36,649	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$639,467	10.09%	$285,111	4.50%	N/A
Dubuque Bank and Trust Company	140,970	11.93	53,153	4.50	$76,776	6.50%
Illinois Bank & Trust	66,101	11.04	26,935	4.50	38,906	6.50
Wisconsin Bank & Trust	102,523	13.49	34,211	4.50	49,416	6.50
New Mexico Bank & Trust	109,185	10.25	47,929	4.50	69,231	6.50
Arizona Bank & Trust	54,970	13.70	18,061	4.50	26,088	6.50
Rocky Mountain Bank	46,702	12.77	16,455	4.50	23,769	6.50
Citywide Banks(1)	81,260	12.88	28,392	4.50	41,011	6.50
Minnesota Bank & Trust	20,315	11.11	8,228	4.50	11,885	6.50
Morrill & Janes Bank and Trust Company	78,615	11.35	31,181	4.50	45,040	6.50
Premier Valley Bank	64,735	14.13	20,615	4.50	29,777	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$756,056	9.28%	$325,894	4.00%	N/A
Dubuque Bank and Trust Company	140,970	9.41	59,896	4.00	$74,870	5.00%
Illinois Bank & Trust	66,101	8.80	30,059	4.00	37,573	5.00
Wisconsin Bank & Trust	102,523	9.96	41,155	4.00	51,443	5.00
New Mexico Bank & Trust	109,185	8.16	53,529	4.00	66,911	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Tier 1 Capital (to Average Assets)
Arizona Bank & Trust	$54,970	9.59%	$22,922	4.00%	$28,653	5.00%
Rocky Mountain Bank	46,702	9.79	19,078	4.00	23,848	5.00
Citywide Banks(1)	81,260	9.33	34,827	4.00	43,534	5.00
Minnesota Bank & Trust	20,315	8.72	9,315	4.00	11,644	5.00
Morrill & Janes Bank and Trust Company	78,615	9.12	34,463	4.00	43,079	5.00
Premier Valley Bank	64,735	10.91	23,729	4.00	29,661	5.00

(1) Centennial Bank and Trust changed its name to Citywide Banks upon the acquisition of Citywide Banks of Colorado, Inc., on July 7, 2017.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $392.5 million as of December 31, 2017, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $242.3 million as of December 31, 2017, under the capital requirements to remain well capitalized.

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are only recorded at fair value to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage and asset-backed securities and private collateralized mortgage obligations, municipal bonds, equity securities and corporate debt securities. The Level 3 securities consisted primarily of Z tranche mortgage-backed securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for the securities portfolio to validate the pricing from Heartland's primary pricing service.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017, and December 31, 2016, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017, and December 31, 2016, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$5,328	$3,484	$1,844	$—
Mortgage and asset-backed securities	1,753,736	—	1,753,736	—
Obligations of states and political subdivisions	441,015	—	441,015	—
Equity securities	16,674	—	16,674	—
Derivative financial instruments(1)	3,933	—	3,933	—
Interest rate lock commitments	1,738	—	—	1,738
Forward commitments	80	—	80	—
Total assets at fair value	$2,222,504	$3,484	$2,217,282	$1,738
Liabilities
Derivative financial instruments(2)	$5,167	$—	$5,167	$—
Forward commitments	232	—	232	—
Total liabilities at fair value	$5,399	$—	$5,399	$—
December 31, 2016
Assets
Securities available for sale
U.S. government corporations and agencies	$4,700	$517	$4,183	$—
Mortgage-backed securities	1,290,500	—	1,288,276	2,224
Obligations of states and political subdivisions	536,144	—	536,144	—
Equity securities	14,520	—	14,520	—
Derivative financial instruments(1)	3,222	—	3,222	—
Interest rate lock commitments	2,790	—	—	2,790
Forward commitments	2,546	—	2,546	—
Total assets at fair value	$1,854,422	$517	$1,848,891	$5,014
Liabilities
Derivative financial instruments(2)	$7,027	$—	$7,027	$—
Forward commitments	266	—	266	—
Total liabilities at fair value	$7,293	$—	$7,293	$—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$3,212	$—	$—	$3,212	$1,119
Commercial real estate	9,480	—	—	9,480	322
Agricultural and agricultural real estate	8,406	—	—	8,406	2,028
Residential real estate	1,137	—	—	1,137	—
Consumer	1,234	—	—	1,234	—
Total collateral dependent impaired loans	$23,469	$—	$—	$23,469	$3,469
Loans held for sale	$44,560	$—	$44,560	$—	$190
Other real estate owned	$10,777	$—	$—	$10,777	$737
Premises, furniture and equipment held for sale	$1,977	$—	$—	$1,977	$192
Commercial servicing rights	$291	$—	$—	$291	$(21)

	Fair Value Measurements at December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$1,683	$—	$—	$1,683	$41
Commercial real estate	3,026	—	—	3,026	527
Agricultural and agricultural real estate	1,955	—	—	1,955	—
Residential real estate	3,565	—	—	3,565	85
Consumer	1,193	—	—	1,193	—
Total collateral dependent impaired loans	$11,422	$—	$—	$11,422	$653
Loans held for sale	$61,261	$—	$61,261	$—	$(640)
Other real estate owned	$9,744	$—	$—	$9,744	$1,341
Premises, furniture and equipment held for sale	$414	$—	$—	$414	$35
Commercial servicing rights	$326	$—	$—	$326	$33

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$—	Discounted cash flows	Pretax discount rate	—
			Actual defaults	—
			Actual deferrals	—
Interest rate lock commitments	1,738	Discounted cash flows	Closing ratio	0 - 99% (89%)(1)
Premises, furniture and equipment held for sale	1,977	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Other real estate owned	10,777	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%
Commercial servicing rights	291	Discounted cash flows	Third party valuation	(3)

Collateral dependent impaired loans:
Commercial	3,212	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Commercial real estate	9,480	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Agricultural and agricultural real estate	8,406	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	1,137	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Consumer	1,234	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-12%(4)

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

	Fair Value at 12/31/16	Valuation Technique	Unobservable Input	Range (Weighted Average)
Z-TRANCHE Securities	$2,224	Discounted cash flows	Pretax discount rate	7.50 - 9.50%
			Actual defaults	21.77 - 37.62% (33.11%)
			Actual deferrals	10.44 - 26.29% (14.81%)
Interest rate lock commitments	2,790	Discounted cash flows	Closing ratio	0 - 99% (89%)(1)

Premises, furniture and equipment held for sale	414	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Other real estate owned	9,744	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%
Commercial servicing rights	326	Discounted cash flows	Third party valuation	(3)

Collateral dependent impaired loans:
Commercial	1,683	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Commercial real estate	3,026	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(4)
Agricultural and agricultural real estate	1,955	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	3,565	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(4)
Consumer	1,193	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-11%(4)

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

The changes in fair value of the Z-TRANCHE, a Level 3 asset that is measured at fair value on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2017	December 31, 2016
Balance at January 1,	$2,224	$2,039
Total gains (losses), net:
Included in earnings	2,810	—
Included in other comprehensive income	(2,166)	185
Purchases, issuances, sales and settlements:
Purchases	—	—
Sales	(2,868)	—
Settlements	—	—
Balance at period end,	$—	$2,224

The changes in fair value of the corporate debt securities, Level 3 assets that are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2017	December 31, 2016
Balance at January 1,	$—	$846
Total gains (losses), net:
Included in earnings	—	56
Included in other comprehensive income	—	(106)
Purchases, issuances, sales and settlements:
Purchases	—	—
Acquired	—	—
Sales	—	(796)
Settlements	—	—
Balance at period end,	$—	$—

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2017	December 31, 2016
Balance at January 1,	$2,790	$3,168
Total gains (losses), net, included in earnings	(1,479)	(1,564)
Issuances	1,875	5,373
Settlements	(1,448)	(4,187)
Balance at period end,	$1,738	$2,790

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2017, and December 31, 2016, were $1.7 million and $2.8 million, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2017, and December 31, 2016, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$196,003	$196,003	$196,003	$—	$—
Time deposits in other financial institutions	9,820	9,820	9,820	—	—
Securities:
Available for sale	2,216,753	2,216,753	3,484	2,213,269	—
Held to maturity	253,550	265,494	—	265,494	—
Other investments	22,563	22,563	—	22,563	—
Loans held for sale	44,560	44,560	—	44,560	—
Loans, net:
Commercial	1,628,043	1,617,956	—	1,614,744	3,212
Commercial real estate	3,140,427	3,132,542	—	3,123,062	9,480
Agricultural and agricultural real estate	508,075	508,987	—	500,581	8,406
Residential real estate	620,939	614,667	—	613,530	1,137
Consumer	438,294	440,820	—	439,586	1,234
Total Loans, net	6,335,778	6,314,972	—	6,291,503	23,469
Cash surrender value on life insurance	142,818	142,818	—	142,818	—
Derivative financial instruments(1)	3,933	3,933	—	3,933	—
Interest rate lock commitments	1,738	1,738	—	—	1,738
Forward commitments	80	80	—	80	—
Financial liabilities:
Deposits
Demand deposits	2,983,128	2,983,128	—	2,983,128	—
Savings deposits	4,240,328	4,240,328	—	4,240,328	—
Time deposits	923,453	923,453	—	923,453	—
Short term borrowings	324,691	324,691	—	324,691	—
Other borrowings	285,011	285,609	—	285,609	—
Derivative financial instruments(2)	5,167	5,167	—	5,167	—
Forward commitments	232	232	—	232	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$158,724	$158,724	$158,724	$—	$—
Time deposits in other financial institutions	2,105	2,105	2,105	—	—
Securities:
Available for sale	1,845,864	1,845,864	517	1,843,123	2,224
Held to maturity	263,662	274,799	—	274,799	—
Other investments	21,560	21,560	—	21,365	195
Loans held for sale	61,261	61,261	—	61,261	—
Loans, net:
Commercial	1,272,089	1,258,754	—	1,257,071	1,683
Commercial real estate	2,513,446	2,506,858	—	2,503,832	3,026
Agricultural and agricultural real estate	485,820	487,001	—	485,046	1,955
Residential real estate	614,207	604,233	—	600,668	3,565
Consumer	411,833	414,266	—	413,073	1,193
Total Loans, net	5,297,395	5,271,112	—	5,259,690	11,422
Cash surrender value on life insurance	112,615	112,615	—	112,615	—
Derivative financial instruments(1)	3,222	3,222	—	3,222	—
Interest rate lock commitments	2,790	2,790	—	—	2,790
Forward commitments	2,546	2,546	—	2,546	—
Financial liabilities:
Deposits
Demand deposits	2,202,036	2,202,036	—	2,202,036	—
Savings deposits	3,788,089	3,788,089	—	3,788,089	—
Time deposits	857,286	857,286	—	857,286	—
Short term borrowings	306,459	306,459	—	306,459	—
Other borrowings	288,534	288,534	—	288,534	—
Derivative financial instruments(2)	7,027	7,027	—	7,027	—
Forward commitments	266	266	—	266	—

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

Cash surrender value on life insurance — Life insurance policies are held on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, Heartland classifies the estimated fair value of the cash surrender value on life insurance as Level 2.

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

The following table presents the financial information from Heartland's operating segments for the years ending December 31, 2017, December 31, 2016, and December 31, 2015, in thousands.

	Community and Other Banking	Mortgage Banking	Total
December 31, 2017
Net Interest Income	$326,130	$4,178	$330,308
Provision for loan losses	15,563	—	15,563
Total noninterest income	77,837	24,185	102,022
Total noninterest expense	264,929	32,746	297,675
Income (loss) before income taxes	$123,475	$(4,383)	$119,092

December 31, 2016
Net Interest Income	$290,088	$4,578	$294,666
Provision for loan losses	11,694	—	11,694
Total noninterest income	74,145	39,456	113,601
Total noninterest expense	237,198	42,470	279,668
Income (loss) before income taxes	$115,341	$1,564	$116,905

December 31, 2015
Net Interest Income	$228,422	$5,576	$233,998
Provision for loan losses	12,697	—	12,697
Total noninterest income	65,414	45,271	110,685
Total noninterest expense	201,063	49,983	251,046
Income (loss) before income taxes	$80,076	$864	$80,940

Segment Assets
December 31, 2017	$9,757,575	$53,164	$9,810,739
December 31, 2016	8,149,465	97,614	8,247,079
December 31, 2015	7,585,130	109,624	7,694,754

Average Loans, Net of Unearned
December 31, 2017	$5,810,308	$36,753	$5,847,061
December 31, 2016	5,418,169	69,943	5,488,112
December 31, 2015	4,466,528	84,480	4,551,008

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2017	2016
Assets:
Cash and interest bearing deposits	$24,310	$65,007
Securities available for sale	—	2,224
Other investments, at cost	—	195
Investment in subsidiaries	1,194,747	901,310
Other assets	28,536	26,154
Due from subsidiaries	6,000	6,000
Total assets	$1,253,593	$1,000,890
Liabilities and stockholders’ equity:
Other borrowings	246,438	249,245
Accrued expenses and other liabilities	15,698	10,729
Total liabilities	262,136	259,974
Stockholders’ equity:
Preferred stock	938	1,357
Common stock	29,953	26,120
Capital surplus	503,709	328,376
Retained earnings	481,331	416,109
Accumulated other comprehensive loss	(24,474)	(31,046)
Total stockholders’ equity	991,457	740,916
Total liabilities and stockholders’ equity	$1,253,593	$1,000,890

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Operating revenues:
Dividends from subsidiaries	$70,850	$55,250	$70,000
Securities gains, net	3,021	54	3,038
Other	2,292	1,712	712
Total operating revenues	76,163	57,016	73,750
Operating expenses:
Interest	13,269	13,840	12,996
Salaries and employee benefits	3,146	3,044	5,028
Professional fees	2,379	2,487	4,735
Other operating expenses	7,889	2,664	4,234
Total operating expenses	26,683	22,035	26,993
Equity in undistributed earnings	16,212	37,926	2,570
Income before income tax benefit	65,692	72,907	49,327
Income tax benefit	9,580	7,442	10,715
Net income	75,272	80,349	60,042
Preferred dividends	(58)	(292)	(817)
Interest expense on convertible preferred debt	12	51	$—
Net income available to common stockholders	$75,226	$80,108	$59,225

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$75,272	$80,349	$60,042
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiaries	(16,212)	(37,926)	(2,570)
Security gains, net	(3,021)	(54)	(3,038)
Gain on extinguishment of debt	(1,200)	—	—
Increase (decrease) in accrued expenses and other liabilities	(4,160)	(7,039)	4,550
(Increase) decrease in other assets	(567)	1,948	(7,379)
Excess tax benefits on exercised stock options	1,246	374	676
Other, net	4,714	4,892	5,014
Net cash provided by operating activities	56,072	42,544	57,295
Cash flows from investing activities:
Capital contributions to subsidiaries	—	(18,000)	(114,602)
Proceeds from sales of available for sale securities	2,868	—	3,774
Proceeds from the maturity of and principal paydowns on other investments	—	—	619
Proceeds from sale of other investments	211	94	—
Net assets acquired	(62,813)	(14,587)	44,066
Net cash used by investing activities	(59,734)	(32,493)	(66,143)
Cash flows from financing activities:
Proceeds on short-term revolving credit line	20,000	—	—
Proceeds from borrowings	—	40,000	15,000
Repayments on short-term revolving credit line	(20,000)	—	—
Repayments of borrowings	(9,016)	(26,280)	(35,557)
Payment for the redemption of debt	(13,800)	—	—
Redemption of preferred stock	—	(81,698)	—
Cash dividends paid	(14,557)	(12,870)	(10,176)
Purchase of treasury stock	(625)	(3,719)	(2,987)
Proceeds from issuance of common stock	963	54,196	3,508
Net cash used by financing activities	(37,035)	(30,371)	(30,212)
Net decrease in cash and cash equivalents	(40,697)	(20,320)	(39,060)
Cash and cash equivalents at beginning of year	65,007	85,327	124,387
Cash and cash equivalents at end of year	$24,310	$65,007	$85,327
Supplemental disclosure:
Conversion of convertible debt to common stock	$558	$1,442	$—
Conversion of Series D preferred stock to common stock	$419	$2,420	$—
Stock consideration granted for acquisition	$175,196	$57,433	$120,070

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
2017	December 31	September 30	June 30	March 31
Net interest income	$92,856	$89,844	$74,580	$73,028
Provision for loan losses	5,328	5,705	889	3,641
Net interest income after provision for loan losses	87,528	84,139	73,691	69,387
Noninterest income	25,528	24,977	25,624	25,893
Noninterest expense	77,878	78,759	69,298	71,740
Income taxes	21,506	8,725	8,059	5,530
Net income	13,672	21,632	21,958	18,010
Preferred dividends	(13)	(13)	(13)	(19)
Interest expense on convertible preferred debt	—	3	4	5
Net income available to common stockholders	13,659	21,622	21,949	17,996

Per share:
Earnings per share-basic	$0.46	$0.73	$0.82	$0.68
Earnings per share-diluted	0.45	0.72	0.81	0.68
Cash dividends declared on common stock	0.18	0.11	0.11	0.11
Book value per common share	33.07	32.75	30.15	29.26
Weighted average common shares outstanding	29,948,536	29,647,534	26,686,845	26,334,788
Weighted average diluted common shares outstanding	30,209,043	29,910,437	26,972,580	26,627,830

(Dollars in thousands, except per share data)
2016	December 31	September 30	June 30	March 31
Net interest income	$75,160	$73,681	$73,118	$72,707
Provision for loan losses	2,181	5,328	2,118	2,067
Net interest income after provision for loan losses	72,979	68,353	71,000	70,640
Noninterest income	24,455	28,542	31,026	29,578
Noninterest expense	69,912	68,427	71,020	70,309
Income taxes	8,360	8,260	10,036	9,900
Net income	19,162	20,208	20,970	20,009
Preferred dividends	(19)	(53)	(52)	(168)
Interest expense on convertible preferred debt	3	17	31	—
Net income available to common stockholders	19,146	20,172	20,949	19,841

Per share:
Earnings per share-basic	$0.75	$0.82	$0.85	$0.84
Earnings per share-diluted	0.74	0.81	0.84	0.82
Cash dividends declared on common stock	0.20	0.10	0.10	0.10
Book value per common share	28.31	28.48	27.88	27.15
Weighted average common shares outstanding	25,498,423	24,601,016	24,524,273	23,657,234
Weighted average diluted common shares outstanding	25,800,472	24,922,946	24,974,995	24,117,384

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Heartland Financial USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1994.
Des Moines, Iowa
February 28, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2017.

Heartland acquired Citywide Banks of Colorado, Inc. on July 7, 2017. Citywide Banks of Colorado, Inc. which had assets of $778.9 million as of December 31, 2017, and revenues of $16.0 million for the year ended December 31, 2017, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. Citywide Banks of Colorado, Inc.'s assets comprised 8% of Heartland's assets at December 31, 2017, and Citywide Banks of Colorado, Inc.'s 2017 revenues were 3% of Heartland's revenues for 2017.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2017, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Heartland Financial USA, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Heartland Financial USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Citywide Banks of Colorado, Inc. on July 7, 2017, and management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Citywide Banks of Colorado, Inc.’s internal control over financial reporting associated with total assets of $778.9 million and total revenues of $16.0 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Citywide Banks of Colorado, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Des Moines, Iowa
February 28, 2018

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2018 Annual Meeting of Stockholders to be held on May 16, 2018, (the "2018 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2018 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee", "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2018 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2017:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,500	$18.60	971,102(1)
Equity compensation plans not approved by stockholders	—	$—	—
Total	6,500	$18.60	971,102

(1) Includes 503,347 shares available for issuance under the Heartland 2012 Long-Term Incentive Plan as Amended and Restated and 467,755 shares available for issuance under the 2016 Employee Stock Purchase Plan, of which up to 22,903 shares may be purchased during the current purchase period

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2018 Proxy Statement under the captions "Transactions with Management" and "Corporate Governance and the Board of Directors - Our Board of Directors - Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2018 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The documents filed as a part of this Annual Report on Form 10-K are listed below:

1.	Financial Statements
The consolidated financial statements of Heartland Financial USA, Inc. are included in Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules
None.
3.	Exhibits
The exhibits required by Item 601 of Regulation S-K are included along with this Annual Report on Form 10-K and are listed on the "Index of Exhibits" immediately following Item 16 below.

ITEM 16. FORM 10-K SUMMARY

None.

		INDEX OF EXHIBITS

3.1
Restated Certificate of Incorporation of Heartland Financial USA, Inc. and Certificate of Designation of Series A Junior Participating Preferred Stock as filed with the Secretary of Delaware on June 10, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2008).

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

3.7
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant's Amendment No. 2 to it Form S-4 Registration Statement filed on May 18, 2017).

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

10.3
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of March 17, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

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

10.9	(1)
Form of Split-Dollar Life Insurance Plan effective November 13, 2001, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including four subsequent amendments effective January 1, 2002, May 1, 2002, September 16, 2003 and December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.10	(1)
Form of Executive Supplemental Life Insurance Plan effective January 1, 2005, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers, including a subsequent amendment effective December 31, 2007. These plans are in place at Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust and New Mexico Bank & Trust (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.11	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.12	(1)
Form of Split-Dollar Agreement effective November 1, 2008, between the subsidiaries of Heartland Financial USA, Inc. and their selected officers. These plans are in place at Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust and Citizens Finance Co. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.13		Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

10.14
ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.15
Securities Purchase Agreement between Heartland Financial USA, Inc. and the Secretary of the Treasury dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 15, 2011).

10.16	(1)
Form of Agreement for Heartland Financial USA, Inc. 2005 Long-Term Incentive Plan Restricted Stock Unit Agreement for time-based awards granted in January 2012. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012).

10.17
Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.18	(1)
Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the third, fourth and fifth years following the original grant award (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.19
Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.20
Indenture by and between Morrill Bancshares, Inc. and U.S. Bank National Association dated as of December 17, 2003 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.21		First Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated August 1, 2014

10.22
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

10.23	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller and Bruce K. Lee (compensation multiple of 2 and health benefits term of 18 months); Steve Braden, Michael J. Coyle, Brian J. Fox, Kelly J. Johnson, Bryan R. McKeag, Rodney Sloan, Andrew E. Townsend and Frank E. Walter (compensation multiple of 1 and health benefits term of 12 months) dated as of January 1, 2015 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed on March 13, 2015).

10.24
Agreement and Plan of Merger among Heartland Financial USA, Inc., Premier Valley Bank and, following its organization, PV Acquisition Bank dated May 28, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 29, 2015).

10.25
Promissory Note and Second Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015).

10.26	(1)
Merger Agreement among Heartland Financial USA, Inc., CIC Bancshares, Inc. and Kevin W. Ahern, as Security Holders' Representative, dated October 22, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2015).

10.27	(1)
Form of 6.5% subordinated Notes Due 2019, of CIC Bancshares, Inc. and Form of Amendment to, and Assumption of Obligations under 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.28		Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.29		Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.30
Promissory Note and Third Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.31
Promissory Note and Fourth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.32
Promissory Note and Fifth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated July 20, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.33	(1)
Underwriting Agreement between Heartland Financial USA, Inc. and Raymond James & Associates, Inc. dated November 2, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on November 8, 2016).

10.34	(1)
Agreement and Plan of Merger between Heartland Financial USA, Inc. and Citywide Banks of Colorado, Inc. dated February 13, 2017 (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K filed on March 1, 2017).

10.35	(1)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2017).

10.36	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2017).

10.37
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2017).

10.38
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2017).

10.39
Revolving Credit Line Promissory Note issued in connection with the Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2017).

10.40
Promissory Note issued in connection with the Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2017).

10.41	(2)	Agreement and Plan of Merger between Heartland Financial USA, Inc. and First Bank Lubbock Bancshares, Inc. dated December 12, 2017.

11	(2)	Computation of Per Share Earnings.

21.1	(2)	Subsidiaries of the Registrant.

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.
Heartland Financial USA, Inc.

By:	/s/ Lynn B. Fuller
Lynn B. Fuller
Chairman and Chief Executive Officer

Date:    February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

By:	/s/ Lynn B. Fuller	/s/ Bryan R. McKeag
	Lynn B. Fuller	Bryan R. McKeag
	Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

/s/ Janet M. Quick
	Janet M. Quick	John W. Cox, Jr.
	Executive Vice President and Deputy Chief Financial Officer	Director
(Principal Accounting Officer)
	/s/ Mark C. Falb	/s/ Thomas L. Flynn

	Mark C. Falb	Thomas L. Flynn
	Director	Director
	/s/ Bruce K. Lee	/s/ R. Mike McCoy

	Bruce K. Lee	R. Mike McCoy
	Director	Director
	/s/ Kurt M. Saylor	/s/ John K. Schmidt

	Kurt M. Saylor	John K. Schmidt
	Director	Director
/s/ Duane E. White

Duane E. White
Director