Form 10-Q
period 2018-03-31
HEARTLAND FINANCIAL USA INC
filed 2018-05-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 7, 2018, the Registrant had outstanding 31,068,676 shares of common stock, $1.00 par value per share.

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

10.1 Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and due from banks	$143,071	$168,723
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	123,275	27,280
Cash and cash equivalents	266,346	196,003
Time deposits in other financial institutions	6,297	9,820
Securities:
Available for sale, at fair value (cost of $2,080,514 at March 31, 2018, and $2,248,181 at December 31, 2017)	2,027,665	2,216,753
Held to maturity, at cost (fair value of $258,638 at March 31, 2018, and $265,494 at December 31, 2017)	249,766	253,550
Other investments, at cost	22,982	22,563
Loans held for sale	24,376	44,560
Loans receivable:
Held to maturity	6,746,015	6,391,464
Allowance for loan and lease losses	(58,656)	(55,686)
Loans receivable, net	6,687,359	6,335,778
Premises, furniture and equipment, net	171,385	172,324
Premises, furniture and equipment held for sale	1,477	1,977
Other real estate, net	11,801	10,777
Goodwill	270,305	236,615
Core deposit intangibles and customer relationship intangibles, net	41,063	35,203
Servicing rights, net	25,471	25,857
Cash surrender value on life insurance	143,444	142,818
Other assets	106,126	106,141
TOTAL ASSETS	$10,055,863	$9,810,739
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,094,457	$2,983,128
Savings	4,536,106	4,240,328
Time	910,977	923,453
Total deposits	8,541,540	8,146,909
Short-term borrowings	131,240	324,691
Other borrowings	276,118	285,011
Accrued expenses and other liabilities	55,460	62,671
TOTAL LIABILITIES	9,004,358	8,819,282
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both March 31, 2018, and December 31, 2017)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2018, and December 31, 2017)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2018, and December 31, 2017, none issued or outstanding at both March 31, 2018, and December 31, 2017)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2018, and December 31, 2017; 745 shares issued and outstanding at both March 31, 2018, and December 31, 2017)	938	938
Common stock (par value $1 per share; 40,000,000 shares authorized at both March 31, 2018, and December 31, 2017; issued 31,068,239 shares at March 31, 2018, and 29,953,356 shares at December 31, 2017)	31,068	29,953
Capital surplus	557,990	503,709
Retained earnings	500,959	481,331
Accumulated other comprehensive loss	(39,450)	(24,474)
Treasury stock at cost (0 shares at both March 31, 2018, and December 31, 2017)	—	—
TOTAL STOCKHOLDERS' EQUITY	1,051,505	991,457
TOTAL LIABILITIES AND EQUITY	$10,055,863	$9,810,739

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
INTEREST INCOME:
Interest and fees on loans	$85,651	$66,898
Interest on securities:
Taxable	11,577	8,253
Nontaxable	3,579	5,191
Interest on federal funds sold	—	—
Interest on interest bearing deposits in other financial institutions	407	209
TOTAL INTEREST INCOME	101,214	80,551
INTEREST EXPENSE:
Interest on deposits	5,766	3,730
Interest on short-term borrowings	268	137
Interest on other borrowings (includes $197 and $397 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2018 and 2017, respectively)	3,596	3,656
TOTAL INTEREST EXPENSE	9,630	7,523
NET INTEREST INCOME	91,584	73,028
Provision for loan losses	4,263	3,641
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	87,321	69,387
NONINTEREST INCOME:
Service charges and fees	10,079	9,457
Loan servicing income	1,754	1,724
Trust fees	4,680	3,631
Brokerage and insurance commissions	907	1,036
Securities gains, net (includes $1,441 and $2,482 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2018 and 2017, respectively)	1,441	2,482
Unrealized loss on equity securities, net	(28)	—
Net gains on sale of loans held for sale	4,051	6,147
Valuation allowance on commercial servicing rights	(2)	5
Income on bank owned life insurance	614	617
Other noninterest income	1,220	794
TOTAL NONINTEREST INCOME	24,716	25,893
NONINTEREST EXPENSES:
Salaries and employee benefits	48,710	41,767
Occupancy	6,043	5,073
Furniture and equipment	2,749	2,501
Professional fees	8,459	8,309
FDIC insurance assessments	989	807
Advertising	1,940	2,424
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,171
Other real estate and loan collection expenses	732	828
(Gain)/loss on sales/valuations of assets, net	(197)	412
Restructuring expenses	2,564	—
Other noninterest expenses	9,794	8,448
TOTAL NONINTEREST EXPENSES	83,646	71,740
INCOME BEFORE INCOME TAXES	28,391	23,540
Income taxes (includes $261 and $778 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2018 and 2017, respectively)	5,123	5,530
NET INCOME	23,268	18,010
Preferred dividends	(13)	(19)
Interest expense on convertible preferred debt	—	5
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,255	$17,996
EARNINGS PER COMMON SHARE - BASIC	$0.76	$0.68
EARNINGS PER COMMON SHARE - DILUTED	$0.76	$0.68
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.11

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
NET INCOME	$23,268	$18,010
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain (loss) on securities	(19,834)	5,379
Reclassification adjustment for net gains realized in net income	(1,441)	(2,482)
Income taxes	5,391	(1,111)
Other comprehensive income (loss) on securities	(15,884)	1,786
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	1,699	136
Reclassification adjustment for net losses on derivatives realized in net income	197	397
Income taxes	(708)	(215)
Other comprehensive income on cash flow hedges	1,188	318
Other comprehensive income (loss)	(14,696)	2,104
TOTAL COMPREHENSIVE INCOME	$8,572	$20,114

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,268	$18,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,802	7,023
Provision for loan losses	4,263	3,641
Net amortization of premium on securities	5,823	7,226
Securities gains, net	(1,441)	(2,482)
Unrealized loss on equity securities, net	28	—
Stock based compensation	1,858	1,782
Loans originated for sale	(112,433)	(164,324)
Proceeds on sales of loans held for sale	135,506	180,404
Net gains on sale of loans held for sale	(2,889)	(3,828)
Decrease in accrued interest receivable	3,239	93
Decrease in prepaid expenses	194	84
Increase in accrued interest payable	1,029	825
Capitalization of servicing rights	(1,183)	(2,226)
Valuation allowance on commercial servicing rights	2	(5)
(Gain)/loss on sales/valuations of assets, net	(197)	412
Net excess tax benefit from stock based compensation	611	888
Other, net	(5,441)	(13,767)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,039	33,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	392,246	221,637
Proceeds from the redemption of time deposits in other financial institutions	8,767	5,867
Proceeds from the maturity of and principal paydowns on securities available for sale	49,603	47,515
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,570	2,823
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	4,368	3,185
Proceeds from the maturity of and principal paydowns on other investments	677	1,521
Purchase of securities available for sale	(244,289)	(312,769)
Purchase of other investments	(644)	(968)
Net (increase) decrease in loans	(32,314)	80,916
Capital expenditures	(2,356)	(3,588)
Net cash and cash equivalents received in acquisitions	5,543	33,698
Proceeds from the sale of equipment	615	3
Proceeds on sale of OREO and other repossessed assets	668	585
NET CASH PROVIDED BY INVESTING ACTIVITIES	$186,454	$80,425

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$5,834	$22,799
Net increase in savings deposits	100,608	88,767
Net decrease in time deposit accounts	(69,143)	(50,612)
Proceeds on short-term revolving credit line	15,000	—
Net decrease in short-term borrowings	(168,451)	(131,068)
Proceeds from short term FHLB advances	220,000	60,939
Repayments of short term FHLB advances	(260,000)	(81,305)
Repayments of other borrowings	(14,995)	(6,432)
Purchase of treasury stock	(97)	(160)
Proceeds from issuance of common stock	14	218
Dividends paid	(3,920)	(2,900)
NET CASH USED BY FINANCING ACTIVITIES	(175,150)	(99,754)
Net increase in cash and cash equivalents	70,343	14,427
Cash and cash equivalents at beginning of year	196,003	158,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,346	$173,151
Supplemental disclosures:
Cash paid for income/franchise taxes	$2	$5
Cash paid for interest	$8,601	$6,698
Loans transferred to OREO	$939	$2,680
Purchases of securities available for sale, accrued, not settled	$—	$3,654
Conversion of convertible debt to common stock	$—	$167
Conversion of Series D preferred stock to common stock	$—	$419
Stock consideration granted for acquisitions	$53,621	$22,589

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income				18,010	2,104		20,114
Cash dividends declared:
Series D Preferred, $17.50 per share				(19)			(19)
Common, $0.11 per share				(2,881)			(2,881)
Conversion of Series D Preferred Stock	(419)						(419)
Purchase of 3,338 shares of common stock						(160)	(160)
Issuance of 557,530 shares of common stock		554	21,265			160	21,979
Stock based compensation			1,782				1,782
Balance at March 31, 2017	$938	$26,674	$351,423	$431,219	$(28,942)	$—	$781,312
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income				23,268	(14,696)		8,572
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:							—
Series D Preferred, $17.50 per share				(13)			(13)
Common, $0.13 per share				(3,907)			(3,907)
Purchase of 1,761 shares of common stock						(97)	(97)
Issuance of 1,116,644 shares of common stock		1,115	52,423			97	53,635
Stock based compensation			1,858				1,858
Balance at March 31, 2018	$938	$31,068	$557,990	$500,959	$(39,450)	$—	$1,051,505

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2017, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on February 28, 2018. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2018, are not necessarily indicative of the results expected for the year ending December 31, 2018.

In the Annual Report on Form 10-K for the year ended December 31, 2017, Heartland reported the results of operations through two business segments: Community and Other Banking and Mortgage Banking. Effective January 1, 2018, the recently restructured mortgage banking segment is no longer a reportable segment due to the significant reduction in infrastructure and the reporting structure of the mortgage sales staff, who currently report directly to the bank president in each market. Accordingly, Heartland is no longer reporting results of operations by segment.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2018, and 2017, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2018	2017
Net income	$23,268	$18,010
Preferred dividends	(13)	(19)
Interest expense on convertible preferred debt	—	5
Net income available to common stockholders	$23,255	$17,996
Weighted average common shares outstanding for basic earnings per share	30,442	26,335
Assumed incremental common shares issued upon non-vested restricted stock units	203	293
Weighted average common shares for diluted earnings per share	30,645	26,628
Earnings per common share — basic	$0.76	$0.68
Earnings per common share — diluted	$0.76	$0.68
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of March 31, 2018, 459,893 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $611,000 and $888,000 during the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2018, the Compensation Committee granted time-based RSUs with respect to 52,153 shares of common stock, and in the first quarter of 2017, the Compensation Committee granted time-based RSUs with respect to 55,665 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock on a specified date in the future. The time-based RSUs granted in 2018 vest over three years in equal installments on March 6 of each of the three years following the year of the grant, while the 2017 time-based RSUs vest in equal installments on January 19 of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted one-year performance-based RSUs with respect to 18,988 shares of common stock in the first quarter of 2018, and 27,570 shares of common stock in the first quarter of 2017. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2018, and December 31, 2017, respectively, and then fully vest on a specified date in the third calendar year following the year of the initial grant.

The Compensation Committee also granted three-year performance-based RSUs with respect to 16,108 shares and 9,032 shares of common stock in the first quarter of 2018 and 2017, respectively. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2020, and December 31, 2019, respectively. These performance-based RSUs or a portion thereof may vest in 2021 and 2020, respectively, after measurement of performance in relation to the performance targets.

The one-year and three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement." Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2017 and 2018 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending twenty-four months after a change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2018, and March 31, 2017, no time-based RSUs were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2018 and 2017, and changes during the three months ended March 31, 2018 and 2017, follows:

	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	301,578	$34.74	346,817	$27.61
Granted	87,249	55.25	92,267	47.50
Vested	(107,553)	30.79	(103,897)	24.74
Forfeited	(19,113)	43.62	(7,765)	31.03
Outstanding at March 31	262,161	$42.60	327,422	$34.04

Total compensation costs recorded for RSUs were $1.9 million and $1.7 million for the three-month periods ended March 31, 2018 and 2017. As of March 31, 2018, there were $6.1 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2021.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first three months of 2018 and 2017. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of March 31, 2018 and 2017, and changes during the three months ended March 31, 2018 and 2017, follows:

	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	6,500	$18.60	26,400	$18.60
Granted	—	—	—	—
Exercised	(6,500)	18.60	(5,500)	18.60
Forfeited	—	—	—	—
Outstanding at March 31	—	$—	20,900	$18.60
Options exercisable at March 31	—	$—	20,900	$18.60

The intrinsic value for the total of all options exercised during the three months ended March 31, 2018, was $231,000. Cash received from options exercised was $121,000 for the three months ended March 31, 2018, and $102,000 for the three months ended March 31, 2017.

No compensation costs were recorded for options during the three month periods ended March 31, 2018 and 2017. There are no unrecorded compensation costs related to options at March 31, 2018. No stock options vested during the three-month periods ended March 31, 2018 and 2017.

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland evaluates noninterest income contracts affected by the new guidance by analyzing contracts and current accounting practices to determine if a change is appropriate. The amendment is largely consistent with existing guidance and current practices; however Heartland had to change the recognition of certain recurring revenue streams within trust and investment management fees. Heartland adopted the accounting standard effective January 1, 2018, as required, using a modified retrospective approach. However, the adoption of these amendments did not have a significant effect on Heartland's results of operations, financial position and liquidity other than expanded disclosure requirements. See Note 9, "Revenue," for further details regarding Heartland's revenue.

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (7) clarifies that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Entities are required to and Heartland applied the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which are to be applied prospectively to equity investments that exist as of the adoption date. Heartland adopted the accounting standard on January 1, 2018, as required, and the adoption of these amendments did not have a material impact on its results of operations, financial position and liquidity. Heartland reclassified $280,000 from accumulated other comprehensive income to retained earnings on January 1, 2018, related to the fair value of its equity investments.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. Heartland intends to adopt the accounting standard in 2019, as required, and does not expect the adoption of this standard to have a significant impact on its results of operations, financial position and liquidity. Heartland has signed an agreement with a cloud-based lease software provider, and implementation of the software started in the first quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required, and is currently evaluating the potential impact of this guidance on its results of operations, financial position and liquidity. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. Heartland has formed an internal committee to assess and implement the standard, and Heartland has entered into an agreement with a third party vendor to evaluate potential methodologies and data.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments." The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this update should be applied using a retrospective transition method to each period presented. Heartland adopted this ASU on January

1, 2018, as required, and the adoption of these amendments did not have a material impact on Heartland's results of operations, financial position and liquidity.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other Than Inventory." The amendment requires an entity to recognize income tax consequences on an intra-entity transfer of an asset other than inventory at the time the transaction occurs. The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments must be applied and Heartland applied these amendments using a modified retrospective basis. Heartland adopted this ASU on January 1, 2018, as required, and the adoption of this amendment did not have a material impact on Heartland's results of operations, financial position and liquidity.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. Heartland adopted ASU 2017-01 on January 1, 2018, as required, and the adoption did not have a material impact on Heartland's results of operations, financial position, and liquidity.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied and Heartland applied these amendments prospectively to an award modified on or after the adoption date. Heartland adopted this ASU on January 1, 2018, as required, the adoption did not have a material impact to its results of operations, financial position and liquidity because Heartland has not typically modified share-based payment awards after the original award has been granted.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. Heartland intends to adopt this ASU in 2019, as required, and does not believe there will be a material impact to its results of operations, financial position and liquidity.

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

NOTE 2: ACQUISITIONS

First Bank Lubbock Bancshares, Inc.
On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of March 31, 2018, FirstBank & Trust Company had total assets of $971.5 million, including $704.9 million of gross loans held to maturity, and deposits of $869.3 million. Upon closing of the transaction, FirstBank & Trust Company will become a wholly-owned subsidiary of Heartland and will continue to operate under its current name and management team as Heartland's eleventh state-chartered bank. Heartland has received approval by the bank regulatory authorities related to this acquisition. The transaction is expected to close in the second quarter of 2018.
Signature Bancshares, Inc.
On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc. in a transaction valued at approximately $61.4 million, of which $7.8 million was cash, and the remainder was settled by delivery of 1,000,843 shares of Heartland common stock. Simultaneous with the close, Signature Bank merged into Heartland's wholly-owned Minnesota Bank & Trust subsidiary, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction included, at fair value, total assets of $427.1 million, including $324.5 million of gross loans held to maturity, and deposits of $357.3 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc.

Citywide Banks of Colorado, Inc.
On July 7, 2017, Heartland acquired Citywide Banks of Colorado, Inc., parent company of Citywide Banks, headquartered in Aurora, Colorado. The transaction consideration was approximately $211.2 million, of which $58.6 million was cash, and the remainder was settled by delivery of 3,216,161 shares of Heartland common stock. Simultaneous with the close, Citywide Banks merged into Heartland's Centennial Bank and Trust subsidiary, and the combined entity operates as Citywide Banks. The transaction included, at fair value, total assets of $1.49 billion, including $985.4 million of net loans outstanding, and $1.21 billion of deposits on the acquisition date. Included in this transaction was one bank building with a fair value of $1.4 million that Heartland intends to sell and is classified as premises, furniture and equipment held for sale on the consolidated balance sheets. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Citywide Banks of Colorado, Inc.
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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
U.S. government corporations and agencies	$11,254	$3	$(69)	$11,188
Mortgage and asset-backed securities	1,691,092	3,968	(47,456)	1,647,604
Obligations of states and political subdivisions	361,475	1,132	(10,427)	352,180
Total debt securities	2,063,821	5,103	(57,952)	2,010,972
Equity securities	16,693	—	—	16,693
Total	$2,080,514	$5,103	$(57,952)	$2,027,665
December 31, 2017
U.S. government corporations and agencies	$5,358	$8	$(38)	$5,328
Mortgage and asset-backed securities	1,785,467	5,856	(37,587)	1,753,736
Obligations of states and political subdivisions	441,060	4,669	(4,714)	441,015
Total debt securities	2,231,885	10,533	(42,339)	2,200,079
Equity securities	16,296	378	—	16,674
Total	$2,248,181	$10,911	$(42,339)	$2,216,753

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Obligations of states and political subdivisions	$249,766	$9,699	$(827)	$258,638
Total	$249,766	$9,699	$(827)	$258,638
December 31, 2017
Obligations of states and political subdivisions	$253,550	$12,460	$(516)	$265,494
Total	$253,550	$12,460	$(516)	$265,494

At March 31, 2018, approximately 77% of Heartland's mortgage and asset-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2018, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,397	$5,392
Due in 1 to 5 years	56,369	56,209
Due in 5 to 10 years	116,517	112,484
Due after 10 years	194,446	189,283
Total debt securities	372,729	363,368
Mortgage and asset-backed securities	1,691,092	1,647,604
Equity securities	16,693	16,693
Total investment securities	$2,080,514	$2,027,665

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2018, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,486	$2,523
Due in 1 to 5 years	27,627	28,231
Due in 5 to 10 years	104,170	106,538
Due after 10 years	115,483	121,346
Total investment securities	$249,766	$258,638

As of March 31, 2018, and December 31, 2017, securities with a fair value of $594.3 million and $670.3 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities available for sale for the three-month periods ended March 31, 2018 and 2017, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$392,246	$221,637
Gross security gains	3,013	3,830
Gross security losses	1,572	1,339

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2018, and December 31, 2017. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2017, and December 31, 2016, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. government corporations and agencies	$10,685	$(69)	$—	$—	$10,685	$(69)
Mortgage and asset-backed securities	923,293	(18,459)	379,672	(28,997)	1,302,965	(47,456)
Obligations of states and political subdivisions	177,100	(3,456)	131,574	(6,971)	308,674	(10,427)
Total debt securities	1,111,078	(21,984)	511,246	(35,968)	1,622,324	(57,952)
Total temporarily impaired securities	$1,111,078	$(21,984)	$511,246	$(35,968)	$1,622,324	$(57,952)
December 31, 2017
U.S. government corporations and agencies	$4,819	$(38)	$—	$—	$4,819	$(38)
Mortgage and asset-backed securities	851,070	(11,533)	399,978	(26,054)	1,251,048	(37,587)
Obligations of states and political subdivisions	93,040	(667)	159,180	(4,047)	252,220	(4,714)
Total debt securities	948,929	(12,238)	559,158	(30,101)	1,508,087	(42,339)
Total temporarily impaired securities	$948,929	$(12,238)	$559,158	$(30,101)	$1,508,087	$(42,339)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of states and political subdivisions	$30,496	$(272)	$7,907	$(555)	$38,403	$(827)
Total temporarily impaired securities	$30,496	$(272)	$7,907	$(555)	$38,403	$(827)
December 31, 2017
Obligations of states and political subdivisions	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)
Total temporarily impaired securities	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)

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

The remaining unrealized losses on Heartland's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, these investments are not considered other-than-temporarily impaired.

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

There were no gross realized gains or losses on the sale of available for sale or held to maturity securities with OTTI write-downs for the three-month periods ended March 31, 2018, and March 31, 2017, respectively.

Included in other securities at March 31, 2018, and December 31, 2017, were shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.3 million and $14.0 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2018, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of March 31, 2018, and December 31, 2017, were as follows, in thousands:

	March 31, 2018	December 31, 2017
Loans receivable held to maturity:
Commercial	$1,806,683	$1,646,606
Commercial real estate	3,323,094	3,163,269
Agricultural and agricultural real estate	518,386	511,588
Residential real estate	624,725	624,279
Consumer	474,929	447,484
Gross loans receivable held to maturity	6,747,817	6,393,226
Unearned discount	(1,620)	(556)
Deferred loan fees	(182)	(1,206)
Total net loans receivable held to maturity	6,746,015	6,391,464
Allowance for loan losses	(58,656)	(55,686)
Loans receivable, net	$6,687,359	$6,335,778

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

Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions. Heartland originates commercial and commercial real estate loans for a wide variety of business purposes, including lines of credit for capital and operating purposes and term loans for real estate and equipment purchases. Agricultural loans provide financing for capital improvements and farm operations, as well as livestock and machinery purchases. Residential mortgage loans are originated for the construction, purchase or refinancing of single family residential properties. Consumer loans include loans for motor vehicles, home improvement, home equity and personal lines of credit. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprises approximately 15% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at March 31, 2018, and December 31, 2017, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during 2018.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2018
Commercial	$2,425	$16,970	$19,395	$9,005	$1,797,678	$1,806,683
Commercial real estate	736	22,733	23,469	22,920	3,300,174	3,323,094
Agricultural and agricultural real estate	787	3,929	4,716	16,896	501,490	518,386
Residential real estate	386	1,755	2,141	28,324	596,401	624,725
Consumer	1,137	7,798	8,935	6,427	468,502	474,929
Total	$5,471	$53,185	$58,656	$83,572	$6,664,245	$6,747,817
December 31, 2017
Commercial	$1,613	$16,485	$18,098	$7,415	$1,639,191	$1,646,606
Commercial real estate	766	21,184	21,950	23,705	3,139,564	3,163,269
Agricultural and agricultural real estate	546	3,712	4,258	13,304	498,284	511,588
Residential real estate	430	1,794	2,224	27,141	597,138	624,279
Consumer	1,400	7,756	9,156	6,903	440,581	447,484
Total	$4,755	$50,931	$55,686	$78,468	$6,314,758	$6,393,226

The following table presents nonaccrual loans, accruing loans past due 90 days or more and performing troubled debt restructured loans at March 31, 2018, and December 31, 2017, in thousands:

	March 31, 2018	December 31, 2017
Nonaccrual loans	$60,644	$58,272
Nonaccrual troubled debt restructured loans	4,162	4,309
Total nonaccrual loans	$64,806	$62,581
Accruing loans past due 90 days or more	$22	$830
Performing troubled debt restructured loans	$3,206	$6,617

The following tables provide information on troubled debt restructured loans that were modified during the three-month periods ended March 31, 2018, and March 31, 2017, dollars in thousands:

	Three Months Ended March 31,
	2018			2017
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	5	877	752	3	348	348
Consumer	—	—	—	—	—	—
Total	5	$877	$752	3	$348	$348

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The change related to the pre-modification investment and post-modification investment amounts on Heartland's residential real estate trouble debt restructured loans is due to $142,000 of principal deferment collected from government guarantees and $17,000 of capitalized interest and escrow. At March 31, 2018, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

The following table shows troubled debt restructured loans for which there was a payment default during the three month periods ended March 31, 2018, and March 31, 2017, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Following Periods
	Three Months Ended March 31,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	3	519	—	—
Consumer	—	—	—	—
Total	3	$519	—	$—

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of March 31, 2018. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at March 31, 2018, and December 31, 2017, in thousands:

	Pass	Nonpass	Total
March 31, 2018
Commercial	$1,677,338	$129,345	$1,806,683
Commercial real estate	3,146,622	176,472	3,323,094
Total commercial and commercial real estate	4,823,960	305,817	5,129,777
Agricultural and agricultural real estate	442,484	75,902	518,386
Residential real estate	585,886	38,839	624,725
Consumer	461,786	13,143	474,929
Total gross loans receivable held to maturity	$6,314,116	$433,701	$6,747,817
December 31, 2017
Commercial	$1,552,783	$93,823	$1,646,606
Commercial real estate	2,985,501	177,768	3,163,269
Total commercial and commercial real estate	4,538,284	271,591	4,809,875
Agricultural and agricultural real estate	451,539	60,049	511,588
Residential real estate	586,623	37,656	624,279
Consumer	432,936	14,548	447,484
Total gross loans receivable held to maturity	$6,009,382	$383,844	$6,393,226
The nonpass category in the table above is comprised of approximately 55% special mention loans and 45% substandard loans as of March 31, 2018. The percent of nonpass loans on nonaccrual status as of March 31, 2018, was 15%. As of December 31, 2017, the nonpass category in the table above was comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2017, was 16%. Loans delinquent 30 to 89 days as a percent of total loans were 0.21% at March 31, 2018, compared to 0.27% at December 31, 2017. Changes in credit risk are monitored on a regular basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of March 31, 2018, Heartland had $2.8 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at March 31, 2018, and December 31, 2017, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2018
Commercial	$2,906	$1,883	$—	$4,789	$1,793,565	$8,329	$1,806,683
Commercial real estate	403	740	—	1,143	3,305,043	16,908	3,323,094
Total commercial and commercial real estate	3,309	2,623	—	5,932	5,098,608	25,237	5,129,777
Agricultural and agricultural real estate	1,147	69	22	1,238	500,320	16,828	518,386
Residential real estate	2,891	66	—	2,957	602,927	18,841	624,725
Consumer	2,618	1,477	—	4,095	466,934	3,900	474,929
Total gross loans receivable held to maturity	$9,965	$4,235	$22	$14,222	$6,668,789	$64,806	$6,747,817
December 31, 2017
Commercial	$1,246	$259	$100	$1,605	$1,637,773	$7,228	$1,646,606
Commercial real estate	4,769	2,326	—	7,095	3,139,576	16,598	3,163,269
Total commercial and commercial real estate	6,015	2,585	100	8,700	4,777,349	23,826	4,809,875
Agricultural and agricultural real estate	604	134	—	738	497,546	13,304	511,588
Residential real estate	2,022	270	—	2,292	601,120	20,867	624,279
Consumer	4,734	943	730	6,407	436,493	4,584	447,484
Total gross loans receivable held to maturity	$13,375	$3,932	$830	$18,137	$6,312,508	$62,581	$6,393,226

The majority of Heartland's impaired loans are on nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at March 31, 2018, and December 31, 2017; the outstanding loan balances recorded on the consolidated balance sheets at March 31, 2018, and December 31, 2017; any related allowance recorded for those loans as of March 31, 2018, and December 31, 2017; the average outstanding loan balances recorded on the consolidated balance sheets during the three-months ended March 31, 2018, and year ended December 31, 2017; and the interest income recognized on the impaired loans during the three-month period ended March 31, 2018, and year ended December 31, 2017, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
March 31, 2018
Impaired loans with a related allowance:
Commercial	$2,816	$2,816	$2,425	$2,472	$—
Commercial real estate	11,180	9,324	736	9,520	8
Total commercial and commercial real estate	13,996	12,140	3,161	11,992	8
Agricultural and agricultural real estate	1,536	1,536	787	1,537	—
Residential real estate	1,693	1,693	386	1,608	3
Consumer	2,859	2,859	1,137	3,069	9
Total impaired loans with a related allowance	$20,084	$18,228	$5,471	$18,206	$20
Impaired loans without a related allowance:
Commercial	$7,308	$6,189	$—	$5,449	$49
Commercial real estate	14,202	13,596	—	13,879	97
Total commercial and commercial real estate	21,510	19,785	—	19,328	146
Agricultural and agricultural real estate	17,388	15,360	—	12,954	1
Residential real estate	26,635	26,631	—	26,878	109
Consumer	3,757	3,568	—	3,912	22
Total impaired loans without a related allowance	$69,290	$65,344	$—	$63,072	$278
Total impaired loans held to maturity:
Commercial	$10,124	$9,005	$2,425	$7,921	$49
Commercial real estate	25,382	22,920	736	23,399	105
Total commercial and commercial real estate	35,506	31,925	3,161	31,320	154
Agricultural and agricultural real estate	18,924	16,896	787	14,491	1
Residential real estate	28,328	28,324	386	28,486	112
Consumer	6,616	6,427	1,137	6,981	31
Total impaired loans held to maturity	$89,374	$83,572	$5,471	$81,278	$298

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2017
Impaired loans with a related allowance:
Commercial	$2,292	$2,292	$1,613	$3,607	$39
Commercial real estate	11,925	10,068	766	11,479	34
Total commercial and commercial real estate	14,217	12,360	2,379	15,086	73
Agricultural and agricultural real estate	1,539	1,539	546	3,437	—
Residential real estate	1,568	1,568	430	2,056	15
Consumer	2,634	2,634	1,400	2,370	41
Total impaired loans with a related allowance	$19,958	$18,101	$4,755	$22,949	$129
Impaired loans without a related allowance:
Commercial	$6,243	$5,123	$—	$2,586	$165
Commercial real estate	14,243	13,637	—	20,148	514
Total commercial and commercial real estate	20,486	18,760	—	22,734	679
Agricultural and agricultural real estate	13,793	11,765	—	9,654	—
Residential real estate	25,573	25,573	—	26,024	277
Consumer	4,269	4,269	—	3,884	73
Total impaired loans without a related allowance	$64,121	$60,367	$—	$62,296	$1,029
Total impaired loans held to maturity:
Commercial	$8,535	$7,415	$1,613	$6,193	$204
Commercial real estate	26,168	23,705	766	31,627	548
Total commercial and commercial real estate	34,703	31,120	2,379	37,820	752
Agricultural and agricultural real estate	15,332	13,304	546	13,091	—
Residential real estate	27,141	27,141	430	28,080	292
Consumer	6,903	6,903	1,400	6,254	114
Total impaired loans held to maturity	$84,079	$78,468	$4,755	$85,245	$1,158

On February 23, 2018, Heartland acquired Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. As of February 23, 2018, Signature Bancshares, Inc. had gross loans of $335.1 million and the estimated fair value of the loans acquired was $324.5 million. Included in loans acquired from Signature Bank is a lease portfolio with a fair value of $16.0 million. The lease portfolio is include with the commercial loan category for disclosure purposes.

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

At March 31, 2018, and December 31, 2017, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	March 31, 2018			December 31, 2017
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$3,142	$262,107	$265,249	$952	$187,375	$188,327
Commercial real estate	2,474	1,078,724	1,081,198	2,572	1,052,469	1,055,041
Agricultural and agricultural real estate	—	26	26	—	1,242	1,242
Residential real estate	199	181,020	181,219	214	173,909	174,123
Consumer loans	—	78,613	78,613	—	51,292	51,292
Total loans	$5,815	$1,600,490	$1,606,305	$3,738	$1,466,287	$1,470,025

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three-month periods ended March 31, 2018, and March 31, 2017, were as follows, in thousands:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$57	$182
Original yield premium, net, at date of acquisition	(56)	—
Accretion	(199)	(173)
Reclassification from nonaccretable difference(1)	198	127
Balance at period end	$—	$136

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $26.0 million, and the estimated fair value of these loans was $15.0 million. At March 31, 2018, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At March 31, 2018, there was no allowance recorded and $139,000 of allowance recorded at December 31, 2017, related to these ASC 310-30 loans. Provision expense of $0 and $1,000 was recorded for the three-month periods ended March 31, 2018, and 2017, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $2.99 billion, and the estimated fair value of the loans was $2.91 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three-month periods ended March 31, 2018, and March 31, 2017, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(794)	(125)	—	(16)	(1,289)	(2,224)
Recoveries	104	448	14	75	290	931
Provision	1,987	1,196	444	(142)	778	4,263
Balance at March 31, 2018	$19,395	$23,469	$4,716	$2,141	$8,935	$58,656

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(230)	(608)	(871)	(265)	(1,744)	(3,718)
Recoveries	234	212	1	2	303	752
Provision	1,411	(126)	643	183	1,530	3,641
Balance at March 31, 2017	$16,180	$23,797	$3,983	$2,183	$8,856	$54,999

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $270.3 million at March 31, 2018, and $236.6 million at December 31, 2017. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $33.7 million of goodwill and $7.7 million of core deposit intangibles in connection with the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota on February 23, 2018.

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

The core deposit intangibles recorded with the Signature Bancshares, Inc., Citywide Banks of Colorado, Inc., and Founders Bancorp acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Signature Bancshares, Inc., Citywide Banks of Colorado, Inc., and Founders Bancorp acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2018, and December 31, 2017, are presented in the table below, in thousands:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$69,731	$28,939	$40,792	$62,008	$27,086	$34,922
Customer relationship intangibles	1,177	906	271	1,177	896	281
Mortgage servicing rights	42,249	19,084	23,165	42,139	18,891	23,248
Commercial servicing rights	6,740	4,434	2,306	6,719	4,110	2,609
Total	$119,897	$53,363	$66,534	$112,043	$50,983	$61,060

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Nine months ending December 31, 2018	$5,957	$29	$6,776	$471	$13,233
Year ending December 31,
2019	7,092	38	4,097	522	11,749
2020	6,220	37	3,512	411	10,180
2021	5,323	36	2,927	354	8,640
2022	4,175	34	2,341	290	6,840
2023	3,691	33	1,756	163	5,643
Thereafter	8,334	64	1,756	95	10,249
Total	$40,792	$271	$23,165	$2,306	$66,534

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2018. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $3.54 billion and $3.56 billion as of March 31, 2018, and December 31, 2017, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $23.2 million and $17.3 million as of March 31, 2018, and December 31, 2017, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $40.4 million at March 31, 2018, and $37.1 million at December 31, 2017.

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

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualified as a sale, and $6.9 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of December 31, 2017.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 8.23% and 9.73% for the March 31, 2018, and December 31, 2017, valuations, respectively. The discount rate was 9.04% and 9.06% for the March 31, 2018, and December 31, 2017, valuations, respectively. The average capitalization rate for the first three months of 2018 ranged from 96 to 125 basis points compared to the range of 91 to 150 basis points for 2017. Fees collected for the servicing of mortgage loans for others were $2.2 million and $3.2 million for the three months ended March 31, 2018, and March 31, 2017.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2018, and March 31, 2017:

	2018	2017
Balance at January 1,	$23,248	$32,088
Originations	1,162	2,132
Amortization	(1,245)	(2,261)
Balance at period end	$23,165	$31,959
Fair value of mortgage servicing rights	$40,434	$47,564
Mortgage servicing rights, net to servicing portfolio	0.66%	0.74%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $125.5 million at March 31, 2018 and $139.9 million at December 31, 2017. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $420,000 and $415,000 for the three months ended March 31, 2018, and March 31, 2017, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 8.27% to 9.89% as of March 31, 2018, compared to 7.27% to 8.88% as of December 31, 2017. The discount rate range was 13.09% to 16.71% for the March 31, 2018, valuations compared to 13.04% to 15.49% for the December 31, 2017, valuations. The capitalization rate for 2018 ranged from 310 to 445 basis points compared to 310 to 445 basis points for 2017. The total fair value of Heartland's commercial servicing rights was estimated at $2.8 million as of March 31, 2018, and $3.2 million as of December 31, 2017.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three months ended March 31, 2018, and March 31, 2017:

	2018	2017
Balance at January 1,	$2,609	$3,690
Originations	21	93
Amortization	(322)	(306)
Valuation allowance on commercial servicing rights	(2)	5
Balance at period end	$2,306	$3,482
Fair value of commercial servicing rights	$2,781	$4,040
Commercial servicing rights, net to servicing portfolio	1.84%	2.17%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At March 31, 2018, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $14,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2017, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $12,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2018, and December 31, 2017:

March 31, 2018	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Citywide Banks	$6	$10	$—	$33	$36	$—
Premier Valley Bank	72	104	—	286	272	14
Wisconsin Bank & Trust	368	534	—	1,554	1,825	—
Total	$446	$648	$—	$1,873	$2,133	$14
December 31, 2017
Citywide Banks	$8	$11	$—	$34	$37	$—
Premier Valley Bank	83	110	—	303	291	12
Wisconsin Bank & Trust	446	619	—	1,747	2,153	—
Total	$537	$740	$—	$2,084	$2,481	$12

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge no cash as collateral at March 31, 2018, and $1.2 million at December 31, 2017. At March 31, 2018, $860,000 of collateral was required to be pledged by Heartland's counterparties, compared to no collateral at December 31, 2017.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2018, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $197,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $789,000.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2018
Interest rate swap	$25,000	$239	Other assets	2.178%	2.255%	03/17/2021
Interest rate swap	20,000	(380)	Other liabilities	1.704	3.355	01/07/2020
Interest rate swap	10,000	69	Other assets	2.286	1.674	03/26/2019
Interest rate swap	10,000	68	Other assets	2.178	1.658	03/18/2019
Interest rate swap	32,667	1,010	Other assets	4.240	3.674	05/10/2021
Interest rate swap	20,000	316	Other assets	2.125	2.390	06/15/2024
Interest rate swap	20,000	339	Other assets	2.006	2.352	03/01/2024
December 31, 2017
Interest rate swap	$25,000	$(106)	Other liabilities	1.600%	2.255%	03/17/2021
Interest rate swap	20,000	(621)	Other liabilities	1.350	3.355	01/07/2020
Interest rate swap	10,000	30	Other assets	1.329	1.674	03/26/2019
Interest rate swap	10,000	29	Other assets	1.600	1.658	03/18/2019
Interest rate swap	33,667	759	Other assets	3.932	3.674	05/10/2021
Interest rate swap(1)	20,000	(177)	Other liabilities	1.588	2.390	06/15/2024
Interest rate swap(2)	20,000	(149)	Other Liabilities	1.481	2.352	03/01/2024

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three-month periods ended March 31, 2018, and March 31, 2017, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2018
Interest rate swaps	$1,896	Interest expense	$(197)	Other income	$—
Three Months Ended March 31, 2017
Interest rate swaps	$533	Interest expense	$(397)	Other income	$—

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

Heartland was required to pledge $3.2 million and $3.9 million of cash as collateral for these fair value hedges at March 31, 2018, and December 31, 2017, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at March 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2018
Fair value hedges	$35,436	$(105)	Other liabilities
December 31, 2017
Fair value hedges	$35,635	$(999)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three month periods ended March 31, 2018, and March 31, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2018
Fair value hedges	$894	Interest income
Three Months Ended March 31, 2017
Fair value hedges	$194	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at March 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2018
Embedded derivatives	$13,907	$461	Other assets
December 31, 2017
Embedded derivatives	$14,045	$738	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three month periods ended March 31, 2018, and March 31, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2018
Embedded derivatives	$277	Other noninterest income
Three Months Ended March 31, 2017
Embedded derivatives	$117	Other noninterest income

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

At March 31, 2018, and December 31, 2017, the remaining shares to be issued upon conversion totaled zero. During 2017, all of the remaining convertible subordinated debt was converted to common stock, resulting in the issuance of 20,481 shares of common stock. The embedded conversion option was reported at fair value on the consolidated balance sheets using the Black-Scholes model. The following table identifies, in thousands, the notional amount, fair value, balance sheet category and income statement category for the change in fair value of the embedded conversion option as of March 31, 2018, and December 31, 2017:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2018
Embedded conversion option	$—	$—	Other liabilities
December 31, 2017
Embedded conversion option	$—	$—	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded conversion options for the three-month periods ended March 31, 2018, and March 31, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2018
Embedded conversion option	$—	Other noninterest income
Three Months Ended March 31, 2017
Embedded conversion option	$97	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $495,000 and $1.6 million as of March 31, 2018, and December 31, 2017, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $1.6 million at March 31, 2018, and $190,000 at December 31, 2017. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2018 and March 31, 2017, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at March 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2018
Customer interest rate swaps	$162,882	$3,763	Other assets	4.82%	4.73%
Customer interest rate swaps	162,882	(3,763)	Other liabilities	4.73	4.82
December 31, 2017
Customer interest rate swaps	$126,766	$2,377	Other assets	4.70%	4.03%
Customer interest rate swaps	126,766	(2,377)	Other liabilities	4.03	4.70

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $203,000 at March 31, 2018, and $20,000 at December 31, 2017. Heartland's counterparties were required to pledge $0 and $29,000 at March 31, 2018, and December 31, 2017, respectively, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at March 31, 2018, and December 31, 2017, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2018
Interest rate lock commitments (mortgage)	Other assets	$65,591	$1,959
Forward commitments	Other assets	55,118	283
Forward commitments	Other liabilities	91,625	(320)
Undesignated interest rate swaps	Other liabilities	13,907	(461)
December 31, 2017
Interest rate lock commitments (mortgage)	Other assets	$53,588	$1,738
Forward commitments	Other assets	37,286	80
Forward commitments	Other liabilities	118,632	(232)
Undesignated interest rate swaps	Other liabilities	14,045	(738)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three-month periods ended March 31, 2018, and March 31, 2017, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$17
Forward commitments	Net gains on sale of loans held for sale	115
Undesignated interest rate swaps	Other noninterest income	277
Three Months Ended March 31, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,062
Forward commitments	Net gains on sale of loans held for sale	(2,739)
Undesignated interest rate swaps	Other noninterest income	117

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

Assets

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage and asset-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for the securities portfolio to validate the pricing from Heartland's primary pricing service.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018, and December 31, 2017, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$11,188	$9,421	$1,767	$—
Mortgage and asset-backed securities	1,647,604	—	1,647,604	—
Obligations of states and political subdivisions	352,180	—	352,180	—
Corporate debt securities	—	—	—	—
Equity securities	16,693	—	16,693	—
Derivative financial instruments(1)	6,265	—	6,265	—
Interest rate lock commitments	1,959	—	—	1,959
Forward commitments	283	—	283	—
Total assets at fair value	$2,036,172	$9,421	$2,024,792	$1,959
Liabilities
Derivative financial instruments(2)	$4,709	$—	$4,709	$—
Forward commitments	320	—	320	—
Total liabilities at fair value	$5,029	$—	$5,029	$—
December 31, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$5,328	$3,484	$1,844	$—
Mortgage and asset-backed securities	1,753,736	—	1,753,736	—
Obligations of states and political subdivisions	441,015	—	441,015	—
Equity securities	16,674	—	16,674	—
Derivative financial instruments(1)	3,933	—	3,933	—
Interest rate lock commitments	1,738	—	—	1,738
Forward commitments	80	—	80	—
Total assets at fair value	$2,222,504	$3,484	$2,217,282	$1,738
Liabilities
Derivative financial instruments(2)	$5,167	$—	$5,167	$—
Forward commitments	232	—	232	—
Total liabilities at fair value	$5,399	$—	$5,399	$—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$2,923	$—	$—	$2,923	$—
Commercial real estate	8,316	—	—	8,316	—
Agricultural and agricultural real estate	8,041	—	—	8,041	—
Residential real estate	1,421	—	—	1,421	4
Consumer	1,721	—	—	1,721	—
Total collateral dependent impaired loans	$22,422	$—	$—	$22,422	$4
Loans held for sale	$24,376	$—	$24,376	$—	$288
Other real estate owned	$11,801	$—	$—	$11,801	$16
Premises, furniture and equipment held for sale	$1,477	$—	$—	$1,477	$(115)
Commercial servicing rights	$272	$—	$—	$272	$2

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$3,212	$—	$—		$3,212	$1,119
Commercial real estate	9,480	—	—		9,480	322
Agricultural and agricultural real estate	8,406	—	—		8,406	2,028
Residential real estate	1,137	—	—		1,137	—
Consumer	1,234	—	—		1,234	—
Total collateral dependent impaired loans	$23,469	$—	$—	—	$23,469	$3,469
Loans held for sale	$44,560	$—	$44,560		$—	$190
Other real estate owned	$10,777	$—	$—		$10,777	$737
Premises, furniture and equipment held for sale	$1,977	$—	$—		$1,977	$192
Commercial servicing rights	$291	$—	$—		$291	$(21)

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,959	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Premises, furniture and equipment held for sale	1,477	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Commercial servicing rights	272	Discounted cash flows	Third party valuation	(3)
Other real estate owned	11,801	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	2,923	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Commercial real estate	8,316	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Agricultural and agricultural real estate	8,041	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	1,421	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Consumer	1,721	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-14%(4)

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

	Fair Value at 12/31/2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,738	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Premises, furniture and equipment held for sale	1,977	Modified appraised value	Third party appraisal	(2) 0-10%(4)
Commercial servicing rights	291	Discounted cash flows	Third party valuation	(3)
Other real estate owned	10,777	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%
Collateral dependent impaired loans:
Commercial	3,212	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Commercial real estate	9,480	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Agricultural and agricultural real estate	8,406	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	1,137	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Consumer	1,234	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-12%(4)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Balance at January 1,	$1,738	$2,790
Total gains (losses) included in earnings	17	(1,479)
Issuances	492	1,875
Settlements	(288)	(1,448)
Balance at period end	$1,959	$1,738

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2018, and December 31, 2017, were $2.0 million and $1.7 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of March 31, 2018, and December 31, 2017, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$266,346	$266,346	$266,346	$—	$—
Time deposits in other financial institutions	6,297	6,297	6,297	—	—
Securities:
Available for sale	2,027,665	2,027,665	9,421	2,018,244	—
Held to maturity	249,766	258,638	—	258,638	—
Other investments	22,982	22,982	—	22,982	—
Loans held for sale	24,376	24,376	—	24,376	—
Loans, net:
Commercial	1,786,838	1,766,760	—	1,763,837	2,923
Commercial real estate	3,298,798	3,280,785	—	3,272,469	8,316
Agricultural and agricultural real estate	514,471	508,582	—	500,541	8,041
Residential real estate	621,295	614,234	—	612,813	1,421
Consumer	465,957	464,793	—	463,072	1,721
Total Loans, net	6,687,359	6,635,154	—	6,612,732	22,422
Cash surrender value on life insurance	143,444	143,444	—	143,444	—
Derivative financial instruments(1)	6,265	6,265	—	6,265	—
Interest rate lock commitments	1,959	1,959	—	—	1,959
Forward commitments	283	283	—	283	—
Financial liabilities:
Deposits
Demand deposits	3,094,457	3,094,457	—	3,094,457	—
Savings deposits	4,536,106	4,536,106	—	4,536,106	—
Time deposits	910,977	910,977	—	910,977	—
Short term borrowings	131,240	131,240	—	131,240	—
Other borrowings	276,118	276,193	—	276,193	—
Derivative financial instruments(2)	4,709	4,709	—	4,709	—
Forward commitments	320	320	—	320	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$196,003	$196,003	$196,003	$—	$—
Time deposits in other financial institutions	9,820	9,820	9,820	—	—
Securities:
Available for sale	2,216,753	2,216,753	3,484	2,213,269	—
Held to maturity	253,550	265,494	—	265,494	—
Other investments	22,563	22,563	—	22,563	—
Loans held for sale	44,560	44,560	—	44,560	—
Loans, net:
Commercial	1,628,043	1,617,956	—	1,614,744	3,212
Commercial real estate	3,140,427	3,132,542	—	3,123,062	9,480
Agricultural and agricultural real estate	508,075	508,987	—	500,581	8,406
Residential real estate	620,939	614,667	—	613,530	1,137
Consumer	438,294	440,820	—	439,586	1,234
Total Loans, net	6,335,778	6,314,972	—	6,291,503	23,469
Cash surrender value on life insurance	142,818	142,818	—	142,818	—
Derivative financial instruments(1)	3,933	3,933	—	3,933	—
Interest rate lock commitments	1,738	1,738	—	—	1,738
Forward commitments	80	80	—	80	—
Financial liabilities:
Deposits
Demand deposits	2,983,128	2,983,128	—	2,983,128	—
Savings deposits	4,240,328	4,240,328	—	4,240,328	—
Time deposits	923,453	923,453	—	923,453	—
Short term borrowings	324,691	324,691	—	324,691	—
Other borrowings	285,011	285,609	—	285,609	—
Derivative financial instruments(2)	5,167	5,167	—	5,167	—
Forward commitments	232	232	—	232	—

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

Loans — Beginning in the first quarter of 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which was effective on January 1, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan fair values as of December 31, 2017, were estimated based on an entrance price methodology, which discounts future cash flows using the current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans as of March 31, 2018, and December 31, 2017, are not comparable.

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

NOTE 9: REVENUE
On January 1, 2018, Heartland adopted ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note 1, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with loan servicing income, bank owned life insurance, derivatives and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges and fees, trust fees, and brokerage and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of Heartland's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Service Charges and Fees
Service charges and fees consist of revenue generated from deposit account related service charges and fees, overdraft fees, customer service fees, credit card fee income, debit card income and other service charges and fees.

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders and other deposit account related fees. Heartland's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees, including overdraft fees, are largely transactional based, and therefore, the performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Customer service fees and other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. Heartland's performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Credit card fee income and debit card income are comprised of interchange fees, ATM fees, and merchant services income. Credit card fee income and debit card income are earned whenever the banks' debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a bank cardholder uses an ATM that is not owned by one of Heartland's banks or a non-bank cardholder uses Heartland-owned ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.
Trust Fees
Trust fees are primarily comprised of fees earned from the management and administration of trusts and other customer assets. Heartland's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the average daily market value or month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days before or after month end through a direct charge to customers’ accounts. Heartland does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. Heartland's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Brokerage and Insurance Commissions
Brokerage commission primarily consist of commissions related to broker-dealer contracts. The contracts are between the customer and the broker-dealer, and Heartland satisfies its performance obligation and earns commission when the transactions are completed. The recognition of revenue is based on a defined fee schedule and does not require significant judgment. Payment is received shortly after services are rendered. Insurance commissions are related to commissions received directly from the insurance carrier. Heartland acts as an insurance agent between the customer and the insurance carrier. Heartland's performance obligations and associated fee and commission income are defined with each insurance product with the insurance company. When insurance payments are received from customers, a portion of the payment is recognized as commission revenue.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018, and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$2,618	$2,160
Overdraft fees	2,208	2,193
Customer service fees	77	49
Credit card fee income	2,190	2,033
Debit card income	2,985	3,021
Other service charges	1	1
Total service charges and fees	10,079	9,457
Trust fees	4,680	3,631
Brokerage and insurance commissions	907	1,036
Total noninterest income in-scope of Topic 606	15,666	14,124

Out-of-scope of Topic 606
Loan servicing income	1,754	1,724
Securities gains, net	1,441	2,482
Unrealized loss on equity securities, net	(28)	—
Net gains on sale of loans held for sale	4,051	6,147
Valuation adjustment on commercial servicing rights	(2)	5
Income on bank owned life insurance	614	617
Other noninterest income	1,220	794
Total noninterest income out-of-scope of Topic 606	9,050	11,769
Total noninterest income	$24,716	$25,893

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018, and December 31, 2017, Heartland did not have any significant contract balances.

Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). Heartland utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, Heartland did not capitalize any contract acquisition costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2017. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. As of the date of this Quarterly Report on Form 10-Q, Heartland has ten banking subsidiaries with 117 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Heartland's primary objectives are to increase profitability and diversify its market area and asset base by expanding through acquisitions and to grow organically by increasing its customer base in the markets it serves.

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and income on bank owned life insurance also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance premiums, advertising, core deposit intangibles and customer relationship intangibles amortization and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended March 31, 2018, was $23.3 million, or $0.76 per diluted common share, compared to $18.0 million, or $0.68 per diluted common share, for the quarter ended March 31, 2017. Return on average common equity was 9.32% and return on average assets was 0.97% for the first quarter of 2018, compared to 9.71% and 0.89%, respectively, for the same quarter in 2017.

For the first quarter of 2018, Heartland's net interest margin was 4.19% (4.26% on a fully tax-equivalent basis) compared to 3.95% (4.16% on a fully tax-equivalent basis) for the same quarter in 2017, and the efficiency ratio was 68.21% and 69.95% for the first quarter of 2018 and 2017, respectively.

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. Based on Heartland's closing common stock price of $53.55 per share as of February 23, 2018, the aggregate consideration was $61.4 million, with approximately 10% of the consideration paid in cash and 90% paid by delivery of Heartland common stock. Simultaneous with the closing of the transaction, Signature Bank merged into Heartland's Minnesota Bank & Trust subsidiary. As of the close date, Signature Bank had, at fair value, total assets of $426.5 million, total loans of $324.5 million and total deposits of $357.3 million. The systems conversion for this transaction occurred on April 20, 2018.

In the first quarter of 2018, Heartland recorded $2.6 million of restructuring expenses related to its retail mortgage lending operation. The restructuring projects are primarily related to outsourcing of the loan application processing, underwriting and loan closing functions. These changes will improve the customer experience, streamline operations and reduce the volatility and cost of originating mortgage loans. The new operating model will reduce the number of days between the customer application and the loan closing, as well as reduce and fix the cost of processing each loan. The restructuring is expected to be substantially completed by the end of the second quarter of 2018. Heartland expects to realize cost savings of more than $1.0 million per quarter, primarily related to the workforce reduction of approximately 100 employees, the discontinued use of several current systems and other overhead costs. Because of the significant reduction in infrastructure and the reporting structure of the mortgage sales staff, who currently report directly to the bank president in each market, retail mortgage lending is no longer considered a separate business segment as of January 1, 2018.
On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the definitive merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of March 31, 2018, FirstBank & Trust Company had total assets of $971.5 million, including $704.9 million of gross loans held to maturity, and deposits of $869.3 million. Upon closing of the transaction, FirstBank & Trust Company will become a wholly-owned subsidiary of Heartland and will continue to operate under its current name and management team as Heartland's eleventh state-chartered bank. Heartland has received approval by the bank regulatory authorities related to this acquisition. The transaction is expected to close in the second quarter of 2018, and the systems conversion is expected to occur in the third quarter of 2018.
Total assets of Heartland were $10.06 billion at March 31, 2018, an increase of $245.1 million or 2% since year-end 2017. Excluding $427.1 million of assets acquired at fair value in the Signature Bancshares, Inc. transaction, total assets decreased $181.9 million or 2% since December 31, 2017. The decrease in total assets was primarily due to a reduction in the securities portfolio, which represented 23% of total assets at March 31, 2018, and 25% of total assets at December 31, 2017.

Heartland's total assets exceeded $10.0 billion as of March 31, 2018. Under the Dodd-Frank Act and other regulatory guidance, Heartland will become subject to increased supervision and regulation, which include the establishment of a risk committee, annual stress testing and restriction on interchange revenue. Management has been in the process of preparing for these new requirements over the past several quarters, including additions to staff, enhancing risk management processes and investing to upgrade information systems and technology. The risk factors and supervision requirements that management believes have the most effect on Heartland's reported financial position and results of operations are described in Heartland's Annual Report on Form 10-K for the year ended December 31, 2017.

Total loans held to maturity were $6.75 billion at March 31, 2018, compared to $6.39 billion at year-end 2017, an increase of $354.6 million. This change includes $324.5 million of total loans held to maturity acquired at fair value in the Signature Bancshares, Inc. transaction. Exclusive of this transaction, total loans held to maturity increased $30.1 million or less than 1% since December 31, 2017.

Total deposits were $8.54 billion as of March 31, 2018, compared to $8.15 billion at year-end 2017, an increase of $394.6 million or 5%. This increase includes $357.3 million of deposits, at fair value, acquired in the Signature Bancshares, Inc. transaction. Exclusive of this transaction, total deposits increased $37.3 million or less than 1% since December 31, 2017.

Common stockholders' equity was $1.05 billion at March 31, 2018, compared to $990.5 million at year-end 2017. Book value per common share was $33.81 at March 31, 2018, compared to $33.07 at year-end 2017. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $40.5 million at March 31, 2018, compared to an unrealized loss of $24.3 million, net of applicable taxes, at December 31, 2017.

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
STATEMENT OF INCOME DATA
Interest income	$101,214	$80,551
Interest expense	9,630	7,523
Net interest income	91,584	73,028
Provision for loan losses	4,263	3,641
Net interest income after provision for loan losses	87,321	69,387
Noninterest income	24,716	25,893
Noninterest expenses	83,646	71,740
Income taxes	5,123	5,530
Net income	23,268	18,010
Preferred dividends	(13)	(19)
Interest expense on convertible preferred debt	—	5
Net income available to common stockholders	$23,255	$17,996

Key Performance Ratios
Annualized return on average assets	0.97%	0.89%
Annualized return on average common equity (GAAP)	9.32%	9.71%
Annualized return on average tangible common equity (non-GAAP)(1)	13.03%	12.25%
Annualized ratio of net charge-offs to average loans	0.08%	0.22%
Annualized net interest margin (GAAP)	4.19%	3.95%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	4.26%	4.16%
Efficiency ratio, fully tax-equivalent(3)	68.21%	69.95%

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(4)
Net income available to common shareholders (GAAP)	$23,255	$17,996

Average common stockholders' equity (GAAP)	$1,011,580	$751,671
Less average goodwill	250,172	132,440
Less average other intangibles, net	37,510	23,225
Average tangible common equity (non-GAAP)	$723,898	$596,006
Annualized return on average common equity (GAAP)	9.32%	9.71%
Annualized return on average tangible common equity (non-GAAP)	13.03%	12.25%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(5)
Net Interest Income (GAAP)	$91,584	$73,028
Plus tax-equivalent adjustment(6)	1,544	3,860
Net interest income - tax-equivalent (non-GAAP)	$93,128	$76,888

Average earning assets	$8,857,801	$7,502,496
Net interest margin (GAAP)	4.19%	3.95%
Net interest margin, fully tax-equivalent (non-GAAP)	4.26%	4.16%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(7)
Net Interest Income (GAAP)	$91,584	$73,028
Plus tax-equivalent adjustment(6)	1,544	3,860
Net interest income - tax-equivalent (non-GAAP)	93,128	76,888
Noninterest income	24,716	25,893
Securities gains, net	(1,441)	(2,482)
Unrealized loss on equity securities, net	28	—
Adjusted income	$116,431	$100,299

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Total noninterest expenses	$83,646	$71,740
Less:
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,171
(Gain)/loss on sales/valuations of assets, net	(197)	412
Restructuring expenses	2,564	—
Adjusted noninterest expenses	$79,416	$70,157

Efficiency ratio, fully tax-equivalent (non-GAAP)	68.21%	69.95%
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

(6) Computed on a tax-equivalent basis using an effective tax rate of 21% for the quarter ended March 31, 2018, and 35% for the quarter ended March 31, 2017.
(7) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results of Heartland as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
BALANCE SHEET DATA
Investments	$2,300,413	$2,492,866	$2,372,916	$2,070,121	$2,175,701
Loans held for sale	24,376	44,560	35,795	48,848	49,009
Total loans receivable(1)	6,746,015	6,391,464	6,373,415	5,325,082	5,361,604
Allowance for loan losses	58,656	55,686	54,885	54,051	54,999
Total assets	10,055,863	9,810,739	9,755,627	8,204,721	8,361,845
Total deposits	8,541,540	8,146,909	8,231,884	6,930,169	7,089,861
Long-term obligations	276,118	285,011	301,473	281,096	282,051
Preferred equity	938	938	938	938	938
Common stockholders’ equity	1,050,567	990,519	980,746	805,032	780,374

Common Share Data
Book value per common share (GAAP)	$33.81	$33.07	$32.75	$30.15	$29.26
Tangible book value per common share (non-GAAP)(2)	$23.79	$23.99	$23.61	$24.00	$23.05
Common shares outstanding, net of treasury stock	31,068,239	29,953,356	29,946,069	26,701,226	26,674,121
Tangible common equity ratio (non-GAAP)(3)	7.59%	7.53%	7.46%	7.97%	7.50%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$1,050,567	$990,518	$980,746	$805,032	$780,374
Less goodwill	270,305	236,615	236,615	141,461	141,461
Less core deposit intangibles and customer relationship intangibles, net	41,063	35,203	37,028	22,850	24,068
Tangible common stockholders' equity (non-GAAP)	$739,199	$718,700	$707,103	$640,721	$614,845

Common shares outstanding, net of treasury stock	31,068,239	29,953,356	29,946,069	26,701,226	26,674,121
Common stockholders' equity (book value) per share (GAAP)	$33.81	$33.07	$32.75	$30.15	$29.26
Tangible book value per common share (non-GAAP)	$23.79	$23.99	$23.61	$24.00	$23.05

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$10,055,863	$9,810,739	$9,755,627	$8,204,721	$8,361,845
Less goodwill	270,305	236,615	236,615	141,461	141,461
Less core deposit intangibles and customer relationship intangibles, net	41,063	35,203	37,028	22,850	24,068
Total tangible assets (non-GAAP)	$9,744,495	$9,538,921	$9,481,984	$8,040,410	$8,196,316
Tangible common equity ratio (non-GAAP)	7.59%	7.53%	7.46%	7.97%	7.50%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.19% (4.26% on a fully tax-equivalent basis) during the first quarter of 2018, compared to 3.95% (4.16% on a fully tax-equivalent basis) during the first quarter of 2017. Heartland's success in maintaining net interest margin has been the result of improved yield on earning assets and continuous loan and deposit pricing discipline. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income for the first quarter of 2018 was $101.2 million, an increase of $20.7 million or 26%, compared to $80.6 million recorded in the first quarter of 2017. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.5 million for the first quarter of 2018 and $3.9 million for the first quarter of 2017. With these adjustments, interest income on a tax-equivalent basis was $102.8 million for the first quarter of 2018, an increase of $18.3 million or 22%, compared to $84.4 million for the first quarter of 2017. The increase in interest income on a tax-equivalent basis and average earning assets is primarily attributable to the acquisitions completed in 2017. Average earning assets acquired in the Signature Bancshares, Inc. transaction totaled $148.9 million. Exclusive of this transaction, average earning assets increased $1.21 billion or 16% from the first quarter of 2017. The average rate on earning assets increased 14 basis points to 4.70% for the first quarter of 2018 compared to 4.56% for the same quarter in 2017.

Interest expense for the first quarter of 2018 was $9.6 million, an increase of $2.1 million or 28% from $7.5 million in the first quarter of 2017. Average interest bearing deposits increased $595.3 million or 13% to $5.27 billion for the quarter ended March 31, 2018, from $4.67 billion in the same quarter in 2017. Average interest bearing deposits acquired with the Signature Bancshares Inc. transaction totaled $100.7 million. Exclusive of this transaction, average interest bearing deposits increased $494.6 million or 11%. The average interest rate paid on Heartland's interest bearing deposits increased 12 basis points to 0.44% for the first quarter of 2018 compared to 0.32% for the same quarter in 2017. Average borrowings declined $91.9 million or 18% to $427.9 million during the first quarter of 2018 from $519.8 million during the same quarter in 2017. The average interest rate paid on Heartland's borrowings was 3.66% for the first quarter of 2018 compared to 2.96% in the first quarter of 2017. The increase in the average interest rate paid on Heartland's interest bearing liabilities is primarily due to recent increases in market interest rates.

Net interest income increased $18.6 million or 25% to $91.6 million in the first quarter of 2018 from $73.0 million in the first quarter of 2017. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $93.1 million during the first quarter of 2018, an increase of $16.2 million or 21% from $76.9 million during the first quarter of 2017.

Heartland attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Heartland plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. Heartland produces and reviews simulations of various interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that Heartland maintains a well-balanced and manageable interest rate posture. Approximately 28% of Heartland's commercial and agricultural loan portfolios consist of floating rate loans that reprice based upon changes in the national prime or LIBOR interest rate, and approximately 5% of these floating rate loans have interest rate floors that are currently in effect. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of Heartland's most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments Heartland has utilized to manage its interest rate risk.

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21% for the first quarter of 2018 and 35% for the first quarter of 2017. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) (Dollars in thousands)
	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,827,611	$11,577	2.57%	$1,449,054	$8,253	2.31%
Nontaxable(1)	448,641	4,530	4.09	645,534	7,986	5.02
Total securities	2,276,252	16,107	2.87	2,094,588	16,239	3.14
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	112,024	407	1.47	96,270	209	0.88
Federal funds sold	—	—	—	314	—	—
Loans:(2)
Commercial and commercial real estate(1)	4,910,797	62,813	5.19	3,813,258	45,913	4.88
Residential mortgage	642,181	6,851	4.33	646,532	6,683	4.19
Agricultural and agricultural real estate(1)	513,780	6,004	4.74	483,079	5,554	4.66
Consumer	458,795	8,660	7.66	422,785	8,053	7.72
Fees on loans		1,916	—		1,760	—
Less: allowance for loan losses	(56,028)	—	—	(54,330)	—	—
Net loans	6,469,525	86,244	5.41	5,311,324	67,963	5.19
Total earning assets	8,857,801	102,758	4.70%	7,502,496	84,411	4.56%
Nonearning Assets	902,135			731,014
Total Assets	$9,759,936			$8,233,510
Interest Bearing Liabilities
Savings	$4,358,508	$3,791	0.35%	$3,838,001	$2,105	0.22%
Time, $100,000 and over	377,443	776	0.83	348,782	725	0.84
Other time deposits	530,485	1,199	0.92	484,336	900	0.75
Short-term borrowings	147,738	268	0.74	235,432	137	0.24
Other borrowings	280,163	3,596	5.21	284,404	3,656	5.21
Total interest bearing liabilities	5,694,337	9,630	0.69%	5,190,955	7,523	0.59%
Noninterest Bearing Liabilities
Noninterest bearing deposits	2,984,704			2,225,702
Accrued interest and other liabilities	68,377			63,895
Total noninterest bearing liabilities	3,053,081			2,289,597
Stockholders' Equity	1,012,518			752,958
Total Liabilities and Stockholders' Equity	$9,759,936			$8,233,510
Net interest income, fully tax-equivalent (non-GAAP)(1)		$93,128			$76,888
Net interest spread(1)			4.01%			3.97%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.26%			4.16%
Interest bearing liabilities to earning assets	64.29%			69.19%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)
Net interest income, fully tax-equivalent (non-GAAP)		$93,128			$76,888
Adjustments for tax-equivalent interest(1)		(1,544)			(3,860)
Net interest income (GAAP)		$91,584			$73,028

Average Earning Assets	$8,857,801			$7,502,496
Annualized net interest margin (GAAP)			4.19%			3.95%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.26%			4.16%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% for the quarter ended March 31, 2018, and 35% for the quarter ended March 31, 2017.
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

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $4.3 million for the first quarter of 2018 compared to $3.6 million for the first quarter of 2017. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits, and doubtful credits.

Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's provision for loan losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for loan losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2017, and the information under the caption "Allowance For Loan Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5 to the consolidated financial statements included herein.

Heartland believes the allowance for loan losses as of March 31, 2018, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three-month periods ended March 31, 2018, and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Service charges and fees	$10,079	$9,457	$622	7%
Loan servicing income	1,754	1,724	30	2
Trust fees	4,680	3,631	1,049	29
Brokerage and insurance commissions	907	1,036	(129)	(12)
Securities gains, net	1,441	2,482	(1,041)	(42)
Unrealized loss on equity securities, net	(28)	—	(28)	100
Net gains on sale of loans held for sale	4,051	6,147	(2,096)	(34)
Valuation adjustment on commercial servicing rights	(2)	5	(7)	(140)
Income on bank owned life insurance	614	617	(3)	—
Other noninterest income	1,220	794	426	54
Total noninterest income	$24,716	$25,893	$(1,177)	(5)%

Noninterest income totaled $24.7 million during the first quarter of 2018 compared to $25.9 million during the first quarter of 2017, a decrease of $1.2 million or 5%. Decreases in noninterest income for the quarter ended March 31, 2018, reflected lower securities gains, net, and net gains on sale of loans held for sale, the effect of which was partially offset by increased service charges and fees and trust fees.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three-month periods ended March 31, 2018, and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Service charges and fees on deposit accounts	$2,618	$2,160	$458	21%
Overdraft fees	2,208	2,193	15	1
Customer service fees	77	49	28	57
Credit card fee income	2,190	2,033	157	8
Debit card income	2,985	3,021	(36)	(1)
Other service charges	1	1	—	—
Total service charges and fees	$10,079	$9,457	$622	7%

Service charges and fees increased $622,000 or 7% to $10.1 million during the first quarter of 2018 compared to $9.5 million during the first quarter of 2017. Service charges and fees on deposit accounts increased $458,000 or 21% to $2.6 million for the first quarter of 2018 compared to $2.2 million for the first quarter of 2017. This increase was primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2017 and the first quarter of 2018. Fees associated with credit card services were $2.2 million during the first quarter of 2018 compared to $2.0 million during the first quarter of 2017, an increase of $158,000 or 8%. This increase resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three-month periods ended March 31, 2018, and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Commercial and agricultural loan servicing fees(1)	$749	$813	$(64)	(8)%
Residential mortgage servicing fees	2,250	3,172	(922)	(29)
Mortgage servicing rights amortization	(1,245)	(2,261)	1,016	(45)
Total loan servicing income	$1,754	$1,724	$30	2%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.8 million during the first quarter of 2018 compared to $1.7 million during the first quarter of 2017, an increase of $30,000 or 2%. Heartland's residential mortgage loan servicing portfolio totaled $3.54 billion at March 31, 2018, compared to $4.34 billion at March 31, 2017, which was a decrease of $802.3 million or 18%. The decrease in the servicing portfolio was primarily related to the sale in the third quarter of 2017 of the GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million.

Net Gains on Sale of Loans Held for Sale
The following table shows the activity related to the net gains on sales of loans held for sale during the three-month periods ended March 31, 2018, and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017
Total residential mortgage loan applications	$234,825	$248,614
Residential mortgage loans originated	$149,768	$161,851
Residential mortgage loans sold	$127,963	$172,521
Net gains on sale of residential mortgage loans	$4,054	$5,947
Net gain/(loss) on sale of other commercial, agricultural and consumer loans(1)	$(3)	$200
Percentage of residential mortgage loans originated for refinancing	39%	36%

(1) Includes net gains on sale of commercial loans and leases, commercial real estate loans, agricultural and agricultural real estate loans and consumer loans

Net gains on sale of loans held for sale totaled $4.1 million during the first quarter of 2018 compared to $6.1 million during the first quarter of 2017, a decrease of $2.1 million or 34%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. The percentage of residential mortgage loans that represented refinancings was 39% during the first quarter of 2018 compared to 36% in the first quarter of 2017.

Securities Gains, Net
Securities gains, net, totaled $1.4 million for the first quarter of 2018 compared to $2.5 million for the first quarter of 2017, which was a decrease of $1.0 million or 42%. Heartland's net unrealized loss on securities available for sale totaled $52.8 million at March 31, 2018, compared to $44.9 million at March 31, 2017.

Other Noninterest Income
Other noninterest income totaled $1.2 million for the first quarter of 2018 compared to $794,000 for the first quarter of 2017, an increase of $426,000 or 54%. Income from customer swaps totaled $374,000 during the first quarter of 2018 compared to $65,000 during the first quarter of 2017, which was an increase of $309,000. Heartland has had more commercial loan customers enter into interest rate swaps for protection from rising interest rates.
Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three-month periods ended March 31, 2018 and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017	Change	% Change
Salaries and employee benefits	$48,710	$41,767	$6,943	17%
Occupancy	6,043	5,073	970	19
Furniture and equipment	2,749	2,501	248	10
Professional fees	8,459	8,309	150	2
FDIC insurance assessments	989	807	182	23
Advertising	1,940	2,424	(484)	(20)
Core deposit intangibles and customer relationship intangibles amortization	1,863	1,171	692	59
Other real estate and loan collection expenses	732	828	(96)	(12)
(Gain)/loss on sales/valuations of assets, net	(197)	412	(609)	(148)
Restructuring expenses	2,564	—	2,564	100
Other noninterest expenses	9,794	8,448	1,346	16
Total noninterest expenses	$83,646	$71,740	$11,906	17%

For the first quarter of 2018, noninterest expenses totaled $83.6 million compared to $71.7 million during the first quarter of 2017, an increase of $11.9 million or 17%. The most significant increases were related to salaries and employee benefits and restructuring expenses associated with the change in the business model of the mortgage lending operation. The increases in occupancy, furniture and equipment, FDIC insurance assessments, core deposit intangibles and customer relationship intangibles amortization and other noninterest expenses were primarily related to the recent acquisitions. These increases were partially offset by decreases in advertising expenses and gain/loss on sales/valuations of assets, net.

Salaries and Employee Benefits
The largest component of noninterest expenses, salaries and employee benefits, increased $6.9 million or 17% during the first quarter of 2018 as compared to the same quarter in 2017. The increase is primarily attributable to the additional salaries and employee benefits for employees of banks acquired in 2018 and 2017. Heartland had total full-time equivalent employees of 2,022 on March 31, 2018, compared to 1,896 on March 31, 2017.

Advertising Expenses
Advertising expenses were $1.9 million during the first quarter of 2018 compared to $2.4 million during the first quarter of 2017, a decrease of $484,000 or 20%. This decrease was primarily due to the costs of a deposit campaign promotion recorded during the first quarter of 2017. Heartland did not run a similar campaign in 2018.

Gain/Loss on Sales/Valuations of Assets, Net
For the first quarter of 2018, gains on sales/valuations of assets, net totaled $197,000 compared to expenses of $412,000 for the same quarter in 2017, which is a decrease of $609,000 or 148%. The decrease in the first quarter of 2018 was primarily attributable to the gain from the sale of one bank office that was classified as held for sale.

Restructuring Expenses
In the first quarter 2018, Heartland recorded $2.6 million of restructuring expenses related to its mortgage lending operation. The restructuring projects are primarily related to outsourcing the loan application processing, underwriting and loan closing functions. The restructuring expenses consist of severance and retention costs related to the workforce reduction and contract buyouts associated with the discontinued use of several current systems.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During the first quarter of 2018, Heartland's efficiency ratio, on a fully tax-equivalent basis, was 68.21% in comparison with 69.95% during the first quarter of 2017. Heartland's efficiency ratio will vary from quarter to quarter as a result of merger and acquisition activities and also from the seasonality and related revenue and expense timing differences that are inherent in the residential mortgage business. After completion, the restructuring projects related to the mortgage lending operation should have a positive impact on the efficiency ratio.

Income Taxes

Heartland's effective tax rate was 18.04% for the first quarter of 2018 compared to 23.49% for the first quarter of 2017. Heartland's effective tax rate was affected by the passage of the Tax Cuts and Jobs Act in December 2017, which reduced the federal income tax rate from a maximum of 35% to 21%. Federal low-income housing tax credits totaling $307,000 reduced Heartland's income taxes during the first quarter of 2018 compared to $304,000 in the first quarter of 2017. The level of tax-exempt interest income which, as a percentage of pre-tax income, was 20.46% during the first quarter of 2018 compared to 30.46% during the first quarter of 2017.

Heartland's income taxes included a tax benefit of $611,000 and $888,000 for the first quarter of 2018 and 2017, respectively, resulting from the vesting of outstanding restricted stock unit awards. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $10.06 billion at March 31, 2018, an increase of $245.1 million or 2% since year-end 2017. Excluding $427.1 million of assets acquired at fair value in the Signature Bancshares Inc., transaction total assets decreased $181.9 million or 2% since December 31, 2017. The decrease in assets was primarily due to a reduction in the securities portfolio, which represented 23% and 25% of total assets at March 31, 2018, and December 31, 2017, respectively.

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

Total loans held to maturity were $6.75 billion at March 31, 2018, compared to $6.39 billion at year-end 2017, an increase of $354.6 million or 6%. This change includes $324.5 million of total loans held to maturity acquired at fair value in the Signature Bancshares, Inc. transaction. Exclusive of this transaction, total loans held to maturity increased $30.1 million or less than 1% since December 31, 2017. Price competition for quality loans remains intense, and Heartland remains committed to its pricing strategy, disciplined credit approach and emphasis on the client relationship.

The table below presents the composition of the loan portfolio as of March 31, 2018, and December 31, 2017, in thousands:

LOAN PORTFOLIO	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$1,806,683	26.77%	$1,646,606	25.76%
Commercial real estate	3,323,094	49.25	3,163,269	49.48
Agricultural and agricultural real estate	518,386	7.68	511,588	8.00
Residential mortgage	624,725	9.26	624,279	9.76
Consumer	474,929	7.04	447,484	7.00
Gross loans receivable held to maturity	6,747,817	100.00%	6,393,226	100.00%
Unearned discount	(1,620)		(556)
Deferred loan fees	(182)		(1,206)
Total net loans receivable held to maturity	6,746,015		6,391,464
Allowance for loan losses	(58,656)		(55,686)
Loans receivable, net	$6,687,359		$6,335,778

Loans secured by real estate, either fully or partially, totaled $4.41 billion or 67% of gross loans at March 31, 2018. Exclusive of purchase accounting valuations and the loans acquired in the first quarter of 2018, 49% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's loans secured by real estate at March 31, 2018, and December 31, 2017, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2018	December 31, 2017
Residential real estate, excluding residential construction and residential lot loans	$1,050,029	$1,080,066
Industrial, manufacturing, business and commercial	919,286	935,614
Agriculture	258,749	256,452
Retail	351,129	348,749
Office	365,836	356,782
Land development and lots	170,603	162,273
Hotel, resort and hospitality	172,749	167,396
Multi-family	222,084	211,862
Food and beverage	99,714	108,977
Warehousing	167,218	125,372
Health services	141,584	155,529
Residential construction	120,595	134,848
All other	182,853	187,508
Loans acquired in the quarter	215,017	—
Purchase accounting valuations	(25,035)	(25,331)
Total loans secured by real estate	$4,412,411	$4,206,097

Allowance For Loan Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan and losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for loan losses, refer to the critical accounting policies section of Heartland's Annual Report on Form 10-K for the year ended December 31, 2017.

Nonperforming loans were $64.8 million or 0.96% of total loans at March 31, 2018, compared to $63.4 million or 0.99% of total loans at December 31, 2017. At March 31, 2018, approximately $28.8 million or 44% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to eight borrowers. At March 31, 2018, and December 31,

2017, Heartland had $11.6 million and $13.5 million, respectively, of nonperforming residential real estate loans that were repurchased under various GNMA or other guaranteed loan programs. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $5.1 million at March 31, 2018, compared to $3.0 million at December 31, 2017.

The allowance for loan losses was 0.87% of loans at both March 31, 2018, and December 31, 2017, and 90.48% and 87.82% of nonperforming loans at March 31, 2018, and December 31, 2017, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.14% at March 31, 2018, and 1.13% at December 31, 2017. At March 31, 2018, valuation reserves totaled $41.9 million and covered $1.65 billion of acquired loans. At December 31, 2017, valuation reserves totaled $36.4 million and covered $1.51 billion of acquired loans. Loans delinquent 30 to 89 days as a percent of total loans was 0.21% at March 31, 2018, in comparison with 0.27% at December 31, 2017.

The table below presents the changes in the allowance for loan losses during the three month periods ended March 31, 2018 and 2017, in thousands:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$55,686	$54,324
Provision for loan losses	4,263	3,641
Recoveries on loans previously charged off	931	752
Charge-offs on loans	(2,224)	(3,718)
Balance at end of period	$58,656	$54,999
Annualized ratio of net charge offs to average loans	0.08%	0.22%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2018	2017	2017	2016
Nonaccrual loans	$64,806	$62,868	$62,581	$64,299
Loans contractually past due 90 days or more	22	872	830	86
Total nonperforming loans	64,828	63,740	63,411	64,385
Other real estate	11,801	11,188	10,777	9,744
Other repossessed assets	423	739	411	663
Total nonperforming assets	$77,052	$75,667	$74,599	$74,792
Performing troubled debt restructured loans(1)	$3,206	$11,010	$6,617	$10,380
Nonperforming loans to total loans	0.96%	1.19%	0.99%	1.20%
Nonperforming assets to total loans plus repossessed property	1.14%	1.41%	1.17%	1.39%
Nonperforming assets to total assets	0.77%	0.90%	0.76%	0.91%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the first three months of 2018, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2017	$63,411	$10,777	$411	$74,599
Loan foreclosures	(939)	877	62	—
Net loan charge-offs	(1,293)	—	—	(1,293)
Acquired nonperforming assets	1,652	807	—	2,459
New nonperforming loans	8,546	—	—	8,546
Reduction of nonperforming loans(1)	(6,549)	—	—	(6,549)
OREO/Repossessed assets sales proceeds	—	(648)	(9)	(657)
OREO/Repossessed assets writedowns, net	—	(12)	(4)	(16)
Net activity at Citizens Finance Co.	—	—	(37)	(37)
March 31, 2018	$64,828	$11,801	$423	$77,052

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 23% and 25% of total assets at March 31, 2018, and December 31, 2017, respectively. Total available for sale securities as of March 31, 2018, were $2.03 billion, a decrease of $189.1 million or 9% from $2.22 billion at December 31, 2017.

The table below presents the composition of the securities portfolio, including available for sale, held to maturity securities and other, by major category, as of March 31, 2018, and December 31, 2017, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$11,188	0.49%	$5,328	0.21%
Mortgage and asset-backed securities	1,647,604	71.61	1,753,736	70.35
Obligation of states and political subdivisions	601,946	26.17	694,565	27.86
Equity securities	16,693	0.73	16,674	0.67
Other securities	22,982	1.00	22,563	0.91
Total securities	$2,300,413	100.00%	$2,492,866	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 72% at March 31, 2018, compared to 70% at December 31, 2017. Approximately 77% of Heartland's mortgage and asset-backed securities were issued by government-sponsored enterprises at March 31, 2018. Heartland's securities portfolio had an expected modified duration of 4.73 years as of March 31, 2018, compared to 4.71 years as of year-end 2017.

At March 31, 2018, Heartland had $23.0 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $8.54 billion as of March 31, 2018, compared to $8.15 billion at year-end 2017, an increase of $394.6 million or 5%. This increase included $357.3 million of deposits, at fair value, acquired in the Signature Bancshares, Inc. transaction. Exclusive of this transaction, total deposits increased $37.3 million or less than 1% since December 31, 2017.

The table below presents the composition of Heartland's deposits by category as of March 31, 2018, and December 31, 2017, in thousands:

DEPOSITS	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Demand	$3,094,457	36.23%	$2,983,128	36.62%
Savings	4,536,106	53.10	4,240,328	52.05
Time	910,977	10.67	923,453	11.33
Total	$8,541,540	100.00%	$8,146,909	100.00%

Demand deposits totaled $3.09 billion at March 31, 2018, an increase of $111.3 million or 4% since year-end 2017, with $105.5 million of the increase attributable to the Signature Bancshares, Inc. transaction. Excluding demand deposits acquired in this transaction, demand deposits increased $5.8 million or less than 1% since year-end 2017. Savings deposits increased $295.8 million or 7% to $4.54 billion at March 31, 2018, from $4.24 billion at December 31, 2017. Excluding savings deposits of $195.2 million acquired in the Signature Bancshares, Inc. transaction, savings deposits increased $100.6 million or 2% since year-end 2017. Time deposits decreased $12.5 million or 1% since December 31, 2017, and exclusive of $56.7 million of time deposits acquired in the first quarter of 2018, time deposits decreased $69.1 million or 7% since year-end 2017.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2018, and December 31, 2017, in thousands:

	March 31, 2018	December 31, 2017
Securities sold under agreement to repurchase	$104,799	$107,957
Federal funds purchased	5,100	168,250
Advances from the FHLB	—	40,000
Notes payable to unaffiliated banks	15,000	—
Other short-term borrowings	6,341	8,484
Total	$131,240	$324,691

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $131.2 million at March 31, 2018, compared to $324.7 million at year-end 2017, a decrease of $193.5 million or 60%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $104.8 million at March 31, 2018, compared to $108.0 million at December 31, 2017, a decrease of $3.2 million or 3%.

Also included in short-term borrowings is a $25.0 million revolving credit line agreement Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. The borrowing capacity of this revolving credit line was increased from $20.0 million to $25.0 million on June 14, 2017. During the first quarter of 2018, Heartland had advances of $15.0 million on this line. The outstanding balance at March 31, 2018, was $15.0 million compared to $0 at December 31, 2017.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2018, and December 31, 2017, in thousands:

	March 31, 2018	December 31, 2017
Advances from the FHLB	$3,629	$6,702
Wholesale repurchase agreements	30,000	30,000
Trust preferred securities	122,061	121,886
Senior notes	6,000	11,000
Note payable to unaffiliated bank	32,667	33,667
Contracts payable for purchase of real estate and other assets	1,858	1,881
Subordinated notes	74,036	74,000
Other borrowings	5,867	5,875
Total	$276,118	$285,011

As of March 31, 2018, the amount of other borrowings was $276.1 million, a decrease of $8.9 million or 3% since year-end 2017. The decrease since year-end 2017 was due to scheduled principal payments in accordance with the debt agreements. Heartland acquired $5.9 million of subordinated debt in the Signature Bancshares, Inc. transaction, which was paid off simultaneously with the closing of the transaction.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $75.0 million. At March 31, 2018, $32.7 million was outstanding on this non-revolving credit line compared to $33.7 million outstanding at December 31, 2017. The balance of the $32.7 million note is due in April 2021. At March 31, 2018, Heartland had $39.3 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of March 31, 2018, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/18(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,258	03/17/2004	2.75% over LIBOR	4.93%	(2)	03/17/2034	06/17/2018
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.05%	(3)	04/07/2036	07/07/2018
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.60%	(4)	09/15/2037	06/15/2018
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	3.49%	(5)	09/01/2037	06/01/2018
Morrill Statutory Trust I	8,923	12/19/2002	3.25% over LIBOR	5.54%	(6)	12/26/2032	06/26/2018
Morrill Statutory Trust II	8,559	12/17/2003	2.85% over LIBOR	5.03%	(7)	12/17/2033	06/17/2018
Sheboygan Statutory Trust I	6,374	09/17/2003	2.95% over LIBOR	5.13%		09/17/2033	06/17/2018
CBNM Capital Trust I	4,322	09/10/2004	3.25% over LIBOR	5.37%		12/15/2034	06/15/2018
Citywide Capital Trust III	6,341	12/19/2003	2.80% over LIBOR	4.57%		12/19/2033	07/23/2018
Citywide Capital Trust IV	4,195	09/30/2004	2.20% over LIBOR	4.12%		09/30/2034	05/23/2018
Citywide Capital Trust V	11,354	05/31/2006	1.54% over LIBOR	3.66%		07/25/2036	06/15/2018
	$122,183

(1) Effective weighted average interest rate as of March 31, 2018, was 5.32% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of March 31, 2018, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of March 31, 2018, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of March 31, 2018, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of March 31, 2018, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of March 31, 2018, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of March 31, 2018, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

CAPITAL REQUIREMENTS

The Federal Reserve Board, which supervises bank holding companies, has adopted capital adequacy guidelines that are used to assess the adequacy of capital of a bank holding company. The federal banking agencies implemented final rules ("Final Rules") to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015, and ending on January 1, 2019. The Final Rules implemented the third installment of the Basel Accords ("Basel III") regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"). The Final Rules substantially revised the regulatory risk-based capital rules applicable to Heartland. Under Basel III, Heartland must hold a conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer for 2018 is 1.875%.

The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve Board's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2018	13.46%	11.75%	10.17%	9.66%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,779,234	$7,779,234	$7,779,234	N/A
Average Assets	N/A	N/A	N/A	$9,459,723

December 31, 2017	13.45%	11.70%	10.07%	9.20%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,511,544	$7,511,544	$7,511,544	N/A
Average Assets	N/A	N/A	N/A	$9,552,227

Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $262.0 million and $242.3 million at March 31, 2018, and December 31, 2017, respectively, under the capital requirements to remain well capitalized. At March 31, 2018, and December 31, 2017, retained earnings that could be available for the payment of dividends under the most restrictive minimum capital requirements totaled $417.4 million and $392.5 million, respectively.

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

On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. Based on Heartland's closing price of $53.55 per share of common stock on February 23, 2018, the aggregate consideration was approximately $61.4 million, which was paid by delivery of 1,000,843 shares of common stock and $7.8 million of cash.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2018, and December 31, 2017, commitments to extend credit aggregated $2.11 billion and $1.96 billion, respectively. Standby letters of credit aggregated $56.0 million at March 31, 2018, and $55.5 million at December 31, 2017.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2017. Except for the agreement to acquire First Bank Lubbock Bancshares, Inc. described below, there have been no material changes in Heartland's contractual obligations and other commitments since that report was filed.

On December 12, 2017, Heartland entered into a definitive merger agreement with First Bank Lubbock Bancshares, Inc., parent company of FirstBank & Trust Company, headquartered in Lubbock, Texas. Under the terms of the merger agreement, Heartland will acquire First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $185.6 million as of the announcement date, subject to certain adjustments. Shareholders of First Bank Lubbock Bancshares, Inc. will receive a combination of Heartland common stock and cash. As of March 31, 2018, FirstBank & Trust Company had total assets of $971.5 million, including $704.9 million of gross loans held to maturity, and deposits of $869.3 million. FirstBank & Trust Company will operate as a wholly-owned subsidiary of Heartland. The transaction is expected to close in the second quarter of 2018, and the systems conversion is expected to occur in the third quarter of 2018.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. On June 14, 2017, Heartland's revolving credit agreement with an unaffiliated bank was increased to $25.0 million from $20.0 million of maximum borrowing capacity. At March 31, 2018, $15.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At March 31, 2018, $39.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of March 31, 2018.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid to Heartland by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at Heartland's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

Heartland continues to explore opportunities to expand the size of its independent community banks. In the current banking industry environment, Heartland seeks these opportunities for growth through acquisitions. Heartland is primarily focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to increase market share, achieve efficiencies and provide greater convenience for current customers. However, Heartland may also pursue acquisitions in areas outside of its current geographic footprint. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
Heartland enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these loans. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund these loans and on the residential mortgage loans held as available for sale. See Note 7 to the consolidated financial statements include in this Quarterly Report on Form 10-Q for additional information on Heartland's derivative financial instruments.

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

At March 31, 2018, Heartland had $266.3 million of cash and cash equivalents, time deposits in other financial institutions of $6.3 million and securities available for sale of $2.03 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, management intends to rely on deposit growth and additional FHLB borrowings as needed in the future. As of March 31, 2018, Heartland had $131.2 million of short-term borrowings outstanding.

In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At March 31, 2018, Heartland had $1.15 billion of borrowing capacity under these programs.

Heartland's revolving credit line agreement with an unaffiliated bank provides a maximum borrowing capacity of $25.0 million. During the first quarter of 2018, Heartland had advances of $15.0 million on this line, which was outstanding at March 31, 2018. Heartland also has a non-revolving credit line with the same unaffiliated bank, which had $39.3 million of borrowing capacity at March 31, 2018, of which no balance had been drawn.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. Darling Consulting Group, Inc. has been engaged to provide services related to asset/liability management and strategy to Heartland and its bank subsidiaries. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first three months of 2018.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2018, and March 31, 2017, provided the following results, in thousands:

	2018		2017
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$362,642	(3.02)%	$288,697	(2.40)%
Base	$373,953		$295,788
Up 200 Basis Points	$377,453	0.94%	$299,112	1.12%
Year 2
Down 100 Basis Points	$346,225	(7.41)%	$270,796	(8.45)%
Base	$379,901	1.59%	$293,625	(0.73)%
Up 200 Basis Points	$404,390	8.14%	$310,771	5.07%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both March 31, 2018, and December 31, 2017, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended March 31, 2018, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2017 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K report for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award.

10.2	(1)	Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.

10.3	(1)	Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

______________
(1) Filed or furnished herewith.

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

Dated: May 8, 2018