Form 10-Q
period 2018-06-30
HEARTLAND FINANCIAL USA INC
filed 2018-08-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 6, 2018, the Registrant had outstanding 34,440,416 shares of common stock, $1.00 par value per share.

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
10.1 Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2 Revolving Credit Line Promissory Note dated June 14, 2018, between Heartland Financial USA, Inc. and Bankers Trust Company
10.3 Promissory Note dated June 14, 2018 between Heartland Financial USA, Inc. and Bankers Trust Company
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
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

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Cash and due from banks	$193,069	$168,723
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	194,937	27,280
Cash and cash equivalents	388,006	196,003
Time deposits in other financial institutions	6,803	9,820
Securities:
Carried at fair value (cost of $2,258,048 at June 30, 2018, and $2,248,181 at December 31, 2017)	2,197,117	2,216,753
Held to maturity, at cost (fair value of $253,153 at June 30, 2018, and $265,494 at December 31, 2017)	244,271	253,550
Other investments, at cost	26,725	22,563
Loans held for sale	55,684	44,560
Loans receivable:
Held to maturity	7,477,697	6,391,464
Allowance for loan and lease losses	(61,324)	(55,686)
Loans receivable, net	7,416,373	6,335,778
Premises, furniture and equipment, net	195,981	172,324
Premises, furniture and equipment held for sale	3,978	1,977
Other real estate, net	11,074	10,777
Goodwill	391,668	236,615
Core deposit intangibles and customer relationship intangibles, net	52,698	35,203
Servicing rights, net	31,996	25,857
Cash surrender value on life insurance	159,302	142,818
Other assets	120,244	106,141
TOTAL ASSETS	$11,301,920	$9,810,739
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,399,598	$2,983,128
Savings	4,864,773	4,240,328
Time	1,224,773	923,453
Total deposits	9,489,144	8,146,909
Short-term borrowings	229,890	324,691
Other borrowings	258,708	285,011
Accrued expenses and other liabilities	68,431	62,671
TOTAL LIABILITIES	10,046,173	8,819,282
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both June 30, 2018, and December 31, 2017)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2018, and December 31, 2017)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2018, and December 31, 2017, none issued or outstanding at both June 30, 2018, and December 31, 2017)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2018, and December 31, 2017; 745 shares issued and outstanding at both June 30, 2018, and December 31, 2017)	938	938
Common stock (par value $1 per share; 40,000,000 shares authorized at both June 30, 2018, and December 31, 2017; issued 34,438,445 shares at June 30, 2018, and 29,953,356 shares at December 31, 2017)	34,438	29,953
Capital surplus	740,128	503,709
Retained earnings	524,786	481,331
Accumulated other comprehensive loss	(44,543)	(24,474)
Treasury stock at cost (0 shares at both June 30, 2018, and December 31, 2017)	—	—
TOTAL STOCKHOLDERS' EQUITY	1,255,747	991,457
TOTAL LIABILITIES AND EQUITY	$11,301,920	$9,810,739

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$96,787		$68,094	$182,438	$134,992
Interest on securities:
Taxable	12,270		8,599	23,847	16,852
Nontaxable	3,584		5,020	7,163	10,211
Interest on federal funds sold	—		3	—	3
Interest on interest bearing deposits in other financial institutions	768		345	1,175	554
TOTAL INTEREST INCOME	113,409		82,061	214,623	162,612
INTEREST EXPENSE:
Interest on deposits	7,983		4,163	13,749	7,893
Interest on short-term borrowings	547		90	815	227
Interest on other borrowings (includes $30 and $300 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2018 and 2017, respectively, and $227 and $697 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2018 and 2017, respectively)	3,470		3,228	7,066	6,884
TOTAL INTEREST EXPENSE	12,000		7,481	21,630	15,004
NET INTEREST INCOME	101,409		74,580	192,993	147,608
Provision for loan losses	4,831		889	9,094	4,530
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	96,578		73,691	183,899	143,078
NONINTEREST INCOME:
Service charges and fees	12,072		9,696	22,151	19,153
Loan servicing income	1,807		1,351	3,561	3,075
Trust fees	4,615		3,979	9,295	7,610
Brokerage and insurance commissions	877		976	1,784	2,012
Securities gains/(losses), net (includes $259 of net security losses and $1,392 of net security gains reclassified from accumulated other comprehensive income for the three months ended June 30, 2018 and 2017, respectively, and $1,182 and $3,874 of net security gains reclassified from accumulated other comprehensive income for the six months ended June 30, 2018 and 2017, respectively)	(259)		1,392	1,182	3,874
Unrealized gain on equity securities, net	71		—	43	—
Net gains on sale of loans held for sale	6,800		6,817	10,851	12,964
Valuation allowance on servicing rights	(216)		19	(218)	24
Income on bank owned life insurance	700		656	1,314	1,273
Other noninterest income	1,167		738	2,387	1,532
TOTAL NONINTEREST INCOME	27,634		25,624	52,350	51,517
NONINTEREST EXPENSES:
Salaries and employee benefits	50,758		41,126	99,468	82,893
Occupancy	6,315		5,056	12,358	10,129
Furniture and equipment	3,184		2,586	5,933	5,087
Professional fees	9,948		7,583	18,407	15,892
FDIC insurance assessments	684		909	1,673	1,716
Advertising	2,145		1,359	4,085	3,783
Core deposit intangibles and customer relationship intangibles amortization	2,274		1,218	4,137	2,389
Other real estate and loan collection expenses	948		365	1,680	1,193
(Gain)/loss on sales/valuations of assets, net	1,528		(112)	1,331	300
Restructuring expenses	—	—	—	2,564	—
Other noninterest expenses	11,098		9,208	20,892	17,656
TOTAL NONINTEREST EXPENSES	88,882		69,298	172,528	141,038
INCOME BEFORE INCOME TAXES	35,330		30,017	63,721	53,557
Income taxes (includes $(61) and $407 of income tax expense/(benefit) reclassified from accumulated other comprehensive income for the three months ended June 30, 2018 and 2017, respectively, and $201 and $1,185 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2018 and 2017, respectively)	7,451		8,059	12,574	13,589
NET INCOME	27,879		21,958	51,147	39,968
Preferred dividends	(13)		(13)	(26)	(32)
Interest expense on convertible preferred debt	—		4	—	9
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,866		$21,949	$51,121	$39,945
EARNINGS PER COMMON SHARE - BASIC	$0.85		$0.82	$1.62	$1.51
EARNINGS PER COMMON SHARE - DILUTED	$0.85		$0.81	$1.61	$1.49
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13		$0.11	$0.26	$0.22

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$27,879	$21,958	$51,147	$39,968
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(8,501)	9,683	(28,335)	15,062
Reclassification adjustment for net (gains)/losses realized in net income	259	(1,392)	(1,182)	(3,874)
Income taxes	2,117	(3,238)	7,508	(4,349)
Other comprehensive income (loss) on securities	(6,125)	5,053	(22,009)	6,839
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	897	(809)	2,596	(673)
Reclassification adjustment for net losses on derivatives realized in net income	30	300	227	697
Income taxes	105	1	(603)	(214)
Other comprehensive income (loss) on cash flow hedges	1,032	(508)	2,220	(190)
Other comprehensive income (loss)	(5,093)	4,545	(19,789)	6,649
TOTAL COMPREHENSIVE INCOME	$22,786	$26,503	$31,358	$46,617

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,147	$39,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,273	14,566
Provision for loan losses	9,094	4,530
Net amortization of premium on securities	12,587	13,997
Securities gains, net	(1,182)	(3,874)
Unrealized gain on equity securities, net	(43)	—
Stock based compensation	2,770	2,763
Loans originated for sale	(317,979)	(369,579)
Proceeds on sales of loans held for sale	346,083	390,683
Net gains on sale of loans held for sale	(8,178)	(8,691)
(Increase) decrease in accrued interest receivable	(35)	1,876
Decrease in prepaid expenses	2,263	936
Decrease in accrued interest payable	(25)	(130)
Capitalization of servicing rights	(2,694)	(4,406)
Valuation allowance on servicing rights	218	(24)
Loss on sales/valuations of assets, net	1,331	300
Net excess tax benefit from stock based compensation	660	989
Other, net	(16,605)	(11,989)
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,685	71,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(1,000)	—
Proceeds from the sale of securities available for sale	635,735	624,008
Proceeds from the redemption of time deposits in other financial institutions	8,767	5,867
Proceeds from the maturity of and principal paydowns on securities available for sale	112,166	102,506
Proceeds from the maturity of and principal paydowns on securities held to maturity	8,897	3,655
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	4,862	14,483
Proceeds from the maturity of and principal paydowns on other investments	1,400	2,017
Purchase of securities available for sale	(733,030)	(666,588)
Purchase of other investments	(1,842)	(1,001)
Net (increase) decrease in loans	(86,466)	113,369
Purchase of bank owned life insurance policies	—	(2,000)
Capital expenditures	(9,788)	(5,683)
Net cash and cash equivalents received in acquisitions	212,197	33,698
Proceeds from the sale of equipment	622	1,692
Proceeds on sale of OREO and other repossessed assets	2,091	4,352
NET CASH PROVIDED BY INVESTING ACTIVITIES	$154,611	$230,375

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$117,456	$58,953
Net increase (decrease) in savings deposits	5,408	(146,800)
Net decrease in time deposit accounts	(31,789)	(10,891)
Proceeds on short-term revolving credit line	25,000	—
Net decrease in short-term borrowings	(155,403)	(161,963)
Proceeds from short term FHLB advances	302,102	86,139
Repayments of short term FHLB advances	(266,500)	(91,505)
Repayments of other borrowings	(44,654)	(7,503)
Purchase of treasury stock	(97)	(217)
Proceeds from issuance of common stock	156	398
Dividends paid	(7,972)	(5,849)
NET CASH USED BY FINANCING ACTIVITIES	(56,293)	(279,238)
Net increase in cash and cash equivalents	192,003	23,052
Cash and cash equivalents at beginning of year	196,003	158,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$388,006	$181,776
Supplemental disclosures:
Cash paid for income/franchise taxes	$8,254	$5,860
Cash paid for interest	$21,655	$15,134
Loans transferred to OREO	$2,264	$4,302
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$2,501	$—
Purchases of securities available for sale, accrued, not settled	$—	$—
Sales of securities available for sale, accrued, not settled	$—	$—
Conversion of convertible debt to common stock	$—	$167
Conversion of Series D preferred stock to common stock	$—	$419
Stock consideration granted for acquisitions	$238,075	$22,589

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income				39,968	6,649		46,617
Cash dividends declared:
Series D Preferred, $35.00 per share				(32)			(32)
Common, $0.22 per share				(5,817)			(5,817)
Conversion of Series D Preferred Stock	(419)						(419)
Purchase of 4,611 shares of common stock						(217)	(217)
Issuance of 585,908 shares of common stock		581	21,361			217	22,159
Stock based compensation			2,763				2,763
Balance at June 30, 2017	$938	$26,701	$352,500	$450,228	$(24,397)	$—	$805,970
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income				51,147	(19,789)		31,358
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:							—
Series D Preferred, $35.00 per share				(26)			(26)
Common, $0.26 per share				(7,946)			(7,946)
Purchase of 1,761 shares of common stock						(97)	(97)
Issuance of 4,486,850 shares of common stock		4,485	233,649			97	238,231
Stock based compensation			2,770				2,770
Balance at June 30, 2018	$938	$34,438	$740,128	$524,786	$(44,543)	$—	$1,255,747

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2018, are not necessarily indicative of the results expected for the year ending December 31, 2018.

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

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2018, and 2017, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2018	2017
Net income	$27,879	$21,958
Preferred dividends	(13)	(13)
Interest expense on convertible preferred debt	—	4
Net income available to common stockholders	$27,866	$21,949
Weighted average common shares outstanding for basic earnings per share	32,621	26,687
Assumed incremental common shares issued upon exercise of stock options and non-vested restricted stock units	210	286
Weighted average common shares for diluted earnings per share	32,831	26,973
Earnings per common share — basic	$0.85	$0.82
Earnings per common share — diluted	$0.85	$0.81
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2018	2017
Net income	$51,147	$39,968
Preferred dividends	(26)	(32)
Interest expense on convertible preferred debt	—	9
Net income available to common stockholders	$51,121	$39,945
Weighted average common shares outstanding for basic earnings per share	31,537	26,512
Assumed incremental common shares issued upon non-vested restricted stock units	209	286
Weighted average common shares for diluted earnings per share	31,746	26,798
Earnings per common share — basic	$1.62	$1.51
Earnings per common share — diluted	$1.61	$1.49
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	—

Stock-Based Compensation

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of June 30, 2018, 440,844 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $660,000 and $989,000 during the six months ended June 30, 2018 and 2017, respectively.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2018, and June 30, 2017, 26,489 and 15,978 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2018 and 2017, and changes during the six months ended June 30, 2018 and 2017, follows:

	2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	301,578	$34.74	346,817	$27.61
Granted	113,738	55.16	108,245	47.21
Vested	(124,764)	32.64	(125,840)	26.32
Forfeited	(25,011)	45.50	(10,563)	31.78
Outstanding at June 30	265,541	$43.49	318,659	$34.64

Total compensation costs recorded for RSUs were $2.8 million and $2.8 million for the six-month periods ended June 30, 2018 and 2017. As of June 30, 2018, there were $6.2 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2021.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the first six months of 2018 and 2017. Prior to 2009, options were typically granted annually with an expiration date ten years after the date of grant. Vesting was generally over a five-year service period with equal portions of a grant becoming exercisable at three years, four years, and five years after the date of grant. A summary of the stock options outstanding as of June 30, 2018 and 2017, and changes during the six months ended June 30, 2018 and 2017, follows:

	2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	6,500	$18.60	26,400	$18.60
Granted	—	—	—	—
Exercised	(6,500)	18.60	(8,250)	18.60
Forfeited	—	—	(500)	18.60
Outstanding at June 30	—	$—	17,650	$18.60
Options exercisable at June 30	—	$—	17,650	$18.60

The intrinsic value for the total of all options exercised during the six months ended June 30, 2018, was $231,000. Cash received from options exercised was $121,000 for the six months ended June 30, 2018, and $153,000 for the six months ended June 30, 2017.

No compensation costs were recorded for options during the six month periods ended June 30, 2018 and 2017. There are no unrecorded compensation costs related to options at June 30, 2018. No stock options vested during the six-month periods ended June 30, 2018 and 2017.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied and Heartland applied these amendments prospectively to an award modified on or after the adoption date. Heartland adopted this ASU on January 1, 2018, as required, and the adoption did not have a material impact to its results of operations, financial position and liquidity because Heartland has not typically modified share-based payment awards after the original award has been granted.

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

NOTE 2: ACQUISITIONS

First Bank Lubbock Bancshares, Inc.
On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc. ("FBLB"), parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Under the terms of the definitive merger agreement, Heartland acquired FBLB in a transaction valued at approximately $189.9 million, of which $5.5 million was cash, and the remainder was settled by delivery of 3,350,664 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided FBLB the funds necessary to repay outstanding debt of $3.9 million, and Heartland assumed $8.2 million of trust preferred securities at fair value. Immediately after the close of the transaction, Heartland paid $13.3 million to the holders of FBLB's stock appreciation rights. The transaction included, at fair value, total assets of $1.12 billion, including $681.1 million of gross loans held to maturity, and deposits of $893.8 million. Upon closing of the transaction, First Bank & Trust became a wholly-owned subsidiary of Heartland and continues to operate under its current name and management team as Heartland's eleventh state-chartered bank. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of FBLB.

The assets and liabilities of FBLB were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of May 18, 2018:

As of May 18, 2018
Fair value of consideration paid:
Common stock (3,350,664 shares)	$184,454
Cash	5,451
Total consideration paid	189,905
Fair value of assets acquired
Cash and cash equivalents	212,105
Securities:
Carried at fair value	1,788
Other securities	3,268
Loans held for sale	31,050
Loans held to maturity	681,080
Premises, furniture and equipment, net	23,271
Other real estate, net	379
Mortgage servicing rights	6,995
Core deposit intangibles and customer relationships, net	13,908
Cash surrender value on life insurance	14,997
Other assets	7,185
Total assets	996,026
Fair value of liabilities assumed
Deposits	893,827
Other borrowings	12,077
Other liabilities	21,580
Total liabilities assumed	927,484
Fair value of net assets acquired	68,542
Goodwill resulting from acquisition	$121,363
Heartland recognized $121.4 million of goodwill in conjunction with the acquisition of FBLB, which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information represents the results of operations for the six-month periods ended June 30, 2018, and 2017, as if the FBLB acquisition occurred on January 1, 2018, and January 1, 2017, respectively:

(Dollars in thousands, except per share data), unaudited	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net interest income	$207,168	$163,837
Net income available to common stockholders	$35,378	$48,817
Basic earnings per share	$1.04	$1.63
Diluted earnings per share	$1.03	$1.62

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2018, and January 1, 2017, respectively, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition or adjustments for $6.0 million of transaction costs or $13.3 million of stock appreciation rights expense recorded by FBLB in 2018 prior to the acquisition. The pro forma results also do not include adjustment for income taxes. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $1.1 million of pre-tax merger related expenses in the six months ended June 30, 2018, associated with the FBLB acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of professional fees and other noninterest expenses.

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from the acquisition. The balance of nonaccrual loans on the acquisition date was $7.6 million.

Signature Bancshares, Inc.
On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc. in a transaction valued at approximately $61.4 million, of which $7.8 million was cash, and the remainder was settled by delivery of 1,000,843 shares of Heartland common stock. Simultaneous with the close, Signature Bank merged into Heartland's wholly-owned Minnesota Bank & Trust subsidiary, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction included, at fair value, total assets of $427.1 million, including $324.5 million of gross loans held to maturity, and deposits of $357.3 million. On the closing date, Heartland provided Signature Bancshares, Inc. the funds necessary to repay outstanding subordinated debt of $5.9 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Signature Bancshares, Inc.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable that are carried at fair value as of June 30, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
U.S. government corporations and agencies	$20,273	$1	$(86)	$20,188
Mortgage and asset-backed securities	1,834,569	1,916	(52,754)	1,783,731
Obligations of states and political subdivisions	386,272	781	(10,789)	376,264
Total debt securities	2,241,114	2,698	(63,629)	2,180,183
Equity securities with a readily determinable fair value	16,934	—	—	16,934
Total	$2,258,048	$2,698	$(63,629)	$2,197,117
December 31, 2017
U.S. government corporations and agencies	$5,358	$8	$(38)	$5,328
Mortgage and asset-backed securities	1,785,467	5,856	(37,587)	1,753,736
Obligations of states and political subdivisions	441,060	4,669	(4,714)	441,015
Total debt securities	2,231,885	10,533	(42,339)	2,200,079
Equity securities	16,296	378	—	16,674
Total	$2,248,181	$10,911	$(42,339)	$2,216,753
Investment securities as shown in this report reflect categories as required by Heartland’s adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", on January 1, 2018. That new guidance refined the definition of equity securities and required their segregation from available for sale debt securities.
While changes in the fair value of available for sale debt securities continue to be recorded in the equity category of accumulated other comprehensive income, the new guidance requires changes in the fair value of equity securities to be recorded in current earnings. As required by the new guidance, the unrealized gain in fair value on equity securities (recorded in accumulated other comprehensive income at December 31, 2017) was reclassified to retained earnings on January 1, 2018. The amount of the reclassification was $280,000, net of tax.
Equity securities include money market accounts that totaled $16.9 million at cost and $16.9 million at fair value at June 30, 2018. The portion of unrealized net gains on equity securities recognized in current earnings during the first six months of 2018, which related to securities still held at June 30, 2018, totaled $43,000.
The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Obligations of states and political subdivisions	$244,271	$9,669	$(787)	$253,153
Total	$244,271	$9,669	$(787)	$253,153
December 31, 2017
Obligations of states and political subdivisions	$253,550	$12,460	$(516)	$265,494
Total	$253,550	$12,460	$(516)	$265,494

At June 30, 2018, approximately 66% of Heartland's mortgage and asset-backed securities were issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities carried at fair value at June 30, 2018, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$18,467	$18,422
Due in 1 to 5 years	56,798	56,473
Due in 5 to 10 years	123,063	118,857
Due after 10 years	208,217	202,700
Total debt securities	406,545	396,452
Mortgage and asset-backed securities	1,834,569	1,783,731
Total investment securities	$2,241,114	$2,180,183

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2018, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,359	$1,383
Due in 1 to 5 years	27,074	27,651
Due in 5 to 10 years	104,305	106,680
Due after 10 years	111,533	117,439
Total investment securities	$244,271	$253,153

As of June 30, 2018, and December 31, 2017, securities with a fair value of $572.5 million and $670.3 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three- and six-month periods ended June 30, 2018 and 2017, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$243,489	$402,371	$635,735	$624,008
Gross security gains	457	2,667	3,470	6,497
Gross security losses	716	1,275	2,288	2,614

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2018, and December 31, 2017. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2017, and December 31, 2016, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. government corporations and agencies	$19,687	$(86)	$—	$—	$19,687	$(86)
Mortgage and asset-backed securities	1,142,205	(20,824)	430,160	(31,930)	1,572,365	(52,754)
Obligations of states and political subdivisions	198,005	(3,696)	131,780	(7,093)	329,785	(10,789)
Total temporarily impaired securities	$1,359,897	$(24,606)	$561,940	$(39,023)	$1,921,837	$(63,629)
December 31, 2017
U.S. government corporations and agencies	$4,819	$(38)	$—	$—	$4,819	$(38)
Mortgage and asset-backed securities	851,070	(11,533)	399,978	(26,054)	1,251,048	(37,587)
Obligations of states and political subdivisions	93,040	(667)	159,180	(4,047)	252,220	(4,714)
Total temporarily impaired securities	$948,929	$(12,238)	$559,158	$(30,101)	$1,508,087	$(42,339)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of states and political subdivisions	$26,942	$(261)	$7,889	$(526)	$34,831	$(787)
Total temporarily impaired securities	$26,942	$(261)	$7,889	$(526)	$34,831	$(787)
December 31, 2017
Obligations of states and political subdivisions	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)
Total temporarily impaired securities	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the six-month periods ended June 30, 2018, and June 30, 2017, respectively.

Other investments, at cost, include equity securities without a readily determinable fair value. Equity securities without a readily determinable fair value totaled $22.4 million and $18.6 million at June 30, 2018, and December 31, 2017, respectively. At June 30, 2018, and December 31, 2017, other investments at cost included shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $15.5 million and $14.0 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2018, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of June 30, 2018, and December 31, 2017, were as follows, in thousands:

	June 30, 2018	December 31, 2017
Loans receivable held to maturity:
Commercial	$2,034,240	$1,646,606
Commercial real estate	3,686,898	3,163,269
Agricultural and agricultural real estate	562,353	511,588
Residential real estate	683,051	624,279
Consumer	512,899	447,484
Gross loans receivable held to maturity	7,479,441	6,393,226
Unearned discount	(1,420)	(556)
Deferred loan fees	(324)	(1,206)
Total net loans receivable held to maturity	7,477,697	6,391,464
Allowance for loan losses	(61,324)	(55,686)
Loans receivable, net	$7,416,373	$6,335,778

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

Diversification in the loan portfolio is also a means of managing risk associated with fluctuations in economic conditions. Heartland originates commercial and commercial real estate loans for a wide variety of business purposes, including lines of credit for capital and operating purposes and term loans for real estate and equipment purchases. Agricultural loans provide financing for capital improvements and farm operations, as well as livestock and machinery purchases. Residential mortgage loans are originated for the construction, purchase or refinancing of single family residential properties. Consumer loans include loans for motor vehicles, home improvement, home equity and personal lines of credit. Heartland's consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co., typically lend to borrowers with past credit problems or limited credit histories, which comprises approximately 14% of Heartland's total consumer loan portfolio.

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

The following table shows the balance in the allowance for loan losses at June 30, 2018, and December 31, 2017, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during 2018.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2018
Commercial	$2,821	$17,888	$20,709	$14,072	$2,020,168	$2,034,240
Commercial real estate	212	23,515	23,727	13,164	3,673,734	3,686,898
Agricultural and agricultural real estate	1,648	4,061	5,709	20,887	541,466	562,353
Residential real estate	310	1,547	1,857	25,481	657,570	683,051
Consumer	1,445	7,877	9,322	8,857	504,042	512,899
Total	$6,436	$54,888	$61,324	$82,461	$7,396,980	$7,479,441
December 31, 2017
Commercial	$1,613	$16,485	$18,098	$7,415	$1,639,191	$1,646,606
Commercial real estate	766	21,184	21,950	23,705	3,139,564	3,163,269
Agricultural and agricultural real estate	546	3,712	4,258	13,304	498,284	511,588
Residential real estate	430	1,794	2,224	27,141	597,138	624,279
Consumer	1,400	7,756	9,156	6,903	440,581	447,484
Total	$4,755	$50,931	$55,686	$78,468	$6,314,758	$6,393,226

The following table presents nonaccrual loans, accruing loans past due 90 days or more and performing troubled debt restructured loans at June 30, 2018, and December 31, 2017, in thousands:

	June 30, 2018	December 31, 2017
Nonaccrual loans	$64,980	$58,272
Nonaccrual troubled debt restructured loans	4,396	4,309
Total nonaccrual loans	$69,376	$62,581
Accruing loans past due 90 days or more	$54	$830
Performing troubled debt restructured loans	$4,012	$6,617

The following tables provide information on troubled debt restructured loans that were modified during the three- and six-month periods ended June 30, 2018, and June 30, 2017, dollars in thousands:

	Three Months Ended June 30,
	2018			2017
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	3	$131	$131
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	3	131	131
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	6	1,292	1,125	11	1,455	1,455
Consumer	—	—	—	—	—	—
Total	6	$1,292	$1,125	14	$1,586	$1,586

	Six Months Ended June 30,
	2018			2017
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	3	$131	$131
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	3	131	131
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	11	2,169	1,877	14	1,803	1,803
Consumer	—	—	—	—	—	—
Total	11	$2,169	$1,877	17	$1,934	$1,934

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The change related to the pre-modification investment and post-modification investment amounts on Heartland's residential real estate trouble debt restructured loans for the six months ended June 30, 2018, is due to $356,000 of principal deferment collected from government guarantees and $64,000 of capitalized interest and escrow. At June 30, 2018, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and six- month periods ended June 30, 2018, and June 30, 2017, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the
	Three Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	3	667	2	150
Consumer	—	—	—	—
Total	3	$667	2	$150

	With Payment Defaults During the
	Six Months Ended June 30,
	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	6	1,184	2	150
Consumer	—	—	—	—
Total	6	$1,184	2	$150

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of June 30, 2018. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at June 30, 2018, and December 31, 2017, in thousands:

	Pass	Nonpass	Total
June 30, 2018
Commercial	$1,910,993	$123,247	$2,034,240
Commercial real estate	3,525,070	161,828	3,686,898
Total commercial and commercial real estate	5,436,063	285,075	5,721,138
Agricultural and agricultural real estate	473,508	88,845	562,353
Residential real estate	648,045	35,006	683,051
Consumer	496,098	16,801	512,899
Total gross loans receivable held to maturity	$7,053,714	$425,727	$7,479,441
December 31, 2017
Commercial	$1,552,783	$93,823	$1,646,606
Commercial real estate	2,985,501	177,768	3,163,269
Total commercial and commercial real estate	4,538,284	271,591	4,809,875
Agricultural and agricultural real estate	451,539	60,049	511,588
Residential real estate	586,623	37,656	624,279
Consumer	432,936	14,548	447,484
Total gross loans receivable held to maturity	$6,009,382	$383,844	$6,393,226
The nonpass category in the table above is comprised of approximately 54% special mention loans and 46% substandard loans as of June 30, 2018. The percent of nonpass loans on nonaccrual status as of June 30, 2018, was 16%. As of December 31, 2017, the nonpass category in the table above was comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2017, was 16%. Loans delinquent 30 to 89 days as a percent of total loans were 0.30% at June 30, 2018, compared to 0.27% at December 31, 2017. Changes in credit risk are monitored on a regular basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of June 30, 2018, Heartland had $2.6 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at June 30, 2018, and December 31, 2017, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2018
Commercial	$7,863	$1,569	$—	$9,432	$2,009,179	$15,629	$2,034,240
Commercial real estate	2,836	873	—	3,709	3,672,429	10,760	3,686,898
Total commercial and commercial real estate	10,699	2,442	—	13,141	5,681,608	26,389	5,721,138
Agricultural and agricultural real estate	2,970	—	—	2,970	538,447	20,936	562,353
Residential real estate	1,606	202	54	1,862	665,010	16,179	683,051
Consumer	3,644	891	—	4,535	502,492	5,872	512,899
Total gross loans receivable held to maturity	$18,919	$3,535	$54	$22,508	$7,387,557	$69,376	$7,479,441
December 31, 2017
Commercial	$1,246	$259	$100	$1,605	$1,637,773	$7,228	$1,646,606
Commercial real estate	4,769	2,326	—	7,095	3,139,576	16,598	3,163,269
Total commercial and commercial real estate	6,015	2,585	100	8,700	4,777,349	23,826	4,809,875
Agricultural and agricultural real estate	604	134	—	738	497,546	13,304	511,588
Residential real estate	2,022	270	—	2,292	601,120	20,867	624,279
Consumer	4,734	943	730	6,407	436,493	4,584	447,484
Total gross loans receivable held to maturity	$13,375	$3,932	$830	$18,137	$6,312,508	$62,581	$6,393,226

The majority of Heartland's impaired loans are on nonaccrual or have had their terms restructured in a troubled debt restructuring. The following tables present, by category of loan, impaired loans, the unpaid contractual loan balances at June 30, 2018, and December 31, 2017; the outstanding loan balances recorded on the consolidated balance sheets at June 30, 2018, and December 31, 2017; any related allowance recorded for those loans as of June 30, 2018, and December 31, 2017; the average outstanding loan balances recorded on the consolidated balance sheets during the three- and six-months ended June 30, 2018, and year ended December 31, 2017; and the interest income recognized on the impaired loans during the three- and six-month periods ended June 30, 2018, and year ended December 31, 2017, in thousands:

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
June 30, 2018
Impaired loans with a related allowance:
Commercial	$4,306	$4,306	$2,821	$3,116	$36	$2,795	$36
Commercial real estate	965	965	212	6,530	8	8,008	16
Total commercial and commercial real estate	5,271	5,271	3,033	9,646	44	10,803	52
Agricultural and agricultural real estate	4,667	4,667	1,648	2,566	—	2,058	—
Residential real estate	1,120	1,120	310	1,223	3	1,415	6
Consumer	3,342	3,342	1,445	2,989	11	3,031	20
Total impaired loans with a related allowance	$14,400	$14,400	$6,436	$16,424	$58	$17,307	$78
Impaired loans without a related allowance:
Commercial	$10,885	$9,766	$—	$9,364	$46	$7,384	$95
Commercial real estate	12,804	12,199	—	12,794	24	13,336	121
Total commercial and commercial real estate	23,689	21,965	—	22,158	70	20,720	216
Agricultural and agricultural real estate	18,248	16,220	—	15,428	2	14,173	3
Residential real estate	24,361	24,361	—	24,907	90	25,781	199
Consumer	5,590	5,515	—	5,122	34	4,634	56
Total impaired loans without a related allowance	$71,888	$68,061	$—	$67,615	$196	$65,308	$474
Total impaired loans held to maturity:
Commercial	$15,191	$14,072	$2,821	$12,480	$82	$10,179	$131
Commercial real estate	13,769	13,164	212	19,324	32	21,344	137
Total commercial and commercial real estate	28,960	27,236	3,033	31,804	114	31,523	268
Agricultural and agricultural real estate	22,915	20,887	1,648	17,994	2	16,231	3
Residential real estate	25,481	25,481	310	26,130	93	27,196	205
Consumer	8,932	8,857	1,445	8,111	45	7,665	76
Total impaired loans held to maturity	$86,288	$82,461	$6,436	$84,039	$254	$82,615	$552

	Unpaid Contractual Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2017
Impaired loans with a related allowance:
Commercial	$2,292	$2,292	$1,613	$3,607	$39
Commercial real estate	11,925	10,068	766	11,479	34
Total commercial and commercial real estate	14,217	12,360	2,379	15,086	73
Agricultural and agricultural real estate	1,539	1,539	546	3,437	—
Residential real estate	1,568	1,568	430	2,056	15
Consumer	2,634	2,634	1,400	2,370	41
Total impaired loans with a related allowance	$19,958	$18,101	$4,755	$22,949	$129
Impaired loans without a related allowance:
Commercial	$6,243	$5,123	$—	$2,586	$165
Commercial real estate	14,243	13,637	—	20,148	514
Total commercial and commercial real estate	20,486	18,760	—	22,734	679
Agricultural and agricultural real estate	13,793	11,765	—	9,654	—
Residential real estate	25,573	25,573	—	26,024	277
Consumer	4,269	4,269	—	3,884	73
Total impaired loans without a related allowance	$64,121	$60,367	$—	$62,296	$1,029
Total impaired loans held to maturity:
Commercial	$8,535	$7,415	$1,613	$6,193	$204
Commercial real estate	26,168	23,705	766	31,627	548
Total commercial and commercial real estate	34,703	31,120	2,379	37,820	752
Agricultural and agricultural real estate	15,332	13,304	546	13,091	—
Residential real estate	27,141	27,141	430	28,080	292
Consumer	6,903	6,903	1,400	6,254	114
Total impaired loans held to maturity	$84,079	$78,468	$4,755	$85,245	$1,158

On May 18, 2018, Heartland completed the acquisition of First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, headquartered in Lubbock, Texas. As of May 18, 2018, First Bank Lubbock Bancshares, Inc. had gross loans of $696.9 million, and the estimated fair value of the loans acquired was $681.1 million.

On February 23, 2018, Heartland acquired Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. As of February 23, 2018, Signature Bancshares, Inc. had gross loans of $335.1 million and the estimated fair value of the loans acquired was $324.5 million. Included in loans acquired from Signature Bank was a lease portfolio with a fair value of $16.0 million on the acquisition date. The lease portfolio is included with the commercial loan category for disclosure purposes.

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

At June 30, 2018, and December 31, 2017, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired loans as summarized in the following table, in thousands:

	June 30, 2018			December 31, 2017
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$10,150	$391,687	$401,837	$952	$187,375	$188,327
Commercial real estate	1,376	1,349,784	1,351,160	2,572	1,052,469	1,055,041
Agricultural and agricultural real estate	—	31,010	31,010	—	1,242	1,242
Residential real estate	210	220,454	220,664	214	173,909	174,123
Consumer loans	—	104,488	104,488	—	51,292	51,292
Total loans	$11,736	$2,097,423	$2,109,159	$3,738	$1,466,287	$1,470,025

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and six-month periods ended June 30, 2018, and June 30, 2017, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$136	$57	$182
Original yield discount, net, at date of acquisition	564	—	508	—
Accretion	(651)	(201)	(850)	(374)
Reclassification from nonaccretable difference(1)	550	166	748	293
Balance at period end	$463	$101	$463	$101

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $36.9 million, and the estimated fair value of these loans was $21.8 million. At June 30, 2018, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At June 30, 2018, there was $672,000 of allowance recorded and $139,000 of allowance recorded at December 31, 2017, related to these ASC 310-30 loans. Provision expense of $672,000 and $1,000 was recorded for the six-month periods ended June 30, 2018, and 2017, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $3.67 billion, and the estimated fair value of the loans was $3.59 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and six-month periods ended June 30, 2018, and June 30, 2017, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2018	$19,395	$23,469	$4,716	$2,141	$8,935	$58,656
Charge-offs	(978)	(437)	(212)	(195)	(1,342)	(3,164)
Recoveries	300	323	—	1	377	1,001
Provision	1,992	372	1,205	(90)	1,352	4,831
Balance at June 30, 2018	$20,709	$23,727	$5,709	$1,857	$9,322	$61,324

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(1,772)	(562)	(212)	(211)	(2,631)	(5,388)
Recoveries	404	771	14	76	667	1,932
Provision	3,979	1,568	1,649	(232)	2,130	9,094
Balance at June 30, 2018	$20,709	$23,727	$5,709	$1,857	$9,322	$61,324

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2017	$16,180	$23,797	$3,983	$2,183	$8,856	$54,999
Charge-offs	(1,126)	(1)	(17)	(134)	(1,488)	(2,766)
Recoveries	54	602	2	5	266	929
Provision	2,060	(2,537)	(136)	209	1,293	889
Balance at June 30, 2017	$17,168	$21,861	$3,832	$2,263	$8,927	$54,051

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(1,356)	(609)	(888)	(399)	(3,232)	(6,484)
Recoveries	288	814	3	7	569	1,681
Provision	3,471	(2,663)	507	392	2,823	4,530
Balance at June 30, 2017	$17,168	$21,861	$3,832	$2,263	$8,927	$54,051

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $391.7 million at June 30, 2018, and $236.6 million at December 31, 2017. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $121.4 million of goodwill and $13.9 million of core deposit intangibles in connection with the acquisition of First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust Company, headquartered in Lubbock, Texas on May 18, 2018.

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

The core deposit intangibles recorded with the First Bank Lubbock Bancshares, Inc., Signature Bancshares, Inc., Citywide Banks of Colorado, Inc., and Founders Bancorp acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the First Bank Lubbock Bancshares, Inc., Signature Bancshares, Inc., Citywide Banks of Colorado, Inc., and Founders Bancorp acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2018, and December 31, 2017, are presented in the table below, in thousands:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$83,639	$31,203	$52,436	$62,008	$27,086	$34,922
Customer relationship intangibles	1,177	915	262	1,177	896	281
Mortgage servicing rights	42,457	12,502	29,955	42,139	18,891	23,248
Commercial servicing rights	6,740	4,699	2,041	6,719	4,110	2,609
Total	$134,013	$49,319	$84,694	$112,043	$50,983	$61,060

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Six months ending December 31, 2018	$5,199	$19	$3,015	$292	$8,525
Year ending December 31,
2019	9,452	38	6,735	495	16,720
2020	8,230	37	5,773	389	14,429
2021	7,036	35	4,811	341	12,223
2022	5,634	35	3,849	278	9,796
2023	4,934	34	2,886	158	8,012
Thereafter	11,951	64	2,886	88	14,989
Total	$52,436	$262	$29,955	$2,041	$84,694

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2018. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $4.16 billion and $3.56 billion as of June 30, 2018, and December 31, 2017, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $34.4 million and $17.3 million as of June 30, 2018, and December 31, 2017, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $47.4 million at June 30, 2018, and $37.1 million at December 31, 2017.

Heartland acquired the right to service mortgage loans totaling $640.7 million and a fair value of $7.0 million with the First Bank Lubbock Bancshares, Inc. transaction that closed on May 18, 2018. Heartland's mortgage servicing rights portfolio is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Prior to the third quarter of 2017, Heartland also serviced loans for the Government National Mortgage Association ("GNMA"). The servicing rights portfolio is separated into 15- and 30-year tranches, and the servicing rights portfolio is an asset of two of Heartland's subsidiaries.

During the third quarter of 2017, Heartland entered into an agreement to sell substantially all of its GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The transaction qualified as a sale, and $6.9 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of December 31, 2017.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate was 8.08% and 9.73% for the June 30, 2018, and December 31, 2017, valuations, respectively. The discount rate was 9.04% and 9.06% for the June 30, 2018, and December 31, 2017, valuations, respectively. The average capitalization rate for the first six months of 2018 ranged from 89 to 125 basis points compared to the range of 94 to 150 basis points for 2017. Fees collected for the servicing of mortgage loans for others were $2.4 million and $3.2 million for the quarters ended June 30, 2018, and June 30, 2017, respectively, and $4.6 million and $6.4 million for the six months ended June 30, 2018, and June 30, 2017, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2018, and June 30, 2017:

	2018	2017
Balance at January 1,	$23,248	$32,088
Originations	2,673	4,273
Amortization	(2,752)	(4,729)
Valuation allowance on mortgage servicing rights	(209)	—
Acquired mortgage servicing rights	6,995	—
Balance at period end	$29,955	$31,632
Fair value of mortgage servicing rights	$47,357	$43,597
Mortgage servicing rights, net to servicing portfolio	0.72%	0.73%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $116.8 million at June 30, 2018 and $139.9 million at December 31, 2017. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $425,000 and $376,000 for the quarter ended June 30, 2018, and June 30, 2017, respectively, and $845,000 and $791,000 for the six months ended June 30, 2018, and June 30, 2017, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 9.18% to 11.16% as of June 30, 2018, compared to 7.27% to 8.88% as of December 31, 2017. The discount rate range was 12.87% to 16.05% for the June 30, 2018, valuations compared to 13.04% to 15.49% for the December 31, 2017, valuations. The capitalization rate for both 2018 and 2017 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $2.5 million as of June 30, 2018, and $3.2 million as of December 31, 2017.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six months ended June 30, 2018, and June 30, 2017:

	2018	2017
Balance at January 1,	$2,609	$3,690
Originations	21	133
Amortization	(580)	(743)
Valuation allowance on commercial servicing rights	(9)	24
Balance at period end	$2,041	$3,104
Fair value of commercial servicing rights	$2,502	$3,678
Commercial servicing rights, net to servicing portfolio	1.75%	2.08%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. During the second quarter of 2018, a $209,000 valuation allowance was required on the mortgage servicing rights acquired through the acquisition of the First Bank Lubbock Bancshares, Inc. transaction that closed on May 18, 2018. At June 30, 2018, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $21,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2017, no valuation allowance was required on commercial servicing rights with a term less than 20 years and a $12,000 valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2018, and December 31, 2017:

June 30, 2018	Book Value - 15 Year Tranche	Fair Value - 15 Year Tranche	Impairment - 15 Year Tranche	Book Value - 30 Year Tranche	Fair Value - 30 Year Tranche	Impairment - 30 Year Tranche
Dubuque Bank and Trust Company	$2,573	$4,959	$—	$19,450	$35,544	$—
First Bank & Trust	1,777	1,747	30	5,286	5,107	179
Total	$4,350	$6,706	$30	$24,736	$40,651	$179
December 31, 2017
Dubuque Bank and Trust Company	$2,858	$4,988	$—	$20,377	$32,093	$—
Total	$2,858	$4,988	$—	$20,377	$32,093	$—

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2018, and December 31, 2017:

June 30, 2018	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
Citywide Banks	$3	$8	$—	$31	$34	$—
Premier Valley Bank	61	91	—	238	217	21
Wisconsin Bank & Trust	303	455	—	1,426	1,697	—
Total	$367	$554	$—	$1,695	$1,948	$21
December 31, 2017
Citywide Banks	$8	$11	$—	$34	$37	$—
Premier Valley Bank	83	110	—	303	291	12
Wisconsin Bank & Trust	446	619	—	1,747	2,153	—
Total	$537	$740	$—	$2,084	$2,481	$12

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge no cash as collateral at June 30, 2018, and $1.2 million at December 31, 2017. At June 30, 2018, $1.5 million of collateral was required to be pledged by Heartland's counterparties, compared to no collateral at December 31, 2017.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2018, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $227,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $122,000.

Heartland entered into six forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, VI, and VII, which total $85.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these six swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $105.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

On May 18, 2018, Heartland acquired cash flow hedges related to OCGI Statutory Trust III and OCGI Capital Trust IV with notional amounts of $3.0 million and $6.0 million, respectively, in the First Bank Lubbock Bancshares, Inc. transaction. The cash flow hedges effectively convert OCGI Statutory Trust III and OGCI Capital Trust IV from variable rate subordinated debentures to fixed rate debt. These swaps are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $9.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2018
Interest rate swap	$25,000	$361	Other assets	2.335%	2.255%	03/17/2021
Interest rate swap	20,000	(252)	Other liabilities	2.331	3.355	01/07/2020
Interest rate swap	10,000	61	Other assets	2.339	1.674	03/26/2019
Interest rate swap	10,000	61	Other assets	2.335	1.658	03/18/2019
Interest rate swap	31,667	1,082	Other assets	4.546	3.674	05/10/2021
Interest rate swap	20,000	502	Other assets	2.341	2.390	06/15/2024
Interest rate swap	20,000	523	Other assets	2.300	2.352	03/01/2024
Interest rate swap	6,000	164	Other assets	2.341	1.866	06/15/2021
Interest rate swap	3,000	86	Other assets	2.348	1.878	06/30/2021
December 31, 2017
Interest rate swap	$25,000	$(106)	Other liabilities	1.600%	2.255%	03/17/2021
Interest rate swap	20,000	(621)	Other liabilities	1.350	3.355	01/07/2020
Interest rate swap	10,000	30	Other assets	1.329	1.674	03/26/2019
Interest rate swap	10,000	29	Other assets	1.600	1.658	03/18/2019
Interest rate swap	33,667	759	Other assets	3.932	3.674	05/10/2021
Interest rate swap	20,000	(177)	Other liabilities	1.588	2.390	06/15/2024
Interest rate swap	20,000	(149)	Other Liabilities	1.481	2.352	03/01/2024

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and six-month periods ended June 30, 2018, and June 30, 2017, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2018
Interest rate swaps	$927	Interest expense	$(30)	Other income	$—
Six Months Ended June 30, 2018
Interest rate swaps	$2,823	Interest expense	$(227)	Other income	$—
Three Months Ended June 30, 2017
Interest rate swaps	$(509)	Interest expense	$(300)	Other income	$—
Six Months Ended June 30, 2017
Interest rate swaps	$24	Interest expense	$(697)	Other income	$—

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

Heartland was required to pledge $3.2 million and $3.9 million of cash as collateral for these fair value hedges at June 30, 2018, and December 31, 2017, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at June 30, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2018
Fair value hedges	$35,270	$245	Other assets
December 31, 2017
Fair value hedges	$35,635	$(999)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and six- month periods ended June 30, 2018, and June 30, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2018
Fair value hedges	$350	Interest income
Six Months Ended June 30, 2018
Fair value hedges	$1,244	Interest income
Three Months Ended June 30, 2017
Fair value hedges	$(42)	Interest income
Six Months Ended June 30, 2017
Fair value hedges	$152	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at June 30, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2018
Embedded derivatives	$13,778	$323	Other assets
December 31, 2017
Embedded derivatives	$14,045	$738	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and six-month periods ended June 30, 2018, and June 30, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2018
Embedded derivatives	$138	Other noninterest income
Six Months Ended June 30, 2018
Embedded derivatives	$415	Other noninterest income
Three Months Ended June 30, 2017
Embedded derivatives	$(2)	Other noninterest income
Six Months Ended June 30, 2017
Embedded derivatives	$115	Other noninterest income

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

At June 30, 2018, and December 31, 2017, the remaining shares to be issued upon conversion totaled zero. During 2017, all of the remaining convertible subordinated debt was converted to common stock, resulting in the issuance of 20,481 shares of common stock. The notional amount of the embedded conversion option was $0 at both June 30, 2018, and December 31, 2017.

For the three- and six-month periods ended June 30, 2018, no other noninterest income was recorded for the embedded conversion option. For the three- and six-month periods ended June 30, 2017, $40,000 and $137,000, respectively, was recorded in other noninterest income for the embedded conversion option.

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $475,000 and $1.6 million as of June 30, 2018, and December 31, 2017, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $2.3 million at June 30, 2018, and $190,000 at December 31, 2017. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the six months ended June 30, 2018 and June 30, 2017, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at June 30, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2018
Customer interest rate swaps	$172,421	$4,640	Other assets	4.88%	3.98%
Customer interest rate swaps	172,421	(4,640)	Other liabilities	3.98	4.88
December 31, 2017
Customer interest rate swaps	$126,766	$2,377	Other assets	4.70%	4.03%
Customer interest rate swaps	126,766	(2,377)	Other liabilities	4.03	4.70

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $35,000 at June 30, 2018, and $20,000 at December 31, 2017. Heartland's counterparties were required to pledge $29,000 at both June 30, 2018, and December 31, 2017, respectively, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at June 30, 2018, and December 31, 2017, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2018
Interest rate lock commitments (mortgage)	Other assets	$99,410	$3,395
Forward commitments	Other assets	47,025	153
Forward commitments	Other liabilities	148,919	(597)
Undesignated interest rate swaps	Other liabilities	13,778	(323)
December 31, 2017
Interest rate lock commitments (mortgage)	Other assets	$53,588	$1,738
Forward commitments	Other assets	37,286	80
Forward commitments	Other liabilities	118,632	(232)
Undesignated interest rate swaps	Other liabilities	14,045	(738)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and six-month periods ended June 30, 2018, and June 30, 2017, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,604
Forward commitments	Net gains on sale of loans held for sale	(407)
Undesignated interest rate swaps	Other noninterest income	138
Six Months Ended June 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,621
Forward commitments	Net gains on sale of loans held for sale	(292)
Undesignated interest rate swaps	Other noninterest income	415
Three Months Ended June 30, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(404)
Forward commitments	Net gains on sale of loans held for sale	364
Undesignated interest rate swaps	Other noninterest income	(20)
Six Months Ended June 30, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$658
Forward commitments	Net gains on sale of loans held for sale	(2,375)
Undesignated interest rate swaps	Other noninterest income	137

NOTE 8: FAIR VALUE

Heartland utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities carried at fair value, which include available for sale, trading securities and equity securities with a readily determinable fair value, and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, Heartland may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights, commercial servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018, and December 31, 2017, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$20,188	$18,488	$1,700	$—
Mortgage and asset-backed securities	1,783,731	—	1,783,731	—
Obligations of states and political subdivisions	376,264	—	376,264	—
Equity securities with a readily determinable fair value	16,934	—	16,934	—
Derivative financial instruments(1)	8,048	—	8,048	—
Interest rate lock commitments	3,395	—	—	3,395
Forward commitments	153	—	153	—
Total assets at fair value	$2,208,713	$18,488	$2,186,830	$3,395
Liabilities
Derivative financial instruments(2)	$5,215	$—	$5,215	$—
Forward commitments	597	—	597	—
Total liabilities at fair value	$5,812	$—	$5,812	$—
December 31, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$5,328	$3,484	$1,844	$—
Mortgage and asset-backed securities	1,753,736	—	1,753,736	—
Obligations of states and political subdivisions	441,015	—	441,015	—
Equity securities	16,674	—	16,674	—
Derivative financial instruments(1)	3,933	—	3,933	—
Interest rate lock commitments	1,738	—	—	1,738
Forward commitments	80	—	80	—
Total assets at fair value	$2,222,504	$3,484	$2,217,282	$1,738
Liabilities
Derivative financial instruments(2)	$5,167	$—	$5,167	$—
Forward commitments	232	—	232	—
Total liabilities at fair value	$5,399	$—	$5,399	$—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$3,988	$—	$—	$3,988	$—
Commercial real estate	487	—	—	487	—
Agricultural and agricultural real estate	10,186	—	—	10,186	—
Residential real estate	810	—	—	810	76
Consumer	1,897	—	—	1,897	—
Total collateral dependent impaired loans	$17,368	$—	$—	$17,368	$76
Loans held for sale	$55,684	$—	$55,684	$—	$113
Other real estate owned	$11,074	$—	$—	$11,074	$991
Premises, furniture and equipment held for sale	$3,978	$—	$—	$3,978	$35
Mortgage servicing rights	$6,854	$—	$—	$6,854	$209
Commercial servicing rights	$217	$—	$—	$217	$9

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$3,212	$—	$—		$3,212	$1,119
Commercial real estate	9,480	—	—		9,480	322
Agricultural and agricultural real estate	8,406	—	—		8,406	2,028
Residential real estate	1,137	—	—		1,137	—
Consumer	1,234	—	—		1,234	—
Total collateral dependent impaired loans	$23,469	$—	$—	—	$23,469	$3,469
Loans held for sale	$44,560	$—	$44,560		$—	$190
Other real estate owned	$10,777	$—	$—		$10,777	$737
Premises, furniture and equipment held for sale	$1,977	$—	$—		$1,977	$192
Commercial servicing rights	$291	$—	$—		$291	$(21)

The following tables present additional quantitative information about assets measured at fair value and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$3,395	Discounted cash flows	Closing ratio	0-99%	(1)
Other real estate owned	11,074	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Mortgage servicing rights	6,854	Discounted cash flows	Third party valuation		(3)
Commercial servicing rights	217	Discounted cash flows	Third party valuation		(3)
Premises, furniture and equipment held for sale	3,978	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Collateral dependent impaired loans:
Commercial	3,988	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-8%	(4)
Commercial real estate	487	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-8%	(4)
Agricultural and agricultural real estate	10,186	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-15%	(4)
Residential real estate	810	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-24%	(4)
Consumer	1,897	Modified appraised value	Third party valuation		(2)
			Valuation discount	0-12%	(4)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio for Heartland's legacy mortgage operations is 85%. The weighted average closing ratio for PrimeWest Mortgage Corporation is 91%.

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

	Fair Value at 12/31/2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,738	Discounted cash flows	Closing ratio	0-99% (89%)	(1)
Other real estate owned	10,777	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Commercial servicing rights	291	Discounted cash flows	Third party valuation		(3)
Premises, furniture and equipment held for sale	1,977	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Other real estate owned	10,777	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Collateral dependent impaired loans:
Commercial	3,212	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-15%	(4)
Commercial real estate	9,480	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-12%	(4)
Agricultural and agricultural real estate	8,406	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-10%	(4)
Residential real estate	1,137	Modified appraised value	Third party appraisal		(2)
			Appraisal discount	0-12%	(4)
Consumer	1,234	Modified appraised value	Third party valuation		(2)
			Valuation discount	0-12%	(4)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Balance at January 1,	$1,738	$2,790
Acquired interest rate lock commitments	1,383	—
Total gains (losses) included in earnings	769	(1,479)
Issuances	1,970	1,875
Settlements	(2,465)	(1,448)
Balance at period end	$3,395	$1,738

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2018, and December 31, 2017, were $3.4 million and $1.7 million, respectively.

The tables below summarize the estimated fair value of Heartland's financial instruments as defined by ASC 825 as of June 30, 2018, and December 31, 2017, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, such as the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$388,006	$388,006	$388,006	$—	$—
Time deposits in other financial institutions	6,803	6,803	6,803	—	—
Securities:
Carried at fair value	2,197,117	2,197,117	18,488	2,178,629	—
Held to maturity	244,271	253,153	—	253,153	—
Other investments	26,725	26,725	—	26,725	—
Loans held for sale	55,684	55,684	—	55,684	—
Loans, net:
Commercial	2,013,108	1,999,313	—	1,995,325	3,988
Commercial real estate	3,662,404	3,632,260	—	3,631,773	487
Agricultural and agricultural real estate	557,479	555,217	—	545,031	10,186
Residential real estate	679,849	669,286	—	668,476	810
Consumer	503,533	501,245	—	499,348	1,897
Total Loans, net	7,416,373	7,357,321	—	7,339,953	17,368
Cash surrender value on life insurance	159,302	159,302	—	159,302	—
Derivative financial instruments(1)	8,048	8,048	—	8,048	—
Interest rate lock commitments	3,395	3,395	—	—	3,395
Forward commitments	153	153	—	153	—
Financial liabilities:
Deposits
Demand deposits	3,399,598	3,399,598	—	3,399,598	—
Savings deposits	4,864,773	4,864,773	—	4,864,773	—
Time deposits	1,224,773	1,224,773	—	1,224,773	—
Short term borrowings	229,890	229,890	—	229,890	—
Other borrowings	258,708	258,708	—	258,708	—
Derivative financial instruments(2)	5,215	5,215	—	5,215	—
Forward commitments	597	597	—	597	—

(1) Includes cash flow hedges, embedded derivatives and back-to-back loan swaps
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded conversion options and free standing derivative instruments

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$196,003	$196,003	$196,003	$—	$—
Time deposits in other financial institutions	9,820	9,820	9,820	—	—
Securities:
Carried at fair value	2,216,753	2,216,753	3,484	2,213,269	—
Held to maturity	253,550	265,494	—	265,494	—
Other investments	22,563	22,563	—	22,563	—
Loans held for sale	44,560	44,560	—	44,560	—
Loans, net:
Commercial	1,628,043	1,617,956	—	1,614,744	3,212
Commercial real estate	3,140,427	3,132,542	—	3,123,062	9,480
Agricultural and agricultural real estate	508,075	508,987	—	500,581	8,406
Residential real estate	620,939	614,667	—	613,530	1,137
Consumer	438,294	440,820	—	439,586	1,234
Total Loans, net	6,335,778	6,314,972	—	6,291,503	23,469
Cash surrender value on life insurance	142,818	142,818	—	142,818	—
Derivative financial instruments(1)	3,933	3,933	—	3,933	—
Interest rate lock commitments	1,738	1,738	—	—	1,738
Forward commitments	80	80	—	80	—
Financial liabilities:
Deposits
Demand deposits	2,983,128	2,983,128	—	2,983,128	—
Savings deposits	4,240,328	4,240,328	—	4,240,328	—
Time deposits	923,453	923,453	—	923,453	—
Short term borrowings	324,691	324,691	—	324,691	—
Other borrowings	285,011	285,609	—	285,609	—
Derivative financial instruments(2)	5,167	5,167	—	5,167	—
Forward commitments	232	232	—	232	—

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

Securities — For equity securities with a readily determinable fair value and debt securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For Level 3 securities, Heartland utilizes independent pricing provided by third party vendors or brokers.

Other Investments — Fair value measurement of other investments, which consists primarily of FHLB stock, are based on their redeemable value, which is at cost due to the restrictions placed on their transferability. The market for these securities is restricted to the issuer of the stock and subject to impairment evaluation.

Loans — Beginning in the first quarter of 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which was effective on January 1, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan fair values as of December 31, 2017, were estimated based on an entrance price methodology, which discounts future cash flows using the current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans as of June 30, 2018, and December 31, 2017, are not comparable.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2018, and 2017, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$2,794	$2,265	$5,412	$4,425
Overdraft fees	2,518	2,278	4,726	4,471
Customer service fees	87	65	164	115
Credit card fee income	2,992	2,185	5,182	4,218
Debit card income	3,680	2,902	6,665	5,922
Other service charges	1	1	2	2
Total service charges and fees	$12,072	$9,696	$22,151	$19,153
Trust fees	4,615	3,979	9,295	7,610
Brokerage and insurance commissions	877	976	1,784	2,012
Total noninterest income in-scope of Topic 606	$17,564	$14,651	$33,230	$28,775

Out-of-scope of Topic 606
Loan servicing income	$1,807	$1,351	$3,561	$3,075
Securities gains/(losses), net	(259)	1,392	1,182	3,874
Unrealized gain on equity securities, net	71	—	43	—
Net gains on sale of loans held for sale	6,800	6,817	10,851	12,964
Valuation adjustment on commercial servicing rights	(216)	19	(218)	24
Income on bank owned life insurance	700	656	1,314	1,273
Other noninterest income	1,167	738	2,387	1,532
Total noninterest income out-of-scope of Topic 606	10,070	10,973	19,120	22,742
Total noninterest income	$27,634	$25,624	$52,350	$51,517

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018, and December 31, 2017, Heartland did not have any significant contract balances.

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

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. As of the date of this Quarterly Report on Form 10-Q, Heartland has eleven banking subsidiaries with 125 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Heartland's primary objectives are to increase profitability and diversify its market area and asset base by expanding through acquisitions and to grow organically by increasing its customer base in the markets it serves.

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

Net income available to common stockholders for the quarter ended June 30, 2018, was $27.9 million, or $0.85 per diluted common share, compared to $21.9 million, or $0.81 per diluted common share, for the quarter ended June 30, 2017. Return on average common equity was 9.81% and return on average assets was 1.05% for the second quarter of 2018, compared to 11.13% and 1.06%, respectively, for the same quarter in 2017.

Net income available to common stockholders for the six months ended June 30, 2018, was $51.1 million or $1.61 per diluted common share, compared to $39.9 million or $1.49 per diluted common share for the six months ended June 30, 2017. Return on average common equity was 9.58% and return on average assets was 1.01% for the first six months of 2018, compared to 10.44% and 0.97% for the same period in 2017.

For the second quarter of 2018, Heartland's net interest margin was 4.23% (4.30% on a fully tax-equivalent basis) compared to 3.94% (4.14% on a fully tax-equivalent basis) for the same quarter in 2017, and the efficiency ratio was 65.04% and 65.61% for the second quarter of 2018 and 2017, respectively. For the six-month period ended June 30, 2018, Heartland's net interest margin was 4.21% (4.28% on a fully tax-equivalent basis) compared to 3.95% (4.15% on a fully tax-equivalent basis) for the same period in 2017. The efficiency ratio for the first six months of 2018 was 66.53% compared to 67.75% for the same period in 2017.

The financial impact of the following transactions are included in the results of operations for the period ended June 30, 2018, but not in the results of operations for the period ended June 30, 2017:

•
On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. Based on Heartland's closing common stock price of $53.55 per share as of February 23, 2018, the aggregate consideration was $61.4 million, with approximately 10% of the consideration paid in cash and 90% paid by delivery of Heartland common stock. Simultaneous with the closing of the transaction, Signature Bank merged into Heartland's Minnesota Bank & Trust subsidiary. As of the close date, Signature Bancshares, Inc. had, at fair value, total assets of $427.1 million, total loans of $324.5 million and total deposits of $357.3 million. The systems conversion for this transaction occurred on April 20, 2018.

•
On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc. ("FBLB"), parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Based on Heartland's closing common stock price of $55.05 per share on May 18, 2018, the aggregate consideration paid to FBLB common shareholders was $189.9 million, with approximately 3% of the consideration paid in cash and 97% paid by delivery of Heartland common stock. As a result of the transaction, First Bank & Trust became a wholly-owned subsidiary of Heartland and its 11th state-chartered bank. First Bank & Trust and PrimeWest Mortgage Corporation continue to operate under their present brands and management teams. As of the closing date, FBLB had, at fair value, total assets of $1.12 billion, total loans held to maturity of $681.1 million and total deposits of $893.8 million. Heartland also assumed, at fair value, $8.2 million of trust preferred debt. The systems conversion for this transaction is expected to occur in the third quarter of 2018.

Additionally, in the first quarter of 2018, Heartland recorded $2.6 million of restructuring expenses related to its legacy retail mortgage lending operation. The restructuring projects, which are nearing completion, are primarily related to outsourcing of the loan application processing, underwriting and loan closing functions and include a workforce reduction of approximately 100 employees and the discontinuation of several current systems. These changes will enhance the customer experience, streamline operations and reduce the volatility and cost of originating mortgage loans. The new operating model will reduce the number of days between the customer application and the loan closing, as well as reduce and fix the cost of processing each loan. Heartland expects to realize cost savings of more than $1.0 million per quarter, primarily related to the workforce reduction, systems discontinuation, and other overhead costs. Because of the significant reduction in infrastructure and the reporting structure of the mortgage sales staff, who currently report directly to the bank president in each market, retail mortgage lending is no longer considered a separate business segment as of January 1, 2018.

Total assets of Heartland were $11.30 billion at June 30, 2018, an increase of $1.49 billion or 15% since year-end 2017. Excluding $427.1 million of assets acquired at fair value in the Signature Bancshares, Inc. transaction and $1.12 billion of assets acquired at fair value in the FBLB transaction, total assets decreased $53.1 million or 1% since December 31, 2017. The decrease in total assets was primarily due to a reduction in the securities portfolio, which represented 22% of total assets at June 30, 2018, and 25% of total assets at December 31, 2017.

Heartland's total assets exceeded $10.0 billion as of June 30, 2018. Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Under the Dodd-Frank Act as originally adopted, most of these rules applied primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Economic Growth, Regulatory Relief and Consumer Protection Act ("Economic Growth Act"), which was signed into law on May 24, 2018, represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act, in part through increases in the dollar threshold at which certain requirements apply. As amended by the Economic Growth Act, the threshold for required stress testing under the Dodd-Frank Act increased from $10 billion in total consolidated assets to $100 billion in total consolidated assets. In addition, the threshold for requiring a dedicated board risk committee under the Dodd-Frank Act increased from $10 billion in total consolidated assets to $50 billion in total consolidated assets. The Economic Growth Act included additional regulatory relief, much of which benefited banks with less than $10 billion in consolidated assets. Other provisions of the Dodd-Frank Act, such as the Durbin amendment, which restricts interchange fees, remain in place. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others require that the agencies jointly amend their rulemakings. The federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the changes regarding stress testing and risk management from the Economic Growth Act.

Management has been in the process of preparing for the requirements under the Dodd-Frank Act over the past several quarters, including additions to staff, enhancing risk management processes and investing to upgrade information systems and technology. However, the potential impacts of the Economic Growth Act are currently under evaluation by management.

Total loans held to maturity were $7.48 billion at June 30, 2018, compared to $6.39 billion at year-end 2017, an increase of $1.09 billion or 17%. This change includes $324.5 million of total loans held to maturity acquired at fair value in the Signature Bancshares, Inc. transaction and $681.1 million of total loans held to maturity acquired at fair value in the FBLB transaction. Exclusive of these transactions, total loans held to maturity increased $80.7 million or 3% annualized since year-end 2017.

Total deposits were $9.49 billion as of June 30, 2018, compared to $8.15 billion at year-end 2017, an increase of $1.34 billion or 16%. This increase includes $357.3 million of deposits, at fair value, acquired in the Signature Bancshares, Inc. transaction and $893.8 million of deposits, at fair value, acquired in the FBLB transaction. Exclusive of these transactions, total deposits increased $91.1 million or 1% since December 31, 2017.

Common stockholders' equity was $1.25 billion at June 30, 2018, compared to $990.5 million at year-end 2017. Book value per common share was $36.44 at June 30, 2018, compared to $33.07 at year-end 2017. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $46.6 million at June 30, 2018, compared to an unrealized loss of $24.3 million, net of applicable taxes, at December 31, 2017. The increase in the unrealized loss on securities available for sale was primarily due to increases in short-term interest rates, which have caused a decline in the fair value of Heartland's available for sale security portfolio.

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
STATEMENT OF INCOME DATA
Interest income	$113,409	$82,061	$214,623	$162,612
Interest expense	12,000	7,481	21,630	15,004
Net interest income	101,409	74,580	192,993	147,608
Provision for loan losses	4,831	889	9,094	4,530
Net interest income after provision for loan losses	96,578	73,691	183,899	143,078
Noninterest income	27,634	25,624	52,350	51,517
Noninterest expenses	88,882	69,298	172,528	141,038
Income taxes	7,451	8,059	12,574	13,589
Net income	27,879	21,958	51,147	39,968
Preferred dividends	(13)	(13)	(26)	(32)
Interest expense on convertible preferred debt	—	4	—	9
Net income available to common stockholders	$27,866	$21,949	$51,121	$39,945

Key Performance Ratios
Annualized return on average assets	1.05%	1.06%	1.01%	0.97%
Annualized return on average common equity (GAAP)	9.81%	11.13%	9.58%	10.44%
Annualized return on average tangible common equity (non-GAAP)(1)	14.56%	14.07%	13.82%	13.18%
Annualized ratio of net charge-offs to average loans	0.12%	0.14%	0.10%	0.18%
Annualized net interest margin (GAAP)	4.23%	3.94%	4.21%	3.95%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	4.30%	4.14%	4.28%	4.15%
Efficiency ratio, fully tax-equivalent(3)	65.04%	65.61%	66.53%	67.75%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)(4)
Net income available to common shareholders (GAAP)	$27,866	$21,949	$51,121	$39,945

Average common stockholders' equity (GAAP)	$1,139,876	$791,039	$1,076,083	$771,464
Less average goodwill	325,781	141,461	288,185	136,976
Less average other intangibles, net	46,363	23,649	41,961	23,438
Average tangible common equity (non-GAAP)	$767,732	$625,929	$745,937	$611,050
Annualized return on average common equity (GAAP)	9.81%	11.13%	9.58%	10.44%
Annualized return on average tangible common equity (non-GAAP)	14.56%	14.07%	13.82%	13.18%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(5)
Net Interest Income (GAAP)	$101,409	$74,580	$192,993	$147,608
Plus tax-equivalent adjustment(6)	1,575	3,796	3,119	7,656
Net interest income - tax-equivalent (non-GAAP)	$102,984	$78,376	$196,112	$155,264

Average earning assets	$9,614,800	$7,586,256	$9,238,391	$7,544,609
Net interest margin (GAAP)	4.23%	3.94%	4.21%	3.95%
Net interest margin, fully tax-equivalent (non-GAAP)	4.30%	4.14%	4.28%	4.15%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(7)
Net Interest Income (GAAP)	$101,409	$74,580	$192,993	$147,608
Plus tax-equivalent adjustment(6)	1,575	3,796	3,119	7,656
Net interest income - tax-equivalent (non-GAAP)	102,984	78,376	196,112	155,264
Noninterest income	27,634	25,624	52,350	51,517
Securities gains, net	259	(1,392)	(1,182)	(3,874)
Unrealized gain on equity securities, net	(71)	—	(43)	—

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted income	$130,806	$102,608	$247,237	$202,907

Total noninterest expenses	$88,882	$69,298	$172,528	$141,038
Less:
Core deposit intangibles and customer relationship intangibles amortization	2,274	1,218	4,137	2,389
Partnership investment in tax credit projects	—	876	—	876
(Gain)/loss on sales/valuations of assets, net	1,528	(112)	1,331	300
Restructuring expenses	—	—	2,564	—
Adjusted noninterest expenses	$85,080	$67,316	$164,496	$137,473

Efficiency ratio, fully tax-equivalent (non-GAAP)	65.04%	65.61%	66.53%	67.75%
(1) Refer to the "Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)" table.
(2) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(3) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio" (non-GAAP)" table.
(4) Annualized return on average tangible common equity is net income available to common stockholders divided by average common stockholders' equity less goodwill and core deposit intangibles and customer relationship intangibles, net. This financial measure is included as it is considered to be a critical metric to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

(6) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
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

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017
BALANCE SHEET DATA
Investments	$2,468,113	$2,300,413	$2,492,866	$2,372,916	$2,070,121
Loans held for sale	55,684	24,376	44,560	35,795	48,848
Total loans receivable(1)	7,477,697	6,746,015	6,391,464	6,373,415	5,325,082
Allowance for loan losses	61,324	58,656	55,686	54,885	54,051
Total assets	11,301,920	10,055,863	9,810,739	9,755,627	8,204,721
Total deposits	9,489,144	8,541,540	8,146,909	8,231,884	6,930,169
Long-term obligations	258,708	276,118	285,011	301,473	281,096
Preferred equity	938	938	938	938	938
Common stockholders’ equity	1,254,809	1,050,567	990,519	980,746	805,032

Common Share Data
Book value per common share (GAAP)	$36.44	$33.81	$33.07	$32.75	$30.15
Tangible book value per common share (non-GAAP)(2)	$23.53	$23.79	$23.99	$23.61	$24.00
Common shares outstanding, net of treasury stock	34,438,445	31,068,239	29,953,356	29,946,069	26,701,226
Tangible common equity ratio (non-GAAP)(3)	7.46%	7.59%	7.53%	7.46%	7.97%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$1,254,809	$1,050,567	$990,518	$980,746	$805,032
Less goodwill	391,668	270,305	236,615	236,615	141,461
Less core deposit intangibles and customer relationship intangibles, net	52,698	41,063	35,203	37,028	22,850
Tangible common stockholders' equity (non-GAAP)	$810,443	$739,199	$718,700	$707,103	$640,721

Common shares outstanding, net of treasury stock	34,438,445	31,068,239	29,953,356	29,946,069	26,701,226
Common stockholders' equity (book value) per share (GAAP)	$36.44	$33.81	$33.07	$32.75	$30.15
Tangible book value per common share (non-GAAP)	$23.53	$23.79	$23.99	$23.61	$24.00

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$11,301,920	$10,055,863	$9,810,739	$9,755,627	$8,204,721
Less goodwill	391,668	270,305	236,615	236,615	141,461
Less core deposit intangibles and customer relationship intangibles, net	52,698	41,063	35,203	37,028	22,850
Total tangible assets (non-GAAP)	$10,857,554	$9,744,495	$9,538,921	$9,481,984	$8,040,410
Tangible common equity ratio (non-GAAP)	7.46%	7.59%	7.53%	7.46%	7.97%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.23% (4.30% on a fully tax-equivalent basis) during the second quarter of 2018, compared to 3.94% (4.14% on a fully tax-equivalent basis) during the second quarter of 2017. Heartland's success in maintaining net interest margin has been the result of an improved earning asset mix and strong demand deposit growth. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. For the second quarter of 2018, Heartland's net interest margin included 17 basis points of purchase accounting discount amortization compared to 12 basis points in the same quarter of 2017. For the six months ended June 30, 2018, purchase accounting discount amortization added 19 basis points to net interest margin compared to 13 basis points for the six months ended June 30, 2017. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Total interest income for the second quarter of 2018 was $113.4 million, an increase of $31.3 million or 38%, compared to $82.1 million recorded in the second quarter of 2017. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.6 million for the second quarter of 2018 and $3.8 million for the second quarter of 2017. With these adjustments, interest income on a tax-equivalent basis was $115.0 million for the second quarter of 2018, an increase of $29.1 million or 34%, compared to $85.9 million for the second quarter of 2017. For the first six months of 2018, interest income increased $52.0 or 32% to $214.6 million compared to $162.6 million for the first six months of 2017. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.1 million and $7.7 million for the first six months of 2018 and 2017, respectively. With these adjustments, interest income on a tax-equivalent basis was $217.7 million during the first six months of 2018 compared to $170.3 million during the first six months of 2017, an increase of $47.5 million or 28%.

Average earning assets increased $2.03 billion or 27% to $9.61 billion for the second quarter of 2018 compared to $7.59 billion for the same quarter in 2017. For the first six months of 2018, average earning assets were $9.24 billion compared to $7.54 billion for the first six months of 2017, which was an increase of $1.69 billion or 22%. The average rate on earning assets increased 26 basis points to 4.80% for the second quarter of 2018 compared to 4.54% for the second quarter of 2017. The average rate on earning assets for the first six months of 2018 was 4.75%, an increase of 20 basis points compared to 4.55% for the same period in 2017. The increase in interest income on a tax-equivalent basis and average earning assets for the quarterly and six-months period ended June 30, 2018, was primarily attributable to the acquisitions completed in 2017 and the first half of 2018 and recent increases in market interest rates.

Interest expense on deposits and borrowings for the second quarter of 2018 was $12.0 million, an increase of $4.5 million or 60% from $7.5 million in the second quarter of 2017. Interest expense for the first six months of 2018 totaled $21.6 million compared to $15.0 million for the first six months of 2017, which was an increase of $6.6 million or 44%. For the quarter ended June 30, 2018, average interest bearing liabilities were $6.21 billion, an increase of $1.06 billion or 21%, from $5.15 billion for the quarter ended June 30, 2017. In addition, the average interest rate paid on Heartland's interest bearing deposits and borrowings increased 20 basis points to 0.78% in the second quarter of 2018 from 0.58% in the second quarter of 2017. Average interest bearing liabilities increased $782.7 million or 15% for the first six months of 2018 compared to the first six months in 2017, while the average interest rate paid on Heartland's interest bearing deposits and borrowings increased 14 basis points to 0.73% in the first six months of 2018 from 0.59% in the first six months of 2017. The average interest rate paid on savings deposits was 0.47% during the second quarter of 2018 compared to 0.26% for the second quarter of 2017, and the average interest rate paid on time deposits was 0.94% for the second quarter of 2018 compared to 0.80% for the second quarter of 2017. For the first six months of 2018, the average interest rate paid on savings deposits was 0.41% compared to 0.24% for the first six months of 2017, and the average interest rate paid on time deposits was 0.91% and 0.80% for the six-month periods ending June 30, 2018, and 2017, respectively. The increase in Heartland's average interest bearing liabilities for both the quarterly and year-to date comparisons is primarily attributable to the acquisitions completed in 2017 and the first half of 2018. The increase in the average interest rate paid on Heartland's interest bearing liabilities is primarily due to recent increases in market interest rates.

Net interest income increased $26.8 million or 36% to $101.4 million in the second quarter of 2018 from $74.6 million in the second quarter of 2017. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $103.0 million during the second quarter of 2018, an increase of $24.6 million or 31% from $78.4 million during the second quarter of 2017. For the first six months of 2018, net interest income increased $45.4 million or 31% to $193.0 million from $147.6 million recorded in the first six months of 2017. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $196.1 million during the first six months of 2018, an increase of $40.8 million or 26% from $155.3 million recorded during the first six months of 2017.

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

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21% for the second quarter and first six months of 2018 and 35% for the second quarter and first six months of 2017. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) (Dollars in thousands)
	For the Quarter Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,890,468	$12,270	2.60%	$1,516,745	$8,599	2.27%
Nontaxable(1)	448,844	4,537	4.05	624,915	7,723	4.96
Total securities	2,339,312	16,807	2.88	2,141,660	16,322	3.06
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	211,414	768	1.46	121,778	345	1.14
Federal funds sold	—	—	—	1,262	3	0.95
Loans:(2)
Commercial and commercial real estate(1)	5,403,447	71,301	5.29	3,824,061	46,912	4.92
Residential mortgage	685,005	7,562	4.43	633,344	6,509	4.12
Agricultural and agricultural real estate(1)	542,249	6,850	5.07	488,222	5,807	4.77
Consumer	492,481	9,192	7.49	431,199	8,289	7.71
Fees on loans		2,504	—		1,670	—
Less: allowance for loan losses	(59,108)	—	—	(55,270)	—	—
Net loans	7,064,074	97,409	5.53	5,321,556	69,187	5.21
Total earning assets	9,614,800	114,984	4.80%	7,586,256	85,857	4.54%
Nonearning Assets	1,028,506			747,045
Total Assets	$10,643,306			$8,333,301
Interest Bearing Liabilities
Savings	$4,748,306	$5,535	0.47%	$3,881,219	$2,505	0.26%
Time, $100,000 and over	482,593	1,066	0.89	350,786	727	0.83
Other time deposits	558,997	1,382	0.99	479,164	931	0.78
Short-term borrowings	152,576	547	1.44	153,565	90	0.24
Other borrowings	262,715	3,470	5.30	281,509	3,228	4.60
Total interest bearing liabilities	6,205,187	12,000	0.78%	5,146,243	7,481	0.58%
Noninterest Bearing Liabilities
Noninterest bearing deposits	3,229,049			2,338,957
Accrued interest and other liabilities	68,256			56,124
Total noninterest bearing liabilities	3,297,305			2,395,081
Stockholders' Equity	1,140,814			791,977
Total Liabilities and Stockholders' Equity	$10,643,306			$8,333,301
Net interest income, fully tax-equivalent (non-GAAP)(1)		$102,984			$78,376
Net interest spread(1)			4.02%			3.96%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.30%			4.14%
Interest bearing liabilities to earning assets	64.54%			67.84%

Reconciliation of annualized net interest margin, fully tax-equivalent (non-GAAP)(3)
Net interest income, fully tax-equivalent (non-GAAP)		$102,984			$78,376
Adjustments for tax-equivalent interest(1)		(1,575)			(3,796)
Net interest income (GAAP)		$101,409			$74,580

Average earning assets	$9,614,800			$7,586,256
Annualized net interest margin (GAAP)			4.23%			3.94%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.30%			4.14%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES(1) (Dollars in thousands)
	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,847,858	$23,847	2.60%	$1,483,087	$16,852	2.29%
Nontaxable(1)	448,743	9,067	4.07	635,168	15,709	4.99
Total securities	2,296,601	32,914	2.89	2,118,255	32,561	3.10
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	173,349	1,175	1.37	109,095	554	1.02
Federal funds sold	—	—	—	791	3	0.76
Loans:(2)
Commercial and commercial real estate(1)	5,158,483	134,114	5.24	3,818,689	92,825	4.90
Residential mortgage	663,711	14,413	4.38	639,902	13,192	4.16
Agricultural and agricultural real estate(1)	528,093	12,854	4.91	485,665	11,361	4.72
Consumer	475,731	17,852	7.57	427,015	16,342	7.72
Fees on loans		4,420	—		3,430	—
Less: allowance for loan losses	(57,577)	—	—	(54,803)	—	—
Net loans	6,768,441	183,653	5.47	5,316,468	137,150	5.20
Total earning assets	9,238,391	217,742	4.75%	7,544,609	170,268	4.55%
Nonearning Assets	965,670			739,072
Total Assets	$10,204,061			$8,283,681
Interest Bearing Liabilities
Savings	$4,554,484	$9,326	0.41%	$3,859,730	$4,610	0.24%
Time, $100,000 and over	430,309	1,842	0.86	349,789	1,452	0.84
Other time deposits	544,820	2,581	0.96	481,736	1,831	0.77
Short-term borrowings	150,171	815	1.09	194,272	227	0.24
Other borrowings	271,391	7,066	5.25	282,948	6,884	4.91
Total interest bearing liabilities	5,951,175	21,630	0.73%	5,168,475	15,004	0.59%
Noninterest Bearing Liabilities
Noninterest bearing deposits	3,107,552			2,282,642
Accrued interest and other liabilities	68,313			59,989
Total noninterest bearing liabilities	3,175,865			2,342,631
Stockholders' Equity	1,077,021			772,575
Total Liabilities and Stockholders' Equity	$10,204,061			$8,283,681
Net interest income, fully tax-equivalent (non-GAAP)(1)		$196,112			$155,264
Net interest spread(1)			4.02%			3.96%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(3)			4.28%			4.15%
Interest bearing liabilities to earning assets	64.42%			68.51%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(3)
Net interest income, fully tax-equivalent (non-GAAP)		$196,112			$155,264
Adjustments for tax-equivalent interest(1)		(3,119)			(7,656)
Net interest income (GAAP)		$192,993			$147,608

Average Earning Assets	$9,238,391			$7,544,609
Annualized net interest margin (GAAP)			4.21%			3.95%
Annualized net interest margin, fully tax-equivalent (non-GAAP)			4.28%			4.15%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
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

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses increased $3.9 million to $4.8 million for the second quarter of 2018 compared to $889,000 for the second quarter of 2017. For the first six months of 2018, provision expense totaled $9.1 million compared to $4.5 million for the same period in 2017, which was an increase of $4.6 million. The provision expense for the second quarter of 2018 includes $2.1 million of specific reserves related to updated collateral values on two agricultural relationships and two commercial relationships. The remaining increase is attributable to a combination of factors, including higher loan growth, acquired loans moving out of the purchased accounting pools and general changes in credit quality.

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

Heartland believes the allowance for loan losses as of June 30, 2018, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and six-month periods ended June 30, 2018, and 2017, in thousands:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Service charges and fees	$12,072	$9,696	$2,376	25%
Loan servicing income	1,807	1,351	456	34
Trust fees	4,615	3,979	636	16
Brokerage and insurance commissions	877	976	(99)	(10)
Securities gains/(losses), net	(259)	1,392	(1,651)	(119)
Unrealized gain on equity securities, net	71	—	71	100
Net gains on sale of loans held for sale	6,800	6,817	(17)	—
Valuation adjustment on servicing rights	(216)	19	(235)	(1,237)
Income on bank owned life insurance	700	656	44	7
Other noninterest income	1,167	738	429	58
Total noninterest income	$27,634	$25,624	$2,010	8%

	Six Months Ended June 30,
	2018	2017	Change	% Change
Service charges and fees	$22,151	$19,153	$2,998	16%
Loan servicing income	3,561	3,075	486	16
Trust fees	9,295	7,610	1,685	22
Brokerage and insurance commissions	1,784	2,012	(228)	(11)
Securities gains/(losses), net	1,182	3,874	(2,692)	(69)
Unrealized gain on equity securities, net	43	—	43	100
Net gains on sale of loans held for sale	10,851	12,964	(2,113)	(16)
Valuation adjustment on servicing rights	(218)	24	(242)	(1,008)
Income on bank owned life insurance	1,314	1,273	41	3
Other noninterest income	2,387	1,532	855	56
Total noninterest income	$52,350	$51,517	$833	2%

Noninterest income totaled $27.6 million during the second quarter of 2018 compared to $25.6 million during the second quarter of 2017, an increase of $2.0 million or 8%. This increase reflected higher service charges and fees, loan servicing income and trust fees, which were partially offset by decreased net securities gains. For the six-month period ended June 30, noninterest income totaled $52.4 million during 2018 compared to $51.5 million during 2017, an increase of $833,000 or 2%. For the six-month period ended June 30, 2018, increases in service charges and fees, trust fees and other noninterest income were offset by decreases in net securities gains and net gains on sale of loans held for sale.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and six-month periods ended June 30, 2018, and 2017, in thousands:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Service charges and fees on deposit accounts	$2,794	$2,265	$529	23%
Overdraft fees	2,518	2,278	240	11
Customer service fees	87	65	22	34
Credit card fee income	2,992	2,185	807	37
Debit card income	3,680	2,902	778	27
Other service charges	1	1	—	—
Total service charges and fees	$12,072	$9,696	$2,376	25%

	Six Months Ended June 30,
	2018	2017	Change	% Change
Service charges and fees on deposit accounts	$5,412	$4,425	$987	22%
Overdraft fees	4,726	4,471	255	6
Customer service fees	164	115	49	43
Credit card fee income	5,182	4,218	964	23
Debit card income	6,665	5,922	743	13
Other service charges	2	2	—	—
Total service charges and fees	$22,151	$19,153	$2,998	16%

Service charges and fees increased $2.4 million or 25% to $12.1 million during the second quarter of 2018 compared to $9.7 million during the second quarter of 2017 and $3.0 million or 16% to $22.2 million during the first six months of 2018 compared to $19.2 million for the first six months of 2017. Service charges and fees on deposit accounts increased $529,000 or 23% to $2.8 million for the second quarter of 2018 compared to $2.3 million for the second quarter of 2017, and for the six months ended June 30, 2018, service charges and fees on deposit accounts increased $987,000 or 22% to $5.4 million from $4.4 million recorded in the same period in 2017. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2017 and the first half of 2018. Fees associated with credit card services were $3.0 million during the second quarter of 2018 compared to $2.2 million during the second quarter of 2017, an increase of $807,000 or 37%. For the six months ended June 30, 2018, credit card fee income increased $964,000 or 23% to $5.2 million from $4.2 million recorded in the first six months of 2017. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending. Debit card income increased $778,000 or 27% to $3.7 million for the second quarter of 2018 compared to $2.9 million for the second quarter of 2017. For the six-month periods ended June 30, 2018, and 2017, debit card income totaled $6.7 million and $5.9 million, respectively, which was an increase of $743,000 or 13%. The increases in debit card income were primarily attributable to the larger customer base, including customers from recent acquisitions.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and six-month periods ended June 30, 2018, and 2017, in thousands:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Commercial and agricultural loan servicing fees(1)	$924	$604	$320	53%
Residential mortgage servicing fees	2,390	3,215	(825)	(26)
Mortgage servicing rights amortization	(1,507)	(2,468)	961	39
Total loan servicing income	$1,807	$1,351	$456	34%

	Six Months Ended June 30,
	2018	2017	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,673	$1,418	$255	18%
Residential mortgage servicing fees	4,640	6,387	(1,747)	(27)
Mortgage servicing rights amortization	(2,752)	(4,730)	1,978	42
Total loan servicing income	$3,561	$3,075	$486	16%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.8 million during the second quarter of 2018 compared to $1.4 million during the second quarter of 2017, an increase of $456,000 or 34%. On a six-month comparative basis, loan servicing income totaled $3.6 million during 2018 compared to $3.1 million during 2017, an increase of $486,000 or 16%. Heartland's residential mortgage loan servicing portfolio totaled $4.16 billion at June 30, 2018, compared to $4.34 billion at June 30, 2017, which was a decrease of $182.1 million or 4%. The decrease in the servicing portfolio was primarily related to the sale in the third quarter of 2017 of the GNMA servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The decrease was partially offset by Heartland's acquisition of the right to service mortgage loans totaling $640.7 million, which had a fair value of $7.0 million, with the FBLB transaction that closed on May 18, 2018.

Net Gains on Sale of Loans Held for Sale
The following table shows the activity related to the net gains on sales of loans held for sale during the three- and six-month periods ended June 30, 2018, and 2017, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total residential mortgage loan applications	$341,978	$308,113	$576,803	$556,727
Residential mortgage loans originated	$225,563	$216,637	$375,331	$378,488
Residential mortgage loans sold	$201,808	$180,296	$329,771	$352,817
Net gains on sale of residential mortgage loans	$6,646	$6,628	$10,700	$12,575
Net gain/(loss) on sale of other commercial, agricultural and consumer loans(1)	$154	$189	$151	$389
Percentage of residential mortgage loans originated for refinancing	20%	25%	27%	30%

(1) Includes net gains on sale of commercial loans and leases, commercial real estate loans, agricultural and agricultural real estate loans and consumer loans

During the first six months of 2018, net gains on sale of loans held for sale totaled $10.9 million compared to $13.0 million during the same period in 2017, a decrease of $2.1 million or 16%. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. The percentage of residential mortgage loans that represented refinancings was 20% during the second quarter of 2018 compared to 25% in the second quarter of 2017. For the six months ended June 30, 2018, mortgage loan refinancings were 27% of the originations compared to 30% during the first six months of 2017.

Securities Gains/Losses, Net
Securities losses, net, totaled $259,000 for the second quarter of 2018 compared to net securities gains of $1.4 million for the second quarter of 2017, which was a decrease of $1.7 million or 119%. For the first six months of 2018, securities gains, net, totaled $1.2 million compared to $3.9 million during the first six months of 2017, a decrease of $2.7 million or 69%. Heartland's net unrealized loss on securities available for sale totaled $60.9 million at June 30, 2018, compared to $36.4 million at June 30, 2017. The increase in the unrealized loss on securities available for sale was primarily due to increases in short-term interest rates, which have caused a decline in the fair value of Heartland's available for sale securities.

Trust Fees
Trust fees totaled $4.6 million and $4.0 million for the quarters ended June 30, 2018, and 2017, respectively, which was an increase of $636,000 or 16%. For the six month comparative period, trust fees totaled $9.3 million in 2018 compared to $7.6 million in 2017, which was increase of $1.7 million or 22%. Trust fee income is primarily based on the market value of the assets under management, which totaled $2.44 billion at June 30, 2018, compared to $2.31 billion at December 31, 2017, and $2.10 billion at June 30, 2017.

Other Noninterest Income
Other noninterest income totaled $1.2 million for the second quarter of 2018 compared to $738,000 for the second quarter of 2017, an increase of $429,000 or 58%. Included in this increase was $174,000 of reimbursements from customers for loan workout expenses that had been incurred in prior years. For the six-month comparative period, other noninterest income totaled $2.4 million in 2018 compared to $1.5 million in 2017, an increase of $855,000 or 56%. Income from customer swaps totaled $504,000 during the first six months of 2018 compared to $202,000 during the first six months of 2017, which was an increase of $302,000. Heartland has had more commercial loan customers enter into interest rate swaps for protection from rising interest rates. The remaining increase in other noninterest income for the three-and six-month periods ended June 30, 2018, was primarily attributable to recent acquisitions.

Noninterest Expenses

The tables below show Heartland's noninterest expenses for the three- and six-month periods ended June 30, 2018 and 2017, in thousands:

	Three Months Ended June 30,
	2018	2017	Change	% Change
Salaries and employee benefits	$50,758	$41,126	$9,632	23%
Occupancy	6,315	5,056	1,259	25
Furniture and equipment	3,184	2,586	598	23
Professional fees	9,948	7,583	2,365	31
FDIC insurance assessments	684	909	(225)	(25)
Advertising	2,145	1,359	786	58
Core deposit intangibles and customer relationship intangibles amortization	2,274	1,218	1,056	87
Other real estate and loan collection expenses	948	365	583	160
(Gain)/loss on sales/valuations of assets, net	1,528	(112)	1,640	1,464
Restructuring expenses	—	—	—	—
Other noninterest expenses	11,098	9,208	1,890	21
Total noninterest expenses	$88,882	$69,298	$19,584	28%

	Six Months Ended June 30,
	2018	2017	Change	% Change
Salaries and employee benefits	$99,468	$82,893	$16,575	20%
Occupancy	12,358	10,129	2,229	22
Furniture and equipment	5,933	5,087	846	17
Professional fees	18,407	15,892	2,515	16
FDIC insurance assessments	1,673	1,716	(43)	(3)
Advertising	4,085	3,783	302	8
Core deposit intangibles and customer relationship intangibles amortization	4,137	2,389	1,748	73
Other real estate and loan collection expenses	1,680	1,193	487	41
(Gain)/loss on sales/valuations of assets, net	1,331	300	1,031	344
Restructuring expenses	2,564	—	2,564	100
Other noninterest expenses	20,892	17,656	3,236	18
Total noninterest expenses	$172,528	$141,038	$31,490	22%

For the second quarter of 2018, noninterest expenses totaled $88.9 million compared to $69.3 million during the second quarter of 2017, an increase of $19.6 million or 28%. For the first six months of 2018, noninterest expenses totaled $172.5 million compared to $141.0 million during the first six months of 2017, an increase of $31.5 million or 22%. The most significant increases for the quarterly and six month periods were related to salaries and employee benefits, professional fees, other real estate and loan collection expenses, and net gains/losses on sales/valuations of assets. The increases in occupancy, furniture and equipment, advertising, core deposit intangibles and customer relationship intangibles amortization and other noninterest expenses were primarily related to the recent acquisitions.

Salaries and Employee Benefits
The largest component of noninterest expenses, salaries and employee benefits, increased $9.6 million or 23% during the second quarter of 2018 as compared to the same quarter in 2017. The increase is primarily attributable to the additional salaries and employee benefits for employees of banks acquired in 2018 and 2017. When comparing the first six months of 2018 to the same period in 2017, salaries and employee benefits increased $16.6 million or 20%. Heartland had total full-time equivalent employees of 2,216 on June 30, 2018, compared to 1,862 on June 30, 2017.

Professional Fees
Professional fees for the second quarter of 2018 totaled $9.9 million compared to $7.6 million for the same quarter of 2017, which was an increase of $2.4 million or 31%. For the six months ended June 30, 2018, professional fees totaled $18.4 million compared to $15.9 million, which was an increase of $2.5 million or 16%. The increase for quarterly and six-month periods is primarily attributable to professional fees incurred at the entities acquired in 2018, model validation expenses, and higher advisory services associated with the increased regulatory environment associated with having assets over $10 billion.

Gain/Loss on Sales/Valuations of Assets, Net
For the second quarter of 2018, gain/loss on sales/valuations of assets, net, totaled a loss of $1.5 million compared to a gain of $112,000 for the same quarter in 2017, which is a decrease of $1.6 million. For the first six months of 2018, loss on sales/valuations of assets, net, increased $1.0 million to $1.3 million compared to $300,000 recorded in the same period in 2017. In the second quarter of 2018, losses and write-downs of $993,000 were recorded on repossessed assets, which included write-downs and losses of $707,000 related to four other real estate transactions, and a loss of $150,000 was recorded in conjunction with the scheduled sale of a bank branch.

Restructuring Expenses
In the first quarter 2018, Heartland recorded $2.6 million of restructuring expenses related to its mortgage lending operation. The restructuring projects, which are nearing completion, are primarily related to outsourcing the loan application processing, underwriting and loan closing functions. The restructuring expenses consist of severance and retention costs related to the workforce reduction and contract buyouts associated with the discontinued use of several current systems.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to 65% or less. During the second quarter of 2018, Heartland's efficiency ratio, on a fully tax-equivalent basis, was 65.04% in comparison with 65.61% during the second quarter of 2017. For the six-month period ended June 30, 2018, the efficiency ratio on a fully tax-equivalent basis decreased by 122 basis points to 66.53% when compared to the same six-month period in 2017. Heartland's efficiency ratio will vary from quarter to quarter as a result of merger and acquisition activities and also from the seasonality and related revenue and expense timing differences that are inherent in the residential mortgage business. After completion, the restructuring projects related to the mortgage lending operation should have a positive impact on the efficiency ratio.

Income Taxes

Heartland's effective tax rate was 21.09% for the second quarter of 2018 compared to 26.85% for the second quarter of 2017. Heartland's effective tax rate was affected by the passage of the Tax Cuts and Jobs Act in December 2017, which reduced the federal income tax rate from a maximum of 35% to 21%. Federal low-income housing tax credits totaling $307,000 reduced Heartland's income taxes during the second quarter of 2018. For the second quarter of 2017, federal low-income housing tax credits totaling $310,000 and solar energy tax credits totaling $270,000 reduced Heartland's income taxes. Also included in the second quarter of 2017 tax computation was a state tax credit of $830,000 related to a partnership investment in a historic rehabilitation tax credit project.

Heartland's effective tax rate was 19.73% for the first six months of 2018 compared to 25.37% for the first six months of 2017. Federal low-income housing tax credits totaling $614,000 were included in the determination of Heartland's income taxes for both six-month periods ended June 30. Solar energy tax credits totaling $270,000 were included in the determination of Heartland's income taxes during the first six months of 2017. Heartland's effective tax rate for the six months ended June 30, 2017, was impacted by the state tax credit referenced above. The level of tax-exempt interest income, as a percentage of pre-tax income, was 18.41% during the first six months of 2018 compared to 26.55% during the first six months of 2017.

Heartland's income taxes included a tax benefit of $660,000 and $1.0 million for the six-month periods ended June 30, 2018, and 2017, respectively, resulting from the vesting of outstanding restricted stock unit awards and options. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $11.30 billion at June 30, 2018, an increase of $1.49 billion or 15% since year-end 2017. Excluding $427.1 million of assets acquired at fair value in the Signature Bancshares Inc., transaction and $1.12 billion of assets acquired at fair value in the FBLB transaction, total assets decreased $53.1 million or 1% since December 31, 2017. The decrease in assets was primarily due to a reduction in the securities portfolio, which represented 22% and 25% of total assets at June 30, 2018, and December 31, 2017, respectively.

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

Total loans held to maturity were $7.48 billion at June 30, 2018, compared to $6.39 billion at year-end 2017, an increase of $1.09 billion or 17%. This change includes $324.5 million of total loans held to maturity acquired at fair value in the Signature Bancshares, Inc. transaction and $681.1 million of total loans held to maturity acquired at fair value in the FBLB transaction. Exclusive of these transactions, total loans held to maturity increased $80.7 million or 3% annualized since year-end 2017. Price competition for quality loans remains intense, and Heartland remains committed to its pricing strategy, disciplined credit approach and emphasis on the client relationship.

The table below presents the composition of the loan portfolio as of June 30, 2018, and December 31, 2017, in thousands:

LOAN PORTFOLIO	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$2,034,240	27.20%	$1,646,606	25.76%
Commercial real estate	3,686,898	49.29	3,163,269	49.48
Agricultural and agricultural real estate	562,353	7.52	511,588	8.00
Residential mortgage	683,051	9.13	624,279	9.76
Consumer	512,899	6.86	447,484	7.00
Gross loans receivable held to maturity	7,479,441	100.00%	6,393,226	100.00%
Unearned discount	(1,420)		(556)
Deferred loan fees	(324)		(1,206)
Total net loans receivable held to maturity	7,477,697		6,391,464
Allowance for loan losses	(61,324)		(55,686)
Loans receivable, net	$7,416,373		$6,335,778
Loans secured by real estate, either fully or partially, totaled $4.87 billion or 65% of gross loans at June 30, 2018. Exclusive of purchase accounting valuations and the loans acquired in the second quarter of 2018, 50% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's loans secured by real estate at June 30, 2018, and December 31, 2017, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2018	December 31, 2017
Residential real estate, excluding residential construction and residential lot loans	$1,133,266	$1,080,066
Industrial, manufacturing, business and commercial	882,348	935,614
Agriculture	260,684	256,452
Retail	386,887	348,749
Office	418,676	356,782
Land development and lots	160,362	162,273
Hotel, resort and hospitality	184,418	167,396
Multi-family	226,494	211,862
Food and beverage	101,342	108,977
Warehousing	173,815	125,372
Health services	156,176	155,529
Residential construction	139,423	134,848
All other	207,040	187,508
Loans acquired in the quarter	461,863	—
Purchase accounting valuations	(27,047)	(25,331)
Total loans secured by real estate	$4,865,747	$4,206,097

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

Nonperforming loans were $69.4 million or 0.93% of total loans at June 30, 2018, compared to $63.4 million or 0.99% of total loans at December 31, 2017. At June 30, 2018, approximately $34.4 million or 50% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to fourteen borrowers. At June 30, 2018, and December

31, 2017, Heartland had $9.3 million and $13.5 million, respectively, of nonperforming residential real estate loans that were repurchased under various GNMA or other guaranteed loan programs. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $6.3 million at June 30, 2018, compared to $3.0 million at December 31, 2017.

The allowance for loan losses was 0.82% and 0.87% of loans at June 30, 2018 and December 31, 2017, respectively, and 88.32% and 87.82% of nonperforming loans at June 30, 2018, and December 31, 2017, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.13% at both June 30, 2018, and December 31, 2017. At June 30, 2018, valuation reserves totaled $53.6 million and covered $2.16 billion of acquired loans. At December 31, 2017, valuation reserves totaled $36.4 million and covered $1.51 billion of acquired loans. Loans delinquent 30 to 89 days as a percent of total loans was 0.30% at June 30, 2018, in comparison with 0.27% at December 31, 2017.

The table below presents the changes in the allowance for loan losses during the three- and six- month periods ended June 30, 2018 and 2017, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended June 30,
	2018	2017
Balance at beginning of period	$58,656	$54,999
Provision for loan losses	4,831	889
Recoveries on loans previously charged off	1,001	929
Charge-offs on loans	(3,164)	(2,766)
Balance at end of period	$61,324	$54,051
Annualized ratio of net charge offs to average loans	0.12%	0.14%

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$55,686	$54,324
Provision for loan losses	9,094	4,530
Recoveries on loans previously charged off	1,932	1,681
Charge-offs on loans	(5,388)	(6,484)
Balance at end of period	$61,324	$54,051
Annualized ratio of net charge offs to average loans	0.10%	0.18%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2018	2017	2017	2016
Nonaccrual loans	$69,376	$65,393	$62,581	$64,299
Loans contractually past due 90 days or more	54	698	830	86
Total nonperforming loans	69,430	66,091	63,411	64,385
Other real estate	11,074	9,269	10,777	9,744
Other repossessed assets	499	675	411	663
Total nonperforming assets	$81,003	$76,035	$74,599	$74,792
Performing troubled debt restructured loans(1)	$4,012	$11,157	$6,617	$10,380
Nonperforming loans to total loans	0.93%	1.24%	0.99%	1.20%
Nonperforming assets to total loans plus repossessed property	1.08%	1.43%	1.17%	1.39%
Nonperforming assets to total assets	0.72%	0.93%	0.76%	0.91%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the three- and six-month periods of 2018, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2018	$64,828	$11,801	$423	$77,052
Loan foreclosures	(1,387)	1,387	—	—
Net loan charge-offs	(2,163)	—	—	(2,163)
Acquired nonperforming assets	7,594	379	—	7,973
New nonperforming loans	16,254	—	—	16,254
Reduction of nonperforming loans(1)	(15,696)	—	—	(15,696)
OREO/Repossessed assets sales proceeds	—	(1,514)	(27)	(1,541)
OREO/Repossessed assets writedowns, net	—	(979)	(14)	(993)
Net activity at Citizens Finance Co.	—	—	117	117
June 30, 2018	$69,430	$11,074	$499	$81,003

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2017	$63,411	$10,777	$411	$74,599
Loan foreclosures	(2,326)	2,264	62	—
Net loan charge-offs	(3,456)	—	—	(3,456)
Acquired nonperforming assets	9,246	1,186	—	10,432
New nonperforming loans	24,800	—	—	24,800
Reduction of nonperforming loans(1)	(22,245)	—	—	(22,245)
OREO/Repossessed assets sales proceeds	—	(2,162)	(36)	(2,198)
OREO/Repossessed assets writedowns, net	—	(991)	(18)	(1,009)
Net activity at Citizens Finance Co.	—	—	80	80
June 30, 2018	$69,430	$11,074	$499	$81,003

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% and 25% of total assets at June 30, 2018, and December 31, 2017, respectively. Total securities carried at fair value as of June 30, 2018, were $2.20 billion, a decrease of $19.6 million or 1% from $2.22 billion at December 31, 2017.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities and other, by major category, as of June 30, 2018, and December 31, 2017, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$20,188	0.82%	$5,328	0.21%
Mortgage and asset-backed securities	1,783,731	72.27	1,753,736	70.35
Obligation of states and political subdivisions	620,535	25.14	694,565	27.86
Equity securities	16,934	0.69	16,674	0.67
Other securities	26,725	1.08	22,563	0.91
Total securities	$2,468,113	100.00%	$2,492,866	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 72% at June 30, 2018, compared to 70% at December 31, 2017. Approximately 66% of Heartland's mortgage and asset-backed securities were issued by government-sponsored enterprises at June 30, 2018. Heartland's securities portfolio had an expected modified duration of 4.12 years as of June 30, 2018, compared to 4.71 years as of year-end 2017.

At June 30, 2018, Heartland had $26.7 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $9.49 billion as of June 30, 2018, compared to $8.15 billion at year-end 2017, an increase of $1.34 billion or 16%. This increase included $357.3 million of deposits, at fair value, acquired in the Signature Bancshares, Inc. transaction and $893.8 million of deposits acquired, at fair value, in the FBLB transaction. Exclusive of these transactions, total deposits increased $91.1 million or 1% since December 31, 2017.

The table below presents the composition of Heartland's deposits by category as of June 30, 2018, and December 31, 2017, in thousands:

DEPOSITS	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Demand	$3,399,598	35.83%	$2,983,128	36.62%
Savings	4,864,773	51.26	4,240,328	52.05
Time	1,224,773	12.91	923,453	11.33
Total	$9,489,144	100.00%	$8,146,909	100.00%

Demand deposits totaled $3.40 billion at June 30, 2018, an increase of $416.5 million or 14% since year-end 2017. Excluding$299.0 million of demand deposits attributable to the Signature Bancshares, Inc. and FBLB transactions, demand deposits increased $117.5 million or 4% since year-end 2017. Savings deposits increased $624.4 million or 15% to $4.86 billion at June 30, 2018, from $4.24 billion at December 31, 2017. Excluding savings deposits of $619.0 million acquired in the Signature Bancshares, Inc. and FBLB transactions, savings deposits increased $5.4 million or less than 1% since year-end 2017. Time deposits increased $301.3 million or 33% since year-end 2017, and exclusive of $333.1 million of time deposits acquired in 2018, time deposits decreased $31.8 million or 3% since December 31, 2017.

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2018, and December 31, 2017, in thousands:

	June 30, 2018	December 31, 2017
Securities sold under agreement to repurchase	$105,130	$107,957
Federal funds purchased	15,754	168,250
Advances from the FHLB	75,602	40,000
Notes payable to unaffiliated banks	25,000	—
Other short-term borrowings	8,404	8,484
Total	$229,890	$324,691

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $229.9 million at June 30, 2018, compared to $324.7 million at year-end 2017, a decrease of $94.8 million or 29%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $105.1 million at June 30, 2018, compared to $108.0 million at December 31, 2017, a decrease of $2.8 million or 3%.

Also included in short-term borrowings is a $30.0 million revolving credit line agreement Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. The borrowing capacity of this revolving credit line was increased from $25.0 million to $30.0 million on June 14, 2018. During the first six months of 2018, Heartland had advances of $25.0 million on this line. The outstanding balance at June 30, 2018, was $25.0 million compared to $0 at December 31, 2017.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2018, and December 31, 2017, in thousands:

	June 30, 2018	December 31, 2017
Advances from the FHLB	$3,576	$6,702
Wholesale repurchase agreements	10,000	30,000
Trust preferred securities	130,526	121,886
Senior notes	6,000	11,000
Note payable to unaffiliated bank	31,667	33,667
Contracts payable for purchase of real estate and other assets	1,849	1,881
Subordinated notes	74,071	74,000
Other borrowings	1,019	5,875
Total	$258,708	$285,011

As of June 30, 2018, the amount of other borrowings was $258.7 million, a decrease of $26.3 million or 9% since year-end 2017. The decrease since year-end 2017 was due to scheduled principal payments in accordance with the debt agreements. Heartland acquired $5.9 million of subordinated debt in the Signature Bancshares, Inc. transaction and $3.9 million of other debt with the FBLB transaction, which were paid off simultaneously with the closing of the respective transaction. In connection with the FBLB transaction, Heartland acquired $8.2 million of trust preferred securities.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $70.0 million. The borrowing capacity was reduced to $70.0 million from $75.0 million on June 14, 2018. At June 30, 2018, $31.7 million was outstanding on this non-revolving credit line compared to $33.7 million outstanding at December 31, 2017. The balance of the $31.7 million note is due in April 2021. At June 30, 2018, Heartland had $38.3 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of June 30, 2018, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/18(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	5.08%	(2)	03/17/2034	09/17/2018
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.68%	(3)	04/07/2036	10/07/2018
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.82%	(4)	09/15/2037	09/15/2018
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	3.78%	(5)	09/01/2037	09/01/2018
Morrill Statutory Trust I	8,947	12/19/2002	3.25% over LIBOR	5.59%	(6)	12/26/2032	09/26/2018
Morrill Statutory Trust II	8,587	12/17/2003	2.85% over LIBOR	5.18%	(7)	12/17/2033	09/17/2018
Sheboygan Statutory Trust I	6,396	09/17/2003	2.95% over LIBOR	5.28%		09/17/2033	09/17/2018
CBNM Capital Trust I	4,334	09/10/2004	3.25% over LIBOR	5.59%		12/15/2034	09/15/2018
Citywide Capital Trust III	6,355	12/19/2003	2.80% over LIBOR	5.16%		12/19/2033	10/23/2018
Citywide Capital Trust IV	4,209	09/30/2004	2.20% over LIBOR	4.53%		09/30/2034	08/23/2018
Citywide Capital Trust V	11,410	05/31/2006	1.54% over LIBOR	3.88%		07/25/2036	09/15/2018
OCGI Statutory Trust III	2,984	06/27/2002	3.65% over LIBOR	6.00%	(8)	09/30/2032	09/30/2018
OCGI Capital Trust IV	5,253	09/23/2004	2.50% over LIBOR	4.84%	(9)	12/15/2034	09/15/2018
	$130,642

(1) Effective weighted average interest rate as of June 30, 2018, was 5.76% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of June 30, 2018, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of June 30, 2018, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of June 30, 2018, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of June 30, 2018, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of June 30, 2018, was 4.92% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of June 30, 2018, was 4.51% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(8) Effective interest rate as of June 30, 2018, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(9) Effective interest rate as of June 30, 2018, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve Board's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2018	13.11%	11.54%	10.02%	9.79%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,657,828	$8,657,828	$8,657,828	N/A
Average Assets	N/A	N/A	N/A	$10,210,093

December 31, 2017	13.45%	11.70%	10.07%	9.20%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,511,544	$7,511,544	$7,511,544	N/A
Average Assets	N/A	N/A	N/A	$9,552,227

Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $275.3 million and $242.3 million at June 30, 2018, and December 31, 2017, respectively, under the capital requirements to remain well capitalized. At June 30, 2018, and December 31, 2017, retained earnings that could be available for the payment of dividends under the most restrictive minimum capital requirements totaled $449.2 million and $392.5 million, respectively.

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

On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Based on Heartland's closing common stock price of $55.05 per share on May 18, 2018, the aggregate consideration paid to FBLB common shareholders was $189.9 million, with was paid by delivery of 3,350,664 shares of Heartland common stock and $5.5 million of cash.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2018, and December 31, 2017, commitments to extend credit aggregated $2.35 billion and $1.96 billion, respectively. Standby letters of credit aggregated $60.9 million at June 30, 2018, and $55.5 million at December 31, 2017.

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

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. On June 14, 2018, Heartland's revolving credit agreement with an unaffiliated bank was increased to $30.0 million from $25.0 million of maximum borrowing capacity. At June 30, 2018, $25.0 million was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At June 30, 2018, $38.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of June 30, 2018.

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

At June 30, 2018, Heartland had $388.0 million of cash and cash equivalents, time deposits in other financial institutions of $6.8 million and securities carried at fair value of $2.20 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, management intends to rely on deposit growth and additional FHLB borrowings as needed in the future. As of June 30, 2018, Heartland had $229.9 million of short-term borrowings outstanding.

In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At June 30, 2018, Heartland had $1.11 billion of borrowing capacity under these programs.

Heartland's revolving credit line agreement with an unaffiliated bank provides a maximum borrowing capacity of $30.0 million. During the first six months of 2018, Heartland had advances of $25.0 million on this line, which was outstanding at June 30, 2018. Heartland also has a non-revolving credit line with the same unaffiliated bank, which had $38.3 million of borrowing capacity at June 30, 2018, of which no balance had been drawn.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first six months of 2018.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2018, and June 30, 2017, provided the following results, in thousands:

	2018		2017
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$368,974	(7.85)%	$289,377	(3.28)%
Base	$400,387		$299,196
Up 200 Basis Points	$403,254	0.72%	$300,077	0.29%
Year 2
Down 100 Basis Points	$366,246	(8.53)%	$274,065	(8.40)%
Base	$409,788	2.35%	$300,821	0.54%
Up 200 Basis Points	$436,963	9.14%	$318,483	6.45%

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

Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both June 30, 2018, and December 31, 2017, Heartland held no securities in its securities trading portfolio.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective. During the quarter ended June 30, 2018, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan
10.2	(2)	Revolving Credit Line Promissory Note dated June 14, 2018, between Heartland Financial USA, Inc. and Bankers Trust Company
10.3	(2)	Promissory Note dated June 14, 2018 between Heartland Financial USA, Inc. and Bankers Trust Company
31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(2) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.
(Registrant)

/s/ Bruce K. Lee
By: Bruce K. Lee
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Bryan R. McKeag
By: Bryan R. McKeag
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

/s/ Janet M. Quick
By: Janet M. Quick
Executive Vice President and Deputy Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: August 7, 2018