Form 10-K
period 2018-12-31
HEARTLAND FINANCIAL USA INC
filed 2019-02-27
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,777,169,199.

As of February 26, 2019, the Registrant had issued and outstanding 34,568,232 shares of common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2019 Annual Shareholders Meeting to be held on May 22, 2019, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2018, Heartland had total assets of $11.41 billion, total loans held to maturity of $7.41 billion and total deposits of $9.40 billion. Heartland’s total stockholders' equity as of December 31, 2018, was $1.33 billion. Net income available to common stockholders for 2018 was $117.0 million.

Heartland conducts a community banking business through 11 independently chartered community banks (collectively, the "Banks") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Banks are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are the Banks, which, as of the date of this Annual Report on Form 10-K, operate a total of 119 banking locations:

•	Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.

•	Illinois Bank & Trust, Rockford, Illinois, is chartered under the laws of the state of Illinois.

•	Wisconsin Bank & Trust, Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.

•	New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.

•	Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.

•	Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.

•	Citywide Banks, Denver, Colorado, is chartered under the laws of the state of Colorado.

•	Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.

•	Morrill & Janes Bank and Trust Company, Merriam, Kansas, is chartered under the laws of the state of Kansas.

•	Premier Valley Bank, Fresno, California, is chartered under the laws of the state of California.

•	First Bank & Trust, Lubbock, Texas, is chartered under the laws of the state of Texas.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•	DB&T Insurance, Inc., a multi-line insurance agency, with one wholly-owned subsidiary:

•	Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency with the primary purpose of providing online insurance products to consumers and small business clients in Bank markets.

•	DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

First Bank & Trust has one wholly-owned mortgage company:

•
PrimeWest Mortgage Corporation, a mortgage company with the primary purpose of originating, selling and servicing residential mortgage loans. The loans are primarily sold into the secondary market with mortgage servicing rights retained.

Heartland has two active non-bank subsidiaries as listed below:

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

Prior to December 31, 2018, Heartland decided to exit the consumer finance business and entered into an agreement to sell the loan portfolios of Citizens Finance Co. and Citizens Finance of Illinois Co. The transaction closed on January 11, 2019. The offices in Iowa and Wisconsin closed on February 1, 2019, and the offices in Illinois closed on February 11, 2019.

In addition, as of December 31, 2018, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities, including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III and OCGI Capital Trust IV.

All of Heartland’s subsidiaries were wholly owned as of December 31, 2018.

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

Acquisition and Branch Optimization Strategy

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

Through acquisition and organic growth, our goal is to reach at least $1 billion in assets in each state where Heartland operates. As of December 31, 2018, Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Citywide Banks and First Bank & Trust each have assets over $1 billion.

Due to changes in the competitive landscape and our customers' banking behaviors, we selectively sold, consolidated and closed branches in 2018. We also entered into an agreement to sell our consumer finance company. These sales, consolidations, and closures are expected to result in the reduction of nine bank branches and fourteen consumer finance offices across our footprint once the sales are completed in the first half of 2019. We anticipate these strategic activities will provide the resources to support our investments in areas that improve our customer experiences and fuel our organic growth. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in 2019.

The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into
1988	Citizens Finance Co.		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(1)	X		N/A
1997	Cottage Grove State Bank(2)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(3)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.(4)
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(3)		X	Summit Bank & Trust(3)
2017	Founders Community Bank		X	Premier Valley Bank
2017	Citywide Banks		X	Centennial Bank and Trust(5)
2018	Signature Bank		X	Minnesota Bank & Trust
2018	First Bank & Trust		X	N/A

(1) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(2) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.
(3) Summit Bank & Trust changed its name to Centennial Bank and Trust upon the acquisition of Centennial Bank.
(4) Galena State Bank & Trust Co. was merged into Illinois Bank & Trust in 2015.
(5) Centennial Bank and Trust changed its name to Citywide Banks upon the acquisition of Citywide Banks.

On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of the Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of December 31, 2018, Bank of Blue Valley had total assets of approximately $715.1 million, which included approximately $561.3 million of gross loans outstanding, and approximately $562.6 million of deposits. Because the merger agreement was signed on January 16, 2019, and the transaction is expected to close in the second quarter of 2019, the transaction has no impact on Heartland’s 2018 consolidated financial statements.

Primary Business Lines

General
We are engaged in the business of community banking, and operate as a single business segment. Previously, we had operated as two business segments: community banking and retail mortgage banking services. We decided to fully outsource our legacy residential real estate lending business beginning in the fourth quarter of 2018, as more fully described in the section entitled "Residential Real Estate Mortgage Lending," and as a result, the retail mortgage banking services segment was eliminated.

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

Our bankers actively solicit the business of new companies entering their market areas as well as established companies in their respective business communities. We believe that the Banks are successful in attracting new customers in their markets through professional service, a suite of comprehensive banking products, competitive pricing, innovative credit facilities, convenient locations and proactive communications. Our primary lines of business are described below.

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

Bank	SBA Express Lender	SBA Preferred Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X		X
New Mexico Bank & Trust	X	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Citywide Banks	X
Minnesota Bank & Trust	X
Morrill & Janes Bank and Trust Company	X	X	X
Premier Valley Bank	X	X	X
First Bank & Trust	X	X

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

In addition to the lending personnel of the Banks reporting to their respective board of directors, we use an internal loan review function to analyze credits of the Banks and provide periodic reports to their boards of directors. To reduce the risk of loss, we have processes to help identify problem loans early, and we aggressively seek resolution of credit problems.

As a result of the economic recession between 2008 and 2011, an internal Special Assets group was formed to focus on resolving assets. Commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank on a quarterly basis.

Small Business Banking
In 2013, Heartland established a Small Business Lending Center dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit offerings and convenient electronic banking services, as well as wealth management, retirement plan services and brokerage services. The Banks have designated business bankers and banking center managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Banks with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices, Morrill & Janes Bank & Trust Company's northeast Kansas banking offices, and First Bank & Trust. Agricultural loans constituted approximately 8% of our total loan portfolio at December 31, 2018. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Morrill & Janes Bank and Trust Company are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

In underwriting agricultural loans, the lending officers of the Banks work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Banks also work closely with governmental agencies, including the FSA, to help agricultural customers obtain credit enhancement products such as loan guarantees, interest assistance and crop insurance.

Residential Real Estate Mortgage Lending
Heartland’s residential real estate mortgage lending business has experienced low and declining profitability over the past several years, and competitive changes have evolved in the residential real estate lending market, which would have required significant investments in technology and process changes for Heartland to remain competitive. In response, Heartland decided to fully outsource its legacy residential real estate mortgage lending business, which was completed during the fourth quarter of 2018, by entering into arrangements with third parties to offer residential mortgage loans to customers in many of our markets. In addition, with our acquisition in 2018 of First Bank & Trust in Lubbock, Texas, we acquired its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation. PrimeWest Mortgage Corporation was not included in the outsourcing changes and continues to provide mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of our customers in several of our southwestern markets. Our mortgage servicing unit, which operates as a division of Dubuque Bank and Trust Company, continues to service mortgage loans that were sold into the secondary market prior to the outsourcing of our legacy mortgage lending business. Residential mortgage loans originated after the transition through third parties are not being serviced by us. PrimeWest Mortgage Corporation continues to service the loans it sells into the secondary market. At December 31, 2018, residential real estate mortgage loans serviced, primarily for government sponsored entities (“GSE’s”), totaled $4.10 billion, of which $648.9 million are serviced by PrimeWest Mortgage Corporation.

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

Retail Banking
A wide variety of retail banking services are delivered through our 119 banking centers. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs"), health savings accounts ("HSAs") and consumer credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Banks include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and are therefore more likely to be affected by adverse personal circumstances.

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

Private Client Services
Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Morrill & Janes Bank and Trust Company and First Bank & Trust offer trust and investment services in their respective communities. In the Heartland markets that do not yet warrant a full trust department, the sales and administration of trust and investment services is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2018, total trust assets under management were $2.38 billion. Collectively, the Banks provide a full complement of trust, investment and financial planning services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b) and Profit Sharing plans.

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

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We strive to balance the growth in our Western markets with the stability of our Midwestern markets. The following table sets forth certain information about the offices and total deposits of each of the Banks as of December 31, 2018, (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
IA	Dubuque Bank and Trust Company	8	Dubuque MSA	$1,214,541
		2	Lee County(1)
IL	Illinois Bank & Trust	2	Galena	$715,482
		2	Jo Daviess County
		4	Rockford MSA
		2	Whiteside County(1)
WI	Wisconsin Bank & Trust	3	Madison MSA	$927,821
		1	Green Bay MSA
		7	Sheboygan MSA(2)
		1	Calumet County(2)
		2	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,307,464
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	7	Phoenix MSA	$574,762
MT	Rocky Mountain Bank	2	Billings MSA	$424,700
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
CO	Citywide Banks	11	Denver MSA	$1,848,373
		4	Jefferson County
		2	Arapahoe County
		2	Boulder County
		2	Eagle County
		1	Grand County
		1	Routt County(3)
		1	Clear Creek County
		1	Summit County
MN	Minnesota Bank & Trust	2	Minneapolis/St. Paul MSA	$560,399
KS	Morrill & Janes Bank and Trust Company	4	Kansas City MSA	$489,471
		1	Nemaha County
		2	Brown County
		1	Atchison County
		1	Dallas, TX MSA(4)
CA	Premier Valley Bank	1	Fresno MSA	$639,194
		1	Madera County
		1	Mariposa County
		4	San Luis Obispo County
		1	Tuolumne County
TX	First Bank & Trust	4	Lubbock, TX MSA	$861,629
		2	Lynn County
		1	Mitchell County
		1	Scurry County

(1) Subsequent to December 31, 2018, Heartland entered into an agreement to sell these locations. The transaction is expected to close in the first half of 2019.
(2) Prior to December 31, 2018, Heartland entered into an agreement to sell one location in the Sheboygan MSA and one location in Calumet County. The transaction closed on February 22, 2019.
(3) Prior to December 31, 2018, Heartland entered into an agreement to sell this location. The transaction is expected to close in the first half of 2019.
(4) Subsequent to December 31, 2018, the loans and deposits of this location were transferred to Heartland's First Bank & Trust subsidiary.

Heartland's consumer finance company, Citizens Finance Parent Co., operates two subsidiary companies in the following locations:

Citizens Finance Co.(1)		Citizens Finance of Illinois Co.(1)
•	Cedar Rapids, IA	•	Aurora, IL
•	Davenport, IA	•	Crystal Lake, IL
•	Des Moines, IA	•	Elgin, IL
•	Dubuque, IA	•	Loves Park, IL
•	Appleton, WI	•	Peoria, IL
•	Madison, WI	•	Springfield, IL
•	Milwaukee, WI	•	Tinley Park, IL

(1) Prior to December 31, 2018, Heartland decided to exit the consumer finance business and entered into an agreement to sell the loan portfolios of Citizens Finance Co. and Citizens Finance of Illinois Co. The transaction closed on January 11, 2019. The offices in Iowa and Wisconsin closed on February 1, 2019, and the offices in Illinois closed on February 11, 2019.

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

Under the Gramm-Leach-Bliley Act, effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. As a result of the enactment of the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in 2010, substantial changes to the regulation of bank holding companies and their subsidiaries have occurred, significantly changing the regulatory environment in which we operate. The Dodd-Frank Act originally mandated certain enhanced prudential standards for bank holding companies with greater than $50 billion in total consolidated assets as well as company-run stress tests for firms with greater than $10 billion in assets. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Economic Growth Act") was signed into law. The Economic Growth Act exempted bank holding companies under $100 billion in assets from these requirements immediately upon enactment. This change shifts the increased costs of these requirements to bank holding companies with assets of $100 billion or more, removing a deterrent to merger and acquisition activity by institutions that were approaching $50 billion in assets.

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

D. EMPLOYEES

At December 31, 2018, Heartland employed 2,045 full-time equivalent employees, none of whom are covered by a collective bargaining agreement.

E.  INTERNET ACCESS

Heartland maintains an Investor Relations website at www.htlf.com. We offer our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, free of charge from our website.

F.  SUPERVISION AND REGULATION

General
Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities. Both the scope of the laws and regulations and the intensity of the supervision to which Heartland is subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, notably with the passage of the Economic Growth Act, Heartland expects that its business will remain subject to extensive regulation and supervision.

As a bank holding company with subsidiary banks chartered under the laws of eleven different states, Heartland is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Banks is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"); the California Department of Business Oversight, Division of Financial Institutions (the "California Division"); the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"); the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"); the Iowa Superintendent of Banking (the "Iowa Superintendent"); the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"); the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"); the Montana Division of Banking and Financial Institutions (the "Montana Division"); the New Mexico Financial Institutions Division (the "New Mexico FID"); the Texas Department of Banking (the "Texas Division"); and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of Heartland and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors, consumers, the stability of the financial system in the United States, and the health of the national economy, rather than stockholders.

Federal and state banking regulators regularly examine Heartland and its subsidiaries to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, Heartland and the Banks are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit Heartland’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect a subsidiary bank’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of Heartland.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to Heartland and its subsidiaries. Any change in the statutes, regulations or regulatory policies including changes in their interpretation or implementation, may have a material effect on the business of Heartland and its subsidiaries.

This section summarizes material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to us, nor does it disclose all of the requirements of the statutes, regulations and regulatory policies requirements that are described.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 24, 2018, the Economic Growth Act was signed into law. The immediate impact to Heartland of the Economic Growth Act eases various regulatory requirements, which will reduce the cost to comply with the original Dodd-Frank Act. However, management is continuing to evaluate the impact of other changes affected by the Economic Growth Act.

•
Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, providing relief from Dodd-Frank’s enhanced prudential standards and regulatory and company-run stress tests. The Federal Reserve has already stated that it will not take action to require bank holding companies with less than $100 billion in assets to comply with requirements related to resolution planning, liquidity risk management, internal liquidity stress testing, the liquidity coverage ratio, debt-to-equity limits, and capital planning, even before formal revisions to the regulations that implement these requirements. The Dodd-Frank Act originally mandated certain enhanced prudential standards for bank holding companies with greater than $50 billion in total consolidated assets as well as company-run stress tests for firms with greater than $10 billion in assets.

•
In addition, the Economic Growth Act increased the threshold for requiring a dedicated board risk committee from $10 billion in total consolidated assets (established under the Dodd-Frank Act) to $50 billion in total consolidated assets.

•	The Economic Growth Act amends the Volcker Rule by narrowing the definition of "banking entity" and revising the statutory provisions related to the naming of covered funds.

•	The Economic Growth Act provides that a depository institution must only assign a heightened risk weight to High Volatility Commercial Real Estate exposures as defined in the Economic Growth Act.

•
The Economic Growth Act also provides an exemption to the appraisal requirements for certain transactions with values of less than $400,000 involving real property or an interest in real property that is located in a rural area, as defined in the Act.

Most of the changes required by the Economic Growth Act applicable to bank holding companies with less than $100 billion in assets were effective upon adoption or have been effectively implemented by interim rules and regulatory policy statements. Furthermore, the Economic Growth Act directs the Federal Reserve to further tailor its supervision and regulation of large bank holding companies with more than $100 billion in assets.

The federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the relief from stress testing and risk management requirements provided by the Economic Growth Act.

Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Morrill & Janes Bank and Trust Company, Premier Valley Bank and First Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

Under the BHCA, Heartland is subject to periodic examination by the Federal Reserve. Supervision and examinations are confidential, and the outcomes of these actions will not be made public. Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits Heartland from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority permits bank holding companies, such as Heartland, to engage in a variety of banking-related businesses, including consumer finance, equipment leasing, mortgage banking, brokerage and the operation of a computer service bureau (which may engage in software development). Under the Dodd-Frank Act, however, any non-bank subsidiary would be subject to regulation no less stringent than the regulation applicable to the lead bank of the bank holding company. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA may elect to operate as financial holding companies which may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. As of the date of this Annual Report on Form 10-K, Heartland has not applied for approval to operate as a financial holding company.

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

Capital Requirements
Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, separate from and in addition to the capital requirements applicable to subsidiary financial institutions. These quantitative calculations are minimums, and the Federal Reserve, FDIC and applicable state banking regulators may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. In addition, if a bank holding company is not well-capitalized, it will have difficulty engaging in acquisition transactions, and, if its capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

In general, the regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into two components, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Beginning January 1, 2015, when the third installment of the Basel Accords ("Basel III") regulatory capital reforms became applicable to Heartland, a third category of capital, "Common Equity Tier 1 capital," has been added. It is tested against risk weighted assets. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan losses, other qualifying perpetual preferred stock, certain hybrid capital instruments and qualifying term subordinated debt. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

Until the implementation of the Basel III requirements, the Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, required holding companies with less than $10 billion of assets to comply with three capital ratios: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 3.0% for the most highly-rated banks with a minimum requirement of at least 4.0% for all others; (ii) a risk-based capital requirement consisting of a minimum ratio of Tier 1 capital to total risk-weighted assets (the "Tier1 Capital Ratio") of 4.0% and (iii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets (the "Total Capital Ratio") of 8.0%. The Basel III regulations, which became effective for Heartland and the Banks on January 1, 2015, (1) increased the minimum Leverage Ratio to 4.0% for all banks, (2) increased the Tier 1 Capital Ratio to 6.0% on January 1, 2015 and increased the Tier 1 Capital Ratio to 8.5% on January 1, 2019, and (3) created a new requirement to maintain a ratio of Common Equity Tier 1 capital ("Common Equity Tier 1 Capital Ratio") to risk-weighted assets of 4.5% as of January 1, 2015, which gradually increased to 7.0% on January 1, 2019. The Basel III Rules require inclusion in Common Equity Tier 1 Capital of the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, that are currently excluded from the definition of Tier1 capital, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Heartland and its banks elected not to include the effects of other comprehensive income in Common Equity Tier 1 Capital. Further, under the Basel III rules, if an institution grows beyond $15 billion in assets and makes an acquisition, its ability to include trust preferred securities in Tier 1 capital is phased out. However, the trust preferred securities issued by Heartland, as a holding company with less than $15 billion in assets, are grandfathered as Tier 1 capital by the Dodd-Frank Act, until Heartland grows beyond $15 billion in assets and makes an acquisition.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." Under current federal regulations, in order to be "well-capitalized" a financial institution must maintain a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater and a Leverage Ratio of 5.0% or greater. In order to be "well-capitalized" under the new Basel III Rules, a bank or bank holding company will be required to have a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 8.0% or greater, a Leverage Ratio of 5.0% or greater, and a Common Equity Tier 1 Capital Ratio of 6.5% or greater. As of December 31, 2018, Heartland had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies.

In addition, in December 2018, the United States federal banking agencies finalized standards that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting standard on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting standard, see Note 1 of the consolidated financial statements.

Stress Testing
Pursuant to the Dodd-Frank Act and regulations published by the Federal Reserve, institutions with average total consolidated assets greater than $10 billion were required to conduct an annual "stress test" of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios provided by bank regulatory agencies. The Economic Growth Act raised the asset threshold for stress testing from $10 billion to $100 billion for bank holding companies. As a result Heartland, as well as its Banks, are no longer subject to stress test regulations or any requirement to publish the results of the stress testing. Heartland will continue to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.

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

First Bank & Trust is a Texas-chartered bank. As a Texas-chartered bank, First Bank & Trust is subject to the examination, supervision, reporting and enforcement requirements of the Texas Division, the chartering authority for Texas banks.

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

The Dodd-Frank Act directed that the minimum deposit insurance fund reserve ratio would increase from 1.15% to 1.35% by September 30, 2020, and that the cost of the increase be borne by depository institutions with assets of $10 billion or more. In addition, all institutions with deposits insured by the FDIC were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. Since December 31, 2013, the assessment rate has been 0.01450% of total deposits. This requirement was met effective September 30, 2018, as a result of the FDIC’s reserve ratio exceeding 1.35%.

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

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2018, the Banks paid supervisory assessments totaling $1.2 million.

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

As of December 31, 2018: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) none of the Banks were subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

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

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "PATRIOT Act") and other related federal laws and regulations require financial institutions, including the Banks, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity. In May 2016, the Financial Crimes Enforcement Network published a final rule that requires financial institutions to develop policies, procedures and practices to prevent and deter money laundering. The program must be a written board-approved program that is reasonably designed to identify and verify the identities of beneficial owners of legal entity customers at the time a new account is opened. The program must, at a minimum (1) provide for a system of internal controls to assure ongoing compliance; (2) designate a compliance officer; (3) establish an ongoing employee training program; and (4) implement an independent audit function to test programs. Financial institutions were required to comply with the new rule beginning May 11, 2018. This rule has increased compliance costs for the Banks.

Dividend Payments
The primary source of funds for Heartland is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018.

As of December 31, 2018, approximately $311.3 million was available in retained earnings at the Banks for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.
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

In June 2016, the Federal Reserve Board issued supervisory guidance for assessing risk management for supervised institutions with total consolidated assets of less than $50 billion ("SR 16-11"). This guidance provides four key areas to evaluate in assessing a risk management system: board and senior management oversight of risk management; policies, procedures and limits; risk monitoring and management information systems and internal controls. In August 2017, the Federal Reserve Board issued proposed guidance addressing supervisory expectations of boards of directors that includes a proposal to further revise and align the supervisory expectations of boards of directors in areas beyond risk management with the board expectations set forth in SR 16-11.

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

In May 2018, the Federal Reserve requested comment on proposals to simplify and tailor the compliance requirements of the Volcker Rule. The Economic Growth Act has already changed some of these requirements, as described in the section of this Annual Report on Form 10-K entitled "Supervision and Regulation." Management will continue to evaluate the impact of the Volcker Rule as regulations implementing these changes are finalized.

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

Consumer Protection
The Consumer Finance Protection Bureau ("CFPB") has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services.

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

Mortgage Lending
Mortgage loans held at each of the Banks, which were made prior to the outsourcing of Heartland’s legacy mortgage lending business, and mortgage loans originated by PrimeWest Mortgage Corporation are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The final rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

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

Ability-to-Repay and Qualified Mortgage Rule
Effective on January 10, 2014, Regulation Z was amended to require mortgage lenders, such as PrimeWest Mortgage Corporation, to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The Banks and PrimeWest Mortgage Corporation primarily originate compliant qualified mortgages.

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

Durbin Amendment
The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets at year-end. Because Heartland's assets exceeded $10 billion at December 31, 2018, it will be required to comply with the Durbin Amendment effective July 1, 2019. Based on estimated calculations using 2018 debit card volume, the impact of the Durbin Amendment would be approximately $6.0 million on an annualized basis.

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

Economic and Market Conditions Risk

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
We operate in markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the business activity, population, income levels, deposits and real estate activity in those areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

Our business and performance is vulnerable to the impact of volatility in debt and equity markets.
As most of our assets and liabilities are financial in nature, our performance is sensitive to the performance of the financial markets. Turmoil and volatility in the financial markets can be a major contributory factor to overall weak economic conditions, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility may:

•	Affect the value or liquidity of our on-balance sheet and off-balance sheet financial instruments.

•	Affect the value of capitalized servicing assets.

•	Affect our ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect our liquidity and results of operations.

•
Affect the value of the assets that we manage or otherwise administer or service for others. Although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for our services.

Changes in interest rates and other conditions could negatively impact our results of operations.
As a result of the high percentage of our assets and liabilities that are interest-bearing, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on our financial performance. Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Reserve that influence market interest rates, and our ability to respond to changes in such rates. The Federal Reserve began raising rates in late 2015 and 2016 and their benchmark rate and market rates continued to increase during 2017 and 2018, contributing to improvement in our net interest income as the increase in interest we receive on our assets exceeded the increase in interest we were required to pay our depositors. However there is substantial uncertainty regarding the extent to which interest rates may increase in 2019 and future periods and what the future effects of any such increases will be on our interest income and expense.

At any given time, our assets and liabilities may be affected differently by a given change in interest rates. Asset values, especially commercial real estate collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations, and specifically, our net interest income. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations.

We may be adversely impacted by the transition from the London Interbank Offered Rate ("LIBOR") as a reference rate.
We have derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. In 2017, the United Kingdom Financial Conduct Authority indicated in an announcement that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. United States regulatory authorities have voiced similar support for phasing out LIBOR. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

Future impacts of the Tax Cuts and Jobs Act on us and our customers are unknown at present, creating uncertainty and risk related to our customers' future demand for credit and our future results. Additionally, changes in the federal, state or local tax laws may negatively impact our financial performance.
The Tax Cuts and Jobs Act was signed into law in December 2017. Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The potential limitation of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity or hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We realized a significant increase in our after-tax net income available to stockholders in 2018 but there is no guarantee that future years' results will have the same benefit. Some or all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. Additionally, the tax benefits could be repealed as a result of future regulatory actions. There is no assurance that presently anticipated benefits of the Tax Cuts and Jobs Act will be realized in the future.

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

Credit Risks

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
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, regarding the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to make uncollectible loans or enter into other unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Commercial loans, which involve greater complexities to underwrite and administer, make up a significant portion of our loan portfolio.
Heartland's commercial loans were $5.73 billion (including $3.71 billion of commercial real estate loans), or approximately 77%, of our total loan portfolio as of December 31, 2018. Our commercial loans, which tend to be larger and more complex credits than loans to individuals, are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the customer's business and market conditions.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending is a large portion of our commercial loan portfolio. These loans were $3.71 billion, or approximately 65%, of our total commercial loan portfolio as of December 31, 2018. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values could negatively affect some of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Lot and land development loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of lots or land held for resale. Economic events or governmental regulations outside of the control of Heartland or the borrower could negatively impact the future cash flow and market values of the affected properties.

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
At December 31, 2018, agricultural real estate loans totaled $239.8 million, or approximately 3%, of our total loan portfolio. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of a farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn, soybeans, peanuts and wheat. Accordingly, adverse circumstances affecting these crops could have a negative effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2018, these loans totaled $325.6 million, or approximately 4%, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas include dairy cows, hogs and feeder cattle. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of livestock.

We hold one- to four-family first-lien residential mortgage loans in our loan portfolio that may not meet the strict definition of a qualified mortgage.
The residential mortgage loans that we hold in our loan portfolio, which totaled $673.6 million, or approximately 9% of our total loan portfolio as of December 31, 2018, are primarily to borrowers we believe to be credit worthy based on internal standards and guidelines. Repayment is dependent upon the borrower's ability to repay the loan and the underlying value of the collateral. If we have overestimated or improperly calculated the abilities of the borrowers to repay those loans, default rates could be high, and we could face more legal process and costs in order to enforce collection of the loan obligations. If the value of the collateral is incorrect, we could face higher losses on the loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb probable loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Despite the current stable economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2018, our allowance for loan losses as a percentage of total loans was 0.84% and as a percentage of total nonperforming loans was approximately 85%. Although we believe that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Liquidity and Interest Rate Risks

Liquidity is essential to our businesses.
We require liquidity to meet our deposit and debt obligations as they come due. Access to liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of deposits. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our deposit liabilities are on demand, while a significant portion of our assets are loans that cannot be sold in the same timeframe or are securities that may not be readily saleable if there is disruption in capital markets. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our liability portfolio, including deposits, may subject us to liquidity risk and pricing risk from concentrations.
We strive to maintain a diverse liability portfolio, and we manage deposit portfolio diversification through our asset/liability committee process. However, even with our efforts to maintain diversification, we occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. Unanticipated, significant changes in these large balances could affect our liquidity risk and pricing risk, particularly within the deposit portfolio of a single Bank, where the effects of the concentration would be greater than for Heartland as a whole. Our inability to manage deposit concentration risk could have a material adverse effect on our business, financial condition and results of operations.

Revenue from our mortgage lending operations is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market, higher interest rates or new legislation.
We earn revenue from fees we receive for originating mortgage loans through PrimeWest Mortgage Corporation. We earn servicing income for servicing mortgage loans through our servicing units at Dubuque Bank and Trust Company and PrimeWest Mortgage Corporation. Our overall mortgage revenue is highly dependent upon the volume of loans we originate and sell in the secondary market. Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market and interest rate fluctuations. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect mortgage originations and, consequently, reduce our income from mortgage lending activities.

The value of our mortgage servicing rights can decline during periods of falling interest rates, and we may be required to take a charge against earnings for the decreased value.
A mortgage servicing right ("MSR") is the right to service a mortgage loan for a fee. We capitalize MSRs, primarily at PrimeWest Mortgage Corporation, when we originate mortgage loans and retain the servicing rights after we sell the loans. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect prepayment assumptions. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between the carrying amount and fair value, and, if temporary impairment exists, we establish a valuation allowance through a charge that negatively affects our earnings.

The derivative instruments that we use to hedge interest rate risk associated with our loans held for sale and rate locks on our mortgage banking business are complex and can result in significant losses.
We typically use derivatives and other instruments, primarily at PrimeWest Mortgage Corporation, to hedge changes in the value of loans held for sale and interest rate lock commitments. We generally do not hedge all of our risk, and we may not be successful in hedging any of the risk. Hedging is a complex process, requiring sophisticated models and constant monitoring, and our hedging models and assumptions may not fully predict or capture market changes. In addition, we may use hedging instruments that may not perfectly correlate with the value or income being hedged. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk. We could incur significant losses from our hedging activities.

The market for loans held for sale to secondary purchasers, primarily GSEs, has changed during recent years and further changes could impair the gains we recognize on sale of mortgage loans.
We sell most of the fixed-rate mortgage loans we originate, primarily at PrimeWest Mortgage Corporation, in order to reduce our credit and interest rate risks and to provide funding for additional loans. We rely on GSEs to purchase loans that meet their conforming loan requirements and on other capital markets investors to purchase loans that do not meet those requirements, which are referred to as "nonconforming" loans. During the past few years investor demand for nonconforming loans has fallen sharply, increasing credit spreads and reducing the ability to sell those loans. In response to the reduced liquidity in the capital markets, we may retain more nonconforming loans. When we retain a loan, not only do we keep the credit risk of the loan, but we also do not receive any sale proceeds that could be used to generate new loans. The absence of these sales proceeds could limit our ability to fund, and thus originate, new mortgage loans, reducing the fees we earn from originating and servicing loans. In addition, we cannot be assured that GSEs will not materially limit their purchases of conforming loans because of capital constraints or changes in their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs to which Heartland sells loans is currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. As noted above, there are various proposals to reform the housing finance market in the U.S., including the role of the GSEs in the housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on Heartland's business and financial results, are uncertain.

Our growth may create the need to raise additional capital in the future, but that capital may not be available when it is needed.
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
The primary source of funds for Heartland is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common stock and to pay interest and principal on our debt.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
We maintained a balance of $2.72 billion, or 24% of our assets, in investment securities at December 31, 2018. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Interruption in or breaches of our network security, including the occurrence of a cyber-incident or a deficiency in our cybersecurity measures, may result in a loss of business, reputational damage, increased operating costs, as well as litigation, regulatory sanctions and other liabilities.
We rely heavily on communications and information systems to conduct our business, and as part of our business, we maintain significant amounts of data about our customers and the products they use. As a result, our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.

Denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cybersecurity breaches affecting debit and credit card accounts of their customers. We have experienced cybersecurity incidents in the past, none of which have been significant. However, we anticipate that, as we grow, we could experience additional and potentially more serious incidents.

We make significant investments in various technology to identify and prevent intrusions into our information systems. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to protect our computer systems, there can be no assurance that these security measures will be successful. We have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems and perform regular audits using both internal and outside resources.

Information security risks continue to increase due to new technologies, the increasing use of the Internet and telecommunication technologies, including mobile devices, to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, and others. Specifically, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.

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
Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas. Because our service areas are spread over such a wide geographical area, our management headquartered in Dubuque, Iowa, is dependent on the effective leadership and capabilities of the management in our local markets for the continued success of Heartland. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy and could be difficult during times of low unemployment. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models could reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be appropriate to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2018, we had goodwill of $391.7 million, representing approximately 30% of stockholders’ equity.

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

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. At this time, we cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our results of operations, financial position and liquidity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our consolidated balance sheet reflected approximately $47.1 million of deferred tax assets at December 31, 2018, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

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
The banking and financial services business in our markets is highly competitive and is currently undergoing significant change. Our competitors include large regional banks, local community banks, online banks, thrifts, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, and increasingly these competitors provide integrated financial services over a broad geographic area. Some of our competitors may also have access to governmental programs that impact their position in the marketplace favorably. Increased competition in our markets may result in changes in our business model, sales of certain assets or business units, decreases in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable.

Legal, Compliance and Reputational Risks

Government regulation can result in limitations on our growth strategy.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, the CFPB, Housing and Urban Development ("HUD") and the various state agencies where we have a bank presence. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, our ability to offer new products, our ability to obtain financing and other aspects of our strategy.

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

While it is anticipated that the current administration will not increase the regulatory burden on community banks and may further reduce some of the burdens associated with implementation of the Dodd-Frank Act beyond those enacted in the Economic Growth Act, the ongoing impact of the administration is impossible to predict with any certainty, and changes in existing regulations and their enforcement may require modification to Heartland's existing regulatory compliance and risk management infrastructure.

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
The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules to establish a new comprehensive regulatory capital framework with a phase-in period beginning on January 1, 2015, and ending on January 1, 2019. The final Basel III rules and changes required by the Dodd-Frank Act substantially amended the regulatory risk-based capital rules applicable to Heartland. Under Basel III, the fully-phased in capital conservation buffer is 2.50% above the minimum capital requirement.

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

We are subject to additional regulatory requirements because our total assets exceed $10 billion, and these additional requirements could have an adverse effect on our financial condition or results of operations.
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

Effective July 1, 2019, which is expected to be the fourth consecutive quarter (and any applicable phase-in period) where our total average consolidated assets equals or exceeds $10 billion, we will, among other requirements:

•	be subject to comply with the Durbin Amendment, which will reduce interchange income

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system; and

•	be subject to more frequent regulatory examinations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2018, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Banks and of Citizens Finance Parent Co. as of December 31, 2018:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	10
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	10
Wisconsin Bank & Trust 8240 Mineral Point Road Madison, WI 53719	19,000	Owned	17
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2021	17
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	7
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Citywide Banks 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	25
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2023	2
Morrill & Janes Bank and Trust Company 6740 Antioch Road Merriam, KS 66204	7,500	Owned	9
Premier Valley Bank 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2023	8
First Bank & Trust(1) 9816 Slide Road Lubbock, TX 79424	64,500	Owned	15
Citizens Finance Parent Co.(2) 2200 John F. Kennedy Road, Suite 103 Dubuque, IA 52002	5,900	Lease term through 2019	14

(1) Includes PrimeWest Mortgage Corporation loan production offices.
(2) The consumer finance loan portfolios of the Citizens Finance companies were sold on January 11, 2019, and the locations were closed in the first quarter of 2019.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Banks by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suites 300 and 400 in Dubuque, Iowa, which is leased from an unrelated third party.

For information on obligations related to our leased facilities, see Note 15 "Commitments and Contingent Liabilities" of the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2018, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries as of December 31, 2018, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	69
Executive Operating Chairman and Director of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Citywide Banks, Minnesota Bank & Trust, Morrill & Janes Bank and Trust Company, Premier Valley Bank and First Bank & Trust; Director of Heartland Financial USA, Inc. Insurance Services

Bruce K. Lee	58	Chief Executive Officer, President and Director of Heartland; Director of Citywide Banks and First Bank & Trust; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	58	Executive Vice President, Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Andrew E. Townsend	52	Executive Vice President, Chief Credit Officer of Heartland
Brian J. Fox	70	Executive Vice President, Operations, of Heartland
David A. Prince	49	Executive Vice President, Commercial Banking, of Heartland
Janet M. Quick	53	Executive Vice President, Deputy Chief Financial Officer, Principal Accounting Officer of Heartland
Rodney L. Sloan	59	Executive Vice President, Chief Risk Officer of Heartland
Deborah K. Deters	54	Executive Vice President, Chief Human Resources Officer, of Heartland
Michael J. Coyle	73	Executive Vice President, Senior General Counsel, of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
Lynn H. Fuller	35	President and Chief Executive Officer of Dubuque Bank and Trust Company

Lynn B. Fuller was named Executive Operating Chairman of Heartland in 2018. Mr. Fuller has been a Director of Heartland and of Dubuque Bank and Trust Company since 1984 and was the Chief Executive Officer of Heartland from 1999 to 2018. He was President of Heartland from 1987 to 2015. Mr. Fuller has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Rocky Mountain Bank since 2004, Citywide Banks since 2006, Minnesota Bank & Trust since 2008, Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013, Morrill & Janes Bank and Trust Company since 2013. In 2015, he was named Director of Heartland Financial USA, Inc. Insurance Services and Premier Valley Bank. In 2018, Mr. Fuller was named a Director of First Bank & Trust. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1985. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the father of Lynn H. Fuller, President and Chief Executive Officer of Dubuque Bank and Trust Company.

Bruce K. Lee was named Chief Executive Officer of Heartland in 2018. Mr. Lee joined Heartland in 2015 as President and was elected a Director of Heartland in 2017. Mr. Lee was a Director of Rocky Mountain Bank from 2015 to 2018. Mr. Lee has been a Director of Heartland Financial USA, Inc. Insurance Services in 2015. In 2017, Mr. Lee was named a Director of Citywide Banks, and in 2018, he was named a Director of First Bank & Trust. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio where he managed sales and service functions for retail, commercial, residential mortgage, and investments as well as finance, human resources, and marketing. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio.

Bryan R. McKeag joined Heartland in 2013 as Executive Vice President, Chief Financial Officer. Mr. McKeag was named Director of Heartland Financial USA, Inc. Insurance Services in 2015. Prior to joining Heartland, Mr. McKeag served as Executive Vice President, Corporate Controller and Principal Accounting Officer with Associated Banc-Corp in Green Bay, Wisconsin. Prior to Associated Banc-Corp, Mr. McKeag spent 9 years in various finance positions at JP Morgan and 9 years in public accounting at KPMG in Minneapolis. He is an inactive holder of the certified public accountant certification.

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

David A. Prince joined Heartland in 2018 as Executive Vice President, Commercial Banking. Prior to joining Heartland, Mr. Prince was the Commercial Banking Group Executive Vice President at Associated Banc-Corp., headquartered in Green Bay, Wisconsin from 2010 until joining Heartland. Mr. Prince has served in leadership roles at GE Capital Commercial Finance and National City Bank and has extensive commercial lending experience.

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

Rodney L. Sloan was named Executive Vice President, Chief Risk Officer in August 2011. Mr. Sloan previously served as Senior Vice President, Credit Administration of Heartland since January 2011. Prior to joining Heartland, he served in various roles with Old Second Bancorp in Aurora, Illinois from 1990 to 2011. Mr. Sloan oversees all facets of the enterprise-wide risk management program and provides executive leadership to the compliance, loan review and BSA/AML functions at Heartland.

Deborah K. Deters joined Heartland in 2017 as Executive Vice President, Chief Human Resource Officer. Ms. Deters most recently served as the Senior Vice President and Chief Human Resources Officer at HUB International, LTD., based in Chicago, Illinois from 2009 until joining Heartland. While at HUB she was named the organization's first Chief Human Resources Officer and transformed its Human Resources function while supporting the company’s growth from 4,000 to over 10,000 employees. Prior to HUB International, LTD., Ms. Deters held several positions over 17 years with Bally Entertainment, finishing as Senior Vice President, Chief Human Resource Officer of Bally Total Fitness.

Michael J. Coyle joined Heartland in 2009 as Executive Vice President, Senior General Counsel. He served as Corporate Secretary from 2013 to 2018. In 2015, Mr. Coyle was named Secretary of Heartland Financial USA, Inc. Insurance Services. Prior to joining Heartland, Mr. Coyle was an attorney with the Dubuque, Iowa based law firm of Fuerste, Carew, Coyle, Juergens & Sudmeier, P.C. for 38 years, including 35 years as a senior partner. He has extensive experience in corporate and contract law.

Lynn H. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company in 2017. Mr. Fuller joined Heartland in 2014 as Executive Vice President, Corporate Director of Retail. In 2016, Mr. Fuller assumed the position of Market President of Dubuque Bank and Trust Company, and in 2017, Mr. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company. He serves on the board of Dubuque Bank and Trust Company. Prior to joining Heartland, from 2010 to 2013, Mr. Fuller was a Case Team Leader at Bain & Company in Chicago, Illinois. He led his team in providing expert advice on client issues and industry topics and recommended solutions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 3,000 stockholders of record as of February 21, 2019, and approximately 19,000 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the year ended December 31, 2018.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the Nasdaq Composite Index, the SNL U.S. Bank Nasdaq Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2013, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Heartland Financial USA, Inc.	$100.00	$95.67	$112.17	$174.05	$196.62	$162.83
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2013

* Total return assumes reinvestment of dividends

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2018	2017	2016	2015	2014
STATEMENT OF INCOME DATA
Interest income	$465,820	$363,658	$326,479	$265,968	$237,042
Interest expense	51,866	33,350	31,813	31,970	33,969
Net interest income	413,954	330,308	294,666	233,998	203,073
Provision for loan losses	24,013	15,563	11,694	12,697	14,501
Net interest income after provision for loan losses	389,941	314,745	282,972	221,301	188,572
Noninterest income	109,160	102,022	113,601	110,685	82,224
Noninterest expenses	353,888	297,675	279,668	251,046	215,800
Income taxes	28,215	43,820	36,556	20,898	13,096
Net income(1)	116,998	75,272	80,349	60,042	41,900
Preferred dividends and discount	(39)	(58)	(292)	(817)	(817)
Interest expense on convertible preferred debt	—	12	51	—	—
Net income available to common stockholders	$116,959	$75,226	$80,108	$59,225	$41,083

PER COMMON SHARE DATA
Net income – diluted	$3.52	$2.65	$3.22	$2.83	$2.19
Cash dividends	$0.59	$0.51	$0.50	$0.45	$0.40
Dividend payout ratio	16.76%	19.25%	15.53%	15.90%	18.26%
Book value per common share (GAAP)	$38.44	$33.07	$28.31	$25.92	$22.40
Tangible book value per common share (non-GAAP)(2)	$25.70	$23.99	$22.55	$20.60	$20.57
Weighted average shares outstanding-diluted	33,213,148	28,425,652	24,873,430	20,929,385	18,741,921
Tangible common equity ratio (non-GAAP)(3)	8.08%	7.53%	7.28%	6.09%	6.16%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(4)
Common stockholders' equity (GAAP)	$1,325,175	$990,519	$739,559	$581,475	$414,619
Less goodwill	391,668	236,615	127,699	97,852	35,583
Less core deposit intangibles and customer relationship intangibles, net	47,479	35,203	22,775	22,020	8,948
Tangible common stockholders' equity (non-GAAP)	$886,028	$718,701	$589,085	$461,603	$370,088

Common shares outstanding, net of treasury stock	34,477,499	29,953,356	26,119,929	22,435,693	18,511,125
Common stockholders' equity (book value) per share (GAAP)	$38.44	$33.07	$28.31	$25.92	$22.40
Tangible book value per common share (non-GAAP)	$25.70	$23.99	$22.55	$20.57	$19.99

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(5)
Total assets (GAAP)	$11,408,006	$9,810,739	$8,247,079	$7,694,754	$6,051,812
Less goodwill	391,668	236,615	127,699	97,852	35,583
Less core deposit intangibles and customer relationship intangibles, net	47,479	35,203	22,775	22,020	8,948
Total tangible assets (non-GAAP)	$10,968,859	$9,538,921	$8,096,605	$7,574,882	$6,007,281
Tangible common equity ratio (non-GAAP)	8.08%	7.53%	7.28%	6.09%	6.16%

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

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA
Investments	$2,715,388	$2,492,866	$2,131,086	$1,878,994	$1,706,953
Loans held for sale	119,801	44,560	61,261	74,783	70,514
Total loans receivable(1)	7,407,697	6,391,464	5,351,719	5,001,486	3,878,003
Allowance for loan losses	61,963	55,686	54,324	48,685	41,449
Total assets	11,408,006	9,810,739	8,247,079	7,694,754	6,051,812
Total deposits(2)	9,396,429	8,146,909	6,847,411	6,405,823	4,768,022
Long-term obligations	274,905	285,011	288,534	263,214	395,705
Preferred equity	—	938	1,357	81,698	81,698
Common stockholders’ equity	1,325,175	990,519	739,559	581,475	414,619

EARNINGS PERFORMANCE DATA
Return on average total assets	1.09%	0.83%	0.98%	0.88%	0.70%
Return on average common equity (GAAP)	9.93	8.63	11.80	11.92	10.62
Return on average tangible common equity (non-GAAP)(3)	14.79	11.45	15.15	13.90	12.04
Net interest margin (GAAP)	4.26	4.04	3.95	3.80	3.77
Net interest margin, fully tax-equivalent (non-GAAP)(4)	4.32	4.22	4.13	3.97	3.96
Efficiency ratio, fully tax equivalent(5)	63.54%	65.40%	66.25%	69.16%	71.61%
Earnings to fixed charges:
Excluding interest on deposits	8.59x	7.69x	7.27x	5.20x	3.98x
Including interest on deposits	3.65	4.30	4.38	3.33	2.50

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.69%	0.76%	0.91%	0.67%	0.74%
Nonperforming loans to total loans	0.98	0.99	1.20	0.79	0.65
Net loan charge-offs to average loans	0.25	0.24	0.11	0.12	0.39
Allowance for loan losses to total loans	0.84	0.87	1.02	0.97	1.07
Allowance for loan losses to nonperforming loans	85.27	87.82	84.37	122.77	165.33

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	10.94%	9.69%	8.53%	8.55%	8.00%
Average common equity to average assets	10.93	9.68	8.31	7.35	6.60
Total capital to risk-adjusted assets	13.72	13.45	14.01	13.74	15.73
Tier 1 capital	12.16	11.70	11.93	11.56	12.95
Common Equity Tier 1(6)	10.66	10.07	10.09	8.23	—
Tier 1 leverage	9.73	9.20	9.28	9.58	9.75

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(7)
Net income available to common stockholders (GAAP)	$116,959	$75,226	$80,108	$59,225	$41,083

Average common stockholders' equity (GAAP)	$1,177,346	$871,683	$678,989	$496,877	$386,844
Less average goodwill	340,352	184,554	125,724	56,781	35,688
Less average other intangibles, net	46,206	30,109	24,553	14,153	10,022
Average tangible common equity (non-GAAP)	$790,788	$657,020	$528,712	$425,943	$341,134
Annualized return on average common equity (GAAP)	9.93%	8.63%	11.80%	11.92%	10.62%
Annualized return on average tangible common equity (non-GAAP)	14.79%	11.45%	15.15%	13.90%	12.04%

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2018	2017	2016	2015	2014
Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(8)
Net Interest Income (GAAP)	$413,954	$330,308	$294,666	$233,998	$203,073
Plus tax-equivalent adjustment(9)	6,228	15,139	12,919	10,216	10,298
Net interest income - tax-equivalent (non-GAAP)	$420,182	$345,447	$307,585	$244,214	$213,371

Average earning assets	$9,718,106	$8,181,914	$7,455,217	$6,152,090	$5,384,275
Net interest margin (GAAP)	4.26%	4.04%	3.95%	3.80%	3.77%
Net interest margin, fully tax-equivalent (non-GAAP)	4.32%	4.22%	4.13%	3.97%	3.96%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(10)
Net Interest Income (GAAP)	$413,954	$330,308	$294,666	$233,998	$203,073
Plus tax-equivalent adjustment(8)	6,228	15,139	12,919	10,216	10,298
Net interest income - tax-equivalent (non-GAAP)	420,182	345,447	307,585	244,214	213,371
Noninterest income	109,160	102,022	113,601	110,685	82,224
Securities gains, net	(1,085)	(6,973)	(11,340)	(13,143)	(3,668)
Unrealized gain on equity securities, net	(212)	—	—	—	—
Impairment loss on securities	—	—	—	769	—
Gain on extinguishment of debt	—	(1,280)	—	—	—
Adjusted income	$528,045	$439,216	$409,846	$342,525	$291,927

Total noninterest expenses	$353,888	$297,675	$279,668	$251,046	$215,800
Less:
Core deposit intangibles and customer relationship intangibles amortization	9,355	6,077	5,630	2,978	2,223
Partnership investment in tax credit projects	4,233	1,860	1,051	4,357	2,436
Loss on sales/valuations of assets, net	2,208	2,475	1,478	6,821	2,105
Restructuring expenses	2,564	—	—	—	—
Adjusted noninterest expenses	$335,528	$287,263	$271,509	$236,890	$209,036

Efficiency ratio, fully tax-equivalent (non-GAAP)	63.54%	65.40%	66.25%	69.16%	71.61%

(1) Excludes loans held for sale.
(2) Excludes deposits held for sale.
(3) Refer to the "Reconciliation of Return on Average Tangible Common Equity (non-GAAP)" table.
(4) Refer to the "Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)" table.
(5) Refer to the "Reconciliation of Non-GAAP Measure-Efficiency Ratio (non-GAAP)" table.
(6) Prior to the adoption of Basel III requirements effective January 1, 2015, the common equity Tier 1 capital ratio was not a capital standard required by bank regulatory agencies.
(7) Return on average tangible common equity is net income available to common stockholders divided by average common stockholders' equity less goodwill and core deposit intangibles and customer relationship intangibles, net. This financial measure is included as it is considered to be a critical metric to analyze and evaluate the financial condition and capital strength of Heartland. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(8) Annualized net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

(9) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
(10) Efficiency ratio, fully tax-equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis, which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results of Heartland as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items, as noted in the table. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

There can be no assurances that the allowance for loan losses will be adequate to cover all probable loan losses, but management believes that the allowance for loan losses was appropriate at December 31, 2018. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses carried by the Banks. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

Business Combinations, Goodwill and Core Deposit Intangibles

We record all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Determining the fair value of assets and liabilities acquired often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include the use of estimates. Goodwill and indefinite-lived assets are not amortized but are subject, at a minimum, to annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Core deposit intangibles assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recognition of loans, goodwill and core deposit intangibles and subsequent impairment analysis require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods, including discounted cash flow analyses. Additionally, estimated cash flows may extend beyond five years and, by their nature, are difficult to determine over an extended timeframe. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments, insurance and consumer finance services to individuals and businesses. As of the date of this Annual Report on Form 10-K, Heartland has eleven banking subsidiaries with 119 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale and income on bank owned life insurance also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, FDIC insurance premiums, advertising, core deposit intangibles and customer relationship intangibles amortization and other real estate and loan collection expenses.

2018 Overview

Net income recorded for 2018 was $117.0 million compared to $75.3 million recorded in 2017, an increase of $41.7 million or 55%. Net income available to common stockholders was $117.0 million, or $3.52 per diluted common share, for the year ended December 31, 2018, compared to $75.2 million, or $2.65 per diluted common share, earned during the prior year. Return on average common equity was 9.93% and return on average assets was 1.09% for 2018, compared to 8.63% and 0.83%, respectively, for 2017.

The financial impact of the following transactions are included in the results of operations for the year ended December 31, 2018, but not in the results of operations for the year ended December 31, 2017:

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

•
On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Under the terms of the definitive merger agreement, Heartland acquired First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $189.9 million, of which $5.5 million was cash, and the remainder was settled by delivery of 3,350,664 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided First Bank Lubbock Bancshares, Inc. the funds necessary to repay outstanding debt of $3.9 million, and Heartland assumed $8.2 million of trust preferred securities at fair value. Immediately after the close of the transaction, Heartland paid $13.3 million to the holders of First Bank Lubbock Bancshares, Inc.'s stock appreciation rights. The transaction included, at fair value, total assets of $1.12 billion, including $681.1 million of gross loans held to maturity, and deposits of $893.8 million. Upon closing of the transaction, First Bank & Trust became a wholly-owned subsidiary of Heartland and continues to operate under its current name and management team as Heartland's eleventh state-chartered bank.

•
In 2018, Heartland recorded $2.6 million of restructuring expenses related to its legacy retail mortgage lending operation. The restructuring projects were primarily related to fully outsourcing all aspects of its legacy mortgage lending business and included a workforce reduction of approximately 100 employees and the discontinuation of several information systems. Because of the significant reduction in infrastructure and employees, retail mortgage lending is no longer considered a separate business segment as of January 1, 2018. Heartland has partnered with third-party providers to offer residential mortgage loans to customers in many of its markets. PrimeWest Mortgage Corporation continues to serve customers in Texas and has expanded to serve customers in Heartland's Southwestern markets.

•
During 2018, Heartland expanded its ongoing branch optimization process, which resulted in the closure of a branch at Dubuque Bank and Trust Company, Arizona Bank & Trust, Rocky Mountain Bank and Citywide Banks. Additionally, Heartland entered into agreements to sell two branches at Wisconsin Bank & Trust, two branches at Illinois Bank & Trust, and one branch at Citywide Banks. The sales are expected to close in the first half of 2019.

•
During the fourth quarter of 2018, Heartland decided to exit the consumer finance business and entered into an agreement to sell the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. (collectively, "Citizens"). The loan portfolios had a fair value of $67.2 million and were classified as held for sale as of December 31, 2018. The transaction closed on January 11, 2019, and all of the Citizens' locations closed in February 2019.

The pending branch sales and the sale of the Citizens portfolios resulted in the reclassification of $96.0 million of loans and $106.4 million of deposits as held for sale as of December 31, 2018.

Total assets of Heartland were $11.41 billion at December 31, 2018, an increase of $1.60 billion or 16% from $9.81 billion at year-end 2017. Included in this increase, at fair value, were $427.1 million of assets acquired in the Signature Bancshares, Inc. transaction and $1.12 billion of assets acquired in the First Bank Lubbock Bancshares, Inc. transaction. Exclusive of these transactions, total assets increased $52.8 million or 1% since December 31, 2017. Securities represented 24% of Heartland's total assets at December 31, 2018, compared to 25% at year-end 2017.

Total loans held to maturity were $7.41 billion at December 31, 2018, compared to $6.39 billion at year-end 2017, an increase of $1.02 billion or 16%. Excluding $96.0 million of loans that were classified as held for sale in conjunction with the pending branch sales and the Citizens transaction and $1.01 billion of loans acquired in 2018, total loans held to maturity increased $106.7 million or 2% since year-end 2017.

Total deposits were $9.40 billion as of December 31, 2018, compared to $8.15 billion at year-end 2017, an increase of $1.25 billion or 15%. This increase included $1.25 billion of deposits, at fair value, acquired in the Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. transactions. As of December 31, 2018, Heartland had $106.4 million of deposits classified as held for sale in conjunction with the pending branch sales. Exclusive of these transactions, total deposits increased $104.8 million or 1% since year-end 2017.

Common stockholders' equity was $1.33 billion at December 31, 2018, compared to $990.5 million at year-end 2017. Book value per common share was $38.44 at December 31, 2018, compared to $33.07 at year-end 2017. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $32.5 million at December 31, 2018, compared to an unrealized loss of $24.3 million at December 31, 2017.

2017 Overview

Net income recorded for 2017 was $75.3 million compared to $80.3 million recorded in 2016, a decrease of $5.1 million or 6%. Net income available to common stockholders was $75.2 million, or $2.65 per diluted common share, for the year ended

December 31, 2017, compared to $80.1 million, or $3.22 per diluted common share, earned during 2016. Return on average common equity was 8.63% and return on average assets was 0.83% for 2017, compared to 11.80% and 0.98%, respectively, for 2016.

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

Total assets were $9.81 billion at December 31, 2017, an increase of $1.56 billion or 19% since year-end 2016. Included in this increase, at fair value, were $213.9 million of assets acquired in the Founders Bancorp transaction and $1.49 billion of assets acquired in the Citywide Banks of Colorado, Inc. transaction. Exclusive of these transactions, total assets decreased $144.0 million or 2%. Securities represented 25% of total assets at December 31, 2017, compared to 26% at year-end 2016.

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

RECENT DEVELOPMENTS

Regulatory Developments

Heartland's total assets exceeded $10.0 billion as of June 30, 2018. Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Under the Dodd-Frank Act as originally adopted, most of these rules applied primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. For example, the Durbin Amendment, which is expected to be effective for Heartland on July 1, 2019, restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Based on calculations using 2018 debit card volume, the Durbin Amendment would reduce of Heartland’s debit card income by approximately $6.0 million annually.

The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act, in part through increases in the dollar threshold at which certain requirements apply. As amended by the Economic Growth Act, the threshold for required stress testing under the Dodd-Frank Act increased from $10 billion in total consolidated assets to $100 billion in total consolidated assets. In addition, the threshold for requiring a dedicated board risk committee under the Dodd-Frank Act increased from $10 billion in total consolidated assets to $50 billion in total consolidated assets. The Economic Growth Act included additional regulatory relief, much of which benefited banks with less than $10 billion in consolidated assets. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others require that the agencies jointly amend their rulemakings. Of those provisions that require further regulatory action, most of those applicable to bank holding companies with less than $100 billion in total consolidated assets have become effective through the adoption of interim final rules and regulatory policy statements. The federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the changes regarding stress testing and risk management from the Economic Growth Act.

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

For more information on the regulatory developments impacting Heartland’s business, see the section entitled, "Supervision and Regulation" in this Annual Report on Form 10-K.

Blue Valley Ban Corp. Merger Agreement

On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of the Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of December 31, 2018, Bank of Blue Valley had total assets of approximately $715.1 million, which included approximately $561.3 million of gross loans outstanding, and approximately $562.6 million of deposits. Because the merger agreement was signed on January 16, 2019, and the transaction is expected to close in the second quarter of 2019, the transaction has no impact on Heartland’s 2018 consolidated financial statements.

Sale of First Community Bank branches

On January 23, 2019, Heartland's Iowa-based subsidiary, Dubuque Bank and Trust Company, announced the sale of two branch locations, which operate as First Community Bank, in Keokuk, Iowa. The loans and deposits associated with this transaction totaled approximately $13.7 million and $82.1 million, respectively, as of the announcement date.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

Net interest margin, expressed as a percentage of average earning assets, was 4.26% (4.32% on a fully tax-equivalent basis) during 2018, compared to 4.04% (4.22% on a fully tax-equivalent basis) during 2017 and 3.95% (4.13% on a fully tax-equivalent basis) during 2016. The Tax Cuts and Jobs Act that passed on December 22, 2017, reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%. With the new 21% corporate federal tax rate, the conversion factor to a fully tax-equivalent basis decreased in 2018. The decline had no impact on net interest income but caused net interest margin on a fully tax-equivalent basis to decrease.

Our success in maintaining net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the years ended December 31, 2018, 2017 and 2016, our net interest margin included 22 basis points, 18 basis points and 15 basis points, respectively, of purchase accounting discount amortization. The sale of the Citizens' loan portfolios is expected to negatively impact net interest margin by approximately 10 to 15 basis points in future years.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income increased $102.2 million or 28% to $465.8 million in 2018 and increased $37.2 million or 11% from $363.7 million in 2017. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $6.2 million in 2018 and $15.1 million in 2017. With these adjustments, interest income on a tax-equivalent basis was $472.0 million during 2018, an increase of $93.3 million or 25%, and $378.8 million during 2017, an increase of $39.4 million or 12% from $339.4 million in 2016.

The average interest rate earned on total average earning assets was 4.86% during 2018 compared to 4.63% during 2017 and 4.55% during 2016. The overall tax-equivalent yield earned on the securities portfolio was 2.95% in 2018 compared to 3.06% in 2017 and 2.90% in 2016, a decrease of 11 basis points in 2018 and an increase of 16 basis points in 2017. The overall tax-equivalent yield earned on the loan portfolio was 5.60% in 2018 compared to 5.33% in 2017 and 5.20% in 2016, an increase of 27 basis points in 2018 and an increase of 13 basis points in 2017. The percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 73% during 2018 compared to 71% during 2017 and 73% during 2016.

The increases in interest income during both 2018 and 2017 were primarily due to growth in average earning assets, which totaled $9.72 billion during 2018 compared to $8.18 billion during 2017 and $7.46 billion during 2016, and recent increases in market interest rates. The increase in average earning assets was $1.54 billion or 19% for 2018 and $726.7 million or 10% for 2017. A majority of the growth in average earning assets during both years was attributable to the acquisitions completed during 2018 and 2017.

Interest expense increased $18.5 million or 56% during 2018 to $51.9 million compared to $33.4 million during 2017 and increased $1.5 million or 5% during 2017 from $31.8 million during 2016. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 0.83% in 2018 compared to 0.61% in 2017 and 0.60% in 2016. Average savings balances, as a percentage of total average interest bearing deposits, was 82% during 2018 and 2017 compared to 79% during 2016. The average interest rate paid on savings deposits was 0.53% during 2018 compared to 0.27% during 2017 and 0.22% during 2016. The increase in 2018 in the average rate paid on interest bearing deposits is primarily attributable to recent market interest rate increases.

Net interest income totaled $414.0 million during 2018, an increase of $83.6 million or 25% from the $330.3 million recorded during 2017. Net interest income increased $35.6 million or 12% during 2017 from the $294.7 million recorded during 2016. After the tax-equivalent adjustment discussed above, net interest income on a fully tax-equivalent basis increased $74.7 million or 22% during 2018 and $37.9 million or 12% during 2017. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows.

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

The following table provides certain information relating to our average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the years indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets with tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21% beginning January 1, 2018, and 35% for all prior periods. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing by the average balance of the tax favorable assets. Deposits held for sale are included in each respective deposit category.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$1,999,321	$54,131	2.71%	$1,629,936	$38,365	2.35%	$1,466,062	$32,858	2.24%
Nontaxable(1)	439,894	17,873	4.06	617,267	30,305	4.91	465,178	23,208	4.99
Total securities	2,439,215	72,004	2.95	2,247,203	68,670	3.06	1,931,240	56,066	2.90
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments	197,562	3,698	1.87	136,555	1,547	1.13	78,503	396	0.50
Federal funds sold	430	—	—	5,932	42	0.71	9,464	12	0.13
Loans:(2)
Commercial and commercial real estate(1)	5,401,683	289,379	5.36	4,256,158	211,316	4.96	3,846,285	190,101	4.94
Residential mortgage	692,310	32,047	4.63	655,515	30,242	4.61	738,634	30,168	4.08
Agricultural and agricultural real estate(1)	549,346	28,331	5.16	498,032	23,651	4.75	480,221	22,576	4.70
Consumer	496,900	37,250	7.50	437,356	35,194	8.05	422,972	32,636	7.72
Fees on loans		9,339	—		8,135	—		7,443	—
Less: allowance for loan losses	(59,340)	—	—	(54,837)	—	—	(52,102)	—	—
Net loans	7,080,899	396,346	5.60	5,792,224	308,538	5.33	5,436,010	282,924	5.20
Total earning assets	9,718,106	472,048	4.86%	8,181,914	378,797	4.63%	7,455,217	339,398	4.55%
Nonearning Assets	1,054,191			827,711			717,359
Total Assets	$10,772,297			$9,009,625			$8,172,576
Interest Bearing Liabilities(3)
Savings	$4,779,977	$25,123	0.53%	$4,044,032	$11,107	0.27%	$3,680,535	$8,000	0.22%
Time, $100,000 and over	499,409	4,789	0.96	377,090	3,016	0.80	424,802	3,178	0.75
Other time deposits	559,360	5,755	1.03	525,165	4,156	0.79	577,908	4,761	0.82
Short-term borrowings	142,295	1,696	1.19	190,040	678	0.36	298,734	1,202	0.40
Other borrowings	272,545	14,503	5.32	290,398	14,393	4.96	284,540	14,672	5.16
Total interest bearing liabilities	6,253,586	51,866	0.83%	5,426,725	33,350	0.61%	5,266,519	31,813	0.60%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,265,532			2,643,945			2,130,536
Accrued interest and other liabilities	75,224			66,248			78,028
Total noninterest bearing liabilities	3,340,756			2,710,193			2,208,564
Stockholders' Equity	1,177,955			872,707			697,493
Total Liabilities and Stockholders' Equity	$10,772,297			$9,009,625			$8,172,576
Net interest income, fully tax-equivalent (non-GAAP)(1)		$420,182			$345,447			$307,585
Net interest spread(1)			4.03%			4.02%			3.95%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(4)			4.32%			4.22%			4.13%
Interest bearing liabilities to earning assets	64.35%			66.33%			70.64%
Reconciliation of net interest margin, fully tax-equivalent (non-GAAP)(3)
Net interest income (GAAP)		$413,954			$330,308			$294,666
Plus tax-equivalent adjustment(1)		6,228			15,139			12,919
Net interest income, fully tax-equivalent (non-GAAP)		$420,182			$345,447			$307,585
Average earning assets	$9,718,106			$8,181,914			$7,455,217
Net interest margin (GAAP)			4.26%			4.04%			3.95%
Net interest margin, fully tax-equivalent (non-GAAP)			4.32%			4.22%			4.13%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.
(4) Net interest margin, fully tax-equivalent is a non-GAAP measure, which adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax exempt sources. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2018 Compared to 2017 Change Due to			2017 Compared to 2016 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$9,480	$6,286	$15,766	$3,800	$1,707	$5,507
Nontaxable(1)	(7,770)	(4,662)	(12,432)	7,472	(375)	7,097
Interest bearing deposits	874	1,277	2,151	429	722	1,151
Federal funds sold	(20)	(22)	(42)	(6)	36	30
Loans(1)(2)	71,484	16,324	87,808	18,860	6,754	25,614
TOTAL EARNING ASSETS	74,048	19,203	93,251	30,555	8,844	39,399
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits(3):
Savings	2,328	11,688	14,016	847	2,260	3,107
Time, $100,000 and over	1,099	674	1,773	(372)	210	(162)
Other time deposits	285	1,314	1,599	(423)	(182)	(605)
Short-term borrowings	(209)	1,227	1,018	(400)	(124)	(524)
Other borrowings	(914)	1,024	110	298	(577)	(279)
TOTAL INTEREST BEARING LIABILITIES	2,589	15,927	18,516	(50)	1,587	1,537
NET INTEREST INCOME	$71,459	$3,276	$74,735	$30,605	$7,257	$37,862

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.
(3) Includes deposits held for sale.

Provision For Loan Losses

A provision for loan losses is charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan losses. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's provision for loan losses will vary from year to year. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan Losses" in this Annual Report on Form 10-K. Heartland believes the allowance for loan losses as of December 31, 2018, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

The provision for loan losses was $24.0 million during 2018 compared to $15.6 million during 2017 and $11.7 million during 2016. Loans covered by the allowance totaled $5.73 billion as of December 31, 2018, compared to $4.89 billion as of December 31, 2017, and $4.40 billion as of December 31, 2016.

The provision expense increase of $8.5 million or 54% during 2018 was impacted by the approximately $854.3 million increase in the loans covered by the allowance. Additionally, two impaired commercial loans from acquired portfolios totaling $5.8 million required provision expense of $4.0 million. The provision expense recorded in 2017 was significantly impacted by charge-offs related to one agricultural relationship and one commercial relationship, which totaled $3.1 million. During 2016, a recovery of $2.3 million was recorded on a previously charged-off loan. There were no similar recoveries recorded in 2018 or 2017.

Provision expense at Citizens Finance Parent Co. totaled $2.2 million in 2018, $4.8 million in 2017 and $4.4 million in 2016. In 2018, Heartland recorded a $953,000 reduction to provision expense associated with the reclassification of the Citizens' loan portfolios to held for sale.

The allowance for loan losses at December 31, 2018, was 0.84% of loans and 85.27% of nonperforming loans compared to 0.87% of loans and 87.82% of nonperforming loans at December 31, 2017, and 1.02% of loans and 84.37% of nonperforming loans at December 31, 2016.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands:

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2018	2017	2016	2018/2017	2017/2016
Service charges and fees	$48,706	$39,183	$31,590	24%	24%
Loan servicing income	7,292	5,636	4,501	29	25
Trust fees	18,393	15,818	14,845	16	7
Brokerage and insurance commissions	4,513	4,033	3,869	12	4
Securities gains, net	1,085	6,973	11,340	(84)	(39)
Unrealized gain on equity securities, net	212	—	—	100	—
Gains on sale of loans held for sale	21,450	22,251	39,634	(4)	(44)
Valuation allowance on servicing rights	(46)	21	(33)	(319)	164
Income on bank owned life insurance	2,793	2,772	2,275	1	22
Other noninterest income	4,762	5,335	5,580	(11)	(4)
Total Noninterest Income	$109,160	$102,022	$113,601	7%	(10)%

Noninterest income was $109.2 million in 2018 compared to $102.0 million in 2017, an increase of $7.1 million or 7%. This increase is the result of higher service charges and fees and trust fees, the effect of which was partially offset by reduced securities gains, net. During 2017, noninterest income was $102.0 million compared to $113.6 million in 2016, a decrease of $11.6 million or 10%. This decrease reflected lower net gains on sale of loans held for sale and net securities gains, the effect of which was partially offset by higher service charges and fees.

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2018	2017	2016	2018/2017	2017/2016
Service charges and fees on deposit accounts	$11,291	$9,570	$8,314	18%	15%
Overdraft fees	10,796	9,365	8,300	15	13
Customer service fees	327	288	208	14	38
Credit card fee income	11,893	7,968	4,866	49	64
Debit card income	14,396	11,984	9,873	20	21
Other service charges	3	8	29	(63)	(72)
Total service charges and fees	$48,706	$39,183	$31,590	24%	24%

Service charges and fees increased $9.5 million or 24% from 2017 to 2018 and $7.6 million or 24% from 2016 to 2017. Service charges on checking and savings accounts totaled $11.3 million during 2018 compared to $9.6 million during 2017 and $8.3 million during 2016. Overdraft fees totaled $10.8 million during 2018, $9.4 million during 2017 and $8.3 million during 2016. Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in debit card income of

$14.4 million during 2018, $12.0 million during 2017 and $9.9 million during 2016. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to acquisitions completed in 2018 and 2017.

Heartland has focused on expanding its card payment solutions for businesses, particularly with its expense management service that provides business customers the ability to more efficiently manage their card-based spending. Fees for these services totaled $11.9 million in 2018, $8.0 million in 2017 and $4.9 million in 2016. Based on estimated calculations using 2018 debit card volume, Heartland estimates the impact of the Durbin Amendment, which Heartland expects to be subject to on July 1, 2019, will reduce debit card income by approximately $6.0 million on an annualized basis.

Loan Servicing Income
The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2018	2017	2016	2018/2017	2017/2016
Commercial and agricultural loan servicing fees(1)	$3,229	$3,118	$2,846	4%	10%
Residential mortgage servicing fees(2)	9,931	11,567	12,147	(14)	(5)
Mortgage servicing rights amortization	(5,868)	(9,049)	(10,492)	(35)	(14)
Total loan servicing income	$7,292	$5,636	$4,501	29%	25%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights.
(2) Heartland's mortgage servicing portfolio totaled $4,095,025, $3,558,090 and $4,308,580 as of December 31, 2018, 2017 and 2016, respectively.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $7.3 million for 2018 compared to $5.6 million for 2017 and $4.5 million for 2016. Loan servicing income related to the servicing of commercial and agricultural loans totaled $3.2 million during 2018 compared to $3.1 million during 2017 and $2.8 million during 2016.

Fees collected for the servicing of mortgage loans, primarily for GSEs, were $9.9 million during 2018 compared to $11.6 million during 2017 and $12.1 million during 2016. Heartland sold its GNMA servicing portfolio in the third quarter of 2017, which negatively impacted residential mortgage servicing income in the second half of 2017 as well as for the year ended December 31, 2018. Any GNMA government guaranteed residential real estate loans originated after July 1, 2017 by the Banks are sold into the secondary market with servicing released. Heartland acquired the right to service mortgage loans with the First Bank Lubbock Bancshares, Inc. transaction that closed on May 18, 2018, and the servicing fee income recorded in 2018 related to this portfolio totaled $1.0 million. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $5.9 million during 2018 compared to $9.0 million during 2017 and $10.5 million during 2016. The decrease in amortization of servicing rights in 2018 as compared to 2017 and 2016 was primarily due to decreased prepayment speeds of mortgage loans.

The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $4.10 billion at December 31, 2018, compared to $3.56 billion at December 31, 2017, and $4.31 billion at December 31, 2016. The increase in the mortgage servicing portfolio in 2018 was primarily attributable to the servicing portfolio acquired during the year, which totaled $648.9 million at December 31, 2018. The decrease in the mortgage servicing portfolio in 2017 was primarily attributable to the sale of the GNMA servicing portfolio previously discussed. Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Trust Fees
Trust fees increased $2.6 million or 16% to $18.4 million for 2018 compared to $15.8 million for 2017. For the year ended December 31, 2017, trust fees increased $973,000 or 7% from $14.8 million in 2016. A large portion of trust fees are based upon the market value of trust assets under management, which totaled $2.38 billion as of December 31, 2018, compared to $2.31 billion as of December 31, 2017.

Net Gains on Sale of Loans Held for Sale
The following table shows the activity related to the net gains on sales of loans held for sale for the years indicated, in thousands:

	As of and For the Years Ended December 31,
	2018	2017	2016
Total Residential Mortgage Loan Applications	$983,297	$1,061,149	$1,597,031
Residential Mortgage Loans Originated	$762,752	$762,979	$1,165,301
Residential Mortgage Loans Sold	$682,907	$709,845	$1,108,079
Percentage of residential mortgage loans originated for refinancing	24%	32%	40%

Net gains on sales of residential mortgage loans	$20,871	$21,657	$37,800
Net gains on sale of commercial and agricultural loans(1)	$579	$594	$1,834
Gains on sale of loans held for sale	$21,450	$22,251	$39,634

(1) Includes net gains on sale of commercial, commercial real estate and agricultural and agricultural real estate loans.

Net gains on sale of loans held for sale totaled $21.5 million during 2018 compared to $22.3 million during 2017 and $39.6 million during 2016. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Heartland has experienced weakened demand for mortgage loan refinancings as interest rates have increased, as opposed to a low interest rate environment that existed in prior years, which encouraged mortgage loan refinancings. Mortgage loan applications were $983.3 million during 2018 compared to $1.06 billion during 2017 and $1.60 billion during 2016. The percentage of residential mortgage loans that represented refinancings was 24% during 2018 compared to 32% during 2017 and 40% during 2016. The volume of residential mortgage loans sold totaled $682.9 million during 2018 compared to $709.8 million during 2017 and $1.11 billion during 2016.

Due to changes in Heartland's legacy mortgage lending business, net gains on sales of residential mortgage loans will only reflect PrimeWest Mortgage Corporation mortgage production in 2019. Assuming there are no significant changes in the current interest rate environment, management expects net gains on sales of residential mortgage loans to be $15 million to $16 million in 2019 with normal seasonal patterns.

Net gains on sale of loans held for sale also includes gains on the sale of commercial, commercial real estate, agricultural and agricultural real estate loans, which totaled $579,000 during 2018 compared to $594,000 during 2017 and $1.8 million during 2016.

Securities Gains, Net
Securities gains totaled $1.1 million during 2018 compared to $7.0 million during 2017 and $11.3 million during 2016. During 2017, the remaining three private label Z tranche securities with a book value of $57,000 were sold for a gain of $2.8 million. There were no similar sales in 2018, and Heartland's securities portfolio was in a net unrealized loss position during 2018.

Other Noninterest Income
Other noninterest income was $4.8 million during 2018 compared to $5.3 million during 2017 and $5.6 million during 2016, a decrease of $573,000 or 11% during 2018 and a decrease of $245,000 or 4% during 2017. Included in other noninterest income during 2017 was $464,000 related to recoveries on acquired loans that had been charged off prior to the acquisition dates and $1.3 million was associated with a gain on extinguishment of debt. Included in noninterest income in 2016 was a $1.2 million gain associated with a partnership investment, a $602,000 reimbursement from a customer for loan workout expenses that had been incurred and paid in prior years and a $517,000 recovery on a loan charged-off at Premier Valley Bank prior to acquisition. There were no similar items recorded in 2018.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands:

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2018	2017	2016	2018/2017	2017/2016
Salaries and employee benefits	$196,118	$171,407	$163,547	14%	5%
Occupancy	25,328	22,244	20,398	14	9
Furniture and equipment	12,529	11,061	10,245	13	8
Professional fees	39,811	32,879	27,676	21	19
FDIC insurance assessments	3,699	3,595	4,185	3	(14)
Advertising	9,565	7,229	6,448	32	12
Core deposit intangibles and customer relationship intangibles amortization	9,355	6,077	5,630	54	8
Other real estate and loan collection expenses	3,038	2,461	2,443	23	1
Loss on sales/valuations of assets, net	2,208	2,475	1,478	(11)	67
Restructuring expenses	2,564	—	—	100	—
Other noninterest expenses	49,673	38,247	37,618	30	2
Total Noninterest Expenses	$353,888	$297,675	$279,668	19%	6%

Noninterest expenses totaled $353.9 million in 2018 compared to $297.7 million in 2017, a $56.2 million or 19% increase, with the most significant increases in salaries and employee benefits, professional fees, advertising, restructuring expenses and other noninterest expenses. Noninterest expenses totaled $297.7 million in 2017 compared to $279.7 million in 2016, an $18.0 million or 6% increase, with the most significant increases in salaries and employee benefits, professional fees and loss on sales/valuations of assets, net.

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $24.7 million or 14% to $196.1 million in 2018 and $7.9 million or 5% to $171.4 million in 2017. These increases were primarily attributable to the additional salaries and employee benefits for employees of the acquired entities. Full-time equivalent employees totaled 2,045 on December 31, 2018, compared to 2,008 on December 31, 2017, and 1,864 on December 31, 2016.

Professional Fees
Professional fees increased $6.9 million or 21% to $39.8 million during 2018 and $5.2 million or 19% to $32.9 million during 2017. These increases were primarily attributable to the services provided to Heartland by third-party advisors, including services performed in connection with mergers and acquisitions, model validation expenses and advisory services associated with the increased level of regulation resulting from Heartland having assets over $10 billion.

Advertising
Advertising expense increased $2.3 million or 32% to $9.6 million during 2018 and $781,000 or 12% to $7.2 million during 2017. Advertising expense for First Bank & Trust totaled $805,000 for 2018. For the year ended December 31, 2018, digital advertising expense totaled $792,000, which was an increase of $571,000 or 258% from $221,000 recorded for the year ended December 31, 2017.

Net Losses on Sales/Valuations of Assets
Net losses on sales/valuations of assets totaled $2.2 million during 2018 compared to $2.5 million during 2017 and $1.5 million during 2016. Write-downs and losses of $1.3 million related to three other real estate properties were recorded in 2018. Included in net losses on sales/valuations of assets costs during 2017 were write-downs and losses totaling approximately $900,000 related to the disposal of assets acquired in the Citywide Banks of Colorado, Inc. transaction.

Other Noninterest Expenses
Other noninterest expenses were $49.7 million during 2018, $38.2 million during 2017 and $37.6 million during 2016. Included in other noninterest expenses were write-downs on partnership investments which qualified tax credits totaling $4.2 million in 2018, $1.9 million in 2017 and $1.1 million in 2016.

Restructuring Expenses
In the first quarter of 2018, Heartland recorded $2.6 million of restructuring expenses related to its mortgage lending operation. The restructuring projects were primarily related to outsourcing the loan application processing, underwriting and loan closing functions. The restructuring expenses consisted of severance and retention costs related to the workforce reduction and contract buyouts associated with the discontinued use of several information systems. Management expects to record restructuring expenses of approximately $2 million to $3 million in 2019 related to the completion of the sale of Citizens and the outsourcing of Heartland's legacy mortgage lending business.

Excluding the items noted above, increases in all other noninterest expense categories for the years ended December 31, 2018, and 2017, were primarily attributable to the acquisitions completed since 2016.

Efficiency Ratio

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, with the goal of reducing it to the low 60% range. The efficiency ratio, fully tax-equivalent, improved during 2018 to 63.54% compared to 65.40% for 2017 and 66.25% for 2016. Management has taken actions to improve its efficiency ratio, including restructuring its mortgage lending operations and optimizing bank branch locations. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction in order to optimize cost savings. Management expects the efficiency ratio will show variability from year to year as a result of acquisition activities and also from the seasonality and related revenue and expense mismatches that are inherent in the residential mortgage business.

See "Selected Financial Data" in Item 6 of this Annual Report on Form 10-K for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

Income Taxes

Heartland's effective tax rate was 19.4% for 2018 compared to 36.8% for 2017 and 31.3% for 2016. The lower effective tax rate for 2018 when compared to 2017 and 2016 was primarily the result of the reduced corporate federal tax rate. The Tax Cuts and Jobs Act, which among other provisions, reduced the federal corporate tax rate to 21% from the maximum rate of 35% effective January 1, 2018. In response to the Tax Cuts and Jobs Act, Heartland recorded a $10.4 million non-cash charge to income tax expense in 2017 to adjust the value of its deferred tax assets and liabilities.

Included in Heartland's effective tax rate were solar energy tax credits totaling $2.9 million for 2018 and $449,000 for 2017, federal historic tax rehabilitation tax credits totaling $713,000 for 2017, and federal low-income housing tax credits totaling $1.2 million for each year ended December 31, 2018, 2017 and 2016. Heartland's effective tax rate is also affected by the level of tax-exempt interest income which, as a percentage of pre-tax income, was 16.1% during 2018, 23.6% during 2017 and 20.5% during 2016. The tax-equivalent adjustment for this tax-exempt interest income was $6.2 million during 2018, $15.1 million during 2017 and $12.9 million during 2016.

FINANCIAL CONDITION

Heartland's total assets were $11.41 billion at December 31, 2018, an increase of $1.60 billion or 16% since December 31, 2017. Included in this increase, at fair value, were $427.1 million of assets acquired in the Signature Bancshares, Inc. transaction and $1.12 billion of assets acquired in the First Bank Lubbock Bancshares, Inc. transaction. Heartland's total assets were $9.81 billion at December 31, 2017, an increase of $1.56 billion or 19% since December 31, 2016. Included in this increase, at fair value, were $213.9 million of assets acquired in the Founders Bancorp transaction and $1.49 billion of assets acquired in the Citywide Banks of Colorado, Inc. transaction.

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

Heartland’s major source of income is interest on loans. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated, in thousands:

LOAN PORTFOLIO
	As of December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial	$2,020,231	27.26%	$1,646,606	25.76%	$1,287,265	24.04%	$1,279,214	25.56%	$1,036,080	26.72%
Commercial real estate	3,711,481	50.08	3,163,269	49.48	2,538,582	47.42	2,326,360	46.50	1,707,060	44.02
Agricultural and agricultural real estate	565,408	7.63	511,588	8.00	489,318	9.14	471,870	9.43	423,827	10.93
Residential mortgage	673,603	9.09	624,279	9.76	617,924	11.54	539,555	10.78	380,341	9.81
Consumer	440,158	5.94	447,484	7.00	420,613	7.86	386,867	7.73	330,555	8.52
Gross loans receivable held to maturity	7,410,881	100.00%	6,393,226	100.00%	5,353,702	100.00%	5,003,866	100.00%	3,877,863	100.00%
Unearned discount	(1,624)		(556)		(699)		(488)		(90)
Deferred loan fees	(1,560)		(1,206)		(1,284)		(1,892)		(1,028)
Total net loans receivable held to maturity	$7,407,697		$6,391,464		$5,351,719		$5,001,486		$3,876,745
Loans covered under loss share agreements:
Commercial and commercial real estate	$—	—%	$—	—%	$—	—%	$—	—%	$54	4.29%
Agricultural and agricultural real estate	—	—	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—	1,204	95.71
Consumer	—	—	—	—	—	—	—	—	—	—
Total loans covered under loss share agreements	—	—%	—	—%	—	—%	—	—%	1,258	100.00%
Allowance for loan losses	(61,963)		(55,686)		(54,324)		(48,685)		(41,449)
Loans receivable, net	$7,345,734		$6,335,778		$5,297,395		$4,952,801		$3,836,554

Loans held for sale totaled $119.8 million at December 31, 2018, which includes $96.0 million of loans to be sold in conjunction with the pending branch sales and Citizens' loan portfolios, and $23.8 million of primarily residential mortgage loans. Loans held for sale totaled $44.6 million at December 31, 2017, and $61.3 million at December 31, 2016, which is primarily affected by mortgage loan origination activity.

The table below sets forth the remaining maturities of loans by category, including loans held for sale and excluding unearned discount and deferred loan fees, as of December 31, 2018, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS(1)

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$871,744	$417,238	$245,819	$308,362	$182,105	$2,025,268
Commercial real estate	782,431	1,127,412	585,048	198,576	1,031,171	3,724,638
Residential real estate	104,043	38,833	63,050	166,099	327,617	699,642
Agricultural and agricultural real estate	285,350	174,114	30,603	33,573	43,932	567,572
Consumer	143,275	67,286	43,478	33,757	225,766	513,562
Total	$2,186,843	$1,824,883	$967,998	$740,367	$1,810,591	$7,530,682

(1) Maturities based upon contractual dates.

Total loans held to maturity were $7.41 billion at December 31, 2018, compared to $6.39 billion at year-end 2017, an increase of $1.02 billion or 16%. Excluding $96.0 million of loans that were classified as held for sale in conjunction with the pending branch sales and the Citizens transaction and $1.01 billion of loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. in 2018, total loans held to maturity increased $106.7 million or 2% since year-end 2017. Total loans held to maturity were $6.39 billion at December 31, 2017, compared to $5.35 billion at year-end 2016, an increase of $1.04 billion or 19%. This increase includes $1.08 billion of total loans held to maturity, at fair value, acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions. Exclusive of these transactions, total loans held to maturity decreased $42.1 million or less than 1% since year-end 2016.

The commercial and commercial real estate loan category continues to be the primary focus for all of the Banks. These loans comprised 77% of the loan portfolio at December 31, 2018 compared to 75% at year-end 2017. Commercial and commercial real estate loans, which totaled $5.73 billion at December 31, 2018, increased $921.8 million or 19% since year-end 2017. Exclusive of $830.0 million of commercial and commercial real estate loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. in 2018, commercial and commercial real estate loans increased $91.8 million or 2% since year-end 2017. Included in loans acquired from Signature Bancshares, Inc. is a lease portfolio with a fair value of $16.0 million as of the acquisition date. The lease portfolio is included with the commercial loan category for disclosure purposes. Commercial and commercial real estate loans increased $984.0 million or 26% to $4.81 billion at December 31, 2017. Exclusive of $988.1 million of commercial and commercial real estate loans acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions, commercial and commercial real estate loans decreased $4.1 million or less than 1% to $4.81 billion at December 31, 2017.

Residential mortgage loans, which totaled $673.6 million at December 31, 2018, increased $49.3 million or 8% since year-end 2017. Exclusive of $81.6 million of residential mortgage loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. in 2018, residential mortgage loans decreased $32.3 million or 5% from year-end 2017. Residential mortgage loans, which totaled $624.3 million at December 31, 2017, increased $6.4 million or 1% since year-end 2016. Exclusive of $64.4 million of residential mortgage loans acquired in 2017, residential mortgage loans decreased $58.0 million or 9% from year-end 2016.

Agricultural and agricultural real estate loans, which totaled $565.4 million at December 31, 2018, increased $53.8 million or 11% in 2018 from $511.6 million at December 31, 2017, and increased $22.3 million or 5% in 2017 from $489.3 million at December 31, 2016. Excluding $28.6 million of agricultural and agricultural loans acquired in the First Bank Lubbock Bancshares, Inc. transaction in 2018, agricultural and agricultural real estate loans increased $25.2 million or 5% since year-end 2017. Approximately 77% of Heartland's agricultural loans at year-end 2018 were borrowers located in the Midwest. The agricultural loan portfolio is well diversified among loans relating to grain crops, dairy cows, hogs and cattle.

Consumer loans, which totaled $440.2 million at December 31, 2018, decreased $7.3 million or 2% in 2018 from $447.5 million at December 31, 2017, and increased $26.9 million or 6% in 2017 from $420.6 million at December 31, 2016. Exclusive of $65.3 million of consumer loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. and $73.4 million of loans transferred to held for sale, consumer loans increased $800,000 or less than 1% since December 31, 2017. Excluding $30.9 million of acquired loans in 2017, consumer loans decreased $4.1 million or 1% since December 31, 2016.

Loans secured by real estate, either fully or partially, totaled $4.80 billion or 65% of gross loans at December 31, 2018 and $4.23 billion or 66% of total loans at December 31, 2017. Approximately 51% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2018	2017
Residential real estate, excluding residential construction and residential lot loans	$1,119,942	$1,080,066
Industrial, manufacturing, business and commercial	805,265	935,614
Agriculture	270,023	256,452
Retail	435,680	348,749
Office	485,262	356,782
Land development and lots	216,665	162,273
Hotel, resort and hospitality	233,735	167,396
Multi-family	311,319	211,862
Food and beverage	130,981	108,977
Warehousing	186,436	125,372
Health services	182,882	155,529
Residential construction	171,116	134,848
All other	255,145	187,508
Total loans secured by real estate	$4,804,451	$4,231,428

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

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2018	2017	2016	2015	2014
Not covered under loss share agreements:
Nonaccrual loans	$71,943	$62,581	$64,299	$39,655	$25,070
Loans contractually past due 90 days or more	726	830	86	—	—
Total nonperforming loans	72,669	63,411	64,385	39,655	25,070
Other real estate	6,153	10,777	9,744	11,524	19,016
Other repossessed assets	459	411	663	485	445
Total nonperforming assets not covered under loss share agreements	$79,281	$74,599	$74,792	$51,664	$44,531
Covered under loss share agreements:
Nonaccrual loans	$—	$—	$—	$—	$278
Total nonperforming loans	—	—	—	—	278
Other real estate	—	—	—	—	—
Total nonperforming assets covered under loss share agreements	$—	$—	$—	$—	$278
Restructured loans(1)	$4,026	$6,617	$10,380	$11,075	$12,133
Nonperforming loans not covered under loss share agreements to total loans receivable	0.98%	0.99%	1.20%	0.79%	0.65%
Nonperforming assets not covered under loss share agreements to total loans receivable plus repossessed property	1.07%	1.17%	1.39%	1.03%	1.14%
Nonperforming assets not covered under loss share agreements to total assets	0.69%	0.76%	0.91%	0.67%	0.74%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including other real estate owned ("OREO") during 2018 and 2017, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2017	$63,411	$10,777	$411	$74,599
Loan foreclosures	(7,954)	7,866	88	—
Net loan charge offs	(17,736)	—	—	(17,736)
New nonperforming loans	59,097	—	—	59,097
Acquired nonperforming assets	9,246	1,186	—	10,432
Reduction of nonperforming loans(1)	(33,395)	—	—	(33,395)
OREO/Repossessed sales proceeds	—	(11,578)	(74)	(11,652)
OREO/Repossessed assets write-downs, net	—	(2,098)	(27)	(2,125)
Net activity at Citizens Finance Parent Co.	—	—	61	61
December 31, 2018	$72,669	$6,153	$459	$79,281

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2016	$64,385	$9,744	$663	$74,792
Loan foreclosures	(5,555)	5,294	261	—
Net loan charge offs	(14,201)	—	—	(14,201)
New nonperforming loans	47,547	—	—	47,547
Acquired nonperforming assets	1,075	6,916	—	7,991
Reduction of nonperforming loans(1)	(29,840)	—	—	(29,840)
OREO/Repossessed sales proceeds	—	(10,449)	(245)	(10,694)
OREO/Repossessed assets write-downs, net	—	(728)	(12)	(740)
Net activity at Citizens Finance Parent Co.	—	—	(256)	(256)
December 31, 2017	$63,411	$10,777	$411	$74,599

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $72.7 million or 0.98% of total loans at December 31, 2018, compared to $63.4 million or 0.99% of total loans at December 31, 2017. Excluding $9.2 million of acquired nonperforming loans, nonperforming loans remained unchanged from year-end 2017. Exclusive of $1.1 million of acquired nonperforming loans, nonperforming loans decreased $2.0 million or 3% in 2017. Approximately 18%, or $13.1 million, of Heartland's nonperforming loans at December 31, 2018, were in the residential real estate portfolio compared to 33% or $20.9 million at December 31, 2017. At December 31, 2018 and 2017, $7.7 million and $13.5 million, respectively, of the nonperforming residential real estate loans were repurchased loans under various GNMA insured or guaranteed loan programs.

Approximately 50%, or $36.2 million, of Heartland's nonperforming loans at December 31, 2018, had individual loan balances exceeding $1.0 million, the largest of which was $7.2 million. At December 31, 2017, approximately 42%, or $26.7 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $8.6 million. The portion of Heartland's nonresidential real estate nonperforming loans covered by government guarantees was $7.7 million at December 31, 2018, compared to $3.0 million at December 31, 2017, and $3.0 million at December 31, 2016.

During the third quarter of 2017, Heartland sold substantially of all of its GNMA loan servicing portfolio, which contained loans with an unpaid principal balance of approximately $773.9 million. The sale effectively eliminates Heartland's obligation, as a GNMA loan servicer, to repurchase any additional non-performing government guaranteed residential real estate loans from the
GNMA loan pools. In addition, any GNMA government guaranteed residential real estate loans originated after July 1, 2017 by Heartland's banks are sold into the secondary market with servicing released.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.21% at December 31, 2018, compared to 0.27% at December 31, 2017, and 0.37% at December 31, 2016.

Other real estate owned was $6.2 million at December 31, 2018, compared to $10.8 million at December 31, 2017, and $9.7 million at December 31, 2016. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $11.6 million in 2018 compared to $10.4 million in 2017 and $4.6 million in 2016.

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

We had an aggregate balance of $8.1 million in restructured loans at December 31, 2018, of which $4.1 million were classified as nonaccrual and $4.0 million were accruing according to the restructured terms. At December 31, 2017, we had an aggregate balance of $10.9 million in restructured loans, of which $4.3 million were classified as nonaccrual and $6.6 million were accruing according to the restructured terms.

At December 31, 2018, $240.6 million or 55% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $223.8 million or 50% at December 31, 2017. Under our policy guidelines for the underwriting of these lines of credit, the customer may receive advances of up to 90% of the value of the property securing the line, provided the customer qualifies for Tier I classification, our internal ranking for customers considered to possess a high credit quality profile. Additionally, to qualify for advances up to 90% of the value of the property securing the line, the first mortgage must be held by Heartland and the customer must escrow for both taxes and insurance. Otherwise, advances under HELOCs cannot exceed 80% of the value of the property securing the loan.

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

The allowance for loan losses at December 31, 2018, was 0.84% of loans and 85.27% of nonperforming loans compared to 0.87% of loans and 87.82% of nonperforming loans at December 31, 2017, and 1.02% of loans and 84.37% of nonperforming loans at December 31, 2016. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan losses at December 31, 2018, was 1.03% of loans in comparison with 1.13% of loans at December 31, 2017, and 1.22% of loans at December 31, 2016. The provision for loan losses was $24.0 million during 2018 compared to $15.6 million during 2017 and $11.7 million during 2016. The allowance for loan losses on impaired loans represented $7.6 million at December 31, 2018, in comparison with $4.8 million at December 31, 2017, and $6.8 million at December 31, 2016. The allowance on non-impaired loans was $54.4 million at December 31, 2018, in comparison with $50.9 million at December 31, 2017, and $47.6 million at December 31, 2016. The allowance on non-impaired loans is 0.74% at December 31, 2018 compared to 0.81% of non-impaired loans at December 31, 2017 and 0.91% at December 31, 2016. The increase in allowance for loan losses associated with loans individually evaluated for impairment in 2018 was primarily attributable to one commercial relationship with $2.7 million of total impairment recorded in 2018. Heartland had $1.63 billion of acquired loans, which are net of $40.9 million of valuation reserves that were not subject to the allowance at December 31, 2018. At December 31, 2017, Heartland had $1.47 billion of acquired loans, which are net of $36.4 million of valuation reserves that were not subject to the allowance.

The amount of net charge-offs was $17.7 million during 2018 compared to $14.2 million during 2017 and $6.1 million during 2016. As a percentage of average loans, net charge-offs were 0.25% during 2018 compared to 0.24% during 2017 and 0.11% during 2016. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $6.4 million during 2018 compared to $4.7 million during 2017 and $4.3 million during 2016. The Citizens' loan portfolios were recorded at fair value due to the held for sale classification, which resulted in a charge-off of $3.1 million in the fourth quarter of 2018. Historically, the Citizens' loan portfolios have accounted for approximately 6 to 8 basis points of net charge-offs.

The $8.1 million increase in net charge-offs in 2017 is primarily attributable to five relationships, which had a combined $6.8 million in charge-offs during the year. Of these charge-offs, $2.5 million had been reserved in prior years. We recognize charge-offs on certain collateral dependent loans by writing down the loan balance to an estimated net realizable value based on the anticipated disposition value.

The table below summarizes activity in the allowance for loan losses for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
	As of December 31,
	2018	2017	2016	2015	2014
Allowance at beginning of year	$55,686	$54,324	$48,685	$41,449	$41,685
Charge-offs:
Commercial	7,916	4,640	1,348	1,887	8,749
Commercial real estate	1,977	2,712	2,868	1,368	2,889
Residential real estate	372	800	346	241	342
Agricultural and agricultural real estate	1,437	2,916	214	551	2,251
Consumer	9,583	6,803	6,618	4,967	4,496
Total charge-offs	21,285	17,871	11,394	9,014	18,727
Recoveries:
Commercial	978	811	930	1,167	753
Commercial real estate	1,047	1,192	3,327	1,200	2,290
Residential real estate	96	358	29	183	148
Agricultural and agricultural real estate	13	18	10	32	11
Consumer	1,415	1,291	1,043	971	788
Total recoveries	3,549	3,670	5,339	3,553	3,990
Net charge-offs(1)(2)	17,736	14,201	6,055	5,461	14,737
Provision for loan losses	24,013	15,563	11,694	12,697	14,501
Allowance at end of year	$61,963	$55,686	$54,324	$48,685	$41,449
Net charge-offs to average loans	0.25%	0.24%	0.11%	0.12%	0.39%

(1) Includes net charge-offs at Citizens Finance Parent Co. of $6,397 for 2018, $4,673 for 2017, $4,280 for 2016, $2,902 for 2015, and $3,080 for 2014.
(2) Includes net charge-offs (recoveries) on loans covered under loss share agreements of $0 for 2018, $0 for 2017, $0 for 2016, $0 for 2015, and ($14) for 2014.

The table below shows our allocation of the allowance for loan losses by types of loans and the amount of unallocated reserves, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial	$24,505	27.26%	$18,098	25.76%	$14,765	24.04%	$16,095	25.56%	$11,909	26.72%
Commercial real estate	25,538	50.08	21,950	49.48	24,319	47.42	19,532	46.50	15,898	44.02
Residential real estate	1,785	9.09	2,224	9.76	2,263	11.54	1,934	10.78	3,741	9.81
Agricultural and agricultural real estate	4,953	7.63	4,258	8.00	4,210	9.14	3,887	9.43	3,295	10.93
Consumer	5,182	5.94	9,156	7.00	8,767	7.86	7,237	7.73	6,606	8.52
Total allowance for loan losses	$61,963		$55,686		$54,324		$48,685		$41,449

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 24% of Heartland's total assets at December 31, 2018, compared to 25% at December 31, 2017, and 26% at December 31, 2016. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown wholesale borrowings. Total securities carried at fair value as of December 31, 2018, were $2.45 billion, an increase of $234.0 million or 11% since December 31, 2017. The increase includes $35.2 million of securities acquired in 2018. Total securities carried at fair value as of December 31, 2017, were $2.22 billion, an increase of $370.9 million or 20% since December 31, 2016. The increase includes $236.4 million of securities acquired in the Founders Bancorp and Citywide Banks of Colorado, Inc. transactions.

The table below presents the composition of the securities portfolio, including carried at fair value, held to maturity and other, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2018		2017		2016
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$31,951	1.18%	$5,328	0.21%	$4,700	0.22%
Mortgage and asset-backed securities	2,026,698	74.64	1,753,736	70.35	1,290,500	60.56
Obligation of states and political subdivisions	611,257	22.50	694,565	27.86	799,806	37.53
Equity securities	17,086	0.63	16,674	0.67	14,520	0.68
Other securities	28,396	1.05	22,563	0.91	21,560	1.01
Total securities	$2,715,388	100.00%	$2,492,866	100.00%	$2,131,086	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporations and agencies was 1% at December 31, 2018, compared to less than 1% at both December 31, 2017, and December 31, 2016. Mortgage and asset-backed securities comprised 75% of Heartland's securities portfolio at December 31, 2018, compared to 70% at December 31, 2017, and 61% at December 31, 2016.

Approximately 62% of Heartland's mortgage and asset-backed securities were issued by GSEs at December 31, 2018, compared to 75% at December 31, 2017, and 77% at December 31, 2016. Heartland's securities portfolio had an expected modified duration of 4.01 years as of December 31, 2018, compared to 4.71 years as of December 31, 2017, and 4.34 years as of December 31, 2016.

At December 31, 2018, we had $28.4 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2018, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$22,942	2.09%	$2,472	2.62%	$1,593	2.08%	$4,944	3.84%	$—	—%	$31,951	2.40%
Obligations of states and political subdivisions	7,221	2.69	48,648	2.72	133,830	2.87	185,275	2.97	—	—	374,974	2.84
Mortgage and asset-backed securities	—	—	—	—	—	—	—	—	2,026,698	2.94	2,026,698	2.94
Equity securities	—	—	—	—	—	—	—	—	17,086	—	17,086	—
Total	$30,163	2.24%	$51,120	2.71%	$135,423	2.86%	$190,219	2.99%	$2,043,784	2.45%	$2,450,709	2.92%

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$583	3.31%	$31,156	4.05%	$111,690	4.30%	$92,854	3.72%	$236,283	4.04%
Total	$583	3.31%	$31,156	4.05%	$111,690	4.30%	$92,854	3.72%	$236,283	4.04%

The unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2018. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2018			2017			2016
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$3,265,532	35.87%	—%	$2,643,945	34.83%	—%	$2,130,536	31.27%	—%
Savings	4,779,977	52.50	0.53	4,044,032	53.28	0.27	3,680,535	54.02	0.22
Time deposits less than $100,000	559,360	6.14	1.03	525,165	6.92	0.79	577,908	8.48	0.82
Time deposits of $100,000 or more	499,409	5.49	0.96	377,090	4.97	0.80	424,802	6.23	0.75
Total deposits	$9,104,278	100.00%		$7,590,232	100.00%		$6,813,781	100.00%

Total average deposits increased $1.51 billion or 20% during 2018, which includes approximately $856.7 million of deposits acquired in 2018. Total average deposits increased $776.5 million or 11% during 2017, which includes approximately $739.0 million of deposits acquired with the Founders Bancorp and Citywide of Colorado, Inc. transactions. Excluding acquired deposits, total average deposits increased $657.3 million or 9% during 2018 and $37.5 million or 1% during 2017. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 41% during 2018, 46% during 2017 and 53% during 2016.

Average demand deposits increased $621.6 million or 24% during 2018 and $513.4 million or 24% during 2017. Exclusive of approximately $213.7 million of demand deposits acquired in 2018, average demand deposits increased $407.9 million or 15%. Exclusive of approximately $337.3 million of demand deposits acquired in 2017, average demand deposits increased $176.1 million or 8%. The mix of total deposits has continued to improve, with demand deposits representing 35% at both December 31, 2018, and 2017. The percentage of our total average demand deposit balances attributable to branch banking offices in our Midwestern markets was 34% during 2018, 37% during 2017 and 43% during 2016.

Average savings deposit balances increased by $735.9 million or 18% during 2018 and $363.5 million or 10% during 2017. Excluding approximately $428.7 million of average savings deposits acquired in 2018, average savings deposits increased $307.3 million or 8%. Excluding approximately $322.5 million of average savings deposits acquired in 2017, average savings deposits increased $41.0 million or 1%. At year-end 2018, saving deposits represented 54% of total deposits compared to 53% at year-end 2017. The percentage of our total average savings deposit balances attributable to branch banking offices in our Midwestern markets was 46% in 2018, 51% in 2017 and 59% in 2016.

Average time deposits increased $156.5 million or 17% during 2018, and exclusive of approximately $214.4 million of time deposits acquired in 2018, average time deposits decreased $57.9 million or 6%. Average time deposits decreased $100.5 million or 10% during 2017, and exclusive of approximately $79.2 million of time deposits acquired in 2017, average time deposits decreased $179.7 million or 18%. Excluding acquisitions, the decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Banks priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers with only certificate of deposit accounts. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts. The percentage of our total average time deposit balances excluding brokered time deposits attributable to branch banking offices in our Midwestern markets was 59% during 2018, 46% during 2017 and 51% during 2016. Average brokered time deposits as a percentage of total average deposits were less than 1% during 2018, 1% during 2017 and 2% during 2016.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2018, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2018
3 months or less	$112,140
Over 3 months through 6 months	119,808
Over 6 months through 12 months	161,970
Over 12 months	191,756
$585,674

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2018, and 2017, in thousands:

	December 31, 2018	December 31, 2017
Securities sold under agreement to repurchase	$80,124	$107,957
Federal funds purchased	35,400	168,250
Advances from the FHLB	100,838	40,000
Other short-term borrowings	10,648	8,484
Total	$227,010	$324,691

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2018, the amount of short-term borrowings was $227.0 million compared to $324.7 million at year-end 2017, a decrease of $97.7 million or 30%. Short-term FHLB advances totaled $100.8 million at December 31, 2018, compared to $40.0 million at December 31, 2017, an increase of $60.8 million or 152%. Federal funds purchased totaled $35.4 million at December 31, 2018, and $168.3 million at December 31, 2017, which was a decrease of $132.9 million or 79%.

All of the banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $80.1 million at December 31, 2018, compared to $108.0 million at December 31, 2017, a decrease of $27.8 million or 26%.

Also included in short-term borrowings is a $30.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. During 2018, Heartland borrowed $25.0 million on this revolving credit line and subsequently repaid the amount in full. No balance was outstanding on this line at December 31, 2018, and December 31, 2017.

The following table reflects information regarding our short-term borrowings as of December 31, 2018, 2017, and 2016, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2018	2017	2016
Balance at end of period	$227,010	$324,691	$306,459
Maximum month-end amount outstanding	229,890	324,691	399,490
Average month-end amount outstanding	152,391	182,846	287,857
Weighted average interest rate at year-end	1.96%	1.11%	0.29%
Weighted average interest rate for the year	1.19%	0.36%	0.40%

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of December 31, 2018, and 2017:

	December 31, 2018	December 31, 2017
Advances from the FHLB	$3,399	$6,702
Wholesale repurchase agreements	—	30,000
Trust preferred securities	130,913	121,886
Senior notes	5,000	11,000
Note payable to unaffiliated bank	58,417	33,667
Contracts payable for purchase of real estate and other assets	1,953	1,881
Subordinated notes	74,143	74,000
Other borrowings	1,080	5,875
Total	$274,905	$285,011

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt and obligations under trust preferred capital securities. As of December 31, 2018, the amount of other borrowings was $274.9 million, a decrease of $10.1 million or 4% since year-end 2017.

Long-term FHLB borrowings with an original term beyond one year totaled $3.4 million at December 31, 2018, compared to $6.7 million at December 31, 2017, a decrease of $3.3 million or 49%. Total long-term FHLB borrowings at December 31, 2018, had an average interest rate of 4.03% and an average remaining maturity of 53 months.

Structured wholesale repurchase agreements totaled $0 and $30.0 million at December 31, 2018, and December 31, 2017, respectively.

Heartland had $130.9 million of trust preferred securities net of deferred issuance costs outstanding at December 31, 2018, compared to $121.9 million net of deferred issuance costs at December 31, 2017, which is an increase of $9.0 million or 7%. This increase includes $8.2 million of trust preferred securities acquired at fair value in the First Bank Lubbock Bancshares, Inc. transaction. In the fourth quarter of 2017, Heartland repurchased and retired $15.0 million of trust preferred securities from Heartland Statutory Trust IV, and a gain of $1.2 million was recorded in other noninterest income in conjunction with this transaction.

A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2018, excluding deferred issuance costs, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/18(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	5.54%	(2)	03/17/2034	03/17/2019
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.77%	(3)	04/07/2036	04/07/2019
Heartland Financial Statutory Trust VI	20,619	06/21/2007	6.75%	4.27%	(4)	09/15/2037	03/15/2019
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	4.22%	(5)	09/01/2037	03/01/2019
Morrill Statutory Trust I	8,994	12/19/2002	3.25% over LIBOR	6.07%	(6)	12/26/2032	03/26/2019
Morrill Statutory Trust II	8,642	12/17/2003	2.85% over LIBOR	5.64%	(7)	12/17/2033	03/17/2019
Sheboygan Statutory Trust I	6,440	09/17/2003	2.95% over LIBOR	5.74%		09/17/2033	03/17/2019
CBNM Capital Trust I	4,359	09/10/2004	3.25% over LIBOR	6.04%		12/15/2034	03/15/2019
Citywide Capital Trust III	6,383	12/19/2003	2.80% over LIBOR	5.32%		12/19/2033	04/23/2019
Citywide Capital Trust IV	4,238	09/30/2004	2.20% over LIBOR	4.85%		09/30/2034	05/23/2019
Citywide Capital Trust V	11,523	05/31/2006	1.54% over LIBOR	4.33%		07/25/2036	03/15/2019
OCGI Statutory Trust III	2,989	06/27/2002	3.65% over LIBOR	6.44%	(8)	09/30/2032	03/30/2019
OCGI Capital Trust IV	5,286	09/23/2004	2.50% over LIBOR	5.29%	(9)	12/15/2034	03/15/2019
	$131,021

(1) Effective weighted average interest rate as of December 31, 2018, was 5.56% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2018, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2018, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2018, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2018, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2018, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2018, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(8) Effective interest rate as of December 31, 2018, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(9) Effective interest rate as of December 31, 2018, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Heartland has a non-revolving credit facility with an unaffiliated bank to provide borrowing capacity not to exceed $70.0 million. At December 31, 2018, $58.4 million was outstanding on the note payable with an unaffiliated bank compared to $33.7 million at December 31, 2017. This non-revolving credit facility is being amortized over five years, and the balance is due in April 2021. At December 31, 2018, Heartland had $8.3 million of available borrowing capacity, of which no balance was outstanding.

Heartland also had senior notes totaling $5.0 million and $11.0 million at December 31, 2018, and 2017, respectively. These senior notes mature with respect to $5.0 million in 2019. The senior notes are unsecured and bear interest at 5.00% per annum payable quarterly.

In 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds were used for general corporate purposes. For regulatory purposes, $74.1 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2018.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average assets	N/A	N/A	N/A	$10,946,440

December 31, 2017	13.45%	11.70%	10.07%	9.20%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,511,544	$7,511,544	$7,511,544	N/A
Average assets	N/A	N/A	N/A	$9,552,227

December 31, 2016	14.01%	11.93%	10.09%	9.28%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$6,335,807	$6,335,807	$6,335,807	N/A
Average assets	N/A	N/A	N/A	$8,147,357

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

On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Under the terms of the definitive merger agreement, Heartland acquired First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $189.9 million, of which $5.5 million was cash, and the remainder was settled by delivery of 3,350,664 shares of Heartland common stock.
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

On July 29, 2016, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provides Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may be offered is not specified in the registration statement, and the terms of any future offerings will be established at the time of the offering. The registration statement expires in July 2019.

Common stockholders' equity was $1.33 billion at December 31, 2018, compared to $990.5 million at year-end 2017. Book value per common share was $38.44 at December 31, 2018, compared to $33.07 at year-end 2017. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, were at an unrealized loss of $32.5 million at December 31, 2018, compared to an unrealized loss of $24.3 million at December 31, 2017.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2018, and December 31, 2017, commitments to extend credit aggregated $2.47 billion and $1.96 billion, and standby letters of credit aggregated $71.9 million and $55.5 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2018, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,023,730	$666,994	$281,538	$59,224	$15,974
Long-term debt obligations	274,905	13,612	33,317	7,694	220,282
Operating lease obligations	34,328	5,776	10,595	5,538	12,419
Purchase obligations	8,598	4,808	3,387	403	—
Other long-term liabilities	4,146	650	630	112	2,754
Total contractual obligations	$1,345,707	$691,840	$329,467	$72,971	$251,429

Other commitments:
Lines of credit	$2,471,466	$1,729,816	$300,475	$157,059	$284,116
Standby letters of credit	71,903	50,765	20,748	390	—
Total other commitments	$2,543,369	$1,780,581	$321,223	$157,449	$284,116
On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of the Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of December 31, 2018, Bank of Blue Valley had total assets of approximately $715.1 million, which included approximately $561.3 million of gross loans outstanding, and approximately $562.6 million of deposits. Because the merger agreement was signed on January 16, 2019, and the transaction is expected to close in the second quarter of 2019, the transaction has no impact on Heartland’s 2018 consolidated financial statements.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. At December 31, 2018, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $30.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At December 31, 2018, $8.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of December 31, 2018.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $311.3 million as of December 31, 2018.

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

In the event of short-term liquidity needs, the Banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs, and at December 31, 2018, Heartland had $1.35 billion of borrowing capacity under these programs.

At December 31, 2018, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $30.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit facility with the same unaffiliated bank. At December 31, 2018, $8.3 million was available on this non-revolving credit facility, of which no balance was outstanding.

Heartland has filed a universal shelf registration statement with the SEC that provides Heartland the ability to raise capital, subject to SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement expires in July 2019.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in 2018 when compared to 2017.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2018, and 2017, provided the results below, in thousands.

	2018		2017
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$440,218	(2.67)%	$341,575	(3.27)%
Base	$452,284		$353,131
Up 200 Basis Points	$471,792	4.31%	$356,452	0.94%
Year 2
Down 100 Basis Points	$426,429	(5.72)%	$324,951	(7.98)%
Base	$459,871	1.68%	$357,124	1.13%
Up 200 Basis Points	$502,386	11.08%	$381,394	8.00%

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

We enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the loan is made or the letter of credit is issued. Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both December 31, 2018, and December 31, 2017, Heartland held no securities in its securities trading portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2018	2017
ASSETS
Cash and due from banks	3	$223,135	$168,723
Interest bearing deposits with the Federal Reserve Bank and other banks and other short-term investments		50,495	27,280
Cash and cash equivalents		273,630	196,003
Time deposits in other financial institutions		4,672	9,820
Securities:
Carried at fair value (cost of $2,492,620 at December 31, 2018, and cost of $2,248,181 at December 31, 2017)	4	2,450,709	2,216,753
Held to maturity, at cost (fair value of $245,341 at December 31, 2018, and $265,494 at December 31, 2017)	4	236,283	253,550
Other investments, at cost	4	28,396	22,563
Loans held for sale		119,801	44,560
Loans receivable:	5
Held to maturity		7,407,697	6,391,464
Allowance for loan losses	5, 6	(61,963)	(55,686)
Loans receivable, net		7,345,734	6,335,778
Premises, furniture and equipment, net	7	187,418	172,324
Premises, furniture and equipment held for sale	2	7,258	1,977
Other real estate, net		6,153	10,777
Goodwill	2, 8	391,668	236,615
Core deposit intangibles and customer relationship intangibles, net	8	47,479	35,203
Servicing rights, net	8	31,072	25,857
Cash surrender value on life insurance		162,892	142,818
Other assets		114,841	106,141
TOTAL ASSETS		$11,408,006	$9,810,739
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$3,264,737	$2,983,128
Savings		5,107,962	4,240,328
Time		1,023,730	923,453
Total deposits		9,396,429	8,146,909
Deposits held for sale		106,409	—
Short-term borrowings	10	227,010	324,691
Other borrowings	11	274,905	285,011
Accrued expenses and other liabilities		78,078	62,671
TOTAL LIABILITIES		10,082,831	8,819,282
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both December 31, 2018, and December 31, 2017)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2018, and December 31, 2017)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2018, and December 31, 2017, none issued or outstanding at both December 31, 2018, and December 31, 2017)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2018, and December 31, 2017; no shares issued or outstanding at December 31, 2018, and 745 shares issued and outstanding at December 31, 2017)		—	938
Common stock (par value $1 per share; 40,000,000 shares authorized at both December 31, 2018 and December 31, 2017; issued 34,477,499 shares at December 31, 2018, and 29,953,356 shares at December 31, 2017)		34,477	29,953
Capital surplus		743,095	503,709
Retained earnings		579,252	481,331
Accumulated other comprehensive loss		(31,649)	(24,474)
Treasury stock at cost (0 shares at both December 31, 2018, and December 31, 2017)		—	—
TOTAL STOCKHOLDERS' EQUITY		1,325,175	991,457
TOTAL LIABILITIES AND EQUITY		$11,408,006	$9,810,739

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans	5	$393,871	$304,006	$278,128
Interest on securities:
Taxable		54,131	38,365	32,858
Nontaxable		14,120	19,698	15,085
Interest on federal funds sold		—	42	12
Interest on interest bearing deposits in other financial institutions		3,698	1,547	396
TOTAL INTEREST INCOME		465,820	363,658	326,479
INTEREST EXPENSE:
Interest on deposits	9	35,667	18,279	15,939
Interest on short-term borrowings		1,696	678	1,202
Interest on other borrowings (includes $179, $1,290 and $1,914 of interest expense related to derivatives reclassified from accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016, respectively)	12	14,503	14,393	14,672
TOTAL INTEREST EXPENSE		51,866	33,350	31,813
NET INTEREST INCOME		413,954	330,308	294,666
Provision for loan losses	5, 6	24,013	15,563	11,694
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		389,941	314,745	282,972
NONINTEREST INCOME:
Service charges and fees	21	48,706	39,183	31,590
Loan servicing income	8	7,292	5,636	4,501
Trust fees	21	18,393	15,818	14,845
Brokerage and insurance commissions	21	4,513	4,033	3,869
Securities gains, net (includes $1,085, $6,764, and $11,518 of net security gains reclassified from accumulated other comprehensive income for the years ended December 31, 2018, 2017, and 2016, respectively)	4	1,085	6,973	11,340
Unrealized gain on equity securities, net	4	212	—	—
Net gains on sale of loans held for sale		21,450	22,251	39,634
Valuation allowance on servicing rights	8	(46)	21	(33)
Income on bank owned life insurance		2,793	2,772	2,275
Other noninterest income		4,762	5,335	5,580
TOTAL NONINTEREST INCOME		109,160	102,022	113,601
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	196,118	171,407	163,547
Occupancy	15	25,328	22,244	20,398
Furniture and equipment	7	12,529	11,061	10,245
Professional fees		39,811	32,879	27,676
FDIC insurance assessments		3,699	3,595	4,185
Advertising		9,565	7,229	6,448
Core deposit intangibles and customer relationship intangibles amortization	8	9,355	6,077	5,630
Other real estate and loan collection expenses		3,038	2,461	2,443
Loss on sales/valuations of assets, net		2,208	2,475	1,478
Restructuring expenses		2,564	—	—
Other noninterest expenses		49,673	38,247	37,618
TOTAL NONINTEREST EXPENSES		353,888	297,675	279,668
INCOME BEFORE INCOME TAXES		145,213	119,092	116,905
Income taxes (includes $165, $2,042, and $3,582 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016, respectively)	13	28,215	43,820	36,556
NET INCOME		116,998	75,272	80,349
Preferred dividends		(39)	(58)	(292)
Interest expense on convertible preferred debt		—	12	51
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$116,959	$75,226	$80,108
EARNINGS PER COMMON SHARE - BASIC	1	$3.54	$2.67	$3.26
EARNINGS PER COMMON SHARE - DILUTED	1	$3.52	$2.65	$3.22
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.59	$0.51	$0.50

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2018	2017	2016
NET INCOME	$116,998	$75,272	$80,349
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(9,568)	23,778	(31,271)
Reclassification adjustment for net gains realized in net income	(1,085)	(6,764)	(11,518)
Net change in non-credit related other than temporary impairment	—	—	7
Income taxes	2,731	(6,670)	16,738
Other comprehensive income (loss) on securities	(7,922)	10,344	(26,044)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	816	210	(209)
Reclassification adjustment for net losses on derivatives realized in net income	431	1,290	1,914
Income taxes	(220)	(765)	(680)
Other comprehensive income on cash flow hedges	1,027	735	1,025
Other comprehensive income (loss)	(6,895)	11,079	(25,019)
TOTAL COMPREHENSIVE INCOME	$110,103	$86,351	$55,330

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2016	$81,698	$22,436	$216,436	$348,630	$(6,027)	$—	$663,173
Comprehensive income (loss)				80,349	(25,019)		55,330
Cash dividends declared:
Series C Preferred, $2.50 per share				(168)			(168)
Series D Preferred, $52.50 per share				(124)			(124)
Common, $0.50 per share				(12,578)			(12,578)
Redemption of Series C preferred stock	(81,698)						(81,698)
Issuance of Series D preferred stock	3,777						3,777
Redemption of Series D preferred stock	(2,420)						(2,420)
Purchase of 82,601 shares of treasury stock						(3,719)	(3,719)
Issuance of 3,766,837 shares of common stock		3,684	108,462			3,719	115,865
Stock based compensation			3,478				3,478
Balance at December 31, 2016	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income (loss)				75,272	11,079		86,351
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)				4,507	(4,507)		—
Series D Preferred, $70.00 per share				(58)			(58)
Common, $0.51 per share				(14,499)			(14,499)
Redemption of Series D preferred stock	(419)						(419)
Purchase of 13,066 shares of treasury stock						(625)	(625)
Issuance of 3,846,493 shares of common stock		3,833	171,265			625	175,723
Stock based compensation			4,068				4,068
Balance at December 31, 2017	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income (loss)				116,998	(6,895)		110,103
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:
Series D Preferred, $52.50 per share				(39)			(39)
Common, $0.59 per share				(19,318)			(19,318)
Conversion of Series D preferred stock	(938)						(938)
Purchase of 1,761 shares of treasury stock						(97)	(97)
Issuance of 4,525,904 shares of common stock		4,524	234,881			97	239,502
Stock based compensation			4,505				4,505
Balance at December 31, 2018	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,998	$75,272	$80,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,791	30,144	30,757
Provision for loan losses	24,013	15,563	11,694
Net amortization of premium on securities	25,142	26,961	32,101
Provision for deferred taxes	2,760	13,263	7,162
Securities gains, net	(1,085)	(6,973)	(11,340)
Unrealized gain on equity securities, net	(212)	—	—
Stock based compensation	4,505	4,068	3,478
Loss on sales/valuations of assets, net	2,208	2,475	1,478
Loans originated for sale	(646,019)	(728,681)	(1,119,817)
Proceeds on sales of loans held for sale	714,259	760,484	1,160,079
Net gains on sales of loans held for sale	(16,404)	(15,102)	(26,740)
Increase in accrued interest receivable	(3,368)	(593)	(779)
Decrease in prepaid expenses	2,364	576	194
Increase (decrease) in accrued interest payable	(2)	34	(835)
Gain on extinguishment of debt	—	(1,280)	—
Capitalization of servicing rights	(5,160)	(7,358)	(12,894)
Valuation adjustment on servicing rights	46	(21)	33
Net excess tax benefit from stock based compensation	674	1,246	374
Other, net	(8,760)	(14,148)	(6,769)
NET CASH PROVIDED BY OPERATING ACTIVITIES	242,750	155,930	148,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(1,000)	—	—
Proceeds from the sale of securities available for sale	727,895	1,456,750	909,942
Proceeds from the sale of securities held to maturity	—	—	4,557
Proceeds from the sale, maturity of and principal paydowns on other investments	1,618	2,790	5,673
Proceeds from the redemption of time deposits in other financial institutions	8,767	12,171	—
Proceeds from the maturity of and principal paydowns on securities available for sale	237,747	222,656	188,071
Proceeds from the maturity of and principal paydowns on securities held to maturity	15,953	10,621	9,683
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	6,993	34,904	250
Purchase of securities available for sale	(1,197,822)	(1,816,564)	(1,335,244)
Purchase of other investments	(3,731)	(1,116)	(2,250)
Net (increase) decrease in loans	(132,401)	22,109	222,874
Purchase of bank owned life insurance policies	(2,228)	(2,000)	—
Proceeds from bank owned life insurance policies	—	—	111
Proceeds from sale of mortgage servicing rights	—	6,290	—
Capital expenditures	(12,742)	(8,113)	(10,327)
Net cash and cash equivalents received in acquisitions	212,197	71,089	8,084
Proceeds from sale of equipment	2,972	4,867	947
Proceeds on sale of OREO and other repossessed assets	11,562	10,844	4,484
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(124,220)	27,298	6,855

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	8,052	154,394	123,613
Net increase (decrease) in savings accounts	318,697	(166,733)	86,319
Net decrease in time deposit accounts	(221,980)	(79,733)	(416,455)
Proceeds on short-term revolving credit line	25,000	20,000	—
Repayments on short-term revolving credit line	(25,000)	(20,000)	—
Net decrease in short-term borrowings	(158,519)	(25,847)	(15,921)
Proceeds from short term FHLB advances	462,940	251,139	329,566
Repayments of short term FHLB advances	(402,102)	(241,505)	(336,850)
Proceeds from other borrowings	30,131	—	40,000
Repayments of other borrowings	(59,157)	(9,645)	(21,636)
Redemption of preferred stock	—	—	(81,698)
Payment for the redemption of debt	—	(13,800)	—
Purchase of treasury stock	(97)	(625)	(3,719)
Proceeds from issuance of common stock	489	963	54,196
Dividends paid	(19,357)	(14,557)	(12,870)
NET CASH USED BY FINANCING ACTIVITIES	(40,903)	(145,949)	(255,455)
Net increase (decrease) in cash and cash equivalents	77,627	37,279	(100,075)
Cash and cash equivalents at beginning of year	196,003	158,724	258,799
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$273,630	$196,003	$158,724
Supplemental disclosures:
Cash paid for income/franchise taxes	$17,085	$15,817	$24,652
Cash paid for interest	$51,868	$33,316	$32,648
Loans transferred to OREO	$7,866	$5,293	$2,315
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	$81	$2,372	$3,440
Purchases of securities available for sale, accrued, not paid	$—	$1,017	$—
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	$7,660	$3,442	$—
Sales of securities available for sale, accrued, not settled	$—	$—	$250
Conversion of convertible debt to common stock	$—	$558	$1,442
Conversion/redemption of Series D preferred stock to common stock	$938	$419	$2,420
Loans transferred to held for sale	$96,027	$—	$—
Deposits transferred to held for sale	$106,409	$—	$—
Stock consideration granted for acquisitions	$238,075	$175,196	$57,433

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

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citywide Banks; Minnesota Bank & Trust; Morrill & Janes Bank and Trust Company; Premier Valley Bank; First Bank & Trust; Citizens Finance Parent Co.; PrimeWest Mortgage Corporation; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III and OCGI Capital Trust IV. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2018.

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

Trading Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. Heartland had $0 of trading securities at both December 31, 2018 and 2017.

Debt Securities Available for Sale and Equity Securities - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating whether impairment is other-than-temporary, Heartland considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Heartland to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) Heartland has the intent to sell a security; (2) it is more likely than not that Heartland will be required to sell the security before recovery of its amortized cost basis; or (3) Heartland does not expect to recover the entire amortized cost basis of the security. If Heartland intends to sell a security or if it is more likely than not that Heartland will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If Heartland does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in noninterest income, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in impairment loss on securities in the consolidated statements of income.

Equity securities include Community Reinvestment Act mutual funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. Heartland has not recorded any impairment or other adjustments to the carrying amount of these investments during 2018.

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

Loans - Interest on loans is accrued and credited to income based primarily on the principal balance outstanding. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Heartland’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. A loan can be restored to accrual status if the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on the loan, and (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and (2) that there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the scheduled contractual terms.

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
A loan that is a TDR that has an interest rate consistent with market rates at the time of restructuring and is in compliance with its modified terms in the calendar year after the year in which the restructuring took place is no longer considered a TDR but remains an impaired loan. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due under the modified repayment terms; however, the loan will continue to be considered impaired. A loan that has been modified at a below market rate will remain classified as a TDR and an impaired loan. If the borrower’s financial conditions improve to the extent that the borrower qualifies for a new loan with market terms, the new loan will not be considered a TDR or impaired if Heartland's credit analysis shows the borrower's ability to perform under scheduled terms.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

Prior to December 31, 2018, Heartland entered into an agreement with a third-party to sell the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. The loan portfolios were classified as held for sale and recorded at fair value at December 31, 2018.

Deposits Held for Sale - Deposits held for sale are stated at the lower of cost or fair value on an aggregate basis.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. At December 31, 2018 and 2017, Heartland was servicing mortgage loans primarily for government sponsored entities with aggregate unpaid principal balances of $4.10 billion and $3.56 billion, respectively.

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

Premises, Furniture and Equipment held for sale - Premises, furniture and equipment are stated at the estimated fair value less disposal costs. Subsequent write-downs and gains or losses on the sales are recorded to loss on sales/valuation of assets, net.

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

The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. As of December 31, 2018, a valuation allowance of $20,000 was required on Heartland's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $38,000 was required on Heartland's mortgage servicing rights with an original term of 30 years. No valuation allowance was required on Heartland's mortgage servicing rights as of December 31, 2017. A valuation allowance of $0 and $12,000, was required as of December 31, 2018, and 2017, respectively, for Heartland's commercial servicing rights with an original term of greater than 20 years.

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

Heartland has fair value hedging relationships at December 31, 2018. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Segment Reporting - Public business enterprises are required to report information about operating segments in financial statements and selected information about operating segments in financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in determining how to allocate resources and to assess effectiveness of the segments' performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Prior to January 1, 2018, Heartland had two reporting segments, one for community banking and one for mortgage banking operations. Due to the significant reduction in infrastructure and the reporting structure of mortgage personnel, effective January 1, 2018, the restructured mortgage banking segment is no longer a reportable segment. Accordingly, Heartland is no longer reporting results of operations by segment.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2018	2017	2016
Net income attributable to Heartland	$116,998	$75,272	$80,349
Preferred dividends	(39)	(58)	(292)
Interest expense on convertible preferred debt	—	12	51
Net income available to common stockholders	$116,959	$75,226	$80,108
Weighted average common shares outstanding for basic earnings per share	33,012	28,168	24,573
Assumed incremental common shares issued upon vesting of restricted stock units	201	258	300
Weighted average common shares for diluted earnings per share	33,213	28,426	24,873
Earnings per common share — basic	$3.54	$2.67	$3.26
Earnings per common share — diluted	$3.52	$2.65	$3.22

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp. and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. See Note 2, "Acquisitions," for further details regarding this acquisition.

Effect of New Financial Accounting Standards - In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The amendment clarifies the principles for recognizing revenue and develops a common revenue standard. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." In applying the revenue model to contracts within its scope, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance does not apply to certain contracts within the scope of other ASC Topics, such as lease contracts, insurance contracts, financing arrangements, financial instruments, guarantees other than product or service warranties and nonmonetary exchanges between entities in the same line of business to facilitate sales to customers. Heartland evaluates noninterest income contracts affected by the guidance by analyzing contracts and current accounting practices to determine if a change is appropriate. The amendment is largely consistent with existing guidance and current practices. Heartland adopted the accounting standard effective January 1, 2018, as required, using a modified retrospective approach. However, the adoption of these amendments did not have a significant effect on Heartland's results of operations, financial position and liquidity other than expanded disclosure requirements. See Note 21, "Revenue," for further details regarding Heartland's revenue streams subject to the accounting standard.

In January 2016, the FASB issued guidance ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01 to Subtopic 825-10, Financial Instruments, contain the following elements: (1) require equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminate the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or accompanying notes to the financial statements; and (7) clarify that the entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Except for the early application of the amendment noted in item (5) above, early adoption of the amendments in this update is not permitted. Entities are required to and Heartland applied the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which is to be applied prospectively to equity investments that exist as of the adoption date. Heartland adopted the accounting standard on January 1, 2018, as required, and the adoption of these amendments did not have a material impact on its results of operations, financial position and liquidity. Heartland reclassified $280,000 from accumulated other comprehensive income (loss) to retained earnings on January 1, 2018, related to the fair value of its equity investments.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, "Leases - Targeted Improvements" to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. Heartland adopted the accounting standard on January 1, 2019, as required, and will not restate comparative periods. Heartland adopted the practical expedients, which allow for existing leases to be accounted for under previous guidance with the exception of balance sheet recognition for lessees. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $24.2 million and $26.0 million, respectively, on January 1, 2019. The difference between the lease assets and lease liabilities was recorded as an adjustment to retained earnings. The adoption of the standard did not impact Heartland's results of operations or liquidity.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. Heartland has formed an internal committee to assess and implement the standard. Heartland has entered into an agreement with a third party vendor to evaluate potential methodologies and data and has started designing its financial models to estimate credit losses in accordance with the new standard. Further development, testing and evaluation of the models is required to determine the impact that the adoption of this standard will have on Heartland's results of operations, financial position and liquidity.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If any entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The amendments must be applied and Heartland intends to apply these amendments on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland adopted this ASU on January 1, 2019, as required, and determined these amendments did not have a material impact on its results of operations, financial position and liquidity.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met; (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods for public business entities for reporting periods for which financial statements have not yet been issued. The amendments should be applied and Heartland applied these amendments prospectively to an award modified on or after the adoption date. Heartland adopted this ASU on January 1, 2018, as required, and the adoption did not have a material impact on its results of operations, financial position and liquidity because Heartland does not typically modified share-based payment awards after the original award has been granted.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, this ASU permits an entity to designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the “last-of-layer” method). Under this designation, prepayment risk is not incorporated into the measurement of the hedged item. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity on the balance sheet as of the date of adoption. Heartland adopted this ASU on January 1, 2019, as required, and as a result of the adoption, $148.4 million of held to maturity securities were reclassified to available for sale debt securities carried at fair value. There was no impact to Heartland's results of operations, or liquidity as a result of the adoption of this amendment.

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

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. Heartland intends to adopt this ASU in 2020, as required, and because the ASU only revises disclosure requirements, the adoption of this ASU will not have a material impact on Heartland's results of operations, financial position and liquidity.

TWO
ACQUISITIONS

Blue Valley Ban Corp.
On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of December 31, 2018, Bank of Blue Valley had total assets of approximately $715.1 million, which included approximately $561.3 million of gross loans outstanding, and approximately $562.6 million of deposits. Because the merger agreement was signed on January 16, 2019 and the transaction is expected to close in the second quarter of 2019, the transaction has no impact on Heartland’s 2018 consolidated financial statements

Signature Bancshares, Inc.
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

First Bank Lubbock Bancshares, Inc.
On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Under the terms of the definitive merger agreement, Heartland acquired FBLB in a transaction valued at approximately $189.9 million, of which $5.5 million was cash, and the remainder was settled by delivery of 3,350,664 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided First Bank Lubbock Bancshares, Inc. the funds necessary to repay outstanding debt of $3.9 million, and Heartland assumed $8.2 million of trust preferred securities at fair value. Immediately after the close of the transaction, Heartland paid $13.3 million to the holders of First Bank Lubbock Bancshares Inc.'s stock appreciation rights. The transaction included, at fair value, total assets of $1.12 billion, including $681.1 million of gross loans held to maturity, and deposits of $893.8 million. Upon closing of the transaction, First Bank & Trust became a wholly-owned subsidiary of Heartland and continues to operate under its current name and management team as Heartland's eleventh state-chartered bank. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of First Bank Lubbock Bancshares, Inc.

The assets and liabilities of First Bank Lubbock Bancshares, Inc. were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of May 18, 2018:

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

Heartland recognized $121.4 million of goodwill in conjunction with the acquisition of First Bank Lubbock Bancshares, Inc., which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 6 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information represents the results of operations for the years ended December 31, 2018, and 2017, as if the First Bank Lubbock Bancshares, Inc. acquisition occurred on January 1, 2018, and January 1, 2017, respectively:

(Dollars in thousands, expect per share data), unaudited
	For the Years Ended December 31,
	2018	2017
Net interest income	$428,129	$364,993
Net income available to common stockholders	101,216	96,346
Basic earnings per share	2.95	3.06
Diluted earnings per share	2.93	3.03

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2018, and January 1, 2017, respectively, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition or adjustments for $6.0 million of transaction costs or $13.3 million of stock appreciation rights expense recorded by First Bank Lubbock Bancshares, Inc. in 2018 prior to the acquisition. The pro forma results also do not include adjustment for income taxes. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $1.1 million of pre-tax merger related expenses in the year ended December 31, 2018, associated with the First Bank Lubbock Bancshares, Inc. acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the categories of professional fees and other noninterest expenses.

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

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2018 and 2017, were $15.2 million and $10.7 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
U.S. government corporations and agencies	$32,075	$3	$(127)	$31,951
Mortgage and asset-backed securities	2,061,358	3,740	(38,400)	2,026,698
Obligations of states and political subdivisions	382,101	919	(8,046)	374,974
Total debt securities	2,475,534	4,662	(46,573)	2,433,623
Equity securities with a readily determinable fair value	17,086	—	—	17,086
Total	$2,492,620	$4,662	$(46,573)	$2,450,709
December 31, 2017
U.S. government corporations and agencies	$5,358	$8	$(38)	$5,328
Mortgage and asset-backed securities	1,785,467	5,856	(37,587)	1,753,736
Obligations of states and political subdivisions	441,060	4,669	(4,714)	441,015
Total debt securities	2,231,885	10,533	(42,339)	2,200,079
Equity securities	16,296	378	—	16,674
Total	$2,248,181	$10,911	$(42,339)	$2,216,753

Investment securities as shown in this report reflect categories as required by Heartland’s adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", on January 1, 2018. That guidance refined the definition of equity securities and required their segregation from available for sale debt securities.

While changes in the fair value of available for sale debt securities continue to be recorded in the equity category of accumulated other comprehensive income (loss), the guidance requires changes in the fair value of equity securities to be recorded in current earnings. As required by the guidance, the unrealized gain in fair value on equity securities (recorded in accumulated other comprehensive income (loss) at December 31, 2017) was reclassified to retained earnings on January 1, 2018. The amount of the reclassification was $280,000, net of tax.

Equity securities include money market accounts that totaled $17.1 million at carrying value and $17.1 million at fair value at December 31, 2018. The portion of unrealized net gains on equity securities recognized in current earnings during 2018, which related to securities still held at December 31, 2018, totaled $212,000.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2018, and December 31, 2017, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Obligations of states and political subdivisions	$236,283	$9,554	$(496)	$245,341
Total	$236,283	$9,554	$(496)	$245,341
December 31, 2017
Obligations of states and political subdivisions	$253,550	$12,460	$(516)	$265,494
Total	$253,550	$12,460	$(516)	$265,494

No transfers from available for sale to held to maturity were made in 2018 or 2017.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2018, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$30,248	$30,163
Due in 1 to 5 years	51,947	51,120
Due in 5 to 10 years	137,983	135,423
Due after 10 years	193,998	190,219
Total debt securities	414,176	406,925
Mortgage and asset-backed securities	2,061,358	2,026,698
Equity securities with a readily determinable fair value	17,086	17,086
Total investment securities	$2,492,620	$2,450,709

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2018, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2018
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$583	$589
Due in 1 to 5 years	31,156	31,759
Due in 5 to 10 years	111,690	115,342
Due after 10 years	92,854	97,651
Total investment securities	$236,283	$245,341

As of December 31, 2018, securities with a carrying value of $524.8 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2018, 2017 and 2016 are summarized as follows, in thousands:

	2018	2017	2016
Available for Sale Securities sold:
Proceeds from sales	$727,895	$1,456,750	$909,942
Gross security gains	3,661	10,585	13,200
Gross security losses	2,576	3,812	1,562

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2018, and December 31, 2017. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2018, and December 31, 2017, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. government corporations and agencies	$24,902	$(83)	$4,577	$(44)	$29,479	$(127)
Mortgage and asset-backed securities	733,826	(9,060)	805,089	(29,340)	1,538,915	(38,400)
Obligations of states and political subdivisions	34,990	(390)	258,143	(7,656)	293,133	(8,046)
Total temporarily impaired securities	$793,718	$(9,533)	$1,067,809	$(37,040)	$1,861,527	$(46,573)
December 31, 2017
U.S. government corporations and agencies	$4,819	$(38)	$—	$—	$4,819	$(38)
Mortgage and asset-backed securities	851,070	(11,533)	399,978	(26,054)	1,251,048	(37,587)
Obligations of states and political subdivisions	93,040	(667)	159,180	(4,047)	252,220	(4,714)
Total temporarily impaired securities	$948,929	$(12,238)	$559,158	$(30,101)	$1,508,087	$(42,339)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of states and political subdivisions	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
Total temporarily impaired securities	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
December 31, 2017
Obligations of states and political subdivisions	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)
Total temporarily impaired securities	$8,512	$(49)	$8,989	$(467)	$17,501	$(516)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the periods ended December 31, 2018 and December 31, 2017. There were no gross realized gains and $85,000 of gross realized losses on the sale of securities carried at fair value with OTTI write-downs for the period ended December 31, 2016. Additionally, there were $89,000 of gross realized gains and $439,000 of gross realized losses on the sale of held to maturity securities with OTTI write-downs for the period ended December 31, 2016.

The following table shows the detail of OTTI write-downs on debt securities included in earnings and the related changes in AOCI for the same securities, in thousands:

	For the Years Ended December 31,
	2018	2017	2016
OTTI on debt securities
Recorded as part of gross realized losses:
Credit related OTTI	$—	$—	$—
Intent to sell OTTI	—	—	—
Total recorded as part of gross realized losses	—	—	—
Recorded directly to AOCI for non-credit related impairment:
Reclassification of non-credit related impairment	—	—	—
Reduction of non-credit related impairment related to security sales	—	—	(120)
Accretion of non-credit related impairment	—	—	(7)
Total changes to AOCI for non-credit related impairment	—	—	(127)
Total OTTI losses (accretion) recorded on debt securities	$—	$—	$(127)

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

Changes in the credit loss component of the credit impaired debt securities for the years ended December 31, 2018, 2017 and 2016, were as follows, in thousands:

	For the Years Ended December 31,
	2018	2017	2016
Credit loss component, beginning of period	$—	$—	$1,750
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Total additions	—	—	—
Reductions:
For securities sold	—	—	1,750
Total reductions	—	—	1,750
Credit loss component, end of period	$—	$—	$—

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $16.6 million at December 31, 2018 and $14.0 million at December 31, 2017.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2018, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2018, and December 31, 2017, were as follows, in thousands:

	December 31, 2018	December 31, 2017
Loans receivable held to maturity:
Commercial	$2,020,231	$1,646,606
Commercial real estate	3,711,481	3,163,269
Agricultural and agricultural real estate	565,408	511,588
Residential real estate	673,603	624,279
Consumer	440,158	447,484
Gross loans receivable held to maturity	7,410,881	6,393,226
Unearned discount	(1,624)	(556)
Deferred loan fees	(1,560)	(1,206)
Total net loans receivable held to maturity	7,407,697	6,391,464
Allowance for loan losses	(61,963)	(55,686)
Loans receivable, net	$7,345,734	$6,335,778

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

The following table shows the balance in the allowance for loan losses at December 31, 2018, and December 31, 2017, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan losses policy during 2018 or 2017.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2018
Commercial	$5,733	$18,772	$24,505	$24,202	$1,996,029	$2,020,231
Commercial real estate	218	25,320	25,538	14,388	3,697,093	3,711,481
Agricultural and agricultural real estate	686	4,267	4,953	15,951	549,457	565,408
Residential real estate	168	1,617	1,785	20,251	653,352	673,603
Consumer	749	4,433	5,182	7,004	433,154	440,158
Total	$7,554	$54,409	$61,963	$81,796	$7,329,085	$7,410,881
December 31, 2017
Commercial	$1,613	$16,485	$18,098	$7,415	$1,639,191	$1,646,606
Commercial real estate	766	21,184	21,950	23,705	3,139,564	3,163,269
Agricultural and agricultural real estate	546	3,712	4,258	13,304	498,284	511,588
Residential real estate	430	1,794	2,224	27,141	597,138	624,279
Consumer	1,400	7,756	9,156	6,903	440,581	447,484
Total	$4,755	$50,931	$55,686	$78,468	$6,314,758	$6,393,226
The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at December 31, 2018, and December 31, 2017, in thousands:

	December 31, 2018	December 31, 2017
Nonaccrual loans	$67,833	$58,272
Nonaccrual troubled debt restructured loans	4,110	4,309
Total nonaccrual loans	$71,943	$62,581
Accruing loans past due 90 days or more	$726	$830
Performing troubled debt restructured loans	$4,026	$6,617

Heartland had $8.1 million of troubled debt restructured loans at December 31, 2018, of which $4.1 million were classified as nonaccrual and $4.0 million were accruing according to the restructured terms. Heartland had $10.9 million of troubled debt restructured loans at December 31, 2017, of which $4.3 million were classified as nonaccrual and $6.6 million were accruing according to the restructured terms. At December 31, 2018, $7.6 million of the residential real estate troubled debt restructured loans were repurchased loans under various GNMA insured or guaranteed loan programs.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2018, and December 31, 2017, in thousands:

	For the Years Ended
	December 31, 2018			December 31, 2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	—	$—	$—	3	$124	$124
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	3	124	124
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	16	2,843	2,559	29	4,126	3,794
Consumer	—	—	—	—	—	—
Total	16	$2,843	$2,559	32	$4,250	$3,918

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland’s residential real estate troubled debt restructured loans is due to principal deferment collected from government guarantees and capitalized interest and escrow. At December 31, 2018, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2018, and December 31, 2017, in thousands, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
For the Years Ended
	December 31, 2018		December 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	7	1,036	16	2,435
Consumer	—	—	—	—
Total	7	$1,036	16	$2,435

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2018, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at December 31, 2018, and December 31, 2017, in thousands:

	Pass	Nonpass	Total
December 31, 2018
Commercial	$1,880,579	$139,652	$2,020,231
Commercial real estate	3,524,344	187,137	3,711,481
Total commercial and commercial real estate	5,404,923	326,789	5,731,712
Agricultural and agricultural real estate	471,642	93,766	565,408
Residential real estate	645,478	28,125	673,603
Consumer	425,451	14,707	440,158
Total gross loans receivable held to maturity	$6,947,494	$463,387	$7,410,881
December 31, 2017
Commercial	$1,552,783	$93,823	$1,646,606
Commercial real estate	2,985,501	177,768	3,163,269
Total commercial and commercial real estate	4,538,284	271,591	4,809,875
Agricultural and agricultural real estate	451,539	60,049	511,588
Residential real estate	586,623	37,656	624,279
Consumer	432,936	14,548	447,484
Total gross loans receivable held to maturity	$6,009,382	$383,844	$6,393,226

The nonpass category in the table above is comprised of approximately 52% special mention and 48% substandard as of December 31, 2018. The percentage of nonpass loans on nonaccrual status as of December 31, 2018, was 16%. As of December 31, 2017, the nonpass category in the table above was comprised of approximately 52% special mention and 48% substandard. The percentage of nonpass loans on nonaccrual status as of December 31, 2017, was 16%. Loans delinquent 30-89 days as a percentage of total loans were 0.21% at December 31, 2018, and 0.27% at December 31, 2017. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of December 31, 2018, Heartland had $2.4 million of loans secured by residential real estate property that were in the process of foreclosure.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Heartland’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. A loan can be restored to accrual status if the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on the loan, and (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and (2) that there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the scheduled contractual terms.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at December 31, 2018, and December 31, 2017, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2018
Commercial	$2,574	$205	$—	$2,779	$1,991,525	$25,927	$2,020,231
Commercial real estate	4,819	—	726	5,545	3,694,259	11,677	3,711,481
Total commercial and commercial real estate	7,393	205	726	8,324	5,685,784	37,604	5,731,712
Agricultural and agricultural real estate	99	—	—	99	549,376	15,933	565,408
Residential real estate	5,147	49	—	5,196	655,329	13,078	673,603
Consumer	2,724	307	—	3,031	431,799	5,328	440,158
Total gross loans receivable held to maturity	$15,363	$561	$726	$16,650	$7,322,288	$71,943	$7,410,881
December 31, 2017
Commercial	$1,246	$259	$100	$1,605	$1,637,773	$7,228	$1,646,606
Commercial real estate	4,769	2,326	—	7,095	3,139,576	16,598	3,163,269
Total commercial and commercial real estate	6,015	2,585	100	8,700	4,777,349	23,826	4,809,875
Agricultural and agricultural real estate	604	134	—	738	497,546	13,304	511,588
Residential real estate	2,022	270	—	2,292	601,120	20,867	624,279
Consumer	4,734	943	730	6,407	436,493	4,584	447,484
Total gross loans receivable held to maturity	$13,375	$3,932	$830	$18,137	$6,312,508	$62,581	$6,393,226

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at December 31, 2018, and December 31, 2017, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2018, and December 31, 2017, any related allowance recorded for those loans as of December 31, 2018, and December 31, 2017, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2018, and December 31, 2017, and the interest income recognized on the impaired loans during the year ended December 31, 2018, and year ended December 31, 2017, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2018
Impaired loans with a related allowance:
Commercial	$12,376	$12,366	$5,733	$4,741	$33
Commercial real estate	891	891	218	4,421	25
Total commercial and commercial real estate	13,267	13,257	5,951	9,162	58
Agricultural and agricultural real estate	1,718	1,718	686	2,165	2
Residential real estate	647	647	168	1,138	12
Consumer	1,373	1,373	749	2,934	29
Total loans held to maturity	$17,005	$16,995	$7,554	$15,399	$101
Impaired loans without a related allowance:
Commercial	$13,616	$11,836	$—	$10,052	$299
Commercial real estate	13,578	13,497	—	13,000	249
Total commercial and commercial real estate	27,194	25,333	—	23,052	548
Agricultural and agricultural real estate	16,836	14,233	—	14,781	5
Residential real estate	19,604	19,604	—	23,950	308
Consumer	5,631	5,631	—	5,117	97
Total loans held to maturity	$69,265	$64,801	$—	$66,900	$958
Total impaired loans held to maturity:
Commercial	$25,992	$24,202	$5,733	$14,793	$332
Commercial real estate	14,469	14,388	218	17,421	274
Total commercial and commercial real estate	40,461	38,590	5,951	32,214	606
Agricultural and agricultural real estate	18,554	15,951	686	16,946	7
Residential real estate	20,251	20,251	168	25,088	320
Consumer	7,004	7,004	749	8,051	126
Total impaired loans held to maturity	$86,270	$81,796	$7,554	$82,299	$1,059

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2017
Impaired loans with a related allowance:
Commercial	$2,292	$2,292	$1,613	$3,607	$39
Commercial real estate	11,925	10,068	766	11,479	34
Total commercial and commercial real estate	14,217	12,360	2,379	15,086	73
Agricultural and agricultural real estate	1,539	1,539	546	3,437	—
Residential real estate	1,568	1,568	430	2,056	15
Consumer	2,634	2,634	1,400	2,370	41
Total loans held to maturity	$19,958	$18,101	$4,755	$22,949	$129
Impaired loans without a related allowance:
Commercial	$6,243	$5,123	$—	$2,586	$165
Commercial real estate	14,243	13,637	—	20,148	514
Total commercial and commercial real estate	20,486	18,760	—	22,734	679
Agricultural and agricultural real estate	13,793	11,765	—	9,654	—
Residential real estate	25,573	25,573	—	26,024	277
Consumer	4,269	4,269	—	3,884	73
Total loans held to maturity	$64,121	$60,367	$—	$62,296	$1,029
Total impaired loans held to maturity:
Commercial	$8,535	$7,415	$1,613	$6,193	$204
Commercial real estate	26,168	23,705	766	31,627	548
Total commercial and commercial real estate	34,703	31,120	2,379	37,820	752
Agricultural and agricultural real estate	15,332	13,304	546	13,091	—
Residential real estate	27,141	27,141	430	28,080	292
Consumer	6,903	6,903	1,400	6,254	114
Total impaired loans held to maturity	$84,079	$78,468	$4,755	$85,245	$1,158

On May 18, 2018, Heartland completed the acquisition of First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, headquartered in Lubbock, Texas. As of May 18, 2018, First Bank Lubbock Bancshares, Inc. had gross loans of $696.9 million, and the estimated fair value of the loans acquired was $681.1 million.

On February 23, 2018, Heartland acquired Signature Bancshares, Inc., parent company of Signature Bank, based in Minnetonka, Minnesota. As of February 23, 2018, Signature Bancshares, Inc. had gross loans of $335.1 million and the estimated fair value of the loans acquired was $324.5 million. Included in loans acquired from Signature Bancshares, Inc. was a lease portfolio with a fair value of $16.0 million on the acquisition date. The lease portfolio is included with the commercial loan category for disclosure purposes.

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

The carrying amount of the acquired loans at December 31, 2018, and December 31, 2017, consisted of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	December 31, 2018			December 31, 2017
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$3,801	$243,693	$247,494	$952	$187,375	$188,327
Commercial real estate	158	1,098,171	1,098,329	2,572	1,052,469	1,055,041
Agricultural and agricultural real estate	—	27,115	27,115	—	1,242	1,242
Residential real estate	231	184,389	184,620	214	173,909	174,123
Consumer loans	—	75,773	75,773	—	51,292	51,292
Total Covered Loans	$4,190	$1,629,141	$1,633,331	$3,738	$1,466,287	$1,470,025

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the years ended December 31, 2018, and December 31, 2017, are presented in the table below, in thousands:

	For the Years Ended
	December 31, 2018	December 31, 2017
Balance at beginning of year	$57	$182
Original yield discount, net, at date of acquisitions	508	—
Accretion	(1,743)	(1,591)
Reclassification from nonaccretable difference(1)	1,405	1,466
Balance at end of year	$227	$57

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $36.9 million and the estimated fair value of the loans was $21.8 million. At December 31, 2018, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was an allowance for loan losses of $57,000 and $139,000, at December 31, 2018, and December 31, 2017, respectively, related to these ASC 310-30 loans. Provision expense of $719,000 and $12,000 was recorded for the years ended December 31, 2018, and 2017, respectively, related to these ASC 310-30 loans.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $3.67 billion and the estimated fair value of the loans was $3.59 billion.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2018 and 2017, were as follows, in thousands:

	2018	2017
Balance at beginning of year	$115,673	$114,305
Advances	44,771	56,652
Repayments	(35,461)	(55,284)
Balance at end of year	$124,983	$115,673

SIX
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 were as follows, in thousands:

	2018	2017	2016
Balance at beginning of year	$55,686	$54,324	$48,685
Provision for loan losses	24,013	15,563	11,694
Recoveries on loans previously charged-off	3,549	3,670	5,339
Loans charged-off	(21,285)	(17,871)	(11,394)
Balance at end of year	$61,963	$55,686	$54,324

Changes in the allowance for loan losses by loan category for the years ended December 31, 2018, and December 31, 2017, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(7,916)	(1,977)	(1,437)	(372)	(9,583)	(21,285)
Recoveries	978	1,047	13	96	1,415	3,549
Provision	13,345	4,518	2,119	(163)	4,194	24,013
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2016	$14,765	$24,319	$4,210	$2,263	$8,767	$54,324
Charge-offs	(4,640)	(2,712)	(2,916)	(800)	(6,803)	(17,871)
Recoveries	811	1,192	18	358	1,291	3,670
Provision	7,162	(849)	2,946	403	5,901	15,563
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2018, and December 31, 2017, were as follows, in thousands:

	2018	2017
Land and land improvements	$52,442	$48,621
Buildings and building improvements	170,160	155,209
Furniture and equipment	66,941	64,118
Total	289,543	267,948
Less accumulated depreciation	(102,125)	(95,624)
Premises, furniture and equipment, net	$187,418	$172,324

Depreciation expense on premises, furniture and equipment was $11.7 million, $11.1 million and $10.4 million for 2018, 2017 and 2016, respectively. Depreciation expense on buildings and building improvements of $5.8 million, $5.2 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016 is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $6.0 million, $6.0 million and $5.5 million for the years ended December 31, 2018, 2017 and 2016 is recorded in furniture and equipment expense on the consolidated statements of income.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $391.7 million at December 31, 2018, and $236.6 million at December 31, 2017. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2018, and December 31, 2017, are presented in the table below, in thousands:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$83,640	$36,403	$47,237	$62,008	$27,086	$34,922
Customer relationship intangible	1,177	935	242	1,177	896	281
Mortgage servicing rights	42,228	12,865	29,363	42,139	18,891	23,248
Commercial servicing rights	6,834	5,125	1,709	6,719	4,110	2,609
Total	$133,879	$55,328	$78,551	$112,043	$50,983	$61,060

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangible	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Year ending December 31,
2019	$9,452	$38	$7,341	$463	$17,294
2020	8,230	37	6,292	365	14,924
2021	7,036	35	5,243	320	12,634
2022	5,634	34	4,195	267	10,130
2023	4,934	34	3,146	163	8,277
Thereafter	11,951	64	3,146	131	15,292
Total	$47,237	$242	$29,363	$1,709	$78,551

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2018. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $4.10 billion and $3.56 billion as of December 31, 2018, and December 31, 2017, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $23.7 million and $17.3 million as of December 31, 2018, and December 31, 2017, respectively. The fair value of Heartland's mortgage servicing rights was estimated at $48.7 million and $37.1 million at December 31, 2018, and December 31, 2017, respectively.

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

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The range of average constant prepayment rates for the valuations was 7.52% and 10.30% as of December 31, 2018 compared to 9.73% at December 31, 2017. The range of discount rates for the valuations was 9.03% and 9.04% at December 31, 2018 compared to 9.06% at December 31, 2017. The average capitalization rate for 2018 ranged from 84 to 125 basis points and for 2017 from 91 to 150 basis points. Fees collected for the servicing of mortgage loans for others were $9.9 million, $11.6 million and $12.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2018, and December 31, 2017:

	2018	2017
Balance at January 1	$23,248	$32,088
Originations	5,045	7,149
Amortization	(5,867)	(9,049)
Sale of mortgage servicing rights	—	(6,940)
Acquired mortgage servicing rights	6,995	—
Valuation allowance on servicing rights	(58)	—
Balance at December 31	$29,363	$23,248
Fair value of mortgage servicing rights	$48,680	$37,081
Mortgage servicing rights, net to servicing portfolio	0.72%	0.65%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $107.4 million at December 31, 2018 and $139.9 million at December 31, 2017. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $1.6 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 11.01% and 13.50% as of December 31, 2018 compared to 7.27% and 8.88% as of December 31, 2017. The discount rate range was 13.44% and 16.96% for the December 31, 2018 valuations compared to 13.04% and 15.49% for the December 31, 2017 valuations. The capitalization rate ranged from 310 to 445 basis points at both December 31, 2018 and 2017. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $2.1 million as of December 31, 2018, and $3.2 million as of December 31, 2017.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2018, and December 31, 2017:

	2018	2017
Balance at January 1,	$2,609	$3,690
Originations	115	209
Amortization	(1,027)	(1,311)
Purchased commercial servicing rights	—	—
Valuation allowance on servicing rights	12	21
Balance at December 31,	$1,709	$2,609
Fair value of commercial servicing rights	$2,134	$3,221
Commercial servicing rights, net to servicing portfolio	1.59%	1.87%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At December 31, 2018, a $20,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $38,000 valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2017, no valuation allowance was required on the 15- and 30-year tranches for mortgage servicing rights. At December 31, 2018, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and no valuation allowance was required on commercial servicing rights with an original term of greater than 20 years. At December 31, 2017, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and a $12,000 valuation allowance was required on commercial servicing rights with an original term of greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2018 and December 31, 2017:

December 31, 2018	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
Dubuque Bank and Trust Company	$2,195	$4,636	$—	$20,025	$36,901	$—
First Bank & Trust	1,685	1,665	20	5,516	5,478	38
Total	$3,880	$6,301	$20	$25,541	$42,379	$38
December 31, 2017
Dubuque Bank and Trust Company	$2,858	$4,988	$—	$20,390	$32,093	$—
Total	$2,858	$4,988	$—	$20,390	$32,093	$—

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2018 and December 31, 2017:

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
December 31, 2018
Citywide Banks	$1	$6	$—	$18	$20	$—
Premier Valley Bank	45	74	—	178	184	—
Wisconsin Bank & Trust	249	411	—	1,218	1,439	—
Total	$295	$491	$—	$1,414	$1,643	$—
December 31, 2017
Citywide Banks	$8	$11	$—	$34	$37	$—
Premier Valley Bank	83	110	—	303	291	12
Wisconsin Bank & Trust	446	619	—	1,747	2,153	—
Total	$537	$740	$—	$2,084	$2,481	$12

NINE
DEPOSITS

At December 31, 2018, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2019	$666,994
2020	211,534
2021	70,004
2022	34,858
2023	24,366
Thereafter	15,974
$1,023,730

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2018, and December 31, 2017, were $585.7 million and $402.7 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2018, and December 31, 2017 were $307.1 million and $212.4 million, respectively.

Interest expense on deposits for the years ended December 31, 2018, 2017, and 2016, was as follows, in thousands:

	2018	2017	2016
Savings and money market accounts	$25,123	$11,107	$8,000
Time certificates of deposit in denominations of $100,000 or more	4,789	3,016	3,178
Other time deposits	5,755	4,156	4,761
Interest expense on deposits	$35,667	$18,279	$15,939

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2018, and 2017, were as follows, in thousands:

	2018	2017
Securities sold under agreement to repurchase	$80,124	$107,957
Federal funds purchased	35,400	168,250
Advances from the FHLB	100,838	40,000
Other short-term borrowings	10,648	8,484
Total	$227,010	$324,691

At December 31, 2018, Heartland had one revolving credit line with an unaffiliated bank with borrowing capacity of $30.0 million. The borrowing capacity of this revolving credit line was increased from $25.0 million to $30.0 million on June 14, 2018. During 2018, $25.0 million was drawn and repaid on this credit line. A balance of $0 was outstanding at both December 31, 2018 and December 31, 2017. In addition to the revolving credit line described above, Heartland entered into another non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $70.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. The borrowing capacity was reduced to $70.0 million from $75.0 million on June 14, 2018. The credit facility is non-revolving at a rate of 2.75% over LIBOR, and any outstanding balance is due on June 14, 2019. There was no outstanding balance on the short-term portion of the credit facility at December 31, 2018. Heartland had $8.3 million of borrowing capacity remaining at December 31, 2018.

The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2018 and December 31, 2017.

All retail repurchase agreements as of December 31, 2018, and 2017, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, were as follows, in thousands:

	2018	2017	2016
Maximum month-end balance	$229,890	$324,691	$399,490
Average month-end balance	152,391	182,846	287,857
Weighted average interest rate for the year	1.19%	0.36%	0.40%
Weighted average interest rate at year-end	1.96%	1.11%	0.29%

Dubuque Bank and Trust Company and Morrill & Janes Bank and Trust Company are participants in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago and the Federal Reserve Bank of Kansas City, respectively, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program are collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $96.2 million at December 31, 2018, and $62.2 million at December 31, 2017. Advances collateralized by a portion of Morrill & Janes Bank and Trust Company's commercial loan portfolio were $16.2 million at December 31, 2018, and $32.6 million at December 31, 2017. There were no borrowings under the Discount Window Program outstanding at year-end 2018 and 2017.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2018 and 2017, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2018	2017
Advances from the FHLB; weighted average interest rates were 4.03% and 3.22% at December 31, 2018 and 2017, respectively	$3,399	$6,702
Wholesale repurchase agreements	—	30,000
Trust preferred securities	130,913	121,886
Senior notes	5,000	11,000
Note payable to unaffiliated bank	58,417	33,667
Contracts payable for purchase of real estate and other assets	1,953	1,881
Subordinated notes	74,143	74,000
Other borrowings	1,080	5,875
Total	$274,905	$285,011

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. At December 31, 2018, none of Heartland's FHLB advances had call features. The advances from the FHLB are collateralized by a portion of the Heartland banks' investments in FHLB stock of $13.3 million and $11.3 million at December 31, 2018 and 2017, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $3.71 billion at December 31, 2018, and $2.91 billion at December 31, 2017. At December 31, 2018, Heartland had $1.35 billion of remaining FHLB borrowing capacity.

Heartland has entered into various wholesale repurchase agreements, which had balances totaling $0 at December 31, 2018 and $30.0 million at December 31, 2017.

At December 31, 2018, Heartland had thirteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Heartland repurchased and retired $15.0 million of Heartland Statutory Trust IV in 2017. The retired debt was part of an interest rate swap and Citywide Capital Trust V replaced the retired debt in the interest rate swap with no impact to income. Refer to Note 12, "Derivative Financial Instruments," regarding this swap replacement. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $107,000 as of December 31, 2018. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding, excluding deferred issuance costs, as of December 31, 2018, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/18(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over LIBOR	5.54%	(2)	03/17/2034	03/17/2019
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	3.77%	(3)	04/07/2036	04/07/2019
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	4.27%	(4)	09/15/2037	03/15/2019
Heartland Financial Statutory Trust VII	20,619	1.48% over LIBOR	4.22%	(5)	09/01/2037	03/01/2019
Morrill Statutory Trust I	8,994	3.25% over LIBOR	6.07%	(6)	12/26/2032	03/26/2019
Morrill Statutory Trust II	8,642	2.85% over LIBOR	5.64%	(7)	12/17/2033	03/17/2019
Sheboygan Statutory Trust I	6,440	2.95% over LIBOR	5.74%		09/17/2033	03/17/2019
CBNM Capital Trust I	4,359	3.25% over LIBOR	6.04%		12/15/2034	03/15/2019
Citywide Capital Trust III	6,383	2.80% over LIBOR	5.32%		12/19/2033	04/23/2019
Citywide Capital Trust IV	4,238	2.20% over LIBOR	4.85%		09/30/2034	05/23/2019
Citywide Capital Trust V	11,523	1.54% over LIBOR	4.33%		07/25/2036	03/15/2019
OCGI Statutory Trust III	2,989	3.65% over LIBOR	6.44%	(8)	09/30/2032	03/30/2019
OCGI Capital Trust IV	5,286	2.50% over LIBOR	5.29%	(9)	12/15/2034	03/15/2019
	$131,021

(1) Effective weighted average interest rate as of December 31, 2018, was 5.56% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2018, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2018, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2018, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2018, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2018, was 4.92% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2018, was 4.51% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(8) Effective interest rate as of December 31, 2018, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(9) Effective interest rate as of December 31, 2018, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $130.9 million and $121.9 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2018 and 2017, respectively.

The maturity schedule of the remaining senior notes is such that $5.0 million will mature in 2019. Total senior notes outstanding were $5.0 million at December 31, 2018 and $11.0 million on December 31, 2017.

In addition to the credit line described in Note 10, "Short-Term Borrowings," Heartland entered into another non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $70.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. The borrowing capacity was reduced to $70.0 million from $75.0 million on June 14, 2018. On May 10, 2016, $40.0 million of this variable rate non-revolving credit facility was swapped to a fixed rate of 2.50% over LIBOR with an amortizing term of five years, which is due in April 2021, and was reclassified as long-term debt. At December 31, 2018, a balance of $58.4 million was outstanding on this term debt compared to $33.7 million at December 31, 2017. At December 31, 2018, $8.3 million was available on the non-revolving credit facility, of which no balance was outstanding.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.1 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2018. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $227,000 at December 31, 2018 and $265,000 at December 31, 2017. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2018, for other borrowings follow in the table below, in thousands. FHLB advances, wholesale repurchase agreements, convertible debt and subordinated debt are included in the table at their call date.

2019	$13,612
2020	8,652
2021	24,665
2022	4,657
2023	3,037
Thereafter	220,282
Total	$274,905

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge no cash as collateral at December 31, 2018, and $1.2 million at December 31, 2017. At December 31, 2018, $770,000 collateral was required to be pledged by Heartland's counterparties compared to no collateral at December 31, 2017.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2018, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $179,000. For the next twelve months, Heartland estimates that cash receipts and reclassification from accumulated other comprehensive income to reduce interest expense will total $111,000.

Heartland entered into six forward-starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, VI, and VII, which total $85.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these six swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $105.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps.

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
On May 18, 2018, in connection with the acquisition of First Bank Lubbock Bancshares, Inc., Heartland acquired cash flow hedges related to OCGI Statutory Trust III and OCGI Capital Trust IV with notional amounts of $3.0 million and $6.0 million, respectively. The cash flow hedges effectively convert OCGI Statutory Trust III and OGCI Capital Trust IV from variable rate subordinated debentures to fixed rate debt. These swaps are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $9.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date.

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2018
Interest rate swap	$25,000	$191	Other Assets	2.788%	2.255%	03/17/2021
Interest rate swap	20,000	(177)	Other Liabilities	2.408	3.355	01/07/2020
Interest rate swap	10,000	29	Other Assets	2.822	1.674	03/26/2019
Interest rate swap	10,000	28	Other Assets	2.788	1.658	03/18/2019
Interest rate swap	29,667	763	Other Assets	4.887	3.674	05/10/2021
Interest rate swap	28,750	(572)	Other Liabilities	5.004	5.425	07/24/2028
Interest rate swap	20,000	157	Other Assets	2.788	2.390	06/15/2024
Interest rate swap	20,000	185	Other Assets	2.738	2.352	03/01/2024
Interest rate swap	6,000	105	Other Assets	2.788	1.866	06/15/2021
Interest rate swap	3,000	51	Other Assets	2.787	1.878	06/30/2021
December 31, 2017
Interest rate swap	$25,000	$(106)	Other Liabilities	1.600%	2.255%	03/17/2021
Interest rate swap	20,000	(621)	Other Liabilities	1.350	3.355	01/07/2020
Interest rate swap	10,000	30	Other Assets	1.329	1.674	03/26/2019
Interest rate swap	10,000	29	Other Assets	1.600	1.658	03/18/2019
Interest rate swap	33,667	759	Other Assets	3.932	3.674	05/10/2021
Interest rate swap	20,000	(177)	Other Liabilities	1.588	2.390	06/15/2024
Interest rate swap	20,000	(149)	Other Liabilities	1.481	2.352	03/01/2024

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2018, and December 31, 2017, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
December 31, 2018
Interest rate swap	$995	Interest expense	$(179)	Other income	$—
December 31, 2017
Interest rate swap	$1,500	Interest expense	$(1,290)	Other income	$—

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

Heartland was required to pledge $2.5 million and $3.9 million of cash as collateral for these fair value hedges at December 31, 2018, and December 31, 2017, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at December 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2018
Fair value hedges	$19,820	$74	Other assets
Fair value hedges	$15,064	$(339)	Other liabilities
December 31, 2017
Fair value hedges	$35,635	$(999)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the years ended December 31, 2018 and December 31, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2018
Fair value hedges	$734	Interest income
December 31, 2017
Fair value hedges	$627	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2018
Embedded derivatives	$11,266	$453	Other assets
Embedded derivatives	$2,231	$(54)	Other liabilities
December 31, 2017
Embedded derivatives	$14,045	$738	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the years ended December 31, 2018 and December 31, 2017, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2018
Embedded derivatives	$339	Other noninterest income
December 31, 2017
Embedded derivatives	$366	Other noninterest income

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

As of December 31, 2016, the remaining shares to be issued upon conversion totaled 20,481. During 2017, all of the remaining convertible subordinated debt was converted to common stock, resulting in the issuance of 20,481 shares of common stock. At December 31, 2018, the remaining shares to be issued upon conversion totaled $0 and the notional amount of the embedded conversion option was $0.

For the years ended December 31, 2018, and December 31, 2017, $0 and $422,000, respectively, was recorded in other noninterest income for the embedded conversion option.

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $2.0 million and $1.6 million as of December 31, 2018, and December 31, 2017, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $680,000 and $190,000 as of December 31, 2018 and December 31, 2017, respectively, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2018, and December 31, 2017, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2018 and 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2018
Customer interest rate swaps	$211,246	$4,449	Other Assets	5.10%	4.96%
Customer interest rate swaps	211,246	(4,449)	Other Liabilities	4.96%	5.10%
December 31, 2017
Customer interest rate swaps	$126,766	$2,377	Other Assets	4.70%	4.03%
Customer interest rate swaps	126,766	(2,377)	Other Liabilities	4.03%	4.70%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $35,000 and $20,000 at December 31, 2018, and December 31, 2017, respectively, as collateral for these forward commitments. Heartland's counterparties were required to pledge no cash as collateral at December 31, 2018, and $29,000 at December 31, 2017, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2018, and December 31, 2017, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2018
Interest rate lock commitments (mortgage)	$22,451	$725	Other Assets
Forward commitments	—	—	Other Assets
Forward commitments	51,500	(399)	Other Liabilities
Undesignated interest rate swaps	11,266	(453)	Other Liabilities
Undesignated interest rate swaps	2,231	54	Other Assets
December 31, 2017
Interest rate lock commitments (mortgage)	$53,588	$1,738	Other Assets
Forward commitments	37,286	80	Other Assets
Forward commitments	118,632	(232)	Other Liabilities
Undesignated interest rate swaps	14,045	(738)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2018, and December 31, 2017, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(3,269)
Forward commitments	Net gains on sale of loans held for sale	(170)
Forward commitments	Net gains on sale of loans held for sale	(161)
Undesignated interest rate swaps	Other noninterest income	339
December 31, 2017
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,479)
Forward commitments	Net gains on sale of loans held for sale	(2,466)
Forward commitments	Net gains on sale of loans held for sale	34
Undesignated interest rate swaps	Other noninterest income	388

THIRTEEN
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows, in thousands:

	2018	2017	2016
Current:
Federal	$16,769	$25,532	$23,724
State	8,686	5,025	5,670
Total current	$25,455	$30,557	$29,394
Deferred:
Federal	$2,615	$12,370	$5,497
State	145	893	1,665
Total deferred	$2,760	$13,263	$7,162
Total income tax expense	$28,215	$43,820	$36,556

In response to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%, Heartland recorded $10.4 million of income tax expense in 2017 to adjust the value of its deferred tax assets and liabilities.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2018 and 2017, with the 2017 amounts adjusted for the impact of the Tax Cuts and Jobs Act, were as follows, in thousands:

	2018	2017
Deferred tax assets:
Tax effect of net unrealized loss on securities available for sale reflected in stockholders’ equity	$11,148	$8,320
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	—	60
Allowance for loan losses	16,682	14,221
Deferred compensation	7,042	4,240
Organization and acquisitions costs	319	369
Net operating loss carryforwards	14,495	16,580
Non-accrual loan interest	863	710
OREO write-downs	1,469	1,835
Rehab tax credit projects	5,254	4,303
Mortgage repurchase obligation	69	68
Other	1,892	1,974
Gross deferred tax assets	59,233	52,680
Valuation allowance	(12,125)	(10,493)
Gross deferred tax assets	$47,108	$42,187

Deferred tax liabilities:
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	$(160)	$—
Securities	(2,332)	(478)
Premises, furniture and equipment	(6,514)	(5,798)
Tax bad debt reserves	(427)	(428)
Purchase accounting	(6,339)	(4,417)
Prepaid expenses	(203)	(526)
Mortgage servicing rights	(7,933)	(7,045)
Deferred loan fees	(3,321)	(2,651)
Other	(380)	(255)
Gross deferred tax liabilities	$(27,609)	$(21,598)
Net deferred tax asset	$19,499	$20,589

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income, other than for the effect of the federal tax rate. In 2017, the effect of the enacted change in the federal corporate tax rate resulted in tax expense totaling $4.5 million to adjust the deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives.

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $24.4 million at December 31, 2018, and $36.0 million at December 31, 2017. The associated deferred tax asset was $5.1 million at December 31, 2018, and $8.4 million at December 31, 2017. These net carryforwards expire during the period from December 31, 2026, through December 31, 2037, and are subject to an annual limitation of approximately $4.9 million. Net operating loss carryforwards for state income tax purposes were approximately $121.1 million at December 31, 2018, and $113.3 million at December 31, 2017. The associated deferred tax asset, net of federal tax, was $9.4 million at December 31, 2018, and $8.2 million at December 31, 2017. These carryforwards have begun to expire and will continue to do so until December 31, 2037.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $8.1 million at December 31, 2018, and $6.6 million at December 31, 2017. During both 2018 and 2017, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $4.0 million at December 31, 2018, and $3.9 million at December 31, 2017.
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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2018, 2017, and 2016, (computed by applying the U.S. federal corporate tax rate of 21% for 2018 income before income taxes and 35% for 2017 and 2016 income before income taxes) are as follows, in thousands:

	2018	2017	2016
Computed "expected" tax on net income	$30,495	$41,682	$40,917
Increase (decrease) resulting from:
Nontaxable interest income	(4,423)	(9,282)	(7,960)
State income taxes, net of federal tax benefit	6,976	3,846	4,768
Tax credits	(4,085)	(2,390)	(1,375)
Valuation allowance	23	405	368
Excess tax benefit on stock compensation	(657)	(1,130)	—
Deferred tax adjustment due to Tax Cuts and Jobs Act enactment	—	10,396	—
Other	(114)	293	(162)
Income taxes	$28,215	$43,820	$36,556
Effective tax rates	19.4%	36.8%	31.3%

Heartland's income taxes included solar energy credits totaling $2.9 million during 2018 and $449,000 during 2017. Federal historic rehabilitation tax credits included in Heartland's income taxes totaled $0 during 2018 and $713,000 during 2017. Additionally, investments in certain low-income housing partnerships totaled $6.9 million at December 31, 2018, $7.8 million at December 31, 2017, and $8.8 million at December 31, 2016. These investments generated federal low-income housing tax credits of $1.2 million for each year ended December 31, 2018, 2017, and 2016. These investments are expected to generate federal low-income housing tax credits of approximately $1.1 million for 2019, $779,000 for 2020, $538,000 for 2021 through 2023, $322,000 for 2024, $86,000 for 2025 and $34,000 for 2026.

On December 31, 2018, the amount of unrecognized tax benefits was $611,000, including $66,000 of accrued interest and penalties. On December 31, 2017, the amount of unrecognized tax benefits was $481,000, including $64,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2015, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2013, and later remain open for examination. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. Contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $4.0 million, $4.1 million, and $3.9 million for 2018, 2017 and 2016, respectively. This plan includes an employee savings program, under which the Heartland subsidiaries make matching contributions of up to 3% of the participants’ wages in 2018, 2017 and 2016. Costs charged to operating expenses with respect to the matching contributions were $3.5 million, $3.3 million, and $2.9 million for 2018, 2017 and 2016, respectively. Contributions to the defined contribution retirement plan and the employee savings program are limited to a maximum amount of the participant's wages as defined by federal law.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

Heartland leases certain land and facilities under operating leases. Minimum future rental commitments at December 31, 2018 for all non-cancelable leases were as follows, in thousands:

2019	$5,776
2020	5,493
2021	5,102
2022	3,241
2023	2,297
Thereafter	12,419
$34,328

Rental expense for premises and equipment leased under operating leases was $8.7 million, $8.0 million, and $7.4 million for 2018, 2017 and 2016, respectively. Some of the Heartland banks lease or sublease portions of the office space they own to third parties. Occupancy expense is presented net of rental income of $1.7 million, $1.1 million, and $986,000 for 2018, 2017 and 2016, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2018, and at December 31, 2017, commitments to extend credit aggregated $2.47 billion and $1.96 billion, respectively, and standby letters of credit aggregated $71.9 million and $55.5 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $313,000 and $238,000 at December 31, 2018, and December 31, 2017, respectively, which is included in other liabilities on the consolidated balance sheet. Heartland had no new requests for repurchases during 2018 and 2017.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2018, and December 31, 2017, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $172,000 and $153,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2018, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended and restated effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. At December 31, 2018, 437,893 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $674,000 and $1.2 million for the years ended December 31, 2018, and 2017, respectively.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2018, 2017 and 2016. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of common stock. A summary of the status of Heartland's common stock options as of December 31, 2018, 2017 and 2016, and changes during the years ended December 31, 2018, 2017 and 2016, follows:

	2018		2017		2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	6,500	$18.60	26,400	$18.60	125,950	$24.08
Granted	—	—	—	—	—	—
Exercised	(6,500)	18.60	(19,400)	18.60	(97,800)	25.59
Forfeited	—	—	(500)	18.60	(1,750)	21.10
Outstanding at December 31	—	$—	6,500	$18.60	26,400	$18.60
Options exercisable at December 31	—	$—	6,500	$18.60	26,400	$18.60

The intrinsic value for all options exercised during the year ended December 31, 2018, was $231,000. No shares under stock options vested during the year ended December 31, 2018. There were no compensation costs recorded for stock options for the years ended December 31, 2018, 2017 and 2016. There are no unrecorded compensation costs related to options at December 31, 2018.

Cash received from options exercised for the year ended December 31, 2018, was $121,000. Cash received from options exercised for the year ended December 31, 2017, was $361,000.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2018, the Compensation Committee granted time-based RSUs with respect to 52,153 shares of common stock, and in the first quarter of 2017, the Compensation Committee granted time-based RSUs with respect to 55,655 shares of common stock to selected officers and employees. The time-based RSUs, which represent the right, without payment, to receive shares of Heartland common stock at a specified date in the future. The time-based RSUs granted in 2018 vest over three years in equal installments on March 6 of each of the three years following the year of the grant, while the 2017 time-based RSUs vest in equal installments on January 19 of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

In addition to the time-based RSUs referenced in the preceding paragraph, the Compensation Committee granted one-year performance-based RSUs with respect to 18,988 shares of common stock in the first quarter of 2018, and 27,570 shares of common stock in the first quarter of 2017. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal years ended December 31, 2018 and December 31, 2017, respectively, and then fully vest on a specified date in the third calendar year following the year of the initial grant.

The Compensation Committee also granted three-year performance-based RSUs with respect to 16,108 shares and 9,032 shares of common stock in the first quarter of 2018 and 2017, respectively. These performance-based RSUs will be earned based upon satisfaction of performance targets for the three-year performance period ended December 31, 2020, and December 31, 2019. These performance-based RSUs will vest in 2021 and 2020, respectively, after measurement of performance in relation to the performance targets.

The one-year and three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement." Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2018 and 2017 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending 24 months after a change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at the commencement of employment, and to other employees as incentives. During the years ended December 31, 2018, 2017 and 2016, 36,462, 17,106 and 24,153 RSUs, respectively, were granted to directors and new employees.

A summary of the status of RSUs as of December 31, 2018, 2017 and 2016, and changes during the years ended December 31, 2018, 2017, and 2016, follows:

	2018		2017		2016
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	301,578	$34.74	346,817	$27.61	353,195	$25.53
Granted	123,711	55.13	109,373	47.22	143,721	29.75
Vested	(127,744)	32.73	(137,394)	26.66	(126,614)	23.83
Forfeited	(30,550)	45.69	(17,218)	34.02	(23,485)	29.80
Outstanding at December 31	266,995	$43.89	301,578	$34.74	346,817	$27.61

Total compensation costs recorded for RSUs were $4.4 million, $3.2 million and $2.6 million, for 2018, 2017 and 2016, respectively. As of December 31, 2018, there were $4.2 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2021.

Employee Stock Purchase Plan
Heartland maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. Under ASC Topic 718, compensation expense related to the ESPP of $91,000 was recorded in 2018, $153,000 was recorded in 2017, and $183,000 was recorded in 2016 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2018, 444,852 shares remain available for purchase. Beginning in 2017, Heartland began making ESPP purchases as soon as practicable after the last day of the plan year. On January 4, 2019, 32,331 shares were purchased under the ESPP plan for the employee deferrals made during the plan year ended December 31, 2018. On January 2, 2018, 22,903 shares were purchased under the ESPP plan for employee deferrals made during the plan year ended December 31, 2017. For the year ended December 31, 2016, 32,245 shares were purchased under the ESPP.

SEVENTEEN
STOCKHOLDER RIGHTS PLAN

Heartland adopted an Amended and Restated Rights Agreement (the "Extended Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The primary purpose of the Extended Rights Plan was to extend the term of the Rights Agreement dated as of June 7, 2002, for an additional ten years and to expand the definition of beneficial owners to include certain forms of indirect ownership. Under the terms of the Extended Rights Plan, a preferred share purchase right (a "Right") is automatically issued with each outstanding share of Heartland common stock and, unless redeemed or unless there is a Distribution Date, as defined below, the Rights trade with the shares of common stock until expiration of the Plan on January 17, 2022. Each Right entitles the holder to purchase from Heartland one-thousandth of a share of Series A Junior Participating Preferred Stock, $1.00 value (the "Series A Preferred Stock"), at a price of $70.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment (the "Purchase Price"). The Rights are not currently exercisable, and will not become exercisable until a Distribution Date.

The Series A Preferred Stock has a preferential quarterly dividend rate equal to the greater of $1.00 per share or 1,000 times the dividend declared on one share of common stock, a preference over common stock in liquidation equal to the greater of $1,000 per share or 1,000 times the payment made on one share of common stock, 1,000 votes per share voting together with the common stock, customary anti-dilution provisions and other rights that approximate the rights of one share of common stock.

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

In 2002, when the Rights Plan was originally created, Heartland designated 16,000 shares, par value $1.00 per share, of Series A Preferred Stock. There are no shares of Series A Preferred issued and outstanding, and Heartland does not anticipate issuing any shares of such, except as may be required under the Extended Rights Plan.

EIGHTEEN
CAPITAL ISSUANCES

Common Stock
For a description of the issuance of shares of Heartland common stock in connection with acquisitions, see Note 2, "Acquisitions," of the consolidated financial statements. For a description of the issuance of shares of Heartland common stock in connection with the 2012 Long-Term Incentive Plan and the 2016 ESPP, see Note 16, "Stock-Based Compensation."

Series D Preferred Stock
In connection with the acquisition of CIC Bancshares, Inc. on February 5, 2016, Heartland issued 3,000 shares of 7.0% Senior Non-Cumulative Perpetual Convertible Stock, Series D (the "Series D Preferred Stock") in exchange for 3,000 outstanding shares of 7.0% Senior Non-Cumulative Perpetual Convertible Stock, Series B, of CIC Bancshares, Inc. During 2016, 2017 and 2018, all issued and outstanding shares of Series D Preferred Stock were converted into Heartland common stock. As a result, no shares of the Series D Preferred Stock remain outstanding.

Shelf Registration
Heartland filed a universal shelf registration with the SEC to register debt or equity securities on July 29, 2016 that expires in July 2019. This registration statement, which was effective immediately, provides Heartland the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities.

Under this registration statement, on November 2, 2016, Heartland commenced a public offering of 1,379,690 shares of common stock at $36.24 per share, and the offering closed on November 8, 2016. The offering resulted in net proceeds of approximately

$49.7 million after deducting estimated offering expenses payable by Heartland. All of the shares of common stock included in the offering are primary shares. Heartland used the net proceeds from this offering for general corporate purposes, which may include, among other things, working capital, debt repayment or financing potential acquisitions.

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

Under the Basel III Capital Rules, which were effective January 1, 2015, bank holding companies became subject to a common equity Tier 1 capital (as defined) to risk-weighted assets (as defined) ratio. The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2018 and 2017, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2018 and 2017, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2018 that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,200,947	13.72%	$700,490		8.00%	N/A
Dubuque Bank and Trust Company	165,687	14.10	93,975		8.00	$117,469	10.00%
Illinois Bank & Trust	74,657	13.02	45,884		8.00	57,355	10.00
Wisconsin Bank & Trust	115,318	13.90	66,351		8.00	82,939	10.00
New Mexico Bank & Trust	150,261	12.92	93,063		8.00	116,328	10.00
Arizona Bank & Trust	63,606	11.90	42,766		8.00	53,458	10.00
Rocky Mountain Bank	51,982	14.26	29,160		8.00	36,449	10.00
Citywide Banks	235,691	13.46	140,117		8.00	175,146	10.00
Minnesota Bank & Trust	69,002	12.99	42,493		8.00	53,117	10.00
Morrill & Janes Bank and Trust Company	72,520	16.14	35,937		8.00	44,922	10.00
Premier Valley Bank	85,710	13.71	50,017		8.00	62,521	10.00
First Bank & Trust	102,795	13.48	61,004	—	8.00	76,255	10.00

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2018
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,064,669	12.16%	$525,368		6.00%	N/A
Dubuque Bank and Trust Company	155,391	13.23	70,482		6.00	$93,975	8.00%
Illinois Bank & Trust	70,470	12.29	34,413		6.00	45,884	8.00
Wisconsin Bank & Trust	108,193	13.04	49,763		6.00	66,351	8.00
New Mexico Bank & Trust	141,161	12.13	69,797		6.00	93,063	8.00
Arizona Bank & Trust	59,993	11.22	32,075		6.00	42,766	8.00
Rocky Mountain Bank	48,428	13.29	21,870		6.00	29,160	8.00
Citywide Banks	226,645	12.94	105,088		6.00	140,117	8.00
Minnesota Bank & Trust	63,633	11.98	31,870		6.00	42,493	8.00
Morrill & Janes Bank and Trust Company	67,975	15.13	26,953		6.00	35,937	8.00
Premier Valley Bank	82,321	13.17	37,513		6.00	50,017	8.00
First Bank & Trust	100,884	13.23	45,753		6.00	61,004	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$933,755	10.66%	$394,026		4.50%	N/A
Dubuque Bank and Trust Company	155,391	13.23	52,861		4.50	$76,355	6.50%
Illinois Bank & Trust	70,470	12.29	25,810		4.50	37,281	6.50
Wisconsin Bank & Trust	108,193	13.04	37,323		4.50	53,910	6.50
New Mexico Bank & Trust	141,161	12.13	52,348		4.50	75,613	6.50
Arizona Bank & Trust	59,993	11.22	24,056		4.50	34,748	6.50
Rocky Mountain Bank	48,428	13.29	16,402		4.50	23,692	6.50
Citywide Banks	226,645	12.94	78,816		4.50	113,845	6.50
Minnesota Bank & Trust	63,633	11.98	23,903		4.50	34,526	6.50
Morrill & Janes Bank and Trust Company	67,975	15.13	20,215		4.50	29,199	6.50
Premier Valley Bank	82,321	13.17	28,134		4.50	40,639	6.50
First Bank & Trust	100,884	13.23	34,315	—	4.50	49,566	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,064,669	9.73%	$437,858		4.00%	N/A
Dubuque Bank and Trust Company	155,391	9.97	62,317		4.00	$77,897	5.00%
Illinois Bank & Trust	70,470	8.56	32,941		4.00	41,177	5.00
Wisconsin Bank & Trust	108,193	10.47	41,317		4.00	51,647	5.00
New Mexico Bank & Trust	141,161	9.58	58,958		4.00	73,697	5.00
Arizona Bank & Trust	59,993	9.20	26,089		4.00	32,611	5.00
Rocky Mountain Bank	48,428	9.82	19,730		4.00	24,662	5.00
Citywide Banks	226,645	10.53	86,129		4.00	107,662	5.00
Minnesota Bank & Trust	63,633	10.00	25,445		4.00	31,806	5.00
Morrill & Janes Bank and Trust Company	67,975	11.31	24,041		4.00	30,052	5.00
Premier Valley Bank	82,321	10.53	31,285		4.00	39,106	5.00
First Bank & Trust	100,884	10.13	39,846		4.00	49,807	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,010,116	13.45%	$600,924	8.00%	N/A
Dubuque Bank and Trust Company	156,544	13.63	91,878	8.00	$114,848	10.00%
Illinois Bank & Trust	71,410	12.62	45,265	8.00	56,582	10.00
Wisconsin Bank & Trust	113,045	14.57	62,057	8.00	77,572	10.00
New Mexico Bank & Trust	133,274	11.42	93,401	8.00	116,751	10.00
Arizona Bank & Trust	61,550	13.39	36,773	8.00	45,966	10.00
Rocky Mountain Bank	50,729	13.78	29,461	8.00	36,826	10.00
Citywide Banks	226,493	13.63	132,975	8.00	166,219	10.00
Minnesota Bank & Trust	23,760	13.76	13,811	8.00	17,264	10.00
Morrill & Janes Bank and Trust Company	72,471	13.42	43,206	8.00	54,007	10.00
Premier Valley Bank	83,772	12.95	51,743	8.00	64,679	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$879,133	11.70%	$450,693	6.00%	N/A
Dubuque Bank and Trust Company	148,080	12.89	68,909	6.00	$91,878	8.00%
Illinois Bank & Trust	66,547	11.76	33,949	6.00	45,265	8.00
Wisconsin Bank & Trust	106,236	13.70	46,543	6.00	62,057	8.00
New Mexico Bank & Trust	123,519	10.58	70,050	6.00	93,401	8.00
Arizona Bank & Trust	56,870	12.37	27,579	6.00	36,773	8.00
Rocky Mountain Bank	47,660	12.94	22,096	6.00	29,461	8.00
Citywide Banks	221,239	13.31	99,731	6.00	132,975	8.00
Minnesota Bank & Trust	22,554	13.06	10,358	6.00	13,811	8.00
Morrill & Janes Bank and Trust Company	67,328	12.47	32,404	6.00	43,206	8.00
Premier Valley Bank	81,213	12.56	38,808	6.00	51,743	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$756,309	10.07%	$338,019	4.50%	N/A
Dubuque Bank and Trust Company	148,080	12.89	51,681	4.50	$74,651	6.50%
Illinois Bank & Trust	66,547	11.76	25,462	4.50	36,778	6.50
Wisconsin Bank & Trust	106,236	13.70	34,907	4.50	50,422	6.50
New Mexico Bank & Trust	123,519	10.58	52,538	4.50	75,888	6.50
Arizona Bank & Trust	56,870	12.37	20,685	4.50	29,878	6.50
Rocky Mountain Bank	47,660	12.94	16,572	4.50	23,937	6.50
Citywide Banks	221,239	13.31	74,799	4.50	108,042	6.50
Minnesota Bank & Trust	22,554	13.06	7,769	4.50	11,222	6.50
Morrill & Janes Bank and Trust Company	67,328	12.47	24,303	4.50	35,104	6.50
Premier Valley Bank	81,213	12.56	29,106	4.50	42,042	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$879,133	9.20%	$382,089	4.00%	N/A
Dubuque Bank and Trust Company	148,080	10.05	58,932	4.00	$73,666	5.00%
Illinois Bank & Trust	66,547	8.39	31,728	4.00	39,660	5.00
Wisconsin Bank & Trust	106,236	10.53	40,373	4.00	50,466	5.00
New Mexico Bank & Trust	123,519	8.54	57,834	4.00	72,292	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Tier 1 Capital (to Average Assets)
Arizona Bank & Trust	$56,870	9.94%	$22,890	4.00%	$28,613	5.00%
Rocky Mountain Bank	47,660	9.82	19,418	4.00	24,272	5.00
Citywide Banks	221,239	10.03	88,240	4.00	110,300	5.00
Minnesota Bank & Trust	22,554	10.77	8,379	4.00	10,473	5.00
Morrill & Janes Bank and Trust Company	67,328	9.47	28,435	4.00	35,543	5.00
Premier Valley Bank	81,213	9.80	33,157	4.00	41,446	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $486.5 million as of December 31, 2018, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $311.3 million as of December 31, 2018, under the capital requirements to remain well capitalized.

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

Equity Securities with a Readily Determinable Fair Value
Equity securities with a readily determinable fair value generally include Community Reinvestment Act mutual funds and are classified as Level 2 due to the infrequent trading of these securities. The fair value is based on the price per share.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value on an aggregate basis. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, Heartland classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Prior to December 31, 2018, Heartland entered into an agreement with a third-party to sell the loan portfolios of its consumer finance subsidiaries. The loan portfolios were classified as held for sale and recorded at fair value at December 31, 2018. Heartland classified these loans as nonrecurring Level 3 in the fair value hierarchy because the negotiated sales price was unobservable.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, and December 31, 2017, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018, and December 31, 2017, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$31,951	$25,414	$6,537	$—
Mortgage and asset-backed securities	2,026,698	—	2,026,698	—
Obligations of states and political subdivisions	374,974	—	374,974	—
Equity securities with a readily determinable fair value	17,086	—	17,086	—
Derivative financial instruments(1)	6,539	—	6,539	—
Interest rate lock commitments	725	—	—	725
Forward commitments	—	—	—	—
Total assets at fair value	$2,457,973	$25,414	$2,431,834	$725
Liabilities
Derivative financial instruments(2)	$6,044	$—	$6,044	$—
Forward commitments	399	—	399	—
Total liabilities at fair value	$6,443	$—	$6,443	$—
December 31, 2017
Assets
Securities available for sale
U.S. government corporations and agencies	$5,328	$3,484	$1,844	$—
Mortgage-backed securities	1,753,736	—	1,753,736	—
Obligations of states and political subdivisions	441,015	—	441,015	—
Equity securities	16,674	—	16,674	—
Derivative financial instruments(1)	3,933	—	3,933	—
Interest rate lock commitments	1,738	—	—	1,738
Forward commitments	80	—	80	—
Total assets at fair value	$2,222,504	$3,484	$2,217,282	$1,738
Liabilities
Derivative financial instruments(2)	$5,167	$—	$5,167	$—
Forward commitments	232	—	232	—
Total liabilities at fair value	$5,399	$—	$5,399	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$12,932	$—	$—	$12,932	$660
Commercial real estate	405	—	—	405	72
Agricultural and agricultural real estate	11,070	—	—	11,070	575
Residential real estate	478	—	—	478	—
Consumer	624	—	—	624	—
Total collateral dependent impaired loans	$25,509	$—	$—	$25,509	$1,307
Loans held for sale	$119,801	$—	$52,577	$67,224	$(1,870)
Other real estate owned	$6,153	$—	$—	$6,153	$2,647
Premises, furniture and equipment held for sale	$7,258	$—	$—	$7,258	$59
Servicing rights	$7,143	$—	$—	$7,143	$58

	Fair Value Measurements at December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$3,212	$—	$—	$3,212	$1,119
Commercial real estate	9,480	—	—	9,480	322
Agricultural and agricultural real estate	8,406	—	—	8,406	2,028
Residential real estate	1,137	—	—	1,137	—
Consumer	1,234	—	—	1,234	—
Total collateral dependent impaired loans	$23,469	$—	$—	$23,469	$3,469
Loans held for sale	$44,560	$—	$44,560	$—	$190
Other real estate owned	$10,777	$—	$—	$10,777	$737
Premises, furniture and equipment held for sale	$1,977	$—	$—	$1,977	$192
Servicing rights	$291	$—	$—	$291	$(21)

Heartland entered into an agreement to sell the loan portfolios of its consumer finance subsidiaries during the fourth quarter of 2018, which were recorded at fair value at December 31, 2018. The fair value of the portfolios was $67.2 million, and Heartland recorded a benefit to provision for loan losses of $953,000 in 2018 associated with the transaction.

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/18	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans held for sale	$67,224	Discounted cash flows	Sales contract	(1)

Interest rate lock commitments	725	Discounted cash flows	Closing ratio	0 - 99% (91%)(2)
Premises, furniture and equipment held for sale	7,258	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(5)
Other real estate owned	6,153	Modified appraised value	Third party appraisal	(3)
			Appraisal discounts	0-10%(5)
Servicing rights	7,143	Discounted cash flows	Third party valuation	(4)

Collateral dependent impaired loans:
Commercial	12,932	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(5)
Commercial real estate	405	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-19%(5)
Agricultural and agricultural real estate	11,070	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(5)
Residential real estate	478	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(5)
Consumer	624	Modified appraised value	Third party valuation	(3)
			Valuation discount	0-14%(5)

(1) The significant unobservable input related to the loans held for sale was the third party sales contract Heartland entered into prior to December 31, 2018. The sale of these consumer loans closed on January 11, 2019.

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

	Fair Value at 12/31/17	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,738	Discounted cash flows	Closing ratio	0 - 99% (89%)(1)

Premises, furniture and equipment held for sale	1,977	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Other real estate owned	10,777	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%
Servicing rights	291	Discounted cash flows	Third party valuation	(3)

Collateral dependent impaired loans:
Commercial	3,212	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(4)
Commercial real estate	9,480	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Agricultural and agricultural real estate	8,406	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(4)
Residential real estate	1,137	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(4)
Consumer	1,234	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-12%(4)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2018	December 31, 2017
Balance at January 1,	$1,738	$2,790
Acquired interest rate lock commitments	1,383	—
Total gains (losses), net, included in earnings	(3,269)	(1,479)
Issuances	2,962	1,875
Settlements	(2,089)	(1,448)
Balance at period end,	$725	$1,738

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2018, and December 31, 2017, were $725,000 and $1.7 million, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2018, and December 31, 2017, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$273,630	$273,630	$273,630	$—	$—
Time deposits in other financial institutions	4,672	4,672	4,672	—	—
Securities:
Carried at fair value	2,450,709	2,450,709	25,414	2,425,295	—
Held to maturity	236,283	245,341	—	245,341	—
Other investments	28,396	28,396	—	28,396	—
Loans held for sale	119,801	119,801	—	52,577	67,224
Loans, net:
Commercial	1,994,785	1,955,607	—	1,942,675	12,932
Commercial real estate	3,684,213	3,667,138	—	3,666,733	405
Agricultural and agricultural real estate	561,265	553,112	—	542,042	11,070
Residential real estate	670,473	654,596	—	654,118	478
Consumer	434,998	432,016	—	431,392	624
Total Loans, net	7,345,734	7,262,469	—	7,236,960	25,509
Cash surrender value on life insurance	162,892	162,892	—	162,892	—
Derivative financial instruments(1)	6,539	6,539	—	6,539	—
Interest rate lock commitments	725	725	—	—	725
Forward commitments	—	—	—	—	—
Financial liabilities:
Deposits
Demand deposits	3,264,737	3,264,737	—	3,264,737	—
Savings deposits	5,107,962	5,107,962	—	5,107,962	—
Time deposits	1,023,730	1,023,730	—	1,023,730	—
Deposits held for sale	106,409	100,241	—	—	100,241
Short term borrowings	227,010	227,010	—	227,010	—
Other borrowings	274,905	276,966	—	276,966	—
Derivative financial instruments(2)	6,044	6,044	—	6,044	—
Forward commitments	399	399	—	399	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

			Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$196,003	$196,003	$196,003	$—	$—
Time deposits in other financial institutions	9,820	9,820	9,820	—	—
Securities:
Carried at fair value	2,216,753	2,216,753	3,484	2,213,269	—
Held to maturity	253,550	265,494		265,494
Other investments	22,563	22,563	—	22,563	—
Loans held for sale	44,560	44,560	—	44,560	—
Loans, net:
Commercial	1,628,043	1,617,956	—	1,614,744	3,212
Commercial real estate	3,140,427	3,132,542	—	3,123,062	9,480
Agricultural and agricultural real estate	508,075	508,987	—	500,581	8,406
Residential real estate	620,939	614,667	—	613,530	1,137
Consumer	438,294	440,820	—	439,586	1,234
Total Loans, net	6,335,778	6,314,972	—	6,291,503	23,469
Cash surrender value on life insurance	142,818	142,818	—	142,818	—
Derivative financial instruments(1)	3,933	3,933	—	3,933	—
Interest rate lock commitments	1,738	1,738	—	—	1,738
Forward commitments	80	80	—	80	—
Financial liabilities:
Deposits
Demand deposits	2,983,128	2,983,128	—	2,983,128	—
Savings deposits	4,240,328	4,240,328	—	4,240,328	—
Time deposits	923,453	923,453	—	923,453	—
Short term borrowings	324,691	324,691	—	324,691	—
Other borrowings	285,011	285,609	—	285,609	—
Derivative financial instruments(2)	5,167	5,167	—	5,167	—
Forward commitments	232	232	—	232	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

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

Loans — Beginning in the first quarter of 2018, the fair value of loans were determined using an exit price methodology as prescribed by ASU 2016-01, which was effective on January 1, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk. In comparison, loan fair values as of December 31, 2017, were estimated based on an entrance price methodology, which discounts future cash flows using the current rates at which a similar loan would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-impaired loans as of December 31, 2018, and December 31, 2017, are not comparable.

The fair value of impaired loans is measured using the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices or sales contracts.

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

Deposits Held for Sale — Prior to December 31, 2018, Heartland entered into agreements with third parties to sell the deposits of five branch locations, which totaled $106.4 million as of December 31, 2018. The estimated fair value in the table above is based on the carrying value of the deposits less the premium Heartland expects to receive in accordance with the sales contract when the transactions are expected to be completed in 2019.

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

TWENTY-ONE
REVENUE

On January 1, 2018, Heartland adopted ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606), and all subsequent ASUs that modified Topic 606. As stated in Note 1, the implementation of the standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with loan servicing income, bank owned life insurance, derivatives and certain credit card fees are also not in scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as service charges and fees, trust fees, and brokerage and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of Heartland's revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2018, 2017 and 2016, in thousands:

	For the Years Ended December 31,
	2018	2017	2016
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$11,291	$9,570	$8,314
Overdraft fees	10,796	9,365	8,300
Customer service fees	327	288	208
Credit card fee income	11,893	7,968	4,866
Debit card income	14,396	11,984	9,873
Other service charges	3	8	29
Total service charges and fees	48,706	39,183	31,590
Trust fees	18,393	15,818	14,845
Brokerage and insurance commissions	4,513	4,033	3,869
Total noninterest income in-scope of Topic 606	$71,612	$59,034	$50,304

Out-of-scope of Topic 606
Loan servicing income	$7,292	$5,636	$4,501
Securities gains, net	1,085	6,973	11,340
Unrealized gain on equity securities, net	212	—	—
Net gains on sale of loans held for sale	21,450	22,251	39,634
Valuation adjustment on servicing rights	(46)	21	(33)
Income on bank owned life insurance	2,793	2,772	2,275
Other noninterest income	4,762	5,335	5,580
Total noninterest income out-of-scope of Topic 606	37,548	42,988	63,297
Total noninterest income	$109,160	$102,022	$113,601

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, 2017 and 2016, Heartland did not have any significant contract balances.

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

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2018	2017
Assets:
Cash and interest bearing deposits	$39,666	$24,310
Investment in subsidiaries	1,538,766	1,194,747
Other assets	30,321	28,536
Due from subsidiaries	6,000	6,000
Total assets	$1,614,753	$1,253,593
Liabilities and stockholders’ equity:
Other borrowings	$269,553	$246,438
Accrued expenses and other liabilities	20,025	15,698
Total liabilities	289,578	262,136
Stockholders’ equity:
Preferred stock	—	938
Common stock	34,477	29,953
Capital surplus	743,095	503,709
Retained earnings	579,252	481,331
Accumulated other comprehensive loss	(31,649)	(24,474)
Total stockholders’ equity	1,325,175	991,457
Total liabilities and stockholders’ equity	$1,614,753	$1,253,593

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2018	2017	2016
Operating revenues:
Dividends from subsidiaries	$85,000	$70,850	$55,250
Securities gains, net	—	3,021	54
Other	493	2,292	1,712
Total operating revenues	85,493	76,163	57,016
Operating expenses:
Interest	14,371	13,269	13,840
Salaries and employee benefits	3,639	3,146	3,044
Professional fees	2,841	2,379	2,487
Other operating expenses	12,510	7,889	2,664
Total operating expenses	33,361	26,683	22,035
Equity in undistributed earnings	52,570	16,212	37,926
Income before income tax benefit	104,702	65,692	72,907
Income tax benefit	12,296	9,580	7,442
Net income	116,998	75,272	80,349
Preferred dividends	(39)	(58)	(292)
Interest expense on convertible preferred debt	—	12	51
Net income available to common stockholders	$116,959	$75,226	$80,108

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$116,998	$75,272	$80,349
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(52,570)	(16,212)	(37,926)
Security gains, net	—	(3,021)	(54)
Gain on extinguishment of debt	—	(1,200)	—
Increase (decrease) in accrued expenses and other liabilities	5,336	(4,160)	(7,039)
(Increase) decrease in other assets	(1,559)	(567)	1,948
Excess tax benefits from stock based compensation	674	1,246	374
Other, net	5,401	4,714	4,892
Net cash provided by operating activities	74,280	56,072	42,544
Cash flows from investing activities:
Capital contributions to subsidiaries	(30,696)	—	(18,000)
Proceeds from sales of available for sale securities	—	2,868	—
Proceeds from sale of other investments	—	211	94
Net assets acquired	(13,504)	(62,813)	(14,587)
Net cash used by investing activities	(44,200)	(59,734)	(32,493)
Cash flows from financing activities:
Proceeds on short-term revolving credit line	25,000	20,000	—
Proceeds from borrowings	30,000	—	40,000
Repayments on short-term revolving credit line	(25,000)	(20,000)	—
Repayments of borrowings	(25,759)	(9,016)	(26,280)
Payment for the redemption of debt	—	(13,800)	—
Redemption of preferred stock	—	—	(81,698)
Cash dividends paid	(19,357)	(14,557)	(12,870)
Purchase of treasury stock	(97)	(625)	(3,719)
Proceeds from issuance of common stock	489	963	54,196
Net cash used by financing activities	(14,724)	(37,035)	(30,371)
Net increase (decrease) in cash and cash equivalents	15,356	(40,697)	(20,320)
Cash and cash equivalents at beginning of year	24,310	65,007	85,327
Cash and cash equivalents at end of year	$39,666	$24,310	$65,007
Supplemental disclosure:
Conversion of convertible debt to common stock	$—	$558	$1,442
Conversion/redemption of Series D preferred stock to common stock	$938	$419	$2,420
Stock consideration granted for acquisition	$238,075	$175,196	$57,433

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2018	December 31	September 30	June 30	March 31
Net interest income	$110,283	$110,678	$101,409	$91,584
Provision for loan losses	9,681	5,238	4,831	4,263
Net interest income after provision for loan losses	100,602	105,440	96,578	87,321
Noninterest income	27,045	29,765	27,634	24,716
Noninterest expense	88,821	92,539	88,882	83,646
Income taxes	6,685	8,956	7,451	5,123
Net income	32,141	33,710	27,879	23,268
Preferred dividends	—	(13)	(13)	(13)
Net income available to common stockholders	$32,141	$33,697	$27,866	$23,255

Per share:
Earnings per share-basic	$0.93	$0.98	$0.85	$0.76
Earnings per share-diluted	0.93	0.97	0.85	0.76
Cash dividends declared on common stock	0.19	0.14	0.13	0.13
Book value per common share	38.44	37.14	36.44	33.81
Weighted average common shares outstanding	34,474,336	34,452,377	32,620,775	30,441,776
Weighted average diluted common shares outstanding	34,670,180	34,644,187	32,830,751	30,645,212

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2017	December 31	September 30	June 30	March 31
Net interest income	$92,856	$89,844	$74,580	$73,028
Provision for loan losses	5,328	5,705	889	3,641
Net interest income after provision for loan losses	87,528	84,139	73,691	69,387
Noninterest income	25,528	24,977	25,624	25,893
Noninterest expense	77,878	78,759	69,298	71,740
Income taxes	21,506	8,725	8,059	5,530
Net income	13,672	21,632	21,958	18,010
Preferred dividends	(13)	(13)	(13)	(19)
Interest expense on convertible preferred debt	—	3	4	5
Net income available to common stockholders	$13,659	$21,622	$21,949	$17,996

Per share:
Earnings per share-basic	$0.46	$0.73	$0.82	$0.68
Earnings per share-diluted	0.45	0.72	0.81	0.68
Cash dividends declared on common stock	0.18	0.11	0.11	0.11
Book value per common share	33.07	32.75	30.15	29.26
Weighted average common shares outstanding	29,948,536	29,647,534	26,686,845	26,334,788
Weighted average diluted common shares outstanding	30,209,043	29,910,437	26,972,580	26,627,830

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 27, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2018.

Heartland acquired First Bank Lubbock Bancshares, Inc. and its wholly owned subsidiary First Bank & Trust on May 18, 2018. First Bank & Trust which had assets of $1.11 billion as of December 31, 2018, and revenues of $47.6 million for the year ended December 31, 2018, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. First Bank & Trust's assets comprised 10% of Heartland's assets at December 31, 2018, and First Bank & Trust's 2018 revenues were 8% of Heartland's revenues for 2018.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2018, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Heartland Financial USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired First Bank Lubbock Bancshares, Inc. and it’s wholly‑owned subsidiary First Bank & Trust on May 18, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, First Bank & Trust’s internal control over financial reporting associated with total assets of $1.11 billion and total revenues of $47.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of First Bank & Trust.
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
February 27, 2019

ITEM 9B. OTHER INFORMATION

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2019 Annual Meeting of Stockholders to be held on May 22, 2019, (the "2019 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2019 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Committees of the Board - Compensation/Nominating Committee", "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2019 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

The following table sets forth information regarding outstanding options and shares available for future issuance under Heartland's equity plans as of December 31, 2018:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	266,995	(1)	$—	882,745	(2)
Equity compensation plans not approved by stockholders	—		$—	—
Total	266,995		$—	882,745

(1) Includes 266,995 restricted stock units and performance-based stock units that were outstanding on December 31, 2018 under the Heartland 2012 Long-Term Incentive Plan as Amended and Restated. The number of performance-based stock units may increase or decrease depending on whether certain performance goals are achieved.

(2) Includes 437,893 shares available for issuance under the Heartland 2012 Long-Term Incentive Plan as Amended and Restated and 444,852 shares available for issuance under the 2016 Employee Stock Purchase Plan, of which up to 32,331 shares may be purchased during the current purchase period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2019 Proxy Statement under the captions "Related Persons Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2019 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

INDEX OF EXHIBITS

3.1
Restated Certificate of Incorporation of Heartland Financial USA, Inc. and Certificate of Designation of Series A Junior Participating Preferred Stock as filed with the Delaware Secretary of State on June 10, 2002 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2008).

3.2	Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2004).

3.3
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on July 30, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009).

3.4
Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series C, as filed with the Delaware Secretary of State on September 12, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2011).

3.5
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. filed with the Delaware Secretary of State on May 28, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015).

3.6
Certificate of Designation of 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D, as filed with the Delaware Secretary of State on February 5, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2016).

3.7
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on May 18, 2017 (incorporated by reference to Exhibit 3.4 to the Registrant's Amendment No. 2 to it Form S-4 Registration Statement filed on May 18, 2017).

3.8
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on August 28, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2018).

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

4.3
Indenture by and between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of March 17, 2004 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

4.4
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

4.5
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

4.6	Form of Senior Notes of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 16, 2011).

4.7
Rights Agreement, dated as of January 17, 2012, between Heartland Financial USA, Inc. and Dubuque Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A filed on May 17, 2012).

4.8
Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

4.9
Indenture by and between Morrill Bancshares, Inc. and U.S. Bank National Association dated as of December 17, 2003 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

4.10
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

4.11
Form of Stock Certificate for 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.1	(1)
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

10.2	(1)
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

10.3	(1)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.4	(1)
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

10.5
ISDA Confirmation Letter between Heartland Financial USA, Inc. and Bankers Trust Company dated April 5, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.6
Promissory Note and Business Loan Agreement between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2013)

10.7	(1)
Form of Time-Based Restricted Stock Unit Award Agreement for Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the third, fourth and fifth years following the original grant award (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

10.8
First Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated August 1, 2014 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018).

10.9	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller and Bruce K. Lee (compensation multiple of 2 and health benefits term of 18 months); Michael J. Coyle, Brian J. Fox, Bryan R. McKeag, Rodney Sloan, Andrew E. Townsend and Frank E. Walter (compensation multiple of 1 and health benefits term of 12 months) (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed on March 13, 2015).

10.10
Promissory Note and Second Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2015).

10.11
Form of 6.5% subordinated Notes Due 2019, of CIC Bancshares, Inc. and Form of Amendment to, and Assumption of Obligations under 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.12	(1)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.13	(1)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.14
Promissory Note and Third Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.15
Promissory Note and Fourth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.16
Promissory Note and Fifth Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated July 20, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.17
Underwriting Agreement between Heartland Financial USA, Inc. and Raymond James & Associates, Inc. dated November 2, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on November 8, 2016).

10.18
Revolving Credit Line Promissory Note issued in connection with the Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2017).

10.19
Promissory Note issued in connection with the Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2017).

10.20
Agreement and Plan of Merger between Heartland Financial USA, Inc. and First Bank Lubbock Bancshares, Inc. dated December 12, 2017 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018).

10.21	(1)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.22	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement One-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.23	(1)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.24	(1)
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2018).

10.25	(2)	Promissory Note issued in connection with the Business Line Loan Agreement dated June 14, 2018, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2018.

10.26	(2)	Promissory Note issued in connection with the Business Line Loan Agreement dated June 14, 2018, between Heartland Financial USA, Inc. and Bankers Trust Company dated June 14, 2018.

10.27	(2)	Agreement and Plan of Merger between Heartland Financial USA, Inc. and Blue Valley Ban Corp., dated January 16, 2019.

11	(2)	Computation of Per Share Earnings.

21.1	(2)	Subsidiaries of the Registrant.

23.1	(2)	Consent of KPMG LLP.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-15.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-15.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(2)
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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer

Date:    February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2019.

By:	/s/ Bruce K. Lee	/s/ Lynn B. Fuller
	Bruce K. Lee	Lynn B. Fuller
	President and Chief Executive Officer	Executive Operating Chairman and Director
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Executive Officer)

	/s/ Bryan R. McKeag	/s/ Janet M. Quick
	Bryan R. McKeag	Janet M. Quick
	Executive Vice President and Chief Financial Officer	Executive Vice President and Deputy Chief Financial Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

	/s/ Mark. Falb	/s/ Thomas L. Flynn
	Mark C. Falb	Thomas L. Flynn
	Director	Director

	/s/ Jennifer K. Hopkins	/s/ R. Mike McCoy
	Jennifer K. Hopkins	R. Mike McCoy
	Director	Director

	/s/ Susan G. Murphy	/s/ Kurt M. Saylor
	Susan G. Murphy	Kurt M. Saylor
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

/s/ Duane E. White
Duane E. White
Director