Form 10-Q
period 2019-03-31
HEARTLAND FINANCIAL USA INC
filed 2019-05-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
     Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	HTLF	Nasdaq Stock Market

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 6, 2019, the Registrant had outstanding 34,604,462 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Cash and due from banks	$174,198	$223,135
Interest bearing deposits with other banks and other short-term investments	318,303	50,495
Cash and cash equivalents	492,501	273,630
Time deposits in other financial institutions	4,675	4,672
Securities:
Carried at fair value (cost of $2,415,641 at March 31, 2019, and $2,492,620 at December 31, 2018)	2,400,460	2,450,709
Held to maturity, at cost (fair value of $95,240 at March 31, 2019, and $245,341 at December 31, 2018)	88,089	236,283
Other investments, at cost	27,506	28,396
Loans held for sale	69,716	119,801
Loans receivable:
Held to maturity	7,331,544	7,407,697
Allowance for loan and lease losses	(62,639)	(61,963)
Loans receivable, net	7,268,905	7,345,734
Premises, furniture and equipment, net	183,185	187,418
Premises, furniture and equipment held for sale	7,030	7,258
Other real estate, net	5,391	6,153
Goodwill	391,668	391,668
Core deposit intangibles and customer relationship intangibles, net	44,637	47,479
Servicing rights, net	28,968	31,072
Cash surrender value on life insurance	163,764	162,892
Other assets	136,000	114,841
TOTAL ASSETS	$11,312,495	$11,408,006
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,118,909	$3,264,737
Savings	5,145,929	5,107,962
Time	1,088,104	1,023,730
Total deposits	9,352,942	9,396,429
Deposits held for sale	118,564	106,409
Short-term borrowings	104,314	227,010
Other borrowings	268,312	274,905
Accrued expenses and other liabilities	96,261	78,078
TOTAL LIABILITIES	9,940,393	10,082,831
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both March 31, 2019, and December 31, 2018)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2019, and December 31, 2018)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2019, and December 31, 2018, none issued or outstanding at both March 31, 2019, and December 31, 2018)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2019, and December 31, 2018; none issued or outstanding at both March 31, 2019, and December 31, 2018)	—	—
Common stock (par value $1 per share; 40,000,000 shares authorized at both March 31, 2019, and December 31, 2018; issued 34,603,611 shares at March 31, 2019, and 34,477,499 shares at December 31, 2018)	34,604	34,477
Capital surplus	745,596	743,095
Retained earnings	603,506	579,252
Accumulated other comprehensive loss	(11,604)	(31,649)
TOTAL STOCKHOLDERS' EQUITY	1,372,102	1,325,175
TOTAL LIABILITIES AND EQUITY	$11,312,495	$11,408,006

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Interest and fees on loans	$100,456	$85,651
Interest on securities:
Taxable	15,876	11,577
Nontaxable	3,093	3,579
Interest on federal funds sold	4	—
Interest on interest bearing deposits in other financial institutions	1,292	407
TOTAL INTEREST INCOME	120,721	101,214
INTEREST EXPENSE:
Interest on deposits	13,213	5,766
Interest on short-term borrowings	889	268
Interest on other borrowings (includes $165 and $197 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018, respectively)	3,664	3,596
TOTAL INTEREST EXPENSE	17,766	9,630
NET INTEREST INCOME	102,955	91,584
Provision for loan losses	1,635	4,263
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	101,320	87,321
NONINTEREST INCOME:
Service charges and fees	12,794	10,079
Loan servicing income	1,729	1,754
Trust fees	4,474	4,680
Brokerage and insurance commissions	734	907
Securities gains, net (includes $1,575 and $1,441 of net security gains reclassified from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018, respectively)	1,575	1,441
Unrealized gain/(loss) on equity securities, net	258	(28)
Net gains on sale of loans held for sale	3,176	4,051
Valuation allowance on servicing rights	(589)	(2)
Income on bank owned life insurance	899	614
Other noninterest income	1,667	1,220
TOTAL NONINTEREST INCOME	26,717	24,716
NONINTEREST EXPENSES:
Salaries and employee benefits	50,285	48,710
Occupancy	6,607	6,043
Furniture and equipment	2,692	2,749
Professional fees	11,379	9,448
Advertising	2,325	1,940
Core deposit intangibles and customer relationship intangibles amortization	2,842	1,863
Other real estate and loan collection expenses	701	732
Gain on sales/valuations of assets, net	(3,004)	(197)
Restructuring expenses	3,227	2,564
Other noninterest expenses	11,176	9,794
TOTAL NONINTEREST EXPENSES	88,230	83,646
INCOME BEFORE INCOME TAXES	39,807	28,391
Income taxes (includes $358 and $261 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018, respectively)	8,310	5,123
NET INCOME	31,497	23,268
Preferred dividends	—	(13)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$31,497	$23,255
EARNINGS PER COMMON SHARE - BASIC	$0.91	$0.76
EARNINGS PER COMMON SHARE - DILUTED	$0.91	$0.76
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.13

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
NET INCOME	$31,497	$23,268
OTHER COMPREHENSIVE INCOME/(LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	29,965	(19,834)
Reclassification adjustment for net gains realized in net income	(1,575)	(1,441)
Income taxes	(7,281)	5,391
Other comprehensive income/(loss) on securities	21,109	(15,884)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	(1,505)	1,699
Reclassification adjustment for net losses on derivatives realized in net income	158	197
Income taxes	283	(708)
Other comprehensive income/(loss) on cash flow hedges	(1,064)	1,188
Other comprehensive income/(loss)	20,045	(14,696)
TOTAL COMPREHENSIVE INCOME	$51,542	$8,572

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,497	$23,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,155	6,802
Provision for loan losses	1,635	4,263
Net amortization of premium on securities	5,692	5,823
Securities gains, net	(1,575)	(1,441)
Unrealized (gain)/loss on equity securities, net	(258)	28
Stock based compensation	2,375	1,858
Loans originated for sale	(61,348)	(112,433)
Proceeds on sales of loans held for sale	64,941	135,506
Net gains on sale of loans held for sale	(2,978)	(2,889)
Decrease in accrued interest receivable	682	3,239
(Increase) decrease in prepaid expenses	(1,708)	194
Increase in accrued interest payable	1,261	1,029
Capitalization of servicing rights	(266)	(1,183)
Valuation allowance on servicing rights	589	2
(Gain)/loss on sales/valuations of assets, net	1,512	(197)
Net excess tax benefit from stock based compensation	336	611
Other, net	(16,493)	(5,441)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,049	59,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(248)	—
Proceeds from the sale of securities available for sale	434,154	392,246
Proceeds from the redemption of time deposits in other financial institutions	—	8,767
Proceeds from the maturity of and principal paydowns on securities available for sale	86,727	49,603
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,156	3,570
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	245	4,368
Proceeds from the sale, maturity of and principal paydowns on other investments	2,730	677
Purchase of securities available for sale	(299,105)	(244,289)
Purchase of other investments	(1,779)	(644)
Net (increase) decrease in loans	43,925	(32,314)
Purchase of bank owned life insurance policies	(5)	—
Capital expenditures	(1,123)	(2,356)
Net cash and cash equivalents received in acquisitions	—	5,543
Proceeds from the sale of equipment	117	615
Net cash received in divestitures	28,142	—
Proceeds on sale of OREO and other repossessed assets	2,537	668
NET CASH PROVIDED BY INVESTING ACTIVITIES	$298,473	$186,454

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in demand deposits	$(131,876)	$5,834
Net increase in savings deposits	74,016	100,608
Net (increase) decrease in time deposit accounts	75,141	(69,143)
Proceeds on short-term revolving credit line	—	15,000
Net decrease in short-term borrowings	(43,000)	(168,451)
Proceeds from short term FHLB advances	430,888	220,000
Repayments of short term FHLB advances	(506,725)	(260,000)
Proceeds from other borrowings	50	—
Repayments of other borrowings	(6,868)	(14,995)
Purchase of treasury stock	—	(97)
Proceeds from issuance of common stock	253	14
Dividends paid	(5,530)	(3,920)
NET CASH USED BY FINANCING ACTIVITIES	(113,651)	(175,150)
Net increase in cash and cash equivalents	218,871	70,343
Cash and cash equivalents at beginning of year	273,630	196,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$492,501	$266,346
Supplemental disclosures:
Cash paid for income/franchise taxes	$84	$2
Cash paid for interest	$16,537	$8,601
Loans transferred to OREO	$1,694	$939
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$654	$—
Deposits transferred to held for sale	$76,968	$—
Loans transferred to held for sale	$32,111	$—
Securities transferred from held to maturity to available for sale	$148,030	$—
Purchases of securities available for sale, accrued, not settled	$2,019	$—
Maturity of securities available for sale, accrued, not settled	$1,000	$—
Stock consideration granted for acquisitions	$—	$53,621

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income				23,268	(14,696)		8,572
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:
Series D Preferred, $17.50 per share				(13)			(13)
Common, $0.13 per share				(3,907)			(3,907)
Purchase of 1,761 shares of common stock						(97)	(97)
Issuance of 1,116,644 shares of common stock		1,115	52,423			97	53,635
Stock based compensation			1,858				1,858
Balance at March 31, 2018	$938	$31,068	$557,990	$500,959	$(39,450)	$—	$1,051,505
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income				31,497	20,045		51,542
Retained earnings adjustment for adoption of leasing standard				(1,713)			(1,713)
Cash dividends declared:
Common, $0.16 per share				(5,530)			(5,530)
Issuance of 126,112 shares of common stock		127	126				253
Stock based compensation			2,375				2,375
Balance at March 31, 2019	$—	$34,604	$745,596	$603,506	$(11,604)	$—	$1,372,102

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2018, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on February 27, 2019. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2019, are not necessarily indicative of the results expected for the year ending December 31, 2019.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2019, and 2018, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2019	2018
Net income	$31,497	$23,268
Preferred dividends	—	(13)
Net income available to common stockholders	$31,497	$23,255
Weighted average common shares outstanding for basic earnings per share	34,564	30,442
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	136	203
Weighted average common shares for diluted earnings per share	34,700	30,645
Earnings per common share — basic	$0.91	$0.76
Earnings per common share — diluted	$0.91	$0.76
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	2	—

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC. On April 26, 2019, Heartland signed an agreement to sell the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, and the transaction closed on April 30, 2019. See Note 6, "Goodwill, Core Deposit Premium and Other Intangible Assets," for further details on this transaction.

Effect of New Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that will result in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, "Leases - Targeted Improvements" to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. Heartland adopted the accounting standard on January 1, 2019, on a modified retrospective basis, as required, and will not restate comparative periods. Heartland adopted the practical expedients, which allow for existing leases to be accounted for under previous guidance with the exception of balance sheet recognition for lessees. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $25.9 million and $27.6 million, respectively, on January 1, 2019. The difference between the lease assets and lease liabilities, which was $1.7 million, was recorded as an adjustment to retained earnings. The adoption of the standard did not impact Heartland's results of operations or liquidity. See Note 11, "Leases", for more information on Heartland's leases.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If any entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The amendments must be applied and Heartland intends to apply these amendments on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland adopted this ASU on January 1, 2019, as required, and the adoption did not have a material impact on its results of operations, financial position and liquidity.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, this ASU permits an entity to designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the “last-of-layer” method). Under this designation, prepayment risk is not incorporated into the measurement of the hedged item. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity on the balance sheet as of the date of adoption. Heartland adopted this ASU on January 1, 2019, as required, and as a result of the adoption, $148.0 million of held to maturity securities were reclassified to available for sale debt securities carried at fair value. See Note 3, "Securities," for further details. There was no impact to Heartland's results of operations, or liquidity as a result of the adoption of this amendment.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. Heartland intends to adopt this ASU in 2020, as required, and because the ASU only revises disclosure requirements, the adoption of this ASU is not expected to have a material impact on results of operations, financial position and liquidity.

NOTE 2: ACQUISITIONS

Blue Valley Ban Corp.
On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of March 31, 2019, Bank of Blue Valley had total assets of approximately $711.6 million, which included approximately $564.1 million of gross loans outstanding, and approximately $587.2 million of deposits.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
U.S. government corporations and agencies	$26,873	$10	$(115)	$26,768
Mortgage and asset-backed securities	1,889,977	6,476	(25,055)	1,871,398
Obligations of states and political subdivisions	481,452	6,146	(2,643)	484,955
Total debt securities	2,398,302	12,632	(27,813)	2,383,121
Equity securities with a readily determinable fair value	17,339	—	—	17,339
Total	$2,415,641	$12,632	$(27,813)	$2,400,460
December 31, 2018
U.S. government corporations and agencies	$32,075	$3	$(127)	$31,951
Mortgage and asset-backed securities	2,061,358	3,740	(38,400)	2,026,698
Obligations of states and political subdivisions	382,101	919	(8,046)	374,974
Total debt securities	2,475,534	4,662	(46,573)	2,433,623
Equity securities with a readily determinable fair value	17,086	—	—	17,086
Total	$2,492,620	$4,662	$(46,573)	$2,450,709

On January 1, 2019, Heartland adopted ASU 2017-12, and as a result of the adoption, $148.0 million of held to maturity debt securities were transferred to debt securities available for sale. The securities were transferred at book value on the date of the transfer.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Obligations of states and political subdivisions	$88,089	$7,151	$—	$95,240
Total	$88,089	$7,151	$—	$95,240
December 31, 2018
Obligations of states and political subdivisions	$236,283	$9,554	$(496)	$245,341
Total	$236,283	$9,554	$(496)	$245,341

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$29,138	$29,100
Due in 1 to 5 years	51,367	50,972
Due in 5 to 10 years	123,062	123,289
Due after 10 years	304,758	308,362
Total debt securities	508,325	511,723
Mortgage and asset-backed securities	1,889,977	1,871,398
Equity securities with a readily determinable fair value	17,339	17,339
Total investment securities	$2,415,641	$2,400,460

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$6	$6
Due in 1 to 5 years	12,966	13,200
Due in 5 to 10 years	58,150	61,138
Due after 10 years	16,967	20,896
Total investment securities	$88,089	$95,240

As of March 31, 2019, and December 31, 2018, securities with a fair value of $455.6 million and $524.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three-month periods ended March 31, 2019 and 2018, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$434,154	$392,246
Gross security gains	2,408	3,013
Gross security losses	833	1,572

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2019, and December 31, 2018. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2018, and December 31, 2017, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
U.S. government corporations and agencies	$18,742	$(95)	$4,541	$(20)	$23,283	$(115)
Mortgage and asset-backed securities	227,902	(2,075)	926,176	(22,980)	1,154,078	(25,055)
Obligations of states and political subdivisions	26,161	(98)	132,515	(2,545)	158,676	(2,643)
Total temporarily impaired securities	$272,805	$(2,268)	$1,063,232	$(25,545)	$1,336,037	$(27,813)
December 31, 2018
U.S. government corporations and agencies	$24,902	$(83)	$4,577	$(44)	$29,479	$(127)
Mortgage and asset-backed securities	733,826	(9,060)	805,089	(29,340)	1,538,915	(38,400)
Obligations of states and political subdivisions	34,990	(390)	258,143	(7,656)	293,133	(8,046)
Total temporarily impaired securities	$793,718	$(9,533)	$1,067,809	$(37,040)	$1,861,527	$(46,573)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
Total temporarily impaired securities	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the three-month periods ended March 31, 2019, and March 31, 2018, respectively.

Other investments, at cost, include equity securities without a readily determinable fair value. Equity securities without a readily determinable fair value totaled $17.3 million and $17.1 million at March 31, 2019, and December 31, 2018, respectively. At March 31, 2019, and December 31, 2018, other investments at cost included shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $15.4 million and $16.6 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2019, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of March 31, 2019, and December 31, 2018, were as follows, in thousands:

	March 31, 2019	December 31, 2018
Loans receivable held to maturity:
Commercial	$2,042,594	$2,020,231
Commercial real estate	3,702,457	3,711,481
Agricultural and agricultural real estate	544,805	565,408
Residential real estate	630,433	673,603
Consumer	412,573	440,158
Gross loans receivable held to maturity	7,332,862	7,410,881
Unearned discount	(288)	(1,624)
Deferred loan fees	(1,030)	(1,560)
Total net loans receivable held to maturity	7,331,544	7,407,697
Allowance for loan losses	(62,639)	(61,963)
Loans receivable, net	$7,268,905	$7,345,734

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

The following table shows the balance in the allowance for loan losses at March 31, 2019, and December 31, 2018, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during the quarter ended March 31, 2019.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
March 31, 2019
Commercial	$6,301	$17,520	$23,821	$24,498	$2,018,096	$2,042,594
Commercial real estate	353	26,434	26,787	18,150	3,684,307	3,702,457
Agricultural and agricultural real estate	1,099	4,499	5,598	20,475	524,330	544,805
Residential real estate	153	1,452	1,605	18,619	611,814	630,433
Consumer	653	4,175	4,828	5,826	406,747	412,573
Total	$8,559	$54,080	$62,639	$87,568	$7,245,294	$7,332,862
December 31, 2018
Commercial	$5,733	$18,772	$24,505	$24,202	$1,996,029	$2,020,231
Commercial real estate	218	25,320	25,538	14,388	3,697,093	3,711,481
Agricultural and agricultural real estate	686	4,267	4,953	15,951	549,457	565,408
Residential real estate	168	1,617	1,785	20,251	653,352	673,603
Consumer	749	4,433	5,182	7,004	433,154	440,158
Total	$7,554	$54,409	$61,963	$81,796	$7,329,085	$7,410,881

The following table presents nonaccrual loans, accruing loans past due 90 days or more and performing troubled debt restructured loans at March 31, 2019, and December 31, 2018, in thousands:

	March 31, 2019	December 31, 2018
Nonaccrual loans	$72,670	$67,833
Nonaccrual troubled debt restructured loans	4,624	4,110
Total nonaccrual loans	$77,294	$71,943
Accruing loans past due 90 days or more	$1,706	$726
Performing troubled debt restructured loans	$3,460	$4,026

The following tables provide information on troubled debt restructured loans that were modified during the three-month periods ended March 31, 2019, and March 31, 2018, dollars in thousands:

	Three Months Ended March 31,
	2019			2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	1	36	42	5	877	752
Consumer	—	—	—	—	—	—
Total	1	$36	$42	5	$877	$752

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate trouble debt restructured loans for the three-months ended March 31, 2019, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At March 31, 2019, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

The following table shows troubled debt restructured loans for which there was a payment default during the three month periods ended March 31, 2019, and March 31, 2018, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Three Months Ended March 31,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	42	3	519
Consumer	—	—	—	—
Total	1	$42	3	$519

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of March 31, 2019. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at March 31, 2019, and December 31, 2018, in thousands:

	Pass	Nonpass	Total
March 31, 2019
Commercial	$1,907,620	$134,974	$2,042,594
Commercial real estate	3,510,161	192,296	3,702,457
Total commercial and commercial real estate	5,417,781	327,270	5,745,051
Agricultural and agricultural real estate	440,927	103,878	544,805
Residential real estate	603,647	26,786	630,433
Consumer	398,695	13,878	412,573
Total gross loans receivable held to maturity	$6,861,050	$471,812	$7,332,862
December 31, 2018
Commercial	$1,880,579	$139,652	$2,020,231
Commercial real estate	3,524,344	187,137	3,711,481
Total commercial and commercial real estate	5,404,923	326,789	5,731,712
Agricultural and agricultural real estate	471,642	93,766	565,408
Residential real estate	645,478	28,125	673,603
Consumer	425,451	14,707	440,158
Total gross loans receivable held to maturity	$6,947,494	$463,387	$7,410,881
The nonpass category in the table above is comprised of approximately 48% special mention loans and 52% substandard loans as of March 31, 2019. The percent of nonpass loans on nonaccrual status as of March 31, 2019, was 16%. As of December 31, 2018, the nonpass category in the table above was comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2018, was 16%. Loans delinquent 30 to 89 days as a percent of total loans were 0.47% at March 31, 2019, compared to 0.21% at December 31, 2018. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of March 31, 2019, Heartland had $2.8 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at March 31, 2019, and December 31, 2018, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2019
Commercial	$8,253	$2,859	$325	$11,437	$2,006,358	$24,799	$2,042,594
Commercial real estate	5,870	4,942	1,264	12,076	3,674,676	15,705	3,702,457
Total commercial and commercial real estate	14,123	7,801	1,589	23,513	5,681,034	40,504	5,745,051
Agricultural and agricultural real estate	2,179	800	31	3,010	521,621	20,174	544,805
Residential real estate	4,224	110	—	4,334	613,667	12,432	630,433
Consumer	4,835	536	86	5,457	402,932	4,184	412,573
Total gross loans receivable held to maturity	$25,361	$9,247	$1,706	$36,314	$7,219,254	$77,294	$7,332,862
December 31, 2018
Commercial	$2,574	$205	$—	$2,779	$1,991,525	$25,927	$2,020,231
Commercial real estate	4,819	—	726	5,545	3,694,259	11,677	3,711,481
Total commercial and commercial real estate	7,393	205	726	8,324	5,685,784	37,604	5,731,712
Agricultural and agricultural real estate	99	—	—	99	549,376	15,933	565,408
Residential real estate	5,147	49	—	5,196	655,329	13,078	673,603
Consumer	2,724	307	—	3,031	431,799	5,328	440,158
Total gross loans receivable held to maturity	$15,363	$561	$726	$16,650	$7,322,288	$71,943	$7,410,881

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at March 31, 2019, and December 31, 2018, the outstanding loan balance recorded on the consolidated balance sheets at March 31, 2019, and December 31, 2018, any related allowance recorded for those loans as of March 31, 2019, and December 31, 2018, the average outstanding loan balances recorded on the consolidated balance sheets during the three months ended March 31, 2019, and year ended December 31, 2018, and the interest income recognized on the impaired loans during the three-month period ended March 31, 2019, and year ended December 31, 2018, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
March 31, 2019
Impaired loans with a related allowance:
Commercial	$12,107	$12,096	$6,301	$12,046	$7
Commercial real estate	1,421	1,421	353	1,201	6
Total commercial and commercial real estate	13,528	13,517	6,654	13,247	13
Agricultural and agricultural real estate	3,280	3,280	1,099	2,225	1
Residential real estate	1,253	1,253	153	1,012	—
Consumer	1,272	1,270	653	1,275	6
Total loans held to maturity	$19,333	$19,320	$8,559	$17,759	$20
Impaired loans without a related allowance:
Commercial	$14,467	$12,402	$—	$11,928	$330
Commercial real estate	16,809	16,729	—	14,008	54
Total commercial and commercial real estate	31,276	29,131	—	25,936	384
Agricultural and agricultural real estate	19,538	17,195	—	14,373	16
Residential real estate	17,370	17,366	—	17,933	76
Consumer	4,620	4,556	—	4,820	25
Total loans held to maturity	$72,804	$68,248	$—	$63,062	$501
Total impaired loans held to maturity:
Commercial	$26,574	$24,498	$6,301	$23,974	$337
Commercial real estate	18,230	18,150	353	15,209	60
Total commercial and commercial real estate	44,804	42,648	6,654	39,183	397
Agricultural and agricultural real estate	22,818	20,475	1,099	16,598	17
Residential real estate	18,623	18,619	153	18,945	76
Consumer	5,892	5,826	653	6,095	31
Total impaired loans held to maturity	$92,137	$87,568	$8,559	$80,821	$521

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2018
Impaired loans with a related allowance:
Commercial	$12,376	$12,366	$5,733	$4,741	$33
Commercial real estate	891	891	218	4,421	25
Total commercial and commercial real estate	13,267	13,257	5,951	9,162	58
Agricultural and agricultural real estate	1,718	1,718	686	2,165	2
Residential real estate	647	647	168	1,138	12
Consumer	1,373	1,373	749	2,934	29
Total loans held to maturity	$17,005	$16,995	$7,554	$15,399	$101
Impaired loans without a related allowance:
Commercial	$13,616	$11,836	$—	$10,052	$299
Commercial real estate	13,578	13,497	—	13,000	249
Total commercial and commercial real estate	27,194	25,333	—	23,052	548
Agricultural and agricultural real estate	16,836	14,233	—	14,781	5
Residential real estate	19,604	19,604	—	23,950	308
Consumer	5,631	5,631	—	5,117	97
Total loans held to maturity	$69,265	$64,801	$—	$66,900	$958
Total impaired loans held to maturity:
Commercial	$25,992	$24,202	$5,733	$14,793	$332
Commercial real estate	14,469	14,388	218	17,421	274
Total commercial and commercial real estate	40,461	38,590	5,951	32,214	606
Agricultural and agricultural real estate	18,554	15,951	686	16,946	7
Residential real estate	20,251	20,251	168	25,088	320
Consumer	7,004	7,004	749	8,051	126
Total impaired loans held to maturity	$86,270	$81,796	$7,554	$82,299	$1,059

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

At March 31, 2019, and December 31, 2018, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	March 31, 2019			December 31, 2018
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$3,804	$197,958	$201,762	$3,801	$243,693	$247,494
Commercial real estate	156	986,926	987,082	158	1,098,171	1,098,329
Agricultural and agricultural real estate	—	14,942	14,942	—	27,115	27,115
Residential real estate	227	168,167	168,394	231	184,389	184,620
Consumer loans	—	63,090	63,090	—	75,773	75,773
Total covered loans	$4,187	$1,431,083	$1,435,270	$4,190	$1,629,141	$1,633,331

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three-month periods ended March 31, 2019, and March 31, 2018, were as follows, in thousands:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$227	$57
Original yield discount, net, at date of acquisition	—	(56)
Accretion	(257)	(199)
Reclassification from nonaccretable difference(1)	218	198
Balance at period end	$188	$—

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $36.9 million, and the estimated fair value of these loans was $21.8 million. At March 31, 2019, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At March 31, 2019, there was $64,000 of allowance recorded and $57,000 of allowance recorded at December 31, 2018, related to these ASC 310-30 loans. Provision expense of $7,000 and $0 was recorded for the three-month periods ended March 31, 2019, and 2018, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $3.67 billion, and the estimated fair value of the loans was $3.59 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three-month periods ended March 31, 2019, and March 31, 2018, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963
Charge-offs	(644)	(39)	(379)	(163)	(725)	(1,950)
Recoveries	175	151	330	13	322	991
Provision	(215)	1,137	694	(30)	49	1,635
Balance at March 31, 2019	$23,821	$26,787	$5,598	$1,605	$4,828	$62,639

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(794)	(125)	—	(16)	(1,289)	(2,224)
Recoveries	104	448	14	75	290	931
Provision	1,987	1,196	444	(142)	778	4,263
Balance at March 31, 2018	$19,395	$23,469	$4,716	$2,141	$8,935	$58,656

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $391.7 million at both March 31, 2019, and December 31, 2018. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

The core deposit intangibles recorded with the First Bank Lubbock Bancshares, Inc. and Signature Bancshares, Inc. acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the First Bank Lubbock Bancshares, Inc. and Signature Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2019, and December 31, 2018, are presented in the table below, in thousands:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$83,640	$39,236	$44,404	$83,640	$36,403	$47,237
Customer relationship intangibles	1,177	944	233	1,177	935	242
Mortgage servicing rights	41,473	14,001	27,472	42,228	12,865	29,363
Commercial servicing rights	6,902	5,406	1,496	6,834	5,125	1,709
Total	$133,192	$59,587	$73,605	$133,879	$55,328	$78,551

On April 26, 2019, Dubuque Bank and Trust Company signed an agreement to sell substantially all its servicing rights to PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania. The servicing portfolio had a book value of $21.0 million, and the portfolio contained approximately 20,300 serviced residential mortgage loans with unpaid principal balances of $3.35 billion as of March 31, 2019. The serviced loans are primarily owned by Fannie Mae and Freddie Mac. The transaction was approved by Fannie Mae and Freddie Mac and closed on April 30, 2019. Based upon the terms of the agreement, proceeds from the transaction were approximately $37.0 million. As part of the agreement, Dubuque Bank and Trust Company will subservice the loans until the transfer date in August 2019. The transaction qualified as a sale, and $21.0 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of April 30, 2019 when the transaction closed.

The following table shows the estimated future amortization expense for amortizable intangible assets, excluding the mortgage servicing rights portfolio for Dubuque Bank and Trust Company, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Nine months ending December 31, 2019	$6,949	$28	$736	$310	$8,023
Year ending December 31,
2020	8,230	36	1,431	331	10,028
2021	7,036	35	1,226	293	8,590
2022	5,634	35	1,022	246	6,937
2023	4,933	34	818	159	5,944
2024	4,008	33	613	86	4,740
Thereafter	7,614	32	613	71	8,330
Total	$44,404	$233	$6,459	$1,496	$52,592

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2019. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were approximately $692.3 million at March 31, 2019 compared to $648.9 million at December 31, 2018. Mortgage loans serviced for others at Dubuque Bank and Trust Company were $3.35 billion and $3.45 billion at March 31, 2019 and December 31, 2018, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio for First Bank & Trust were approximately $8.7 million at March 31, 2019 and $5.9 million at December 31, 2018. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio for Dubuque Bank and Trust Company totaled $23.3 million at March 31, 2019 and $17.7 million at December 31, 2018. At March 31, 2019, the fair value of First Bank and Trust's mortgage servicing rights was estimated at $6.5 million compared to $7.1 million at December 31, 2018. The fair value of Dubuque Bank and Trust Company's mortgage servicing rights at March 31, 2019 was estimated at $37.1 million compared to $41.5 million at December 31, 2018.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The average constant prepayment rate for the First Bank & Trust valuation was 12.00% as of March 31, 2019 compared to 10.30% at December 31, 2018. The discount rate for the First Bank & Trust valuation was 9.03% at both March 31, 2019 and December 31, 2018. The average capitalization rate for First Bank & Trust during the first three months of 2019 ranged from 92 to 98 basis points compared to a range of 93 to 117 basis points since acquisition on May 18, 2018. Fees collected for the servicing of mortgage loans for others were $427,000 for the three-months ended March 31, 2019.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2019, and March 31, 2018:

	2019	2018
Balance at January 1,	$29,363	$23,248
Originations	198	1,162
Amortization	(1,500)	(1,245)
Valuation adjustment	(589)	—
Balance at period end	$27,472	$23,165
Mortgage servicing rights, net to servicing portfolio	0.68%	0.72%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $95.0 million at March 31, 2019 and $107.4 million at December 31, 2018. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $380,000 and $420,000 for the three-months ended March 31, 2019, and March 31, 2018, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 11.37% to 14.44% as of March 31, 2019, compared to 11.01% to 13.50% as of December 31, 2018. The discount rate range was 12.71% to 16.13% for the March 31, 2019, valuations compared to 13.44% to 16.96% for the December 31, 2018, valuations. The capitalization rate for both 2019 and 2018 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.9 million as of March 31, 2019, and $2.1 million as of December 31, 2018.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three-months ended March 31, 2019, and March 31, 2018:

	2019	2018
Balance at January 1,	$1,709	$2,609
Originations	68	21
Amortization	(281)	(322)
Valuation allowance on commercial servicing rights	—	(2)
Balance at period end	$1,496	$2,306
Fair value of commercial servicing rights	$1,926	$2,781
Commercial servicing rights, net to servicing portfolio	1.58%	1.84%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At March 31, 2019, a $589,000 valuation allowance was required on mortgage servicing rights and at December 31, 2018, a $58,000 valuation allowance was required on mortgage servicing rights. At March 31, 2019, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2018, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2019, and December 31, 2018:

March 31, 2019	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
Dubuque Bank and Trust Company	$1,982	$4,648	$—	$19,031	$32,420	$—
First Bank & Trust	1,644	1,519	125	5,462	4,940	522
Total	$3,626	$6,167	$125	$24,493	$37,360	$522
December 31, 2018
Dubuque Bank and Trust Company	$2,195	$4,636	$—	$20,025	$36,901	$—
First Bank & Trust	1,685	1,665	20	5,516	5,478	38
Total	$3,880	$6,301	$20	$25,541	$42,379	$38

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2019, and December 31, 2018:

March 31, 2019	Book Value Less than 20 Years	Fair Value Less than 20 Years	Impairment Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years	Impairment More than 20 Years
Citywide Banks	$—	$—	$—	$—	$—	$—
Premier Valley Bank	37	65	—	168	178	—
Wisconsin Bank & Trust	212	387	—	1,079	1,296	—
Total	$249	$452	$—	$1,247	$1,474	$—
December 31, 2018
Citywide Banks	$1	$6	$—	$18	$20	$—
Premier Valley Bank	45	74	—	178	184	—
Wisconsin Bank & Trust	249	411	—	1,218	1,439	—
Total	$295	$491	$—	$1,414	$1,643	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $540,000 cash as collateral at March 31, 2019, and no cash at December 31, 2018. At March 31, 2019, no collateral was required to be pledged by Heartland's counterparties, compared to $770,000 collateral at December 31, 2018.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2019, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $165,000. For the next twelve months, Heartland estimates that cash receipts and reclassification from accumulated other comprehensive income to reduce interest expense will total $660,000.

Heartland entered into six forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, VI, and VII, which total $85.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these six swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $105.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. During the first quarter of 2019, the interest rate swap transactions associated with Morrill Statutory Trust I and II, totaling $20.0 million, matured and the fixed rate debt has been converted to variable rate subordinated debentures.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2019
Interest rate swap	$25,000	$50	Other assets	2.615%	2.255%	03/17/2021
Interest rate swap	20,000	(153)	Other liabilities	2.795	3.355	01/07/2020
Interest rate swap	28,667	563	Other assets	4.993	3.674	05/10/2021
Interest rate swap	28,000	(897)	Other liabilities	4.986	5.425	07/24/2028
Interest rate swap	20,000	(141)	Other liabilities	2.611	2.390	06/15/2024
Interest rate swap	20,000	(99)	Other liabilities	2.626	2.352	03/01/2024
Interest rate swap	6,000	62	Other assets	2.611	1.866	06/15/2021
Interest rate swap	3,000	35	Other assets	2.787	1.878	06/30/2021
December 31, 2018
Interest rate swap	$25,000	$191	Other assets	2.788%	2.255%	03/17/2021
Interest rate swap	20,000	(177)	Other liabilities	2.408	3.355	01/07/2020
Interest rate swap	10,000	29	Other assets	2.822	1.674	03/26/2019
Interest rate swap	10,000	28	Other assets	2.788	1.658	03/18/2019
Interest rate swap	29,667	763	Other assets	4.887	3.674	05/10/2021
Interest rate swap	28,750	(572)	Other liabilities	5.004	5.425	07/24/2028
Interest rate swap	20,000	157	Other assets	2.788	2.390	06/15/2024
Interest rate swap	20,000	185	Other assets	2.738	2.352	03/01/2024
Interest rate swap	6,000	105	Other Assets	2.788	1.866	06/15/2021
Interest rate swap	3,000	51	Other assets	2.787	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three-month periods ended March 31, 2019, and March 31, 2018, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2019
Interest rate swaps	$(1,340)	Interest expense	$(165)	Other income	$—
Three Months Ended March 31, 2018
Interest rate swaps	$1,896	Interest expense	$(197)	Other income	$—

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

Heartland was required to pledge $3.2 million and $2.5 million of cash as collateral for these fair value hedges at March 31, 2019, and December 31, 2018, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at March 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2019
Fair value hedges	$670	$5	Other assets
Fair value hedges	28,749	(900)	Other liabilities
December 31, 2018
Fair value hedges	$19,820	$74	Other assets
Fair value hedges	$15,064	$(339)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three-month periods ended March 31, 2019, and March 31, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2019
Fair value hedges	$(630)	Interest income
Three Months Ended March 31, 2018
Fair value hedges	$894	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at March 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2019
Embedded derivatives	$2,216	$17	Other assets
Embedded derivatives	$9,785	$(507)	Other liabilities
December 31, 2018
Embedded derivatives	$11,266	$453	Other assets
Embedded derivatives	$2,231	$(54)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three-month periods ended March 31, 2019, and March 31, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2019
Embedded derivatives	$889	Other noninterest income
Three Months Ended March 31, 2018
Embedded derivatives	$277	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $7.2 million and $2.0 million as of March 31, 2019, and December 31, 2018, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $140,000 at March 31, 2019, and $680,000 at December 31, 2018. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2019 and March 31, 2018, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at March 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2019
Customer interest rate swaps	$233,665	$7,654	Other assets	5.15%	5.05%
Customer interest rate swaps	233,665	(7,654)	Other liabilities	5.05	5.15
December 31, 2018
Customer interest rate swaps	$211,246	$4,449	Other assets	5.10%	4.96%
Customer interest rate swaps	211,246	(4,449)	Other liabilities	4.96	5.10

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $0 at March 31, 2019, and $35,000 at December 31, 2018. Heartland's counterparties were required to pledge no collateral at both March 31, 2019 and December 31, 2018, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at March 31, 2019, and December 31, 2018, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2019
Interest rate lock commitments (mortgage)	Other assets	$25,318	$800
Forward commitments	Other assets	1,000	—
Forward commitments	Other liabilities	46,000	(282)
Undesignated interest rate swaps	Other liabilities	9,785	(507)
Undesignated interest rate swaps	Other assets	2,216	17
December 31, 2018
Interest rate lock commitments (mortgage)	Other assets	$22,451	$725
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	51,500	(399)
Undesignated interest rate swaps	Other liabilities	11,266	(453)
Undesignated interest rate swaps	Other assets	2,231	54

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three-month periods ended March 31, 2019, and March 31, 2018, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$264
Forward commitments	Net gains on sale of loans held for sale	117
Undesignated interest rate swaps	Other noninterest income	889
Three Months Ended March 31, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$17
Forward commitments	Net gains on sale of loans held for sale	115
Undesignated interest rate swaps	Other noninterest income	277

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019, and December 31, 2018, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$26,768	$20,458	$6,310	$—
Mortgage and asset-backed securities	1,871,398	—	1,871,398	—
Obligations of states and political subdivisions	484,955	—	484,955	—
Equity securities with a readily determinable fair value	17,339	—	17,339	—
Derivative financial instruments(1)	8,403	—	8,403	—
Interest rate lock commitments	800	—	—	800
Total assets at fair value	$2,409,663	$20,458	$2,388,405	$800
Liabilities
Derivative financial instruments(2)	$10,858	$—	$10,858	$—
Forward commitments	282	—	282	—
Total liabilities at fair value	$11,140	$—	$11,140	$—
December 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$31,951	$25,414	$6,537	$—
Mortgage and asset-backed securities	2,026,698	—	2,026,698	—
Obligations of states and political subdivisions	374,974	—	374,974	—
Equity securities	17,086	—	17,086	—
Derivative financial instruments(1)	6,539	—	6,539	—
Interest rate lock commitments	725	—	—	725
Total assets at fair value	$2,457,973	$25,414	$2,431,834	$725
Liabilities
Derivative financial instruments(2)	$6,044	$—	$6,044	$—
Forward commitments	399	—	399	—
Total liabilities at fair value	$6,443	$—	$6,443	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$9,998	$—	$—	$9,998	$285
Commercial real estate	717	—	—	717	—
Agricultural and agricultural real estate	8,932	—	—	8,932	379
Residential real estate	1,207	—	—	1,207	4
Consumer	633	—	—	633	—
Total collateral dependent impaired loans	$21,487	$—	$—	$21,487	$668
Loans held for sale	$69,716	$—	$69,716	$—	$(1,107)
Other real estate owned	$5,391	$—	$—	$5,391	$452
Premises, furniture and equipment held for sale	$7,030	$—	$—	$7,030	$—
Servicing rights	$6,459	$—	$—	$6,459	$589

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$12,932	$—	$—	$12,932	$660
Commercial real estate	405	—	—	405	72
Agricultural and agricultural real estate	11,070	—	—	11,070	575
Residential real estate	478	—	—	478	—
Consumer	624	—	—	624	—
Total collateral dependent impaired loans	$25,509	$—	$—	$25,509	$1,307
Loans held for sale	$119,801	$—	$52,577	$67,224	$(1,870)
Other real estate owned	$6,153	$—	$—	$6,153	$2,647
Premises, furniture and equipment held for sale	$7,258	$—	$—	$7,258	$59
Servicing rights	$7,143	$—	$—	$7,143	$58

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$800	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Other real estate owned	5,391	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	6,459	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	7,030	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	9,998	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-18%(3)
Commercial real estate	717	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-9%(3)
Agricultural and agricultural real estate	8,932	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	1,207	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Consumer	633	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-9%(3)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio for PrimeWest Mortgage Corporation is 89%.

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

	Fair Value at 12/31/2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans held for sale	$67,224	Discounted cash flows	Sales contract	(1)
Interest rate lock commitments	725	Discounted cash flows	Closing ratio	0-99% (91%)(2)
Other real estate owned	6,153	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(4)
Servicing rights	7,143	Discounted cash flows	Third party valuation	(5)
Premises, furniture and equipment held for sale	7,258	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(4)
Other real estate owned	6,153	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(4)
Collateral dependent impaired loans:
Commercial	12,932	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(4)
Commercial real estate	405	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-19%(4)
Agricultural and agricultural real estate	11,070	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(4)
Residential real estate	478	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(4)
Consumer	624	Modified appraised value	Third party valuation	(3)
			Valuation discount	0-14%(4)

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

(5) The significant unobservable input used in the fair value measurement are the value indices, which are weighted-average spreads to LIBOR based on maturity groups.

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Balance at January 1,	$725	$1,738
Acquired interest rate lock commitments	—	1,383
Total gains (losses) included in earnings	264	(3,269)
Issuances	2,081	2,962
Settlements	(2,270)	(2,089)
Balance at period end	$800	$725

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2019, and December 31, 2018, were $800,000 and $725,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of March 31, 2019, and December 31, 2018, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$492,501	$492,501	$492,501	$—	$—
Time deposits in other financial institutions	4,675	4,675	4,675	—	—
Securities:
Carried at fair value	2,400,460	2,400,460	20,458	2,380,002	—
Held to maturity	88,089	95,240	—	95,240	—
Other investments	27,506	27,506	—	27,506	—
Loans held for sale	69,716	69,716	—	69,716	—
Loans, net:
Commercial	2,018,438	1,972,580	—	1,962,582	9,998
Commercial real estate	3,675,063	3,644,142	—	3,643,425	717
Agricultural and agricultural real estate	540,022	531,817	—	522,885	8,932
Residential real estate	627,619	613,086	—	611,879	1,207
Consumer	407,763	405,120	—	404,487	633
Total Loans, net	7,268,905	7,166,745	—	7,145,258	21,487
Cash surrender value on life insurance	163,764	163,764	—	163,764	—
Derivative financial instruments(1)	8,403	8,403	—	8,403	—
Interest rate lock commitments	800	800	—	—	800
Financial liabilities:
Deposits
Demand deposits	3,118,909	3,118,909	—	3,118,909	—
Savings deposits	5,145,929	5,145,929	—	5,145,929	—
Time deposits	1,008,104	1,088,104	—	1,088,104	—
Deposits held for sale	118,564	111,742	—	111,742	—
Short term borrowings	104,314	104,314	—	104,314	—
Other borrowings	268,312	268,528	—	268,528	—
Derivative financial instruments(2)	10,858	10,858	—	10,858	—
Forward commitments	282	282	—	282	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

			Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$273,630	$273,630	$273,630	$—	$—
Time deposits in other financial institutions	4,672	4,672	4,672	—	—
Securities:
Carried at fair value	2,450,709	2,450,709	25,414	2,425,295	—
Held to maturity	236,283	245,341	—	245,341	—
Other investments	28,396	28,396	—	28,396	—
Loans held for sale	119,801	119,801	—	52,577	67,224
Loans, net:
Commercial	1,994,785	1,955,607	—	1,942,675	12,932
Commercial real estate	3,684,213	3,667,138	—	3,666,733	405
Agricultural and agricultural real estate	561,265	553,112	—	542,042	11,070
Residential real estate	670,473	654,596	—	654,118	478
Consumer	434,998	432,016	—	431,392	624
Total Loans, net	7,345,734	7,262,469	—	7,236,960	25,509
Cash surrender value on life insurance	162,892	162,892	—	162,892	—
Derivative financial instruments(1)	6,539	6,539	—	6,539	—
Interest rate lock commitments	725	725	—	—	725
Financial liabilities:
Deposits
Demand deposits	3,264,737	3,264,737	—	3,264,737	—
Savings deposits	5,107,962	5,107,962	—	5,107,962	—
Time deposits	1,023,730	1,023,730	—	1,023,730	—
Deposits held for sale	106,409	100,241	—	—	100,241
Short term borrowings	227,010	227,010	—	227,010	—
Other borrowings	274,905	276,966	—	276,966	—
Derivative financial instruments(2)	6,044	6,044	—	6,044	—
Forward commitments	399	399	—	399	—

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

Loans — The fair value of loans is determined using an exit price methodology as prescribed by ASU 2016-01, which was effective on January 1, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk.

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

Deposits Held for Sale — Heartland entered into agreements with third parties to sell the deposits of five branch locations, which totaled $118.6 million as of March 31, 2019. The estimated fair value in the table above is based on the carrying value of the deposits less the premium Heartland expects to receive in accordance with the sales contract when the transactions are completed, which is expected to be in 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-months ended March 31, 2019, and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$2,977	$2,618
Overdraft fees	2,744	2,208
Customer service fees	81	77
Credit card fee income	3,349	2,190
Debit card income	3,642	2,985
Other service charges	1	1
Total service charges and fees	$12,794	$10,079
Trust fees	4,474	4,680
Brokerage and insurance commissions	734	907
Total noninterest income in-scope of Topic 606	$18,002	$15,666

Out-of-scope of Topic 606
Loan servicing income	$1,729	$1,754
Securities gains/(losses), net	1,575	1,441
Unrealized gain/(loss) on equity securities, net	258	(28)
Net gains on sale of loans held for sale	3,176	4,051
Valuation adjustment on servicing rights	(589)	(2)
Income on bank owned life insurance	899	614
Other noninterest income	1,667	1,220
Total noninterest income out-of-scope of Topic 606	8,715	9,050
Total noninterest income	$26,717	$24,716

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019, and December 31, 2018, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of March 31, 2019, 368,071 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $336,000 and $611,000 during the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2019, the Compensation Committee granted time-based RSUs with respect to 90,073 shares of common stock, and in the first quarter of 2018, the Compensation Committee granted time-based RSUs with respect to 52,153 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock on a specified date in the future. The time-based RSUs granted in 2019 and 2018 vest over three years in equal installments on March 6 of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

The Compensation Committee also granted three-year performance-based RSUs with respect to 34,848 shares and 16,108 shares of common stock in the first quarter of 2019 and 2018, respectively. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2021, and December 31, 2020, respectively. These performance-based RSUs or a portion thereof may vest in 2022 and 2021, respectively, after measurement of performance in relation to the performance targets.

The three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement." Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2019 and 2018 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending twenty-four months after a change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2019, and March 31, 2018, 1,045 and 0 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2019, and 2018, and changes during the three months ended March 31, 2019 and 2018, follows:

	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	266,995	$43.89	301,578	$34.74
Granted	125,966	45.77	87,249	55.25
Vested	(117,122)	35.84	(107,553)	30.79
Forfeited	(13,364)	49.89	(19,113)	43.62
Outstanding at March 31,	262,475	$48.07	262,161	$42.60

Total compensation costs recorded for RSUs were $2.4 million and $1.9 million for the three-month periods ended March 31, 2019 and 2018. As of March 31, 2019, there were $7.5 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

NOTE 11: LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, Heartland adopted ASU No. 2016-02 "Leases" (Topic 842) and all subsequent ASUs that modified Topic 842. For Heartland, Topic 842 primarily affected the accounting treatment for operating lease agreements in which Heartland is the lessee.

Lessee Accounting
Substantially all of the leases in which Heartland is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2034. All of Heartland's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use ("ROU") asset and a corresponding lease liability.

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of March 31, 2019, (in thousands):

Assets	Classification	March 31, 2019
Operating lease assets	Other assets	$24,664
Total lease right-of-use assets		$24,664

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$26,333
Total lease liabilities		$26,333

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of March 31, 2019, in thousands:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$1,405
Variable lease cost	35
Total lease cost	$1,440
Supplemental Information
Non-cash information on lease liabilities arising from obtaining ROU assets	$1,209
Weighted-average remaining lease term (in years)
Operating leases	7.04
Weighted-average discount rate
Operating leases	3.00%

As defined by Topic 842, future minimum payments for operating leases with initial or remaining terms of one year or more are presented in the table below as of March 31, 2019, in thousands:

Nine months ending December 31, 2019	$3,859
Year ending December 31,
2020	5,174
2021	4,855
2022	3,351
2023	1,947
Thereafter	7,147
Total lease payments	$26,333

As defined by Topic 840, Heartland's minimum future rental commitments at December 31, 2018, for all non-cancelable leases were as follows, in thousands:

2019	$5,776
2020	5,493
2021	5,102
2022	3,241
2023	2,297
Thereafter	12,419
$34,328

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to individuals and businesses. As of the date of this Quarterly Report on Form 10-Q, Heartland has eleven banking subsidiaries with 114 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Heartland's primary objectives are to increase profitability and diversify its market area and asset base by expanding through acquisitions and to grow organically by increasing its customer base in the markets it serves.

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and income on bank owned life insurance also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended March 31, 2019, was $31.5 million, or $0.91 per diluted common share, compared to $23.3 million, or $0.76 per diluted common share, for the quarter ended March 31, 2018. Return on average common equity was 9.56% and return on average assets was 1.13% for the first quarter of 2019, compared to 9.32% and 0.97%, respectively, for the same quarter in 2018.

For the first quarter of 2019, Heartland's net interest margin was 4.12% (4.18% on a fully tax-equivalent basis) compared to 4.19% (4.26% on a fully tax-equivalent basis) for the same quarter in 2018, and the efficiency ratio was 65.23% and 68.21% for the first quarter of 2019 and 2018, respectively.

The financial impact of the following transaction is included in the results of operations for the three-month period ended March 31, 2019, but not in the results of operations for the same period ended March 31, 2018:

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

Total assets of Heartland were $11.31 billion at March 31, 2019, a decrease of $95.5 million or 1% since year-end 2018. Securities represented 22% of total assets at March 31, 2019, and 24% of total assets at December 31, 2018.

Total loans held to maturity were $7.33 billion at March 31, 2019, compared to $7.41 billion at year-end 2018, a decrease of $76.2 million or 1%. During the first quarter of 2019, the sale of two branches at Dubuque Bank and Trust Company was announced, which included $20.3 million of loans that were classified as held for sale at March 31, 2019. Heartland also reclassified commercial loans with balances of $11.8 million at March 31, 2019, to held for sale as part of a plan to exit a small lease portfolio. Exclusive of these transactions, total loans held to maturity decreased $44.0 million or less than 1% since year-end 2018.

Total deposits were $9.35 billion as of March 31, 2019, compared to $9.40 billion at year-end 2018, a decrease of $43.5 million or less than 1%. The deposits classified as held for sale in conjunction with the expected sale of two branches at Dubuque Bank and Trust Company totaled $77.0 million at March 31, 2019. Exclusive of this transaction, total deposits increased $33.5 million or less than 1% since December 31, 2018.

Total equity was $1.37 billion at March 31, 2019, compared to $1.33 billion at year-end 2018. Book value per common share was $39.65 at March 31, 2019, compared to $38.44 at year-end 2018. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $11.4 million at March 31, 2019, compared to an unrealized loss of $32.5 million, net of applicable taxes, at December 31, 2018.

RECENT DEVELOPMENTS

Regulatory Developments

Enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018 significantly altered several provisions of the Dodd-Frank Act, including how stress tests are run. Bank holding companies with assets of less than $100 billion, such as Heartland, are no longer subject to company-run stress testing requirements in accordance with the Dodd-Frank Act, which included publishing a summary of results. In response to the initial provisions of the Dodd-Frank Act, Heartland has added staff, enhanced risk management processes and invested in upgraded information systems and technology. In addition, management continues to run internal stress tests as a component of the comprehensive risk management and capital planning process.

Other provisions of the Dodd-Frank Act, such as the Durbin Amendment, which restricts interchange fees, remain in place. The Durbin Amendment, which will be effective for Heartland on July 1, 2019, restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Based on calculations using 2018 debit card volume, the negative impact of the Durbin Amendment would be approximately $6.0 million annually to Heartland's noninterest income.

In keeping with its focus on core businesses and execution of strategic priorities, Heartland has announced or completed the following transactions since January 1, 2019:

Blue Valley Ban Corp. Merger Agreement

On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of March 31, 2019, Bank of Blue Valley had total assets of approximately $711.6 million, which included approximately $564.1 million of gross loans outstanding, and approximately $587.2 million of deposits.

The foregoing description of the definitive merger agreement is qualified in its entirety by reference to the agreement, which is part of the proxy statement/prospectus contained in Heartland’s Registration Statement on Form S-4 (File No. 333-230060), which became effective on April 9, 2019.

Branch Sales and Other Divestitures

•
On January 11, 2019, Heartland completed the sale of the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. (collectively, "Citizens"). The loan portfolios had a fair value of $67.2 million.

•
On January 23, 2019, Heartland announced the sale of two branch locations of Dubuque Bank and Trust Company, which operate as First Community Bank, in Keokuk, Iowa. The announcement of this resulted in $20.3 million of loans and $77.0 million of deposits classified as held for sale as of March 31, 2019. This transaction, along with two previously announced branch sales, is expected to close in the second quarter of 2019.

•
On February 22, 2019, Heartland completed the sale of two branch locations of Wisconsin Bank & Trust. The sale included loans of $11.7 million and deposits of $48.6 million. Heartland recorded a net gain of $3.2 million in the first quarter of 2019, which consisted of a gain of $3.5 million and write-off $379,000 of core deposit intangibles.

•
On April 26, 2019, Dubuque Bank and Trust Company signed an agreement to sell substantially all its mortgage servicing rights to PNC Bank, N.A., headquartered in Pittsburgh, Pennsylvania. The servicing rights had an estimated fair value of $37.0 million and a book value of $21.0 million as of March 31, 2019. The portfolio contained approximately 20,300 serviced residential mortgage loans with unpaid principal balances of $3.35 billion as of March 31, 2019. The serviced loans are primarily owned by Fannie Mae and Freddie Mac. The transaction was approved by Fannie Mae and Freddie Mac and closed on April 30, 2019. In the agreement, which included customary terms and conditions, Dubuque Bank and Trust Company will provide interim servicing of the loans until the transfer date, which is expected to be in August 2019.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
STATEMENT OF INCOME DATA
Interest income	$120,721	$101,214
Interest expense	17,766	9,630
Net interest income	102,955	91,584
Provision for loan losses	1,635	4,263
Net interest income after provision for loan losses	101,320	87,321
Noninterest income	26,717	24,716
Noninterest expenses	88,230	83,646
Income taxes	8,310	5,123
Net income	31,497	23,268
Preferred dividends	—	(13)
Net income available to common stockholders	$31,497	$23,255

Key Performance Ratios
Annualized return on average assets	1.13%	0.97%
Annualized return on average common equity (GAAP)	9.56%	9.32%
Annualized return on average tangible common equity (non-GAAP)(1)	15.24%	13.85%
Annualized ratio of net charge-offs to average loans	0.05%	0.08%
Annualized net interest margin (GAAP)	4.12%	4.19%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	4.18%	4.26%
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	65.23%	68.21%

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common shareholders (GAAP)	$31,497	$23,255
Plus core deposit and customer relationship intangibles amortization, net of tax(2)	2,245	1,472
Adjusted net income available to common shareholders (non-GAAP)	$33,742	$24,727

Average common stockholders' equity (GAAP)	$1,336,250	$1,011,580
Less average goodwill	391,668	250,172
Less average other intangibles, net	46,490	37,510
Average tangible common equity (non-GAAP)	$898,092	$723,898
Annualized return on average common equity (GAAP)	9.56%	9.32%
Annualized return on average tangible common equity (non-GAAP)	15.24%	13.85%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$102,955	$91,584
Plus tax-equivalent adjustment(2)	1,412	1,544
Net interest income - tax-equivalent (non-GAAP)	$104,367	$93,128

Average earning assets	$10,129,957	$8,857,801
Net interest margin (GAAP)	4.12%	4.19%
Net interest margin, fully tax-equivalent (non-GAAP)	4.18%	4.26%

Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income	$102,955	$91,584
Plus tax-equivalent adjustment(2)	1,412	1,544
Fully tax-equivalent net interest income	104,367	93,128
Noninterest income	26,717	24,716
Securities gains, net	(1,575)	(1,441)
Unrealized (gain)/loss on equity securities, net	(258)	28
Valuation adjustment on servicing rights	589	2
Adjusted income	$129,840	$116,433

Total noninterest expenses	$88,230	$83,646
Less:
Core deposit and customer relationship intangibles amortization	2,842	1,863
Partnership investment in tax credit projects	475	—
Gain on sales/valuations of assets, net	(3,004)	(197)
Restructuring expenses	3,227	2,564
Adjusted noninterest expenses	$84,690	$79,416

Efficiency ratio, fully tax-equivalent (non-GAAP)	65.23%	68.21%

(1) Refer to the "Non-GAAP Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

(2) Computed on a tax-equivalent basis using an effective tax rate of 21%.

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
BALANCE SHEET DATA
Investments	$2,516,055	$2,715,388	$2,540,779	$2,468,113	$2,300,413
Loans held for sale	69,716	119,801	77,727	55,684	24,376
Total loans receivable(1)	7,331,544	7,407,697	7,365,493	7,477,697	6,746,015
Allowance for loan losses	62,639	61,963	61,221	61,324	58,656
Total assets	11,312,495	11,408,006	11,335,132	11,301,920	10,055,863
Total deposits(2)	9,352,942	9,396,429	9,512,163	9,489,144	8,541,540
Long-term obligations	268,312	274,905	277,563	258,708	276,118
Preferred equity	—	—	—	938	938
Common stockholders’ equity	1,372,102	1,325,175	1,280,393	1,254,809	1,050,567

Common Share Data
Book value per common share (GAAP)	$39.65	$38.44	$37.14	$36.44	$33.81
Tangible book value per common share (non-GAAP)(3)	$27.04	$25.70	$24.33	$23.53	$23.79
Common shares outstanding, net of treasury stock	34,603,611	34,477,499	34,473,029	34,438,445	31,068,239
Tangible common equity ratio (non-GAAP)(3)	8.60%	8.08%	7.70%	7.46%	7.59%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,372,102	$1,325,175	$1,280,393	$1,254,809	$1,050,567
Less goodwill	391,668	391,668	391,668	391,668	270,305
Less core deposit and customer relationship intangibles, net	44,637	47,479	50,071	52,698	41,063
Tangible common stockholders' equity (non-GAAP)	$935,797	$886,028	$838,654	$810,443	$739,199

Common shares outstanding, net of treasury stock	34,603,611	34,477,499	34,473,029	34,438,445	31,068,239
Common stockholders' equity (book value) per share (GAAP)	$39.65	$38.44	$37.14	$36.44	$33.81
Tangible book value per common share (non-GAAP)	$27.04	$25.70	$24.33	$23.53	$23.79

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$935,797	$886,028	$838,654	$810,443	$739,199

Total assets (GAAP)	$11,312,495	$11,408,006	$11,335,132	$11,301,920	$10,055,863
Less goodwill	391,668	391,668	391,668	391,668	270,305
Less core deposit and customer relationship intangibles, net	44,637	47,479	50,071	52,698	41,063
Total tangible assets (non-GAAP)	$10,876,190	$10,968,859	$10,893,393	$10,857,554	$9,744,495
Tangible common equity ratio (non-GAAP)	8.60%	8.08%	7.70%	7.46%	7.59%

(1) Excludes loans held for sale.
(2) Excludes deposits held for sale.
(3) Refer to the "Non-GAAP Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains references to financial measures which are not defined by generally accepted accounting principles ("GAAP"). Management believes the non-GAAP measures are helpful for investors to analyze and evaluate Heartland's financial condition and operating results. However, these non-GAAP measures have inherent limitations and should not be considered a substitute for operating results determined in accordance with GAAP. Additionally, because non-GAAP measures are not standardized, it may not be possible to compare the non-GAAP measures presented in this section with other companies' non-GAAP measures. Reconciliations of each non-GAAP measure to the most directly comparable GAAP measure may be found in the financial tables above.

The non-GAAP measures presented in this Quarterly Report on Form 10-Q, management's reason for including each measure and the method of calculating each measure are presented below:

•
Annualized return on average common tangible equity is net income available to common stockholders plus core deposit and customer relationship intangibles amortization, net of tax, divided by average common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate financial condition and capital strength.

•
Annualized net interest margin, fully tax-equivalent, adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.

•
Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in reconciliation contained in this Quarterly Report on Form 10-Q.

•
Tangible book value per common share is total common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net, divided by common shares outstanding, net of treasury. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.

•
Tangible common equity ratio is total common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net, divided by total assets less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.

RESULTS OF OPERATIONS

Net Interest Income

Net interest margin, expressed as a percentage of average earning assets, was 4.12% (4.18% on a fully tax-equivalent basis) during the first quarter of 2019, compared to 4.19% (4.26% on a fully tax-equivalent basis) during the first quarter of 2018. Heartland's success in maintaining its net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. For the first quarter of 2019, Heartland's net interest margin included 16 basis points of purchase accounting discount amortization compared to 22 basis points in the same quarter of 2018. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP, and refer to the financial tables above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Growth in interest income on a tax-equivalent basis was primarily due to recent increases in market interest rates and the increase in average earning assets. Total interest income for the first quarter of 2019 was $120.7 million, an increase of $19.5 million or 19%, compared to $101.2 million recorded in the first quarter of 2018. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.4 million for the first quarter of 2019 and $1.5 million for the first quarter of 2018. With these adjustments, total interest income on a tax-equivalent basis was $122.1 million for the first quarter of 2019, an increase of $19.4 million or 19%, compared to $102.8 million for the first quarter of 2018.

Average earning assets increased $1.27 billion or 14% from the first quarter of 2018, which was primarily attributable to the acquisitions completed in 2018. The average interest rate on earning assets increased 19 basis points to 4.89% for the first quarter of 2019 compared to 4.70% for the same quarter in 2018.

Increases in total interest expense were primarily due to recent increases in market interest rates and deposit growth from recent acquisitions. Total interest expense for the first quarter of 2019 was $17.8 million, an increase of $8.1 million or 84% from $9.6 million in the first quarter of 2018. The average interest rate paid on savings deposits was 0.80% during the first quarter of 2019 compared to 0.35% for the first quarter of 2018, and the average interest rate paid on time deposits was 1.23% for the first quarter of 2019 compared to 0.88% for the first quarter of 2018. The average interest rate paid on Heartland's borrowings was 3.96% for the first quarter of 2019 compared to 3.66% in the first quarter of 2018.

For the quarter ended March 31, 2019, average interest bearing liabilities were $6.62 billion, an increase of $927.8 million or 16%, from $5.69 billion for the quarter ended March 31, 2018. Average interest bearing deposits increased $889.5 million or 17% to $6.16 billion for the quarter ended March 31, 2019, from $5.27 billion in the same quarter in 2018. Average borrowings increased $38.3 million or 9% to $466.2 million during the first quarter of 2019 from $427.9 million during the same quarter in 2018. The increase in Heartland's average interest bearing liabilities is primarily attributable to recent acquisitions.

Net interest income increased $11.4 million or 12% to $103.0 million in the first quarter of 2019 from $91.6 million in the first quarter of 2018. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $104.4 million during the first quarter of 2019, an increase of $11.2 million or 12% from $93.1 million during the first quarter of 2018.

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

The following table sets forth certain information relating to Heartland's average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)

	For the Quarter Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,169,016	$15,876	2.97%	$2,184,096	$15,851	2.88%	$1,827,611	$11,577	2.57%
Nontaxable(1)	391,724	3,915	4.05	427,332	4,388	4.07	448,641	4,530	4.09
Total securities	2,560,740	19,791	3.13	2,611,428	20,239	3.07	2,276,252	16,107	2.87
Interest on deposits with other banks and other short-term investments	218,445	1,292	2.40	238,087	1,285	2.14	112,024	407	1.47
Federal funds sold	560	4	2.90	309	—	—	—	—	—
Loans:(2)
Commercial and commercial real estate(1)	5,745,180	78,083	5.51	5,644,475	77,822	5.47	4,910,797	62,813	5.19
Residential mortgage	673,682	7,179	4.32	704,012	8,682	4.89	642,181	6,851	4.33
Agricultural and agricultural real estate(1)	554,506	7,301	5.34	568,904	7,752	5.41	513,780	6,004	4.74
Consumer	439,487	6,479	5.98	519,106	9,355	7.15	458,795	8,660	7.66
Fees on loans		2,004	—	—	2,733	—		1,916	—
Less: allowance for loan losses	(62,643)	—	—	(60,912)	—	—	(56,028)	—	—
Net loans	7,350,212	101,046	5.58	7,375,585	106,344	5.72	6,469,525	86,244	5.41
Total earning assets	10,129,957	122,133	4.89%	10,225,409	127,868	4.96%	8,857,801	102,758	4.70%
Nonearning Assets	1,137,257			1,145,838			902,135
Total Assets	$11,267,214			$11,371,247			$9,759,936
Interest Bearing Liabilities(3)
Savings	$5,121,179	$10,083	0.80%	$5,071,573	$8,817	0.69%	$4,358,508	$3,791	0.35%
Time deposits	1,034,744	3,130	1.23	1,088,122	3,009	1.10	907,928	1,975	0.88
Short-term borrowings	195,390	889	1.85	121,053	417	1.37	147,738	268	0.74
Other borrowings	270,836	3,664	5.49	276,437	3,777	5.42	280,163	3,596	5.21
Total interest bearing liabilities	6,622,149	17,766	1.09%	6,557,185	16,020	0.97%	5,694,337	9,630	0.69%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,200,281			3,437,112			2,984,704
Accrued interest and other liabilities	108,534			86,259			68,377
Total noninterest bearing liabilities	3,308,815			3,523,371			3,053,081
Stockholders' Equity	1,336,250			1,290,691			1,012,518
Total Liabilities and Stockholders' Equity	$11,267,214			$11,371,247			$9,759,936
Net interest income, fully tax-equivalent (non-GAAP)(1)		$104,367			$111,848			$93,128
Net interest spread(1)			3.80%			3.99%			4.01%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.18%			4.34%			4.26%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses decreased $2.6 million to $1.6 million for the first quarter of 2019 compared to $4.3 million for the first quarter of 2018. The impact of the closure of the Citizen's Finance offices in the first quarter of 2019 resulted in net recoveries of $93,000 in the first quarter of 2019 compared to net charge-offs of $706,000 in the first quarter of 2018. As a result, Heartland recorded negative provision expense of $93,000 for the first quarter of 2019 compared to provision expense of $792,000 in the same quarter of 2018, which was a decrease of $885,000.

Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's provision for loan losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for loan losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2018, and the information under the caption "Allowance For Loan Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5 to the consolidated financial statements included herein.

Heartland believes the allowance for loan losses as of March 31, 2019, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three-month periods ended March 31, 2019, and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Service charges and fees	$12,794	$10,079	$2,715	27%
Loan servicing income	1,729	1,754	(25)	(1)
Trust fees	4,474	4,680	(206)	(4)
Brokerage and insurance commissions	734	907	(173)	(19)
Securities gains, net	1,575	1,441	134	9
Unrealized (gain)/loss on equity securities, net	258	(28)	286	1,021
Net gains on sale of loans held for sale	3,176	4,051	(875)	(22)
Valuation adjustment on servicing rights	(589)	(2)	(587)	(29,350)
Income on bank owned life insurance	899	614	285	46
Other noninterest income	1,667	1,220	447	37
Total noninterest income	$26,717	$24,716	$2,001	8%

Total noninterest income totaled $26.7 million during the first quarter of 2019 compared to $24.7 million during the first quarter of 2018, an increase of $2.0 million or 8%. This increase reflected higher service charges and fees, net securities gains and other noninterest income, which were partially offset by decreased net gains on sale of loans held for sale and an increased valuation adjustment on servicing rights.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three-month periods ended March 31, 2019, and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Service charges and fees on deposit accounts	$2,977	$2,618	$359	14%
Overdraft fees	2,744	2,208	536	24
Customer service fees	81	77	4	5
Credit card fee income	3,349	2,190	1,159	53
Debit card income	3,642	2,985	657	22
Other service charges	1	1	—	—
Total service charges and fees	$12,794	$10,079	$2,715	27%

Total service charges and fees increased $2.7 million or 27% to $12.8 million during the first quarter of 2019 compared to $10.1 million during the first quarter of 2018. Service charges and fees on deposit accounts increased $359,000 or 14% to $3.0 million for the first quarter of 2019 compared to $2.6 million for the first quarter of 2018. Overdraft fees increased $536,000 or 24% to $2.7 million for the first quarter of 2019 compared to $2.2 million for the first quarter of 2018. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2018.

Fees associated with credit card services were $3.3 million during the first quarter of 2019 compared to $2.2 million during the first quarter of 2018, an increase of $1.2 million or 53%. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Debit card income increased $657,000 or 22% to $3.6 million for the first quarter of 2019 compared to $3.0 million for the first quarter of 2018. Based on estimated calculations using 2018 debit card income, Heartland estimates the impact of the Durbin Amendment, which Heartland expects to be subject to on July 1, 2019, will reduce debit card income by approximately $6.0 million on an annualized basis.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three-month periods ended March 31, 2019, and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Commercial and agricultural loan servicing fees(1)	$683	$749	$(66)	(9)%
Residential mortgage servicing fees	2,546	2,250	296	13
Mortgage servicing rights amortization	(1,500)	(1,245)	(255)	(20)
Total loan servicing income	$1,729	$1,754	$(25)	(1)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.7 million during the first quarter of 2019 compared to $1.8 million during the first quarter of 2018, a decrease of $25,000 or 1%. Due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, which occurred on April 30, 2019, net loan servicing income related to residential mortgage loans is expected to decrease by approximately $500,000 in the second quarter of 2019 and $800,000 in future quarters. This transaction does not impact the residential mortgage servicing portfolio of Heartland's PrimeWest Mortgage Corporation subsidiary.

Securities Gains, Net
Securities gains, net, totaled $1.6 million for the first quarter of 2019 compared to net securities gains of $1.4 million for the first quarter of 2018, which was an increase of $134,000 or 9%. Heartland's net unrealized loss on securities available for sale totaled $15.2 million at March 31, 2019, compared to $52.8 million at March 31, 2018.

Net Gains on Sale of Loans Held for Sale
During the first quarter of 2019, net gains on sale of loans held for sale totaled $3.2 million compared to $4.1 million during the same period in 2018, a decrease of $875,000 or 22%, which was primarily due to the outsourcing of Heartland's legacy residential mortgage lending operations in the fourth quarter of 2018.

Other Noninterest Income
Other noninterest income totaled $1.7 million and $1.2 million for the quarters ended March 31, 2019 and 2018, respectively. The increase of $447,000 or 37% was primarily attributable to $368,000 from the accrual on a death benefit on bank owned life insurance in the first quarter of 2019. Heartland expects to receive the proceeds in the second quarter of 2019.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three-month periods ended March 31, 2019, and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Salaries and employee benefits	$50,285	$48,710	$1,575	3%
Occupancy	6,607	6,043	564	9
Furniture and equipment	2,692	2,749	(57)	(2)
Professional fees	11,379	9,448	1,931	20
Advertising	2,325	1,940	385	20
Core deposit and customer relationship intangibles amortization	2,842	1,863	979	53
Other real estate and loan collection expenses	701	732	(31)	(4)
Gain on sales/valuations of assets, net	(3,004)	(197)	(2,807)	(1,425)
Restructuring expenses	3,227	2,564	663	26
Other noninterest expenses	11,176	9,794	1,382	14
Total noninterest expenses	$88,230	$83,646	$4,584	5%

For the first quarter of 2019, noninterest expenses totaled $88.2 million compared to $83.6 million during the first quarter of 2018, an increase of $4.6 million or 5%. The most significant increases were related to salaries and employee benefits, professional fees, core deposit and customer relationship intangibles amortization, gain on sales/valuations of assets, net, and restructuring expenses. The increases in occupancy, advertising and other noninterest expenses are primarily related to the acquisitions completed in 2018.

Salaries and Employee Benefits
The largest component of noninterest expenses, salaries and employee benefits, increased $1.6 million or 3% during the first quarter of 2019 as compared to the same quarter in 2018. Base salary expense totaled $32.3 million and $31.2 million for the first quarter of 2019 and 2018, respectively, which was an increase of $1.1 million or 3%. This increase is primarily related to the acquisitions completed in 2018. Stock compensation expense for restricted stock units and employee stock purchase plan expense increased $398,000 or 24% to $2.1 million in the first quarter of 2019 compared to $1.9 million in the first quarter of 2018. Retirement plan and 401K expenses totaled $2.7 million in the first quarter of 2019 compared to $2.3 million in the first quarter of 2018, which was an increase of $409,000 or 18%. Heartland had total full-time equivalent employees of 1,976 on March 31, 2019, compared to 2,022 on March 31, 2018.

Professional Fees
Professional fees for the first quarter of 2019 totaled $11.4 million compared to $9.4 million for the same quarter of 2018, which was an increase of $1.9 million or 20%. The increase is primarily attributable to professional fees incurred at the entities acquired in 2018, model validation expenses, and increased advisory services associated with the higher level of regulation resulting from Heartland having assets over $10 billion.

Core Deposit and Customer Relationship Intangibles Amortization
Core deposit and customer relationship intangibles amortization was $2.8 million for the first quarter of 2019 compared to $1.9 million for the same quarter of 2018, which was an increase of $979,000 or 53%. Included in this increase was a $379,000 write-off of core deposit intangibles related to the branch sales at Wisconsin Bank & Trust during the first quarter of 2019. The remainder of the increase was due to acquisitions completed in 2018.

Gain on Sales/Valuations of Assets, Net
Gain on sales/valuations of assets, net, totaled $3.0 million during the first quarter of 2019 compared to $197,000 for the first quarter of 2018, which was an increase of $2.8 million. In the first quarter of 2019, a gain of $3.5 million was recorded related to the sale of two branches at Wisconsin Bank & Trust.

Restructuring Expenses
Restructuring expenses totaled $3.2 million and $2.6 million for the first quarter of 2019 and 2018, respectively. In the first quarter of 2019, the restructuring expenses consisted of severance and retention payments for legacy mortgage and Citizens' Finance Co. employees, software discontinuation fees and expected lease buyouts. In the first quarter of 2018, the restructuring expenses were primarily related to outsourcing the residential mortgage loan application processing, underwriting and loan closing functions. The restructuring expenses consisted of severance and retention costs related to the workforce reduction and contract buyouts associated with the discontinued use of several systems.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to the low 60% range. During the first quarter of 2019, Heartland's efficiency ratio on a fully tax-equivalent basis decreased by 298 basis points to 65.23% in comparison with 68.21% for the quarter ended March 31, 2018. Management has taken actions to improve its efficiency ratio, including restructuring its mortgage lending operations and optimizing bank branch locations. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction in order to optimize cost savings. Heartland's efficiency ratio will vary from quarter to quarter as a result of merger and acquisition activities.

Income Taxes

Heartland's effective tax rate was 20.88% for the first quarter of 2019 compared to 18.04% for the first quarter of 2018. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $281,000 for the first quarter of 2019 compared to $307,000 for the first quarter of 2018. Included in Heartland's first quarter 2019 tax calculation was a solar energy tax credit totaling $314,000. The tax-exempt interest income as a percentage of pre-tax income declined to 13.35% during the first quarter of 2019 from 20.46% during the first quarter of 2018.

Heartland's income taxes included a tax benefit of $336,000 and $611,000 for the three-month periods ended March 31, 2019, and 2018, respectively, resulting from the vesting of outstanding restricted stock unit awards and options. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $11.31 billion at March 31, 2019, a decrease of $95.5 million or 1% since December 31, 2018. Securities represented 22% and 24% of total assets at March 31, 2019, and December 31, 2018, respectively.

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

During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential mortgage loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation. PrimeWest Mortgage Corporation provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in several of Heartland's southwestern markets. PrimeWest Mortgage Corporation services the loans it sells into the secondary market.

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

Total loans held to maturity were $7.33 billion at March 31, 2019, compared to $7.41 billion at December 31, 2018, a decrease of $76.2 million or 1%. During the first quarter of 2019, the sale of two branches at Dubuque Bank and Trust Company was announced, which included $20.3 million of loans that were classified as held for sale at March 31, 2019. Heartland also reclassified commercial loans with balances of $11.8 million at March 31, 2019, to held for sale as part of a plan to exit a small lease portfolio. Exclusive of these transactions, total loans held to maturity decreased $44.0 million or less than 1% since December 31, 2018. Loan changes by category were:

•
Commercial and commercial real estate loans totaled $5.75 billion at March 31, 2019, compared to $5.73 billion at December 31, 2018, which was an increase of $13.3 million or less than 1%. Excluding $14.9 million of commercial and commercial real estate loans classified as held for sale during the quarter, commercial and commercial real estate loans increased $28.2 million or less than 1% since year-end.

•
Agricultural and agricultural real estate loans totaled $544.8 million at March 31, 2019, compared to $565.4 million at year-end, which was a decrease of $20.6 million or 4%. Excluding $6.6 million of agricultural and agricultural real estate loans classified as held for sale during the quarter, agricultural and agricultural real estate loans decreased $14.0 million or 2% since December 31, 2018.

•
Residential mortgage loans decreased $43.2 million or 6% to $630.4 million at March 31, 2019, from $673.6 million at year-end. Excluding $2.0 million of residential mortgage loans classified as held for sale during the quarter, residential mortgage loans decreased $41.2 million or 6% since year-end.

•
Consumer loans decreased $27.6 million or 6% to $412.6 million at March 31, 2019, compared to $440.2 million at December 31, 2018. Excluding $8.6 million of loans classified as held for sale during the quarter, consumer loans decreased $19.0 million or 4% since year-end.

The table below presents the composition of the loan portfolio as of March 31, 2019, and December 31, 2018, in thousands:

LOAN PORTFOLIO	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$2,042,594	27.86%	$2,020,231	27.26%
Commercial real estate	3,702,457	50.48	3,711,481	50.08
Agricultural and agricultural real estate	544,805	7.43	565,408	7.63
Residential mortgage	630,433	8.60	673,603	9.09
Consumer	412,573	5.63	440,158	5.94
Gross loans receivable held to maturity	7,332,862	100.00%	7,410,881	100.00%
Unearned discount	(288)		(1,624)
Deferred loan fees	(1,030)		(1,560)
Total net loans receivable held to maturity	7,331,544		7,407,697
Allowance for loan losses	(62,639)		(61,963)
Loans receivable, net	$7,268,905		$7,345,734

Loans secured by real estate, either fully or partially, totaled $4.74 billion or 65% of gross loans at March 31, 2019. At March 31, 2019, approximately 52% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's loans secured by real estate at March 31, 2019, and December 31, 2018, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	March 31, 2019	December 31, 2018
Residential real estate, excluding residential construction and residential lot loans	$1,079,352	$1,119,942
Industrial, manufacturing, business and commercial	670,440	805,265
Agriculture	266,010	270,023
Retail	479,469	435,680
Office	485,794	485,262
Land development and lots	202,513	216,665
Hotel, resort and hospitality	280,285	233,735
Multi-family	324,198	311,319
Food and beverage	142,630	130,981
Warehousing	169,721	186,436
Health services	204,410	182,882
Residential construction	161,116	171,116
All other	269,165	255,145
Total loans secured by real estate	$4,735,103	$4,804,451

Allowance For Loan Losses

The process utilized by Heartland to determine the appropriateness of the allowance for loan losses is considered a critical accounting practice for Heartland and has remained consistent over the past several years. The allowance for loan losses represents management's estimate of identified and unidentified probable losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for loan losses, refer to the critical accounting policies section of Heartland's Annual Report on Form 10-K for the year ended December 31, 2018.

Nonperforming loans were $79.0 million or 1.08% of total loans at March 31, 2019, compared to $72.7 million or 0.98% of total loans at December 31, 2018. The increase was primarily related to two agribusiness relationships that were originated in Heartland's Midwestern markets. At March 31, 2019, approximately $42.4 million or 54% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to seventeen borrowers. At March 31, 2019, and December 31, 2018, Heartland had $7.9 million and $7.7 million, respectively, of nonperforming residential real estate loans that were repurchased under various Government National Mortgage Association ("GNMA") or other guaranteed loan programs. The portion of

Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $12.7 million at March 31, 2019, compared to $7.7 million at December 31, 2018.

The allowance for loan losses was 0.85% and 0.84% of loans at March 31, 2019 and December 31, 2018, respectively, and 79.29% and 85.27% of nonperforming loans at March 31, 2019, and December 31, 2018, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.01% and 1.03% at March 31, 2019, and December 31, 2018, respectively. At March 31, 2019, valuation reserves totaled $36.7 million and covered $1.47 billion of acquired loans. At December 31, 2018, valuation reserves totaled $40.9 million and covered $1.63 billion of acquired loans. Loans delinquent 30-89 days as a percent of total loans was 0.47% at March 31, 2019, in comparison with 0.21% at December 31, 2018. The increase in loans delinquent 30-89 days was primarily attributable to recently acquired portfolios and one large credit resolved in the near term. Management believes the increase in delinquencies in the acquired portfolios is due to the implementation of Heartland's underwriting and closing processes at the new entities and is not indicative of the underlying credit quality.

The table below presents the changes in the allowance for loan losses during the three-month periods ended March 31, 2019 and 2018, in thousands:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$61,963	$55,686
Provision for loan losses	1,635	4,263
Recoveries on loans previously charged off	991	931
Charge-offs on loans	(1,950)	(2,224)
Balance at end of period	$62,639	$58,656
Annualized ratio of net charge offs to average loans	0.05%	0.08%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	March 31,		December 31,
	2019	2018	2018	2017
Nonaccrual loans	$77,294	$64,806	$71,943	$62,581
Loans contractually past due 90 days or more	1,706	22	726	830
Total nonperforming loans	79,000	64,828	72,669	63,411
Other real estate	5,391	11,801	6,153	10,777
Other repossessed assets	8	423	459	411
Total nonperforming assets	$84,399	$77,052	$79,281	$74,599
Performing troubled debt restructured loans(1)	$3,460	$3,206	$4,026	$6,617
Nonperforming loans to total loans	1.08%	0.96%	0.98%	0.99%
Nonperforming assets to total loans plus repossessed property	1.15%	1.14%	1.07%	1.17%
Nonperforming assets to total assets	0.75%	0.77%	0.69%	0.76%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the first three months of 2019, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2018	$72,669	$6,153	$459	$79,281
Loan foreclosures	(1,786)	1,694	92	—
Net loan charge-offs	(959)	—	—	(959)
New nonperforming loans	15,314	—	—	15,314
Reduction of nonperforming loans(1)	(6,238)	—	—	(6,238)
OREO/Repossessed assets sales proceeds	—	(2,004)	(88)	(2,092)
OREO/Repossessed assets writedowns, net	—	(452)	(10)	(462)
Net activity at Citizens Finance Co.	—	—	(445)	(445)
March 31, 2019	$79,000	$5,391	$8	$84,399

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% and 24% of total assets at March 31, 2019, and December 31, 2018, respectively. Total securities carried at fair value as of March 31, 2019, were $2.40 billion, a decrease of $50.2 million or 2% from $2.45 billion at December 31, 2018.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities and other, by major category, as of March 31, 2019, and December 31, 2018, in thousands:

SECURITIES PORTFOLIO COMPOSITION	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$26,768	1.06%	$31,951	1.18%
Mortgage and asset-backed securities	1,871,398	74.38	2,026,698	74.64
Obligation of states and political subdivisions	573,044	22.78	611,257	22.50
Equity securities	17,339	0.69	17,086	0.63
Other securities	27,506	1.09	28,396	1.05
Total securities	$2,516,055	100.00%	$2,715,388	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 74% at March 31, 2019, compared to 75% at December 31, 2018. Heartland's securities portfolio had an expected modified duration of 4.34 years as of March 31, 2019, compared to 4.01 years as of year-end 2018.

At March 31, 2019, Heartland had $27.5 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $9.35 billion as of March 31, 2019, compared to $9.40 billion at December 31, 2018, a decrease of $43.5 million or less than 1%. The deposits classified as held for sale in conjunction with the sale of two branches at Dubuque Bank and Trust Company totaled $77.0 million at March 31, 2019. Exclusive of this transaction, total deposits increased $33.5 million or less than 1% since December 31, 2018. Deposits changes by type were:

•
Demand deposits decreased $145.8 million or 4% to $3.12 billion at March 31, 2019, compared to $3.26 billion at December 31, 2018. Excluding $17.3 million of demand deposits classified as held for sale during the quarter, demand deposits decreased $128.6 million or 4% since year-end 2018.

•
Savings deposits increased $38.0 million or 1% to $5.15 billion at March 31, 2019, from $5.11 billion at December 31, 2018. Excluding savings deposits of $47.8 million classified as held for sale during the quarter, savings deposits increased $85.8 million or 2% since year-end 2018.

•
Time deposits increased $64.4 million or 6% to $1.09 billion at March 31, 2019 from $1.02 billion at December 31, 2018. Excluding time deposits of $11.9 million classified as held for sale during the quarter, time deposits increased $76.2 million or 7% since year-end 2018.

The table below presents the composition of Heartland's deposits by category as of March 31, 2019, and December 31, 2018, in thousands:

DEPOSITS	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Demand	$3,118,909	33.35%	$3,264,737	34.74%
Savings	5,145,929	55.02	5,107,962	54.37
Time	1,088,104	11.63	1,023,730	10.89
Total	$9,352,942	100.00%	$9,396,429	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2019, and December 31, 2018, in thousands:

	March 31, 2019	December 31, 2018
Securities sold under agreement to repurchase	$65,696	$80,124
Federal funds purchased	3,650	35,400
Advances from the FHLB	25,000	100,838
Other short-term borrowings	9,968	10,648
Total	$104,314	$227,010

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $104.3 million at March 31, 2019, compared to $227.0 million at year-end 2018, a decrease of $122.7 million or 54%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $65.7 million at March 31, 2019, compared to $80.1 million at December 31, 2018, a decrease of $14.4 million or 18%.

Also included in short-term borrowings is a $30.0 million revolving credit line agreement Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. The outstanding balance was $0 at both March 31, 2019, and December 31, 2018.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2019, and December 31, 2018, in thousands:

	March 31, 2019	December 31, 2018
Advances from the FHLB	$3,350	$3,399
Trust preferred securities	131,105	130,913
Senior notes	—	5,000
Note payable to unaffiliated bank	56,667	58,417
Contracts payable for purchase of real estate and other assets	1,932	1,953
Subordinated notes	74,178	74,143
Other borrowings	1,080	1,080
Total	$268,312	$274,905

As of March 31, 2019, the amount of other borrowings was $268.3 million, a decrease of $6.6 million or 2% since year-end 2018. The decrease since year-end 2018 was due to scheduled principal payments in accordance with the debt agreements.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $70.0 million. At March 31, 2019, $56.7 million was outstanding on this non-revolving credit line compared to $58.4 million outstanding at December 31, 2018. At March 31, 2019, Heartland had $8.3 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of March 31, 2019, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/19(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	5.36%	(2)	03/17/2034	06/17/2018
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	4.12%	(3)	04/07/2036	07/07/2019
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	4.09%	(4)	09/15/2037	06/15/2019
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	4.11%	(5)	09/01/2037	06/01/2019
Morrill Statutory Trust I	9,017	12/19/2002	3.25% over LIBOR	5.86%		12/26/2032	06/26/2018
Morrill Statutory Trust II	8,670	12/17/2003	2.85% over LIBOR	5.46%		12/17/2033	06/17/2019
Sheboygan Statutory Trust I	6,462	09/17/2003	2.95% over LIBOR	5.56%		09/17/2033	06/17/2019
CBNM Capital Trust I	4,371	09/10/2004	3.25% over LIBOR	5.86%		12/15/2034	06/15/2019
Citywide Capital Trust III	6,398	12/19/2003	2.80% over LIBOR	5.55%		12/19/2033	07/23/2019
Citywide Capital Trust IV	4,252	09/30/2004	2.20% over LIBOR	4.85%		09/30/2034	05/23/2019
Citywide Capital Trust V	11,579	05/31/2006	1.54% over LIBOR	4.15%		07/25/2036	06/15/2019
OCGI Statutory Trust III	2,991	06/27/2002	3.65% over LIBOR	6.25%	(6)	09/30/2032	06/30/2019
OCGI Capital Trust IV	5,300	09/23/2004	2.50% over LIBOR	5.11%	(7)	12/15/2034	06/15/2019
	$131,207

(1) Effective weighted average interest rate as of March 31, 2019, was 5.11% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of March 31, 2019, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of March 31, 2019, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of March 31, 2019, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of March 31, 2019, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of March 31, 2019, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of March 31, 2019, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

CAPITAL REQUIREMENTS

The Federal Reserve Board, which supervises bank holding companies, has adopted capital adequacy guidelines that are used to assess the adequacy of capital of a bank holding company. Under Basel III, Heartland must hold a conservation buffer above the adequately capitalized risk-based capital ratios; however, the transition provisions related to the conservation buffer have been extended indefinitely.

The most recent notification from the FDIC categorized Heartland and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve Board's current capital adequacy guidelines for the dates indicated, in thousands. The table also indicates the fully-phased in capital conservation buffer, but the requirements to comply have been extended indefinitely.

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2019	14.37%	12.77%	11.24%	10.08%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,558,021	$8,558,021	$8,558,021	N/A
Average Assets	N/A	N/A	N/A	$10,845,274

December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average Assets	N/A	N/A	N/A	$10,946,440

Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $352.4 million and $311.3 million at March 31, 2019, and December 31, 2018, respectively, under the capital requirements to remain well capitalized. At March 31, 2019, and December 31, 2018, retained earnings that could be available for the payment of dividends under the most restrictive minimum capital requirements totaled $523.7 million and $486.5 million, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

Heartland enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. See Note 7, "Derivative Financial Instruments," to the consolidated financial statements for additional information on Heartland's derivative financial instruments.

Heartland also enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and standby letters of credit.

Off-balance sheet arrangements were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to Heartland's off-balance sheet arrangements since that report was filed.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2019, and December 31, 2018, commitments to extend credit aggregated $2.33 billion and $2.47 billion, respectively. Standby letters of credit aggregated $72.9 million at March 31, 2019, and $71.9 million at December 31, 2018.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2018. Except for the agreement to acquire Blue Valley Ban Corp. described below, there have been no material changes to Heartland's contractual obligations and other commitments since that report was filed.

On January 16, 2019, Heartland entered into a definitive merger agreement to acquire Blue Valley Ban Corp., and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. As of the announcement date, the transaction, in which all of the issued and outstanding shares of Blue Valley Ban Corp. stock will be exchanged for shares of Heartland common stock, was valued at approximately $93.9 million. Simultaneous with the closing of the transaction, Bank of Blue Valley will merge into Heartland's Kansas-based subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity will operate as Bank of Blue Valley. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. The transaction is expected to close in the second quarter of 2019 with a systems conversion planned for the third quarter of 2019. As of March 31, 2019, Bank of Blue Valley had total assets of approximately $711.6 million, which included approximately $564.1 million of gross loans outstanding, and approximately $587.2 million of deposits.

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

At March 31, 2019, Heartland had $492.5 million of cash and cash equivalents, time deposits in other financial institutions of $4.7 million and securities carried at fair value of $2.40 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's diversified deposit base provides a sizable source of relatively stable and low-cost funding. Total deposits were $9.35 billion at March 31, 2019, compared to $9.40 billion at December 31, 2018. Heartland's short-term borrowing balances are, on average, another stable source of funds. These balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management intends to rely on deposit growth and additional FHLB borrowings as needed in the future.

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of March 31, 2019, Heartland had $104.3 million of short-term borrowings outstanding. As of March 31, 2019, Heartland had $268.3 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At March 31, 2019, Heartland had $1.44 billion of borrowing capacity under these programs.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland's revolving credit agreement with an unaffiliated bank has $30.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2019. Heartland also has a non-revolving credit line with the same unaffiliated bank. At March 31, 2019, $8.3 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of March 31, 2019.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first three months of 2019.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2019, and March 31, 2018, provided the following results, in thousands:

	2019		2018
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$400,843	(3.30)%	$362,642	(3.02)%
Base	$414,540		$373,953
Up 200 Basis Points	$437,779	5.61%	$377,453	0.94%
Year 2
Down 100 Basis Points	$382,215	(7.80)%	$346,225	(7.41)%
Base	$416,785	0.54%	$379,901	1.59%
Up 200 Basis Points	$464,301	12.00%	$404,390	8.14%

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

Heartland enters into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and subject to specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the consolidated balance sheet until the loan is made or the letter or credit is issued.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that:

•	Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective.

•
During the quarter ended March 31, 2019, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2018 Annual Report on Form 10-K. Please refer to that section of Heartland's Form 10-K report for disclosures regarding the risks and uncertainties related to Heartland's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1
Agreement and Plan of Merger between Heartland Financial USA, Inc. and Blue Valley Ban Corp., dated January 16, 2019 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019).

10.2	(1)	Deferred Compensation Plan dated April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019).

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statement formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

______________
(1) Management contracts or compensatory plans or arrangements
(2) Filed or furnished herewith.

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

Dated: May 7, 2019