Form 10-Q
period 2019-06-30
HEARTLAND FINANCIAL USA INC
filed 2019-08-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 6, 2019, the Registrant had outstanding 36,690,358 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Cash and due from banks	$198,664	$223,135
Interest bearing deposits with other banks and other short-term investments	443,475	50,495
Cash and cash equivalents	642,139	273,630
Time deposits in other financial institutions	4,430	4,672
Securities:
Carried at fair value (cost of $2,552,214 at June 30, 2019, and $2,492,620 at December 31, 2018)	2,561,887	2,450,709
Held to maturity, at cost (fair value of $96,619 at June 30, 2019, and $245,341 at December 31, 2018)	88,166	236,283
Other investments, at cost	31,366	28,396
Loans held for sale	34,575	119,801
Loans receivable:
Held to maturity	7,853,051	7,407,697
Allowance for loan and lease losses	(63,850)	(61,963)
Loans receivable, net	7,789,201	7,345,734
Premises, furniture and equipment, net	194,628	187,418
Premises, furniture and equipment held for sale	3,701	7,258
Other real estate, net	6,646	6,153
Goodwill	427,097	391,668
Core deposit intangibles and customer relationship intangibles, net	52,718	47,479
Servicing rights, net	7,180	31,072
Cash surrender value on life insurance	170,421	162,892
Other assets	146,135	114,841
TOTAL ASSETS	$12,160,290	$11,408,006
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,426,758	$3,264,737
Savings	5,533,503	5,107,962
Time	1,148,296	1,023,730
Total deposits	10,108,557	9,396,429
Deposits held for sale	—	106,409
Short-term borrowings	107,260	227,010
Other borrowings	282,863	274,905
Accrued expenses and other liabilities	139,823	78,078
TOTAL LIABILITIES	10,638,503	10,082,831
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both June 30, 2019, and December 31, 2018)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2019, and December 31, 2018)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2019, and December 31, 2018, none issued or outstanding at both June 30, 2019, and December 31, 2018)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2019, and December 31, 2018; none issued or outstanding at both June 30, 2019, and December 31, 2018)	—	—
Common stock (par value $1 per share; 60,000,000 shares authorized at June 30, 2019, and 40,000,000 shares authorized at December 31, 2018; issued 36,690,061 shares at June 30, 2019, and 34,477,499 shares at December 31, 2018)	36,690	34,477
Capital surplus	837,150	743,095
Retained earnings	642,808	579,252
Accumulated other comprehensive income/(loss)	5,139	(31,649)
TOTAL STOCKHOLDERS' EQUITY	1,521,787	1,325,175
TOTAL LIABILITIES AND EQUITY	$12,160,290	$11,408,006

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$106,027	$96,787	$206,483	$182,438
Interest on securities:
Taxable	16,123	12,270	31,999	23,847
Nontaxable	2,554	3,584	5,647	7,163
Interest on federal funds sold	—	—	4	—
Interest on interest bearing deposits in other financial institutions	2,299	768	3,591	1,175
TOTAL INTEREST INCOME	127,003	113,409	247,724	214,623
INTEREST EXPENSE:
Interest on deposits	16,138	7,983	29,351	13,749
Interest on short-term borrowings	338	547	1,227	815
Interest on other borrowings (includes $100 and $30 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2019 and 2018, respectively, and $265 and $227 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2019 and 2018, respectively)	3,819	3,470	7,483	7,066
TOTAL INTEREST EXPENSE	20,295	12,000	38,061	21,630
NET INTEREST INCOME	106,708	101,409	209,663	192,993
Provision for loan losses	4,918	4,831	6,553	9,094
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	101,790	96,578	203,110	183,899
NONINTEREST INCOME:
Service charges and fees	14,629	12,072	27,423	22,151
Loan servicing income	1,338	1,807	3,067	3,561
Trust fees	4,825	4,615	9,299	9,295
Brokerage and insurance commissions	1,028	877	1,762	1,784
Securities gains/(losses), net (includes $3,580 of net security gains and $259 of net security losses reclassified from accumulated other comprehensive income for the three months ended June 30, 2019 and 2018, respectively and $5,155 and $1,182 of net security gains reclassified from accumulated other comprehensive income for the six months ended June 30, 2019 and 2018, respectively)	3,580	(259)	5,155	1,182
Unrealized gain on equity securities, net	112	71	370	43
Net gains on sale of loans held for sale	4,343	6,800	7,519	10,851
Valuation allowance on servicing rights	(364)	(216)	(953)	(218)
Income on bank owned life insurance	888	700	1,787	1,314
Other noninterest income	1,682	1,167	3,349	2,387
TOTAL NONINTEREST INCOME	32,061	27,634	58,778	52,350
NONINTEREST EXPENSES:
Salaries and employee benefits	49,995	50,758	100,280	99,468
Occupancy	6,436	6,315	13,043	12,358
Furniture and equipment	3,220	3,184	5,912	5,933
Professional fees	14,968	10,632	26,347	20,080
Advertising	2,661	2,145	4,986	4,085
Core deposit intangibles and customer relationship intangibles amortization	3,313	2,274	6,155	4,137
Other real estate and loan collection expenses	162	948	863	1,680
(Gain)/loss on sales/valuations of assets, net	(18,286)	1,528	(21,290)	1,331
Restructuring expenses	—	—	3,227	2,564
Other noninterest expenses	12,629	11,098	23,805	20,892
TOTAL NONINTEREST EXPENSES	75,098	88,882	163,328	172,528
INCOME BEFORE INCOME TAXES	58,753	35,330	98,560	63,721
Income taxes (includes $880 and $(61) of income tax expense/(benefit) reclassified from accumulated other comprehensive income for the three months ended June 30, 2019 and 2018, respectively and $1,238 and $201 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2019 and 2018, respectively)	13,584	7,451	21,894	12,574
NET INCOME	45,169	27,879	76,666	51,147
Preferred dividends	—	(13)	—	(26)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$45,169	$27,866	$76,666	$51,121
EARNINGS PER COMMON SHARE - BASIC	$1.26	$0.85	$2.18	$1.62
EARNINGS PER COMMON SHARE - DILUTED	$1.26	$0.85	$2.17	$1.61
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.13	$0.32	$0.26

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$45,169	$27,879	$76,666	$51,147
OTHER COMPREHENSIVE INCOME/(LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	28,422	(8,501)	58,387	(28,335)
Reclassification adjustment for net (gains)/losses realized in net income	(3,580)	259	(5,155)	(1,182)
Income taxes	(6,383)	2,117	(13,664)	7,508
Other comprehensive income/(loss) on securities	18,459	(6,125)	39,568	(22,009)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	(2,263)	897	(3,768)	2,596
Reclassification adjustment for net losses on derivatives realized in net income	94	30	252	227
Income taxes	453	105	736	(603)
Other comprehensive income/(loss) on cash flow hedges	(1,716)	1,032	(2,780)	2,220
Other comprehensive income/(loss)	16,743	(5,093)	36,788	(19,789)
TOTAL COMPREHENSIVE INCOME	$61,912	$22,786	$113,454	$31,358

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,666	$51,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,315	14,273
Provision for loan losses	6,553	9,094
Net amortization of premium on securities	10,927	12,587
Securities gains, net	(5,155)	(1,182)
Unrealized gain on equity securities, net	(370)	(43)
Stock based compensation	3,602	2,770
Loans originated for sale	(165,249)	(317,979)
Proceeds on sales of loans held for sale	161,625	346,083
Net gains on sale of loans held for sale	(7,177)	(8,178)
(Increase) decrease in accrued interest receivable	2,421	(35)
Decrease in prepaid expenses	229	2,263
Increase (decrease) in accrued interest payable	1,021	(25)
Capitalization of servicing rights	(415)	(2,694)
Valuation allowance on servicing rights	953	218
(Gain)/loss on sales/valuations of assets, net	(10,735)	1,331
Net excess tax benefit from stock based compensation	272	660
Other, net	(29,184)	(16,605)
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,299	93,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(248)	(1,000)
Proceeds from the sale of securities available for sale	1,194,897	635,735
Proceeds from the redemption of time deposits in other financial institutions	—	8,767
Proceeds from the maturity of and principal paydowns on securities available for sale	178,930	112,166
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,406	8,897
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	490	4,862
Proceeds from the sale, maturity of and principal paydowns on other investments	7,992	1,400
Purchase of securities available for sale	(1,148,238)	(733,030)
Purchase of other investments	(4,899)	(1,842)
Net (increase) decrease in loans	77,147	(86,466)
Purchase of bank owned life insurance policies	(16)	—
Proceeds from bank owned life insurance policies	421	—
Proceeds from sale of mortgage servicing rights	33,823	—
Capital expenditures	(3,909)	(9,788)
Net cash and cash equivalents received in acquisitions	38,650	212,197
Proceeds from the sale of equipment	829	622
Net cash expended in divestitures	(49,264)	—
Proceeds on sale of OREO and other repossessed assets	3,825	2,091
NET CASH PROVIDED BY INVESTING ACTIVITIES	$332,836	$154,611

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$4,675	$117,456
Net increase in savings deposits	110,498	5,408
Net increase (decrease) in time deposit accounts	29,924	(31,789)
Proceeds on short-term revolving credit line	—	25,000
Net decrease in short-term borrowings	(44,326)	(155,403)
Proceeds from short term FHLB advances	430,888	302,102
Repayments of short term FHLB advances	(531,725)	(266,500)
Proceeds from other borrowings	50	—
Repayments of other borrowings	(15,621)	(44,654)
Purchase of treasury stock	—	(97)
Proceeds from issuance of common stock	408	156
Dividends paid	(11,397)	(7,972)
NET CASH USED BY FINANCING ACTIVITIES	(26,626)	(56,293)
Net increase in cash and cash equivalents	368,509	192,003
Cash and cash equivalents at beginning of year	273,630	196,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$642,139	$388,006
Supplemental disclosures:
Cash paid for income/franchise taxes	$19,495	$8,254
Cash paid for interest	$37,099	$21,655
Loans transferred to OREO	$4,655	$2,264
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$2,568	$2,501
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net,	$1,564	$—
Deposits transferred to held for sale	$76,968	$—
Loans transferred to held for sale	$32,111	$—
Securities transferred from held to maturity to available for sale	$148,030	$—
Purchases of securities available for sale, accrued, not settled	$37,373	$—
Stock consideration granted for acquisitions	$92,258	$238,075

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at March 31, 2018	$938	$31,068	$557,990	$500,959	$(39,450)	$—	$1,051,505
Comprehensive income				27,879	(5,093)		22,786
Cash dividends declared:
Series D Preferred, $17.50 per share				(13)			(13)
Common, $0.13 per share				(4,039)			(4,039)
Issuance of 3,370,206 shares of common stock		3,370	181,226				184,596
Stock based compensation			912				912
Balance at June 30, 2018	$938	$34,438	$740,128	$524,786	$(44,543)	$—	$1,255,747
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income				51,147	(19,789)		31,358
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:
Series D Preferred, $35.00 per share				(26)			(26)
Common, $0.26 per share				(7,946)			(7,946)
Purchase of 1,761 shares of common stock						(97)	(97)
Issuance of 4,486,850 shares of common stock		4,485	233,649			97	238,231
Stock based compensation			2,770				2,770
Balance at June 30, 2018	$938	$34,438	$740,128	$524,786	$(44,543)	$—	$1,255,747
Balance at March 31, 2019	$—	$34,604	$745,596	$603,506	$(11,604)	$—	$1,372,102
Comprehensive income				$45,169	$16,743		61,912
Cash dividends declared:
Common, $0.16 per share				$(5,867)			(5,867)
Issuance of 2,086,450 shares of common stock		$2,086	$90,327				92,413
Stock based compensation			$1,227				1,227
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$—	$1,521,787
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income				76,666	36,788		113,454
Retained earnings adjustment for adoption of leasing standard				(1,713)			(1,713)
Cash dividends declared:
Common, $0.32 per share				(11,397)			(11,397)
Issuance of 2,212,562 shares of common stock		2,213	90,453				92,666
Stock based compensation			3,602				3,602
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$—	$1,521,787

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2019, are not necessarily indicative of the results expected for the year ending December 31, 2019.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2019, and 2018, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2019	2018
Net income	$45,169	$27,879
Preferred dividends	—	(13)
Net income available to common stockholders	$45,169	$27,866
Weighted average common shares outstanding for basic earnings per share	35,744	32,621
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	135	210
Weighted average common shares for diluted earnings per share	35,879	32,831
Earnings per common share — basic	$1.26	$0.85
Earnings per common share — diluted	$1.26	$0.85
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	7	—

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2019	2018
Net income	$76,666	$51,147
Preferred dividends	—	(26)
Net income available to common stockholders	$76,666	$51,121
Weighted average common shares outstanding for basic earnings per share	35,157	31,537
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	138	209
Weighted average common shares for diluted earnings per share	35,295	31,746
Earnings per common share — basic	$2.18	$1.62
Earnings per common share — diluted	$2.17	$1.61
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	7	—

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that resulted in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, "Leases - Targeted Improvements" to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, Specifically, under the amendments in ASU 2018-11, entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02. Heartland adopted the accounting standard on January 1, 2019, on a modified retrospective basis, as required, and has not restated comparative periods. Heartland adopted the practical expedients, which allow for existing leases to be accounted for under previous guidance with the exception of balance sheet recognition for lessees. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $25.9 million and $27.6 million, respectively, on January 1, 2019. The difference between the lease assets and lease liabilities, which was $1.7 million, was recorded as an adjustment to retained earnings. The adoption of the standard did not impact Heartland's results of operations or liquidity. See Note 11, "Leases", for more information on Heartland's leases.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required. In April 2019, the FASB also issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." As it relates to current expected credit losses, this guidance amends certain provisions contained in ASU 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying the extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity's determination of expected credit losses. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. Heartland has formed an internal committee to assess and implement the standard. Heartland entered into an agreement with a third party vendor and is in the final stages of implementing a technology solution. Management expects that the preliminary model will be ready for detailed review and testing during the third quarter of 2019. Based on the results of Heartland's parallel runs, management expects to have an estimate of the impact that this new guidance will have on the consolidated financial statements in the fourth quarter of 2019. Management expects that testing, control design and model validation will continue through the remainder of 2019.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities." The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. For a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, this ASU permits an entity to designate an amount that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows (the "last-of-layer" method). Under this designation, prepayment risk is not incorporated into the measurement of the hedged item. ASU 2017-12 requires a modified retrospective transition method in which Heartland will recognize the cumulative effect of the change on the opening balance of each affected component of equity on the balance sheet as of the date of adoption. Heartland adopted this ASU on January 1, 2019, as required, and as a result of the adoption, $148.0 million of held to maturity securities were reclassified to available for sale debt securities carried at fair value. See Note 3, "Securities," for further details. There was no impact to Heartland's results of operations, or liquidity as a result of the adoption of this amendment.

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

In August 2018, the FASB issued ASU 2018-15, "Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and the amendment can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption was permitted. Heartland early adopted this ASU using the prospective approach in the second quarter of 2019, and the adoption did not have a material impact on its results of operations, financial position and liquidity.

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government ("UST"), the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. The new ASU adds the OIS rate based on the

Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this update became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that get migrated from LIBOR to new benchmark interest rates. Heartland is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR. Currently, Heartland has adjustable rate loans, several debt obligations and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place at the end of 2021, and management will continue to actively assess the related opportunities and risks involved in this transition.

NOTE 2: ACQUISITIONS

Blue Valley Ban Corp.
On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp. ("BVBC") and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. Based on Heartland's closing common stock price of $44.78 per share on May 10, 2019, the aggregate consideration paid to BVBC common shareholders was $92.3 million, which was paid by delivery of 2,060,258 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided BVBC the funds necessary to repay outstanding debt of $6.9 million, and Heartland assumed $16.1 million of trust preferred securities at fair value. Immediately following the closing of the transaction, Bank of Blue Valley was merged with and into Heartland's wholly-owned Kansas subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity operates under the Bank of Blue Valley brand. As of the closing date, BVBC had, at fair value, total assets of $766.2 million, total loans held to maturity of $542.0 million, and total deposits of $617.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of BVBC.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
U.S. government corporations and agencies	$18,660	$48	$(87)	$18,621
Mortgage and asset-backed securities	2,191,327	17,472	(15,473)	2,193,326
Obligations of states and political subdivisions	324,070	8,097	(384)	331,783
Total debt securities	2,534,057	25,617	(15,944)	2,543,730
Equity securities with a readily determinable fair value	18,157	—	—	18,157
Total	$2,552,214	$25,617	$(15,944)	$2,561,887
December 31, 2018
U.S. government corporations and agencies	$32,075	$3	$(127)	$31,951
Mortgage and asset-backed securities	2,061,358	3,740	(38,400)	2,026,698
Obligations of states and political subdivisions	382,101	919	(8,046)	374,974
Total debt securities	2,475,534	4,662	(46,573)	2,433,623
Equity securities with a readily determinable fair value	17,086	—	—	17,086
Total	$2,492,620	$4,662	$(46,573)	$2,450,709

On January 1, 2019, Heartland adopted ASU 2017-12, and as a result of the adoption, $148.0 million of held to maturity debt securities were transferred to debt securities available for sale. The securities were transferred at book value on the date of the transfer.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Obligations of states and political subdivisions	$88,166	$8,453	$—	$96,619
Total	$88,166	$8,453	$—	$96,619
December 31, 2018
Obligations of states and political subdivisions	$236,283	$9,554	$(496)	$245,341
Total	$236,283	$9,554	$(496)	$245,341

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$24,891	$24,889
Due in 1 to 5 years	45,463	45,685
Due in 5 to 10 years	72,708	74,659
Due after 10 years	199,668	205,171
Total debt securities	342,730	350,404
Mortgage and asset-backed securities	2,191,327	2,193,326
Equity securities with a readily determinable fair value	18,157	18,157
Total investment securities	$2,552,214	$2,561,887

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,531	$1,567
Due in 1 to 5 years	11,634	11,863
Due in 5 to 10 years	58,200	61,679
Due after 10 years	16,801	21,510
Total investment securities	$88,166	$96,619

As of June 30, 2019, and December 31, 2018, securities with a fair value of $569.7 million and $524.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three- and six-month periods ended June 30, 2019 and 2018, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$760,743	$243,489	$1,194,897	$635,735
Gross security gains	5,522	457	7,930	3,470
Gross security losses	1,942	716	2,775	2,288

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2019, and December 31, 2018. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2018, and December 31, 2017, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
U.S. government corporations and agencies	$4,631	$(87)	$—	$—	$4,631	$(87)
Mortgage and asset-backed securities	544,795	(5,265)	448,159	(10,208)	992,954	(15,473)
Obligations of states and political subdivisions	10,975	(11)	48,748	(373)	59,723	(384)
Total temporarily impaired securities	$560,401	$(5,363)	$496,907	$(10,581)	$1,057,308	$(15,944)
December 31, 2018
U.S. government corporations and agencies	$24,902	$(83)	$4,577	$(44)	$29,479	$(127)
Mortgage and asset-backed securities	733,826	(9,060)	805,089	(29,340)	1,538,915	(38,400)
Obligations of states and political subdivisions	34,990	(390)	258,143	(7,656)	293,133	(8,046)
Total temporarily impaired securities	$793,718	$(9,533)	$1,067,809	$(37,040)	$1,861,527	$(46,573)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
Total temporarily impaired securities	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the six-month periods ended June 30, 2019, and June 30, 2018, respectively.

Other investments, at cost, include equity securities without a readily determinable fair value. Equity securities without a readily determinable fair value totaled $18.2 million and $17.1 million at June 30, 2019, and December 31, 2018, respectively. At June 30, 2019, and December 31, 2018, other investments at cost included shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.9 million and $16.6 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2019, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of June 30, 2019, and December 31, 2018, were as follows, in thousands:

	June 30, 2019	December 31, 2018
Loans receivable held to maturity:
Commercial	$2,238,453	$2,020,231
Commercial real estate	3,991,919	3,711,481
Agricultural and agricultural real estate	549,404	565,408
Residential real estate	613,707	673,603
Consumer	461,802	440,158
Gross loans receivable held to maturity	7,855,285	7,410,881
Unearned discount	(942)	(1,624)
Deferred loan fees	(1,292)	(1,560)
Total net loans receivable held to maturity	7,853,051	7,407,697
Allowance for loan losses	(63,850)	(61,963)
Loans receivable, net	$7,789,201	$7,345,734

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

The following table shows the balance in the allowance for loan losses at June 30, 2019, and December 31, 2018, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during the quarter ended March 31, 2019.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
June 30, 2019
Commercial	$5,685	$18,397	$24,082	$26,881	$2,211,572	$2,238,453
Commercial real estate	377	26,923	27,300	22,141	3,969,778	3,991,919
Agricultural and agricultural real estate	1,557	4,492	6,049	21,729	527,675	549,404
Residential real estate	197	1,375	1,572	18,556	595,151	613,707
Consumer	546	4,301	4,847	5,411	456,391	461,802
Total	$8,362	$55,488	$63,850	$94,718	$7,760,567	$7,855,285
December 31, 2018
Commercial	$5,733	$18,772	$24,505	$24,202	$1,996,029	$2,020,231
Commercial real estate	218	25,320	25,538	14,388	3,697,093	3,711,481
Agricultural and agricultural real estate	686	4,267	4,953	15,951	549,457	565,408
Residential real estate	168	1,617	1,785	20,251	653,352	673,603
Consumer	749	4,433	5,182	7,004	433,154	440,158
Total	$7,554	$54,409	$61,963	$81,796	$7,329,085	$7,410,881

The following table presents nonaccrual loans, accruing loans past due 90 days or more and performing troubled debt restructured loans at June 30, 2019, and December 31, 2018, in thousands:

	June 30, 2019	December 31, 2018
Nonaccrual loans	$74,963	$67,833
Nonaccrual troubled debt restructured loans	4,656	4,110
Total nonaccrual loans	$79,619	$71,943
Accruing loans past due 90 days or more	$285	$726
Performing troubled debt restructured loans	$3,539	$4,026

The following tables provide information on troubled debt restructured loans that were modified during the three- and six-month periods ended June 30, 2019, and June 30, 2018, dollars in thousands:

	Three Months Ended June 30,
	2019			2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	3	240	246	6	1,292	1,125
Consumer	—	—	—	—	—	—
Total	3	$240	$246	6	$1,292	$1,125

	Six Months Ended June 30,
	2019			2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	4	276	288	11	2,169	1,877
Consumer	—	—	—	—	—	—
Total	4	$276	$288	11	$2,169	$1,877

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate troubled debt restructured loans for the three- and six-months ended June 30, 2019, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At June 30, 2019, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and six-month periods ended June 30, 2019, and June 30, 2018, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Three Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	61	3	667
Consumer	—	—	—	—
Total	1	$61	3	$667

	With Payment Defaults During the Six Months Ended June 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	3	253	6	1,184
Consumer	—	—	—	—
Total	3	$253	6	$1,184

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of June 30, 2019. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at June 30, 2019, and December 31, 2018, in thousands:

	Pass	Nonpass	Total
June 30, 2019
Commercial	$2,095,930	$142,523	$2,238,453
Commercial real estate	3,755,285	236,634	3,991,919
Total commercial and commercial real estate	5,851,215	379,157	6,230,372
Agricultural and agricultural real estate	441,598	107,806	549,404
Residential real estate	586,121	27,586	613,707
Consumer	446,569	15,233	461,802
Total gross loans receivable held to maturity	$7,325,503	$529,782	$7,855,285
December 31, 2018
Commercial	$1,880,579	$139,652	$2,020,231
Commercial real estate	3,524,344	187,137	3,711,481
Total commercial and commercial real estate	5,404,923	326,789	5,731,712
Agricultural and agricultural real estate	471,642	93,766	565,408
Residential real estate	645,478	28,125	673,603
Consumer	425,451	14,707	440,158
Total gross loans receivable held to maturity	$6,947,494	$463,387	$7,410,881

The nonpass category in the table above is comprised of approximately 57% special mention loans and 43% substandard loans as of June 30, 2019. The percent of nonpass loans on nonaccrual status as of June 30, 2019, was 15%. As of December 31, 2018, the nonpass category in the table above was comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2018, was 16%. Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at June 30, 2019, compared to 0.21% at December 31, 2018. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of June 30, 2019, Heartland had $3.1 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at June 30, 2019, and December 31, 2018, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2019
Commercial	$6,030	$1,281	$—	$7,311	$2,205,913	$25,229	$2,238,453
Commercial real estate	4,931	1,006	—	5,937	3,969,426	16,556	3,991,919
Total commercial and commercial real estate	10,961	2,287	—	13,248	6,175,339	41,785	6,230,372
Agricultural and agricultural real estate	2,664	386	285	3,335	524,655	21,414	549,404
Residential real estate	2,744	653	—	3,397	598,120	12,190	613,707
Consumer	3,850	578	—	4,428	453,144	4,230	461,802
Total gross loans receivable held to maturity	$20,219	$3,904	$285	$24,408	$7,751,258	$79,619	$7,855,285
December 31, 2018
Commercial	$2,574	$205	$—	$2,779	$1,991,525	$25,927	$2,020,231
Commercial real estate	4,819	—	726	5,545	3,694,259	11,677	3,711,481
Total commercial and commercial real estate	7,393	205	726	8,324	5,685,784	37,604	5,731,712
Agricultural and agricultural real estate	99	—	—	99	549,376	15,933	565,408
Residential real estate	5,147	49	—	5,196	655,329	13,078	673,603
Consumer	2,724	307	—	3,031	431,799	5,328	440,158
Total gross loans receivable held to maturity	$15,363	$561	$726	$16,650	$7,322,288	$71,943	$7,410,881

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at June 30, 2019, and December 31, 2018, the outstanding loan balance recorded on the consolidated balance sheets at June 30, 2019, and December 31, 2018, any related allowance recorded for those loans as of June 30, 2019, and December 31, 2018, the average outstanding loan balances recorded on the consolidated balance sheets during the three- and six- months ended June 30, 2019, and year ended December 31, 2018, and the interest income recognized on the impaired loans during the three- and six-month period ended June 30, 2019, and year ended December 31, 2018, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
June 30, 2019
Impaired loans with a related allowance:
Commercial	$11,152	$11,142	$5,685	$11,442	$9	$11,747	$16
Commercial real estate	1,541	1,541	377	1,357	5	1,280	11
Total commercial and commercial real estate	12,693	12,683	6,062	12,799	14	13,027	27
Agricultural and agricultural real estate	3,916	3,916	1,557	3,314	—	2,772	—
Residential real estate	1,273	1,273	197	1,378	—	1,194	—
Consumer	1,175	1,173	546	1,200	1	1,237	7
Total loans held to maturity	$19,057	$19,045	$8,362	$18,691	$15	$18,230	$34
Impaired loans without a related allowance:
Commercial	$20,542	$15,739	$—	$13,519	$111	$12,726	$441
Commercial real estate	20,680	20,600	—	17,785	73	15,900	127
Total commercial and commercial real estate	41,222	36,339	—	31,304	184	28,626	568
Agricultural and agricultural real estate	20,220	17,813	—	17,739	17	16,056	33
Residential real estate	17,283	17,283	—	17,198	121	17,566	151
Consumer	4,238	4,238	—	4,222	18	4,522	43
Total loans held to maturity	$82,963	$75,673	$—	$70,463	$340	$66,770	$795
Total impaired loans held to maturity:
Commercial	$31,694	$26,881	$5,685	$24,961	$120	$24,473	$457
Commercial real estate	22,221	22,141	377	19,142	78	17,180	138
Total commercial and commercial real estate	53,915	49,022	6,062	44,103	198	41,653	595
Agricultural and agricultural real estate	24,136	21,729	1,557	21,053	17	18,828	33
Residential real estate	18,556	18,556	197	18,576	121	18,760	151
Consumer	5,413	5,411	546	5,422	19	5,759	50
Total impaired loans held to maturity	$102,020	$94,718	$8,362	$89,154	$355	$85,000	$829

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2018
Impaired loans with a related allowance:
Commercial	$12,376	$12,366	$5,733	$4,741	$33
Commercial real estate	891	891	218	4,421	25
Total commercial and commercial real estate	13,267	13,257	5,951	9,162	58
Agricultural and agricultural real estate	1,718	1,718	686	2,165	2
Residential real estate	647	647	168	1,138	12
Consumer	1,373	1,373	749	2,934	29
Total loans held to maturity	$17,005	$16,995	$7,554	$15,399	$101
Impaired loans without a related allowance:
Commercial	$13,616	$11,836	$—	$10,052	$299
Commercial real estate	13,578	13,497	—	13,000	249
Total commercial and commercial real estate	27,194	25,333	—	23,052	548
Agricultural and agricultural real estate	16,836	14,233	—	14,781	5
Residential real estate	19,604	19,604	—	23,950	308
Consumer	5,631	5,631	—	5,117	97
Total loans held to maturity	$69,265	$64,801	$—	$66,900	$958
Total impaired loans held to maturity:
Commercial	$25,992	$24,202	$5,733	$14,793	$332
Commercial real estate	14,469	14,388	218	17,421	274
Total commercial and commercial real estate	40,461	38,590	5,951	32,214	606
Agricultural and agricultural real estate	18,554	15,951	686	16,946	7
Residential real estate	20,251	20,251	168	25,088	320
Consumer	7,004	7,004	749	8,051	126
Total impaired loans held to maturity	$86,270	$81,796	$7,554	$82,299	$1,059

On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp., parent company of Bank of Blue Valley, headquartered in Overland Park, Kansas. As of May 10, 2019, Blue Valley Ban Corp. had gross loans of $558.4 million, and the estimated fair value of the loans acquired was $542.3 million.

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

At June 30, 2019, and December 31, 2018, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	June 30, 2019			December 31, 2018
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$7,109	$336,256	$343,365	$3,801	$243,693	$247,494
Commercial real estate	3,337	1,169,970	1,173,307	158	1,098,171	1,098,329
Agricultural and agricultural real estate	—	10,054	10,054	—	27,115	27,115
Residential real estate	—	171,327	171,327	231	184,389	184,620
Consumer loans	—	97,824	97,824	—	75,773	75,773
Total covered loans	$10,446	$1,785,431	$1,795,877	$4,190	$1,629,141	$1,633,331

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and six-month periods ended June 30, 2019, and June 30, 2018, were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$188	$—	$227	$57
Original yield discount, net, at date of acquisition	27	564	27	508
Accretion	(851)	(651)	(1,108)	(850)
Reclassification from nonaccretable difference(1)	452	550	670	748
Balance at period end	$(184)	$463	$(184)	$463

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $44.6 million, and the estimated fair value of these loans was $28.2 million. At June 30, 2019, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At June 30, 2019, there was $0 of allowance recorded and $57,000 of allowance recorded at December 31, 2018, related to these ASC 310-30 loans. Provision benefit of $64,000 and provision expense of $672,000 was recorded for the six-month periods ended June 30, 2019, and 2018, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $4.22 billion, and the estimated fair value of the loans was $4.12 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and six-month periods ended June 30, 2019, and June 30, 2018, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2019	$23,821	$26,787	$5,598	$1,605	$4,828	$62,639
Charge-offs	(3,687)	(121)	(49)	(150)	(773)	(4,780)
Recoveries	194	26	5	34	814	1,073
Provision	3,754	608	495	83	(22)	4,918
Balance at June 30, 2019	$24,082	$27,300	$6,049	$1,572	$4,847	$63,850

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963
Charge-offs	(4,331)	(160)	(428)	(313)	(1,498)	(6,730)
Recoveries	369	177	335	47	1,136	2,064
Provision	3,539	1,745	1,189	53	27	6,553
Balance at June 30, 2019	$24,082	$27,300	$6,049	$1,572	$4,847	$63,850

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2018	$19,395	$23,469	$4,716	$2,141	$8,935	$58,656
Charge-offs	(978)	(437)	(212)	(195)	(1,342)	(3,164)
Recoveries	300	323	—	1	377	1,001
Provision	1,992	372	1,205	(90)	1,352	4,831
Balance at June 30, 2018	$20,709	$23,727	$5,709	$1,857	$9,322	$61,324

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(1,772)	(562)	(212)	(211)	(2,631)	(5,388)
Recoveries	404	771	14	76	667	1,932
Provision	3,979	1,568	1,649	(232)	2,130	9,094
Balance at June 30, 2018	$20,709	$23,727	$5,709	$1,857	$9,322	$61,324

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $427.1 million at June 30, 2019, and $391.7 million at December 31, 2018. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $35.4 million of goodwill and $11.4 million of core deposit intangibles in connection with the acquisition of Blue Valley Ban Corp., parent company of Bank of Blue Valley, headquartered in Overland Park, Kansas on May 10, 2019.

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

The core deposit intangibles recorded with the Blue Valley Ban Corp. acquisition are not deductible for tax purposes and are expected to be amortized over a period of 9 years on an accelerated basis.

Goodwill related to the Blue Valley Ban Corp., First Bank Lubbock Bancshares, Inc., and Signature Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2019, and December 31, 2018, are presented in the table below, in thousands:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$95,033	$42,539	$52,494	$83,640	$36,403	$47,237
Customer relationship intangibles	1,177	953	224	1,177	935	242
Mortgage servicing rights	7,112	1,311	5,801	42,228	12,865	29,363
Commercial servicing rights	6,907	5,528	1,379	6,834	5,125	1,709
Total	$110,229	$50,331	$59,898	$133,879	$55,328	$78,551

On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all its servicing rights portfolio, which contained loans with an unpaid principal balance of $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of approximately $34.8 million was received during the second quarter, and Heartland recorded an estimated gain on the sale of this portfolio of approximately $13.3 million. A payable of approximately $334,000 was recorded as of June 30, 2019, due to the timing of the servicing transfer per the terms of the sale agreement. In the agreement, which includes customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Six months ending December 31, 2019	$5,869	$19	$876	$195	$6,959
Year ending December 31,
2020	10,238	36	1,231	329	11,834
2021	8,520	35	1,055	293	9,903
2022	6,947	35	879	246	8,107
2023	6,061	34	704	159	6,958
2024	4,981	33	528	86	5,628
Thereafter	9,878	32	528	71	10,509
Total	$52,494	$224	$5,801	$1,379	$59,898

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2019. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were approximately $630.7 million at June 30, 2019 compared to $648.9 million at December 31, 2018. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at First Bank & Trust were approximately $12.5 million at June 30, 2019 and $5.9 million at December 31, 2018.

Custodial escrow balances maintained at Dubuque Bank and Trust Company in connection with the interim servicing of the mortgage loan servicing portfolio sold to PNC Bank, N.A. totaled $19.8 million at June 30, 2019. Heartland transferred custodial escrow balances totaling $22.9 million to PNC Bank, N.A. in conjunction with the transfer of the mortgage servicing rights portfolio on August 1, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at Dubuque Bank and Trust Company totaled $17.7 million at December 31, 2018.

At June 30, 2019, the fair value of the mortgage servicing rights at First Bank & Trust was estimated at $5.8 million compared to $7.1 million at December 31, 2018.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of First Bank & Trust's mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 14.10% for the June 30, 2019 valuation compared to 10.30% for the December 31, 2018 valuation. The discount rate was 9.03% for both June 30, 2019 and December 31, 2018 valuations. The average capitalization rate for the first six months of 2019 ranged from 81 to 98 basis points compared to a range of 93 to 117 basis points for 2018 since acquisition on May 18, 2018. Fees collected for the servicing of mortgage loans for others were $427,000 and $174,000 for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $854,000 and $174,000 for the six-months ended June 30, 2019 and June 30, 2018.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2019, and June 30, 2018:

	2019	2018
Balance at January 1,	$29,363	$23,248
Originations	342	2,673
Amortization	(2,395)	(2,752)
Valuation allowance on mortgage servicing rights	—	(209)
Sale of mortgage servicing rights	(20,556)	—
Acquired mortgage servicing rights	—	6,995
Valuation adjustment	(953)	—
Balance at period end	$5,801	$29,955
Mortgage servicing rights, net to servicing portfolio	0.92%	0.72%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $90.9 million at June 30, 2019 and $107.4 million at December 31, 2018. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $230,000 and $425,000 for the quarter ended June 30, 2019 and June 30, 2018, respectively, and $610,000 and $845,000 for the six-months ended June 30, 2019, and June 30, 2018, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 11.26% to 15.50% as of June 30, 2019, compared to 11.01% to 13.50% as of December 31, 2018. The discount rate range was 12.25% to 14.66% for the June 30, 2019, valuations compared to 13.44% to 16.96% for the December 31, 2018, valuations. The capitalization rate for both 2019 and 2018 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.9 million as of June 30, 2019, and $2.1 million as of December 31, 2018.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six-months ended June 30, 2019, and June 30, 2018:

	2019	2018
Balance at January 1,	$1,709	$2,609
Originations	73	21
Amortization	(403)	(580)
Valuation allowance on commercial servicing rights	—	(9)
Balance at period end	$1,379	$2,041
Fair value of commercial servicing rights	$1,851	$2,502
Commercial servicing rights, net to servicing portfolio	1.52%	1.75%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At June 30, 2019, a $1.0 million valuation allowance was required on mortgage servicing rights and at December 31, 2018, a $58,000 valuation allowance was required on mortgage servicing rights. At June 30, 2019, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2018, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2019, and December 31, 2018:

June 30, 2019	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
Dubuque Bank and Trust Company	$—	$—	$—	$—	$—	$—
First Bank & Trust	1,541	1,389	152	5,271	4,412	859
Total	$1,541	$1,389	$152	$5,271	$4,412	$859
December 31, 2018
Dubuque Bank and Trust Company	$2,195	$4,636	$—	$20,025	$36,901	$—
First Bank & Trust	1,685	1,665	20	5,516	5,478	38
Total	$3,880	$6,301	$20	$25,541	$42,379	$38

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2019, and December 31, 2018:

June 30, 2019	Book Value Less than 20 Years	Fair Value Less than 20 Years	Impairment Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years	Impairment More than 20 Years
Citywide Banks	$—	$—	$—	$—	$—	$—
Premier Valley Bank	33	62	—	159	176	—
Wisconsin Bank & Trust	178	346	—	1,009	1,267	—
Total	$211	$408	$—	$1,168	$1,443	$—
December 31, 2018
Citywide Banks	$1	$6	$—	$18	$20	$—
Premier Valley Bank	45	74	—	178	184	—
Wisconsin Bank & Trust	249	411	—	1,218	1,439	—
Total	$295	$491	$—	$1,414	$1,643	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $1.8 million cash as collateral at June 30, 2019 compared to no collateral at December 31, 2018. At June 30, 2019, no collateral was required to be pledged by Heartland's counterparties, compared to $770,000 collateral at December 31, 2018.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2019, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $265,000. For the next twelve months, Heartland estimates that cash receipts and reclassification from accumulated other comprehensive income to reduce interest expense will total $402,000.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2019
Interest rate swap	$25,000	$(184)	Other liabilities	2.410%	2.255%	03/17/2021
Interest rate swap	20,000	(162)	Other liabilities	2.589	3.355	01/07/2020
Interest rate swap	27,667	251	Other assets	4.912	3.674	05/10/2021
Interest rate swap	27,250	(1,452)	Other liabilities	4.904	5.425	07/24/2028
Interest rate swap	20,000	(623)	Other liabilities	2.410	2.390	06/15/2024
Interest rate swap	20,000	(563)	Other liabilities	2.520	2.352	03/01/2024
Interest rate swap	6,000	(8)	Other liabilities	2.410	1.866	06/15/2021
Interest rate swap	3,000	(2)	Other liabilities	2.597	1.878	06/30/2021
December 31, 2018
Interest rate swap	$25,000	$191	Other assets	2.788%	2.255%	03/17/2021
Interest rate swap	20,000	(177)	Other liabilities	2.408	3.355	01/07/2020
Interest rate swap	10,000	29	Other assets	2.822	1.674	03/26/2019
Interest rate swap	10,000	28	Other assets	2.788	1.658	03/18/2019
Interest rate swap	29,667	763	Other assets	4.887	3.674	05/10/2021
Interest rate swap	28,750	(572)	Other liabilities	5.004	5.425	07/24/2028
Interest rate swap	20,000	157	Other assets	2.788	2.390	06/15/2024
Interest rate swap	20,000	185	Other assets	2.738	2.352	03/01/2024
Interest rate swap	6,000	105	Other Assets	2.788	1.866	06/15/2021
Interest rate swap	3,000	51	Other assets	2.787	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and six-month periods ended June 30, 2019, and June 30, 2018, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2019
Interest rate swaps	$(2,163)	Interest expense	$(100)	Other income	$—
Six Months Ended June 30, 2019
Interest rate swaps	$(3,503)	Interest expense	$(265)	Other income	$—
Three Months Ended June 30, 2018
Interest rate swaps	$927	Interest expense	$(30)	Other income	$—
Six Months Ended June 30, 2018
Interest rate swaps	$2,823	Interest expense	$(227)	Other income	$—

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

Heartland was required to pledge $3.2 million and $2.5 million of cash as collateral for these fair value hedges at June 30, 2019, and December 31, 2018, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at June 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2019
Fair value hedges	$—	$—	Other assets
Fair value hedges	29,262	(1,555)	Other liabilities
December 31, 2018
Fair value hedges	$19,820	$74	Other assets
Fair value hedges	15,064	$(339)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and six-month periods ended June 30, 2019, and June 30, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2019
Fair value hedges	$(660)	Interest income
Six Months Ended June 30, 2019
Fair value hedges	$(1,290)	Interest income
Three Months Ended June 30, 2018
Fair value hedges	$350	Interest income
Six Months Ended June 30, 2018
Fair value hedges	$1,244	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at June 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2019
Embedded derivatives	$—	$—	Other assets
Embedded derivatives	11,874	(672)	Other liabilities
December 31, 2018
Embedded derivatives	$11,266	$453	Other assets
Embedded derivatives	2,231	(54)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and six-month periods ended June 30, 2019, and June 30, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2019
Embedded derivatives	$182	Other noninterest income
Six Months Ended June 30, 2019
Embedded derivatives	$1,071	Other noninterest income
Three Months Ended June 30, 2018
Embedded derivatives	$138	Other noninterest income
Six Months Ended June 30, 2018
Embedded derivatives	$415	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $13.5 million and $2.0 million as of June 30, 2019, and December 31, 2018, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at June 30, 2019, and $680,000 at December 31, 2018. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the six months ended June 30, 2019 and June 30, 2018, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at June 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2019
Customer interest rate swaps	$228,934	$14,162	Other assets	5.16%	4.77%
Customer interest rate swaps	228,934	(14,162)	Other liabilities	4.77	5.16
December 31, 2018
Customer interest rate swaps	$211,246	$4,449	Other assets	5.10%	4.96%
Customer interest rate swaps	211,246	(4,449)	Other liabilities	4.96	5.10

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $0 at June 30, 2019, and $35,000 at December 31, 2018. Heartland's counterparties were required to pledge no collateral at both June 30, 2019 and December 31, 2018, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at June 30, 2019, and December 31, 2018, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2019
Interest rate lock commitments (mortgage)	Other assets	$32,016	$1,072
Forward commitments	Other assets	5,000	2
Forward commitments	Other liabilities	65,000	(430)
Undesignated interest rate swaps	Other liabilities	11,874	(672)
Undesignated interest rate swaps	Other assets	—	—
December 31, 2018
Interest rate lock commitments (mortgage)	Other assets	$22,451	$725
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	51,500	(399)
Undesignated interest rate swaps	Other liabilities	11,266	(453)
Undesignated interest rate swaps	Other assets	2,231	54

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and six-month periods ended June 30, 2019, and June 30, 2018, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$552
Forward commitments	Net gains on sale of loans held for sale	(145)
Undesignated interest rate swaps	Other noninterest income	182
Six Months Ended June 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$816
Forward commitments	Net gains on sale of loans held for sale	(28)
Undesignated interest rate swaps	Other noninterest income	1,071
Three Months Ended June 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,604
Forward commitments	Net gains on sale of loans held for sale	(407)
Undesignated interest rate swaps	Other noninterest income	138
Six Months Ended June 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,621
Forward commitments	Net gains on sale of loans held for sale	(292)
Undesignated interest rate swaps	Other noninterest income	415

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019, and December 31, 2018, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$18,621	$12,480	$6,141	$—
Mortgage and asset-backed securities	2,193,326	—	2,193,326	—
Obligations of states and political subdivisions	331,783	—	331,783	—
Equity securities with a readily determinable fair value	18,157	—	18,157	—
Derivative financial instruments(1)	14,413	—	14,413	—
Interest rate lock commitments	1,072	—	—	1,072
Forward commitments	2	—	2	—
Total assets at fair value	$2,577,374	$12,480	$2,563,822	$1,072
Liabilities
Derivative financial instruments(2)	$19,383	$—	$19,383	$—
Forward commitments	430	—	430	—
Total liabilities at fair value	$19,813	$—	$19,813	$—
December 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$31,951	$25,414	$6,537	$—
Mortgage and asset-backed securities	2,026,698	—	2,026,698	—
Obligations of states and political subdivisions	374,974	—	374,974	—
Equity securities	17,086	—	17,086	—
Derivative financial instruments(1)	6,539	—	6,539	—
Interest rate lock commitments	725	—	—	725
Total assets at fair value	$2,457,973	$25,414	$2,431,834	$725
Liabilities
Derivative financial instruments(2)	$6,044	$—	$6,044	$—
Forward commitments	399	—	399	—
Total liabilities at fair value	$6,443	$—	$6,443	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$13,337	$—	$—	$13,337	$3,070
Commercial real estate	808	—	—	808	72
Agricultural and agricultural real estate	9,032	—	—	9,032	379
Residential real estate	1,076	—	—	1,076	—
Consumer	627	—	—	627	2
Total collateral dependent impaired loans	$24,880	$—	$—	$24,880	$3,523
Loans held for sale	$34,575	$—	$34,575	$—	$(1,386)
Other real estate owned	$6,646	$—	$—	$6,646	$936
Premises, furniture and equipment held for sale	$3,701	$—	$—	$3,701	$954
Mortgage servicing rights	$5,801	$—	$—	$5,801	$953

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$12,932	$—	$—	$12,932	$660
Commercial real estate	405	—	—	405	72
Agricultural and agricultural real estate	11,070	—	—	11,070	575
Residential real estate	478	—	—	478	—
Consumer	624	—	—	624	—
Total collateral dependent impaired loans	$25,509	$—	$—	$25,509	$1,307
Loans held for sale	$119,801	$—	$52,577	$67,224	$(1,870)
Other real estate owned	$6,153	$—	$—	$6,153	$2,647
Premises, furniture and equipment held for sale	$7,258	$—	$—	$7,258	$59
Mortgage servicing rights	$7,143	$—	$—	$7,143	$58

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,072	Discounted cash flows	Closing ratio	0-99% (90%)(1)
Other real estate owned	6,646	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Mortgage servicing rights	5,801	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	3,701	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	13,337	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-20%(3)
Commercial real estate	808	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-20%(3)
Agricultural and agricultural real estate	9,032	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	1,076	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Consumer	627	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-12%(3)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio for PrimeWest Mortgage Corporation is 90%.

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Balance at January 1,	$725	$1,738
Acquired interest rate lock commitments	—	1,383
Total gains (losses) included in earnings	816	(3,269)
Issuances	4,661	2,962
Settlements	(5,130)	(2,089)
Balance at period end	$1,072	$725

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2019, and December 31, 2018, were $1.1 million and $725,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of June 30, 2019, and December 31, 2018, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$642,139	$642,139	$642,139	$—	$—
Time deposits in other financial institutions	4,430	4,430	4,430	—	—
Securities:
Carried at fair value	2,561,887	2,561,887	12,480	2,549,407	—
Held to maturity	88,166	96,619	—	96,619	—
Other investments	31,366	31,366	—	31,366	—
Loans held for sale	34,575	34,575	—	34,575	—
Loans, net:
Commercial	2,213,691	2,185,030	—	2,171,693	13,337
Commercial real estate	3,963,406	3,948,274	—	3,947,466	808
Agricultural and agricultural real estate	544,109	535,926	—	526,894	9,032
Residential real estate	611,025	597,534	—	596,458	1,076
Consumer	456,970	455,559	—	454,932	627
Total Loans, net	7,789,201	7,722,323	—	7,697,443	24,880
Cash surrender value on life insurance	170,421	170,421	—	170,421	—
Derivative financial instruments(1)	14,413	14,413	—	14,413	—
Interest rate lock commitments	1,072	1,072	—	—	1,072
Forward commitments	2	2	—	2	—
Financial liabilities:
Deposits
Demand deposits	3,426,758	3,426,758	—	3,426,758	—
Savings deposits	5,533,503	5,533,503	—	5,533,503	—
Time deposits	1,148,296	1,148,296	—	1,148,296	—
Deposits held for sale	—	—	—	—	—
Short term borrowings	107,260	107,260	—	107,260	—
Other borrowings	282,863	283,695	—	283,695	—
Derivative financial instruments(2)	19,383	19,383	—	19,383	—
Forward commitments	430	430	—	430	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

			Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$273,630	$273,630	$273,630	$—	$—
Time deposits in other financial institutions	4,672	4,672	4,672	—	—
Securities:
Carried at fair value	2,450,709	2,450,709	25,414	2,425,295	—
Held to maturity	236,283	245,341	—	245,341	—
Other investments	28,396	28,396	—	28,396	—
Loans held for sale	119,801	119,801	—	52,577	67,224
Loans, net:
Commercial	1,994,785	1,955,607	—	1,942,675	12,932
Commercial real estate	3,684,213	3,667,138	—	3,666,733	405
Agricultural and agricultural real estate	561,265	553,112	—	542,042	11,070
Residential real estate	670,473	654,596	—	654,118	478
Consumer	434,998	432,016	—	431,392	624
Total Loans, net	7,345,734	7,262,469	—	7,236,960	25,509
Cash surrender value on life insurance	162,892	162,892	—	162,892	—
Derivative financial instruments(1)	6,539	6,539	—	6,539	—
Interest rate lock commitments	725	725	—	—	725
Financial liabilities:
Deposits
Demand deposits	3,264,737	3,264,737	—	3,264,737	—
Savings deposits	5,107,962	5,107,962	—	5,107,962	—
Time deposits	1,023,730	1,023,730	—	1,023,730	—
Deposits held for sale	106,409	100,241	—	—	100,241
Short term borrowings	227,010	227,010	—	227,010	—
Other borrowings	274,905	276,966	—	276,966	—
Derivative financial instruments(2)	6,044	6,044	—	6,044	—
Forward commitments	399	399	—	399	—

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

Deposits Held for Sale — As of June 30, 2019, Heartland had $0 of deposits held for sale. Prior to December 31, 2018, Heartland entered into agreements with third parties to sell the deposits of five branch locations, which totaled $106.4 million as of December 31, 2018. The estimated fair value in the table above was based on the carrying value of the deposits less the premium Heartland expected to receive in accordance with the sales contract when the transactions were completed in the first six months of 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and six-months ended June 30, 2019, and 2018, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,186	$2,794	$6,163	$5,412
Overdraft fees	2,876	2,518	5,619	4,726
Customer service and other service fees	84	88	166	166
Credit card fee income	4,270	3,114	7,619	5,381
Debit card income	4,213	3,558	7,856	6,466
Total service charges and fees	$14,629	$12,072	$27,423	$22,151
Trust fees	4,825	4,615	9,299	9,295
Brokerage and insurance commissions	1,028	877	1,762	1,784
Total noninterest income in-scope of Topic 606	$20,482	$17,564	$38,484	$33,230

Out-of-scope of Topic 606
Loan servicing income	$1,338	$1,807	$3,067	$3,561
Securities gains/(losses), net	3,580	(259)	5,155	1,182
Unrealized gain on equity securities, net	112	71	370	43
Net gains on sale of loans held for sale	4,343	6,800	7,519	10,851
Valuation adjustment on servicing rights	(364)	(216)	(953)	(218)
Income on bank owned life insurance	888	700	1,787	1,314
Other noninterest income	1,682	1,167	3,349	2,387
Total noninterest income out-of-scope of Topic 606	11,579	10,070	20,294	19,120
Total noninterest income	$32,061	$27,634	$58,778	$52,350

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019, and December 31, 2018, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of June 30, 2019, 341,552 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $272,000 and $660,000 during the six months ended June 30, 2019 and 2018, respectively.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2019, and June 30, 2018, 32,662 and 26,489 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2019, and 2018, and changes during the six months ended June 30, 2019 and 2018, follows:

	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	266,995	$43.89	301,578	$34.74
Granted	157,583	45.00	113,738	55.16
Vested	(139,623)	38.82	(124,764)	32.64
Forfeited	(18,015)	49.31	(25,011)	45.50
Outstanding at June 30,	266,940	$46.97	265,541	$43.49

Total compensation costs recorded for RSUs were $3.6 million and $2.8 million for the six-month periods ended June 30, 2019 and 2018. As of June 30, 2019, there were $7.4 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

NOTE 11: LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, Heartland adopted ASU 2016-02 "Leases" (Topic 842) and all subsequent ASUs that modified Topic 842. For Heartland, Topic 842 primarily affected the accounting treatment for operating lease agreements in which Heartland is the lessee.

Lessee Accounting
Substantially all of the leases in which Heartland is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2031. All of Heartland's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use ("ROU") asset and a corresponding lease liability.

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of June 30, 2019, (in thousands):

Assets	Classification	June 30, 2019
Operating lease assets	Other assets	$21,076
Total lease right-of-use assets		$21,076

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$22,673
Total lease liabilities		$22,673

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of June 30, 2019, in thousands:

	Income Statement Category	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	Occupancy expense	$1,462	$2,867
Variable lease cost	Occupancy expense	32	67
Total lease cost		$1,494	$2,934
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications	Occupancy expense	$2,464	$2,464
Noncash reduction lease liabilities arising from lease modifications	Occupancy expense	2,487	2,487

Supplemental balance sheet information		As of June 30, 2019
Weighted-average remaining operating lease term (in years)		5.92

Weighted-average discount rate for operating leases		3.00%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of June 30, 2019 is as follows:

Six months ending December 31, 2019	$2,976
Year ending December 31,
2020	5,793
2021	5,312
2022	3,343
2023	1,883
Thereafter	5,502
Total lease payments	$24,809
Less interest	(2,136)
Present value of lease liabilities	$22,673

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

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to individuals and businesses. As of the date of this Quarterly Report on Form 10-Q, Heartland has eleven banking subsidiaries with 116 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Heartland's primary objectives are to increase profitability and diversify its market area and asset base by expanding through acquisitions and to grow organically by increasing its customer base in the markets it serves.

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

Net income available to common stockholders for the quarter ended June 30, 2019, was $45.2 million, or $1.26 per diluted common share, compared to $27.9 million, or $0.85 per diluted common share, for the quarter ended June 30, 2018. Return on average common equity was 12.56% and return on average assets was 1.55% for the second quarter of 2019, compared to 9.81% and 1.05%, respectively, for the same quarter in 2018.

Net income available to common stockholders for the six months ended June 30, 2019, was $76.7 million or $2.17 per diluted common share, compared to $51.1 million or $1.61 per diluted common share for the six months ended June 30, 2018. Return on average common equity was 11.13% and return on average assets was 1.35% for the first six months of 2019, compared to 9.58% and 1.01% for the same period in 2018.

For the second quarter of 2019, Heartland's net interest margin was 4.06% (4.10% on a fully tax-equivalent basis) compared to 4.23% (4.30% on a fully tax-equivalent basis) for the same quarter in 2018, and the efficiency ratio was 64.81% and 64.94% for the second quarter of 2019 and 2018, respectively. For the six-month period ended June 30, 2019, Heartland's net interest margin was 4.09% (4.14% on a fully tax-equivalent basis) compared to 4.21% (4.28% on a fully tax-equivalent basis) for the same period in 2018. The efficiency ratio for the first six months of 2019 was 65.01% compared to 66.48% for the same period in 2018.

Total assets of Heartland were $12.16 billion at June 30, 2019, an increase of $752.3 million or 7% since year-end 2018. Securities represented 22% of total assets at June 30, 2019, and 24% of total assets at December 31, 2018.

Total loans held to maturity were $7.85 billion at June 30, 2019, compared to $7.41 billion at year-end 2018, an increase of $445.4 million or 6%. This change includes $542.0 million of total loans held to maturity acquired at fair value in the Blue Valley Ban Corp. ("BVBC") transaction. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with the branch sales described below in "Recent Developments". Excluding the reclassification of loans to held for sale and the BVBC transaction, total loans held to maturity decreased $64.6 million or 1% since December 31, 2018.

Total deposits were $10.11 billion as of June 30, 2019, compared to $9.40 billion at year-end 2018, an increase of $712.1 million or 8%. This increase includes $617.1 million of deposits acquired at fair value in the BVBC transaction. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with the branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the BVBC transaction, total deposits increased $172.0 million or 2% since December 31, 2018.

Total equity was $1.52 billion at June 30, 2019, compared to $1.33 billion at year-end 2018. Book value per common share was $41.48 at June 30, 2019, compared to $38.44 at year-end 2018. Heartland's unrealized gain on securities available for sale, net of applicable taxes, was $7.1 million at June 30, 2019, compared to an unrealized loss of $32.5 million, net of applicable taxes, at December 31, 2018.

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

Other provisions of the Dodd-Frank Act, such as the Durbin Amendment, which restricts interchange fees, remain in place. The Durbin Amendment, which was effective for Heartland on July 1, 2019, restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Based on calculations using 2018 debit card volume, the negative impact of the Durbin Amendment will be approximately $6.0 million annually to Heartland's noninterest income.

In keeping with its focus on core businesses and execution of strategic priorities, Heartland has completed the following transactions since January 1, 2019:

Blue Valley Ban Corp. Acquisition

On May 10, 2019, Heartland completed the acquisition of BVBC and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. Based on Heartland's closing common stock price of $44.78 per share on May 10, 2019, the aggregate consideration paid to BVBC common shareholders was $92.3 million, which was paid by delivery of 2,060,258 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided BVBC the funds necessary to repay outstanding debt of $6.9 million, and Heartland assumed $16.1 million of trust preferred securities at fair value. Immediately following the closing of the transaction, Bank of Blue Valley was merged with and into Heartland's wholly-owned Kansas subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity operates under the Bank of Blue Valley brand. As of the closing date, BVBC had, at fair value, total assets of $766.2 million, total loans held to maturity of $542.0 million, and total deposits of $617.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of BVBC.

The financial impact of the BVBC acquisition is included in the results of operations for the period ended June 30, 2019, but not in the results of operations for the same period ended June 30, 2018.

Branch Sales and Other Divestitures

•
On January 11, 2019, Heartland completed the sale of the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. (collectively, "Citizens"). The loan portfolios had a fair value of $67.2 million.

•
On February 22, 2019, Heartland completed the sale of two branch locations of Wisconsin Bank & Trust. The sale included loans of $11.7 million and deposits of $48.6 million. Heartland recorded a net gain of $3.2 million in the first quarter of 2019, which consisted of a gain of $3.5 million and write-off $329,000 of core deposit intangibles.

•
On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of approximately $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of approximately $34.8 million was received during the second quarter, and Heartland recorded an estimated gain on the sale of this portfolio of approximately $13.3 million. A payable of approximately $334,000 was recorded as of June 30, 2019, due to the timing of the servicing transfer per the terms of the sale agreement. In the agreement, which includes customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.

•
On May 3, 2019, Heartland completed the sale of two branches of Illinois Bank & Trust. The sale included loans of $1.2 million and deposits of $11.4 million. Heartland recorded a net gain of $340,000 in the second quarter of 2019, which consisted of a gain of $519,000 and write-off of $179,000 of core deposit intangibles.

•
On May 17, 2019, Heartland completed the sale of one branch of Citywide Banks. The sale included loans of $8.4 million and deposits of $24.4 million. Heartland recorded a net gain of $1.6 million in the second quarter of 2019, which consisted of a gain of $1.8 million and write-off of $174,000 of core deposit intangibles.

•
On May 31, 2019, Heartland completed the sale of two branch locations of Dubuque Bank and Trust Company, which operated as First Community Bank, in Keokuk, Iowa. The sale included loans of $17.5 million and deposits of $72.0 million. Heartland recorded a gain of $4.2 million in the second quarter of 2019.

Heartland has been working on company-wide strategic initiatives since the end of 2018. Management expects approximately $8 million to $10 million of the net gains on the sale of the branches and mortgage servicing rights previously discussed will be invested in talent, process improvement, and technology upgrades that management believes are necessary to support future organic and acquired growth, improve efficiency and ultimately provide a superior customer experience and enhance profitability.

Three of the most significant investments in technology and process improvement are:

•
a project called Operation Customer Compass, which is focused on streamlining and automating processes. This project is intended to create back-office capacity for growth and enhance the customer experience. Expense reductions of over $10 million annually are expected to be realized once the project is completed, which is anticipated to be the end of 2019;

•	an upgrade to the existing customer relationship management system to the Salesforce Platform, which is an industry leader for relationship management, and,

•	the implementation of nCino, a premiere commercial loan origination system.

The upgrade to Salesforce and the implementation of nCino is expected to significantly improve the sales management process and improve the effectiveness of the commercial sales teams. The integration between nCino and Salesforce is expected to improve back office efficiencies and shorten the sales cycle. These two projects are currently underway and will be ongoing into mid-2020.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
STATEMENT OF INCOME DATA
Interest income	$127,003	$113,409	$247,724	$214,623
Interest expense	20,295	12,000	38,061	21,630
Net interest income	106,708	101,409	209,663	192,993
Provision for loan losses	4,918	4,831	6,553	9,094
Net interest income after provision for loan losses	101,790	96,578	203,110	183,899

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Noninterest income	32,061	27,634	58,778	52,350
Noninterest expenses	75,098	88,882	163,328	172,528
Income taxes	13,584	7,451	21,894	12,574
Net income	45,169	27,879	76,666	51,147
Preferred dividends	—	(13)	—	(26)
Net income available to common stockholders	$45,169	$27,866	$76,666	$51,121

Key Performance Ratios
Annualized return on average assets	1.55%	1.05%	1.35%	1.01%
Annualized return on average common equity (GAAP)	12.56%	9.81%	11.13%	9.58%
Annualized return on average tangible common equity (non-GAAP)(1)	19.52%	15.50%	17.49%	14.70%
Annualized ratio of net charge-offs to average loans	0.19%	0.12%	0.12%	0.10%
Annualized net interest margin (GAAP)	4.06%	4.23%	4.09%	4.21%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	4.10%	4.30%	4.14%	4.28%
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	64.81%	64.94%	65.01%	66.48%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common shareholders (GAAP)	$45,169	$27,866	$76,666	$51,121
Plus core deposit and customer relationship intangibles amortization, net of tax(2)	2,617	1,796	4,862	3,268
Adjusted net income available to common shareholders (non-GAAP)	$47,786	$29,662	$81,528	$54,389

Average common stockholders' equity (GAAP)	$1,442,388	$1,139,876	$1,389,612	$1,076,083
Less average goodwill	410,642	325,781	401,207	288,185
Less average other intangibles, net	49,868	46,363	48,188	41,961
Average tangible common equity (non-GAAP)	$981,878	$767,732	$940,217	$745,937
Annualized return on average common equity (GAAP)	12.56%	9.81%	11.13%	9.58%
Annualized return on average tangible common equity (non-GAAP)	19.52%	15.50%	17.49%	14.70%
Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$106,708	$101,409	$209,663	$192,993
Plus tax-equivalent adjustment(2)	1,268	1,575	2,680	3,119
Net interest income - tax-equivalent (non-GAAP)	$107,976	$102,984	$212,343	$196,112

Average earning assets	$10,552,166	$9,614,800	$10,342,229	$9,238,391
Net interest margin (GAAP)	4.06%	4.23%	4.09%	4.21%
Net interest margin, fully tax-equivalent (non-GAAP)	4.10%	4.30%	4.14%	4.28%

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$106,708	$101,409	$209,663	$192,993
Plus tax-equivalent adjustment(2)	1,268	1,575	2,680	3,119
Fully tax-equivalent net interest income	107,976	102,984	212,343	196,112
Noninterest income	32,061	27,634	58,778	52,350
Securities (gains)/losses, net	(3,580)	259	(5,155)	(1,182)
Unrealized gain on equity securities, net	(112)	(71)	(370)	(43)
Valuation adjustment on servicing rights	364	216	953	218
Adjusted income (non-GAAP)	$136,709	$131,022	$266,549	$247,455

Total noninterest expenses (GAAP)	$75,098	$88,882	$163,328	$172,528
Less:
Core deposit and customer relationship intangibles amortization	3,313	2,274	6,155	4,137
Partnership investment in tax credit projects	1,465	—	1,940	—
(Gain)/loss on sales/valuations of assets, net	(18,286)	1,528	(21,290)	1,331
Restructuring expenses	—	—	3,227	2,564
Adjusted noninterest expenses (non-GAAP)	$88,606	$85,080	$173,296	$164,496

Efficiency ratio, fully tax-equivalent (non-GAAP)	64.81%	64.94%	65.01%	66.48%

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

(2) Computed on a tax-equivalent basis using an effective tax rate of 21%.

FINANCIAL HIGHLIGHTS, continued

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
BALANCE SHEET DATA
Investments	$2,681,419	$2,516,055	$2,715,388	$2,540,779	$2,468,113
Loans held for sale	34,575	69,716	119,801	77,727	55,684
Total loans receivable(1)	7,853,051	7,331,544	7,407,697	7,365,493	7,477,697
Allowance for loan losses	63,850	62,639	61,963	61,221	61,324
Total assets	12,160,290	11,312,495	11,408,006	11,335,132	11,301,920
Total deposits(2)	10,108,557	9,352,942	9,396,429	9,512,163	9,489,144
Long-term obligations	282,863	268,312	274,905	277,563	258,708
Preferred equity	—	—	—	—	938
Common stockholders’ equity	1,521,787	1,372,102	1,325,175	1,280,393	1,254,809

Common Share Data
Book value per common share (GAAP)	$41.48	$39.65	$38.44	$37.14	$36.44
Tangible book value per common share (non-GAAP)(3)	$28.40	$27.04	$25.70	$24.33	$23.53
Common shares outstanding, net of treasury stock	36,690,061	34,603,611	34,477,499	34,473,029	34,438,445
Tangible common equity ratio (non-GAAP)(3)	8.92%	8.60%	8.08%	7.70%	7.46%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,521,787	$1,372,102	$1,325,175	$1,280,393	$1,254,809
Less goodwill	427,097	391,668	391,668	391,668	391,668
Less core deposit and customer relationship intangibles, net	52,718	44,637	47,479	50,071	52,698
Tangible common stockholders' equity (non-GAAP)	$1,041,972	$935,797	$886,028	$838,654	$810,443

Common shares outstanding, net of treasury stock	36,690,061	34,603,611	34,477,499	34,473,029	34,438,445
Common stockholders' equity (book value) per share (GAAP)	$41.48	$39.65	$38.44	$37.14	$36.44
Tangible book value per common share (non-GAAP)	$28.40	$27.04	$25.70	$24.33	$23.53

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$1,041,972	$935,797	$886,028	$838,654	$810,443

Total assets (GAAP)	$12,160,290	$11,312,495	$11,408,006	$11,335,132	$11,301,920
Less goodwill	427,097	391,668	391,668	391,668	391,668
Less core deposit and customer relationship intangibles, net	52,718	44,637	47,479	50,071	52,698
Total tangible assets (non-GAAP)	$11,680,475	$10,876,190	$10,968,859	$10,893,393	$10,857,554
Tangible common equity ratio (non-GAAP)	8.92%	8.60%	8.08%	7.70%	7.46%

(1) Excludes loans held for sale.
(2) Excludes deposits held for sale.
(3) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

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

The non-GAAP measures presented in this Quarterly Report on Form 10-Q, management's reason for including each measure and the method of calculating each measure are presented below:

•
Annualized return on average tangible common equity is net income available to common stockholders plus core deposit and customer relationship intangibles amortization, net of tax, divided by average common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate financial condition and capital strength.

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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Heartland's success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix for the quarters ended June 30, 2019 and 2018 and the six-month periods ended June 30, 2019 and 2018. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. Growth in interest income on a tax-equivalent basis was primarily due to recent increases in market interest rates and the increase in average earning assets primarily from recent acquisitions. Increases in total interest expense were primarily due to recent increases in market interest rates and deposit growth from recent acquisitions. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP. Refer to the financial highlights above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

For the Quarters ended June 30, 2019 and 2018
Net interest margin, expressed as a percentage of average earning assets, was 4.06% (4.10% on a fully tax-equivalent basis) during the second quarter of 2019, compared to 4.23% (4.30% on a fully tax-equivalent basis) during the second quarter of 2018. For the second quarter of 2019, Heartland's net interest margin included 18 basis points of purchase accounting discount amortization compared to 17 basis points in the same quarter of 2018.

Total interest income for the second quarter of 2019 was $127.0 million, an increase of $13.6 million or 12%, compared to $113.4 million recorded in the second quarter of 2018. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.3 million for the second quarter of 2019 and $1.6 million for the second quarter of 2018. With these adjustments, total interest income on a tax-equivalent basis was $128.3 million for the second quarter of 2019, an increase of $13.3 million or 12%, compared to $115.0 million for the second quarter of 2018.

Average earning assets increased $937.4 million or 10% to $10.55 billion from $9.61 billion the second quarter of 2018. The average interest rate on earning assets increased 8 basis points to 4.88% for the second quarter of 2019 compared to 4.80% for the same quarter in 2018.

Total interest expense for the second quarter of 2019 was $20.3 million, an increase of $8.3 million or 69% from $12.0 million in the second quarter of 2018. The average interest rate paid on savings deposits was 0.89% during the second quarter of 2019 compared to 0.47% for the second quarter of 2018, and the average interest rate paid on time deposits was 1.49% for the second quarter of 2019 compared to 0.94% for the second quarter of 2018. The average interest rate paid on Heartland's borrowings was 4.52% for the second quarter of 2019 compared to 3.88% in the second quarter of 2018.

For the quarter ended June 30, 2019, average interest bearing liabilities were $6.87 billion, an increase of $667.3 million or 11%, from $6.21 billion for the quarter ended June 30, 2018. Average interest bearing deposits increased $713.3 million or 12% to $6.50 billion for the quarter ended June 30, 2019, from $5.79 billion in the same quarter in 2018. Average borrowings decreased $46.0 million or 11% to $369.3 million during the second quarter of 2019 from $415.3 million during the same quarter in 2018. The increase in Heartland's average interest bearing liabilities is primarily attributable to recent acquisitions.

Net interest income increased $5.3 million or 5% to $106.7 million in the second quarter of 2019 from $101.4 million in the second quarter of 2018. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $108.0 million during the second quarter of 2019, an increase of $5.0 million or 5% from $103.0 million during the second quarter of 2018.

For the Six Months Ended June 30, 2019 and 2018
Net interest margin, expressed as a percentage of average earning assets, was 4.09% (4.14% on a fully tax-equivalent basis) during the six-month period ended June 30, 2019, compared to 4.21% (4.28% on a fully tax-equivalent basis) during the same period of 2018. For the six months ended June 30, 2019, Heartland's net interest margin included 17 basis points of purchase accounting discount amortization compared to 19 basis points for the same period of 2018.

Total interest income for the first six months of 2019 was $247.7 million, an increase of $33.1 million or 15%, compared to $214.6 million recorded in the first six months of 2018. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $2.7 million for the first six months of 2019 and $3.1 million for the same period of 2018. With these adjustments, total interest income on a tax-equivalent basis was $250.4 million for the first six months of 2019, an increase of $32.7 million or 15%, compared to $217.7 million for the first six months of 2018.

Average earning assets increased $1.10 billion or 12% to $10.34 billion for the first six months of 2019 from $9.24 billion for the first six months of 2018. The average interest rate on earning assets increased 13 basis points to 4.88% for the first six months quarter 2019 compared to 4.75% for the same period in 2018.

Total interest expense for the six-month period ended June 30, 2019 was $38.1 million, an increase of $16.4 million or 76% from $21.6 million in the six-month period ended June 30, 2018. The average interest rate paid on savings deposits was 0.85%, and the average interest rate paid on time deposits was 1.37% during the first six months of 2019 compared to 0.41% and 0.91%, respectively, for the first six months of 2018. The average interest rate paid on Heartland's borrowings for the six months ended June 30, 2019 and 2018, was 4.21% and 3.77%, respectively.

For the first six months of 2019, average interest bearing liabilities were $6.75 billion, an increase of $796.8 million or 13%, from $5.95 billion for the same period of 2018. Average interest bearing deposits increased $800.9 million or 14% to $6.33 billion for the six months ended June 30, 2019, from $5.53 billion in the first six months of 2018. Average borrowings decreased $4.1 million or 1% to $417.5 million during the first six months of 2019 from $421.6 million during the same period in 2018.

Net interest income increased $16.7 million or 9% to $209.7 million in the first six months of 2019 from $193.0 million recorded in the first six months of 2018. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $212.3 million during the first six months of 2019, an increase of $16.2 million or 8% from $196.1 million during the same period of 2018.

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

The following tables set forth certain information relating to Heartland's average consolidated balance sheets and reflect the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)

	For the Quarter Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,217,863	$16,123	2.92%	$2,169,016	$15,876	2.97%	$1,890,468	$12,270	2.60%
Nontaxable(1)	324,164	3,233	4.00	391,724	3,915	4.05	448,844	4,537	4.05
Total securities	2,542,027	19,356	3.05	2,560,740	19,791	3.13	2,339,312	16,807	2.88
Interest on deposits with other banks and other short-term investments	424,262	2,299	2.17	218,445	1,292	2.40	211,414	768	1.46
Federal funds sold	—	—	—	560	4	2.90	—	—	—
Loans:(2)
Commercial and commercial real estate(1)	5,968,424	82,328	5.53	5,745,180	78,083	5.51	5,403,447	71,301	5.29
Residential mortgage	676,465	8,238	4.88	673,682	7,179	4.32	685,005	7,562	4.43
Agricultural and agricultural real estate(1)	558,128	7,581	5.45	554,506	7,301	5.34	542,249	6,850	5.07
Consumer	445,545	6,517	5.87	439,487	6,479	5.98	492,481	9,192	7.49
Fees on loans		1,952	—		2,004	—		2,504	—
Less: allowance for loan losses	(62,685)	—	—	(62,643)	—	—	(59,108)	—	—
Net loans	7,585,877	106,616	5.64	7,350,212	101,046	5.58	7,064,074	97,409	5.53
Total earning assets	10,552,166	128,271	4.88%	10,129,957	122,133	4.89%	9,614,800	114,984	4.80%
Nonearning Assets	1,156,372			1,137,257			1,028,506
Total Assets	$11,708,538			$11,267,214			$10,643,306
Interest Bearing Liabilities(3)
Savings	$5,360,355	$11,895	0.89%	$5,121,179	$10,083	0.80%	$4,748,306	$5,535	0.47%
Time deposits	1,142,842	4,243	1.49	1,034,744	3,130	1.23	1,041,590	2,448	0.94
Short-term borrowings	92,977	338	1.46	195,390	889	1.85	152,576	547	1.44
Other borrowings	276,275	3,819	5.54	270,836	3,664	5.49	262,715	3,470	5.30
Total interest bearing liabilities	6,872,449	20,295	1.18%	6,622,149	17,766	1.09%	6,205,187	12,000	0.78%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,287,559			3,200,281			3,229,049
Accrued interest and other liabilities	106,142			108,534			68,256
Total noninterest bearing liabilities	3,393,701			3,308,815			3,297,305
Stockholders' Equity	1,442,388			1,336,250			1,140,814
Total Liabilities and Stockholders' Equity	$11,708,538			$11,267,214			$10,643,306
Net interest income, fully tax-equivalent (non-GAAP)(1)		$107,976			$104,367			$102,984
Net interest spread(1)			3.70%			3.80%			4.02%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.10%			4.18%			4.30%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
DOLLARS IN THOUSANDS

	For the Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,193,576	$31,999	2.94%	$1,847,858	$23,847	2.60%
Nontaxable(1)	357,757	7,148	4.03	448,743	9,067	4.07
Total securities	2,551,333	39,147	3.09	2,296,601	32,914	2.89
Interest bearing deposits with other banks and other short-term investments	321,922	3,591	2.25	173,349	1,175	1.37
Federal funds sold	278	4	2.90	—	—	—
Loans:(2)
Commercial and commercial real estate(1)	5,857,419	160,411	5.52	5,158,483	134,114	5.24
Residential mortgage	675,081	15,417	4.61	663,711	14,413	4.38
Agricultural and agricultural real estate(1)	556,327	14,882	5.39	528,093	12,854	4.91
Consumer	442,533	12,996	5.92	475,731	17,852	7.57
Fees on loans		3,956	—		4,420	—
Less: allowance for loan losses	(62,664)	—	—	(57,577)	—	—
Net loans	7,468,696	207,662	5.61	6,768,441	183,653	5.47
Total earning assets	10,342,229	250,404	4.88%	9,238,391	217,742	4.75%
Nonearning Assets	1,146,866			965,670
Total Assets	$11,489,095			$10,204,061
Interest Bearing Liabilities(3)
Savings	$5,241,428	$21,978	0.85%	$4,554,484	$9,326	0.41%
Time deposits	1,089,091	7,373	1.37	975,129	4,423	0.91
Short-term borrowings	143,901	1,227	1.72	150,171	815	1.09
Other borrowings	273,570	7,483	5.52	271,391	7,066	5.25
Total interest bearing liabilities	6,747,990	38,061	1.14%	5,951,175	21,630	0.73%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,244,161			3,107,552
Accrued interest and other liabilities	107,332			68,313
Total noninterest bearing liabilities	3,351,493			3,175,865
Stockholders' Equity	1,389,612			1,077,021
Total Liabilities and Stockholders' Equity	$11,489,095			$10,204,061
Net interest income, fully tax-equivalent (non-GAAP)(1)		$212,343			$196,112
Net interest spread(1)			3.74%			4.02%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.14%			4.28%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses increased $87,000 to $4.9 million for the second quarter of 2019 compared to $4.8 million for the second quarter of 2018. For the six months ended June 30, 2019, provision expense totaled $6.6 million compared to $9.1 million for the same period of 2018.

The impact of the Citizen's Finance loan portfolios resulted in net recoveries of $535,000 in the second quarter of 2019 and $628,000 of net recoveries for the first six months of 2019, compared to net charge-offs of $769,000 in the second quarter of 2018 and $1.5 million for the first six months of 2018. As a result of the sale of the Citizen's Finance loan portfolios, Heartland recorded negative provision expense of $535,000 and $628,000 for the second quarter of 2019 and first six months of 2019, respectively, Provision expense related to the Citizen's Finance loan portfolios of $738,000 and $1.5 million, respectively, was recorded for the same periods of 2018. This was a change to provision expense of $1.3 million and $2.2 million for the three- and six-months ended June 30, 2019, respectively, for the Citizen's Finance loan portfolios.

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

Heartland believes the allowance for loan losses as of June 30, 2019, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and six-month periods ended June 30, 2019, and 2018, in thousands:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Service charges and fees	$14,629	$12,072	$2,557	21%
Loan servicing income	1,338	1,807	(469)	(26)
Trust fees	4,825	4,615	210	5
Brokerage and insurance commissions	1,028	877	151	17
Securities gains/(losses), net	3,580	(259)	3,839	1,482
Unrealized gain on equity securities, net	112	71	41	58
Net gains on sale of loans held for sale	4,343	6,800	(2,457)	(36)
Valuation adjustment on servicing rights	(364)	(216)	(148)	69
Income on bank owned life insurance	888	700	188	27
Other noninterest income	1,682	1,167	515	44
Total noninterest income	$32,061	$27,634	$4,427	16%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Service charges and fees	$27,423	$22,151	$5,272	24%
Loan servicing income	3,067	3,561	(494)	(14)
Trust fees	9,299	9,295	4	—
Brokerage and insurance commissions	1,762	1,784	(22)	(1)
Securities gains, net	5,155	1,182	3,973	336
Unrealized gain on equity securities, net	370	43	327	760
Net gains on sale of loans held for sale	7,519	10,851	(3,332)	(31)
Valuation adjustment on servicing rights	(953)	(218)	(735)	(337)
Income on bank owned life insurance	1,787	1,314	473	36
Other noninterest income	3,349	2,387	962	40
Total noninterest income	$58,778	$52,350	$6,428	12%

Total noninterest income totaled $32.1 million during the second quarter of 2019 compared to $27.6 million during the second quarter of 2018, an increase of $4.4 million or 16%. For the six months ended June 30, 2019, total noninterest income totaled $58.8 million compared to $52.4 million for the first six months of 2018, which was an increase of $6.4 million or 12%. These increases reflected higher service charges and fees, net securities gains and other noninterest income, which were partially offset by decreased net gains on sale of loans held for sale and an increased valuation adjustment on servicing rights.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and six-month periods ended June 30, 2019, and 2018, in thousands:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Service charges and fees on deposit accounts	$3,186	$2,794	$392	14%
Overdraft fees	2,876	2,518	358	14
Customer service and other service fees	84	88	(4)	(5)
Credit card fee income	4,270	3,114	1,156	37
Debit card income	4,213	3,558	655	18
Total service charges and fees	$14,629	$12,072	$2,557	21%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Service charges and fees on deposit accounts	$6,163	$5,412	$751	14%
Overdraft fees	5,619	4,726	893	19
Customer service and other service fees	166	166	—	—
Credit card fee income	7,619	5,381	2,238	42
Debit card income	7,856	6,466	1,390	21
Total service charges and fees	$27,423	$22,151	$5,272	24%

Total service charges and fees increased $2.6 million or 21% to $14.6 million during the second quarter of 2019 compared to $12.1 million during the second quarter of 2018. Total service charges and fees increased $5.3 million or 24% to $27.4 million during the first six months of 2019 compared to $22.2 million for the same period of 2018. Service charges and fees on deposit accounts increased $392,000 or 14% to $3.2 million for the second quarter of 2019 compared to $2.8 million for the second quarter of 2018. For the first six months of 2019, service charges and fees on deposit accounts totaled $6.2 million compared to $5.4 million for the first six months of 2018, which was an increase of $751,000 or 14%. Overdraft fees increased $358,000 or 14% to $2.9 million for the second quarter of 2019 compared to $2.5 million for the second quarter of 2018, and overdraft fees increased $893,000 or 19% during the first six months of 2019 to $5.6 million compared to $4.7 million for the first six months of 2018. These increases were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2018 and the first half of 2019.

Fees associated with credit card services were $4.3 million during the second quarter of 2019 compared to $3.1 million during the second quarter of 2018, an increase of $1.2 million or 37%. For the six months ended June 30, 2019, credit card fee income totaled $7.6 million, which was an increase of $2.2 million or 42% from $5.4 million recorded in the same period of 2018. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Debit card income increased $655,000 or 18% to $4.2 million for the second quarter of 2019 compared to $3.6 million for the second quarter of 2018. For the six months ended June 30, 2019, debit card income increased $1.4 million or 21% to $7.9 million from $6.5 million for the six months ended June 30, 2018. These increases are primarily attributable to a larger demand deposit customer base, a portion of which is attributable to recent acquisitions. Based on estimated calculations using 2018 debit card income, Heartland estimates the impact of the Durbin Amendment, which Heartland was subject to effective July 1, 2019, will reduce debit card income by approximately $6.0 million on an annualized basis.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and six-month periods ended June 30, 2019, and 2018, in thousands:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Commercial and agricultural loan servicing fees(1)	$735	$924	$(189)	(20)%
Residential mortgage servicing fees	1,355	2,390	(1,035)	(43)
Mortgage servicing rights amortization	(752)	(1,507)	755	50
Total loan servicing income	$1,338	$1,807	$(469)	(26)%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,496	$1,673	$(177)	(11)%
Residential mortgage servicing fees	3,965	4,640	(675)	(15)
Mortgage servicing rights amortization	(2,394)	(2,752)	358	13
Total loan servicing income	$3,067	$3,561	$(494)	(14)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $1.3 million during the second quarter of 2019 compared to $1.8 million during the second quarter of 2018, a decrease of $469,000 or 26%. For the six months ended June 30, 2019, loan servicing income totaled $3.1 million, which was a decrease of $494,000 or 14% from $3.6 million recorded in the same period of 2018. Due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, which occurred on April 30, 2019, net loan servicing income related to residential mortgage loans is expected to decrease by approximately $100,000 per quarter in future quarters. This transaction does not impact the residential mortgage servicing portfolio of Heartland's PrimeWest Mortgage Corporation subsidiary.

Securities Gains, Net
Securities gains, net, totaled $3.6 million for the second quarter of 2019 compared to net securities losses of $259,000 for the second quarter of 2018, which was an increase of $3.8 million. Securities gains, net, totaled $5.2 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively, which was an increase of $4.0 million. Heartland's net unrealized gain on securities available for sale totaled $9.7 million at June 30, 2019, compared to net unrealized losses of $60.9 million at June 30, 2018.

Net Gains on Sale of Loans Held for Sale
During the second quarter of 2019, net gains on sale of loans held for sale totaled $4.3 million compared to $6.8 million during the same period in 2018, a decrease of $2.5 million or 36%. For the six months ended June 30, 2019, net gains on sales of loans held for sale totaled $7.5 million compared to $10.9 million for the six months ended June 30, 2018, which was a decrease of $3.3 million or 31%. These decreases were primarily due to the outsourcing of Heartland's legacy residential mortgage lending operations in the fourth quarter of 2018.

Other Noninterest Income
Other noninterest income totaled $1.7 million and $1.2 million for the quarters ended June 30, 2019 and 2018, respectively. The increase of $515,000 or 44% was primarily attributable to a recovery of $266,000 on an acquired loan that was charged off prior to acquisition, reimbursement of $97,000 on loan collection expenses incurred in a prior period, and a write-up of $102,000 on a property transferred to other real estate at its appraised value. For the six months ended June 30, 2019, other noninterest income totaled $3.3 million compared to $2.4 million for the same period of 2018. This increase of $962,000 or 40% was primarily attributable to $368,000 from a death benefit on bank owned life insurance in the first quarter of 2019, as well as the items impacting the second quarter of 2019.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three- and six-month periods ended June 30, 2019, and 2018, in thousands:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Salaries and employee benefits	$49,995	$50,758	$(763)	(2)%
Occupancy	6,436	6,315	121	2
Furniture and equipment	3,220	3,184	36	1
Professional fees	14,968	10,632	4,336	41
Advertising	2,661	2,145	516	24
Core deposit and customer relationship intangibles amortization	3,313	2,274	1,039	46
Other real estate and loan collection expenses	162	948	(786)	(83)
(Gain)/loss on sales/valuations of assets, net	(18,286)	1,528	(19,814)	(1,297)
Restructuring expenses	—	—	—	—
Other noninterest expenses	12,629	11,098	1,531	14
Total noninterest expenses	$75,098	$88,882	$(13,784)	(16)%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Salaries and employee benefits	$100,280	$99,468	$812	1%
Occupancy	13,043	12,358	685	6
Furniture and equipment	5,912	5,933	(21)	—
Professional fees	26,347	20,080	6,267	31
Advertising	4,986	4,085	901	22
Core deposit and customer relationship intangibles amortization	6,155	4,137	2,018	49
Other real estate and loan collection expenses	863	1,680	(817)	(49)
Gain/(loss) on sales/valuations of assets, net	(21,290)	1,331	(22,621)	(1,700)
Restructuring expenses	3,227	2,564	663	26
Other noninterest expenses	23,805	20,892	2,913	14
Total noninterest expenses	$163,328	$172,528	$(9,200)	(5)%

For the second quarter of 2019, noninterest expenses totaled $75.1 million compared to $88.9 million during the second quarter of 2018, a decrease of $13.8 million or 16%. For the six months ended June 30, 2019, total noninterest expenses were $163.3 million compared to $172.5 million for the same period of 2018, which was a decrease of $9.2 million or 5%. The most significant increases were related to professional fees, core deposit and customer relationship intangibles amortization, which were offset by net gain on sales/valuations of assets. The increases in occupancy expense and advertising for the three- and six-month periods were primarily attributable to recent acquisitions.

Professional Fees
Professional fees for the second quarter of 2019 totaled $15.0 million compared to $10.6 million for the same quarter of 2018, which was an increase of $4.3 million or 41%. For the six months ended June 30, 2019, professional fees totaled $26.3 million compared to $20.1 million for the six months ended June 30, 2018, which was an increase of $6.3 million or 31%. The increase for the three- and six-month periods was primarily attributable to professional fees incurred with the strategic initiative projects previously discussed. Professional fees related to these projects totaled $2.9 million for the second quarter and $3.0 million for the six months ended June 30, 2019. The remainder of the increase for both the quarterly and year-to-date comparisons was primarily attributable to professional fees incurred at recently acquired entities, model validation expenses, and increased advisory services associated with the higher level of regulation resulting from Heartland having assets over $10 billion.

Core Deposit and Customer Relationship Intangibles Amortization
Core deposit and customer relationship intangibles amortization was $3.3 million for the second quarter of 2019 compared to $2.3 million for the same quarter of 2018, which was an increase of $1.0 million or 46%. For the six months ended June 30, 2019, core deposit and customer relationship intangibles amortization was $6.2 million compared to $4.1 million for the same period of 2018, which was an increase of $2.0 million or 49%. Included in the increase for the second quarter of 2019 were core deposit intangible write-offs totaling $353,000 related to the branch sales at Illinois Bank & Trust and Citywide Banks. For the first six months of 2019, in addition to the write-offs of core deposit intangibles in the second quarter, a write-off of $329,000 of core deposit intangibles was recorded related to the branch sales at Wisconsin Bank & Trust during the first quarter of 2019. The remainder of the increase was due to recent acquisitions.

Gain/Loss on Sales/Valuations of Assets, Net
Net gain on sales/valuations of assets totaled $18.3 million during the second quarter of 2019 compared to net losses on sales/valuations of assets of $1.5 million for the second quarter of 2018, which was change of $19.8 million. For the six months ended June 30, 2019, net gains on sales/valuations of assets totaled $21.3 million compared to net losses on sales/valuations of assets, net, of $1.3 million, which was a change of $22.6 million. In the second quarter of 2019, gains of $19.8 million were recorded in conjunction with the branch sales at Illinois Bank & Trust, Citywide Banks, and Dubuque Bank and Trust Company, and the sale of Dubuque Bank and Trust Company's mortgage servicing rights portfolio. Additionally, a gain of $3.5 million was recorded related to the sale of two branches at Wisconsin Bank & Trust in the first quarter of 2019.

Other noninterest expenses
Other noninterest expenses totaled $12.6 million for the second quarter of 2019 compared to $11.1 million for the second quarter of 2018, which was an increase of $1.5 million or 14%. For the six months ended June 30, 2019 and 2018, other noninterest expenses totaled $23.8 million and $20.9 million, respectively, which was an increase of $2.9 million or 14%. Write-downs on partnership investments which qualified for tax credits totaled $1.5 million and $1.9 million for the quarter and the six months ended June 30, 2019, respectively. There were no partnership investments in tax credit projects for the same periods of 2018.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to the 55-60% range over the next twelve to eighteen months. During the second quarter of 2019, Heartland's efficiency ratio on a fully tax-equivalent basis decreased by 13 basis points to 64.81% in comparison with 64.94% for the quarter ended June 30, 2018. For the six months ended June 30, 2019, Heartland's efficiency ratio was 65.01%, which was an improvement of 147 basis points from 66.48% for the same period of 2018.

Management has taken actions to improve its efficiency ratio, including restructuring its mortgage lending operations, optimizing bank branch locations, and strategic initiative projects. Operation Customer Compass is anticipated to be complete by the end of 2019, and this project is focused on streamlining and automating processes. Expense reductions of over $10 million annually are expected to be realized once the Operation Customer Compass project is completed. Other process improvement projects will continue into mid-2020. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction in order to optimize cost savings. Heartland's efficiency ratio will also vary from quarter to quarter as a result of merger and acquisition activities.

Income Taxes

Heartland's effective tax rate was 23.12% for the second quarter of 2019 compared to 21.09% for the second quarter of 2018. Included in Heartland's second quarter 2019 tax calculation were solar energy credits of $911,000. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $281,000 for the second quarter of 2019 compared to $307,000 for the second quarter of 2018. The tax-exempt interest income as a percentage of pre-tax income declined to 8.09% during the second quarter of 2019 from 16.77% during the second quarter of 2018.

Heartland's effective tax rate was 22.21% and 19.73% for the six months ended June 30, 2019 and 2018, respectively. Included in Heartland's tax calculation for the first six months of 2019 were solar energy credits of $1.2 million. Federal low-income housing tax credits include in the determination of Heartland's income taxes were $562,000 and $614,000 for the six months ended June 30, 2019 and 2018, respectively. The tax-exempt interest income as a percentage of pre-tax income declined to 10.23% during the first six months of 2019 from 18.41% during the first six months of 2018.

Heartland's income taxes included a tax benefit of $272,000 and $660,000 for the six-month periods ended June 30, 2019, and 2018, respectively, resulting from the vesting of outstanding restricted stock unit awards and options. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $12.16 billion at June 30, 2019, an increase of $752.3 million or 7% since December 31, 2018. Excluding $766.2 million of assets acquired at fair value in the BVBC transaction, total assets decreased $13.9 million or less than 1% since year-end 2018. Securities represented 22% and 24% of total assets at June 30, 2019, and December 31, 2018, respectively.

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

Total loans held to maturity were $7.85 billion at June 30, 2019, compared to $7.41 billion at December 31, 2018, an increase of $445.4 million or 6%. This change includes $542.0 million of total loans held to maturity acquired in the BVBC transaction. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with the branch sales. Excluding the reclassification of loans to held for sale and the BVBC transaction, total loans held to maturity decreased $64.6 million or 1% since December 31, 2018. Loan changes by category were:

•
Commercial and commercial real estate loans totaled $6.23 billion at June 30, 2019, compared to $5.73 billion at December 31, 2018, which was an increase of $498.7 million or 9%. Excluding $14.9 million of commercial and commercial real estate loans classified as held for sale during the first quarter and $480.1 million of loans acquired in the BVBC transaction, commercial and commercial real estate loans increased $33.4 million or 1% since year-end.

•
Agricultural and agricultural real estate loans totaled $549.4 million at June 30, 2019, compared to $565.4 million at December 31, 2018, which was a decrease of $16.0 million or 3%. Excluding $6.6 million of agricultural and agricultural real estate loans classified as held for sale during the first quarter of 2019 and $1.8 million of loans acquired in the BVBC transaction, agricultural and agricultural real estate loans decreased $11.2 million or 2% since December 31, 2018.

•
Residential mortgage loans decreased $59.9 million or 9% to $613.7 million at June 30, 2019, from $673.6 million at December 31, 2018. Excluding $2.0 million of residential mortgage loans classified as held for sale during the first quarter of 2019 and $17.2 million of loans acquired in the BVBC transaction, residential mortgage loans decreased $75.1 million or 11% since year-end.

•
Consumer loans increased $21.6 million or 5% to $461.8 million at June 30, 2019, compared to $440.2 million at December 31, 2018. Excluding $8.6 million of loans classified as held for sale during the first quarter of 2019 and $42.9 million of loans acquired in the BVBC transaction, consumer loans decreased $12.6 million or 3% since year-end.

The declines in the residential and consumer loan portfolios have primarily been the result of customers refinancing loans due to the recent decreases in mortgage interest rates.

The table below presents the composition of the loan portfolio as of June 30, 2019, and December 31, 2018, in thousands:

LOAN PORTFOLIO	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$2,238,453	28.50%	$2,020,231	27.26%
Commercial real estate	3,991,919	50.82	3,711,481	50.08
Agricultural and agricultural real estate	549,404	6.99	565,408	7.63
Residential mortgage	613,707	7.81	673,603	9.09
Consumer	461,802	5.88	440,158	5.94
Gross loans receivable held to maturity	7,855,285	100.00%	7,410,881	100.00%
Unearned discount	(942)		(1,624)
Deferred loan fees	(1,292)		(1,560)
Total net loans receivable held to maturity	7,853,051		7,407,697
Allowance for loan losses	(63,850)		(61,963)
Loans receivable, net	$7,789,201		$7,345,734

Loans secured by real estate, either fully or partially, totaled $5.05 billion or 64% of gross loans at June 30, 2019. Exclusive of purchase accounting valuations and the loans acquired in the second quarter of 2019, at June 30, 2019, approximately 51% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's loans secured by real estate at June 30, 2019, and December 31, 2018, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	June 30, 2019	December 31, 2018
Residential real estate, excluding residential construction and residential lot loans	$1,036,564	$1,119,942
Industrial, manufacturing, business and commercial	644,914	805,265
Agriculture	266,341	270,023
Retail	454,437	435,680
Office	485,121	485,262
Land development and lots	213,923	216,665
Hotel, resort and hospitality	293,626	233,735
Multi-family	332,148	311,319
Food and beverage	143,638	130,981
Warehousing	199,733	186,436
Health services	206,942	182,882
Residential construction	147,932	171,116
All other	273,710	255,145
Loans acquired in the quarter	355,305	—
Total loans secured by real estate	$5,054,334	$4,804,451

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

Nonperforming loans were $79.9 million or 1.02% of total loans at June 30, 2019, compared to $72.7 million or 0.98% of total loans at December 31, 2018. The increase was primarily related to two agribusiness relationships that were originated in Heartland's Midwestern markets and one commercial relationship that was originated in one of Heartland's Western markets. At June 30, 2019, approximately $46.9 million or 59% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to eighteen borrowers. At June 30, 2019, and December 31, 2018, Heartland had $7.2 million and $7.7 million, respectively, of nonperforming residential real estate loans that were repurchased under various Government National Mortgage Association ("GNMA") or other guaranteed loan programs. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $15.4 million at June 30, 2019, compared to $7.7 million at December 31, 2018.

The allowance for loan losses was 0.81% and 0.84% of loans at June 30, 2019 and December 31, 2018, respectively, and 79.91% and 85.27% of nonperforming loans at June 30, 2019, and December 31, 2018, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.00% and 1.03% at June 30, 2019, and December 31, 2018, respectively. At June 30, 2019, valuation reserves totaled $48.3 million and covered $1.84 billion of acquired loans. At December 31, 2018, valuation reserves totaled $40.9 million and covered $1.63 billion of acquired loans. Loans delinquent 30-89 days as a percent of total loans was 0.31% at June 30, 2019, in comparison with 0.21% at December 31, 2018. At June 30, Heartland had two commercial credits totaling $2.7 million from a recently acquired portfolio that were 30-59 days past due. Management believes the increase in delinquencies in the acquired portfolios is due to the implementation of Heartland's underwriting and closing processes at the new entities and is not indicative of the underlying credit quality.

The table below presents the changes in the allowance for loan losses during the three- and six-month periods ended June 30, 2019 and 2018, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended June 30,
	2019	2018
Balance at beginning of period	$62,639	$58,656
Provision for loan losses	4,918	4,831
Recoveries on loans previously charged off	(4,780)	(3,164)
Charge-offs on loans	1,073	1,001
Balance at end of period	$63,850	$61,324
Annualized ratio of net charge offs to average loans	0.19%	0.12%

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$61,963	$55,686
Provision for loan losses	6,553	9,094
Recoveries on loans previously charged off	2,064	1,932
Charge-offs on loans	(6,730)	(5,388)
Balance at end of period	$63,850	$61,324
Annualized ratio of net charge offs to average loans	0.12%	0.10%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	June 30,		December 31,
	2019	2018	2018	2017
Nonaccrual loans	$79,619	$69,376	$71,943	$62,581
Loans contractually past due 90 days or more	285	54	726	830
Total nonperforming loans	79,904	69,430	72,669	63,411
Other real estate	6,646	11,074	6,153	10,777
Other repossessed assets	39	499	459	411
Total nonperforming assets	$86,589	$81,003	$79,281	$74,599
Performing troubled debt restructured loans(1)	$3,539	$4,012	$4,026	$6,617
Nonperforming loans to total loans	1.02%	0.93%	0.98%	0.99%
Nonperforming assets to total loans plus repossessed property	1.10%	1.08%	1.07%	1.17%
Nonperforming assets to total assets	0.71%	0.72%	0.69%	0.76%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the three- and six-month periods of 2019, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2019	$79,000	$5,391	$8	$84,399
Loan foreclosures	(3,061)	2,961	100	—
Net loan charge-offs	(3,707)	—	—	(3,707)
Acquired nonperforming assets	230	—	—	230
New nonperforming loans	13,688	—	—	13,688
Reduction of nonperforming loans(1)	(6,246)	—	—	(6,246)
OREO/Repossessed assets sales proceeds	—	(1,221)	(67)	(1,288)
OREO/Repossessed assets writedowns, net	—	(485)	(2)	(487)
Net activity at Citizens Finance Co.	—	—	—	—
June 30, 2019	$79,904	$6,646	$39	$86,589
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2018	$72,669	$6,153	$459	$79,281
Loan foreclosures	(4,847)	4,655	192	—
Net loan charge-offs	(4,666)	—	—	(4,666)
Acquired nonperforming assets	230	—	—	230
New nonperforming loans	29,002	—	—	29,002
Reduction of nonperforming loans(1)	(12,484)	—	—	(12,484)
OREO/Repossessed assets sales proceeds	—	(3,225)	(155)	(3,380)
OREO/Repossessed assets writedowns, net	—	(937)	(12)	(949)
Net activity at Citizens Finance Co.	—	—	(445)	(445)
June 30, 2019	$79,904	$6,646	$39	$86,589

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 22% and 24% of total assets at June 30, 2019, and December 31, 2018, respectively. Total securities carried at fair value as of June 30, 2019, were $2.56 billion, an increase of $111.2 million or 5% from $2.45 billion at December 31, 2018.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities and other, by major category, as of June 30, 2019, and December 31, 2018, in thousands:

SECURITIES PORTFOLIO COMPOSITION	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$18,621	0.69%	$31,951	1.18%
Mortgage and asset-backed securities	2,193,326	81.80	2,026,698	74.64
Obligation of states and political subdivisions	419,949	15.66	611,257	22.50
Equity securities	18,157	0.68	17,086	0.63
Other securities	31,366	1.17	28,396	1.05
Total securities	$2,681,419	100.00%	$2,715,388	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 82% at June 30, 2019, compared to 75% at December 31, 2018. Heartland's securities portfolio had an expected modified duration of 4.71 years as of June 30, 2019, compared to 4.01 years as of year-end 2018.

At June 30, 2019, Heartland had $31.4 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $10.11 billion as of June 30, 2019, compared to $9.40 billion at December 31, 2018, an increase of $712.1 million or 8%. This increase includes $617.1 million of deposits acquired at fair value in the BVBC transaction. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with the branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the BVBC transaction, total deposits increased $172.0 million or 2% since December 31, 2018. Deposit changes by category were:

•
Demand deposits increased $162.0 million or 5% to $3.43 billion at June 30, 2019, compared to $3.26 billion at December 31, 2018. Excluding $164.9 million of demand deposits acquired in the BVBC transaction and $17.3 million of demand deposits classified as held for sale in the first quarter of 2019, demand deposits increased $14.4 million or less than 1% since year-end 2018.

•
Savings deposits increased $425.5 million or 8% to $5.53 billion at June 30, 2019, from $5.11 billion at December 31, 2018. Excluding savings deposits of $346.2 million acquired in the BVBC transaction and $47.8 million of savings deposits classified as held for sale in the first quarter of 2019, savings deposits increased $127.2 million or 2% since year-end 2018.

•
Time deposits increased $124.6 million or 12% to $1.15 billion at June 30, 2019 from $1.02 billion at December 31, 2018. Excluding time deposits of $106.0 million acquired in the BVBC transaction and $11.9 million of time deposits classified as held for sale in the first quarter of 2019, time deposits increased $30.4 million or 3% since year-end 2018. The increase in time deposits was primarily due to an increase in brokered time deposits of $30.9 million.

The table below presents the composition of Heartland's deposits by category as of June 30, 2019, and December 31, 2018, in thousands:

DEPOSITS	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Demand	$3,426,758	33.90%	$3,264,737	34.74%
Savings	5,533,503	54.74	5,107,962	54.37
Time	1,148,296	11.36	1,023,730	10.89
Total	$10,108,557	100.00%	$9,396,429	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2019, and December 31, 2018, in thousands:

	June 30, 2019	December 31, 2018
Securities sold under agreement to repurchase	$90,184	$80,124
Federal funds purchased	4,600	35,400
Advances from the FHLB	—	100,838
Other short-term borrowings	12,476	10,648
Total	$107,260	$227,010

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $107.3 million at June 30, 2019, compared to $227.0 million at year-end 2018, a decrease of $119.8 million or 53%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $90.2 million at June 30, 2019, compared to $80.1 million at December 31, 2018, an increase of $10.1 million or 13%.

Heartland renewed its $30.0 million revolving credit line agreement with an unaffiliated bank on June 14, 2019. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during the first six months of 2019, and the outstanding balance was $0 at both June 30, 2019, and December 31, 2018.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2019, and December 31, 2018, in thousands:

	June 30, 2019	December 31, 2018
Advances from the FHLB	$3,305	$3,399
Trust preferred securities	147,430	130,913
Senior notes	—	5,000
Note payable to unaffiliated bank	54,917	58,417
Contracts payable for purchase of real estate and other assets	1,917	1,953
Subordinated notes	74,214	74,143
Other borrowings	1,080	1,080
Total	$282,863	$274,905

As of June 30, 2019, the amount of other borrowings was $282.9 million, an increase of $8.0 million or 3% since year-end 2018. Heartland acquired $6.9 million of subordinated debt in the BVBC transaction that was simultaneously paid off with the closing of the transaction. Trust preferred securities with a fair value of $16.1 million were also acquired in the BVBC transaction.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $70.0 million. At June 30, 2019, $54.9 million was outstanding on this non-revolving credit line compared to $58.4 million outstanding at December 31, 2018. At June 30, 2019, Heartland had $14.8 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of June 30, 2019, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/19(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	5.16%	(2)	03/17/2034	09/17/2019
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.93%	(3)	04/07/2036	10/07/2019
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.89%	(4)	09/15/2037	09/15/2019
Heartland Financial Statutory Trust VII	20,619	06/26/2007	1.48% over LIBOR	4.00%	(5)	09/01/2037	09/01/2019
Morrill Statutory Trust I	9,041	12/19/2002	3.25% over LIBOR	5.58%		12/26/2032	09/26/2019
Morrill Statutory Trust II	8,698	12/17/2003	2.85% over LIBOR	5.26%		12/17/2033	09/17/2019
Sheboygan Statutory Trust I	6,484	09/17/2003	2.95% over LIBOR	5.36%		09/17/2033	09/17/2019
CBNM Capital Trust I	4,384	09/10/2004	3.25% over LIBOR	5.66%		12/15/2034	09/15/2019
Citywide Capital Trust III	6,410	12/19/2003	2.80% over LIBOR	5.38%		12/19/2033	10/23/2019
Citywide Capital Trust IV	4,267	09/30/2004	2.20% over LIBOR	4.72%		09/30/2034	08/23/2019
Citywide Capital Trust V	11,635	05/31/2006	1.54% over LIBOR	3.95%		07/25/2036	09/15/2019
OCGI Statutory Trust III	2,993	06/27/2002	3.65% over LIBOR	6.25%	(6)	09/30/2032	09/30/2019
OCGI Capital Trust IV	5,314	09/23/2004	2.50% over LIBOR	4.91%	(7)	12/15/2034	09/15/2019
BVBC Capital Trust II	7,167	04/10/2003	3.25% over LIBOR	5.83%		04/24/2033	10/24/2019
BVBC Capital Trust III	8,958	07/29/2005	1.60% over LIBOR	3.92%		09/30/2035	09/30/2019
	$147,518

(1) Effective weighted average interest rate as of June 30, 2019, was 5.08% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of June 30, 2019, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of June 30, 2019, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of June 30, 2019, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of June 30, 2019, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of June 30, 2019, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of June 30, 2019, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2019	14.76%	13.24%	11.61%	10.66%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$9,056,123	$9,056,123	$9,056,123	N/A
Average Assets	N/A	N/A	N/A	$11,243,148

December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average Assets	N/A	N/A	N/A	$10,946,440

Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $384.5 million and $311.3 million at June 30, 2019, and December 31, 2018, respectively, under the capital requirements to remain well capitalized. At June 30, 2019, and December 31, 2018, retained earnings that could be available for the payment of dividends under the most restrictive minimum capital requirements totaled $566.5 million and $486.5 million, respectively.

On July 29, 2016, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provided Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decided to do so. This registration statement permitted Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering. In November 2016, Heartland offered and sold 1,379,690 shares of its common stock pursuant to this registration statement. Since Heartland's universal shelf registration statement expired on July 29, 2019, Heartland plans to file another registration statement in the third quarter of 2019 to preserve its ability to register debt or raise capital.

On July 22, 2019, Heartland's Board of Directors voted to increase its quarterly dividend payment to $0.18 per common share, which was a $0.02 or 13% increase from $0.16 per common share.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2019, and December 31, 2018, commitments to extend credit aggregated $2.53 billion and $2.47 billion, respectively. Standby letters of credit aggregated $76.3 million at June 30, 2019, and $71.9 million at December 31, 2018.

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

At June 30, 2019, Heartland had $642.1 million of cash and cash equivalents, time deposits in other financial institutions of $4.4 million and securities carried at fair value of $2.56 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, Heartland intends to rely on deposit growth and additional FHLB borrowings as needed in the future.

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of June 30, 2019, Heartland had $107.3 million of short-term borrowings outstanding. As of June 30, 2019, Heartland had $282.9 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At June 30, 2019, Heartland had $1.66 billion of borrowing capacity under these programs.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which was renewed on June 14, 2019. Heartland's revolving credit agreement has $30.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2019. At June 30, 2019, $14.8 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of June 30, 2019.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first six months of 2019.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2019, and June 30, 2018, provided the following results, in thousands:

	2019		2018
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$414,461	(3.28)%	$368,974	(7.85)%
Base	$428,520		$400,387
Up 200 Basis Points	$455,185	6.22%	$403,254	0.72%
Year 2
Down 100 Basis Points	$385,037	(10.15)%	$366,246	(8.53)%
Base	$425,238	(0.77)%	$409,788	2.35%
Up 200 Basis Points	$483,672	12.87%	$436,963	9.14%

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

•
During the quarter ended June 30, 2019, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1	(2)	Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on June 4, 2019.

3.2	(2)	Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on June 6, 2019.

10.1	(1)(2)	Business Line Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company.

10.2	(1)(2)	Promissory Note dated June 14, 2019 (issued under the non-revolving line of credit), and Change in Terms Agreement dated July 15, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company.

10.3	(1)(2)	Promissory Note dated June 14, 2019 (issued under the credit facility), and Change in Terms Agreement dated July 15, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company.

10.4	(1)(2)
Promissory Note dated May 10, 2016 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company.

10.5	(1)(2)
Promissory Note dated July 24, 2018 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company.

10.6	(1)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019).

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.

104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) Management contracts or compensatory plans or arrangements
(2) Filed or furnished herewith

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

Dated: August 7, 2019