Form 10-Q
period 2019-09-30
HEARTLAND FINANCIAL USA INC
filed 2019-11-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2019, the Registrant had outstanding 36,698,445 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Cash and due from banks	$243,395	$223,135
Interest bearing deposits with other banks and other short-term investments	204,372	50,495
Cash and cash equivalents	447,767	273,630
Time deposits in other financial institutions	3,711	4,672
Securities:
Carried at fair value (cost of $2,993,045 at September 30, 2019, and $2,492,620 at December 31, 2018)	3,020,568	2,450,709
Held to maturity, at cost (fair value of $97,905 at September 30, 2019, and $245,341 at December 31, 2018)	87,965	236,283
Other investments, at cost	29,042	28,396
Loans held for sale	35,427	119,801
Loans receivable:
Held to maturity	7,971,608	7,407,697
Allowance for loan and lease losses	(66,222)	(61,963)
Loans receivable, net	7,905,386	7,345,734
Premises, furniture and equipment, net	195,984	187,418
Premises, furniture and equipment held for sale	3,251	7,258
Other real estate, net	6,425	6,153
Goodwill	427,097	391,668
Core deposit intangibles and customer relationship intangibles, net	49,819	47,479
Servicing rights, net	6,271	31,072
Cash surrender value on life insurance	171,471	162,892
Other assets	179,078	114,841
TOTAL ASSETS	$12,569,262	$11,408,006
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,581,127	$3,264,737
Savings	5,770,754	5,107,962
Time	1,117,975	1,023,730
Total deposits	10,469,856	9,396,429
Deposits held for sale	—	106,409
Short-term borrowings	107,853	227,010
Other borrowings	278,417	274,905
Accrued expenses and other liabilities	149,293	78,078
TOTAL LIABILITIES	11,005,419	10,082,831
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both September 30, 2019, and December 31, 2018)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both September 30, 2019, and December 31, 2018)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2019, and December 31, 2018, none issued or outstanding at both September 30, 2019, and December 31, 2018)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both September 30, 2019, and December 31, 2018; none issued or outstanding at both September 30, 2019, and December 31, 2018)	—	—
Common stock (par value $1 per share; 60,000,000 shares authorized at September 30, 2019, and 40,000,000 shares authorized at December 31, 2018; issued 36,696,190 shares at September 30, 2019, and 34,477,499 shares at December 31, 2018)	36,696	34,477
Capital surplus	838,543	743,095
Retained earnings	670,816	579,252
Accumulated other comprehensive income/(loss)	17,788	(31,649)
TOTAL STOCKHOLDERS' EQUITY	1,563,843	1,325,175
TOTAL LIABILITIES AND EQUITY	$12,569,262	$11,408,006

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$110,566	$105,733	$317,049	$288,171
Interest on securities:
Taxable	18,567	14,433	50,566	38,280
Nontaxable	2,119	3,490	7,766	10,653
Interest on federal funds sold	—	—	4	—
Interest on interest bearing deposits in other financial institutions	2,151	1,238	5,742	2,413
TOTAL INTEREST INCOME	133,403	124,894	381,127	339,517
INTEREST EXPENSE:
Interest on deposits	17,982	10,092	47,333	23,841
Interest on short-term borrowings	250	464	1,477	1,279
Interest on other borrowings (includes $24 and $242 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2019 and 2018, respectively, and $276 and $469 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018, respectively)	3,850	3,660	11,333	10,726
TOTAL INTEREST EXPENSE	22,082	14,216	60,143	35,846
NET INTEREST INCOME	111,321	110,678	320,984	303,671
Provision for loan losses	5,201	5,238	11,754	14,332
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	106,120	105,440	309,230	289,339
NONINTEREST INCOME:
Service charges and fees	12,366	12,895	39,789	35,046
Loan servicing income	821	1,670	3,888	5,231
Trust fees	4,959	4,499	14,258	13,794
Brokerage and insurance commissions	962	1,111	2,724	2,895
Securities gains/(losses), net (includes $2,013 of net security gains and $(145) of net security losses reclassified from accumulated other comprehensive income for the three months ended September 30, 2019 and 2018, respectively and $7,168 and $1,037 of net security gains reclassified from accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018, respectively)	2,013	(145)	7,168	1,037
Unrealized gain on equity securities, net	144	54	514	97
Net gains on sale of loans held for sale	4,673	7,410	12,192	18,261
Valuation allowance on servicing rights	(626)	230	(1,579)	12
Income on bank owned life insurance	881	892	2,668	2,206
Other noninterest income	3,207	1,149	6,556	3,536
TOTAL NONINTEREST INCOME	29,400	29,765	88,178	82,115
NONINTEREST EXPENSES:
Salaries and employee benefits	50,027	49,921	150,307	149,389
Occupancy	6,594	6,348	19,637	18,706
Furniture and equipment	2,858	3,470	8,770	9,403
Professional fees	12,131	12,800	38,478	32,880
Advertising	2,737	2,754	7,723	6,839
Core deposit intangibles and customer relationship intangibles amortization	2,899	2,626	9,054	6,763
Other real estate and loan collection expenses	(89)	784	774	2,464
(Gain)/loss on sales/valuations of assets, net	356	912	(20,934)	2,243
Restructuring expenses	—	—	3,227	2,564
Other noninterest expenses	15,454	12,924	39,259	33,816
TOTAL NONINTEREST EXPENSES	92,967	92,539	256,295	265,067
INCOME BEFORE INCOME TAXES	42,553	42,666	141,113	106,387
Income taxes (includes $502 and $(26) of income tax expense/(benefit) reclassified from accumulated other comprehensive income for the three months ended September 30, 2019 and 2018, respectively and $1,740 and $174 of income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018, respectively)	7,941	8,956	29,835	21,530
NET INCOME	34,612	33,710	111,278	84,857
Preferred dividends	—	(13)	—	(39)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,612	$33,697	$111,278	$84,818
EARNINGS PER COMMON SHARE - BASIC	$0.94	$0.98	$3.12	$2.61
EARNINGS PER COMMON SHARE - DILUTED	$0.94	$0.97	$3.11	$2.59
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.14	$0.50	$0.40
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$34,612	$33,710	$111,278	$84,857
OTHER COMPREHENSIVE INCOME/(LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	19,851	(8,060)	78,238	(36,395)
Reclassification adjustment for net (gains)/losses realized in net income	(2,013)	145	(7,168)	(1,037)
Income taxes	(4,577)	2,078	(18,241)	9,586
Other comprehensive income/(loss) on securities	13,261	(5,837)	52,829	(27,846)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	(800)	395	(4,568)	2,991
Reclassification adjustment for net losses on derivatives realized in net income	27	242	279	469
Income taxes	161	(79)	897	(682)
Other comprehensive income/(loss) on cash flow hedges	(612)	558	(3,392)	2,778
Other comprehensive income/(loss)	12,649	(5,279)	49,437	(25,068)
TOTAL COMPREHENSIVE INCOME	$47,261	$28,431	$160,715	$59,789

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,278	$84,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,561	22,647
Provision for loan losses	11,754	14,332
Net amortization of premium on securities	15,959	18,958
Securities gains, net	(7,168)	(1,037)
Unrealized gain on equity securities, net	(514)	(97)
Stock based compensation	4,833	3,689
Loans originated for sale	(289,877)	(551,328)
Proceeds on sales of loans held for sale	289,769	594,529
Net gains on sale of loans held for sale	(11,545)	(13,939)
(Increase) decrease in accrued interest receivable	932	(5,422)
(Increase) decrease in prepaid expenses	(3,611)	2,243
Increase in accrued interest payable	1,905	1,121
Gain on extinguishment of debt	(375)	—
Capitalization of servicing rights	(756)	(4,404)
Valuation allowance on servicing rights	1,579	(12)
(Gain)/loss on sales/valuations of assets, net	(10,378)	2,243
Net excess tax benefit from stock based compensation	270	672
Other, net	(40,706)	(1,979)
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,910	167,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(254)	(1,000)
Proceeds from the sale of securities available for sale	1,485,773	694,872
Proceeds from the redemption of time deposits in other financial institutions	—	8,767
Proceeds from the maturity of and principal paydowns on securities available for sale	265,500	172,702
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,938	13,169
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	1,215	5,829
Proceeds from the sale, maturity of and principal paydowns on other investments	10,297	2,038
Purchase of securities available for sale	(1,984,228)	(940,607)
Purchase of other investments	(4,957)	(2,411)
Net increase in loans	(47,023)	(13,737)
Purchase of bank owned life insurance policies	(16)	(2,000)
Proceeds from bank owned life insurance policies	421	—
Proceeds from sale of mortgage servicing rights	33,823	—
Capital expenditures	(8,389)	(11,793)
Net cash and cash equivalents received in acquisitions	38,650	212,197
Proceeds from the sale of equipment	1,277	998
Net cash expended in divestitures	(49,264)	—
Proceeds on sale of OREO and other repossessed assets	6,907	3,128
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(247,330)	$142,152

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$159,044	$156,497
Net increase in savings deposits	347,749	130,704
Net decrease in time deposit accounts	(397)	(122,795)
Proceeds on short-term revolving credit line	—	25,000
Repayments on short-term revolving credit line	—	(25,000)
Net decrease in short-term borrowings	(43,733)	(183,552)
Proceeds from short term FHLB advances	430,888	355,602
Repayments of short term FHLB advances	(531,725)	(365,602)
Proceeds from other borrowings	50	30,131
Repayments of other borrowings	(17,769)	(56,221)
Payment for the redemption of debt	(2,125)	—
Purchase of treasury stock	—	(97)
Proceeds from issuance of common stock	576	286
Dividends paid	(18,001)	(12,806)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	324,557	(67,853)
Net increase in cash and cash equivalents	174,137	241,372
Cash and cash equivalents at beginning of year	273,630	196,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$447,767	$437,375
Supplemental disclosures:
Cash paid for income/franchise taxes	$30,523	$14,754
Cash paid for interest	$58,297	$34,725
Loans transferred to OREO	$7,421	$5,016
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$2,568	$3,415
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net,	$1,564	$—
Deposits transferred to held for sale	$76,968	$50,312
Loans transferred to held for sale	$32,111	$31,379
Securities transferred from held to maturity to available for sale	$148,030	$—
Purchases of securities available for sale, accrued, not settled	$22,879	$3,481
Conversion of Series D preferred stock to common stock	$—	$938
Stock consideration granted for acquisitions	$92,258	$238,075

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at June 30, 2018	$938	$34,438	$740,128	$524,786	$(44,543)	$—	$1,255,747
Comprehensive income				33,710	(5,279)		28,431
Cash dividends declared:
Series D Preferred, $17.50 per share				(13)			(13)
Common, $0.14 per share				(4,821)			(4,821)
Conversion of Series D Preferred Stock	(938)						(938)
Issuance of 34,584 shares of common stock		35	1,033				1,068
Stock based compensation			919				919
Balance at September 30, 2018	$—	$34,473	$742,080	$553,662	$(49,822)	$—	$1,280,393
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income				84,857	(25,068)		59,789
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:
Series D Preferred, $52.50 per share				(39)			(39)
Common, $0.40 per share				(12,767)			(12,767)
Conversion of Series D Preferred Stock	(938)						(938)
Purchase of 1,761 shares of common stock						(97)	(97)
Issuance of 4,521,434 shares of common stock		4,520	234,682			97	239,299
Stock based compensation			3,689				3,689
Balance at September 30, 2018	$—	$34,473	$742,080	$553,662	$(49,822)	$—	$1,280,393
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$—	$1,521,787
Comprehensive income				$34,612	$12,649		47,261
Cash dividends declared:
Common, $0.18 per share				(6,604)			(6,604)
Issuance of 6,129 shares of common stock		6	162				168
Stock based compensation			1,231				1,231
Balance at September 30, 2019	$—	$36,696	$838,543	$670,816	$17,788	$—	$1,563,843
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income				111,278	49,437		160,715
Retained earnings adjustment for adoption of leasing standard				(1,713)			(1,713)
Cash dividends declared:
Common, $0.50 per share				(18,001)			(18,001)
Issuance of 2,218,691 shares of common stock		2,219	90,615				92,834
Stock based compensation			4,833				4,833
Balance at September 30, 2019	$—	$36,696	$838,543	$670,816	$17,788	$—	$1,563,843

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2019, are not necessarily indicative of the results expected for the year ending December 31, 2019.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2019, and 2018, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2019	2018
Net income	$34,612	$33,710
Preferred dividends	—	(13)
Net income available to common stockholders	$34,612	$33,697
Weighted average common shares outstanding for basic earnings per share	36,692	34,452
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	143	192
Weighted average common shares for diluted earnings per share	36,835	34,644
Earnings per common share — basic	$0.94	$0.98
Earnings per common share — diluted	$0.94	$0.97
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	8	—

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2019	2018
Net income	$111,278	$84,857
Preferred dividends	—	(39)
Net income available to common stockholders	$111,278	$84,818
Weighted average common shares outstanding for basic earnings per share	35,675	32,520
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	143	187
Weighted average common shares for diluted earnings per share	35,818	32,707
Earnings per common share — basic	$3.12	$2.61
Earnings per common share — diluted	$3.11	$2.59
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	8	—

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland intends to adopt the accounting standard in 2020, as required. In April 2019, the FASB also issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." As it relates to current expected credit losses, this guidance amends certain provisions contained in ASU 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying the extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity's determination of expected credit losses. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. Heartland formed an internal committee to assess and implement the standard. During 2018, Heartland entered into an agreement with a third party vendor for consulting services and a technology solution. The technology solution implementation has been completed, and Heartland has produced two parallel runs for the first two quarters of 2019 excluding economic forecasting to estimate the impact of this new guidance.

Prior to the end of 2019, management will continue to prepare parallel calculations to compare the existing allowance for loan losses to this new guidance. Additionally, management expects to complete data validation and documentation of the accounting policies and internal controls related to the standard. Heartland has also entered into an agreement to have its new model validated by a third party prior to January 1, 2020. Further review and refinement of the economic forecasting, as well as the model and methodologies, will continue in preparation for the adoption of the standard on January 1, 2020.

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

NOTE 2: ACQUISITIONS

Rockford Bank and Trust Company
On August 13, 2019, Heartland's Illinois Bank & Trust subsidiary entered into a purchase and assumption agreement to acquire substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company ("RB&T"), headquartered in Rockford, Illinois. RB&T is a wholly-owned subsidiary of Moline, Illinois-based QCR Holdings, Inc. As of September 30, 2019, RB&T had total assets of $519.5 million, which included $417.3 million of gross loans held to maturity, and $451.5 million of deposits. RB&T serves the Rockford market from two full-service banking locations. The all-cash transaction is subject to regulatory approval and to customary closing conditions and is expected to close in the fourth quarter of 2019. The systems conversion is expected to occur in the first quarter of 2020.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
U.S. government corporations and agencies	$8,900	$50	$—	$8,950
Mortgage and asset-backed securities	2,465,561	28,381	(13,265)	2,480,677
Obligations of states and political subdivisions	500,222	13,915	(1,558)	512,579
Total debt securities	2,974,683	42,346	(14,823)	3,002,206
Equity securities with a readily determinable fair value	18,362	—	—	18,362
Total	$2,993,045	$42,346	$(14,823)	$3,020,568
December 31, 2018
U.S. government corporations and agencies	$32,075	$3	$(127)	$31,951
Mortgage and asset-backed securities	2,061,358	3,740	(38,400)	2,026,698
Obligations of states and political subdivisions	382,101	919	(8,046)	374,974
Total debt securities	2,475,534	4,662	(46,573)	2,433,623
Equity securities with a readily determinable fair value	17,086	—	—	17,086
Total	$2,492,620	$4,662	$(46,573)	$2,450,709

On January 1, 2019, Heartland adopted ASU 2017-12, and as a result of the adoption, $148.0 million of held to maturity debt securities were transferred to debt securities available for sale. The securities were transferred at book value on the date of the transfer.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Obligations of states and political subdivisions	$87,965	$9,940	$—	$97,905
Total	$87,965	$9,940	$—	$97,905
December 31, 2018
Obligations of states and political subdivisions	$236,283	$9,554	$(496)	$245,341
Total	$236,283	$9,554	$(496)	$245,341

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$22,717	$22,750
Due in 1 to 5 years	23,369	23,725
Due in 5 to 10 years	76,723	79,411
Due after 10 years	386,313	395,643
Total debt securities	509,122	521,529
Mortgage and asset-backed securities	2,465,561	2,480,677
Equity securities with a readily determinable fair value	18,362	18,362
Total investment securities	$2,993,045	$3,020,568

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2019, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,403	$2,443
Due in 1 to 5 years	15,153	15,690
Due in 5 to 10 years	58,936	64,695
Due after 10 years	11,473	15,077
Total investment securities	$87,965	$97,905

As of September 30, 2019, and December 31, 2018, securities with a fair value of $431.5 million and $524.8 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three- and nine-month periods ended September 30, 2019 and 2018, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$290,877	$59,137	$1,485,773	$694,872
Gross security gains	2,371	67	10,301	3,537
Gross security losses	358	212	3,133	2,500

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2019, and December 31, 2018. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2018, and December 31, 2017, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage and asset-backed securities	976,443	(7,689)	255,827	(5,576)	1,232,270	(13,265)
Obligations of states and political subdivisions	118,741	(1,525)	2,139	(33)	120,880	(1,558)
Total temporarily impaired securities	$1,095,184	$(9,214)	$257,966	$(5,609)	$1,353,150	$(14,823)
December 31, 2018
U.S. government corporations and agencies	$24,902	$(83)	$4,577	$(44)	$29,479	$(127)
Mortgage and asset-backed securities	733,826	(9,060)	805,089	(29,340)	1,538,915	(38,400)
Obligations of states and political subdivisions	34,990	(390)	258,143	(7,656)	293,133	(8,046)
Total temporarily impaired securities	$793,718	$(9,533)	$1,067,809	$(37,040)	$1,861,527	$(46,573)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
Total temporarily impaired securities	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the nine-month periods ended September 30, 2019, and September 30, 2018, respectively.

Other investments, at cost, include equity securities without a readily determinable fair value, which totaled $29.0 million and $28.4 million at September 30, 2019, and December 31, 2018, respectively. At September 30, 2019, and December 31, 2018, other investments at cost included shares of stock in the Federal Home Loan Banks (the "FHLBs") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $14.9 million and $16.6 million, respectively.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2019, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of September 30, 2019, and December 31, 2018, were as follows, in thousands:

	September 30, 2019	December 31, 2018
Loans receivable held to maturity:
Commercial	$2,276,916	$2,020,231
Commercial real estate	4,116,680	3,711,481
Agricultural and agricultural real estate	545,006	565,408
Residential real estate	589,793	673,603
Consumer	447,718	440,158
Gross loans receivable held to maturity	7,976,113	7,410,881
Unearned discount	(833)	(1,624)
Deferred loan fees	(3,672)	(1,560)
Total net loans receivable held to maturity	7,971,608	7,407,697
Allowance for loan losses	(66,222)	(61,963)
Loans receivable, net	$7,905,386	$7,345,734

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

The following table shows the balance in the allowance for loan losses at September 30, 2019, and December 31, 2018, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no significant changes to the accounting for the allowance for loan losses during the quarter ended September 30, 2019.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
September 30, 2019
Commercial	$6,124	$19,161	$25,285	$23,355	$2,253,561	$2,276,916
Commercial real estate	308	29,073	29,381	19,913	4,096,767	4,116,680
Agricultural and agricultural real estate	1,084	4,267	5,351	20,073	524,933	545,006
Residential real estate	123	1,319	1,442	17,552	572,241	589,793
Consumer	475	4,288	4,763	5,100	442,618	447,718
Total	$8,114	$58,108	$66,222	$85,993	$7,890,120	$7,976,113
December 31, 2018
Commercial	$5,733	$18,772	$24,505	$24,202	$1,996,029	$2,020,231
Commercial real estate	218	25,320	25,538	14,388	3,697,093	3,711,481
Agricultural and agricultural real estate	686	4,267	4,953	15,951	549,457	565,408
Residential real estate	168	1,617	1,785	20,251	653,352	673,603
Consumer	749	4,433	5,182	7,004	433,154	440,158
Total	$7,554	$54,409	$61,963	$81,796	$7,329,085	$7,410,881

The following table presents nonaccrual loans, accruing loans past due 90 days or more and performing troubled debt restructured loans at September 30, 2019, and December 31, 2018, in thousands:

	September 30, 2019	December 31, 2018
Nonaccrual loans	$67,924	$67,833
Nonaccrual troubled debt restructured loans	4,284	4,110
Total nonaccrual loans	$72,208	$71,943
Accruing loans past due 90 days or more	$40	$726
Performing troubled debt restructured loans	$3,199	$4,026

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine-month periods ended September 30, 2019, and September 30, 2018, dollars in thousands:

	Three Months Ended September 30,
	2019			2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	92	94
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$92	$94

	Nine Months Ended September 30,
	2019			2018
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	4	276	288	11	2,098	1,808
Consumer	—	—	—	—	—	—
Total	4	$276	$288	11	$2,098	$1,808

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate troubled debt restructured loans for the three- and nine-months ended September 30, 2019, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At September 30, 2019, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and nine-month periods ended September 30, 2019, and September 30, 2018, that had been modified during the twelve-month period prior to default, in thousands:

	With Payment Defaults During the Three Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—		4	418
Consumer	—	—	—	—
Total	—	$—	4	$418

	With Payment Defaults During the Nine Months Ended September 30,
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	3	253	10	1,598
Consumer	—	—	—	—
Total	3	$253	10	$1,598

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and paying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of September 30, 2019. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at September 30, 2019, and December 31, 2018, in thousands:

	Pass	Nonpass	Total
September 30, 2019
Commercial	$2,125,500	$151,416	$2,276,916
Commercial real estate	3,864,191	252,489	4,116,680
Total commercial and commercial real estate	5,989,691	403,905	6,393,596
Agricultural and agricultural real estate	426,383	118,623	545,006
Residential real estate	563,603	26,190	589,793
Consumer	435,407	12,311	447,718
Total gross loans receivable held to maturity	$7,415,084	$561,029	$7,976,113
December 31, 2018
Commercial	$1,880,579	$139,652	$2,020,231
Commercial real estate	3,524,344	187,137	3,711,481
Total commercial and commercial real estate	5,404,923	326,789	5,731,712
Agricultural and agricultural real estate	471,642	93,766	565,408
Residential real estate	645,478	28,125	673,603
Consumer	425,451	14,707	440,158
Total gross loans receivable held to maturity	$6,947,494	$463,387	$7,410,881

The nonpass category in the table above is comprised of approximately 62% special mention loans and 38% substandard loans as of September 30, 2019. The percent of nonpass loans on nonaccrual status as of September 30, 2019, was 13%. As of December 31, 2018, the nonpass category in the table above was comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2018, was 16%. Loans delinquent 30 to 89 days as a percent of total loans were 0.28% at September 30, 2019, compared to 0.21% at December 31, 2018. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of September 30, 2019, Heartland had $3.3 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at September 30, 2019, and December 31, 2018, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2019
Commercial	$5,727	$3,376	$34	$9,137	$2,244,365	$23,414	$2,276,916
Commercial real estate	4,824	1,257	—	6,081	4,097,311	13,288	4,116,680
Total commercial and commercial real estate	10,551	4,633	34	15,218	6,341,676	36,702	6,393,596
Agricultural and agricultural real estate	3,144	24	—	3,168	521,910	19,928	545,006
Residential real estate	1,993	185	—	2,178	576,365	11,250	589,793
Consumer	1,411	537	6	1,954	441,436	4,328	447,718
Total gross loans receivable held to maturity	$17,099	$5,379	$40	$22,518	$7,881,387	$72,208	$7,976,113
December 31, 2018
Commercial	$2,574	$205	$—	$2,779	$1,991,525	$25,927	$2,020,231
Commercial real estate	4,819	—	726	5,545	3,694,259	11,677	3,711,481
Total commercial and commercial real estate	7,393	205	726	8,324	5,685,784	37,604	5,731,712
Agricultural and agricultural real estate	99	—	—	99	549,376	15,933	565,408
Residential real estate	5,147	49	—	5,196	655,329	13,078	673,603
Consumer	2,724	307	—	3,031	431,799	5,328	440,158
Total gross loans receivable held to maturity	$15,363	$561	$726	$16,650	$7,322,288	$71,943	$7,410,881

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at September 30, 2019, and December 31, 2018, the outstanding loan balance recorded on the consolidated balance sheets at September 30, 2019, and December 31, 2018, any related allowance recorded for those loans as of September 30, 2019, and December 31, 2018, the average outstanding loan balances recorded on the consolidated balance sheets during the three- and nine- months ended September 30, 2019, and year ended December 31, 2018, and the interest income recognized on the impaired loans during the three- and nine-month period ended September 30, 2019, and year ended December 31, 2018, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Quarter- to- Date Avg. Loan Balance	Quarter- to- Date Interest Income Recognized	Year- to- Date Avg. Loan Balance	Year- to- Date Interest Income Recognized
September 30, 2019
Impaired loans with a related allowance:
Commercial	$11,025	$11,015	$6,124	$11,399	$—	$11,630	$9
Commercial real estate	1,751	1,751	308	1,596	6	1,386	17
Total commercial and commercial real estate	12,776	12,766	6,432	12,995	6	13,016	26
Agricultural and agricultural real estate	2,979	2,979	1,084	3,100	17	2,881	17
Residential real estate	999	999	123	1,086	3	1,157	3
Consumer	1,122	1,120	475	1,116	1	1,197	8
Total loans held to maturity	$17,876	$17,864	$8,114	$18,297	$27	$18,251	$54
Impaired loans without a related allowance:
Commercial	$14,752	$12,340	$—	$13,529	$186	$12,989	$627
Commercial real estate	18,243	18,162	—	18,897	88	16,897	215
Total commercial and commercial real estate	32,995	30,502	—	32,426	274	29,886	842
Agricultural and agricultural real estate	20,137	17,094	—	16,958	12	16,243	45
Residential real estate	16,578	16,553	—	16,612	69	17,362	220
Consumer	3,979	3,980	—	3,897	3	4,314	46
Total loans held to maturity	$73,689	$68,129	$—	$69,893	$358	$67,805	$1,153
Total impaired loans held to maturity:
Commercial	$25,777	$23,355	$6,124	$24,928	$186	$24,619	$636
Commercial real estate	19,994	19,913	308	20,493	94	18,283	232
Total commercial and commercial real estate	45,771	43,268	6,432	45,421	280	42,902	868
Agricultural and agricultural real estate	23,116	20,073	1,084	20,058	29	19,124	62
Residential real estate	17,577	17,552	123	17,698	72	18,519	223
Consumer	5,101	5,100	475	5,013	4	5,511	54
Total impaired loans held to maturity	$91,565	$85,993	$8,114	$88,190	$385	$86,056	$1,207

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2018
Impaired loans with a related allowance:
Commercial	$12,376	$12,366	$5,733	$4,741	$33
Commercial real estate	891	891	218	4,421	25
Total commercial and commercial real estate	13,267	13,257	5,951	9,162	58
Agricultural and agricultural real estate	1,718	1,718	686	2,165	2
Residential real estate	647	647	168	1,138	12
Consumer	1,373	1,373	749	2,934	29
Total loans held to maturity	$17,005	$16,995	$7,554	$15,399	$101
Impaired loans without a related allowance:
Commercial	$13,616	$11,836	$—	$10,052	$299
Commercial real estate	13,578	13,497	—	13,000	249
Total commercial and commercial real estate	27,194	25,333	—	23,052	548
Agricultural and agricultural real estate	16,836	14,233	—	14,781	5
Residential real estate	19,604	19,604	—	23,950	308
Consumer	5,631	5,631	—	5,117	97
Total loans held to maturity	$69,265	$64,801	$—	$66,900	$958
Total impaired loans held to maturity:
Commercial	$25,992	$24,202	$5,733	$14,793	$332
Commercial real estate	14,469	14,388	218	17,421	274
Total commercial and commercial real estate	40,461	38,590	5,951	32,214	606
Agricultural and agricultural real estate	18,554	15,951	686	16,946	7
Residential real estate	20,251	20,251	168	25,088	320
Consumer	7,004	7,004	749	8,051	126
Total impaired loans held to maturity	$86,270	$81,796	$7,554	$82,299	$1,059

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

At September 30, 2019, and December 31, 2018, the carrying amount of loans acquired since 2015 consist of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	September 30, 2019			December 31, 2018
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$6,744	$260,192	$266,936	$3,801	$243,693	$247,494
Commercial real estate	3,260	1,086,336	1,089,596	158	1,098,171	1,098,329
Agricultural and agricultural real estate	—	9,827	9,827	—	27,115	27,115
Residential real estate	—	157,575	157,575	231	184,389	184,620
Consumer loans	—	85,918	85,918	—	75,773	75,773
Total covered loans	$10,004	$1,599,848	$1,609,852	$4,190	$1,629,141	$1,633,331

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$(184)	$463	$227	$57
Original yield discount, net, at date of acquisition	—	—	27	508
Accretion	(1,438)	(93)	(2,546)	(943)
Reclassification from nonaccretable difference(1)	1,687	186	2,357	934
Balance at period end	$65	$556	$65	$556

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $44.6 million, and the estimated fair value of these loans was $28.2 million. At September 30, 2019, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of such collateral, and the timing and amount of the cash flows could not be reasonably estimated. At September 30, 2019, there was $103,000 of allowance recorded and $57,000 of allowance recorded at December 31, 2018, related to these ASC 310-30 loans. Provision expense of $39,000 and $675,000 was recorded for the nine-month periods ended September 30, 2019, and 2018, respectively.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $4.22 billion, and the estimated fair value of the loans was $4.12 billion.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2019	$24,082	$27,300	$6,049	$1,572	$4,847	$63,850
Charge-offs	(2,175)	(135)	(1,670)	(3)	(859)	(4,842)
Recoveries	1,273	204	198	25	313	2,013
Provision	2,105	2,012	774	(152)	462	5,201
Balance at September 30, 2019	$25,285	$29,381	$5,351	$1,442	$4,763	$66,222

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963
Charge-offs	(6,506)	(295)	(2,098)	(316)	(2,357)	(11,572)
Recoveries	1,642	381	533	72	1,449	4,077
Provision	5,644	3,757	1,963	(99)	489	11,754
Balance at September 30, 2019	$25,285	$29,381	$5,351	$1,442	$4,763	$66,222

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2018	$20,709	$23,727	$5,709	$1,857	$9,322	$61,324
Charge-offs	(2,945)	(199)	(1,145)	—	(1,831)	(6,120)
Recoveries	158	242	—	1	378	779
Provision	4,147	(80)	2	(8)	1,177	5,238
Balance at September 30, 2018	$22,069	$23,690	$4,566	$1,850	$9,046	$61,221

	Commercial	Commercial Real Estate	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(4,717)	(761)	(1,357)	(211)	(4,462)	(11,508)
Recoveries	562	1,013	14	77	1,045	2,711
Provision	8,126	1,488	1,651	(240)	3,307	14,332
Balance at September 30, 2018	$22,069	$23,690	$4,566	$1,850	$9,046	$61,221

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $427.1 million at September 30, 2019, and $391.7 million at December 31, 2018. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

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

The core deposit intangibles recorded with the Blue Valley Ban Corp., First Bank Lubbock Bancshares, Inc. and Signature Bancshares, Inc. acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Blue Valley Ban Corp., First Bank Lubbock Bancshares, Inc., and Signature Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at September 30, 2019, and December 31, 2018, are presented in the table below, in thousands:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$95,033	$45,428	$49,605	$83,640	$36,403	$47,237
Customer relationship intangibles	1,177	963	214	1,177	935	242
Mortgage servicing rights	7,584	2,562	5,022	42,228	12,865	29,363
Commercial servicing rights	6,936	5,687	1,249	6,834	5,125	1,709
Total	$110,730	$54,640	$56,090	$133,879	$55,328	$78,551

On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all its servicing rights portfolio, which contained loans with an unpaid principal balance of $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of approximately $34.8 million was received during the second quarter, and Heartland recorded an estimated gain on the sale of this portfolio of approximately $13.3 million. A payable of approximately $293,000 was recorded as of September 30, 2019, due to the timing of the servicing transfer per the terms of the sale agreement. In the agreement, which includes customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Three months ending December 31, 2019	$2,908	$9	$472	$89	$3,478
Year ending December 31,
2020	10,159	36	1,137	311	11,643
2021	8,462	35	975	275	9,747
2022	6,898	35	813	240	7,986
2023	6,019	34	649	158	6,860
2024	4,945	33	488	86	5,552
Thereafter	10,214	32	488	90	10,824
Total	$49,605	$214	$5,022	$1,249	$56,090

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2019. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were approximately $621.5 million at September 30, 2019 compared to $648.9 million at December 31, 2018. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at First Bank & Trust were approximately $16.3 million at September 30, 2019 and $5.9 million at December 31, 2018.

Heartland transferred custodial escrow balances totaling $22.9 million to PNC Bank, N.A. in conjunction with the transfer of the mortgage servicing rights portfolio on August 1, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at Dubuque Bank and Trust Company totaled $17.7 million at December 31, 2018.

At September 30, 2019, the fair value of the mortgage servicing rights at First Bank & Trust was estimated at $5.0 million compared to $7.1 million at December 31, 2018.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of First Bank & Trust's mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 16.40% for the September 30, 2019 valuation compared to 10.30% for the December 31, 2018 valuation. The discount rate was 9.03% for both September 30, 2019 and December 31, 2018 valuations. The average capitalization rate for the first nine months of 2019 ranged from 80 to 98 basis points compared to a range of 93 to 117 basis points for 2018 since acquisition on May 18, 2018. Fees collected for the servicing of mortgage loans for others were $422,000 and $2.6 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $1.3 million and $7.3 million for the nine-months ended September 30, 2019 and September 30, 2018.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2019, and September 30, 2018:

	2019	2018
Balance at January 1,	$29,363	$23,248
Originations	654	4,322
Amortization	(2,867)	(4,394)
Sale of mortgage servicing rights	(20,556)	—
Acquired mortgage servicing rights	—	6,995
Valuation allowance	(1,572)	—
Balance at period end	$5,022	$30,171
Mortgage servicing rights, net to servicing portfolio	0.81%	0.73%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $87.0 million at

September 30, 2019 and $107.4 million at December 31, 2018. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $216,000 and $401,000 for the quarter ended September 30, 2019 and September 30, 2018, respectively, and $826,000 and $1.2 million for the nine-months ended September 30, 2019, and September 30, 2018, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 13.11% to 16.60% as of September 30, 2019, compared to 11.01% to 13.50% as of December 31, 2018. The discount rate range was 9.77% to 14.41% for the September 30, 2019, valuations compared to 13.44% to 16.96% for the December 31, 2018, valuations. The capitalization rate for both 2019 and 2018 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.8 million as of September 30, 2019, and $2.1 million as of December 31, 2018.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine-months ended September 30, 2019, and September 30, 2018:

	2019	2018
Balance at January 1,	$1,709	$2,609
Originations	102	82
Amortization	(555)	(835)
Valuation allowance on commercial servicing rights	(7)	12
Balance at period end	$1,249	$1,868
Fair value of commercial servicing rights	$1,827	$2,529
Commercial servicing rights, net to servicing portfolio	1.44%	1.63%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At September 30, 2019, a $1.6 million valuation allowance was required on mortgage servicing rights and at December 31, 2018, a $58,000 valuation allowance was required on mortgage servicing rights. At September 30, 2019, a $7,000 valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years. At December 31, 2018, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2019, and December 31, 2018:

September 30, 2019	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
Dubuque Bank and Trust Company	$—	$—	$—	$—	$—	$—
First Bank & Trust	1,511	1,267	244	5,140	3,755	1,385
Total	$1,511	$1,267	$244	$5,140	$3,755	$1,385
December 31, 2018
Dubuque Bank and Trust Company	$2,195	$4,636	$—	$20,025	$36,901	$—
First Bank & Trust	1,685	1,665	20	5,516	5,478	38
Total	$3,880	$6,301	$20	$25,541	$42,379	$38

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2019, and December 31, 2018:

September 30, 2019	Book Value Less than 20 Years	Fair Value Less than 20 Years	Impairment Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years	Impairment More than 20 Years
Citywide Banks	$—	$—	$—	$—	$—	$—
Premier Valley Bank	24	17	7	149	167	—
Wisconsin Bank & Trust	155	331	—	928	1,311	—
Total	$179	$348	$7	$1,077	$1,478	$—
December 31, 2018
Citywide Banks	$1	$6	$—	$18	$20	$—
Premier Valley Bank	45	74	—	178	184	—
Wisconsin Bank & Trust	249	411	—	1,218	1,439	—
Total	$295	$491	$—	$1,414	$1,643	$—
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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $2.2 million cash as collateral at September 30, 2019 compared to no collateral at December 31, 2018. At September 30, 2019, no collateral was required to be pledged by Heartland's counterparties, compared to $770,000 collateral at December 31, 2018.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2019, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $299,000. For the next twelve months, Heartland estimates that cash receipts and reclassification from accumulated other comprehensive income to reduce interest expense will total $134,000.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2019
Interest rate swap	$25,000	$(202)	Other liabilities	2.139%	2.255%	03/17/2021
Interest rate swap	20,000	(119)	Other liabilities	2.303	3.355	01/07/2020
Interest rate swap	26,667	154	Other assets	4.549	3.674	05/10/2021
Interest rate swap	26,500	(1,726)	Other liabilities	4.537	5.425	07/24/2028
Interest rate swap	20,000	(828)	Other liabilities	2.119	2.390	06/15/2024
Interest rate swap	20,000	(754)	Other liabilities	2.138	2.352	03/01/2024
Interest rate swap	6,000	(21)	Other liabilities	2.119	1.866	06/15/2021
Interest rate swap	3,000	(13)	Other liabilities	2.303	1.878	06/30/2021
December 31, 2018
Interest rate swap	$25,000	$191	Other assets	2.788%	2.255%	03/17/2021
Interest rate swap	20,000	(177)	Other liabilities	2.408	3.355	01/07/2020
Interest rate swap	10,000	29	Other assets	2.822	1.674	03/26/2019
Interest rate swap	10,000	28	Other assets	2.788	1.658	03/18/2019
Interest rate swap	29,667	763	Other assets	4.887	3.674	05/10/2021
Interest rate swap	28,750	(572)	Other liabilities	5.004	5.425	07/24/2028
Interest rate swap	20,000	157	Other assets	2.788	2.390	06/15/2024
Interest rate swap	20,000	185	Other assets	2.738	2.352	03/01/2024
Interest rate swap	6,000	105	Other Assets	2.788	1.866	06/15/2021
Interest rate swap	3,000	51	Other assets	2.787	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2019
Interest rate swaps	$(766)	Interest expense	$(31)	Other income	$—
Nine Months Ended September 30, 2019
Interest rate swaps	$(4,269)	Interest expense	$(296)	Other income	$—
Three Months Ended September 30, 2018
Interest rate swaps	$375	Interest expense	$21	Other income	$—
Nine Months Ended September 30, 2018
Interest rate swaps	$3,198	Interest expense	$(207)	Other income	$—

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

Heartland was required to pledge $3.4 million and $2.5 million of cash as collateral for these fair value hedges at September 30, 2019, and December 31, 2018, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at September 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2019
Fair value hedges	$—	$—	Other assets
Fair value hedges	21,349	(1,818)	Other liabilities
December 31, 2018
Fair value hedges	$19,820	$74	Other assets
Fair value hedges	15,064	$(339)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2019
Fair value hedges	$(263)	Interest income
Nine Months Ended September 30, 2019
Fair value hedges	$(1,553)	Interest income
Three Months Ended September 30, 2018
Fair value hedges	$179	Interest income
Nine Months Ended September 30, 2018
Fair value hedges	$1,423	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at September 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2019
Embedded derivatives	$11,742	$717	Other assets
Embedded derivatives	—	—	Other liabilities
December 31, 2018
Embedded derivatives	$11,266	$453	Other assets
Embedded derivatives	2,231	(54)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2019
Embedded derivatives	$1,389	Other noninterest income
Nine Months Ended September 30, 2019
Embedded derivatives	$318	Other noninterest income
Three Months Ended September 30, 2018
Embedded derivatives	$108	Other noninterest income
Nine Months Ended September 30, 2018
Embedded derivatives	$523	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $25.2 million and $2.0 million as of September 30, 2019, and December 31, 2018, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at September 30, 2019, and $680,000 at December 31, 2018. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the nine months ended September 30, 2019 and September 30, 2018, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at September 30, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2019
Customer interest rate swaps	$320,994	$21,281	Other assets	4.72%	4.32%
Customer interest rate swaps	320,994	(21,281)	Other liabilities	4.32	4.72
December 31, 2018
Customer interest rate swaps	$211,246	$4,449	Other assets	5.10%	4.96%
Customer interest rate swaps	211,246	(4,449)	Other liabilities	4.96	5.10

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge collateral of $0 at September 30, 2019, and $35,000 at December 31, 2018. Heartland's counterparties were required to pledge no collateral at both September 30, 2019 and December 31, 2018, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at September 30, 2019, and December 31, 2018, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2019
Interest rate lock commitments (mortgage)	Other assets	$29,816	$970
Forward commitments	Other assets	18,000	64
Forward commitments	Other liabilities	48,500	(209)
Undesignated interest rate swaps	Other liabilities	11,742	(717)
Undesignated interest rate swaps	Other assets	—	—
December 31, 2018
Interest rate lock commitments (mortgage)	Other assets	$22,451	$725
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	51,500	(399)
Undesignated interest rate swaps	Other liabilities	11,266	(453)
Undesignated interest rate swaps	Other assets	2,231	54

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and nine-month periods ended September 30, 2019, and September 30, 2018, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended September 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(255)
Forward commitments	Net gains on sale of loans held for sale	283
Undesignated interest rate swaps	Other noninterest income	(1,389)
Nine Months Ended September 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$561
Forward commitments	Net gains on sale of loans held for sale	255
Undesignated interest rate swaps	Other noninterest income	(318)
Three Months Ended September 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(4,470)
Forward commitments	Net gains on sale of loans held for sale	644
Undesignated interest rate swaps	Other noninterest income	108
Nine Months Ended September 30, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,849)
Forward commitments	Net gains on sale of loans held for sale	352
Undesignated interest rate swaps	Other noninterest income	523

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019, and December 31, 2018, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$8,950	$7,497	$1,453	$—
Mortgage and asset-backed securities	2,480,677	—	2,480,677	—
Obligations of states and political subdivisions	512,579	—	512,579	—
Equity securities with a readily determinable fair value	18,362	—	18,362	—
Derivative financial instruments(1)	22,152	—	22,152	—
Interest rate lock commitments	970	—	—	970
Forward commitments	64	—	64	—
Total assets at fair value	$3,043,754	$7,497	$3,035,287	$970
Liabilities
Derivative financial instruments(2)	$27,479	$—	$27,479	$—
Forward commitments	209	—	209	—
Total liabilities at fair value	$27,688	$—	$27,688	$—
December 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$31,951	$25,414	$6,537	$—
Mortgage and asset-backed securities	2,026,698	—	2,026,698	—
Obligations of states and political subdivisions	374,974	—	374,974	—
Equity securities	17,086	—	17,086	—
Derivative financial instruments(1)	6,539	—	6,539	—
Interest rate lock commitments	725	—	—	725
Total assets at fair value	$2,457,973	$25,414	$2,431,834	$725
Liabilities
Derivative financial instruments(2)	$6,044	$—	$6,044	$—
Forward commitments	399	—	399	—
Total liabilities at fair value	$6,443	$—	$6,443	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$10,767	$—	$—	$10,767	$1,098
Commercial real estate	1,088	—	—	1,088	72
Agricultural and agricultural real estate	11,536	—	—	11,536	1,015
Residential real estate	1,042	—	—	1,042	24
Consumer	645	—	—	645	—
Total collateral dependent impaired loans	$25,078	$—	$—	$25,078	$2,209
Loans held for sale	$35,427	$—	$35,427	$—	$(1,234)
Other real estate owned	$6,425	$—	$—	$6,425	$880
Premises, furniture and equipment held for sale	$3,251	$—	$—	$3,251	$954
Servicing rights	$5,039	$—	$—	$5,039	$1,579

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial	$12,932	$—	$—	$12,932	$660
Commercial real estate	405	—	—	405	72
Agricultural and agricultural real estate	11,070	—	—	11,070	575
Residential real estate	478	—	—	478	—
Consumer	624	—	—	624	—
Total collateral dependent impaired loans	$25,509	$—	$—	$25,509	$1,307
Loans held for sale	$119,801	$—	$52,577	$67,224	$(1,870)
Other real estate owned	$6,153	$—	$—	$6,153	$2,647
Premises, furniture and equipment held for sale	$7,258	$—	$—	$7,258	$59
Servicing rights	$7,143	$—	$—	$7,143	$58

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$970	Discounted cash flows	Closing ratio	0-99% (90%)(1)
Other real estate owned	6,425	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,039	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	3,251	Modified appraised value	Third party appraisal
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	10,767	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Commercial real estate	1,088	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	11,536	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	1,042	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Consumer	645	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
Balance at January 1,	$725	$1,738
Acquired interest rate lock commitments	—	1,383
Total gains (losses) included in earnings	561	(3,269)
Issuances	8,077	2,962
Settlements	(8,393)	(2,089)
Balance at period end	$970	$725

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2019, and December 31, 2018, were $970,000 and $725,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of September 30, 2019, and December 31, 2018, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$447,767	$447,767	$447,767	$—	$—
Time deposits in other financial institutions	3,711	3,711	3,711	—	—
Securities:
Carried at fair value	3,020,568	3,020,568	7,497	3,013,071	—
Held to maturity	87,965	97,905	—	97,905	—
Other investments	29,042	29,042	—	29,042	—
Loans held for sale	35,427	35,427	—	35,427	—
Loans, net:
Commercial	2,250,134	2,187,799	—	2,177,032	10,767
Commercial real estate	4,084,592	4,057,687	—	4,056,599	1,088
Agricultural and agricultural real estate	540,406	532,650	—	521,114	11,536
Residential real estate	587,288	561,187	—	560,145	1,042
Consumer	442,966	440,984	—	440,339	645
Total Loans, net	7,905,386	7,780,307	—	7,755,229	25,078
Cash surrender value on life insurance	171,471	171,471	—	171,471	—
Derivative financial instruments(1)	22,152	22,152	—	22,152	—
Interest rate lock commitments	970	970	—	—	970
Forward commitments	64	64	—	64	—
Financial liabilities:
Deposits
Demand deposits	3,581,127	3,581,127	—	3,581,127	—
Savings deposits	5,770,754	5,770,754	—	5,770,754	—
Time deposits	1,117,975	1,117,975	—	1,117,975	—
Deposits held for sale	—	—	—	—	—
Short term borrowings	107,853	107,853	—	107,853	—
Other borrowings	278,417	278,707	—	278,707	—
Derivative financial instruments(1)	27,479	27,479	—	27,479	—
Forward commitments	209	209	—	209	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.

			Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$273,630	$273,630	$273,630	$—	$—
Time deposits in other financial institutions	4,672	4,672	4,672	—	—
Securities:
Carried at fair value	2,450,709	2,450,709	25,414	2,425,295	—
Held to maturity	236,283	245,341	—	245,341	—
Other investments	28,396	28,396	—	28,396	—
Loans held for sale	119,801	119,801	—	52,577	67,224
Loans, net:
Commercial	1,994,785	1,955,607	—	1,942,675	12,932
Commercial real estate	3,684,213	3,667,138	—	3,666,733	405
Agricultural and agricultural real estate	561,265	553,112	—	542,042	11,070
Residential real estate	670,473	654,596	—	654,118	478
Consumer	434,998	432,016	—	431,392	624
Total Loans, net	7,345,734	7,262,469	—	7,236,960	25,509
Cash surrender value on life insurance	162,892	162,892	—	162,892	—
Derivative financial instruments(1)	6,539	6,539	—	6,539	—
Interest rate lock commitments	725	725	—	—	725
Financial liabilities:
Deposits
Demand deposits	3,264,737	3,264,737	—	3,264,737	—
Savings deposits	5,107,962	5,107,962	—	5,107,962	—
Time deposits	1,023,730	1,023,730	—	1,023,730	—
Deposits held for sale	106,409	100,241	—	—	100,241
Short term borrowings	227,010	227,010	—	227,010	—
Other borrowings	274,905	276,966	—	276,966	—
Derivative financial instruments(1)	6,044	6,044	—	6,044	—
Forward commitments	399	399	—	399	—

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

Deposits Held for Sale — As of September 30, 2019, Heartland had $0 of deposits held for sale. Prior to December 31, 2018, Heartland entered into agreements with third parties to sell the deposits of five branch locations, which totaled $106.4 million as of December 31, 2018. The estimated fair value in the table above was based on the carrying value of the deposits less the premium Heartland expected to receive in accordance with the sales contract when the transactions were completed in the first six months of 2019.

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

Service Charges and Fees
Service charges and fees consist of revenue generated from deposit account related service charges and fees, overdraft fees, customer service fees and other service charges, credit card fee income, debit card income and other service charges and fees.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three- and nine-months ended September 30, 2019, and 2018, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,221	$2,858	$9,383	$8,270
Overdraft fees	2,917	2,990	8,537	7,716
Customer service and other service fees	104	102	270	268
Credit card fee income	3,936	3,062	11,555	8,443
Debit card income	2,188	3,883	10,044	10,349
Total service charges and fees	$12,366	$12,895	$39,789	$35,046
Trust fees	4,959	4,499	14,258	13,794
Brokerage and insurance commissions	962	1,111	2,724	2,895
Total noninterest income in-scope of Topic 606	$18,287	$18,505	$56,771	$51,735

Out-of-scope of Topic 606
Loan servicing income	$821	$1,670	$3,888	$5,231
Securities gains/(losses), net	2,013	(145)	7,168	1,037
Unrealized gain on equity securities, net	144	54	514	97
Net gains on sale of loans held for sale	4,673	7,410	12,192	18,261
Valuation adjustment on servicing rights	(626)	230	(1,579)	12
Income on bank owned life insurance	881	892	2,668	2,206
Other noninterest income	3,207	1,149	6,556	3,536
Total noninterest income out-of-scope of Topic 606	11,113	11,260	31,407	30,380
Total noninterest income	$29,400	$29,765	$88,178	$82,115

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019, and December 31, 2018, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of September 30, 2019, 350,412 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $270,000 and $672,000 during the nine months ended September 30, 2019 and 2018, respectively.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2019, and September 30, 2018, 32,662 and 29,048 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of September 30, 2019, and 2018, and changes during the nine months ended September 30, 2019 and 2018, follows:

	2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	266,995	$43.89	301,578	$34.74
Granted	157,583	45.00	116,297	55.26
Vested	(142,023)	38.93	(127,429)	32.70
Forfeited	(26,136)	48.95	(27,678)	45.58
Outstanding at September 30,	256,419	$46.96	262,768	$43.65

Total compensation costs recorded for RSUs were $4.8 million and $3.7 million for the nine-month periods ended September 30, 2019 and 2018. As of September 30, 2019, there were $6.0 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

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

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of September 30, 2019, in thousands:

Assets	Classification	September 30, 2019
Operating lease assets	Other assets	$24,677
Total lease right-of-use assets		$24,677

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$26,403
Total lease liabilities		$26,403

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of September 30, 2019, in thousands:

	Income Statement Category	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost	Occupancy expense	$1,681	$4,548
Variable lease cost	Occupancy expense	42	109
Total lease cost		$1,723	$4,657
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications	Occupancy expense	$495	$2,959
Noncash reduction lease liabilities arising from lease modifications	Occupancy expense	284	2,771

Supplemental balance sheet information		As of September 30, 2019
Weighted-average remaining operating lease term (in years)		6.5

Weighted-average discount rate for operating leases		3.00%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of September 30, 2019 is as follows, in thousands:

Three months ending December 31, 2019	$1,503
Year ending December 31,
2020	5,931
2021	5,678
2022	4,346
2023	2,900
Thereafter	8,751
Total lease payments	$29,109
Less interest	(2,706)
Present value of lease liabilities	$26,403

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

Net income available to common stockholders for the quarter ended September 30, 2019, was $34.6 million, or $0.94 per diluted common share, compared to $33.7 million, or $0.97 per diluted common share, for the quarter ended September 30, 2018. Return on average common equity was 8.91% and return on average assets was 1.12% for the third quarter of 2019, compared to 10.58% and 1.18%, respectively, for the same quarter in 2018.

Net income available to common stockholders for the nine months ended September 30, 2019, was $111.3 million or $3.11 per diluted common share, compared to $84.8 million or $2.59 per diluted common share for the nine months ended September 30, 2018. Return on average common equity was 10.33% and return on average assets was 1.27% for the first nine months of 2019, compared to 9.95% and 1.07% for the same period in 2018.

For the third quarter of 2019, Heartland's net interest margin was 3.98% (4.02% on a fully tax-equivalent basis) compared to 4.32% (4.38% on a fully tax-equivalent basis) for the same quarter in 2018, and the efficiency ratio was 61.92% and 62.51% for the third quarter of 2019 and 2018, respectively. For the nine-month period ended September 30, 2019, Heartland's net interest margin was 4.05% (4.10% on a fully tax-equivalent basis) compared to 4.25% (4.32% on a fully tax-equivalent basis) for the same period in 2018. The efficiency ratio for the first nine months of 2019 was 63.95% compared to 65.03% for the same period in 2018.

Total assets of Heartland were $12.57 billion at September 30, 2019, an increase of $1.16 billion or 10% since year-end 2018. Securities represented 25% of total assets at September 30, 2019, and 24% of total assets at December 31, 2018.

Total loans held to maturity were $7.97 billion at September 30, 2019, compared to $7.41 billion at year-end 2018, an increase of $563.9 million or 8%. This change includes $542.0 million of total loans held to maturity acquired at fair value in the Blue Valley Ban Corp. ("BVBC") transaction. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with the branch sales described below in "Recent Developments". Excluding the reclassification of loans to held for sale and the BVBC transaction, total loans held to maturity increased $54.0 million or 1% since December 31, 2018.

Total deposits were $10.47 billion as of September 30, 2019, compared to $9.40 billion at year-end 2018, an increase of $1.07 billion or 11%. This increase includes $617.1 million of deposits acquired at fair value in the BVBC transaction. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with the branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the BVBC transaction, total deposits increased $533.3 million or 6% since December 31, 2018.

Total equity was $1.56 billion at September 30, 2019, compared to $1.33 billion at year-end 2018. Book value per common share was $42.62 at September 30, 2019, compared to $38.44 at year-end 2018. Heartland's unrealized gain on securities available for sale, net of applicable taxes, was $20.3 million at September 30, 2019, compared to an unrealized loss of $32.5 million, net of applicable taxes, at December 31, 2018.

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

The financial impact of the BVBC acquisition is included in the results of operations for the period ended September 30, 2019, but not in the results of operations for the same period ended September 30, 2018.

Branch Sales and Other Divestitures

•On January 11, 2019, Heartland completed the sale of the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. (collectively, "Citizens"). The loan portfolios had a fair value of $67.2 million.
•On February 22, 2019, Heartland completed the sale of two branch locations of Wisconsin Bank & Trust. The sale included loans of $11.7 million and deposits of $48.6 million. Heartland recorded a net gain of $3.2 million in the first quarter of 2019, which consisted of a gain of $3.5 million and write-off of $329,000 of core deposit intangibles.

•On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of approximately $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of approximately $34.8 million was received during the second quarter, and Heartland recorded an estimated gain on the sale of this portfolio of approximately $13.3 million. A payable of approximately $293,000 was recorded as of September 30, 2019, due to the timing of the servicing transfer per the terms of the sale agreement. In the agreement, which includes customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.
•On May 3, 2019, Heartland completed the sale of two branches of Illinois Bank & Trust. The sale included loans of $1.2 million and deposits of $11.4 million. Heartland recorded a net gain of $340,000 in the second quarter of 2019, which consisted of a gain of $519,000 and write-off of $179,000 of core deposit intangibles.
•On May 17, 2019, Heartland completed the sale of one branch of Citywide Banks. The sale included loans of $8.4 million and deposits of $24.4 million. Heartland recorded a net gain of $1.6 million in the second quarter of 2019, which consisted of a gain of $1.8 million and write-off of $174,000 of core deposit intangibles.
•On May 31, 2019, Heartland completed the sale of two branch locations of Dubuque Bank and Trust Company, which operated as First Community Bank, in Keokuk, Iowa. The sale included loans of $17.5 million and deposits of $72.0 million. Heartland recorded a gain of $4.2 million in the second quarter of 2019.

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

Three of the most significant investments in technology and process improvement are:
•a project called Operation Customer Compass, which is focused on streamlining and automating processes. This project is intended to create back-office capacity for growth and enhance the customer experience. Expense reductions of over $10 million annually are expected to be realized once the project is completed, which is anticipated to be the end of 2019;
•an upgrade to the existing customer relationship management system to the Salesforce Platform, which is an industry leader for relationship management, and,
•the implementation of nCino, a premiere commercial loan origination system.

The upgrade to Salesforce and the implementation of nCino is expected to significantly improve the sales management process and improve the effectiveness of the commercial sales teams. The integration between nCino and Salesforce is expected to improve back office efficiencies and shorten the sales cycle. These two projects are currently underway and will be ongoing into mid-2020.

Pending Acquisition-Rockford Bank and Trust Company
On August 13, 2019, Heartland's Illinois Bank & Trust subsidiary entered into a purchase and assumption agreement to acquire substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company ("RB&T"), headquartered in Rockford, Illinois. RB&T is a wholly-owned subsidiary of Moline, Illinois-based QCR Holdings, Inc. As of September 30, 2019, RB&T had total assets of $519.5 million, which included $417.3 million of gross loans held to maturity, and $451.5 million of deposits. RB&T serves the Rockford market from two full-service banking locations. The all-cash transaction is subject to regulatory approval and to customary closing conditions and is expected to close in the fourth quarter of 2019. The systems conversion is expected to occur in the first quarter of 2020.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
STATEMENT OF INCOME DATA
Interest income	$133,403	$124,894	$381,127	$339,517
Interest expense	22,082	14,216	60,143	35,846
Net interest income	111,321	110,678	320,984	303,671
Provision for loan losses	5,201	5,238	11,754	14,332
Net interest income after provision for loan losses	106,120	105,440	309,230	289,339
Noninterest income	29,400	29,765	88,178	82,115
Noninterest expenses	92,967	92,539	256,295	265,067
Income taxes	7,941	8,956	29,835	21,530
Net income	34,612	33,710	111,278	84,857
Preferred dividends	—	(13)	—	(39)
Net income available to common stockholders	$34,612	$33,697	$111,278	$84,818

Key Performance Ratios
Annualized return on average assets	1.12%	1.18%	1.27%	1.07%
Annualized return on average common equity (GAAP)	8.91%	10.58%	10.33%	9.95%
Annualized return on average tangible common equity (non-GAAP)(1)	13.78%	17.31%	16.13%	15.64%
Annualized ratio of net charge-offs to average loans	0.14%	0.28%	0.13%	0.17%
Annualized net interest margin (GAAP)	3.98%	4.32%	4.05%	4.25%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	4.02%	4.38%	4.10%	4.32%
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	61.92%	62.51%	63.95%	65.03%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common shareholders (GAAP)	$34,612	$33,697	$111,278	$84,818
Plus core deposit and customer relationship intangibles amortization, net of tax(2)	2,291	2,075	7,153	5,343
Adjusted net income available to common shareholders (non-GAAP)	$36,903	$35,772	$118,431	$90,161

Average common stockholders' equity (GAAP)	$1,541,369	$1,263,226	$1,440,754	$1,139,149
Less average goodwill	427,097	391,668	409,932	323,058
Less average other intangibles, net	51,704	51,592	49,373	45,207
Average tangible common equity (non-GAAP)	$1,062,568	$819,966	$981,449	$770,884
Annualized return on average common equity (GAAP)	8.91%	10.58%	10.33%	9.95%
Annualized return on average tangible common equity (non-GAAP)	13.78%	17.31%	16.13%	15.64%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$111,321	$110,678	$320,984	$303,671
Plus tax-equivalent adjustment(2)	1,140	1,544	3,820	4,663
Net interest income - tax-equivalent (non-GAAP)	$112,461	$112,222	$324,804	$308,334

Average earning assets	$11,102,581	$10,154,591	$10,598,465	$9,547,147
Net interest margin (GAAP)	3.98%	4.32%	4.05%	4.25%
Net interest margin, fully tax-equivalent (non-GAAP)	4.02%	4.38%	4.10%	4.32%

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$111,321	$110,678	$320,984	$303,671
Plus tax-equivalent adjustment(2)	1,140	1,544	3,820	4,663
Fully tax-equivalent net interest income	112,461	112,222	324,804	308,334
Noninterest income	29,400	29,765	88,178	82,115
Securities (gains)/losses, net	(2,013)	145	(7,168)	(1,037)
Unrealized gain on equity securities, net	(144)	(54)	(514)	(97)
Gain on extinguishment of debt	(375)	—	(375)	—
Valuation adjustment on servicing rights	626	(230)	1,579	(12)
Adjusted income (non-GAAP)	$139,955	$141,848	$406,504	$389,303

Total noninterest expenses (GAAP)	$92,967	$92,539	$256,295	$265,067
Less:
Core deposit and customer relationship intangibles amortization	2,899	2,626	9,054	6,763
Partnership investment in tax credit projects	3,052	338	4,992	338
(Gain)/loss on sales/valuations of assets, net	356	912	(20,934)	2,243
Restructuring expenses	—	—	3,227	2,564
Adjusted noninterest expenses (non-GAAP)	$86,660	$88,663	$259,956	$253,159

Efficiency ratio, fully tax-equivalent (non-GAAP)	61.92%	62.51%	63.95%	65.03%

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.
(2) Computed on a tax-equivalent basis using an effective tax rate of 21%.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
BALANCE SHEET DATA
Investments	$3,137,575	$2,681,419	$2,516,055	$2,715,388	$2,540,779
Loans held for sale	35,427	34,575	69,716	119,801	77,727
Total loans receivable(1)	7,971,608	7,853,051	7,331,544	7,407,697	7,365,493
Allowance for loan losses	66,222	63,850	62,639	61,963	61,221
Total assets	12,569,262	12,160,290	11,312,495	11,408,006	11,335,132
Total deposits(2)	10,469,856	10,108,557	9,352,942	9,396,429	9,512,163
Long-term obligations	278,417	282,863	268,312	274,905	277,563
Common stockholders’ equity	1,563,843	1,521,787	1,372,102	1,325,175	1,280,393

Common Share Data
Book value per common share (GAAP)	$42.62	$41.48	$39.65	$38.44	$37.14
Tangible book value per common share (non-GAAP)(3)	$29.62	$28.40	$27.04	$25.70	$24.33
Common shares outstanding, net of treasury stock	36,696,190	36,690,061	34,603,611	34,477,499	34,473,029
Tangible common equity ratio (non-GAAP)(3)	8.99%	8.92%	8.60%	8.08%	7.70%

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,563,843	$1,521,787	$1,372,102	$1,325,175	$1,280,393
Less goodwill	427,097	427,097	391,668	391,668	391,668
Less core deposit and customer relationship intangibles, net	49,819	52,718	44,637	47,479	50,071
Tangible common stockholders' equity (non-GAAP)	$1,086,927	$1,041,972	$935,797	$886,028	$838,654

Common shares outstanding, net of treasury stock	36,696,190	36,690,061	34,603,611	34,477,499	34,473,029
Common stockholders' equity (book value) per share (GAAP)	$42.62	$41.48	$39.65	$38.44	$37.14
Tangible book value per common share (non-GAAP)	$29.62	$28.40	$27.04	$25.70	$24.33

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$1,086,927	$1,041,972	$935,797	$886,028	$838,654

Total assets (GAAP)	$12,569,262	$12,160,290	$11,312,495	$11,408,006	$11,335,132
Less goodwill	427,097	427,097	391,668	391,668	391,668
Less core deposit and customer relationship intangibles, net	49,819	52,718	44,637	47,479	50,071
Total tangible assets (non-GAAP)	$12,092,346	$11,680,475	$10,876,190	$10,968,859	$10,893,393
Tangible common equity ratio (non-GAAP)	8.99%	8.92%	8.60%	8.08%	7.70%

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

The non-GAAP measures presented in this Quarterly Report on Form 10-Q, management's reason for including each measure and the method of calculating each measure are presented below:

•Annualized return on average tangible common equity is net income available to common stockholders plus core deposit and customer relationship intangibles amortization, net of tax, divided by average common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate financial condition and capital strength.
•Annualized net interest margin, fully tax-equivalent, adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.
•Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in reconciliation contained in this Quarterly Report on Form 10-Q.

•Tangible book value per common share is total common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net, divided by common shares outstanding, net of treasury. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.
•Tangible common equity ratio is total common stockholders' equity less goodwill and core deposit and customer relationship intangibles, net, divided by total assets less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Heartland's success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix for the quarters ended September 30, 2019 and 2018 and the nine-month periods ended September 30, 2019 and 2018. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. Growth in interest income on a tax-equivalent basis was largely due to the increase in average earning assets primarily from recent acquisitions. Increases in total interest expense were primarily due to recent increases in market interest rates and deposit growth from recent acquisitions. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP. Refer to the financial highlights above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

For the Quarters ended September 30, 2019 and 2018
Net interest margin, expressed as a percentage of average earning assets, was 3.98% (4.02% on a fully tax-equivalent basis) during the third quarter of 2019, compared to 4.32% (4.38% on a fully tax-equivalent basis) during the third quarter of 2018. For the third quarter of 2019, Heartland's net interest margin included 23 basis points of purchase accounting discount amortization compared to 25 basis points in the same quarter of 2018.

Total interest income for the third quarter of 2019 was $133.4 million, an increase of $8.5 million or 7%, compared to $124.9 million recorded in the third quarter of 2018. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.1 million for the third quarter of 2019 and $1.5 million for the third quarter of 2018. With these adjustments, total interest income on a tax-equivalent basis was $134.5 million for the third quarter of 2019, an increase of $8.1 million or 6%, compared to $126.4 million for the third quarter of 2018.

Average earning assets increased $948.0 million or 9% to $11.10 billion from $10.15 billion in the third quarter of 2018, which was primarily attributable to recent acquisitions. The average interest rate on earning assets decreased 13 basis points to 4.81% for the third quarter of 2019 compared to 4.94% for the same quarter in 2018. In the first quarter of 2019, Heartland sold its higher yielding consumer loan portfolios, which decreased the average rate on earning assets by approximately 13 basis points for the third quarter of 2019 compared to the same quarter in 2018.

Total interest expense for the third quarter of 2019 was $22.1 million, an increase of $7.9 million or 55% from $14.2 million in the third quarter of 2018. The average interest rate paid on Heartland's interest bearing liabilities increased to 1.22% for the third quarter of 2019 compared to 0.86% for the third quarter of 2018, which was primarily due to recent increases in market interest rates. The average interest rate paid on savings deposits was 0.94% during the third quarter of 2019 compared to 0.56% for the third quarter of 2018, and the average interest rate paid on time deposits was 1.62% for the third quarter of 2019 compared to 1.03% for the third quarter of 2018. The average interest rate paid on Heartland's borrowings was 4.26% for the third quarter of 2019 compared to 3.91% in the third quarter of 2018.

For the quarter ended September 30, 2019, average interest bearing liabilities were $7.17 billion, an increase of $630.0 million or 10%, from $6.54 billion for the quarter ended September 30, 2018. Average interest bearing deposits increased $666.8 million or 11% to $6.79 billion for the quarter ended September 30, 2019, from $6.13 billion in the same quarter in 2018. Average borrowings decreased $36.8 million or 9% to $382.2 million during the third quarter of 2019 from $419.0 million during the same quarter in 2018. The increase in Heartland's average interest bearing liabilities is primarily attributable to recent acquisitions.

Net interest income increased $643,000 or 1% to $111.3 million in the third quarter of 2019 from $110.7 million in the third quarter of 2018. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $112.5 million during the third quarter of 2019, an increase of $239,000 or less than 1% from $112.2 million during the third quarter of 2018.

For the Nine Months Ended September 30, 2019 and 2018
Net interest margin, expressed as a percentage of average earning assets, was 4.05% (4.10% on a fully tax-equivalent basis) during the nine-month period ended September 30, 2019, compared to 4.25% (4.32% on a fully tax-equivalent basis) during the same period of 2018. For the nine months ended September 30, 2019, Heartland's net interest margin included 19 basis points of purchase accounting discount amortization compared to 21 basis points for the same period of 2018.

Total interest income for the first nine months of 2019 was $381.1 million, an increase of $41.6 million or 12%, compared to $339.5 million recorded in the first nine months of 2018. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $3.8 million for the first nine months of 2019 and $4.7 million for the same period of 2018. With these adjustments, total interest income on a tax-equivalent basis was $384.9 million for the first nine months of 2019, an increase of $40.8 million or 12%, compared to $344.2 million for the first nine months of 2018.

Average earning assets increased $1.05 billion or 11% to $10.60 billion for the first nine months of 2019 from $9.55 billion for the first nine months of 2018, which was primarily attributable to recent acquisitions. The average interest rate on earning assets increased 4 basis points to 4.86% for the first nine months of 2019 compared to 4.82% for the same period in 2018. In the first quarter of 2019, Heartland sold its higher yielding consumer loan portfolios, which decreased the average rate on earning assets by approximately 14 basis points for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Total interest expense for the nine-month period ended September 30, 2019 was $60.1 million, an increase of $24.3 million or 68% from $35.8 million in the nine-month period ended September 30, 2018. The average interest rate paid on Heartland's interest bearing liabilities increased to 1.17% for the nine months ended September 30, 2019 compared to 0.78% for the same period of 2018, which was primarily due to recent increases in market interest rates. The average interest rate paid on savings deposits was 0.88%, and the average interest rate paid on time deposits was 1.45% during the first nine months of 2019 compared to 0.47% and 0.96%, respectively, for the first nine months of 2018. The average interest rate paid on Heartland's borrowings for the nine months ended September 30, 2019 and 2018, was 4.22% and 3.82%, respectively.

For the first nine months of 2019, average interest bearing liabilities were $6.89 billion, an increase of $740.6 million or 12%, from $6.15 billion for the same period of 2018. Average interest bearing deposits increased $755.7 million or 13% to $6.49 billion for the nine months ended September 30, 2019, from $5.73 billion in the first nine months of 2018. Average borrowings decreased $15.1 million or 4% to $405.6 million during the first nine months of 2019 from $420.7 million during the same period in 2018.

Net interest income increased $17.3 million or 6% to $321.0 million in the first nine months of 2019 from $303.7 million recorded in the first nine months of 2018. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $324.8 million during the first nine months of 2019, an increase of $16.5 million or 5% from $308.3 million during the same period of 2018.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)

	For the Quarter Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,658,107	$18,567	2.77%	$2,217,863	$16,123	2.92%	$2,066,071	$14,433	2.77%
Nontaxable(1)	266,933	2,682	3.99	324,164	3,233	4.00	435,045	4,418	4.03
Total securities	2,925,040	21,249	2.88	2,542,027	19,356	3.05	2,501,116	18,851	2.99
Interest on deposits with other banks and other short-term investments	358,327	2,151	2.38	424,262	2,299	2.17	252,535	1,238	1.94
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)
Commercial and commercial real estate(1)	6,216,133	86,864	5.54	5,968,424	82,328	5.53	5,637,360	77,443	5.45
Residential mortgage	662,663	7,979	4.78	676,465	8,238	4.88	736,875	8,952	4.82
Agricultural and agricultural real estate(1)	550,441	7,551	5.44	558,128	7,581	5.45	571,599	7,725	5.36
Consumer	454,441	6,697	5.85	445,545	6,517	5.87	516,342	10,043	7.72
Fees on loans		2,052	—		1,952	—		2,186	—
Less: allowance for loan losses	(64,464)	—	—	(62,685)	—	—	(61,236)	—	—
Net loans	7,819,214	111,143	5.64	7,585,877	106,616	5.64	7,400,940	106,349	5.70
Total earning assets	11,102,581	134,543	4.81%	10,552,166	128,271	4.88%	10,154,591	126,438	4.94%
Nonearning Assets	1,190,751			1,156,372			1,136,698
Total Assets	$12,293,332			$11,708,538			$11,291,289
Interest Bearing Liabilities(3)
Savings	$5,643,722	$13,301	0.94%	$5,360,355	$11,895	0.89%	$4,932,013	$6,980	0.56%
Time deposits	1,149,064	4,681	1.62	1,142,842	4,243	1.49	1,193,971	3,112	1.03
Short-term borrowings	102,440	250	0.97	92,977	338	1.46	148,041	464	1.24
Other borrowings	279,718	3,850	5.46	276,275	3,819	5.54	270,924	3,660	5.36
Total interest bearing liabilities	7,174,944	22,082	1.22%	6,872,449	20,295	1.18%	6,544,949	14,216	0.86%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,460,857			3,287,559			3,404,759
Accrued interest and other liabilities	116,162			106,142			77,786
Total noninterest bearing liabilities	3,577,019			3,393,701			3,482,545
Stockholders' Equity	1,541,369			1,442,388			1,263,795
Total Liabilities and Stockholders' Equity	$12,293,332			$11,708,538			$11,291,289
Net interest income, fully tax-equivalent (non-GAAP)(1)		$112,461			$107,976			$112,222
Net interest spread(1)			3.59%			3.70%			4.08%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.02%			4.10%			4.38%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
DOLLARS IN THOUSANDS

	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,350,120	$50,566	2.88%	$1,937,053	$38,280	2.64%
Nontaxable(1)	327,150	9,830	4.02%	444,127	13,485	4.06
Total securities	2,677,270	60,396	3.02	2,381,180	51,765	2.91
Interest bearing deposits with other banks and other short-term investments	334,191	5,742	2.30	183,905	2,413	1.75
Federal funds sold	185	4	2.89	471	—	—
Loans:(2)
Commercial and commercial real estate(1)	5,978,304	247,275	5.53	5,319,862	211,557	5.32
Residential mortgage	670,896	23,396	4.66	688,367	23,365	4.54
Agricultural and agricultural real estate(1)	554,344	22,433	5.41	542,755	20,579	5.07
Consumer	446,546	19,693	5.90	489,417	27,895	7.62
Fees on loans		6,008	—		6,606	—
Less: allowance for loan losses	(63,271)	—	—	(58,810)	—	—
Net loans	7,586,819	318,805	5.62	6,981,591	290,002	5.55
Total earning assets	10,598,465	384,947	4.86%	9,547,147	344,180	4.82%
Nonearning Assets	1,161,655			1,023,306
Total Assets	$11,760,120			$10,570,453
Interest Bearing Liabilities(3)
Savings	$5,376,999	$35,279	0.88%	$4,681,710	$16,306	0.47%
Time deposits	1,109,302	12,054	1.45	1,048,878	7,535	0.96
Short-term borrowings	129,928	1,477	1.52	149,453	1,279	1.14
Other borrowings	275,642	11,333	5.50	271,234	10,726	5.29
Total interest bearing liabilities	6,891,871	60,143	1.17%	6,151,275	35,846	0.78%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,317,187			3,207,709
Accrued interest and other liabilities	110,308			71,506
Total noninterest bearing liabilities	3,427,495			3,279,215
Stockholders' Equity	1,440,754			1,139,963
Total Liabilities and Stockholders' Equity	$11,760,120			$10,570,453
Net interest income, fully tax-equivalent (non-GAAP)(1)		$324,804			$308,334
Net interest spread(1)			3.69%			4.04%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.10%			4.32%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Includes deposits held for sale.

Provision For Loan Losses

The allowance for loan losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for loan losses. The provision for loan losses was $5.2 million for the third quarter of 2019 and 2018. For the nine months ended September 30, 2019, provision expense totaled $11.8 million compared to $14.3 million for the same period of 2018.

The impact of the sale of the Citizen's Finance loan portfolios resulted in net recoveries of $1,800 for the third quarter and $629,000 for the first nine months of 2019, compared to net charge-offs of $805,000 in the third quarter of 2018 and $2.3 million for the first nine months of 2018. As a result of the sale of the Citizen's Finance loan portfolios, Heartland recorded negative provision expense of $1,800 and $629,000 for the third quarter of 2019 and first nine months of 2019, respectively. Provision expense related to the Citizen's Finance loan portfolios of $769,000 and $2.3 million, respectively, was recorded for the same periods of 2018. This was a change to provision expense of $771,000 and $2.9 million for the three- and nine-months ended September 30, 2019, respectively, for the Citizen's Finance loan portfolios.

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

Heartland believes the allowance for loan losses as of September 30, 2019, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and nine-month periods ended September 30, 2019, and 2018, in thousands:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Service charges and fees	$12,366	$12,895	$(529)	(4)%
Loan servicing income	821	1,670	(849)	(51)
Trust fees	4,959	4,499	460	10
Brokerage and insurance commissions	962	1,111	(149)	(13)
Securities gains/(losses), net	2,013	(145)	2,158	1,488
Unrealized gain on equity securities, net	144	54	90	167
Net gains on sale of loans held for sale	4,673	7,410	(2,737)	(37)
Valuation adjustment on servicing rights	(626)	230	(856)	(372)
Income on bank owned life insurance	881	892	(11)	(1)
Other noninterest income	3,207	1,149	2,058	179
Total noninterest income	$29,400	$29,765	$(365)	(1)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Service charges and fees	$39,789	$35,046	$4,743	14%
Loan servicing income	3,888	5,231	(1,343)	(26)
Trust fees	14,258	13,794	464	3
Brokerage and insurance commissions	2,724	2,895	(171)	(6)
Securities gains, net	7,168	1,037	6,131	591
Unrealized gain on equity securities, net	514	97	417	430
Net gains on sale of loans held for sale	12,192	18,261	(6,069)	(33)
Valuation adjustment on servicing rights	(1,579)	12	(1,591)	(13,258)
Income on bank owned life insurance	2,668	2,206	462	21
Other noninterest income	6,556	3,536	3,020	85
Total noninterest income	$88,178	$82,115	$6,063	7%

Total noninterest income totaled $29.4 million during the third quarter of 2019 compared to $29.8 million during the third quarter of 2018, a decrease of $365,000 or 1%. For the nine months ended September 30, 2019, total noninterest income totaled $88.2 million compared to $82.1 million for the first nine months of 2018, which was an increase of $6.1 million or 7%. The changes for the quarterly and nine month comparison were primarily the result of higher securities gains, net, which were partially offset by lower loan servicing income, net gains on sale of loans held for sale and valuation adjustment on servicing rights. Also impacting the nine months ended September 30, 2019 compared to the same period in 2018 were higher service charges and fees.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and nine-month periods ended September 30, 2019, and 2018, in thousands:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Service charges and fees on deposit accounts	$3,221	$2,858	$363	13%
Overdraft fees	2,917	2,990	(73)	(2)
Customer service and other service fees	104	102	2	2
Credit card fee income	3,936	3,062	874	29
Debit card income	2,188	3,883	(1,695)	(44)
Total service charges and fees	$12,366	$12,895	$(529)	(4)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Service charges and fees on deposit accounts	$9,383	$8,270	$1,113	13%
Overdraft fees	8,537	7,716	821	11
Customer service and other service fees	270	268	2	1
Credit card fee income	11,555	8,443	3,112	37
Debit card income	10,044	10,349	(305)	(3)
Total service charges and fees	$39,789	$35,046	$4,743	14%

Total service charges and fees decreased $529,000 or 4% to $12.4 million during the third quarter of 2019 compared to $12.9 million during the third quarter of 2018, as increases in credit card fee income and service charges and fees on deposit accounts were offset by a decrease in debit card income. Total service charges and fees increased $4.7 million or 14% to $39.8 million during the first nine months of 2019 compared to $35.0 million for the same period of 2018, which was primarily attributable to higher service charges and fees on deposit accounts and higher credit card fee income.

Service charges and fees on deposit accounts increased $363,000 or 13% to $3.2 million for the third quarter of 2019 compared to $2.9 million for the third quarter of 2018. For the first nine months of 2019, service charges and fees on deposit accounts totaled $9.4 million compared to $8.3 million for the first nine months of 2018, which was an increase of $1.1 million or 13%. Overdraft fees decreased $73,000 or 2% to $2.9 million for the third quarter of 2019 compared to $3.0 million for the third quarter of 2018, and overdraft fees increased $821,000 or 11% during the first nine months of 2019 to $8.5 million compared to $7.7 million for the first nine months of 2018. The increases in service charges and fees on deposit accounts and overdraft fees were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2018 and the first half of 2019.

Fees associated with credit card services were $3.9 million during the third quarter of 2019 compared to $3.1 million during the third quarter of 2018, an increase of $874,000 or 29%. For the nine months ended September 30, 2019, credit card fee income totaled $11.6 million, which was an increase of $3.1 million or 37% from $8.4 million recorded in the same period of 2018. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at the recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Debit card income decreased $1.7 million or 44% to $2.2 million for the third quarter of 2019 compared to $3.9 million for the third quarter of 2018. For the nine months ended September 30, 2019, debit card income decreased $305,000 or 3% to $10.0 million from $10.3 million for the nine months ended September 30, 2018. The decrease for the quarterly period was primarily attributable to the impact of the Durbin Amendment, which restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment was effective for Heartland on July 1, 2019.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and nine-month periods ended September 30, 2019, and 2018, in thousands:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Commercial and agricultural loan servicing fees(1)	$774	$702	$72	10%
Residential mortgage servicing fees	519	2,610	(2,091)	(80)
Mortgage servicing rights amortization	(472)	(1,642)	1,170	71
Total loan servicing income	$821	$1,670	$(849)	(51)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Commercial and agricultural loan servicing fees(1)	$2,270	$2,375	$(105)	(4)%
Residential mortgage servicing fees	4,484	7,250	(2,766)	(38)
Mortgage servicing rights amortization	(2,866)	(4,394)	1,528	35
Total loan servicing income	$3,888	$5,231	$(1,343)	(26)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $821,000 during the third quarter of 2019 compared to $1.7 million during the third quarter of 2018, a decrease of $849,000 or 51%. For the nine months ended September 30, 2019, loan servicing income totaled $3.9 million, which was a decrease of $1.3 million or 26% from $5.2 million recorded in the same period of 2018. The decrease for both the quarterly and year-to-date comparisons was primarily due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, which occurred on April 30, 2019. This transaction does not impact the residential mortgage servicing portfolio of Heartland's PrimeWest Mortgage Corporation subsidiary.

Securities Gains, Net
Securities gains, net, totaled $2.0 million for the third quarter of 2019 compared to net securities losses of $145,000 for the third quarter of 2018, which was an increase of $2.2 million. Securities gains, net, totaled $7.2 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively, which was an increase of $6.1 million. Heartland's net unrealized gain on securities available for sale totaled $27.5 million at September 30, 2019, compared to net unrealized losses of $68.8 million at September 30, 2018.

Net Gains on Sale of Loans Held for Sale
During the third quarter of 2019, net gains on sale of loans held for sale totaled $4.7 million compared to $7.4 million during the same period in 2018, a decrease of $2.7 million or 37%. For the nine months ended September 30, 2019, net gains on sales of loans held for sale totaled $12.2 million compared to $18.3 million for the nine months ended September 30, 2018, which was a decrease of $6.1 million or 33%. These decreases were primarily due to the outsourcing of Heartland's legacy residential mortgage lending operations in the fourth quarter of 2018.

Other Noninterest Income

Other noninterest income totaled $3.2 million and $1.1 million for the quarters ended September 30, 2019 and 2018, respectively, which was an increase of $2.1 million or 179%. Commercial swap fee income increased $1.3 million to $1.6 million for the third quarter of 2019 compared to $374,000 for the same quarter of 2018. Also included in other noninterest income for the third quarter of 2019 was a gain on the extinguishment of debt of $375,000. For the nine months ended September 30, 2019 and 2018, other noninterest income totaled $6.6 million and $3.5 million, respectively, which was an increase of $3.0 million or 85%. This increase was primarily attributable to a recovery of $266,000 on an acquired loan that was charged off prior to acquisition, $368,000 from a death benefit on bank owned life insurance, as well as the items impacting the third quarter of 2019.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three- and nine-month periods ended September 30, 2019, and 2018, in thousands:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Salaries and employee benefits	$50,027	$49,921	$106	—%
Occupancy	6,594	6,348	246	4
Furniture and equipment	2,858	3,470	(612)	(18)
Professional fees	12,131	12,800	(669)	(5)
Advertising	2,737	2,754	(17)	(1)
Core deposit and customer relationship intangibles amortization	2,899	2,626	273	10
Other real estate and loan collection expenses, net	(89)	784	(873)	(111)
(Gain)/loss on sales/valuations of assets, net	356	912	(556)	(61)
Restructuring expenses	—	—	—	—
Other noninterest expenses	15,454	12,924	2,530	20
Total noninterest expenses	$92,967	$92,539	$428	—%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Salaries and employee benefits	$150,307	$149,389	$918	1%
Occupancy	19,637	18,706	931	5
Furniture and equipment	8,770	9,403	(633)	(7)
Professional fees	38,478	32,880	5,598	17
Advertising	7,723	6,839	884	13
Core deposit and customer relationship intangibles amortization	9,054	6,763	2,291	34
Other real estate and loan collection expenses, net	774	2,464	(1,690)	(69)
(Gain)/loss on sales/valuations of assets, net	(20,934)	2,243	(23,177)	(1,033)
Restructuring expenses	3,227	2,564	663	26
Other noninterest expenses	39,259	33,816	5,443	16
Total noninterest expenses	$256,295	$265,067	$(8,772)	(3)%

For the third quarter of 2019, noninterest expenses totaled $93.0 million compared to $92.5 million during the third quarter of 2018, an increase of $428,000 or less than 1%. For the nine months ended September 30, 2019, total noninterest expenses were $256.3 million compared to $265.1 million for the same period of 2018, which was a decrease of $8.8 million or 3%.

Management has taken actions to streamline operations and reduce expenses, which included restructuring its mortgage lending operations, optimizing bank branch locations, and strategic initiative projects. Operation Customer Compass is anticipated to be complete by the end of 2019, and this project is focused on streamlining and automating processes. Expense reductions of over $10 million annually are expected to be realized once the Operation Customer Compass project is completed. Other process improvement projects will continue into mid-2020. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction in order to optimize cost savings. Notable changes in noninterest expense categories for the quarterly and nine-month periods ended September 30, 2019 and 2018 are as follows:

Professional Fees
Professional fees for the third quarter of 2019 totaled $12.1 million compared to $12.8 million for the same quarter of 2018, which was a decrease of $669,000 or 5%. For the nine months ended September 30, 2019, professional fees totaled $38.5 million compared to $32.9 million for the nine months ended September 30, 2018, which was an increase of $5.6 million or 17%. In the third quarter of 2019, Heartland's banks reversed the accrual for FDIC insurance assessments, which totaled $1.8 million, because the Deposit Insurance Fund ratio exceeded 1.38%, which is threshold required for assessment credits to be applied. This resulted in a benefit recorded in professional fees of $1.8 million for the third quarter of 2019 compared to expense of $1.1 million for the third quarter of 2018. Future FDIC insurance assessment expense may continue to be reduced by the assessment credits depending on the level of the Deposit Insurance Fund until the credits are fully utilized.

Professional fees related to Heartland's 2019 strategic initiative projects totaled $1.2 million for the third quarter and $4.3 million for the nine months ended September 30, 2019. The remainder of the increase for both the quarterly and year-to-date comparisons was primarily attributable to professional fees incurred at recently acquired entities, model validation expenses, and increased advisory services associated with the higher level of regulation resulting from Heartland having assets over $10 billion.

Core Deposit and Customer Relationship Intangibles Amortization
Core deposit and customer relationship intangibles amortization was $2.9 million for the third quarter of 2019 compared to $2.6 million for the same quarter of 2018, which was an increase of $273,000 or 10%. For the nine months ended September 30, 2019, core deposit and customer relationship intangibles amortization was $9.1 million compared to $6.8 million for the same period of 2018, which was an increase of $2.3 million or 34%. The increase for the quarterly comparison was due to recent acquisitions. The increase for the nine-month comparison was due to recent acquisitions and write-offs totaling $682,000 related to the branch sales at Illinois Bank & Trust, Citywide Banks and Wisconsin Bank & Trust.

Gain/Loss on Sales/Valuations of Assets, Net
Net losses on sales/valuations of assets totaled $356,000 during the third quarter of 2019 compared to $912,000 for the third quarter of 2018, which was a decrease of $556,000 or 61%. For the nine months ended September 30, 2019, net gains on sales/valuations of assets totaled $20.9 million compared to net losses on sales/valuations of assets of $2.2 million, which was a change of $23.2 million. In the second quarter of 2019, gains of $19.8 million were recorded in conjunction with the branch sales at Illinois Bank & Trust, Citywide Banks, and Dubuque Bank and Trust Company, and the sale of Dubuque Bank and Trust Company's mortgage servicing rights portfolio. Additionally, a gain of $3.5 million was recorded related to the sale of two branches at Wisconsin Bank & Trust in the first quarter of 2019.
Other noninterest expenses
Other noninterest expenses totaled $15.5 million for the third quarter of 2019 compared to $12.9 million for the third quarter of 2018, which was an increase of $2.5 million or 20%. For the nine months ended September 30, 2019 and 2018, other noninterest expenses totaled $39.3 million and $33.8 million, respectively, which was an increase of $5.4 million or 16%. Write-downs on partnership investments which qualified for tax credits totaled $3.1 million and $5.0 million for the quarter and the nine months ended September 30, 2019, respectively, compared to $338,000 for the same periods of 2018.

Efficiency Ratio

One of Heartland's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis, by reducing it to the 55-60% range over the next twelve to eighteen months. During the third quarter of 2019, Heartland's efficiency ratio on a fully tax-equivalent basis decreased by 59 basis points to 61.92% in comparison with 62.51% for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, Heartland's efficiency ratio was 63.95%, which was an improvement of 108 basis points from 65.03% for the same period of 2018.

Income Taxes

Heartland's effective tax rate was 18.66% for the third quarter of 2019 compared to 20.99% for the third quarter of 2018. Included in Heartland's third quarter 2019 and 2018 tax calculations were solar energy tax credits of $2.0 million and $223,000, respectively. Federal low-income housing tax credits included in the determination of Heartland's income taxes totaled $281,000 for the third quarter of 2019 compared to $307,000 for the third quarter of 2018. Tax-exempt interest income as a percentage of pre-tax income declined to 10.08% during the third quarter of 2019 from 13.62% during the third quarter of 2018.

Heartland's effective tax rate was 21.14% and 20.24% for the nine months ended September 30, 2019 and 2018, respectively. Included in Heartland's tax calculation for the first nine months of 2019 and 2018 were solar energy tax credits of $3.2 million and $223,000, respectively. Federal low-income housing tax credits include in the determination of Heartland's income taxes were $843,000 and $921,000 for the nine months ended September 30, 2019 and 2018, respectively. The tax-exempt interest income as a percentage of pre-tax income declined to 10.19% during the first nine months of 2019 from 16.49% during the first nine months of 2018.

Heartland's income taxes included a tax benefit of $270,000 and $672,000 for the nine-month periods ended September 30, 2019, and 2018, respectively, resulting from the vesting of outstanding restricted stock unit awards and options. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $12.57 billion at September 30, 2019, an increase of $1.16 billion or 10% since December 31, 2018. Excluding $766.2 million of assets acquired at fair value in the BVBC transaction, total assets increased $395.0 million or 3% since year-end 2018. Securities represented 25% and 24% of total assets at September 30, 2019, and December 31, 2018, respectively.

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

Total loans held to maturity were $7.97 billion at September 30, 2019, compared to $7.41 billion at December 31, 2018, an increase of $563.9 million or 8%. This change includes $542.0 million of total loans held to maturity acquired in the BVBC transaction. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with the branch sales. Excluding the reclassification of loans to held for sale and the BVBC transaction, total loans held to maturity increased $54.0 million or 1% since December 31, 2018. Loan changes by category were

•Commercial and commercial real estate loans totaled $6.39 billion at September 30, 2019, compared to $5.73 billion at December 31, 2018, which was an increase of $661.9 million or 12%. Excluding $14.9 million of commercial and commercial real estate loans classified as held for sale during the first quarter of 2019 and $480.1 million of loans acquired in the BVBC transaction, commercial and commercial real estate loans increased $196.6 million or 3% since year-end.
•Agricultural and agricultural real estate loans totaled $545.0 million at September 30, 2019, compared to $565.4 million at December 31, 2018, which was a decrease of $20.4 million or 4%. Excluding $6.6 million of agricultural and agricultural real estate loans classified as held for sale during the first quarter of 2019 and $1.8 million of loans acquired in the BVBC transaction, agricultural and agricultural real estate loans decreased $15.6 million or 3% since year-end.
•Residential mortgage loans decreased $83.8 million or 12% to $589.8 million at September 30, 2019, from $673.6 million at December 31, 2018. Excluding $2.0 million of residential mortgage loans classified as held for sale during the first quarter of 2019 and $17.2 million of loans acquired in the BVBC transaction, residential mortgage loans decreased $99.0 million or 15% since year-end, primarily as a result of customers refinancing loans due to the recent decreases in mortgage interest rates.
•Consumer loans increased $7.6 million or 2% to $447.7 million at September 30, 2019, compared to $440.2 million at December 31, 2018. Excluding $8.6 million of loans classified as held for sale during the first quarter of 2019 and $42.9 million of loans acquired in the BVBC transaction, consumer loans decreased $26.7 million or 6% since year-end, primarily as a result of customers refinancing loans due to the recent decreases in mortgage interest rates.

The table below presents the composition of the loan portfolio as of September 30, 2019, and December 31, 2018, in thousands:

LOAN PORTFOLIO	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial	$2,276,916	28.56%	$2,020,231	27.26%
Commercial real estate	4,116,680	51.61	3,711,481	50.08
Agricultural and agricultural real estate	545,006	6.83	565,408	7.63
Residential mortgage	589,793	7.39	673,603	9.09
Consumer	447,718	5.61	440,158	5.94
Gross loans receivable held to maturity	7,976,113	100.00%	7,410,881	100.00%
Unearned discount	(833)		(1,624)
Deferred loan fees	(3,672)		(1,560)
Total net loans receivable held to maturity	7,971,608		7,407,697
Allowance for loan losses	(66,222)		(61,963)
Loans receivable, net	$7,905,386		$7,345,734

Loans secured by real estate, either fully or partially, totaled $5.10 billion or 64% of gross loans at September 30, 2019. Exclusive of purchase accounting valuations at September 30, 2019, approximately 49% of the properties securing non-farm, nonresidential real estate loans are owner occupied. The largest categories of Heartland's loans secured by real estate at September 30, 2019, and December 31, 2018, are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	September 30, 2019	December 31, 2018
Residential real estate, excluding residential construction and residential lot loans	$1,051,362	$1,119,942
Industrial, manufacturing, business and commercial	630,781	805,265
Agriculture	281,143	270,023
Retail	465,184	435,680
Office	681,065	485,262
Land development and lots	228,997	216,665
Hotel, resort and hospitality	316,795	233,735
Multi-family	346,381	311,319
Food and beverage	134,721	130,981
Warehousing	203,697	186,436
Health services	262,696	182,882
Residential construction	188,639	171,116
All other	309,949	255,145
Total loans secured by real estate	$5,101,410	$4,804,451

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

Heartland's nonpass loans totaled 7.03% of total loans as of September 30, 2019 compared to 6.26% of total loans as of December 31, 2018. As of September 30, 2019, Heartland's nonpass loans consisted of approximately 62% special mention loans and 38% substandard loans. The percent of nonpass loans on nonaccrual status as of September 30, 2019, was 13%. As of December 31, 2018, Heartland's nonpass loans were comprised of approximately 52% special mention loans and 48% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2018, was 16%.

Nonperforming loans were $72.2 million or 0.91% of total loans at September 30, 2019, compared to $72.7 million or 0.98% of total loans at December 31, 2018. At September 30, 2019, approximately $38.2 million or 53% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to thirteen borrowers. At September 30, 2019, and December 31, 2018, Heartland had $6.5 million and $7.7 million, respectively, of nonperforming residential real estate loans that were repurchased under various Government National Mortgage Association ("GNMA") or other guaranteed loan programs. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $12.4 million at September 30, 2019, compared to $7.7 million at December 31, 2018.
The allowance for loan losses was 0.83% and 0.84% of loans at September 30, 2019 and December 31, 2018, respectively, and 91.66% and 85.27% of nonperforming loans at September 30, 2019, and December 31, 2018, respectively. Excluding the acquired loans covered by the valuation reserves, the ratio of the allowance for loan losses to outstanding loans was 1.00% and 1.03% at September 30, 2019, and December 31, 2018, respectively. At September 30, 2019, valuation reserves totaled $42.1 million and covered $1.65 billion of acquired loans. At December 31, 2018, valuation reserves totaled $40.9 million and covered $1.63 billion of acquired loans. Loans delinquent 30-89 days as a percent of total loans was 0.28% at September 30, 2019, in comparison with 0.21% at December 31, 2018.

The table below presents the changes in the allowance for loan losses during the three- and nine-month periods ended September 30, 2019 and 2018, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Three Months Ended September 30,
	2019	2018
Balance at beginning of period	$63,850	$61,324
Provision for loan losses	5,201	5,238
Recoveries on loans previously charged off	2,013	779
Charge-offs on loans	(4,842)	(6,120)
Balance at end of period	$66,222	$61,221
Annualized ratio of net charge offs to average loans	0.14%	0.28%

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$61,963	$55,686
Provision for loan losses	11,754	14,332
Recoveries on loans previously charged off	4,077	2,711
Charge-offs on loans	(11,572)	(11,508)
Balance at end of period	$66,222	$61,221
Annualized ratio of net charge offs to average loans	0.13%	0.17%

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS	September 30,		December 31,
	2019	2018	2018	2017
Nonaccrual loans	$72,208	$73,060	$71,943	$62,581
Loans contractually past due 90 days or more	40	154	726	830
Total nonperforming loans	72,248	73,214	72,669	63,411
Other real estate	6,425	11,908	6,153	10,777
Other repossessed assets	13	495	459	411
Total nonperforming assets	$78,686	$85,617	$79,281	$74,599
Performing troubled debt restructured loans(1)	$3,199	$4,180	$4,026	$6,617
Nonperforming loans to total loans	0.91%	0.99%	0.98%	0.99%
Nonperforming assets to total loans plus repossessed property	0.99%	1.16%	1.07%	1.17%
Nonperforming assets to total assets	0.63%	0.76%	0.69%	0.76%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in Heartland's nonperforming assets during the three- and nine-month periods of 2019, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2019	$79,904	$6,646	$39	$86,589
Loan foreclosures	(2,784)	2,766	18	—
Net loan charge-offs	(2,829)	—	—	(2,829)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	6,818	—	—	6,818
Reduction of nonperforming loans(1)	(8,861)	—	—	(8,861)
OREO/Repossessed assets sales proceeds	—	(3,043)	(22)	(3,065)
OREO/Repossessed assets writedowns, net	—	56	(20)	36
Net activity at Citizens Finance Co.	—	—	(2)	(2)
September 30, 2019	$72,248	$6,425	$13	$78,686
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2018	$72,669	$6,153	$459	$79,281
Loan foreclosures	(7,631)	7,421	210	—
Net loan charge-offs	(7,495)	—	—	(7,495)
Acquired nonperforming assets	230	—	—	230
New nonperforming loans	35,820	—	—	35,820
Reduction of nonperforming loans(1)	(21,345)	—	—	(21,345)
OREO/Repossessed assets sales proceeds	—	(6,268)	(177)	(6,445)
OREO/Repossessed assets writedowns, net	—	(881)	(32)	(913)
Net activity at Citizens Finance Co.	—	—	(447)	(447)
September 30, 2019	$72,248	$6,425	$13	$78,686

(1) Includes principal reductions and transfers to performing status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 25% and 24% of total assets at September 30, 2019, and December 31, 2018, respectively. Total securities carried at fair value as of September 30, 2019, were $3.02 billion, an increase of $569.9 million or 23% from $2.45 billion at December 31, 2018.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities and other, by major category, as of September 30, 2019, and December 31, 2018, in thousands:

SECURITIES PORTFOLIO COMPOSITION	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$8,950	0.29%	$31,951	1.18%
Mortgage and asset-backed securities	2,480,677	79.05	2,026,698	74.64
Obligation of states and political subdivisions	600,544	19.14	611,257	22.50
Equity securities	18,362	0.59	17,086	0.63
Other securities	29,042	0.93	28,396	1.05
Total securities	$3,137,575	100.00%	$2,715,388	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 79% at September 30, 2019, compared to 75% at December 31, 2018. Heartland's securities portfolio had an expected modified duration of 5.63 years as of September 30, 2019, compared to 4.01 years as of year-end 2018.

At September 30, 2019, Heartland had $29.0 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $10.47 billion as of September 30, 2019, compared to $9.40 billion at December 31, 2018, an increase of $1.07 billion or 11%. This increase includes $617.1 million of deposits acquired at fair value in the BVBC transaction. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with the branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the BVBC transaction, total deposits increased $533.3 million or 6% since December 31, 2018. Deposit changes by category were:

•Demand deposits increased $316.4 million or 10% to $3.58 billion at September 30, 2019, compared to $3.26 billion at December 31, 2018. Excluding $164.9 million of demand deposits acquired in the BVBC transaction and $17.3 million of demand deposits classified as held for sale in the first quarter of 2019, demand deposits increased $168.8 million or 5% since year-end 2018.
•Savings deposits increased $662.8 million or 13% to $5.77 billion at September 30, 2019, from $5.11 billion at December 31, 2018. Excluding savings deposits of $346.2 million acquired in the BVBC transaction and $47.8 million of savings deposits classified as held for sale in the first quarter of 2019, savings deposits increased $364.4 million or 7% since year-end 2018.
•Time deposits increased $94.2 million or 9% to $1.12 billion at September 30, 2019 from $1.02 billion at December 31, 2018. Excluding time deposits of $106.0 million acquired in the BVBC transaction and $11.9 million of time deposits classified as held for sale in the first quarter of 2019, time deposits increased $100,000 or less than 1% since year-end 2018.
The table below presents the composition of Heartland's deposits by category as of September 30, 2019, and December 31, 2018, in thousands:

DEPOSITS	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Demand	$3,581,127	34.20%	$3,264,737	34.74%
Savings	5,770,754	55.12	5,107,962	54.37
Time	1,117,975	10.68	1,023,730	10.89
Total	$10,469,856	100.00%	$9,396,429	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2019, and December 31, 2018, in thousands:

	September 30, 2019	December 31, 2018
Securities sold under agreement to repurchase	$85,715	$80,124
Federal funds purchased	5,850	35,400
Advances from the FHLB	—	100,838
Other short-term borrowings	16,288	10,648
Total	$107,853	$227,010

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the

Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $107.9 million at September 30, 2019, compared to $227.0 million at year-end 2018, a decrease of $119.2 million or 52%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $85.7 million at September 30, 2019, compared to $80.1 million at December 31, 2018, an increase of $5.6 million or 7%.

Heartland renewed its $30.0 million revolving credit line agreement with an unaffiliated bank on June 14, 2019. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during the first nine months of 2019, and the outstanding balance was $0 at both September 30, 2019, and December 31, 2018.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of September 30, 2019, and December 31, 2018, in thousands:

	September 30, 2019	December 31, 2018
Advances from the FHLB	$3,260	$3,399
Trust preferred securities	145,098	130,913
Senior notes	—	5,000
Note payable to unaffiliated bank	53,167	58,417
Contracts payable for purchase of real estate and other assets	1,908	1,953
Subordinated notes	74,250	74,143
Other borrowings	734	1,080
Total	$278,417	$274,905

As of September 30, 2019, the amount of other borrowings was $278.4 million, an increase of $3.5 million or 1% since year-end 2018. Heartland acquired $6.9 million of subordinated debt in the BVBC transaction that was simultaneously paid off with the closing of the transaction. Trust preferred securities with a fair value of $16.1 million were also acquired in the BVBC transaction.
Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $70.0 million. At September 30, 2019, $53.2 million was outstanding on this non-revolving credit line compared to $58.4 million outstanding at December 31, 2018. At September 30, 2019, Heartland had $14.8 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of September 30, 2019, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/19(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	4.89%	(2)	03/17/2034	12/17/2019
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.63%	(3)	04/07/2036	01/07/2020
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.60%	(4)	09/15/2037	12/15/2019
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	3.61%	(5)	09/01/2037	12/01/2019
Morrill Statutory Trust I	9,064	12/19/2002	3.25% over LIBOR	5.36%		12/26/2032	12/26/2019
Morrill Statutory Trust II	8,726	12/17/2003	2.85% over LIBOR	4.99%		12/17/2033	12/17/2019
Sheboygan Statutory Trust I	6,506	09/17/2003	2.95% over LIBOR	5.09%		09/17/2033	12/17/2019
CBNM Capital Trust I	4,396	09/10/2004	3.25% over LIBOR	5.37%		12/15/2034	12/15/2019
Citywide Capital Trust III	6,424	12/19/2003	2.80% over LIBOR	5.07%		12/19/2033	01/23/2020
Citywide Capital Trust IV	4,281	09/30/2004	2.20% over LIBOR	4.35%		09/30/2034	11/23/2019
Citywide Capital Trust V	11,692	05/31/2006	1.54% over LIBOR	3.66%		07/25/2036	12/15/2019
OCGI Statutory Trust III	2,995	06/27/2002	3.65% over LIBOR	5.95%	(6)	09/30/2032	12/30/2019
OCGI Capital Trust IV	5,328	09/23/2004	2.50% over LIBOR	4.62%	(7)	12/15/2034	12/15/2019
BVBC Capital Trust II	7,187	04/10/2003	3.25% over LIBOR	5.50%		04/24/2033	01/24/2020
BVBC Capital Trust III	9,003	07/29/2005	1.60% over LIBOR	3.70%		09/30/2035	12/30/2019
	$145,192

(1) Effective weighted average interest rate as of September 30, 2019, was 4.94% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(2) Effective interest rate as of September 30, 2019, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of September 30, 2019, was 4.69% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of September 30, 2019, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of September 30, 2019, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of September 30, 2019, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(7) Effective interest rate as of September 30, 2019, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2019	14.55%	13.04%	11.50%	10.39%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$9,418,827	$9,418,827	$9,418,827	N/A
Average Assets	N/A	N/A	N/A	$11,830,836

December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average Assets	N/A	N/A	N/A	$10,946,440

At September 30, 2019, and December 31, 2018, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $555.2 million and $486.5 million, respectively. Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $366.3 million and $311.3 million at September 30, 2019, and December 31, 2018, respectively, under the capital requirements to remain well capitalized.

On August 8, 2019, Heartland filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provided Heartland with the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decided to do so. This registration statement permitted Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2019, and December 31, 2018, commitments to extend credit aggregated $2.66 billion and $2.47 billion, respectively. Standby letters of credit aggregated $77.2 million at September 30, 2019, and $71.9 million at December 31, 2018.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2018. Except for the purchase and assumption agreement entered into by Heartland's Illinois Bank & Trust subsidiary to acquire substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company described below, there have been no material changes to Heartland's contractual obligations and other commitments since that report was filed.

On August 13, 2019, Heartland's Illinois Bank & Trust subsidiary entered into a purchase and assumption agreement to acquire substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company ("RB&T"), headquartered in Rockford, Illinois. RB&T is a wholly-owned subsidiary of Moline, Illinois-based QCR Holdings, Inc. As of September 30, 2019, RB&T had total assets of $519.5 million, which included $417.3 million of gross loans held to maturity, and $451.5 million of deposits. RB&T serves the Rockford market from two full-service banking locations. The all-cash transaction is subject to regulatory approval and to customary closing conditions and is expected to close in the fourth quarter of 2019. The systems conversion is expected to occur in the first quarter of 2020.

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

At September 30, 2019, Heartland had $447.8 million of cash and cash equivalents, time deposits in other financial institutions of $3.7 million and securities carried at fair value of $3.02 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of September 30, 2019, Heartland had $107.9 million of short-term borrowings outstanding. As of September 30, 2019, Heartland had $278.4 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At September 30, 2019, Heartland had $1.55 billion of borrowing capacity under these programs.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which was renewed on June 14, 2019. Heartland's revolving credit agreement has $30.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2019. At September 30, 2019, $14.8 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of September 30, 2019.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first nine months of 2019.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2019, and September 30, 2018, provided the following results, in thousands:

	2019		2018
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$425,662	(3.37)%	$442,187	(3.07)%
Base	$440,498	—%	$456,192	—%
Up 200 Basis Points	$468,374	6.33%	$454,513	(0.37)%
Year 2
Down 100 Basis Points	$388,722	(11.75)%	$423,766	(7.11)%
Base	$426,489	(3.18)%	$463,765	1.66%
Up 200 Basis Points	$485,463	10.21%	$474,816	4.08%

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of Heartland's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that:
•Heartland's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective.
•During the quarter ended September 30, 2019, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Heartland's board of directors has authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.1	(1)(2)	Purchase and Assumption Agreement between Illinois Bank & Trust, Rockford Bank and Trust Company, and QCR Holdings, Inc., dated August 13, 2019.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) The disclosure schedules to the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
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

Dated: November 6, 2019