Form 10-K
period 2019-12-31
HEARTLAND FINANCIAL USA INC
filed 2020-02-26
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

(563) 589-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $1.00 par value	HTLF	The Nasdaq Global Select Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,548,354,472.
As of February 25, 2020, the Registrant had issued and outstanding 36,766,531 shares of common stock, $1.00 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2020 Annual Shareholders Meeting to be held on May 20, 2020, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2019, Heartland had total assets of $13.21 billion, total loans held to maturity of $8.37 billion and total deposits of $11.04 billion. Heartland’s total stockholders' equity as of December 31, 2019, was $1.58 billion. Net income available to common stockholders for 2019 was $149.1 million.

Heartland conducts a community banking business through 11 independently branded and chartered community banks (collectively, the "Banks") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Banks are members of the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are the Banks, which, as of the date of this Annual Report on Form 10-K, operate a total of 115 banking locations:

•Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.
•Illinois Bank & Trust, Rockford, Illinois, is chartered under the laws of the state of Illinois.
•Wisconsin Bank & Trust, Madison, Wisconsin, is chartered under the laws of the state of Wisconsin.
•New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.
•Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.
•Arizona Bank & Trust, Phoenix, Arizona, is chartered under the laws of the state of Arizona.
•Citywide Banks, Denver, Colorado, is chartered under the laws of the state of Colorado.
•Minnesota Bank & Trust, Edina, Minnesota, is chartered under the laws of the state of Minnesota.
•Bank of Blue Valley, Merriam, Kansas, is chartered under the laws of the state of Kansas.
•Premier Valley Bank, Fresno, California, is chartered under the laws of the state of California.
•First Bank & Trust, Lubbock, Texas, is chartered under the laws of the state of Texas.

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:

•DB&T Insurance, Inc., a multi-line insurance agency, with one wholly-owned subsidiary:
◦Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency with the primary purpose of providing online insurance products to consumers and small business clients in Bank markets.
•DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

First Bank & Trust has one wholly-owned mortgage company:

•PrimeWest Mortgage Corporation, a mortgage company with the primary purpose of originating, selling and servicing residential mortgage loans. The loans are primarily sold into the secondary market with mortgage servicing rights retained.

Heartland has two non-bank subsidiaries as listed below:

•Heartland Community Development Inc., a property management company with the primary purpose of holding and managing certain nonperforming assets acquired from the Banks.

•Citizens Finance Parent Co., a consumer finance company with two wholly-owned companies:
◦Citizens Finance Co., a consumer finance company with offices in Iowa and Wisconsin.
◦Citizens Finance of Illinois Co., a consumer finance company with offices in Illinois.

Prior to December 31, 2018, Heartland decided to exit the consumer finance business and entered into an agreement to sell the loan portfolios of Citizens Finance Co. and Citizens Finance of Illinois Co. The transaction closed on January 11, 2019. The offices in Iowa and Wisconsin closed on February 1, 2019, and the offices in Illinois closed on February 11, 2019.

In addition, as of December 31, 2019, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II and BVBC Capital Trust III.

All of Heartland’s subsidiaries were wholly owned as of December 31, 2019.

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

Business Model and Operating Philosophy

Heartland’s operating philosophy is to maximize the benefits of a community banking model by:

1.Creating strong community ties through customer-centric local bank delivery of products and services.

•Deeply rooted local leadership and boards
•Local community knowledge and relationships
•Local decision-making
•Independent charters
•Locally recognized brands
•Commitment to an exceptional customer experience

2.Providing extensive banking services to increase revenue.

•Full range of commercial products, including government guaranteed lending and treasury management services
•Private client services, including investment management, trust, retirement plans and brokerage and investment services
•Convenient and competitive retail products and services
•Residential mortgage origination
•Providing added client value through consultative relationship building

3.Centralizing back-office operations for efficiency.

•Leverage expertise across all Banks
•Contemporary technology for account processing and delivery systems
•Efficient back-office support for loan processing and deposit operations
•Centralized loan underwriting and collections
•Centralized loss management and risk analysis
•Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks." While we are committed to a community banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Banks operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, investment management, and lending and deposit structure management.

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

The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into or Assets Purchased By
1988	Citizens Finance Co.(1)		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank(2)		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(3)	X		N/A
1997	Cottage Grove State Bank(4)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(5)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.(6)
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank(7)		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(5)		X	Summit Bank & Trust(5)
2017	Founders Community Bank		X	Premier Valley Bank
2017	Citywide Banks		X	Centennial Bank and Trust(8)
2018	Signature Bank		X	Minnesota Bank & Trust
2018	First Bank & Trust		X	N/A
2019	Bank of Blue Valley		X	Morrill & Janes Bank and Trust Company(9)
2019	Rockford Bank and Trust Company		X	Illinois Bank & Trust

(1) The loans of Citizens Finance Co. were sold in the first quarter of 2019.
(2) First Community Bank branches were sold in the second quarter of 2019.
(3) Riverside Community Bank changed its name to Illinois Bank & Trust in 2014.
(4) Cottage Grove State Bank was renamed Wisconsin Community Bank upon acquisition and subsequently changed its name to Wisconsin Bank & Trust.
(5) Summit Bank & Trust changed its name to Centennial Bank and Trust upon the acquisition of Centennial Bank.
(6) Galena State Bank & Trust Co. was merged into Illinois Bank & Trust in 2015.
(7) Two Freedom Bank branches were sold in the second quarter of 2019.
(8) Centennial Bank and Trust changed its name to Citywide Banks upon the acquisition of Citywide Banks.
(9) Morrill & Janes Bank and Trust Company changed its name to Bank of Blue Valley upon the acquisition of Bank of Blue Valley.

Through acquisition and organic growth, our goal is to reach at least $1 billion in assets in each state where Heartland operates. As of December 31, 2019, Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Citywide Banks, Bank of Blue Valley and First Bank & Trust each have assets over $1 billion.

Due to changes in the competitive landscape and our customers' banking behaviors, we selectively sold, consolidated and closed branches in 2019 and 2018. We also sold the loans of our consumer finance company. These sales, consolidations, and closures resulted in the reduction of twelve bank branches and fourteen consumer finance offices across our footprint. We anticipate these strategic activities will provide the resources to support our investments in areas that improve our customer experiences and fuel our organic growth. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in the future.

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

Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. We have a broad customer base and are not dependent upon a single or a few customers. We provide a contemporary menu of traditional and non-traditional service channels including online banking, mobile banking and telephone banking. Our Banks provide a comprehensive suite of banking services comprised of competitively priced deposit and innovative credit offerings, along with treasury management and private client services.

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

Closely integrated with our loan programs is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Our treasury management has five basic functions:

•collection;
•disbursement;
•management of cash;
•information reporting; and
•fraud detection and prevention.

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

Bank	SBA Express Lender	SBA Preferred Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X		X
New Mexico Bank & Trust	X	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Citywide Banks	X
Minnesota Bank & Trust	X
Bank of Blue Valley	X	X	X
Premier Valley Bank	X	X	X
First Bank & Trust	X	X

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

Heartland has a Special Assets group which focuses on resolving problem assets. Commercial or agricultural loans in a default or workout status are assigned to the Special Assets group. Special Assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank on a quarterly basis.

Small Business Banking
Heartland's Small Business Lending Center is dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit offerings and convenient electronic banking services, as well as wealth management, retirement plan services and brokerage services. The Banks have designated business bankers and banking center managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Banks with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices, Bank of Blue Valley's northeast Kansas banking offices, and First Bank & Trust. Agricultural loans constituted approximately 6% of our total loan portfolio at December 31, 2019. Dubuque Bank and Trust Company, Wisconsin Bank & Trust and Bank of Blue Valley are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Lending
Heartland’s residential real estate mortgage lending business experienced low and declining profitability over the past several years, and competitive changes have evolved in the residential real estate lending market, which would have required significant investments in technology and process changes for Heartland to remain competitive in this space. In response, Heartland decided to fully outsource its legacy residential real estate mortgage lending business, which was completed during the fourth quarter of 2018, by entering into arrangements with third parties to offer residential mortgage loans to customers in many of our markets. Additionally, in the second quarter of 2019, Heartland's Dubuque Bank and Trust Company subsidiary sold substantially all of its mortgage servicing rights portfolio. Residential mortgage loans originated after the transition through third parties are not being serviced by us.

With our acquisition in 2018 of First Bank & Trust in Lubbock, Texas, we acquired its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation. PrimeWest Mortgage Corporation was not included in the outsourcing changes and continues to provide mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of our customers in several of our southwestern markets. PrimeWest Mortgage Corporation continues to service the loans it sells into the secondary market. At December 31, 2019, residential real estate mortgage loans serviced by PrimeWest Mortgage Corporation, primarily for government sponsored entities ("GSE"), totaled $616.7 million.

Retail Banking
A wide variety of retail banking services are delivered through our 115 banking centers. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs"), health savings accounts ("HSAs") and consumer credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Banks include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit.

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

Private Client Services
In most markets where the Banks operate, trust and investment services are offered to customers in the community. In the Heartland markets that do not yet warrant a full trust department, the sales and administration of trust and investment services is performed by Dubuque Bank and Trust Company personnel. As of December 31, 2019, total trust assets under management were $3.03 billion. Collectively, the Banks provide a full complement of trust, investment and financial planning services for individuals and corporations. Heartland also specializes in Retirement Plan Services, offering business clients customized 401(k), 403(b) and Profit Sharing plans.

Heartland has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at the majority of the Banks. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, retirement products, education savings products, brokerage services, employer sponsored plans and insurance products. A complete line of vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance, Inc. and Heartland Financial USA, Inc. Insurance Services.

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern and Western franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West as offering greater opportunities for growth accompanied by the potential of wider economic swings. We strive to balance the growth in our Western markets with the stability of our Midwestern markets. The following table sets forth certain information about the offices and total deposits of each of the Banks as of December 31, 2019, (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
IA	Dubuque Bank and Trust Company	6	Dubuque MSA	$1,290,756
IL	Illinois Bank & Trust	2	Galena	$1,167,905
		2	Jo Daviess County
		6	Rockford MSA
WI	Wisconsin Bank & Trust	3	Madison MSA	$941,109
		1	Green Bay MSA
		5	Sheboygan MSA
		2	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,565,070
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	6	Phoenix MSA	$693,975
MT	Rocky Mountain Bank	2	Billings MSA	$468,314
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Bank Deposits
CO	Citywide Banks	11	Denver MSA	$1,829,217
		4	Jefferson County
		2	Arapahoe County
		2	Boulder County
		1	Eagle County
		1	Grand County
		1	Clear Creek County
		1	Summit County
MN	Minnesota Bank & Trust	2	Minneapolis/St. Paul MSA	$574,369
KS	Bank of Blue Valley	8	Kansas City MSA	$1,016,743
		1	Nemaha County
		2	Brown County
		1	Atchison County
CA	Premier Valley Bank	1	Fresno MSA	$707,814
		1	Madera County
		1	Mariposa County
		4	San Luis Obispo County
		1	Tuolumne County
TX	First Bank & Trust	4	Lubbock, TX MSA	$893,419
		2	Lynn County
		1	Mitchell County
		1	Scurry County

C.  COMPETITION

We face direct competition for deposits, loans and other financial related services. To compete effectively, develop our market share, maintain flexibility and keep pace with changing consumer preferences, business and economic conditions, we continuously refine and develop our banking products and services. We have found the principal methods of competing in the financial services industry are through personal service, product selection, convenience and technology.

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

We believe we are positioned to compete for loans effectively through the array and quality of the credit services we provide, and the high-touch, customer-centric way in which we provide them. We invest in building long-lasting customer relationships, and our strategy is to serve our customers above and beyond their expectations through excellence in customer service and providing banking solutions that are tailored to our customers’ needs. We believe that our long-standing presence and commitment to the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining consumer and business customers. We continue to attract deposit-oriented customers by offering personal attention, combined with contemporary electronic banking convenience, professional service and competitive interest rates. The breadth of our product suite, coupled with our superior customer service, allows us to compete favorably with our larger competitors.

D. EMPLOYEES

At December 31, 2019, Heartland employed 1,908 full-time equivalent employees, none of whom are covered by a collective bargaining agreement.

E.  SUPERVISION AND REGULATION

General
Financial institutions, their holding companies, and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of Heartland may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities. Both the scope of the laws and regulations and the intensity of the supervision to which Heartland is subject have increased in recent years because of the increase in Heartland's asset size and the industry response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations. While the regulatory environment has entered a period of rebalancing of the post financial crisis framework, notably with the passage of the Economic Growth Act, Heartland expects that its business will remain subject to extensive regulation and supervision.

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

This section summarizes material elements of the regulatory framework that applies to Heartland and its subsidiaries. It does not describe all of the applicable statutes, regulations and regulatory policies that apply, nor does it disclose all of the requirements of the statutes, regulations and regulatory policies requirements that are described.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 24, 2018, the Economic Growth Act was signed into law, easing various regulatory requirements and reducing the cost of complying with the original Dodd-Frank Act.

•Among other regulatory changes, the Economic Growth Act amends various sections of the Dodd-Frank Act, providing relief from Dodd-Frank’s enhanced prudential standards and regulatory and company-run stress tests. The Dodd-Frank Act originally mandated certain enhanced prudential standards for bank holding companies with greater than $50 billion in total consolidated assets as well as company-run stress tests for firms with greater than $10 billion in assets. As a result of the Economic Growth Act, bank holding companies with less than $100 billion in assets are no longer required to comply with Dodd-Frank requirements related to resolution planning, liquidity risk management, internal liquidity stress testing, the liquidity coverage ratio, debt-to-equity limits, and capital planning.
•In addition, the Economic Growth Act increased the threshold for requiring a dedicated board risk committee from $10 billion in total consolidated assets (established under the Dodd-Frank Act) to $50 billion in total consolidated assets.
•The Economic Growth Act amends the Volcker Rule by narrowing the definition of "banking entity" and revising the statutory provisions related to the naming of covered funds.
•The Economic Growth Act provides that a depository institution must only assign a heightened risk weight to High Volatility Commercial Real Estate exposures as defined in the Economic Growth Act.
•The Economic Growth Act also provides an exemption to the appraisal requirements for certain transactions with values of less than $400,000 involving real property or an interest in real property that is located in a rural area, as defined in the Economic Growth Act.

Most of the changes required by the Economic Growth Act applicable to bank holding companies with less than $100 billion in assets were effective upon adoption or have been effectively implemented by interim rules and regulatory policy statements. Furthermore, as required by the Economic Growth Act, in November 2019, the Federal Reserve and FDIC adopted rules further tailoring their supervision and regulation of large bank holding companies with more than $100 billion in assets.

The federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the relief from stress testing and risk management requirements provided by the Economic Growth Act.

Regulation of Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where Heartland might not otherwise do so. In addition, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

Under the BHCA, Heartland is subject to examination by the Federal Reserve. Supervision and examinations are confidential, and the outcomes of these actions will not be made public. Heartland is also required to file with the Federal Reserve periodic reports of Heartland's operations and such additional information regarding Heartland and its subsidiaries as the Federal Reserve may require.

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

Capital Requirements
Bank holding companies and their subsidiary financial institutions are required to maintain minimum levels of capital in accordance with Federal Reserve and FDIC regulations. These requirements include quantitative measures that assign risk weightings to assets and off-balance sheet items and define and set minimum regulatory capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that, if undertaken, could have a material adverse effect on the financial condition and results of operations of a bank holding company and its subsidiaries. Federal banking regulators are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital requirements. In addition to other potential actions, failure to meet regulatory capital requirements would result in limitations on capital distributions as well as executive bonuses. The Federal Reserve, FDIC and applicable state banking regulators may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. In addition, if a bank holding company is not well-capitalized, it will have difficulty engaging in acquisition transactions.

The regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into three components, Common Equity Tier 1 capital, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Common Equity Tier 1 capital consists of common stockholders' equity. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and, for some institutions, trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for loan losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and certain trust preferred securities not otherwise included in Tier 1 capital. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

Under Basel III, the Federal Reserve's capital guidelines applicable to bank holding companies, like the regulations applicable to subsidiary banks, require holding companies to comply with a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 4.0%. The Basel III capital standard also requires a capital conservation buffer designed to absorb losses during periods of economic stress and composed entirely of common equity Tier 1 capital. Basel III requires a capital conservation buffer of 2.5% on top of the minimum risk-weighted asset ratios, resulting in three minimum risk-based capital ratios: (i) a Common Equity Tier 1 capital to risk-weighted assets ratio ("Common Equity Tier 1 Capital Ratio") of 7.0%; (ii) a Tier 1 capital to total risk-weighted assets ratio (the "Tier1 Capital Ratio") of 8.5% and (iii) a total capital to total risk-weighted assets ratio (the "Total Capital Ratio") of 10.5%. The Basel III Rules generally require that Common Equity Tier 1 capital include the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, but allow institutions, such as Heartland, to make a one-time election not to include those effects. Heartland and its Banks elected not to include the effects of other comprehensive income in Common Equity Tier 1 capital.

If an institution grows beyond $15 billion in assets as a result of mergers or acquisitions, it loses its ability to include trust preferred securities in Tier 1 capital. Previously issued trust preferred securities are excluded from Tier 1 capital but remain included in Tier 2 capital. Heartland had $13.21 billion of assets as of December 31, 2019, and classified $145.2 million of trust preferred securities as Tier 1 capital. On February 11, 2020, Heartland announced the planned acquisition of AIM Bancshares, Inc., which had $1.78 billion in assets as of December 31, 2019. With the completion of this pending acquisition, Heartland is expected to exceed $15.0 billion in assets, and Heartland will no longer be able to include its trust preferred securities as Tier 1 capital. However, Heartland expects to remain well-capitalized under all regulatory capital ratio requirements after its assets exceed $15.0 billion.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." In order to be "well-capitalized" a financial institution must maintain a Leverage Ratio of 5.0% or greater, a Common Equity Tier 1 Capital Ratio of 6.5% or greater, a Tier 1 Capital Ratio of 8.0% or greater, and a Total Capital Ratio of 10.0% or greater. As of December 31, 2019, Heartland had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies

In December 2018, the United States federal banking agencies finalized standards that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact as of January 1, 2020, of the new current expected credit loss accounting standard on retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting standard, see Note 1 of the consolidated financial statements.

Stress Testing
The Dodd-Frank Act requires certain institutions to conduct an annual "stress test" of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios. The Economic Growth Act raised the asset threshold for stress testing from $10 billion in average total consolidated assets to $100 billion for bank holding companies. As a result Heartland, as well as its Banks, are no longer subject to stress test regulations or any requirement to publish the results of stress testing. Despite elimination of this requirement, Heartland plans to continue to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.

Dividend Payments
Heartland's ability to pay dividends to its stockholders may be affected by both general corporate law consideration, minimum regulatory capital requirements and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve suggest that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Regulation of the Banks

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

Bank of Blue Valley is a Kansas-chartered bank. As a Kansas-chartered bank, Bank of Blue Valley is subject to the examination, supervision, reporting and enforcement requirements of the Kansas Division, the chartering authority for Kansas banks.

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

The Dodd-Frank Act directed that the minimum deposit insurance fund reserve ratio would increase from 1.15% to 1.35% by September 30, 2020, and that the cost of the increase be borne by depository institutions with assets of $10 billion or more. This requirement was met effective September 30, 2018, at which time the FDIC's reserve ratio exceeded 1.35%.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. In July 2016, the FDIC implemented rules for the reserve ratio requirements of the Dodd-Frank Act. Under the rules, banks with assets of less than $10 billion will receive assessment credits for the portion of their assessments that contribute to the increase in the reserve ratio from 1.15% to 1.35%. The FDIC will apply the credits each quarter that the bank's reserve ratio is at or above 1.38% to offset the regular deposit insurance assessments. The Banks had credits applied to their FDIC insurance assessments starting in the second half of 2019, and at December 31, 2019, the Banks had $1.2 million of credits remaining that will be applied to their FDIC insurance assessments in future periods.

In addition, all institutions with deposits insured by the FDIC were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the first quarter of 2019 was 0.0140% of total assets. The assessment rate for the second quarter of 2019 was 0.0120% of total assets and was the final assessment payable as all outstanding FICO bonds were then retired.

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2019, the Banks paid supervisory assessments totaling $1.2 million.

Capital Requirements
Like Heartland, under current federal regulations, each Bank is required to maintain the minimum Leverage Ratio, Common Equity Tier 1 Capital Ratio, Tier 1 Capital Ratio and Total Capital Ratio described under the caption "Heartland-Capital Requirements" above. The capital requirements described above are minimum requirements and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulators may require additional capital to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2019: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) none of the Banks were subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2019.

As of December 31, 2019, approximately $331.5 million was available in retained earnings at the Banks for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.

Transactions with Affiliates
The Federal Reserve regulates transactions among Heartland and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit lending and certain other "covered transactions" as well as other transactions between the Banks and their affiliates, including Heartland and its subsidiaries and for the primary purpose of protecting the interests of the Banks. The aggregate amount of "covered transactions" a Bank may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the Bank. The aggregate amount of "covered transactions" with all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

"Covered transactions" between each Bank and its affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. "Covered transactions" include (a) a loan or extension of credit by a Bank, including derivative contracts, (b) a purchase of securities issued to a Bank, (c) a purchase of assets by a Bank unless otherwise exempted by the Federal Reserve, (d) acceptance of securities issued by an affiliate to the Bank as collateral for a loan, and (e) the issuance of a guarantee, acceptance or letter of credit by a Bank on behalf of an affiliate.

While the quantitative limits and collateral requirement described above are generally not applicable to transactions between Banks, all affiliate transactions, including those between Banks, are subject to safety and soundness requirements, prohibitions on the purchase of low-quality assets, and certain other requirements and most affiliate transactions are required to be on market terms and conditions at least as favorable to the Bank as comparable transactions with non-affiliates.

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

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement Section 13 of the BHCA (adopted as part 619 of the Dodd-Frank Act), which prohibits banking entities (including Heartland and the Banks) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account; prohibits certain interests in, or relationships with, a hedge fund or private equity fund; and requires the implementation of related compliance programs, commonly referred to as the "Volcker Rule." On January 1, 2020, a revised rule was adopted that will be effective January 1, 2021, subject to voluntary compliance prior to that time. Under this revised rule, banks that do not have significant trading activities will have simplified and streamlined compliance requirements, while banks with significant trading activity will have more stringent compliance requirements. The revised rule continues to prohibit proprietary trading, while providing greater clarity and certainty for activities allowed under the law. Heartland did not engage in any significant amount of proprietary trading, as defined in the Volcker Rule, and the impact of the Volcker Rule on Heartland's business activities and investment portfolio was minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland determined that the impact related to investments considered to be covered funds did not have a significant effect on its financial condition or results of operations.

Community Reinvestment Act Requirements
The Community Reinvestment Act ("CRA") imposes a continuing and affirmative obligation on each of the Banks to help meet the credit needs of their respective communities, including low- and moderate-income neighborhoods, in a safe and sound manner. The FDIC and the respective state regulators regularly assess the record of each Bank in meeting the credit needs of its community. Applications for additional acquisitions are subject to evaluation of the effectiveness of the Banks' in meeting their CRA requirements.

In December of 2019, the FDIC issued a proposal to significantly amend existing CRA regulations, with the goal of making the regulatory framework more objective, transparent, consistent, and easy to understand. To accomplish these goals, this proposed rule would strengthen the CRA regulations by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. While the adoption and implementation of this proposed rule is uncertain, if adopted it is not anticipated that the rule would become effective before 2022.

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

The CFPB has also been publishing complaints submitted by consumers regarding consumer financial products and services in a publicly-accessible online portal. The CFPB also publishes complaint narratives from consumers that opted to have their narratives made public. The publication of complaint narratives could affect the Banks in the following ways: (i) complaint data might be used by the CFPB to make decisions regarding regulatory, enforcement or examination issues; and (ii) the publication of such narratives may have a negative effect on the reputation of those institutions that are the subject of complaints.

Mortgage Lending
Mortgage loans held at each of the Banks, which were made prior to the outsourcing of Heartland’s legacy mortgage lending business, and mortgage loans originated by PrimeWest Mortgage Corporation are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

The HMDA and Regulation C require lenders to report certain information regarding home loans and includes tests for determining what financial institutions and credit transactions are covered under HMDA and reporting requirements for new data points identified in the Dodd-Frank Act or identified by the CPFB as necessary to carry out the purposes of HMDA. Regulation C requires detailed information from lenders and the reporting on mortgage loan underwriting and pricing.

Federal law also requires financial institutions to impose a mandatory purchase requirement for flood insurance for loans secured by certain real property located in areas with special flood hazards. In February 2019, federal regulators issued a final rule implementing the Biggert-Waters Flood Insurance Reform Act. The final rule, which became effective July 1, 2019, includes rules for identifying when private flood insurance policies must be accepted and criteria to apply in determining whether certain types of coverage qualify as "flood insurance" for federal flood insurance law purposes.

Ability-to-Repay and Qualified Mortgage Rule
Under Federal Reserve Board Regulation Z, mortgage lenders, such as PrimeWest Mortgage Corporation, are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The Banks and PrimeWest Mortgage Corporation primarily originate compliant qualified mortgages.

Data Privacy and Cybersecurity
Federal and state law contains extensive consumer privacy protection provisions. The Gramm-Leach-Bliley Act ("GLBA") requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and, in some cases, enables retail customers to opt out of the sharing of certain information with unaffiliated third parties. Other federal and state laws and regulations impact Heartland’s ability to share certain information with affiliates and non-affiliates. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. In addition, similar laws may be adopted by other states where Heartland does business.

Like other lenders, the Banks use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on Heartland and its subsidiaries.

The federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish a framework of internal control, first, second and third lines of defense, and risk management policies, procedures and processes that are designed to address the risks that it faces in its business operations. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber-attack.

Durbin Amendment
The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate.  The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets at year-end. Because Heartland's assets exceeded $10 billion at December 31, 2018, it was required to comply with the Durbin Amendment effective July 1, 2019.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair our business operations. If any of the events described in the risk factors should actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

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
We operate in markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the economic vitality, business activity, population, income levels, deposits and real estate activity in those areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic conditions in those markets could generally affect our financial condition and results of operations.

Our business and performance is vulnerable to the impact of volatility in debt and equity markets.
As most of our assets and liabilities are financial in nature, our performance is sensitive to the performance of the financial markets. Turmoil and volatility in the financial markets can be a major contributory factor to overall weak economic conditions, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility may:

•Affect the value or liquidity of our on-balance sheet and off-balance sheet financial instruments.
•Affect the value of capitalized servicing assets.
•Affect our ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect our liquidity and results of operations.
•Affect the value of the assets that we manage or otherwise administer or service for others. Although we are not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for our services.

Changes in interest rates and other conditions could negatively impact our results of operations.
As a result of the high percentage of our assets and liabilities that are interest-bearing, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on our financial performance. Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Reserve that influence market interest rates, and our ability to respond to changes in such rates. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, and it influences interest rates by changing the discount rate at which it lends money to banks and by adjusting the target for the federal funds rate at which banks borrow from other banks. Its fiscal and monetary policies determine, in a large part, our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities and mortgage servicing rights.

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

We may be adversely impacted by the planned phasing out of the London Interbank Offered Rate ("LIBOR") as a reference rate.
We have derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. In 2017, the United Kingdom Financial Conduct Authority indicated in an announcement that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. United States regulatory authorities have voiced similar support for phasing out LIBOR. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known. In April 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight U.S. Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate ("SOFR"), which has been recommended as an alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee. At this time, we cannot predict whether SOFR will become an accepted alternative to LIBOR. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yield and the amounts received and paid on derivative instruments and our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs. In preparation for the potential phaseout of LIBOR, we may need to renegotiate our financial instruments that utilize LIBOR. We are evaluating SOFR and the steps necessary to effect a transition to SOFR for existing and future loans and other products and services that may be impacted by a phase out of LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy arrangements.

Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. The enactment of such legislation including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material impact on our business, financial conditions and results of operations. These tax law changes may also be retroactive to previous periods and could negatively affect our current and future financial performance. For example, while the Tax Cuts and Jobs Act signed into law in December 2017 reduced our federal corporate tax rate from 35% in 2017 to 21%, there is no assurance that presently anticipated benefits will be realized in future years’ financial performance. We will continue to monitor the evolving impact of the Tax Cuts and Jobs Act.

Credit Risks
If we do not properly manage our credit risk, we could suffer material credit losses.
There are substantial risks inherent in making any loan, including, but not limited to:

•risks resulting from changes in economic and industry conditions;
•risks inherent in dealing with individual borrowers;
•uncertainties as to the future value of collateral; and
•the risk of non-payment of loans.

Although we attempt to minimize our credit risk through prudent loan underwriting procedures and by monitoring concentrations of our loans, there can be no assurance that these underwriting and monitoring procedures will effectively reduce these risks. Moreover, as we continue to expand into new markets, credit administration and loan underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan underwriting policies and procedures to local market conditions or to changing economic circumstances could have an adverse impact on our allowance and provision for loan losses and our financial condition, results of operations and liquidity.

We are subject to lending concentration risks.
Heartland's commercial loans were $6.79 billion (including $4.37 billion of commercial real estate loans), or approximately 81%, of our total loan portfolio as of December 31, 2019. Our commercial loans, which tend to be larger and more complex credits than loans to individuals, are primarily approved based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. If the economy weakens or if the industry in which the borrower operates weakens, our borrowers may experience depressed or sudden decreases in revenues that could hinder their cash flow and ability to repay their loans. Consequently, declines in the economy could have a material adverse impact on our earnings. Most often, the underlying collateral consists of accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the customer's business and market conditions.

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
Commercial real estate lending, which is comprised of owner-occupied, non-owner occupied, and lot and land development loans, represents a large portion of our commercial loan portfolio. These loans were $4.37 billion, or approximately 52%, of our total commercial loan portfolio as of December 31, 2019. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic markets in which the real estate is located. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.

Lot and land development loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project and also have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of lots or land held for resale. These loans present project completion risks, as well as the risks applicable to other commercial real estate loans. Economic events or governmental regulations outside of the control of Heartland or the borrower could negatively impact the future cash flow and market values of the affected properties.

We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a commercial real estate loan.
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If previously unknown or undisclosed hazardous or toxic substances are discovered, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review at the time of underwriting a loan secured by real property and also before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Our agricultural loans are often dependent upon the health of the agricultural industry in the location of the borrower, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.
At December 31, 2019, agricultural and agricultural real estate loans totaled $533.1 million, or approximately 6%, of our total loan portfolio. Payments on agricultural and agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of livestock.

The success of a farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes to global trade agreements, price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.

We hold one- to four-family first-lien residential mortgage loans in our loan portfolio, and the ability of the borrower to repay may be difficult to estimate.
The residential mortgage loans that we hold in our loan portfolio, which totaled $597.7 million, or approximately 7% of our total loan portfolio as of December 31, 2019, are primarily to borrowers we believe to be credit worthy based on internal standards and guidelines. Repayment is dependent upon the borrower's ability to repay the loan and the underlying value of the collateral. If we have overestimated or improperly calculated the abilities of the borrowers to repay those loans, default rates could be high, and we could face more legal process and costs to enforce collection of the loan obligations. If the value of the collateral is incorrect, we could face higher losses on the loans.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for loan losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb probable loan losses and risks inherent in the portfolio. While the level of allowance for loan losses reflects management's continuing evaluation of quantitative and qualitative factors including industry concentrations, loan portfolio quality and economic conditions, the amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Despite the current stable economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2019, our allowance for loan losses as a percentage of total loans was 0.84% and as a percentage of total nonperforming loans was approximately 87%. Although we believe that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. The new CECL standard became effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance in future periods. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. See Note 1, "Basis of Presentation," of the notes to the consolidated financial statements for additional information on the impact of the adoption of this standard.

Liquidity and Interest Rate Risks

Liquidity is essential to our business, and our performance could be adversely affected by constraints in or increased costs for funding.
We require liquidity to fund our deposit and debt obligations as they come due. A number of factors beyond our control could have a detrimental impact on the availability or costs of that funding. These include market disruptions, changes in our credit ratings or the sentiment of investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of our investment securities, loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures or reputational damage. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. Our access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of our deposit liabilities are on demand, while a significant portion of our assets are loans that cannot be sold in the same timeframe or are securities that may not be readily saleable if there is disruption in capital markets. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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
We maintained a balance of $3.44 billion, or 26% of our assets, in investment securities at December 31, 2019. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Our operations are affected by risks associated with our use of vendors and other third-party service providers.
We rely on vendor and third-party relationships for a variety of products and services necessary to maintain our day-to-day activities, particularly in the areas of correspondent relationships, operations, treasury management, information technology and security. This reliance exposes us to risks of those third parties failing to perform financially or failing to perform contractually or to our expectations. These risks could include material adverse impacts on our business, such as credit loss or fraud loss, disruption or interruption of business activities, cyber-attacks and information security breaches, poor performance of services affecting our customer relationships and/or reputation, and possibilities that we could be responsible to our customers for legal or regulatory violations committed by those third parties while performing services on our behalf. While we have implemented an active program of oversight to address this risk, there can be no assurance that our vendor and third-party relationships will not have a material adverse impact on our business.

Interruption in or breaches of our network security and the resulting theft or compromise of business and customer information could adversely affect our business or reputation, and create significant legal, regulatory or financial exposure.
We rely heavily on communications and information systems to conduct our business, and as part of our business, we maintain significant amounts of data about our customers and the products they use. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers and fraudsters. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties.

We, our customers, regulators and other third parties, including other financial service institutions and companies engaging in data processing, have been subject to, and are likely to continue to be the target of cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service information, ransomware, improper access by employees or vendors, attacks on personal emails of employees, or breaches of third party vendors that could result in the unauthorized release, gathering and monitoring, misuse, loss or destruction of confidential, proprietary and any other information of ours, our employees, our customers, or of third parties, and damage to our systems or other material disruptions. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities or incidents. Despite efforts to protect our systems and implement controls, processes, policies, and other measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of and rapid evolution of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based products offerings and increase our internal usage of web-based products and applications. Given the continued and rapid evolution of cyber threats, we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. The occurrence of any failure, interruption, or security breach of our information systems could result in violations of privacy and other laws, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including for example financial counterparties, regulators, and provides of critical infrastructure such as internet access or electrical power. Due to the increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or comprises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity may increase the risk of operational failure on both an individual and industry-wide basis.

We could face significant legal and reputational harm if we fail to safeguard personal information
Heartland is subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals. The protected individuals can include our customers, our employees, and the employees of our suppliers, counterparties and other third parties. Ensuring that our collection, use, transfer and storage of personal information comply with applicable laws and regulations in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of the personal information of customers, employees or others by Heartland or a third party affiliated with Heartland could expose us to litigation or regulatory fines, penalties or other sanctions.

Additional risks could arise if Heartland or third parties do not provide adequate disclosure or transparency to our customers about the personal information collected from them and its use; any failure to receive, document, and honor the privacy preferences expressed by our customers; any failure to protect personal information from unauthorized disclosure; or any failure to maintain proper training on privacy practices for all employees or third parties who have access to personal data. Concerns regarding the effectiveness of our measures to safeguard personal information and abide by privacy preferences, or even the perception that those measures are inadequate, could cause us to lose existing or potential customers and thereby reduce our revenues. In addition, any failure or perceived failure by Heartland to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, significant liabilities or regulatory fines, penalties, or other sanctions. Any of these outcomes could damage our reputation and otherwise adversely affect our business.

The potential for business interruption exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the ability of our employees to perform their jobs day-to-day to support our on-going operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals, including those with specialized skills, or in general, the failure of key individuals to perform properly. These risks are heightened during necessary data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our markets and growth strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
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
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models could reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws and limitations in their design or their implementation. If the models we use to guide management's decisions and oversight relating to interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be appropriate to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2019, we had goodwill of $446.3 million, representing approximately 28% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our consolidated balance sheet reflected approximately $41.4 million of deferred tax assets at December 31, 2019, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

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
As part of our general growth strategy, we have acquired, and may acquire, additional banks that we believe provide a strategic and geographic fit with our business. We cannot predict the number, size or timing of acquisitions. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•potential exposure to unknown or contingent liabilities of the banks and businesses we acquire;
•exposure to potential asset quality issues of the acquired bank or related business;
•difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;
•potential disruption to our business;
•potential restrictions on our business resulting from the regulatory approval process;
•inability to realize the expected revenue increases, costs savings, market presence and/or other anticipated benefits;
•potential diversion of our management's time and attention; and
•the possible loss of key employees and customers of the banks and businesses we acquire.

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

In the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations of banks and other financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository financial institutions are frequently raised by the SEC, the federal banking agencies and other authorities. The likelihood of significant changes in laws and regulations in the future and the effect such changes might have on our operations are impossible to determine. Recent changes in the laws and regulations that apply to us have been significant. Moreover, dramatic changes in statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products that we offer and/or increasing the ability of non-banks to offer competing financial services and products.

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

Additional requirements may be imposed in the future. The Basel Committee continues to examine ways to strengthen the regulation, supervision and practices of banks and has produced, and continues to produce a number of consultation and discussion papers which point to a significant revision of the Basel Framework, including improvements to the calculation of risk-weighted assets and the comparability of capital ratios. The ultimate impact on our capital and liquidity will depend on the implementation of further changes in the United States.

We are becoming subject to additional regulatory requirements as our total assets increase, and these additional requirements could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations impose heightened requirements on larger banks and bank holding companies. These heightened requirements have added, and will continue to add, restrictions and complexity to our business operations, as we expand. For example, we were required to comply with the Durbin Amendment effective July 1, 2019, which imposes interchange fee restrictions to debit card issuers.

The Economic Growth Act exempted bank holding companies under $100 billion in assets from certain Dodd-Frank Act requirements that were otherwise applicable to bank holding companies with greater than $10 billion and $50 billion in total consolidated assets. As required by the Economic Growth Act, the federal banking agencies adopted rules further tailoring their supervision and regulation of large bank holding companies with more than $100 billion in assets. However, federal banking agencies have also indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the relief from stress testing and risk management requirements provided by the Economic Growth Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2019, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Banks as of December 31, 2019:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	6
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	10
Wisconsin Bank & Trust 119 Junction Road Madison, WI 53719	19,000	Owned	14
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2026	17
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	6
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Citywide Banks 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	23
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2023	2
Bank of Blue Valley 11935 Riley Street Overland Park, KS 66213	38,000	Owned	12
Premier Valley Bank 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2023	8
First Bank & Trust(1) 9816 Slide Road Lubbock, TX 79424	64,500	Owned	15

(1) Includes PrimeWest Mortgage Corporation loan production offices.

The corporate office of Heartland is located in Dubuque Bank and Trust Company's main office. A majority of the support functions provided to the Banks by Heartland are performed in two leased facilities: one located at 1301 Central Avenue in Dubuque, Iowa, which is leased from Dubuque Bank and Trust Company, and the other located at 700 Locust Street, Suites 300 and 400 in Dubuque, Iowa. In December 2019, Heartland formed a limited liability corporation with an unrelated third party to purchase the location on Locust Street, and Heartland has a lease with the limited liability corporation.

For information on obligations related to our leased facilities, see Note 23, "Leases," to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which Heartland or its subsidiaries are a party at December 31, 2019, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	70	Executive Operating Chairman and Director of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust; Director of Heartland Financial USA, Inc. Insurance Services
Bruce K. Lee	59	Chief Executive Officer, President and Director of Heartland; Director of Citywide Banks, Bank of Blue Valley and First Bank & Trust; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	59	Executive Vice President, Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Brian J. Fox	71	Executive Vice President, Operations, of Heartland
David A. Prince	50	Executive Vice President, Commercial Banking, of Heartland
Janet M. Quick	54	Executive Vice President, Deputy Chief Financial Officer, Principal Accounting Officer of Heartland
Michael J. Coyle	74	Executive Vice President, Corporate Secretary, Senior General Counsel, of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
Deborah K. Deters	55	Executive Vice President, Chief Human Resources Officer, of Heartland
Lynn H. Fuller	36	President and Chief Executive Officer of Dubuque Bank and Trust Company
Tamina L. O'Neill	50	Executive Vice President, Chief Risk Officer of Heartland
Andrew E. Townsend	53	Executive Vice President, Chief Credit Officer of Heartland

Lynn B. Fuller was named Executive Operating Chairman of Heartland in 2018. Mr. Fuller has been a Director of Heartland since 1987 and of Dubuque Bank and Trust Company since 1984 and was the Chief Executive Officer of Heartland from 1999 to 2018. He was President of Heartland from 1990 to 2015. Mr. Fuller has been a Director of Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Rocky Mountain Bank since 2004, Citywide Banks since 2006, Minnesota Bank & Trust since 2008, Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013, Bank of Blue Valley since 2013. In 2015, he was named Director of Heartland Financial USA, Inc. Insurance Services and Premier Valley Bank. In 2018, Mr. Fuller was named a Director of First Bank & Trust. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1987. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. Mr. Fuller is the father of Lynn H. Fuller, President and Chief Executive Officer of Dubuque Bank and Trust Company.

Bruce K. Lee was named Chief Executive Officer of Heartland in 2018. Mr. Lee joined Heartland in 2015 as President and was elected a Director of Heartland in 2017. Mr. Lee was a Director of Rocky Mountain Bank from 2015 to 2018. Mr. Lee has been a Director of Heartland Financial USA, Inc. Insurance Services since 2015. In 2017, Mr. Lee was named a Director of Citywide Banks, in 2018, he was named a Director of First Bank & Trust, and in 2019, he was named a Director of Bank of Blue Valley. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio where he managed sales and service functions for retail, commercial, residential mortgage, and investments as well as finance, human resources, and marketing. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio.

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

Michael J. Coyle joined Heartland in 2009 as Executive Vice President, Senior General Counsel. He serves as Corporate Secretary, which is a role he previously held from 2013 to 2018. In 2015, Mr. Coyle was named Secretary of Heartland Financial USA, Inc. Insurance Services. Prior to joining Heartland, Mr. Coyle was an attorney with the Dubuque, Iowa based law firm of Fuerste, Carew, Coyle, Juergens & Sudmeier, P.C. for 38 years, including 35 years as a senior partner. He has extensive experience in corporate and contract law.

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

Lynn H. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company in 2017. Mr. Fuller joined Heartland in 2013 as Executive Vice President, Corporate Director of Retail. In 2016, Mr. Fuller assumed the position of Market President of Dubuque Bank and Trust Company, and in 2017, Mr. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company. He serves on the board of Dubuque Bank and Trust Company. Prior to joining Heartland, from 2010 to 2013, Mr. Fuller was a Case Team Leader at Bain & Company in Chicago, Illinois. He led his team in providing expert advice on client issues and industry topics and recommended solutions.

Tamina L. O'Neill joined Heartland in 2019 as Executive Vice President, Chief Risk Officer. Ms. O’Neill was most recently the Director of Enterprise Risk Management at MB Financial Bank, a Chicago based mid-size institution from 2013 until joining Heartland. Ms. O’Neill’s experience spans small, mid-size and larger global financial institutions as her financial services and risk management career started approximately 30 years ago with LaSalle Bank/ABN AMRO, a multi-national global financial institution. Over the course of her career, she has built programs and led teams in government lending, commercial banking compliance, corporate compliance, operational risk and enterprise risk management.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 2,900 stockholders of record as of February 14, 2020, and approximately 19,500 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

Effective January 24, 2008, Heartland's board of directors authorized management to acquire and hold up to 500,000 shares of common stock as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the year ended December 31, 2019.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the Nasdaq Composite Index, the SNL U.S. Bank Nasdaq Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2014, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Heartland Financial USA, Inc.	$100.00	$117.25	$181.93	$205.52	$170.20	$195.50
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2014

* Total return assumes reinvestment of dividends

Total Return Performance
250
200
150
100
50
Index Value
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Heartland Financial USA, Inc.
Nasdaq Composite Index
SNL U.S. Bank Nasdaq Index
SNL Bank and Thrift Index

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)
	For the Years Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF INCOME DATA
Interest income	$514,329	$465,820	$363,658	$326,479	$265,968
Interest expense	80,600	51,866	33,350	31,813	31,970
Net interest income	433,729	413,954	330,308	294,666	233,998
Provision for loan losses	16,657	24,013	15,563	11,694	12,697
Net interest income after provision for loan losses	417,072	389,941	314,745	282,972	221,301
Noninterest income	116,208	109,160	102,022	113,601	110,685
Noninterest expenses	349,161	353,888	297,675	279,668	251,046
Income taxes	34,990	28,215	43,820	36,556	20,898
Net income	149,129	116,998	75,272	80,349	60,042
Preferred dividends and discount	—	(39)	(58)	(292)	(817)
Interest expense on convertible preferred debt	—	—	12	51	—
Net income available to common stockholders	$149,129	$116,959	$75,226	$80,108	$59,225

PER COMMON SHARE DATA
Net income – diluted	$4.14	$3.52	$2.65	$3.22	$2.83
Cash dividends	$0.68	$0.59	$0.51	$0.50	$0.45
Dividend payout ratio	16.43%	16.76%	19.25%	15.53%	15.90%
Book value per common share (GAAP)	$43.00	$38.44	$33.07	$28.31	$25.92
Tangible book value per common share (non-GAAP)(1)	$29.51	$25.70	$23.99	$22.55	$20.57
Weighted average shares outstanding-diluted	36,061,908	33,213,148	28,425,652	24,873,430	20,929,385
Tangible common equity ratio (non-GAAP)(1)	8.52%	8.08%	7.53%	7.28%	6.09%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(1)
Common stockholders' equity (GAAP)	$1,578,137	$1,325,175	$990,519	$739,559	$581,475
Less goodwill	446,345	391,668	236,615	127,699	97,852
Less core deposit intangibles and customer relationship intangibles, net	48,688	47,479	35,203	22,775	22,020
Tangible common stockholders' equity (non-GAAP)	$1,083,104	$886,028	$718,701	$589,085	$461,603

Common shares outstanding, net of treasury stock	36,704,278	34,477,499	29,953,356	26,119,929	22,435,693
Common stockholders' equity (book value) per share (GAAP)	$43.00	$38.44	$33.07	$28.31	$25.92
Tangible book value per common share (non-GAAP)	$29.51	$25.70	$23.99	$22.55	$20.57

Reconciliation of Tangible Common Equity Ratio (non-GAAP)(1)
Total assets (GAAP)	$13,209,597	$11,408,006	$9,810,739	$8,247,079	$7,694,754
Less goodwill	446,345	391,668	236,615	127,699	97,852
Less core deposit intangibles and customer relationship intangibles, net	48,688	47,479	35,203	22,775	22,020
Total tangible assets (non-GAAP)	$12,714,564	$10,968,859	$9,538,921	$8,096,605	$7,574,882
Tangible common equity ratio (non-GAAP)	8.52%	8.08%	7.53%	7.28%	6.09%

(1) Refer to the "Non-GAAP Financial Measures section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these tables for reconciliations to the most directly comparable GAAP measures.

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA
Investments	$3,435,441	$2,715,388	$2,492,866	$2,131,086	$1,878,994
Loans held for sale	26,748	119,801	44,560	61,261	74,783
Total net loans receivable held to maturity	8,367,917	7,407,697	6,391,464	5,351,719	5,001,486
Allowance for loan losses	70,395	61,963	55,686	54,324	48,685
Total assets	13,209,597	11,408,006	9,810,739	8,247,079	7,694,754
Total deposits(1)	11,044,331	9,396,429	8,146,909	6,847,411	6,405,823
Long-term obligations	275,773	274,905	285,011	288,534	263,214
Preferred equity	—	—	938	1,357	81,698
Common stockholders’ equity	1,578,137	1,325,175	990,519	739,559	581,475

EARNINGS PERFORMANCE DATA
Return on average total assets	1.24%	1.09%	0.83%	0.98%	0.88%
Return on average common equity (GAAP)	10.12	9.93	8.63	11.80	11.92
Return on average tangible common equity (non-GAAP)(2)	15.73	15.72	12.05	15.84	14.36
Net interest margin (GAAP)	4.00	4.26	4.04	3.95	3.80
Net interest margin, fully tax-equivalent (non-GAAP)(2)	4.04	4.32	4.22	4.13	3.97
Efficiency ratio, fully tax-equivalent (non-GAAP)(2)	63.11	63.54	65.41	66.24	69.16
Earnings to fixed charges:
Excluding interest on deposits	9.84x	8.59x	7.69x	7.27x	5.20x
Including interest on deposits	2.85	3.65	4.30	4.38	3.33

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.66%	0.69%	0.76%	0.91%	0.67%
Nonperforming loans to total loans	0.96	0.98	0.99	1.20	0.79
Net loan charge-offs to average loans	0.11	0.25	0.24	0.11	0.12
Allowance for loan losses to total loans	0.84	0.84	0.87	1.02	0.97
Allowance for loan losses to nonperforming loans	87.28	85.27	87.82	84.37	122.77

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	12.26%	10.94%	9.69%	8.53%	8.55%
Average common equity to average assets	12.26	10.93	9.68	8.31	7.35
Total capital to risk-adjusted assets	13.75	13.72	13.45	14.01	13.74
Tier 1 capital	12.31	12.16	11.70	11.93	11.56
Common Equity Tier 1	10.88	10.66	10.07	10.09	8.23
Tier 1 leverage	10.10	9.73	9.20	9.28	9.58

Reconciliation of Return on Average Tangible Common Equity (non-GAAP)(2)
Net income available to common stockholders (GAAP)	$149,129	$116,959	$75,226	$80,108	$59,225
Plus core deposit and customer intangibles amortization, net of tax(3)	9,458	7,391	3,950	3,660	1,936
Adjusted net income available to common stockholders (non-GAAP)	$158,587	$124,350	$79,176	$83,768	$61,161

Average common stockholders' equity (GAAP)	$1,473,396	$1,177,346	$871,683	$678,989	$496,877
Less average goodwill	415,841	340,352	184,554	125,724	56,781
Less average other intangibles, net	49,377	46,206	30,109	24,553	14,153
Average tangible common equity (non-GAAP)	$1,008,178	$790,788	$657,020	$528,712	$425,943
Annualized return on average common equity (GAAP)	10.12%	9.93%	8.63%	11.80%	11.92%
Annualized return on average tangible common equity (non-GAAP)	15.73%	15.72%	12.05%	15.84%	14.36%

SELECTED FINANCIAL DATA (Continued)
(Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2019	2018	2017	2016	2015
Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)(2)
Net Interest Income (GAAP)	$433,729	$413,954	$330,308	$294,666	$233,998
Plus tax-equivalent adjustment(3)	4,929	6,228	15,139	12,919	10,216
Net interest income - tax-equivalent (non-GAAP)	$438,658	$420,182	$345,447	$307,585	$244,214

Average earning assets	$10,845,940	$9,718,106	$8,181,914	$7,455,217	$6,152,090
Net interest margin (GAAP)	4.00%	4.26%	4.04%	3.95%	3.80%
Net interest margin, fully tax-equivalent (non-GAAP)	4.04%	4.32%	4.22%	4.13%	3.97%

Reconciliation of Non-GAAP Measure-Efficiency Ratio(2)
Net Interest Income (GAAP)	$433,729	$413,954	$330,308	$294,666	$233,998
Plus tax-equivalent adjustment(3)	4,929	6,228	15,139	12,919	10,216
Net interest income - tax-equivalent (non-GAAP)	438,658	420,182	345,447	307,585	244,214
Noninterest income	116,208	109,160	102,022	113,601	110,685
Securities gains, net	(7,659)	(1,085)	(6,973)	(11,340)	(13,143)
Unrealized gain on equity securities, net	(525)	(212)	—	—	—
Impairment loss on securities	—	—	—	—	769
Gain on extinguishment of debt	(375)	—	(1,280)	—	—
Valuation adjustment on servicing rights	911	46	(21)	33	—
Adjusted income (non-GAAP)	$547,218	$528,091	$439,195	$409,879	$342,525

Total noninterest expenses (GAAP)	$349,161	$353,888	$297,675	$279,668	$251,046
Less:
Core deposit intangibles and customer relationship intangibles amortization	11,972	9,355	6,077	5,630	2,978
Partnership investment in tax credit projects	8,030	4,233	1,860	1,051	4,357
(Gain)/loss on sales/valuations of assets, net	(19,422)	2,208	2,475	1,478	6,821
Restructuring expenses	3,227	2,564	—	—	—
Adjusted noninterest expenses (non-GAAP)	$345,354	$335,528	$287,263	$271,509	$236,890

Efficiency ratio, fully tax-equivalent (non-GAAP)	63.11%	63.54%	65.41%	66.24%	69.16%

(1) Excludes deposits held for sale.
(2) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.
(3) Computed on a tax-equivalent basis using an effective tax rate of 21% for periods after January 1, 2018, and a 35% effective tax rate for periods prior to January 1, 2018.
Non-GAAP Financial Measures

This Annual Report on Form 10-K contains references to financial measures which are not defined by generally accepted accounting principles ("GAAP"). Management believes the non-GAAP measures are helpful for investors to analyze and evaluate Heartland's financial condition and operating results. However, these non-GAAP measures have inherent limitations and should not be considered a substitute for operating results determined in accordance with GAAP. Additionally, because non-GAAP measures are not standardized, it may not be possible to compare the non-GAAP measures presented in this section with other companies' non-GAAP measures. Reconciliations of each non-GAAP measure to the most directly comparable GAAP measure may be found in the financial tables above.

The non-GAAP measures presented in this Annual Report on Form 10-K, management's reason for including each measure and the method of calculating each measure are presented below:

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
•Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in reconciliation contained in this Annual Report on Form 10-K.
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
•Organic deposit growth is exclusive of deposits obtained through acquisitions and the reclassification of deposits that are held for sale. Management believes that this measure provides a more complete understanding of underlying trends in deposit growth notwithstanding dispositions and acquisitions.
•Organic loan growth is exclusive of loans obtained through acquisitions and the reclassification of loans that are held for sale. Management believes that this measure provides a more complete understanding of underlying trends in loan growth notwithstanding dispositions and acquisitions.

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

For a discussion of 2017 results of operations, including a discussion of the financial results for the fiscal year ended December 31, 2018, compared to the fiscal year ended December 31, 2017, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2019.

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

Our allowance for loan losses methodology includes the establishment of a dual risk rating system, which allows the utilization of a probability of default and loss given default for certain commercial and agricultural loans in the calculation of the allowance for loan losses. The probability of default and loss given default methodology have been developed using Heartland’s default and loss experience over historical observation periods. Heartland's allowance for loan losses methodology also utilizes loss emergence periods, which represents the average amount of time from the point that a loss is incurred to the point at which the loss is confirmed. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. In addition to past loss experience, management also utilizes certain qualitative factors in our allowance for loan losses methodology including the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, and trends in loan delinquencies and non-performing assets. In addition to the allowance methodology, our software also has the ability to perform stress testing and migration analysis on various portfolio segments.

For loans individually evaluated and determined to be impaired, the allowance is allocated on a loan-by-loan basis as deemed necessary. These estimates reflect consideration of one of the following impairment measurement methods as of the evaluation date:

•the present value of expected future cash flows discounted at the loan's effective interest rate; or
•the fair value of the collateral if the loan is collateral dependent.

All other loans, including individually evaluated loans determined not to be impaired, are segmented into groups of loans with similar risk characteristics for evaluation and analysis. Loss rates for various collateral types of commercial and agricultural loans are based upon the realizable value historically received on the various types of collateral. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a historical loss rate is established for each group of loans based upon an average loss rate calculated using a historical observation period of twelve quarters. The appropriateness of the allowance for loan losses is monitored on an ongoing basis by the loan review staff, senior management and the boards of directors of each Bank.

There can be no assurances that the allowance for loan losses will be adequate to cover all probable loan losses, but management believes that the allowance for loan losses was appropriate at December 31, 2019. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses carried by the Banks. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

The initial fair value measurement of loans and core deposit intangibles require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods. The fair value of acquired loans is based on a discounted cash flow methodology that projects principal and interest payments using key assumptions related to the discount rate and loss rates. The fair value of core deposit intangibles is based on the cost savings approach under a discounted cash flow methodology, whereby projected net cash flow benefits are derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to the discount rate, deposit attrition rates and net costs, including discounted cash flow analyses. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, Heartland reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to individuals and businesses. As of the date of this Annual Report on Form 10-K, Heartland has eleven banking subsidiaries with 115 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains and gains on sale of loans held for sale and income on bank owned life insurance also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for loan losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit intangibles and customer relationship intangibles amortization and other real estate and loan collection expenses.

2019 Overview

Net income available to common stockholders was $149.1 million, or $4.14 per diluted common share, for the year ended December 31, 2019, compared to $117.0 million, or $3.52 per diluted common share, earned during the prior year. Return on average common equity was 10.12% and return on average assets was 1.24% for 2019, compared to 9.93% and 1.09%, respectively, for 2018.

In keeping with its focus on core businesses and execution of strategic priorities, which included select divestitures and optimization of branch locations, Heartland completed the following transactions since January 1, 2019:

Blue Valley Ban Corp. Acquisition

On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp. and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. Based on Heartland's closing common stock price of $44.78 per share on May 10, 2019, the aggregate consideration paid to Blue Valley Ban Corp. common shareholders was $92.3 million, which was paid by delivery of 2,060,258 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided Blue Valley Ban Corp. the funds necessary to repay outstanding debt of $6.9 million, and Heartland assumed $16.1 million of trust preferred securities at fair value. Immediately following the closing of the transaction, Bank of Blue Valley was merged with and into Heartland's wholly-owned Kansas subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity operates under the Bank of Blue Valley brand. As of the closing date, Blue Valley Ban Corp. had, at fair value, total assets of $766.2 million, total loans held to maturity of $542.0 million, and total deposits of $617.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Blue Valley Ban Corp.

Rockford Bank and Trust Company Asset Purchase and Assumption
On November 30, 2019, Heartland's Illinois Bank & Trust subsidiary completed its acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company, headquartered in Rockford, Illinois. The all-cash payment was approximately $46.6 million. Rockford Bank and Trust Company was a wholly-owned subsidiary of Moline, Illinois-based QCR Holdings, Inc. As of the closing date, Rockford Bank and Trust Company had, at fair value, total assets of $495.7 million, which included $354.0 million of gross loans held to maturity, and $430.3 million of deposits.

The financial impact of the Blue Valley Ban Corp. and Rockford Bank and Trust Company acquisitions are included in the results of operations for the year ended December 31, 2019, but not in the results of operations for the period ended December 31, 2018.

Branch Sales and Other Divestitures

•On January 11, 2019, Heartland exited the consumer finance business and entered into an agreement to sell the loan portfolios of its consumer finance subsidiaries, Citizens Finance Co. and Citizens Finance of Illinois Co. (collectively, "Citizens"). The loan portfolios had a fair value of $67.2 million and were classified as held for sale as of December 31, 2018. All of the Citizens locations closed in February 2019.
•On February 22, 2019, Heartland completed the sale of two branch locations of Wisconsin Bank & Trust. The sale included loans of $11.7 million and deposits of $48.6 million. Heartland recorded a net gain of $3.2 million in the first quarter of 2019, which consisted of a gain of $3.5 million and write-off of $329,000 of core deposit intangibles.
•On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of approximately $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of $36.6 million was received during 2019, and Heartland recorded a gain on the sale of this portfolio of $14.5 million. In the agreement, which includes customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.
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

Through the end of 2019, approximately $14 million of the net gains from the divestitures were invested in talent, process improvement, and technology upgrades that management believes are necessary to support future organic and acquired growth, improve efficiency and ultimately provide a superior customer experience and enhance profitability. Three of the most significant investments in technology and process improvement are:

•a project called Operation Customer Compass, which is focused gaining efficiencies through streamlined and automated processes.
•an upgrade to the existing customer relationship management system to the Salesforce Platform, which is an industry leader for relationship management, and,
•the implementation of nCino, a premier commercial loan origination system.

Operation Customer Compass is intended to create back-office capacity for growth and enhance the customer experience through streamlining processes and creating efficiencies. During 2019, full-time equivalent employees were reduced to 1,908 at year-end compared to 2,045 at year-end 2018 while assets grew $1.80 billion. Expense reductions of over $10 million annually are expected to be realized once the project is completed, and management expects the efficiency ratio to move below 60% in 2020.

The upgrade to Salesforce and the implementation of nCino is expected to significantly improve the sales management process and improve the efficiency of the commercial sales teams. The integration between nCino and Salesforce is expected to improve back office functions and shorten the sales cycle. These two projects have launched at two of the Banks and are expected to be rolled out to the remaining banks by mid-2020.

Total assets of Heartland were $13.21 billion at December 31, 2019, an increase of $1.80 billion or 16% from $11.41 billion at year-end 2018. Included in this increase, at fair value, were $766.2 million of assets acquired in the Blue Valley Ban Corp. transaction and $495.7 million of assets acquired in the Rockford Bank and Trust transaction. Exclusive of these transactions, total assets increased $539.7 million or 5% since December 31, 2018. Securities represented 26% of Heartland's total assets at December 31, 2019, compared to 24% at year-end 2018.

Total loans held to maturity were $8.37 billion at December 31, 2019, compared to $7.41 billion at year-end 2018, an increase of $960.2 million or 13%. This change includes $896.0 million of total loans held to maturity acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with the branch sales. Excluding the reclassification of loans to held for sale and the Blue Valley Ban Corp. and Rockford Bank and Trust transactions, total loans held to maturity organically grew $96.3 million or 1% since December 31, 2018.

Total deposits were $11.04 billion as of December 31, 2019, compared to $9.40 billion at year-end 2018, an increase of $1.65 billion or 18%. This increase includes $1.05 billion of deposits acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with the branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions, total deposits organically grew $677.5 million or 7% since December 31, 2018.

Common stockholders' equity was $1.58 billion at December 31, 2019, compared to $1.33 billion at year-end 2018. Book value per common share was $43.00 at December 31, 2019, compared to $38.44 at year-end 2018. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized gain of $969,000 at December 31, 2019, compared to an unrealized loss of $32.5 million at December 31, 2018.

2018 Overview

Net income recorded for 2018 was $117.0 million compared to $75.3 million recorded in 2017, an increase of $41.7 million or 55%. Net income available to common stockholders was $117.0 million, or $3.52 per diluted common share, for the year ended December 31, 2018, compared to $75.2 million, or $2.65 per diluted common share, earned during 2017. Return on average common equity was 9.93% and return on average assets was 1.09% for 2018, compared to 8.63% and 0.83%, respectively, for 2017.

2018 Transactions

•On February 23, 2018, Heartland completed the acquisition of Signature Bancshares, Inc., parent company of Signature Bank, headquartered in Minnetonka, Minnesota. Under the terms of the definitive merger agreement, Heartland acquired Signature Bancshares, Inc. in a transaction valued at approximately $61.4 million, of which $7.8 million was cash, and the remainder was settled by delivery of 1,000,843 shares of Heartland common stock. Simultaneous with the close, Signature Bank merged into Heartland's wholly-owned Minnesota Bank & Trust subsidiary, and the combined entity operates under the Minnesota Bank & Trust brand name. The transaction included, at fair value, total assets of $427.1 million, including $324.5 million of gross loans held to maturity, and deposits of $357.3 million. On the closing date, Heartland provided Signature Bancshares, Inc. the funds necessary to repay outstanding subordinated debt of $5.9 million.
•On May 18, 2018, Heartland completed the acquisition of Lubbock, Texas based First Bank Lubbock Bancshares, Inc., parent company of First Bank & Trust, and PrimeWest Mortgage Corporation, which is a wholly-owned subsidiary of First Bank & Trust. Under the terms of the definitive merger agreement, Heartland acquired First Bank Lubbock Bancshares, Inc. in a transaction valued at approximately $189.9 million, of which $5.5 million was cash, and the remainder was settled by delivery of 3,350,664 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided First Bank Lubbock Bancshares, Inc. the funds necessary to repay outstanding debt of $3.9 million, and Heartland assumed $8.2 million of trust preferred securities at fair value. Immediately after the close of the transaction, Heartland paid $13.3 million to the holders of First Bank Lubbock Bancshares, Inc.'s stock appreciation rights. The transaction included, at fair value, total assets of $1.12 billion, including $681.1 million of gross loans held to maturity, and deposits of $893.8 million. Upon closing of the transaction, First Bank & Trust became a wholly-owned subsidiary of Heartland and continues to operate under its current name and management team as Heartland's eleventh state-chartered bank.
•In 2018, Heartland recorded $2.6 million of restructuring expenses related to its legacy retail mortgage lending operation. The restructuring projects were primarily related to fully outsourcing all aspects of its legacy mortgage lending business and included a workforce reduction of approximately 100 employees and the discontinuation of several information systems. Because of the significant reduction in infrastructure and employees, retail mortgage lending is no longer considered a separate business segment as of January 1, 2018. Heartland has partnered with third-party providers to offer residential mortgage loans to customers in many of its markets. PrimeWest Mortgage Corporation continues to serve customers in Texas and has expanded to serve customers in Heartland's Southwestern markets.

Total assets were $11.41 billion at December 31, 2018, an increase of $1.60 billion or 16% since year-end 2017. Included in this increase, at fair value, were $427.1 million of assets acquired in the Signature Bancshares, Inc. transaction, and $1.12 billion of assets acquired in the First Bank Lubbock Bancshares, Inc. transaction. Exclusive of these transactions, total assets increased $52.8 million or 1%. Securities represented 24% of total assets at December 31, 2018, compared to 25% at year-end 2017.

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

Common stockholders' equity was $1.33 billion at December 31, 2018, compared to $990.5 million at year-end 2017. Book value per common share was $38.44 at December 31, 2018, compared to $33.07 at year-end 2017. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized loss of $32.5 million at December 31, 2018, compared to an unrealized loss of $24.3 million at December 31, 2017.

RECENT DEVELOPMENTS

Pending Acquisition-AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc., and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. As of the announcement date, the shares of Heartland common stock to be issued in the transaction along with cash to be paid to holders of AIM Bancshares, Inc. common stock and the cash to be paid to holders of in-the-money options to purchase AIM Bancshares, Inc. common stock, had an aggregate value of approximately $280.4 million. Simultaneous with the closing of the transaction, AimBank will merge into Heartland's Texas-based subsidiary, First Bank & Trust, and the combined entity will operate as First Bank & Trust. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. As of December 31, 2019, AimBank had total assets of $1.78 billion, $1.16 billion of net loans outstanding, and $1.54 billion of deposits. The transaction is expected to close in the third quarter of 2020 with a systems conversion planned for the fourth quarter of 2020.

Accounting Pronouncement Adoption-ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," commonly referred to as "CECL." Heartland adopted the accounting standard on January 1, 2020, as required. Management currently expects the adoption of ASU 2016-13 will result in an increase of $17.6 million to $28.2 million in the allowance for loan losses and the reserve for unfunded commitments and a reduction of the tangible common equity ratio of approximately 8 to 14 basis points. Because management is finalizing and refining its controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020, could differ from management's current expectation. Refer to Note 1, "Basis of Presentation," to the consolidated financial statements for further information on ASU 2016-13.

Under CECL, on the date of acquisition, acquired loans are divided into two categories: purchased-credit deteriorated ("PCD") loans and all other loans. The allowance for PCD loans is established through purchase accounting, and the allowance for all other loans is established through provision expense. Based on AimBank's loan portfolio as of October 31, 2019, an allowance of approximately $19.1 million established through purchase accounting would be required on the PCD loans, and an allowance of approximately $9.0 million established through provision expense would be required on all other loans when the transaction closes in the third quarter of 2020. This estimate could vary based upon changes in loan balances outstanding and credit quality. Any future acquisitions will negatively impact Heartland's earnings in the period of acquisition by the provision expense recorded on non-PCD loans.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Heartland's management monitors and manages net interest income and net interest margin and shares the results with investors because they are indicators of Heartland's profitability and growth of earning assets.

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

Net interest margin, expressed as a percentage of average earning assets, was 4.00% (4.04% on a fully tax-equivalent basis) during 2019, compared to 4.26% (4.32% on a fully tax-equivalent basis) during 2018 and 4.04% (4.22% on a fully tax-equivalent basis) during 2017. The sale of the Citizens' loan portfolios occurred in the first quarter of 2019, and these loan portfolios accounted for approximately 12 basis points and 17 basis points of margin, respectively, in 2018 and 2017. The Tax Cuts and Jobs Act that passed on December 22, 2017, reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%. With the new 21% corporate federal tax rate, which was effective January 1, 2018, the conversion factor to a fully tax-equivalent basis has decreased. The decline had no impact on net interest income but caused net interest margin on a fully tax-equivalent basis to decrease.

Our success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the years ended December 31, 2019, 2018 and 2017, our net interest margin included 18 basis points, 22 basis points and 18 basis points, respectively, of purchase accounting discount amortization.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income and net interest margin on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Interest income increased $48.5 million or 10% to $514.3 million in 2019 and increased $102.2 million or 28% to $465.8 million in 2018 from $363.7 million in 2017. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $4.9 million in 2019 and $6.2 million in 2018. With these adjustments, interest income on a tax-equivalent basis was $519.3 million during 2019, an increase of $47.2 million or 10%, and $472.0 million during 2018, an increase of $93.3 million or 25% from $378.8 million in 2017.

The average interest rate earned on total average earning assets was 4.79% during 2019 compared to 4.86% during 2018 and 4.63% during 2017. The overall tax-equivalent yield earned on the securities portfolio was 3.02% in 2019 compared to 2.95% in 2018 and 3.06% in 2017, an increase of 7 basis points in 2019 and a decrease of 11 basis points in 2018. The overall tax-equivalent yield earned on the loan portfolio was 5.55% in 2019 compared to 5.60% in 2018 and 5.33% in 2017, a decrease of 5 basis points in 2019 and an increase of 27 basis points in 2018. The percentage of average loans, which are typically the highest yielding asset, to total average earning assets was 71% during 2019 compared to 73% during 2018 and 71% during 2017.

The increases in interest income during both 2019 and 2018 were primarily due to growth in average earning assets, which totaled $10.85 billion during 2019 compared to $9.72 billion during 2018 and $8.18 billion during 2017. The increase in average earning assets was $1.13 billion or 12% for 2019 and $1.54 billion or 19% for 2018. A majority of the growth in average earning assets during both years was attributable to the acquisitions completed during 2019 and 2018.

Interest expense increased $28.7 million or 55% during 2019 to $80.6 million compared to $51.9 million during 2018 and increased $18.5 million or 56% during 2018 from $33.4 million during 2017. The average interest rate paid on Heartland's interest bearing deposits and borrowings was 1.14% in 2019 compared to 0.83% in 2018 and 0.61% in 2017. Average savings balances, as a percentage of total average interest bearing deposits, was 83% during 2019 compared to 82% in 2018 and 2017. The average interest rate paid on savings deposits was 0.85% during 2019 compared to 0.53% during 2018 and 0.27% during 2017. The increases in 2019 and 2018 in the average rate paid on interest bearing deposits were primarily attributable to the full year impact of the 2018 Federal Funds rate increases partially offset by the impact of the three Federal Funds rate cuts in the second half of 2019.

Net interest income totaled $433.7 million during 2019, an increase of $19.8 million or 5% from the $414.0 million recorded during 2018. Net interest income increased $83.6 million or 25% during 2018 from the $330.3 million recorded during 2017. After the tax-equivalent adjustment discussed above, net interest income on a fully tax-equivalent basis increased $18.5 million or 4% during 2019 and $74.7 million or 22% during 2018. Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows, however net interest margin as a percentage of average earning assets may decrease because of interest rate changes. The Federal Reserve has indicated it will closely assess economic data and be patient before moving ahead with any additional changes to the Federal Funds rate; therefore, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES(1)
	For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$2,522,365	$73,147	2.90%	$1,999,321	$54,131	2.71%	$1,629,936	$38,365	2.35%
Nontaxable(1)	313,197	12,491	3.99	439,894	17,873	4.06	617,267	30,305	4.91
Total securities	2,835,562	85,638	3.02	2,439,215	72,004	2.95	2,247,203	68,670	3.06
Interest bearing deposits with other banks and other short-term investments	313,373	6,695	2.14	197,562	3,698	1.87	136,555	1,547	1.13
Federal funds sold	138	4	2.90	430	—	—	5,932	42	0.71
Loans:(2)
Commercial and commercial real estate(1)	6,105,889	332,866	5.45	5,401,683	289,379	5.36	4,256,158	211,316	4.96
Residential mortgage	656,741	30,552	4.65	692,310	32,047	4.63	655,515	30,242	4.61
Agricultural and agricultural real estate(1)	550,231	29,438	5.35	549,346	28,331	5.16	498,032	23,651	4.75
Consumer	448,230	25,802	5.76	496,900	37,250	7.50	437,356	35,194	8.05
Fees on loans		8,263	—		9,339	—		8,135	—
Less: allowance for loan losses	(64,224)	—	—	(59,340)	—	—	(54,837)	—	—
Net loans	7,696,867	426,921	5.55	7,080,899	396,346	5.60	5,792,224	308,538	5.33
Total earning assets	10,845,940	519,258	4.79%	9,718,106	472,048	4.86%	8,181,914	378,797	4.63%
Nonearning Assets	1,175,977			1,054,191			827,711
Total Assets	$12,021,917			$10,772,297			$9,009,625
Interest Bearing Liabilities(3)
Savings	$5,530,503	$47,069	0.85%	$4,779,977	$25,123	0.53%	$4,044,032	$11,107	0.27%
Time deposits	1,115,785	16,665	1.49	1,058,769	10,544	1.00	902,255	7,172	0.79
Short-term borrowings	126,337	1,748	1.38	142,295	1,696	1.19	190,040	678	0.36
Other borrowings	275,982	15,118	5.48	272,545	14,503	5.32	290,398	14,393	4.96
Total interest bearing liabilities	7,048,607	80,600	1.14%	6,253,586	51,866	0.83%	5,426,725	33,350	0.61%
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,384,341			3,265,532			2,643,945
Accrued interest and other liabilities	115,573			75,224			66,248
Total noninterest bearing liabilities	3,499,914			3,340,756			2,710,193
Stockholders' Equity	1,473,396			1,177,955			872,707
Total Liabilities and Stockholders' Equity	$12,021,917			$10,772,297			$9,009,625
Net interest income, fully tax-equivalent (non-GAAP)(1)		$438,658			$420,182			$345,447
Net interest spread(1)			3.65%			4.03%			4.02%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			4.04%			4.32%			4.22%

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME(1)
	For the Years Ended December 31,
	2019 Compared to 2018 Change Due to			2018 Compared to 2017 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
EARNING ASSETS / INTEREST INCOME
Investment securities:
Taxable	$14,953	$4,063	$19,016	$9,480	$6,286	$15,766
Nontaxable(1)	(5,059)	(323)	(5,382)	(7,770)	(4,662)	(12,432)
Interest bearing deposits	2,415	582	2,997	874	1,277	2,151
Federal funds sold	—	4	4	(20)	(22)	(42)
Loans(1)(2)	34,195	(3,620)	30,575	71,484	16,324	87,808
TOTAL EARNING ASSETS	46,504	706	47,210	74,048	19,203	93,251
LIABILITIES / INTEREST EXPENSE
Interest bearing deposits(3):
Savings	4,439	17,507	21,946	2,328	11,688	14,016
Time deposits	595	5,526	6,121	1,384	1,988	3,372
Short-term borrowings	(203)	255	52	(209)	1,227	1,018
Other borrowings	185	430	615	(914)	1,024	110
TOTAL INTEREST BEARING LIABILITIES	5,016	23,718	28,734	2,589	15,927	18,516
NET INTEREST INCOME	$41,488	$(23,012)	$18,476	$71,459	$3,276	$74,735

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018, and 35% for all prior periods.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.
(3) Includes deposits held for sale.

Provision For Loan Losses

A provision for loan losses is charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for loan losses. In determining that the allowance for loan losses is appropriate, management uses factors that include the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, past loss experience, loan delinquencies, substandard credits and doubtful credits. Given the size of Heartland's loan portfolio, the level of organic loan growth, acquired loans that move out of the purchase accounting pool, changes in credit quality and the variability that can occur in the factors considered when determining the appropriateness of the allowance for loan losses, Heartland's provision for loan losses will vary from year to year. For additional details on the specific factors considered, refer to the discussion under the captions "Critical Accounting Policies" and "Allowance For Loan Losses" in this Annual Report on Form 10-K. Heartland believes the allowance for loan losses as of December 31, 2019, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions should become more unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

The provision for loan losses was $16.7 million during 2019 compared to $24.0 million during 2018 and $15.6 million during 2017. Loans covered by the allowance totaled $6.57 billion as of December 31, 2019, compared to $5.73 billion as of December 31, 2018, and $4.89 billion as of December 31, 2017.

Provision expense decreased $7.4 million or 31% during 2019 primarily due to the reduction of net charge offs. Net charge-offs totaled $8.2 million in 2019 compared to $17.7 million in 2018, which was a reduction of $9.5 million or 54%. In 2018, two impaired commercial loans from acquired portfolios totaling $5.8 million required provision expense of $4.0 million.

Additionally, provision expense was positively impacted by the sale of the Citizens' Finance loan portfolios in 2019. In 2019, a provision benefit of $631,000 was recorded at Citizens Finance Parent Co. compared to provision expense of $2.2 million in 2018, and $4.8 million in 2017.

The allowance for loan losses at December 31, 2019, was 0.84% of loans and 87.28% of nonperforming loans compared to 0.84% of loans and 85.27% of nonperforming loans at December 31, 2018, and 0.87% of loans and 87.82% of nonperforming loans at December 31, 2017.

Noninterest Income

The table below summarizes Heartland's noninterest income for the years indicated, in thousands:

NONINTEREST INCOME
	For the Years Ended December 31,			% Change
	2019	2018	2017	2019/2018	2018/2017
Service charges and fees	$52,157	$48,706	$39,183	7%	24%
Loan servicing income	4,843	7,292	5,636	(34)	29
Trust fees	19,399	18,393	15,818	5	16
Brokerage and insurance commissions	3,786	4,513	4,033	(16)	12
Securities gains, net	7,659	1,085	6,973	606	(84)
Unrealized gain on equity securities, net	525	212	—	148	100
Net gains on sale of loans held for sale	15,555	21,450	22,251	(27)	(4)
Valuation allowance on servicing rights	(911)	(46)	21	(1,880)	(319)
Income on bank owned life insurance	3,785	2,793	2,772	36	1
Other noninterest income	9,410	4,762	5,335	98	(11)
Total Noninterest Income	$116,208	$109,160	$102,022	6%	7%

Noninterest income was $116.2 million in 2019 compared to $109.2 million in 2018, an increase of $7.0 million or 6%. This increase is the result of higher service charges and fees, securities gains, net and other noninterest income, the effect of which was partially offset by reduced loan servicing income and net gains on sale of loans held for sale. During 2018, noninterest income was $109.2 million compared to $102.0 million in 2017, an increase of $7.1 million or 7%. This increase reflected higher service charges and fees and trust fees, the effect of which was partially offset by lower net gains on sale of loans held for sale and lower net securities gains.

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2019	2018	2017	2019/2018	2018/2017
Service charges and fees on deposit accounts	$12,790	$11,291	$9,570	13%	18%
Overdraft fees	11,543	10,796	9,365	7	15
Customer service fees	331	330	296	—	11
Credit card fee income	15,594	11,893	7,968	31	49
Debit card income	11,899	14,396	11,984	(17)	20
Total service charges and fees	$52,157	$48,706	$39,183	7%	24%

Total service charges and fees of $52.2 million in 2019 increased $3.5 million or 7% from $48.7 million in 2018 and $9.5 million or 24% from $39.2 million in 2017. Service charges on checking and savings accounts totaled $12.8 million during 2019 compared to $11.3 million during 2018 and $9.6 million during 2017. Overdraft fees totaled $11.5 million during 2019, $10.8 million during 2018 and $9.4 million during 2017. The increases in service charges and fees on deposit accounts and overdraft fees are primarily attributable to a larger customer base.

Credit card fee income totaled $15.6 million during 2019 compared to $11.9 million during 2018 and $8.0 million in 2017. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at the Banks, including recently acquired Banks. Heartland has focused on expanding its card payment solution for businesses. As an example, Heartland introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in debit card income of $11.9 million during 2019, $14.4 million during 2018 and $12.0 million during 2017. The decrease of $2.5 million or 17% during 2019 was primarily attributable to the impact of the Durbin amendment, which restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment was effective for Heartland on July 1, 2019.

Loan Servicing Income
The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2019	2018	2017	2019/2018	2018/2017
Commercial and agricultural loan servicing fees(1)	$3,110	$3,229	$3,118	(4)%	4%
Residential mortgage servicing fees(2)	4,901	9,931	11,567	(51)	(14)
Mortgage servicing rights amortization	(3,168)	(5,868)	(9,049)	(46)	(35)
Total loan servicing income	$4,843	$7,292	$5,636	(34)%	29%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights.
(2) Heartland's mortgage servicing portfolio totaled $616.7 million, $4.10 billion and $3.56 billion as of December 31, 2019, 2018 and 2017, respectively.

On April 30, 2019, Heartland's Dubuque Bank and Trust Company subsidiary sold substantially all of its mortgage servicing rights portfolio. This transaction did not impact the residential mortgage servicing portfolio of Heartland's PrimeWest Mortgage Corporation subsidiary.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $4.8 million for 2019 compared to $7.3 million for 2018 and $5.6 million for 2017. Loan servicing income related to the servicing of commercial and agricultural loans totaled $3.1 million during 2019 compared to $3.2 million during 2018 and $3.1 million during 2017.

Fees collected for the servicing of mortgage loans, primarily for GSEs, were $4.9 million during 2019 compared to $9.9 million during 2018 and $11.6 million during 2017. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $3.2 million during 2019 compared to $5.9 million during 2018 and $9.0 million during 2017. The decrease in amortization of servicing rights in 2019 was primarily due to the sale of Dubuque Bank and Trust Company's mortgage servicing portfolio, and the decrease in 2018 compared to 2017 was primarily due to decreased prepayment speeds of mortgage loans.

The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $616.7 million at December 31, 2019, compared to $4.10 billion at December 31, 2018, and $3.56 billion at December 31, 2017. The increase in the mortgage servicing portfolio in 2018 was primarily attributable to the PrimeWest servicing portfolio that was acquired during the year, which totaled $648.9 million at December 31, 2018. The decrease in the mortgage servicing portfolio in 2019 was primarily attributable to the sale of the mortgage servicing portfolio of Dubuque Bank and Trust Company previously discussed. Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Net Gains on Sale of Loans Held for Sale
Net gains on sale of loans held for sale totaled $15.6 million during 2019 compared to $21.5 million during 2018 and $22.3 million during 2017. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Due to changes in Heartland's legacy mortgage lending business, net gains on sales of residential mortgage loans only reflected PrimeWest Mortgage Corporation mortgage production in 2019.

Securities Gains, Net
Securities gains totaled $7.7 million during 2019 compared to $1.1 million during 2018 and $7.0 million during 2017. Heartland's securities portfolio was in a net unrealized gain position of $1.4 million at the end of 2019 compared to a net unrealized loss position of $41.9 million at the end of 2018. During 2017, three private label Z tranche securities with a book value of $57,000 were sold for a gain of $2.8 million.

Other Noninterest Income
Other noninterest income was $9.4 million during 2019 compared to $4.8 million during 2018 and $5.3 million during 2017, an increase of $4.6 million or 98% during 2019 and a decrease of $573,000 or 11% during 2018. Commercial swap fee income increased $1.4 million or 142% to $2.4 million for 2019 compared to $1.0 million for 2018. The increase in 2019 included $768,000 of swap fee income related to one large commercial loan at Dubuque Bank and Trust Company. Also included in other noninterest income for 2019 was $1.3 million of death benefits on bank owned life insurance and a $266,000 recovery on an acquired loan that was charged off prior to acquisition. Heartland also recorded $375,000 of other noninterest income for the gain on extinguishment of debt. There were no similar items recorded in 2018.

Noninterest Expenses

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands:

NONINTEREST EXPENSES
	For the Years Ended December 31,			% Change
	2019	2018	2017	2019/2018	2018/2017
Salaries and employee benefits	$200,541	$196,118	$171,407	2%	14%
Occupancy	25,450	25,328	22,244	—	14
Furniture and equipment	12,100	12,529	11,061	(3)	13
Professional fees	50,022	43,510	36,474	15	19
Advertising	10,028	9,565	7,229	5	32
Core deposit intangibles and customer relationship intangibles amortization	11,972	9,355	6,077	28	54
Other real estate and loan collection expenses	1,035	3,038	2,461	(66)	23
(Gain)/loss on sales/valuations of assets, net	(19,422)	2,208	2,475	(980)	(11)
Restructuring expenses	3,227	2,564	—	26	100
Other noninterest expenses	54,208	49,673	38,247	9	30
Total Noninterest Expenses	$349,161	$353,888	$297,675	(1)%	19%

Noninterest expenses totaled $349.2 million in 2019 compared to $353.9 million in 2018, a $4.7 million or 1% decrease, with the most significant increases in professional fees, core deposit intangibles and customer relationship intangibles amortization and other noninterest expenses, which were partially offset by net gains on sales/valuations of assets. Noninterest expenses totaled $353.9 million in 2018 compared to $297.7 million in 2017, an $56.2 million or 19% increase, with the most significant increases in salaries and employee benefits, professional fees, advertising, restructuring expenses and other noninterest expenses.

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $4.4 million or 2% to $200.5 million in 2019 and $24.7 million or 14% to $196.1 million in 2018. In 2019, the increase in salaries and benefits was primarily attributable to increased incentive compensation costs. The increases in 2018 and 2017 were primarily attributable to the additional salaries and employee benefits for employees of the acquired entities. Full-time equivalent employees totaled 1,908 on December 31, 2019, compared to 2,045 on December 31, 2018, and 2,008 on December 31, 2017. The reduction in full-time equivalent employees in 2019 was primarily attributable to the closure of Heartland's legacy mortgage operations, the sale of the Citizen's Finance loan portfolios and the efficiency opportunities realized from Operation Customer Compass.

Professional Fees
Professional fees increased $6.5 million or 15% to $50.0 million during 2019 and $7.0 million or 19% to $43.5 million during 2018. Professional fees recorded in 2019 related to Heartland's strategic initiatives totaled $4.7 million. The remainder of the increases for 2019 and 2018 were primarily attributable to the services provided to Heartland by third-party advisors, including services performed related to mergers and acquisitions, model validation expenses and advisory services associated with the increased level of regulation resulting from Heartland having assets over $10 billion.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization totaled $12.0 million during 2019 and $9.4 million in 2018, which was an increase of $2.6 million or 28%. Core deposit intangibles and customer relationship intangibles amortization increased $3.3 million or 54% during 2018 from $6.1 million in 2017. Included in core deposit intangibles and customer relationship intangibles amortization in 2019 were write-offs totaling $682,000 related to the branch sales at Illinois Bank & Trust, Citywide Banks and Wisconsin Bank & Trust. The remainder of the increases for the years ended December 31, 2019 and 2018 were attributable to recent acquisitions.

Net Gains/Losses on Sales/Valuations of Assets
Net gains on sales/valuations of assets totaled $19.4 million during 2019 compared to losses of $2.2 million during 2018 and losses of $2.5 million during 2017. Heartland recorded $24.5 million of gains associated with the branch sales and sale of the mortgage servicing rights portfolio previously discussed. Excluding these sales, net losses of $5.1 million were recorded in 2019, of which $4.6 million related to write-downs and disposals of fixed assets of closed branch locations. Write-downs and losses of $1.3 million related to three other real estate properties were recorded in 2018.

Restructuring Expenses
Restructuring expenses totaled $3.2 million and $2.6 million in 2019 and 2018, respectively. In 2019, the restructuring expenses consisted of severance and retention payments for legacy mortgage and Citizens' Finance Co. employees, software discontinuation fees and expected lease buyouts. In 2018, the restructuring expenses were primarily related to outsourcing the residential mortgage loan application processing, underwriting and loan closing functions. The restructuring expenses consisted of severance and retention costs related to the workforce reduction and contract buyouts associated with the discontinued use of several systems.

Other Noninterest Expenses
Other noninterest expenses were $54.2 million during 2019, $49.7 million during 2018 and $38.2 million during 2017. Included in other noninterest expenses were write-downs on partnership investments which qualified for tax credits totaling $8.0 million in 2019, $4.2 million in 2018 and $1.9 million in 2017.

Excluding the items noted above, increases in all other noninterest expense categories for the years ended December 31, 2019, and 2018, were primarily attributable to recent acquisitions.

Efficiency Ratio

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, with the goal of reducing it to below 60%. The efficiency ratio, fully tax-equivalent, improved during 2019 to 63.11% compared to 63.54% for 2018 and 65.41% for 2017. The process improvement and automation opportunities realized from Operation Customer Compass are expected to reduce the efficiency ratio. Management continues to review branch locations for optimization. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction to optimize cost savings. Management expects the efficiency ratio will show variability from year to year as a result of acquisition activities.

See "Selected Financial Data" in Item 6 of this Annual Report on Form 10-K for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

Income Taxes

Heartland's effective tax rate was 19.0% for 2019 compared to 19.4% for 2018 and 36.8% for 2017. The lower effective tax rate for 2019 and 2018 when compared to 2017 was primarily the result of the reduced corporate federal tax rate. The Tax Cuts and Jobs Act, which among other provisions, reduced the federal corporate tax rate to 21% from the maximum rate of 35% effective January 1, 2018. In response to the Tax Cuts and Jobs Act, Heartland recorded a $10.4 million non-cash charge to income tax expense in 2017 to adjust the value of its deferred tax assets and liabilities.

The following items impacted Heartland's 2019, 2018 and 2017 tax calculations:

•Solar energy tax credits of $4.0 million, $2.9 million and $449,000 during 2019, 2018 and 2017 respectively.
•Federal low-income housing tax credits of $1.1 million for the year ended December 31, 2019, compared to $1.2 million for the years ended December 31, 2018, and December 31, 2017.
•Historic rehabilitation tax credits of $1.8 million for 2019 compared to $0 for 2018 and $713,000 for 2017.
•Tax-exempt interest income as a percentage of pre-tax income of 10.1% during 2019 compared to 16.1% for 2018 and 23.6% for 2017. The tax-equivalent adjustment for this tax-exempt interest income was $4.9 million during 2019, $6.2 million during 2018 and $15.1 million during 2017.
•Included in 2019's tax calculation were $1.9 million of tax benefits related to the release of valuation allowances on deferred tax assets.

FINANCIAL CONDITION

Heartland's total assets were $13.21 billion at December 31, 2019, an increase of $1.80 billion or 16% since December 31, 2018. Included in this increase, at fair value, were $766.2 million of assets acquired in the Blue Valley Ban Corp. transaction and $495.7 million of assets acquired in the Rockford Bank and Trust Company transaction. Heartland's total assets were $11.41 billion at December 31, 2018, an increase of $1.60 billion or 16% compared to $9.81 billion at December 31, 2017. Included in this increase, at fair value, were $427.1 million of assets acquired in the Signature Bancshares, Inc. transaction and $1.12 billion of assets acquired in the First Bank Lubbock Bancshares, Inc. transaction.

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

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations and trade policies. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity. In underwriting agricultural loans, lending personnel work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel also work closely with governmental agencies, including the Farm Service Agency, to help agricultural customers obtain credit enhancement products such as loan guarantees or interest assistance.

Heartland has not been active in the origination of first-lien, one-to-four family residential mortgages since the end of 2018. During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential mortgage loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation. PrimeWest Mortgage Corporation provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in several of Heartland's southwestern markets. PrimeWest Mortgage Corporation services the loans it sells into the secondary market.

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

Heartland’s major source of income is interest on loans. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated, in thousands:

LOAN PORTFOLIO
	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial	$2,419,909	28.90%	$2,020,231	27.26%	$1,646,606	25.76%	$1,287,265	24.04%	$1,279,214	25.56%
Commercial real estate	4,370,549	52.19	3,711,481	50.08	3,163,269	49.48	2,538,582	47.42	2,326,360	46.50
Agricultural and agricultural real estate	533,064	6.37	565,408	7.63	511,588	8.00	489,318	9.14	471,870	9.43
Residential mortgage	597,742	7.14	673,603	9.09	624,279	9.76	617,924	11.54	539,555	10.78
Consumer	452,233	5.40	440,158	5.94	447,484	7.00	420,613	7.86	386,867	7.73
Gross loans receivable held to maturity	8,373,497	100.00%	7,410,881	100.00%	6,393,226	100.00%	5,353,702	100.00%	5,003,866	100.00%
Unearned discount	(680)		(1,624)		(556)		(699)		(488)
Deferred loan fees	(4,900)		(1,560)		(1,206)		(1,284)		(1,892)
Total net loans receivable held to maturity	8,367,917		7,407,697		6,391,464		5,351,719		5,001,486
Allowance for loan losses	(70,395)		(61,963)		(55,686)		(54,324)		(48,685)
Loans receivable, net	$8,297,522		$7,345,734		$6,335,778		$5,297,395		$4,952,801

Loans held for sale totaled $26.7 million, which was primarily residential mortgage loans, at December 31, 2019, $119.8 million at December 31, 2018, which included $96.0 million of loans to be sold in conjunction with the pending branch sales and Citizens' loan portfolios, and $23.8 million of primarily residential mortgage loans, and $44.6 million at December 31, 2017, which was a result of mortgage loan origination activity.

The table below sets forth the remaining maturities of loans by category, including loans held for sale and excluding unearned discount and deferred loan fees, as of December 31, 2019, in thousands:

MATURITY AND RATE SENSITIVITY OF LOANS(1)

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial	$1,025,085	$488,544	$399,111	$309,824	$197,345	$2,419,909
Commercial real estate	886,282	1,235,433	716,262	345,299	1,187,273	4,370,549
Agricultural and agricultural real estate	261,842	186,739	21,924	33,846	28,713	533,064
Residential real estate	100,912	41,440	57,625	111,959	312,554	624,490
Consumer	70,362	65,079	60,802	28,104	227,886	452,233
Total	$2,344,483	$2,017,235	$1,255,724	$829,032	$1,953,771	$8,400,245

(1) Maturities based upon contractual dates.

Total loans held to maturity were $8.37 billion at December 31, 2019, compared to $7.41 billion at year-end 2018, an increase of $960.2 million or 13%. Excluding $32.1 million of loans that were reclassified as held for sale in conjunction with the branch sales and the Citizens transaction and $896.0 million of loans acquired from Blue Valley Ban Corp. and Rockford Bank and Trust Company in 2019, total loans held to maturity organically increased $96.3 million or 1% since year-end 2018. Total loans held to maturity were $7.41 billion at December 31, 2018, compared to $6.39 billion at year-end 2017, an increase of $1.02 billion or 16%. Excluding $96.0 million of loans that were classified as held for sale in conjunction with the pending branch sales and the Citizens transaction and $1.01 billion of loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc., in 2018, total loans held to maturity organically increased $106.7 million or 2% since year-end 2017.

The commercial and commercial real estate loan category continues to be the primary focus for all of the Banks. These loans comprised 81% of the loan portfolio at December 31, 2019 compared to 77% at year-end 2018. Commercial and commercial real estate loans, which totaled $6.79 billion at December 31, 2019, increased $1.06 billion or 18% from $5.73 billion at year-end 2018. Excluding $14.9 million of commercial and commercial real estate loans classified as held for sale during the first quarter of 2019 and $780.3 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, commercial and commercial real estate loans organically increased $293.4 million or 5% since December 31, 2018. Commercial and commercial real estate loans increased $921.8 million or 19% to $5.73 billion at December 31, 2018 from $4.81 billion at year-end 2017. Exclusive of $830.0 million of commercial and commercial real estate loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. in 2018, commercial and commercial real estate loans organically increased $91.8 million or 2% since year-end 2017.

Residential mortgage loans, which totaled $597.7 million at December 31, 2019, decreased $75.9 million or 11% from $673.6 million at year-end 2018 Excluding $2.0 million of residential mortgage loans classified as held for sale during the first quarter of 2019 and $59.3 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, residential mortgage loans organically decreased $133.2 million or 20% since December 31, 2018. The decrease was primarily as a result of customers refinancing loans due to recent decreases in mortgage interest rates. Residential mortgage loans, which totaled $673.6 million at December 31, 2018, increased $49.3 million or 8% since year-end 2017. Exclusive of $81.6 million of residential mortgage loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. in 2018, residential mortgage loans organically decreased $32.3 million or 5% from year-end 2017.

Agricultural and agricultural real estate loans, which totaled $533.1 million at December 31, 2019, decreased $32.3 million or 6% in 2019 from $565.4 million at December 31, 2018, and increased $53.8 million or 11% in 2018 from $511.6 million at December 31, 2017. Excluding $6.6 million of agricultural and agricultural real estate loans classified as held for sale during the first quarter of 2019 and $1.8 million of loans acquired in the Blue Valley Ban Corp. transaction, agricultural and agricultural real estate loans organically decreased $27.5 million or 5% since December 31, 2018. Excluding $28.6 million of agricultural and agricultural loans acquired in the First Bank Lubbock Bancshares, Inc. transaction in 2018, agricultural and agricultural real estate loans organically increased $25.2 million or 5% since year-end 2017. Approximately 77% of Heartland's agricultural loans at year-end 2019 were to borrowers located in the Midwest. The agricultural loan portfolio is well diversified among loans relating to grain crops, dairy cows, hogs and cattle.

Consumer loans, which totaled $452.2 million at December 31, 2019, increased $12.1 million or 3% in 2019 from $440.2 million at December 31, 2018, and decreased $7.3 million or 2% in 2018 from $447.5 million at December 31, 2017. Excluding

$8.6 million of loans classified as held for sale during the first quarter of 2019 and $54.7 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, consumer loans organically decreased $33.9 million or 8% since December 31, 2018. Exclusive of $65.3 million of consumer loans acquired from Signature Bancshares, Inc. and First Bank Lubbock Bancshares, Inc. and $73.4 million of loans transferred to held for sale, consumer loans organically increased $800,000 or less than 1% since December 31, 2017.

Excluding loans acquired in the fourth quarter of 2019, loans secured by real estate, either fully or partially, totaled $5.20 billion or 62% of gross loans at December 31, 2019 and $4.80 billion or 65% of total loans at December 31, 2018. Approximately 50% of the non-farm, nonresidential loans are owner occupied. The largest categories within our real estate secured loans are listed below, in thousands:

LOANS SECURED BY REAL ESTATE
	As of December 31,
	2019	2018
Residential real estate, excluding residential construction and residential lot loans	$1,076,032	$1,119,942
Industrial, manufacturing, business and commercial	663,859	805,265
Agriculture	291,067	270,023
Retail	515,547	435,680
Office	591,061	485,262
Land development and lots	238,706	216,665
Hotel, resort and hospitality	361,781	233,735
Multi-family	335,969	311,319
Food and beverage	145,533	130,981
Warehousing	220,558	186,436
Health services	289,079	182,882
Residential construction	164,959	171,116
All other	309,256	255,145
Total loans secured by real estate	$5,203,407	$4,804,451

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

Our strategy with respect to the management of these types of risks, whether loan demand is weak or strong, is to encourage the Banks to follow tested and prudent loan policies and underwriting practices, which include: (i) making loans on a sound and collectible basis; (ii) verifying that primary and secondary sources of repayment are adequate in relation to the amount of the loan; (iii) administering loan policies through a board of directors; (iv) developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each loan category; and (v) appropriately documenting each loan and augmenting government guaranteed lending programs and adequate insurance.

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

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

NONPERFORMING ASSETS
	As of December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans	$76,548	$71,943	$62,581	$64,299	$39,655
Loans contractually past due 90 days or more	4,105	726	830	86	—
Total nonperforming loans	80,653	72,669	63,411	64,385	39,655
Other real estate	6,914	6,153	10,777	9,744	11,524
Other repossessed assets	11	459	411	663	485
Total nonperforming assets	$87,578	$79,281	$74,599	$74,792	$51,664
Restructured loans(1)	$3,794	$4,026	$6,617	$10,380	$11,075
Nonperforming loans to total loans receivable	0.96%	0.98%	0.99%	1.20%	0.79%
Nonperforming assets to total loans receivable plus repossessed property	1.05%	1.07%	1.17%	1.39%	1.03%
Nonperforming assets to total assets	0.66%	0.69%	0.76%	0.91%	0.67%

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in Heartland's nonperforming assets, including other real estate owned ("OREO") during 2019 and 2018, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2018	$72,669	$6,153	$459	$79,281
Loan foreclosures	(8,287)	8,066	221	—
Net loan charge offs	(8,225)	—	—	(8,225)
New nonperforming loans	49,571	—	—	49,571
Acquired nonperforming assets	2,130	1,362	—	3,492
Reduction of nonperforming loans(1)	(27,205)	—	—	(27,205)
OREO/Repossessed sales proceeds	—	(7,660)	(184)	(7,844)
OREO/Repossessed assets write-downs, net	—	(1,007)	(39)	(1,046)
Net activity at Citizens Finance Parent Co.	—	—	(446)	(446)
December 31, 2019	$80,653	$6,914	$11	$87,578

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2017	$63,411	$10,777	$411	$74,599
Loan foreclosures	(7,954)	7,866	88	—
Net loan charge offs	(17,736)	—	—	(17,736)
New nonperforming loans	59,097	—	—	59,097
Acquired nonperforming assets	9,246	1,186	—	10,432
Reduction of nonperforming loans(1)	(33,395)	—	—	(33,395)
OREO/Repossessed sales proceeds	—	(11,578)	(74)	(11,652)
OREO/Repossessed assets write-downs, net	—	(2,098)	(27)	(2,125)
Net activity at Citizens Finance Parent Co.	—	—	61	61
December 31, 2018	$72,669	$6,153	$459	$79,281

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $80.7 million or 0.96% of total loans at December 31, 2019, compared to $72.7 million or 0.98% of total loans at December 31, 2018. Excluding $2.1 million of acquired nonperforming loans, nonperforming loans increased $5.9 million or 8% from year-end 2018. Included in the increase at year-end 2019 was one $2.7 million commercial relationship that was paid off in early 2020.

Approximately 52%, or $41.9 million, of Heartland's nonperforming loans at December 31, 2019, had individual loan balances exceeding $1.0 million, the largest of which was $7.5 million. At December 31, 2018, approximately 50%, or $36.2 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $7.2 million. The portion of Heartland's nonresidential real estate nonperforming loans covered by government guarantees was $18.1 million at December 31, 2019, compared to $7.7 million at December 31, 2018.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.33% at December 31, 2019, compared to 0.21% at December 31, 2018, and 0.27% at December 31, 2017.

Other real estate owned was $6.9 million at December 31, 2019, compared to $6.2 million at December 31, 2018, and $10.8 million at December 31, 2017. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $7.7 million in 2019 compared to $11.6 million in 2018 and $10.4 million in 2017.

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

We had an aggregate balance of $7.6 million in restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms. At December 31, 2018, we had an aggregate balance of $8.1 million in restructured loans, of which $4.1 million were classified as nonaccrual and $4.0 million were accruing according to the restructured terms.

At December 31, 2019, $247.1 million or 55% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $240.6 million or 55% at December 31, 2018. Under our policy guidelines for the underwriting of these lines of credit, the customer may generally receive advances of up to 80% of the value of the property.

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

The allowance for loan losses at December 31, 2019, was 0.84% of loans and 87.28% of nonperforming loans compared to 0.84% of loans and 85.27% of nonperforming loans at December 31, 2018, and 0.87% of loans and 87.82% of nonperforming loans at December 31, 2017. Exclusive of acquired loans, for which a valuation reserve is recorded, the allowance for loan losses at December 31, 2019, was 1.06% of loans in comparison with 1.03% of loans at December 31, 2018, and 1.13% of loans at December 31, 2017. The provision for loan losses was $16.7 million during 2019 compared to $24.0 million during 2018 and $15.6 million during 2017. The allowance for loan losses on impaired loans represented $8.2 million at December 31, 2019, in comparison with $7.6 million at December 31, 2018, and $4.8 million at December 31, 2017. The allowance on non-impaired loans was $62.2 million at December 31, 2019, in comparison with $54.4 million at December 31, 2018, and $50.9 million at December 31, 2017. The allowance on non-impaired loans is 0.75% at December 31, 2019 compared to 0.74% of non-impaired loans at December 31, 2018 and 0.81% at December 31, 2017. Heartland had $1.80 billion of acquired loans, which had $46.9 million of remaining valuation reserves that were not subject to the allowance at December 31, 2019. At December 31, 2018, Heartland had $1.63 billion of acquired loans, which had $40.9 million of remaining valuation reserves that were not subject to the allowance.

The amount of net charge-offs was $8.2 million during 2019 compared to $17.7 million during 2018 and $14.2 million during 2017. As a percentage of average loans, net charge-offs were 0.11% during 2019 compared to 0.25% during 2018 and 0.24% during 2017. Citizens Finance Parent Co., our consumer finance subsidiary, experienced net charge-offs of $6.4 million during 2018 and $4.7 million during 2017. The Citizens' loan portfolios were recorded at fair value at year-end 2018 due to the held for sale classification, which resulted in a charge-off of $3.1 million in the fourth quarter of 2018. Historically, the Citizens' loan portfolios have accounted for approximately 6 to 8 basis points of net charge-offs.

The table below summarizes activity in the allowance for loan losses for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income, additions related to acquisitions and the ratio of net charge-offs to average loans outstanding, in thousands:

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
	As of December 31,
	2019	2018	2017	2016	2015
Allowance at beginning of year	$61,963	$55,686	$54,324	$48,685	$41,449
Charge-offs:
Commercial	7,294	7,916	4,640	1,348	1,887
Commercial real estate	272	1,977	2,712	2,868	1,368
Residential real estate	407	372	800	346	241
Agricultural and agricultural real estate	2,656	1,437	2,916	214	551
Consumer	2,961	9,583	6,803	6,618	4,967
Total charge-offs	13,590	21,285	17,871	11,394	9,014
Recoveries:
Commercial	1,743	978	811	930	1,167
Commercial real estate	1,391	1,047	1,192	3,327	1,200
Residential real estate	73	96	358	29	183
Agricultural and agricultural real estate	536	13	18	10	32
Consumer	1,622	1,415	1,291	1,043	971
Total recoveries	5,365	3,549	3,670	5,339	3,553
Net charge-offs(1)	8,225	17,736	14,201	6,055	5,461
Provision for loan losses	16,657	24,013	15,563	11,694	12,697
Allowance at end of year	$70,395	$61,963	$55,686	$54,324	$48,685
Net charge-offs to average loans	0.11%	0.25%	0.24%	0.11%	0.12%

(1) Includes net charge-offs (recoveries) at Citizens Finance Parent Co. of $(631) for 2019, $6,397 for 2018, $4,673 for 2017, $4,280 for 2016, and $2,902 for 2015.
The table below shows our allocation of the allowance for loan losses by types of loans, in thousands:

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial	$27,744	28.90%	$24,505	27.26%	$18,098	25.76%	$14,765	24.04%	$16,095	25.56%
Commercial real estate	30,743	52.19	25,538	50.08	21,950	49.48	24,319	47.42	19,532	46.50
Residential real estate	1,438	7.14	1,785	9.09	2,224	9.76	2,263	11.54	1,934	10.78
Agricultural and agricultural real estate	5,617	6.37	4,953	7.63	4,258	8.00	4,210	9.14	3,887	9.43
Consumer	4,853	5.40	5,182	5.94	9,156	7.00	8,767	7.86	7,237	7.73
Total allowance for loan losses	$70,395		$61,963		$55,686		$54,324		$48,685

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 26% of Heartland's total assets at December 31, 2019, compared to 24% at December 31, 2018, and 25% at December 31, 2017. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown wholesale borrowings. Total securities carried at fair value as of December 31, 2019, were $3.31 billion, an increase of $862.1 million or 35% since December 31, 2018. The increase includes $127.5 million of securities acquired in 2019. Total securities carried at fair value as of December 31, 2018, were $2.45 billion, an increase of $234.0 million or 11% since December 31, 2017. The increase includes $35.2 million of securities acquired in 2018.

The table below presents the composition of the securities portfolio, including carried at fair value, held to maturity and other, by major category, in thousands:

SECURITIES PORTFOLIO COMPOSITION
	As of December 31,
	2019		2018		2017
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. government corporations and agencies	$9,893	0.29%	$31,951	1.18%	$5,328	0.21%
Mortgage and asset-backed securities	2,577,278	75.02	2,026,698	74.64	1,753,736	70.35
Obligation of states and political subdivisions	798,514	23.24	611,257	22.51	694,565	27.86
Equity securities	18,435	0.54	17,086	0.63	16,674	0.67
Other securities	31,321	0.91	28,396	1.05	22,563	0.91
Total securities	$3,435,441	100.00%	$2,715,388	100.00%	$2,492,866	100.00%

The percentage of Heartland's securities portfolio comprised of U.S. government corporations and agencies was less than 1% at December 31, 2019, compared to 1% at December 31, 2018, and less than 1% at December 31, 2017. Mortgage and asset-backed securities comprised 75% of Heartland's securities portfolio at December 31, 2019, compared to 75% at December 31, 2018, and 70% at December 31, 2017.

Heartland's securities portfolio had an expected modified duration of 6.17 years as of December 31, 2019, compared to 4.01 years as of December 31, 2018, and 4.71 years as of December 31, 2017.

At December 31, 2019, we had $31.3 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The tables below present the contractual maturities for the debt securities in the securities portfolio at December 31, 2019, by major category and classification as available for sale or held to maturity, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government corporations and agencies	$6,499	2.42%	$2,004	2.07%	$1,390	2.08%	$—	—%	$—	—%	$9,893	2.30%
Obligations of states and political subdivisions	5,672	2.86	26,430	2.99	76,552	3.38	598,536	2.99	—	—	707,190	3.03
Mortgage and asset-backed securities	—	—	—	—	—	—	—	—	2,577,278	3.05	2,577,278	3.05
Equity securities	—	—	—	—	—	—	—	—	18,435	—	18,435	—
Total	$12,171	2.62%	$28,434	2.93%	$77,942	3.36%	$598,536	2.99%	$2,595,713	3.05%	$3,312,796	3.04%

SECURITIES HELD TO MATURITY PORTFOLIO MATURITIES

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$2,443	3.64%	$17,604	4.95%	$59,708	5.02%	$11,569	4.75%	$91,324	4.94%
Total	$2,443	3.64%	$17,604	4.95%	$59,708	5.02%	$11,569	4.75%	$91,324	4.94%

The unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we did not consider those investments to be other-than-temporarily impaired at December 31, 2019. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

Deposits

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

AVERAGE DEPOSITS
	For the Years Ended December 31,
	2019			2018			2017
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$3,384,341	33.74%	—%	$3,265,532	35.87%	—%	$2,643,945	34.83%	—%
Savings	5,530,503	55.14	0.85	4,779,977	52.50	0.53	4,044,032	53.28	0.27
Time deposits	1,115,785	11.12	1.49	1,058,769	11.63	1.00	902,255	11.89	0.79
Total deposits	$10,030,629	100.00%		$9,104,278	100.00%		$7,590,232	100.00%

Total average deposits increased $926.4 million or 10% during 2019 to $10.03 billion, which includes approximately $432.7 million of deposits acquired in 2019. Total average deposits increased $1.51 billion or 20% to $9.10 billion during 2018, which includes approximately $856.7 million of deposits acquired in 2018. Excluding acquired deposits, total average deposits increased $493.7 million or 5% during 2019 and $657.3 million or 9% during 2018. The percentage of our total average deposit balances attributable to branch banking offices in our Midwestern markets was 42% during 2019, 41% during 2018 and 46% during 2017.

Average demand deposits increased $118.8 million or 4% to $3.38 billion during 2019 and $621.6 million or 24% to $3.27 billion during 2018. Exclusive of approximately $112.0 million of demand deposits acquired in 2019, average demand deposits increased $6.8 million or less than 1%. Exclusive of approximately $213.7 million of demand deposits acquired in 2018, average demand deposits increased $407.9 million or 15%. The mix of total deposits remains favorable, with demand deposits representing 32% at December 31, 2019, and 35% at December 31, 2018.

Average savings deposit balances increased by $750.5 million or 16% to $5.53 billion during 2019 and $735.9 million or 18% to $4.78 billion during 2018. Excluding approximately $240.0 million of average savings deposits acquired in 2019, average savings deposits increased $510.9 million or 11%. Excluding approximately $428.7 million of average savings deposits acquired in 2018, average savings deposits increased $307.3 million or 8%. At year-end 2019, saving deposits represented 57% of total deposits compared to 54% at year-end 2018.

Average time deposits increased $57.0 million or 5% to $1.12 billion during 2019, and exclusive of approximately $81.1 million of time deposits acquired in 2019, average time deposits decreased $24.1 million or 2%. Average time deposits increased $156.5 million or 17% to $1.06 billion during 2018, and exclusive of approximately $214.4 million of time deposits acquired in 2018, average time deposits decreased $57.9 million or 6%. Excluding acquisitions, the decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Banks priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers with only certificate of deposit accounts. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts. Average brokered time deposits as a percentage of total average deposits were less than 1% during 2019 and 2018, and 1% during 2017.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2019, in thousands:

TIME DEPOSITS $100,000 AND OVER
December 31, 2019
3 months or less	$155,295
Over 3 months through 6 months	120,354
Over 6 months through 12 months	196,762
Over 12 months	223,430
$695,841

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2019, and 2018, in thousands:

	December 31, 2019	December 31, 2018
Retail repurchase agreements	$84,486	$80,124
Federal funds purchased	2,450	35,400
Advances from the FHLB	81,198	100,838
Other short-term borrowings	14,492	10,648
Total	$182,626	$227,010

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2019, the amount of short-term borrowings was $182.6 million compared to $227.0 million at year-end 2018, a decrease of $44.4 million or 20%.

All of the Banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $84.5 million at December 31, 2019, compared to $80.1 million at December 31, 2018, an increase of $4.4 million or 5%.

Federal funds purchased totaled $2.5 million at December 31, 2019, and $35.4 million at December 31, 2018, which was a decrease of $33.0 million or 93%.

Short-term FHLB advances totaled $81.2 million at December 31, 2019, compared to $100.8 million at December 31, 2018, a decrease of $19.6 million or 19%.

Also included in short-term borrowings is a $30.0 million revolving credit line Heartland has with an unaffiliated bank, primarily to provide liquidity to Heartland. No balance was outstanding on this line at December 31, 2019, and December 31, 2018.

The following table reflects average amounts outstanding and weighted average interest rates for our short-term borrowings as of December 31, 2019, 2018, and 2017, in thousands:

SHORT-TERM BORROWINGS	As of and For the Years Ended December 31,
	2019	2018	2017
Balance at end of period	$182,626	$227,010	$324,691
Maximum month-end amount outstanding	226,096	229,890	324,691
Average month-end amount outstanding	128,098	152,391	182,846
Weighted average interest rate at year-end	1.21%	1.96%	1.11%
Weighted average interest rate for the year	1.38%	1.19%	0.36%

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of December 31, 2019, and 2018:

	December 31, 2019	December 31, 2018
Advances from the FHLB	$2,835	$3,399
Trust preferred securities	145,343	130,913
Senior notes	—	5,000
Note payable to unaffiliated bank	51,417	58,417
Contracts payable for purchase of real estate and other assets	1,892	1,953
Subordinated notes	74,286	74,143
Other borrowings	—	1,080
Total	$275,773	$274,905

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, including long-term FHLB borrowings, borrowings under term notes, subordinated notes and senior notes, convertible debt and obligations under trust preferred capital securities. As of December 31, 2019, the amount of other borrowings was $275.8 million, an increase of $868,000 or less than 1% from $274.9 million as of year-end 2018. Heartland acquired $6.9 million of subordinated debt in the Blue Valley Ban Corp. transaction that was simultaneously paid off with the closing of the transaction.

Long-term FHLB borrowings with an original term beyond one year totaled $2.8 million at December 31, 2019, compared to $3.4 million at December 31, 2018, a decrease of $564,000 or 17%. Total long-term FHLB borrowings at December 31, 2019, had an average interest rate of 4.08% and an average remaining maturity of 3.8 years.

Heartland had $145.3 million of trust preferred securities net of deferred issuance costs outstanding at December 31, 2019, compared to $130.9 million net of deferred issuance costs at December 31, 2018, which was an increase of $14.4 million or 11%. This increase includes $16.1 million of trust preferred securities acquired at fair value in the Blue Valley Ban Corp. transaction.

A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2019, is as follows, in thousands:

TRUST PREFERRED OFFERINGS
	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/19(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	4.65%	(2)	03/17/2034	03/17/2020
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.32	(3)	04/07/2036	04/07/2020
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.37	(4)	09/15/2037	03/15/2020
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	3.39	(5)	09/01/2037	03/01/2020
Morrill Statutory Trust I	9,088	12/19/2002	3.25% over LIBOR	5.20		12/26/2032	03/26/2020
Morrill Statutory Trust II	8,754	12/17/2003	2.85% over LIBOR	4.75		12/17/2033	03/17/2020
Sheboygan Statutory Trust I	6,528	09/17/2003	2.95% over LIBOR	4.85		09/17/2033	03/17/2020
CBNM Capital Trust I	4,409	09/10/2004	3.25% over LIBOR	5.14		12/15/2034	03/15/2020
Citywide Capital Trust III	6,438	12/19/2003	2.80% over LIBOR	4.74		12/19/2033	04/23/2020
Citywide Capital Trust IV	4,296	09/30/2004	2.20% over LIBOR	4.11		09/30/2034	05/23/2020
Citywide Capital Trust V	11,748	05/31/2006	1.54% over LIBOR	3.43		07/25/2036	03/15/2020
OCGI Statutory Trust III	2,996	06/27/2002	3.65% over LIBOR	5.48	(6)	09/30/2032	03/30/2020
OCGI Capital Trust IV	5,342	09/23/2004	2.50% over LIBOR	4.39	(7)	12/15/2034	03/15/2020
BVBC Capital Trust II	7,197	04/10/2003	3.25% over LIBOR	5.16		04/24/2033	04/24/2020
BVBC Capital Trust III	9,047	07/29/2005	1.60% over LIBOR	3.54		09/30/2035	03/30/2020
Total trust preferred offerings	145,433
Less: deferred issuance costs	(90)
	$145,343

(1) Effective weighted average interest rate as of December 31, 2019, was 4.80% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2019, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2019, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2019, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2019, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2019, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2019, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Heartland has a non-revolving credit facility with an unaffiliated bank to provide borrowing capacity not to exceed $70.0 million. At December 31, 2019, $51.4 million was outstanding on the note payable with an unaffiliated bank compared to $58.4 million at December 31, 2018. This non-revolving credit facility is being amortized over five years, and the balance is due in April 2021. At December 31, 2019, Heartland had $14.8 million of available borrowing capacity, of which no balance was outstanding.

At December 31, 2018 Heartland had $5.0 million of senior notes outstanding, all of which matured in 2019. There are no balances outstanding on any senior notes at December 31, 2019.

In 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds were used for general corporate purposes. For regulatory purposes, $74.3 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2019.

CAPITAL RESOURCES

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Under Basel III, Heartland must hold a conservation buffer above the adequately capitalized risk-based capital ratios; however the transition provision related to the conservation buffer have been extended indefinitely.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands:

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average assets	N/A	N/A	N/A	$12,318,135

December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average assets	N/A	N/A	N/A	$10,946,440

December 31, 2017	13.45%	11.70%	10.07%	9.20%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$7,511,544	$7,511,544	$7,511,544	N/A
Average assets	N/A	N/A	N/A	$9,552,227

On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp. and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. Under the terms of the definitive merger agreement, Heartland acquired Blue Valley Ban Corp. in a transaction valued at approximately $92.3 million, which was paid by delivery of 2,060,258 shares of Heartland common stock.

On November 30, 2019, Heartland's Illinois Bank & Trust subsidiary acquired substantially all of the assets and assumed substantially all of the deposits and other certain liabilities of Rockford Bank and Trust Company in an all-cash transaction valued at approximately $46.6 million.

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

On February 11, 2020, Heartland announced the planned acquisition of AIM Bancshares, Inc., which had $1.78 billion in assets as of December 31, 2019. With the completion of this pending acquisition, Heartland is expected to exceed $15.0 billion in assets, and Heartland will no longer be able to include its trust preferred securities as Tier 1 Capital. However, Heartland expects to remain well-capitalized under all regulatory capital ratio requirements after its assets exceed $15.0 billion.

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

Common stockholders' equity was $1.58 billion at December 31, 2019, compared to $1.33 billion at year-end 2018. Book value per common share was $43.00 at December 31, 2019, compared to $38.44 at year-end 2018. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized gain of $969,000 at December 31, 2019, compared to an unrealized loss of $32.5 million at December 31, 2018.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2019, and December 31, 2018, commitments to extend credit aggregated $2.97 billion and $2.47 billion, and standby letters of credit aggregated $79.5 million and $71.9 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2019, in thousands:

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,193,043	$802,410	$332,599	$45,718	$12,316
Long-term debt obligations	275,773	8,705	29,339	80,474	157,255
Operating lease obligations	24,617	5,002	8,599	4,221	6,795
Purchase obligations	22,332	5,461	9,147	7,724	—
Other long-term liabilities	3,580	451	393	93	2,643
Total contractual obligations	$1,519,345	$822,029	$380,077	$138,230	$179,009

Other commitments:
Lines of credit	$2,973,736	$2,099,029	$389,147	$145,550	$340,010
Standby letters of credit	79,534	75,383	2,686	771	694
Total other commitments	$3,053,270	$2,174,412	$391,833	$146,321	$340,704

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends collected from its subsidiaries and the issuance of debt securities. At December 31, 2019, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $30.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit line with the same unaffiliated bank. At December 31, 2019, $14.8 million was available on this non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland was in compliance with as of December 31, 2019.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $331.5 million as of December 31, 2019.

We continue to explore opportunities to expand our footprint of independent community banks, and these acquisitions may be financed from dividends collected from our subsidiaries, the issuance of equity or debt securities, drawing on our existing lines of credit or other sources of funding. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Off-Balance Sheet Arrangements
Through PrimeWest Mortgage Corporation, we enter into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. See Note 12, "Derivative Financial Instruments," to the consolidated financial statements for additional information on our derivative financial instruments.

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

Our short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. We believe these balances, on average, to be stable sources of funds; however, we intend to rely primarily on deposit growth and additional FHLB borrowings as needed in the future.

In the event of short-term liquidity needs, the Banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. Additionally, the Banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs, and at December 31, 2019, Heartland had $1.56 billion of borrowing capacity under these programs.

At December 31, 2019, Heartland’s revolving credit agreement with an unaffiliated bank provided a maximum borrowing capacity of $30.0 million, of which no balance was outstanding. Heartland also has a non-revolving credit facility with the same unaffiliated bank. At December 31, 2019, $14.8 million was available on this non-revolving credit facility, of which no balance was outstanding.

Heartland has filed a universal shelf registration statement with the SEC that provides Heartland the ability to raise both debt and capital, subject to SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement expires in August 2022.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in 2019 when compared to 2018.
The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2019, and 2018, provided the results below, in thousands.

	2019		2018
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$420,402	(2.96)%	$440,218	(2.67)%
Base	$433,232		$452,284
Up 200 Basis Points	$458,911	5.93%	$471,792	4.31%
Year 2
Down 100 Basis Points	$400,891	(7.47)%	$426,429	(5.72)%
Base	$431,503	(0.40)%	$459,871	1.68%
Up 200 Basis Points	$483,419	11.58%	$502,386	11.08%

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

We enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by Heartland to guarantee the performance of a customer to a third party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the loan is made or the letter of credit is issued. Heartland periodically holds a securities trading portfolio that would also be subject to elements of market risk. These securities are carried on the balance sheet at fair value. At both December 31, 2019, and December 31, 2018, Heartland held no securities in its securities trading portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2019	2018
ASSETS
Cash and due from banks	3	$206,607	$223,135
Interest bearing deposits with other banks and other short-term investments		172,127	50,495
Cash and cash equivalents		378,734	273,630
Time deposits in other financial institutions		3,564	4,672
Securities:
Carried at fair value (cost of $3,311,433 at December 31, 2019, and cost of $2,492,620 at December 31, 2018)	4	3,312,796	2,450,709
Held to maturity, at cost (fair value of $100,484 at December 31, 2019, and $245,341 at December 31, 2018)	4	91,324	236,283
Other investments, at cost	4	31,321	28,396
Loans held for sale		26,748	119,801
Loans receivable:	5
Held to maturity		8,367,917	7,407,697
Allowance for loan losses	5, 6	(70,395)	(61,963)
Loans receivable, net		8,297,522	7,345,734
Premises, furniture and equipment, net	7	197,558	187,418
Premises, furniture and equipment held for sale	2	2,967	7,258
Other real estate, net		6,914	6,153
Goodwill	2, 8	446,345	391,668
Core deposit intangibles and customer relationship intangibles, net	8	48,688	47,479
Servicing rights, net	8	6,736	31,072
Cash surrender value on life insurance		171,625	162,892
Other assets		186,755	114,841
TOTAL ASSETS		$13,209,597	$11,408,006
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$3,543,863	$3,264,737
Savings		6,307,425	5,107,962
Time		1,193,043	1,023,730
Total deposits		11,044,331	9,396,429
Deposits held for sale		—	106,409
Short-term borrowings	10	182,626	227,010
Other borrowings	11	275,773	274,905
Accrued expenses and other liabilities		128,730	78,078
TOTAL LIABILITIES		11,631,460	10,082,831
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both December 31, 2019, and December 31, 2018)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2019, and December 31, 2018)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2019, and December 31, 2018, none issued or outstanding at both December 31, 2019, and December 31, 2018)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2019, and December 31, 2018; no shares issued or outstanding at December 31, 2019, and December 31, 2018)		—	—
Common stock (par value $1 per share; 60,000,000 shares authorized at December 31, 2019 and 40,000,000 at December 31, 2018; issued 36,704,278 shares at December 31, 2019, and 34,477,499 shares at December 31, 2018)		36,704	34,477
Capital surplus		839,857	743,095
Retained earnings		702,502	579,252
Accumulated other comprehensive loss		(926)	(31,649)
TOTAL STOCKHOLDERS' EQUITY		1,578,137	1,325,175
TOTAL LIABILITIES AND EQUITY		$13,209,597	$11,408,006

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2019	2018	2017
INTEREST INCOME:
Interest and fees on loans	5	$424,615	$393,871	$304,006
Interest on securities:
Taxable		73,147	54,131	38,365
Nontaxable		9,868	14,120	19,698
Interest on federal funds sold		4	—	42
Interest on interest bearing deposits in other financial institutions		6,695	3,698	1,547
TOTAL INTEREST INCOME		514,329	465,820	363,658
INTEREST EXPENSE:
Interest on deposits	9	63,734	35,667	18,279
Interest on short-term borrowings		1,748	1,696	678
Interest on other borrowings (includes $170, $179, and $1,290 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017, respectively)	11, 12	15,118	14,503	14,393
TOTAL INTEREST EXPENSE		80,600	51,866	33,350
NET INTEREST INCOME		433,729	413,954	330,308
Provision for loan losses	5, 6	16,657	24,013	15,563
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES		417,072	389,941	314,745
NONINTEREST INCOME:
Service charges and fees	21	52,157	48,706	39,183
Loan servicing income	8	4,843	7,292	5,636
Trust fees	21	19,399	18,393	15,818
Brokerage and insurance commissions	21	3,786	4,513	4,033
Securities gains, net (includes $7,659, $1,085, and $6,764 of net security gains reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017, respectively)	4	7,659	1,085	6,973
Unrealized gain on equity securities, net	4	525	212	—
Net gains on sale of loans held for sale		15,555	21,450	22,251
Valuation allowance on servicing rights	8	(911)	(46)	21
Income on bank owned life insurance		3,785	2,793	2,772
Other noninterest income		9,410	4,762	5,335
TOTAL NONINTEREST INCOME		116,208	109,160	102,022
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	200,541	196,118	171,407
Occupancy	15, 23	25,450	25,328	22,244
Furniture and equipment	7	12,100	12,529	11,061
Professional fees		50,022	43,510	36,474
Advertising		10,028	9,565	7,229
Core deposit intangibles and customer relationship intangibles amortization	8	11,972	9,355	6,077
Other real estate and loan collection expenses		1,035	3,038	2,461
(Gain) loss on sales/valuations of assets, net		(19,422)	2,208	2,475
Restructuring expenses		3,227	2,564	—
Other noninterest expenses		54,208	49,673	38,247
TOTAL NONINTEREST EXPENSES		349,161	353,888	297,675
INCOME BEFORE INCOME TAXES		184,119	145,213	119,092
Income taxes (includes $1,890, $165, and $2,042 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017, respectively)	13	34,990	28,215	43,820
NET INCOME		149,129	116,998	75,272
Preferred dividends		—	(39)	(58)
Interest expense on convertible preferred debt		—	—	12
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$149,129	$116,959	$75,226
EARNINGS PER COMMON SHARE - BASIC	1	$4.14	$3.54	$2.67
EARNINGS PER COMMON SHARE - DILUTED	1	$4.14	$3.52	$2.65
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.68	$0.59	$0.51

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2019	2018	2017
NET INCOME	$149,129	$116,998	$75,272
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	52,557	(9,568)	23,778
Reclassification adjustment for net gains realized in net income	(7,659)	(1,085)	(6,764)
Income taxes	(11,429)	2,731	(6,670)
Other comprehensive income (loss) on securities	33,469	(7,922)	10,344
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(3,639)	816	210
Reclassification adjustment for net losses on derivatives realized in net income	170	431	1,290
Income taxes	723	(220)	(765)
Other comprehensive income (loss) on cash flow hedges	(2,746)	1,027	735
Other comprehensive income (loss)	30,723	(6,895)	11,079
TOTAL COMPREHENSIVE INCOME	$179,852	$110,103	$86,351

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2017	$1,357	$26,120	$328,376	$416,109	$(31,046)	$—	$740,916
Comprehensive income (loss)				75,272	11,079		86,351
Reclassification of certain income tax effects from accumulated other comprehensive income (loss)				4,507	(4,507)		—
Cash dividends declared:
Series D Preferred,$70.00 per share				(58)			(58)
Common, $0.51 per share				(14,499)			(14,499)
Redemption of Series D preferred stock	(419)						(419)
Purchase of 13,066 shares of treasury stock						(625)	(625)
Issuance of 3,846,493 shares of common stock		3,833	171,265			625	175,723
Stock based compensation			4,068				4,068
Balance at December 31, 2017	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income (loss)				116,998	(6,895)		110,103
Reclassification of unrealized net gain on equity securities				280	(280)		—
Series D Preferred, $52.50 per share				(39)			(39)
Common, $0.59 per share				(19,318)			(19,318)
Conversion of Series D preferred stock	(938)						(938)
Purchase of 1,761 shares of treasury stock						(97)	(97)
Issuance of 4,525,904 shares of common stock		4,524	234,881			97	239,502
Stock based compensation			4,505				4,505
Balance at December 31, 2018	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income (loss)				149,129	30,723		179,852
Retained earnings adjustment for adoption of leasing standard				(1,272)			(1,272)
Cash dividends declared:
Common, $0.68 per share				(24,607)			(24,607)
Issuance of 2,226,779 shares of common stock		2,227	90,692				92,919
Stock based compensation			6,070				6,070
Balance at December 31, 2019	$—	$36,704	$839,857	$702,502	$(926)	$—	$1,578,137

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,129	$116,998	$75,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,797	30,791	30,144
Provision for loan losses	16,657	24,013	15,563
Net amortization of premium on securities	20,326	25,142	26,961
Provision for deferred taxes	(414)	2,760	13,263
Securities gains, net	(7,659)	(1,085)	(6,973)
Unrealized gain on equity securities, net	(525)	(212)	—
Stock based compensation	6,070	4,505	4,068
(Gain) loss on sales/valuations of assets, net	(8,394)	2,208	2,475
Loans originated for sale	(384,603)	(646,019)	(728,681)
Proceeds on sales of loans held for sale	396,290	714,259	760,484
Net gains on sales of loans held for sale	(14,661)	(16,404)	(15,102)
(Increase) decrease in accrued interest receivable	1,301	(3,368)	(593)
(Increase) decrease in prepaid expenses	(8,566)	2,364	576
Increase (decrease) in accrued interest payable	421	(2)	34
Gain on extinguishment of debt	(375)	—	(1,280)
Capitalization of servicing rights	(1,011)	(5,160)	(7,358)
Valuation adjustment on servicing rights	911	46	(21)
Net excess tax benefit from stock based compensation	266	674	1,246
Other, net	(34,786)	(8,760)	(14,148)
NET CASH PROVIDED BY OPERATING ACTIVITIES	161,174	242,750	155,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(258)	(1,000)	—
Proceeds from the sale of securities available for sale	1,628,467	727,895	1,456,750
Proceeds from the sale, maturity of and principal paydowns on other investments	10,325	1,618	2,790
Proceeds from the redemption of time deposits in other financial institutions	—	8,767	12,171
Proceeds from the maturity of and principal paydowns on securities available for sale	402,946	237,747	222,656
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,158	15,953	10,621
Proceeds from the maturity of and principal paydowns on time deposits in other financial institutions	1,216	6,993	34,904
Purchase of securities available for sale	(2,577,106)	(1,197,822)	(1,816,564)
Purchase of other investments	(6,446)	(3,731)	(1,116)
Net (increase) decrease in loans	(90,749)	(132,401)	22,109
Purchase of bank owned life insurance policies	(28)	(2,228)	(2,000)
Proceeds from bank owned life insurance policies	1,402	—	—
Proceeds from sale of mortgage servicing rights	35,017	—	6,290
Capital expenditures and investments	(17,928)	(12,742)	(8,113)
Net cash and cash equivalents received in acquisitions	76,071	212,197	71,089
Net cash expended in divestitures	(49,264)	—	—
Proceeds from sale of equipment	903	2,972	4,867
Proceeds on sale of OREO and other repossessed assets	8,304	11,562	10,844
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(573,970)	(124,220)	27,298

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	51,178	8,052	154,394
Net increase (decrease) in savings accounts	680,641	318,697	(166,733)
Net decrease in time deposit accounts	(81,251)	(221,980)	(79,733)
Proceeds on short-term revolving credit line	—	25,000	20,000
Repayments on short-term revolving credit line	—	(25,000)	(20,000)
Net decrease in short-term borrowings	(51,314)	(158,519)	(25,847)
Proceeds from short term FHLB advances	512,085	462,940	251,139
Repayments of short term FHLB advances	(546,725)	(402,102)	(241,505)
Proceeds from other borrowings	50	30,131	—
Repayments of other borrowings	(20,693)	(59,157)	(9,645)
Payment for the redemption of debt	(2,125)	—	(13,800)
Purchase of treasury stock	—	(97)	(625)
Proceeds from issuance of common stock	661	489	963
Dividends paid	(24,607)	(19,357)	(14,557)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	517,900	(40,903)	(145,949)
Net increase in cash and cash equivalents	105,104	77,627	37,279
Cash and cash equivalents at beginning of year	273,630	196,003	158,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378,734	$273,630	$196,003
Supplemental disclosures:
Cash paid for income/franchise taxes	$37,609	$17,085	$15,817
Cash paid for interest	$80,238	$51,868	$33,316
Loans transferred to OREO	$8,066	$7,866	$5,293
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	$4,306	$81	$2,372
Purchases of securities available for sale, accrued, not paid	$11,106	$—	$1,017
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	$4,655	$7,660	$3,442
Securities transferred from held to maturity to available for sale	$148,030	$—	$—
Conversion of convertible debt to common stock	$—	$—	$558
Conversion/redemption of Series D preferred stock to common stock	$—	$938	$419
Loans transferred to held for sale	$32,111	$96,027	$—
Deposits transferred to held for sale	$76,968	$106,409	$—
Stock consideration granted for acquisitions	$92,258	$238,075	$175,196

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

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citywide Banks; Minnesota Bank & Trust; Bank of Blue Valley; Premier Valley Bank; First Bank & Trust; Citizens Finance Parent Co.; PrimeWest Mortgage Corporation; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II, and BVBC Capital Trust III. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2019.

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

Trading Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. Heartland had no trading securities at both December 31, 2019 and 2018.

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

Equity securities include Community Reinvestment Act mutual funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. Heartland has not recorded any impairment or other adjustments to the carrying amount of these investments during 2019.

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

At December 31, 2019, loans held for sale primarily consisted of 1-4 family residential mortgages. At December 31, 2018, loans held for sale consisted of 1-4 family residential mortgages, loans held for sale in conjunction with pending branch sales, and the loan portfolios of Heartland's consumer finance subsidiaries.

Deposits Held for Sale - Deposits held for sale are stated at the lower of cost or fair value on an aggregate basis.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. During 2019, the mortgage servicing rights of Dubuque Bank and Trust Company were sold. PrimeWest Mortgage Corporation, a wholly-owned subsidiary of Heartland's First Bank and Trust subsidiary, serviced mortgage loans primarily for government sponsored entities with aggregate unpaid principal balance of $616.7 million and $648.9 million, at December 31, 2019 and 2018, respectively.

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

The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. As of December 31, 2019, a valuation allowance of $114,000 was required on Heartland's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $797,000 was required on Heartland's mortgage servicing rights with an original term of 30 years. At December 31, 2018, a valuation allowance of

$20,000 was required on Heartland's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $38,000 was required on Heartland's mortgage servicing rights with an original term of 30 years.

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

Heartland has fair value hedging relationships at December 31, 2019. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, are shown in the table below:

(Dollars and number of shares in thousands, except per share data)	2019	2018	2017
Net income attributable to Heartland	$149,129	$116,998	$75,272
Preferred dividends	—	(39)	(58)
Interest expense on convertible preferred debt	—	—	12
Net income available to common stockholders	$149,129	$116,959	$75,226
Weighted average common shares outstanding for basic earnings per share	35,991	33,012	28,168
Assumed incremental common shares issued upon vesting of restricted stock units	71	201	258
Weighted average common shares for diluted earnings per share	36,062	33,213	28,426
Earnings per common share — basic	$4.14	$3.54	$2.67
Earnings per common share — diluted	$4.14	$3.52	$2.65

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc., and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. See Note 2, "Acquisitions," for further details regarding this acquisition.

Effect of New Financial Accounting Standards - In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." Topic 842 requires a lessee to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard established a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendment was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and was to be applied on a modified retrospective basis. Heartland leases certain properties and equipment under operating leases that resulted in recognition of lease assets and lease liabilities on the consolidated balance sheets under the ASU; however the majority of Heartland's properties and equipment are owned, not leased. The modified retrospective approach included a number of optional practical expedients that entities may elect to apply. These practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption was permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, "Leases - Targeted Improvements" to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, entities could have elected not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors could have elected not to separate lease and non-lease components when certain conditions are met. The amendments had the same effective date as ASU 2016-02. Heartland adopted the accounting standard on January 1, 2019, on a modified retrospective basis, as required, and has not restated comparative periods. Heartland adopted the practical expedients, which allow for existing leases to be accounted for under previous guidance with the exception of balance sheet recognition for lessees. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $25.9 million and $27.6 million, respectively, and a net deferred tax asset of $440,000 on January 1, 2019. The difference between the lease assets, lease liabilities and net deferred tax assets, which was $1.3 million, was recorded as an adjustment to retained earnings. The adoption of the standard did not impact Heartland's results of operations or liquidity. See Note 23, "Leases", for more information on Heartland's leases.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU indicate that an entity should not use the length of time a security has been in an unrealized loss position to avoid recording a credit loss. In addition, in determining whether a credit loss exists, the amendments in this ASU also remove the requirements to consider the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date. The amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity may adopt the amendments earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Heartland adopted the accounting standard on January 1, 2020, as required. In April 2019, the FASB also issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." As it relates to current expected credit losses, this guidance amends certain provisions contained in ASU 2016-13, particularly with regards to the inclusion of accrued interest in the definition of amortized cost, as well as clarifying the extension and renewal options that are not unconditionally cancelable by the entity that are included in the original or modified contract should be considered in the entity's determination of expected credit losses. Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective.

Heartland's preparation for the adoption of this standard included:
•Entering into an agreement with a third party vendor for consulting services and a technology solution.
•Implementing a technology solution and producing quarterly parallel runs in 2019.

•Entering into an agreement with a third party to validate the new expected loss rate model, completing the first phase of this validation including implementing recommended changes, and starting the second phase of model validation, which includes methodology documentation review and internal controls testing.

Management currently expects the adoption of ASU 2016-13 will result in an increase of $17.6 million to $28.2 million in the allowance for loan losses and the reserve for unfunded commitments. Because management is finalizing and refining its controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020, could differ from the current expectation. The expected increase is a result of changing from an "incurred loss" model, which encompasses an allowance for current known and inherent losses within the portfolio to an "expected loss" model, which encompasses allowances for losses expected to be incurred over the life of the portfolio including unused loan commitments, as well as establishing an allowance for $1.80 billion of gross loans covered under purchase accounting valuations at December 31, 2019. Furthermore, ASU 2016-13 requires that an allowance for expected credit losses for certain debt securities and other financial assets is established; however management does not expect these allowances to be significant. The adoption of ASU 2016-13 is not expected to have a significant impact on Heartland's regulatory capital ratios.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fee and Other Costs (Subtopic 310-20)." These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. Discounts continue to be amortized to maturity. These amendments are effective for public business entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption was permitted, including adoption in an interim period. If any entity early adopts the amendments in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes the interim period. The amendments must be applied and Heartland applied these amendments on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Heartland adopted this ASU on January 1, 2019, as required, and determined these amendments did not have a material impact on its results of operations, financial position and liquidity.

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

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. Entities are also allowed to elect early adoption for the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. Heartland intends to adopt this ASU in 2020, as required, and because the ASU only revises disclosure requirements, the adoption of this ASU will not have a material impact on Heartland's results of operations, financial position and liquidity.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Heartland intends to adopt this ASU on January 1, 2021, as required, and the adoption is not expected to have a material impact on its results of operations, financial position and liquidity.

TWO
ACQUISITIONS

Pending Acquisition
AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc., and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. As of the announcement date, the shares of Heartland common stock to be issued in the transaction along with cash to be paid to holders of AIM Bancshares, Inc. common stock and the cash to be paid to holders of in-the-money options to purchase AIM Bancshares, Inc. common stock, had an aggregate value of approximately $280.4 million. Simultaneous with the closing of the transaction, AimBank will merge into Heartland's Texas-based subsidiary, First Bank & Trust, and the combined entity will operate as First Bank & Trust. The amount of the merger consideration is subject to fluctuations in the price of Heartland common stock and certain potential adjustments, and the transaction is subject to customary closing conditions. As of December 31, 2019, AimBank had total assets of $1.78 billion, $1.16 billion of net loans outstanding, and $1.54 billion of deposits. Because the merger agreement was signed on February 11, 2020, and the transaction is expected to close in the third quarter of 2020, the transaction has no impact on Heartland's 2019 consolidated financial statements.

Rockford Bank and Trust Company
On November 30, 2019, Heartland's Illinois Bank & Trust subsidiary completed its acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company, headquartered in Rockford, Illinois. Rockford Bank and Trust Company was a wholly-owned subsidiary of Moline, Illinois-based QCR Holdings, Inc. As of the closing date, Rockford Bank and Trust Company had, at fair value, total assets of $495.7 million, which included $354.0 million of gross loans held to maturity, and $430.3 million of deposits. The all-cash payment was approximately $46.6 million.

Blue Valley Ban Corp.
On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp. and its wholly-owned subsidiary, Bank of Blue Valley, headquartered in Overland Park, Kansas. Based on Heartland's closing common stock price of $44.78 per share on May 10, 2019, the aggregate consideration paid to Blue Valley Ban Corp. common shareholders was $92.3 million, which was paid by delivery of 2,060,258 shares of Heartland common stock. On the closing date, in addition to this merger consideration, Heartland provided Blue Valley Ban Corp. the funds necessary to repay outstanding debt of $6.9 million, and Heartland assumed $16.1 million of trust preferred securities at fair value. Immediately following the closing of the transaction, Bank of Blue Valley was merged with and into Heartland's wholly-owned Kansas subsidiary, Morrill & Janes Bank and Trust Company, and the combined entity operates under the Bank of Blue Valley brand. As of the closing date, Blue Valley Ban Corp. had, at fair value, total assets of $766.2 million, total loans held to maturity of $542.0 million, and total deposits of $617.1 million. The transaction was a tax-free reorganization with respect to the stock consideration received by the stockholders of Blue Valley Ban Corp.
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

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. The reserve balance requirements at December 31, 2019 and 2018, were $46.8 million and $15.2 million, respectively.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
U.S. government corporations and agencies	$9,844	$49	$—	$9,893
Mortgage and asset-backed securities	2,579,081	17,200	(19,003)	2,577,278
Obligations of states and political subdivisions	704,073	12,516	(9,399)	707,190
Total debt securities	3,292,998	29,765	(28,402)	3,294,361
Equity securities with a readily determinable fair value	18,435	—	—	18,435
Total	$3,311,433	$29,765	$(28,402)	$3,312,796
December 31, 2018
U.S. government corporations and agencies	$32,075	$3	$(127)	$31,951
Mortgage and asset-backed securities	2,061,358	3,740	(38,400)	2,026,698
Obligations of states and political subdivisions	382,101	919	(8,046)	374,974
Total debt securities	2,475,534	4,662	(46,573)	2,433,623
Equity securities	17,086	—	—	17,086
Total	$2,492,620	$4,662	$(46,573)	$2,450,709

On January 1, 2019, Heartland adopted ASU 2017-12, and as a result of the adoption, $148.0 million of held to maturity debt securities were transferred to debt securities available for sale. The securities were transferred at book value on the date of the transfer.

Equity securities include money market accounts that totaled $18.4 million at carrying value and $18.4 million at fair value at December 31, 2019. The portion of unrealized net gains on equity securities recognized in current earnings during 2019, which related to securities still held at December 31, 2019, totaled $525,000.

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2019, and December 31, 2018, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Obligations of states and political subdivisions	$91,324	$9,160	$—	$100,484
Total	$91,324	$9,160	$—	$100,484
December 31, 2018
Obligations of states and political subdivisions	$236,283	$9,554	$(496)	$245,341
Total	$236,283	$9,554	$(496)	$245,341

No transfers from available for sale to held to maturity were made in 2019 or 2018.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2019, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$12,121	$12,171
Due in 1 to 5 years	28,111	28,434
Due in 5 to 10 years	76,299	77,942
Due after 10 years	597,386	598,536
Total debt securities	713,917	717,083
Mortgage and asset-backed securities	2,579,081	2,577,278
Equity securities with a readily determinable fair value	18,435	18,435
Total investment securities	$3,311,433	$3,312,796

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2019, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,443	$2,472
Due in 1 to 5 years	17,604	18,153
Due in 5 to 10 years	59,708	64,775
Due after 10 years	11,569	15,084
Total investment securities	$91,324	$100,484

As of December 31, 2019, securities with a carrying value of $509.6 million were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2019, 2018 and 2017 are summarized as follows, in thousands:

	2019	2018	2017
Available for Sale Securities sold:
Proceeds from sales	$1,628,467	$727,895	$1,456,750
Gross security gains	11,774	3,661	10,585
Gross security losses	4,115	2,576	3,812

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2019, and December 31, 2018. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2019, and December 31, 2018, respectively. Securities for which Heartland has taken credit-related other-than-temporary impairment ("OTTI") write-downs are categorized as being "less than 12 months" or "12 months or longer" in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the credit-related OTTI write-down.

Debt securities available for sale	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage and asset-backed securities	1,231,732	(14,189)	241,232	(4,814)	1,472,964	(19,003)
Obligations of states and political subdivisions	387,534	(9,399)	—	—	387,534	(9,399)
Total temporarily impaired securities	$1,619,266	$(23,588)	$241,232	$(4,814)	$1,860,498	$(28,402)
December 31, 2018
U.S. government corporations and agencies	$24,902	$(83)	$4,577	$(44)	$29,479	$(127)
Mortgage and asset-backed securities	733,826	(9,060)	805,089	(29,340)	1,538,915	(38,400)
Obligations of states and political subdivisions	34,990	(390)	258,143	(7,656)	293,133	(8,046)
Total temporarily impaired securities	$793,718	$(9,533)	$1,067,809	$(37,040)	$1,861,527	$(46,573)

Securities held to maturity	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—
December 31, 2018
Obligations of states and political subdivisions	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)
Total temporarily impaired securities	$10,802	$(17)	$19,508	$(479)	$30,310	$(496)

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

There were no gross realized gains or losses on the sale of securities carried at fair value or held to maturity securities with OTTI write-downs for the periods ended December 31, 2019, 2018, and 2017.

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $16.8 million at December 31, 2019 and $16.6 million at December 31, 2018.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2019, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2019, and December 31, 2018, were as follows, in thousands:

	December 31, 2019	December 31, 2018
Loans receivable held to maturity:
Commercial	$2,419,909	$2,020,231
Commercial real estate	4,370,549	3,711,481
Agricultural and agricultural real estate	533,064	565,408
Residential real estate	597,742	673,603
Consumer	452,233	440,158
Gross loans receivable held to maturity	8,373,497	7,410,881
Unearned discount	(680)	(1,624)
Deferred loan fees	(4,900)	(1,560)
Total net loans receivable held to maturity	8,367,917	7,407,697
Allowance for loan losses	(70,395)	(61,963)
Loans receivable, net	$8,297,522	$7,345,734

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

The following table shows the balance in the allowance for loan losses at December 31, 2019, and December 31, 2018, and the related loan balances, disaggregated on the basis of impairment methodology, in thousands. Loans evaluated under ASC 310-10-35 include loans on nonaccrual status and troubled debt restructurings, which are individually evaluated for impairment, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Heartland has made no changes to the accounting for the allowance for loan losses policy during 2019 or 2018.

	Allowance For Loan Losses			Gross Loans Receivable Held to Maturity
	Ending Balance Under ASC 310-10-35	Ending Balance Under ASC 450-20	Total	Ending Balance Evaluated for Impairment Under ASC 310-10-35	Ending Balance Evaluated for Impairment Under ASC 450-20	Total
December 31, 2019
Commercial	$6,245	$21,499	$27,744	$24,438	$2,395,471	$2,419,909
Commercial real estate	451	30,292	30,743	18,652	4,351,897	4,370,549
Agricultural and agricultural real estate	916	4,701	5,617	22,686	510,378	533,064
Residential real estate	110	1,328	1,438	16,740	581,002	597,742
Consumer	450	4,403	4,853	4,536	447,697	452,233
Total	$8,172	$62,223	$70,395	$87,052	$8,286,445	$8,373,497
December 31, 2018
Commercial	$5,733	$18,772	$24,505	$24,202	$1,996,029	$2,020,231
Commercial real estate	218	25,320	25,538	14,388	3,697,093	3,711,481
Agricultural and agricultural real estate	686	4,267	4,953	15,951	549,457	565,408
Residential real estate	168	1,617	1,785	20,251	653,352	673,603
Consumer	749	4,433	5,182	7,004	433,154	440,158
Total	$7,554	$54,409	$61,963	$81,796	$7,329,085	$7,410,881

The following table presents nonaccrual loans, accruing loans past due 90 days or more and troubled debt restructured loans at December 31, 2019, and December 31, 2018, in thousands:

	December 31, 2019	December 31, 2018
Nonaccrual loans	$72,754	$67,833
Nonaccrual troubled debt restructured loans	3,794	4,110
Total nonaccrual loans	$76,548	$71,943
Accruing loans past due 90 days or more	$4,105	$726
Performing troubled debt restructured loans	$3,794	$4,026

Heartland had $7.6 million of troubled debt restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms. Heartland had $8.1 million of troubled debt restructured loans at December 31, 2018, of which $4.1 million were classified as nonaccrual and $4.0 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2019, and December 31, 2018, in thousands:

	For the Years Ended
	December 31, 2019			December 31, 2018
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial	1	$40	$40	—	$—	$—
Commercial real estate	—	—	—	—	—	—
Total commercial and commercial real estate	1	40	40	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	6	623	649	16	2,843	2,559
Consumer	—	—	—	—	—	—
Total	7	$663	$689	16	$2,843	$2,559
The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland’s residential real estate troubled debt restructured loans is due to principal deferment collected from government guarantees and capitalized interest and escrow. At December 31, 2019, there were no commitments to extend credit to any of the borrowers with an existing TDR.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2019, and December 31, 2018, in thousands, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
For the Years Ended
	December 31, 2019		December 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Total commercial and commercial real estate	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	2	210	7	1,036
Consumer	—	—	—	—
Total	2	$210	7	$1,036

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category, categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. The "nonpass" category consists of special mention, substandard, doubtful and loss loans. The "special mention" rating is attached to loans where the borrower exhibits negative financial trends due to borrower specific or systemic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration. The "substandard" rating is assigned to loans that are inadequately protected by the current sound net worth and paying capacity of the borrower and may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible, however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity. The "doubtful" rating is assigned to loans where identified weaknesses make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring classification of the loan as loss until exact status can be determined. The "loss" rating is assigned to loans considered uncollectible. As of December 31, 2019, Heartland had no loans classified as doubtful and no loans classified as loss. Loans are placed on "nonaccrual" when management does not expect to collect payments of principal and interest in full or when principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection.

The following table presents loans by credit quality indicator at December 31, 2019, and December 31, 2018, in thousands:

	Pass	Nonpass	Total
December 31, 2019
Commercial	$2,251,115	$168,794	$2,419,909
Commercial real estate	4,141,436	229,113	4,370,549
Total commercial and commercial real estate	6,392,551	397,907	6,790,458
Agricultural and agricultural real estate	415,455	117,609	533,064
Residential real estate	569,401	28,341	597,742
Consumer	439,321	12,912	452,233
Total gross loans receivable held to maturity	$7,816,728	$556,769	$8,373,497
December 31, 2018
Commercial	$1,880,579	$139,652	$2,020,231
Commercial real estate	3,524,344	187,137	3,711,481
Total commercial and commercial real estate	5,404,923	326,789	5,731,712
Agricultural and agricultural real estate	471,642	93,766	565,408
Residential real estate	645,478	28,125	673,603
Consumer	425,451	14,707	440,158
Total gross loans receivable held to maturity	$6,947,494	$463,387	$7,410,881

The nonpass category in the table above is comprised of approximately 60% special mention and 40% substandard as of December 31, 2019. The percentage of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. As of December 31, 2018, the nonpass category in the table above was comprised of approximately 52% special mention and 48% substandard. The percentage of nonpass loans on nonaccrual status as of December 31, 2018, was 16%. Loans delinquent 30-89 days as a percentage of total loans were 0.33% at December 31, 2019, and 0.21% at December 31, 2018. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All impaired loans are reviewed at least annually.

As of December 31, 2019, Heartland had $2.7 million of loans secured by residential real estate property that were in the process of foreclosure.

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

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at December 31, 2019, and December 31, 2018, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2019
Commercial	$5,075	$726	$3,899	$9,700	$2,384,637	$25,572	$2,419,909
Commercial real estate	9,457	1,012	84	10,553	4,348,672	11,324	4,370,549
Total commercial and commercial real estate	14,532	1,738	3,983	20,253	6,733,309	36,896	6,790,458
Agricultural and agricultural real estate	3,734	209	26	3,969	504,419	24,676	533,064
Residential real estate	4,382	72	96	4,550	582,257	10,935	597,742
Consumer	2,674	482	—	3,156	445,036	4,041	452,233
Total gross loans receivable held to maturity	$25,322	$2,501	$4,105	$31,928	$8,265,021	$76,548	$8,373,497
December 31, 2018
Commercial	$2,574	$205	$—	$2,779	$1,991,525	$25,927	$2,020,231
Commercial real estate	4,819	—	726	5,545	3,694,259	11,677	3,711,481
Total commercial and commercial real estate	7,393	205	726	8,324	5,685,784	37,604	5,731,712
Agricultural and agricultural real estate	99	—	—	99	549,376	15,933	565,408
Residential real estate	5,147	49	—	5,196	655,329	13,078	673,603
Consumer	2,724	307	—	3,031	431,799	5,328	440,158
Total gross loans receivable held to maturity	$15,363	$561	$726	$16,650	$7,322,288	$71,943	$7,410,881

The majority of Heartland's impaired loans are those that are nonaccrual, are past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following tables present the unpaid principal balance that was contractually due at December 31, 2019, and December 31, 2018, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2019, and December 31, 2018, any related allowance recorded for those loans as of December 31, 2019, and December 31, 2018, the average outstanding loan balance recorded on the consolidated balance sheets during the years ended December 31, 2019, and December 31, 2018, and the interest income recognized on the impaired loans during the year ended December 31, 2019, and year ended December 31, 2018, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2019
Impaired loans with a related allowance:
Commercial	$11,696	$11,679	$6,245	$11,757	$6
Commercial real estate	1,319	1,319	451	1,435	22
Total commercial and commercial real estate	13,015	12,998	6,696	13,192	28
Agricultural and agricultural real estate	2,750	2,237	916	2,739	—
Residential real estate	927	927	110	1,116	—
Consumer	1,029	1,027	450	1,170	11
Total loans held to maturity	$17,721	$17,189	$8,172	$18,217	$39
Impaired loans without a related allowance:
Commercial	$15,180	$12,759	$—	$12,831	$740
Commercial real estate	17,413	17,333	—	16,798	471
Total commercial and commercial real estate	32,593	30,092	—	29,629	1,211
Agricultural and agricultural real estate	23,245	20,449	—	16,837	60
Residential real estate	15,824	15,813	—	17,073	280
Consumer	3,509	3,509	—	4,182	45
Total loans held to maturity	$75,171	$69,863	$—	$67,721	$1,596
Total impaired loans held to maturity:
Commercial	$26,876	$24,438	$6,245	$24,588	$746
Commercial real estate	18,732	18,652	451	18,233	493
Total commercial and commercial real estate	45,608	43,090	6,696	42,821	1,239
Agricultural and agricultural real estate	25,995	22,686	916	19,576	60
Residential real estate	16,751	16,740	110	18,189	280
Consumer	4,538	4,536	450	5,352	56
Total impaired loans held to maturity	$92,892	$87,052	$8,172	$85,938	$1,635

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
December 31, 2018
Impaired loans with a related allowance:
Commercial	$12,376	$12,366	$5,733	$4,741	$33
Commercial real estate	891	891	218	4,421	25
Total commercial and commercial real estate	13,267	13,257	5,951	9,162	58
Agricultural and agricultural real estate	1,718	1,718	686	2,165	2
Residential real estate	647	647	168	1,138	12
Consumer	1,373	1,373	749	2,934	29
Total loans held to maturity	$17,005	$16,995	$7,554	$15,399	$101
Impaired loans without a related allowance:
Commercial	$13,616	$11,836	$—	$10,052	$299
Commercial real estate	13,578	13,497	—	13,000	249
Total commercial and commercial real estate	27,194	25,333	—	23,052	548
Agricultural and agricultural real estate	16,836	14,233	—	14,781	5
Residential real estate	19,604	19,604	—	23,950	308
Consumer	5,631	5,631	—	5,117	97
Total loans held to maturity	$69,265	$64,801	$—	$66,900	$958
Total impaired loans held to maturity:
Commercial	$25,992	$24,202	$5,733	$14,793	$332
Commercial real estate	14,469	14,388	218	17,421	274
Total commercial and commercial real estate	40,461	38,590	5,951	32,214	606
Agricultural and agricultural real estate	18,554	15,951	686	16,946	7
Residential real estate	20,251	20,251	168	25,088	320
Consumer	7,004	7,004	749	8,051	126
Total impaired loans held to maturity	$86,270	$81,796	$7,554	$82,299	$1,059

On November 30, 2019, Heartland completed the acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company, headquartered in Rockford, Illinois. As of November 30, 2019, Rockford Bank and Trust Company had gross loans of $366.6 million, and the estimated fair value of the loans acquired was $354.0 million.

On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp., parent company of Bank of Blue Valley, headquartered in Overland Park, Kansas. As of May 10, 2019, Blue Valley Ban Corp. had gross loans of $558.2 million, and the estimated fair value of the loans acquired was $542.0 million.

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

The carrying amount of the acquired loans at December 31, 2019, and December 31, 2018, consisted of purchased impaired and nonimpaired purchased loans as summarized in the following table, in thousands:

	December 31, 2019			December 31, 2018
	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans	Impaired Purchased Loans	Non Impaired Purchased Loans	Total Purchased Loans
Commercial	$7,181	$317,689	$324,870	$3,801	$243,693	$247,494
Commercial real estate	4,581	1,145,027	1,149,608	158	1,098,171	1,098,329
Agricultural and agricultural real estate	—	9,434	9,434	—	27,115	27,115
Residential real estate	—	181,453	181,453	231	184,389	184,620
Consumer loans	569	82,700	83,269	—	75,773	75,773
Total Covered Loans	$12,331	$1,736,303	$1,748,634	$4,190	$1,629,141	$1,633,331

Changes in accretable yield on acquired loans with evidence of credit deterioration at the date of acquisition for the years ended December 31, 2019, and December 31, 2018, are presented in the table below, in thousands:

	For the Years Ended
	December 31, 2019	December 31, 2018
Balance at beginning of year	$227	$57
Original yield discount, net, at date of acquisitions	64	508
Accretion	(2,479)	(1,743)
Reclassification from nonaccretable difference(1)	2,581	1,405
Balance at end of year	$393	$227

(1) Represents increases in estimated cash flows expected to be received, primarily due to lower estimated credit losses.

For loans acquired since January 2015, on the acquisition dates the preliminary estimate of the contractually required payments receivable for all loans with evidence of credit deterioration since origination was $50.0 million and the estimated fair value of the loans was $31.6 million. At December 31, 2019, a majority of these loans were valued based upon the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. There was an allowance for loan losses of $86,000 and $57,000, at December 31, 2019, and December 31, 2018, respectively, related to these ASC 310-30 loans. Provision expense of $29,000 and $719,000 was recorded for the years ended December 31, 2019, and 2018, respectively, related to these ASC 310-30 loans.

For loans acquired since January 2015, the preliminary estimate on the acquisition dates of the contractually required payments receivable for all nonimpaired loans acquired was $4.59 billion and the estimated fair value of the loans was $4.47 billion.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2019 and 2018, were as follows, in thousands:

	2019	2018
Balance at beginning of year	$124,983	$115,673
Advances	91,287	44,771
Repayments	(31,702)	(35,461)
Balance at end of year	$184,568	$124,983

SIX
ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 were as follows, in thousands:

	2019	2018	2017
Balance at beginning of year	$61,963	$55,686	$54,324
Provision for loan losses	16,657	24,013	15,563
Recoveries on loans previously charged-off	5,365	3,549	3,670
Loans charged-off	(13,590)	(21,285)	(17,871)
Balance at end of year	$70,395	$61,963	$55,686

Changes in the allowance for loan losses by loan category for the years ended December 31, 2019, and December 31, 2018, were as follows, in thousands:

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963
Charge-offs	(7,294)	(272)	(2,656)	(407)	(2,961)	(13,590)
Recoveries	1,743	1,391	536	73	1,622	5,365
Provision	8,790	4,086	2,784	(13)	1,010	16,657
Balance at December 31, 2019	$27,744	$30,743	$5,617	$1,438	$4,853	$70,395

	Commercial	Commercial Real Estate	Agricultural	Residential Real Estate	Consumer	Total
Balance at December 31, 2017	$18,098	$21,950	$4,258	$2,224	$9,156	$55,686
Charge-offs	(7,916)	(1,977)	(1,437)	(372)	(9,583)	(21,285)
Recoveries	978	1,047	13	96	1,415	3,549
Provision	13,345	4,518	2,119	(163)	4,194	24,013
Balance at December 31, 2018	$24,505	$25,538	$4,953	$1,785	$5,182	$61,963

Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2019, and December 31, 2018, were as follows, in thousands:

	2019	2018
Land and land improvements	$60,444	$52,442
Buildings and building improvements	176,838	170,160
Furniture and equipment	65,617	66,941
Total	302,899	289,543
Less accumulated depreciation	(105,341)	(102,125)
Premises, furniture and equipment, net	$197,558	$187,418

Depreciation expense on premises, furniture and equipment was $12.0 million, $11.7 million and $11.1 million for 2019, 2018 and 2017, respectively. Depreciation expense on buildings and building improvements of $6.2 million, $5.8 million and $5.2 million for the years ended December 31, 2019, 2018, and 2017, respectively, is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $5.8 million, $6.0 million and $6.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, is recorded in furniture and equipment expense on the consolidated statements of income.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $446.3 million at December 31, 2019, and $391.7 million at December 31, 2018. Heartland conducts its annual internal assessment of the goodwill both collectively and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

Heartland recorded $19.2 million of goodwill and $1.8 million of core deposit intangibles in connection with the acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company, headquartered in Rockford, Illinois on November 30, 2019.

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

The core deposit intangibles recorded with the Blue Valley Ban Corp., First Bank Lubbock Bancshares, Inc., and Signature Bancshares, Inc. acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Blue Valley Ban Corp., First Bank Lubbock Bancshares, Inc., and Signature Bancshares, Inc. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

The core deposit intangibles and goodwill recorded with the Rockford Bank and Trust Company acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities, is deductible for tax purposes and the core deposit intangibles are expected to be amortized over a period of 10 years on an accelerated basis.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2019, and December 31, 2018, are presented in the table below, in thousands:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$96,821	$48,338	$48,483	$83,640	$36,403	$47,237
Customer relationship intangible	1,177	972	205	1,177	935	242
Mortgage servicing rights	7,886	2,265	5,621	42,228	12,865	29,363
Commercial servicing rights	6,952	5,837	1,115	6,834	5,125	1,709
Total	$112,836	$57,412	$55,424	$133,879	$55,328	$78,551

On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all of its servicing rights portfolio, which contained loans with an unpaid principal balance of $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of June 30, 2019. Cash of approximately $36.6 million was received during 2019, and Heartland recorded a gain on the sale of this portfolio of approximately $14.5 million. In the agreement, which included customary terms and conditions, Dubuque Bank and Trust Company provided interim servicing of the loans until the transfer date, which was August 1, 2019.

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangible	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Year ending December 31,
2020	$10,577	$37	$1,405	$301	$12,320
2021	8,691	35	1,205	267	10,198
2022	7,102	34	1,004	235	8,375
2023	6,201	34	803	155	7,193
2024	5,108	33	602	86	5,829
Thereafter	10,804	32	602	71	11,509
Total	$48,483	$205	$5,621	$1,115	$55,424

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2019. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were $616.7 million and $648.9 million as of December 31, 2019, and December 31, 2018, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at First Bank & Trust were approximately $5.0 million and $5.9 million as of December 31, 2019, and December 31, 2018, respectively.

The fair value of Heartland's mortgage servicing rights at First Bank & Trust was estimated at $5.6 million and $7.0 million at December 31, 2019, and December 31, 2018, respectively, and is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Heartland transferred custodial escrow balances totaling $22.9 million to PNC Bank, N.A. in conjunction with the transfer of the mortgage servicing rights portfolio on August 1, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at Dubuque Bank and Trust Company totaled $17.7 million at December 31, 2018.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of First Bank & Trust's mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 14.20% as of December 31, 2019 compared to 10.30% for the December 31, 2018 valuation. The discount rate was 9.03% for both the December 31, 2019 and December 31, 2018 valuations. The average capitalization rate for 2019 ranged from 80 to 103 basis points compared to a range of 93 to 117 basis points for 2018 since acquisition on May 18, 2018. Fees collected for the servicing of mortgage loans for others were $4.9 million, $9.9 million and $11.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2019, and December 31, 2018:

	2019	2018
Balance at January 1	$29,363	$23,248
Originations	893	5,045
Amortization	(3,168)	(5,867)
Sale of mortgage servicing rights	(20,556)	—
Acquired mortgage servicing rights	—	6,995
Valuation allowance on servicing rights	(911)	(58)
Balance at December 31	$5,621	$29,363
Fair value of mortgage servicing rights	$5,621	$48,680
Mortgage servicing rights, net to servicing portfolio	0.91%	0.72%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $82.1 million at December 31, 2019, and $107.4 million at December 31, 2018. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $1.0 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 14.25% and 18.08% as of December 31, 2019, compared to 11.01% and 13.50% as of December 31, 2018. The discount rate range was 10.65% and 13.94% for the December 31, 2019, valuations compared to 13.44% and 16.96% for the December 31, 2018 valuations. The capitalization rate ranged from 310 to 445 basis points at both December 31, 2019 and 2018. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $1.6 million as of December 31, 2019, and $2.1 million as of December 31, 2018.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2019, and December 31, 2018:

	2019	2018
Balance at January 1,	$1,709	$2,609
Originations	118	115
Amortization	(712)	(1,027)
Purchased commercial servicing rights	—	—
Valuation allowance on servicing rights	—	12
Balance at December 31,	$1,115	$1,709
Fair value of commercial servicing rights	$1,594	$2,134
Commercial servicing rights, net to servicing portfolio	1.36%	1.59%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At December 31, 2019, a valuation allowance of $114,000 was required on the mortgage servicing rights 15-year tranche and a $797,000 valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2018, a $20,000 valuation allowance was required on the 15-

year tranche and a $38,000 valuation was required on the 30-year tranche for mortgage servicing rights. At both December 31, 2019 and December 31, 2018, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and no valuation allowance was required on commercial servicing rights with an original term of greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2019, and December 31, 2018:

December 31, 2019	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
Dubuque Bank and Trust Company	$—	$—	$—	$—	$—	$—
First Bank & Trust	1,482	1,368	114	5,050	4,253	797
Total	$1,482	$1,368	$114	$5,050	$4,253	$797
December 31, 2018
Dubuque Bank and Trust Company	$2,195	$4,636	$—	$20,025	$36,901	$—
First Bank & Trust	1,685	1,665	20	5,516	5,478	38
Total	$3,880	$6,301	$20	$25,541	$42,379	$38

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2019, and December 31, 2018:

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
December 31, 2019
Citywide Banks	$—	$—	$—	$—	$—	$—
Premier Valley Bank	1	13	—	135	161	—
Wisconsin Bank & Trust	128	272	—	851	1,148	—
Total	$129	$285	$—	$986	$1,309	$—
December 31, 2018
Citywide Banks	$1	$6	$—	$18	$20	$—
Premier Valley Bank	45	74	—	178	184	—
Wisconsin Bank & Trust	249	411	—	1,218	1,439	—
Total	$295	$491	$—	$1,414	$1,643	$—

NINE
DEPOSITS

At December 31, 2019, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2020	$802,410
2021	268,777
2022	63,822
2023	24,963
2024	20,755
Thereafter	12,316
$1,193,043

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2019, and December 31, 2018, were $695.8 million and $585.7 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2019, and December 31, 2018 were $329.1 million and $307.1 million, respectively.

Interest expense on deposits for the years ended December 31, 2019, 2018, and 2017, was as follows, in thousands:

	2019	2018	2017
Savings and money market accounts	$47,069	$25,123	$11,107
Time certificates of deposit in denominations of $100,000 or more	9,344	4,789	3,016
Other time deposits	7,321	5,755	4,156
Interest expense on deposits	$63,734	$35,667	$18,279

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2019, and 2018, were as follows, in thousands:

	2019	2018
Retail repurchase agreements	$84,486	$80,124
Federal funds purchased	2,450	35,400
Advances from the FHLB	81,198	100,838
Other short-term borrowings	14,492	10,648
Total	$182,626	$227,010

At December 31, 2019, Heartland had one non-revolving credit facility with an unaffiliated bank, which provided a borrowing capacity not to exceed $70.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. The credit facility is non-revolving at a rate of 2.75% over LIBOR, and any outstanding balance is due on June 14, 2020. Heartland renewed its $30.0 million revolving credit line agreement with the same unaffiliated bank on June 14, 2019. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during 2019, and the outstanding balance was $0 at both December 31, 2019, and December 31, 2018.

The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2019, and December 31, 2018.

All retail repurchase agreements as of December 31, 2019, and 2018, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, were as follows, in thousands:

	2019	2018	2017
Maximum month-end balance	$226,096	$229,890	$324,691
Average month-end balance	128,098	152,391	182,846
Weighted average interest rate for the year	1.38%	1.19%	0.36%
Weighted average interest rate at year-end	1.21%	1.96%	1.11%

Dubuque Bank and Trust Company and Bank of Blue Valley are participants in the Borrower-In-Custody of Collateral Program at the Federal Reserve Bank of Chicago and the Federal Reserve Bank of Kansas City, respectively, which provides the capability to borrow short-term funds under the Discount Window Program. Advances under this program are collateralized by a portion of the commercial loan portfolio of Dubuque Bank and Trust Company in the amount of $85.9 million at December 31, 2019, and $96.2 million at December 31, 2018. Advances collateralized by a portion of Bank of Blue Valley's commercial loan portfolio were $19.7 million at December 31, 2019, and $16.2 million at December 31, 2018. There were no borrowings under the Discount Window Program outstanding at year-end 2019 and 2018.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2019 and 2018, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2019	2018
Advances from the FHLB; weighted average interest rates were 4.08% and 4.03% at December 31, 2019 and 2018, respectively	$2,835	$3,399
Trust preferred securities	145,343	130,913
Senior notes	—	5,000
Note payable to unaffiliated bank	51,417	58,417
Contracts payable for purchase of real estate and other assets	1,892	1,953
Subordinated notes	74,286	74,143
Other borrowings	—	1,080
Total	$275,773	$274,905

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. At December 31, 2019, none of Heartland's FHLB advances had call features. The advances from the FHLB are collateralized by a portion of the Heartland banks' investments in FHLB stock of $11.3 million and $13.3 million at December 31, 2019 and 2018, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $4.11 billion at December 31, 2019, and $3.71 billion at December 31, 2018. At December 31, 2019, Heartland had $1.56 billion of remaining FHLB borrowing capacity.

At December 31, 2019, Heartland had fifteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Early redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Heartland repurchased and retired $2.6 million of Heartland Statutory Trust VII in 2019. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $90,000 as of December 31, 2019. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly. A schedule of Heartland’s trust preferred offerings outstanding, as of December 31, 2019, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/19(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over LIBOR	4.65%	(2)	03/17/2034	03/17/2020
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	3.32	(3)	04/07/2036	04/07/2020
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	3.37	(4)	09/15/2037	03/15/2020
Heartland Financial Statutory Trust VII	18,042	1.48% over LIBOR	3.39	(5)	09/01/2037	03/01/2020
Morrill Statutory Trust I	9,088	3.25% over LIBOR	5.20		12/26/2032	03/26/2020
Morrill Statutory Trust II	8,754	2.85% over LIBOR	4.75		12/17/2033	03/17/2020
Sheboygan Statutory Trust I	6,528	2.95% over LIBOR	4.85		09/17/2033	03/17/2020
CBNM Capital Trust I	4,409	3.25% over LIBOR	5.14		12/15/2034	03/15/2020
Citywide Capital Trust III	6,438	2.80% over LIBOR	4.74		12/19/2033	04/23/2020
Citywide Capital Trust IV	4,296	2.20% over LIBOR	4.11		09/30/2034	05/23/2020
Citywide Capital Trust V	11,748	1.54% over LIBOR	3.43		07/25/2036	03/15/2020
OCGI Statutory Trust III	2,996	3.65% over LIBOR	5.48	(6)	09/30/2032	03/30/2020
OCGI Capital Trust IV	5,342	2.50% over LIBOR	4.39	(7)	12/15/2034	03/15/2020
BVBC Capital Trust II	7,197	3.25% over LIBOR	5.16		04/24/2033	04/24/2020
BVBC Capital Trust III	9,047	1.60% over LIBOR	3.54		09/30/2035	03/30/2020
Total trust preferred offerings	145,433
Less: deferred issuance costs	(90)
	$145,343

(1) Effective weighted average interest rate as of December 31, 2019, was 4.80% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2019, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2019, was 4.69% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2019, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2019, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2019, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(7) Effective interest rate as of December 31, 2019, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $145.2 million and $130.9 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2019 and 2018, respectively.

All of the remaining senior notes matured in 2019. Total senior notes outstanding were $0 at December 31, 2019, and $5.0 million on December 31, 2018.

In addition to the credit line described in Note 10, "Short-Term Borrowings," Heartland entered into another non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $70.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. The borrowing capacity was reduced to $70.0 million from $75.0 million on June 14, 2018. On May 10, 2016, $40.0 million of this variable rate non-revolving credit facility was swapped to a fixed rate of 2.50% over LIBOR with an amortizing term of five years, which is due in April 2021, and was reclassified as long-term debt. At December 31, 2019, a balance of $51.4 million was outstanding on this term debt compared to $58.4 million at December 31, 2018. At December 31, 2019, $14.8 million was available on the non-revolving credit facility, of which no balance was outstanding.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds are being used for general corporate purposes. For regulatory purposes, $74.3 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2019. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $189,000 at December 31, 2019, and $227,000 at December 31, 2018. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2019, for other borrowings follow in the table below, in thousands. FHLB advances, wholesale repurchase agreements, convertible debt and subordinated debt are included in the table at their call date.

2020	$8,705
2021	24,682
2022	4,657
2023	3,037
2024	77,437
Thereafter	157,255
Total	$275,773

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $1.9 million of cash as collateral at December 31, 2019, and no cash at December 31, 2018. At December 31, 2019, no collateral was required to be pledged by Heartland's counterparties compared to $770,000 collateral at December 31, 2018.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2019, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $197,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $406,000.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2019
Interest rate swap	$25,000	$(167)	Other Liabilities	1.900%	2.255%	03/17/2021
Interest rate swap	20,000	(67)	Other Liabilities	2.043	3.355	01/07/2020
Interest rate swap	25,667	135	Other Assets	4.215	3.674	05/10/2021
Interest rate swap	25,750	(1,384)	Other Liabilities	4.280	5.425	07/24/2028
Interest rate swap	20,000	(614)	Other Liabilities	1.894	2.390	06/15/2024
Interest rate swap	20,000	(561)	Other Liabilities	1.907	2.352	03/01/2024
Interest rate swap	6,000	(15)	Other Liabilities	1.894	1.866	06/15/2021
Interest rate swap	3,000	(9)	Other Liabilities	1.831	1.878	06/30/2021
December 31, 2018
Interest rate swap	$25,000	$191	Other Assets	2.788%	2.255%	03/17/2021
Interest rate swap	20,000	(177)	Other Liabilities	2.408	3.355	01/07/2020
Interest rate swap	10,000	29	Other Assets	2.822	1.674	03/26/2019
Interest rate swap	10,000	28	Other Assets	2.788	1.658	03/18/2019
Interest rate swap	29,667	763	Other Assets	4.887	3.674	05/10/2021
Interest rate swap	28,750	(572)	Other Liabilities	5.004	5.425	07/24/2028
Interest rate swap	20,000	157	Other Assets	2.788	2.390	06/15/2024
Interest rate swap	20,000	185	Other Assets	2.738	2.352	03/01/2024
Interest rate swap	6,000	105	Other Assets	2.788	1.866	06/15/2021
Interest rate swap	3,000	51	Other Assets	2.787	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2019, and December 31, 2018, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
December 31, 2019
Interest rate swap	$(3,442)	Interest expense	$(197)	Other income	$—
December 31, 2018
Interest rate swap	$995	Interest Expense	$(179)	Other Income	$—

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

Heartland was required to pledge $3.4 million and $2.5 million of cash as collateral for these fair value hedges at December 31, 2019, and December 31, 2018, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at December 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2019
Fair value hedges	$—	$—	Other assets
Fair value hedges	$21,250	$(1,253)	Other liabilities
December 31, 2018
Fair value hedges	$19,820	$74	Other assets
Fair value hedges	15,064	(339)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the years ended December 31, 2019, and December 31, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2019
Fair value hedges	$(988)	Interest income
December 31, 2018
Fair value hedges	$734	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2019
Embedded derivatives	$9,627	$465	Other assets
Embedded derivatives	$—	$—	Other liabilities
December 31, 2018
Embedded derivatives	$11,266	$453	Other assets
Embedded derivatives	2,231	(54)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the years ended December 31, 2019 and December 31, 2018, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2019
Embedded derivatives	$66	Other noninterest income
December 31, 2018
Embedded derivatives	$339	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $20.2 million and $2.0 million as of December 31, 2019, and December 31, 2018, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 and $680,000 as of December 31, 2019 and December 31, 2018, respectively, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2019, and December 31, 2018, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2019 and 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2019
Customer interest rate swaps	$374,191	$16,927	Other Assets	4.68%	4.05%
Customer interest rate swaps	374,191	(16,927)	Other Liabilities	4.05%	4.68%
December 31, 2018
Customer interest rate swaps	$211,246	$4,449	Other Assets	5.10%	4.96%
Customer interest rate swaps	211,246	(4,449)	Other Liabilities	4.96%	5.10%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $0 and $35,000 at December 31, 2019, and December 31, 2018, respectively, as collateral for these forward commitments. Heartland's counterparties were required to pledge no cash as collateral at both December 31, 2019, and December 31, 2018, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2019, and December 31, 2018, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2019
Interest rate lock commitments (mortgage)	$20,356	$681	Other Assets
Forward commitments	16,000	15	Other Assets
Forward commitments	36,500	(113)	Other Liabilities
Undesignated interest rate swaps	9,627	(465)	Other Liabilities
Undesignated interest rate swaps	—	—	Other Assets
December 31, 2018
Interest rate lock commitments (mortgage)	$22,451	$725	Other Assets
Forward commitments	—	—	Other Assets
Forward commitments	51,500	(399)	Other Liabilities
Undesignated interest rate swaps	11,266	(453)	Other Liabilities
Undesignated interest rate swaps	2,231	54	Other Assets

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2019, and December 31, 2018, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$18
Forward commitments	Net gains on sale of loans held for sale	15
Forward commitments	Net gains on sale of loans held for sale	287
Undesignated interest rate swaps	Other noninterest income	(66)
December 31, 2018
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(3,269)
Forward commitments	Net gains on sale of loans held for sale	(170)
Forward commitments	Net gains on sale of loans held for sale	(161)
Undesignated interest rate swaps	Other noninterest income	339

THIRTEEN
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows, in thousands:

	2019	2018	2017
Current:
Federal	$24,106	$16,769	$25,532
State	11,298	8,686	5,025
Total current expense	$35,404	$25,455	$30,557
Deferred:
Federal	$760	$2,615	$12,370
State	(1,174)	145	893
Total deferred expense (benefit)	$(414)	$2,760	$13,263
Total income tax expense	$34,990	$28,215	$43,820

In response to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal tax rate from a graduated maximum 35% to a flat 21%, Heartland recorded $10.4 million of income tax expense in 2017 to adjust the value of its deferred tax assets and liabilities.

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows, in thousands:

	2019	2018
Deferred tax assets:
Tax effect of net unrealized loss on securities carried at fair value reflected in stockholders’ equity	$—	$11,148
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	563	—
Allowance for loan losses	17,686	16,682
Deferred compensation	8,071	7,042
Organization and acquisitions costs	337	319
Net operating loss carryforwards	18,459	14,495
Non-accrual loan interest	853	863
OREO write-downs	921	1,469
Tax credit projects	4,252	5,254
Other	2,643	1,961
Gross deferred tax assets	53,785	59,233
Valuation allowance	(12,379)	(12,125)
Gross deferred tax assets	$41,406	$47,108

Deferred tax liabilities:
Tax effect of net unrealized gain on securities carried at fair value reflected in stockholders’ equity	$(279)	$—
Tax effect of net unrealized gain on derivatives reflected in stockholders’ equity	—	(160)
Securities	(4,240)	(2,332)
Premises, furniture and equipment	(6,232)	(6,514)
Tax bad debt reserves	(422)	(427)
Purchase accounting	(7,824)	(6,339)
Prepaid expenses	(2,176)	(203)
Servicing rights	(1,421)	(7,933)
Deferred loan fees	(3,342)	(3,321)
Other	(1,870)	(380)
Gross deferred tax liabilities	$(27,806)	$(27,609)
Net deferred tax asset	$13,600	$19,499

The deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives had no effect on income tax expense as these gains and losses, net of taxes, were recorded in other comprehensive income (loss), other than for the effect of the federal tax rate. In 2017, the effect of the enacted change in the federal corporate tax rate resulted in tax expense totaling $4.5 million to adjust the deferred tax assets (liabilities) related to net unrealized gains (losses) on securities available for sale and on derivatives.

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $31.9 million at December 31, 2019, and $24.4 million at December 31, 2018. The associated deferred tax asset was $6.7 million at December 31, 2019, and $5.1 million at December 31, 2018. These net carryforwards expire during the period from December 31, 2026, through December 31, 2039, and are subject to an annual limitation of approximately $6.8 million. Net operating loss carryforwards for state income tax purposes were approximately $163.7 million at December 31, 2019, and $121.1 million at December 31, 2018. The associated deferred tax asset, net of federal tax, was $11.8 million at December 31, 2019, and $9.4 million at December 31, 2018. These carryforwards have begun to expire and will continue to do so until December 31, 2039.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $10.1 million at December 31, 2019, and $8.1 million at December 31, 2018. During both 2019 and 2018, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $2.3 million at December 31, 2019, and $4.0 million at December 31, 2018. In 2019, Heartland released valuation allowances of $1.9 million on deferred tax assets for capital losses it expects to realize on the disposal of partnership investments. Heartland generated capital gains from its 2019 strategic developments, which included various branch sales not conducted in the ordinary course of its business strategy. As a result of its net capital gains, Heartland was able to realize the benefit of its capital losses.

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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2019, 2018, and 2017, (computed by applying the U.S. federal corporate tax rate of 21% for 2019 and 2018 income before income taxes and 35% for 2017 income before income taxes) are as follows, in thousands:

	2019	2018	2017
Computed "expected" tax on net income	$38,665	$30,495	$41,682
Increase (decrease) resulting from:
Nontaxable interest income	(3,281)	(4,423)	(9,282)
State income taxes, net of federal tax benefit	8,509	6,976	3,846
Tax credits	(6,860)	(4,085)	(2,390)
Valuation allowance	(1,648)	23	405
Excess tax benefit on stock compensation	(229)	(657)	(1,130)
Deferred tax adjustment due to Tax Cuts and Jobs Act enactment	—	—	10,396
Other	(166)	(114)	293
Income taxes	$34,990	$28,215	$43,820
Effective tax rates	19.0%	19.4%	36.8%

Heartland's income taxes included solar energy credits totaling $4.0 million, $2.9 million, and $449,000 during 2019, 2018 and 2017, respectively. Federal historic rehabilitation tax credits included in Heartland's income taxes totaled $1.8 million during 2019, $0, and $713,000 in 2019, 2018, and 2017, respectively. Additionally, investments in certain low-income housing partnerships totaled $6.1 million at December 31, 2019, $6.9 million at December 31, 2018, and $7.8 million at December 31, 2017. These investments generated federal low-income housing tax credits of $1.1 million during 2019 and $1.2 million for the years ended December 31, 2018 and 2017. These investments are expected to generate federal low-income housing tax credits of approximately $779,000 for 2020, $538,000 for 2021 through 2023, $322,000 for 2024, $86,000 for 2025 and $34,000 for 2026.

On December 31, 2019, the amount of unrecognized tax benefits was $657,000, including $69,000 of accrued interest and penalties. On December 31, 2018, the amount of unrecognized tax benefits was $611,000, including $66,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2016, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2014, and later remain open for examination. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. The plan includes matching contributions and non-elective contributions. Matching contributions and non-elective contributions are limited to a maximum amount of the participant's wages as defined by federal law.

Heartland's subsidiaries made matching contributions of up to 3% of participants' wages in 2019, 2018, and 2017. Costs charged to operating expenses with respect to the matching contributions were $3.9 million, $3.5 million, and $3.3 million for 2019, 2018 and 2017, respectively.

Non-elective contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $4.8 million, $4.0 million, and $4.1 million for 2019, 2018 and 2017, respectively.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Heartland banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Heartland banks upon extension of credit, is based upon management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Heartland banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2019, and at December 31, 2018, commitments to extend credit aggregated $2.97 billion and $2.47 billion, respectively, and standby letters of credit aggregated $79.5 million and $71.9 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures, and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had a recorded repurchase obligation of $313,000 at both December 31, 2019, and December 31, 2018, respectively, which is included in other liabilities on the consolidated balance sheets. Heartland had no new requests for repurchases during 2019 and 2018.

Heartland has a loss reserve for unfunded commitments, including loan commitments and letters of credit. At December 31, 2019, and December 31, 2018, the reserve for unfunded commitments, which is included in other liabilities on the consolidated balance sheets, was approximately $248,000 and $172,000, respectively. The appropriateness of the reserve for unfunded commitments is reviewed on a quarterly basis, based upon changes in the amounts of commitments, delinquencies and economic conditions.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2019, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and other equity-based incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended and restated effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. At December 31, 2019, 348,140 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

The amount of tax benefit related to the exercise, vesting, and forfeiture of equity-based awards reflected as a tax benefit in Heartland's income tax expense was $266,000 and $674,000 for the years ended December 31, 2019, and 2018, respectively.

Options
Although the Plan provides authority to the Compensation Committee to grant stock options, no options were granted during the years ended December 31, 2019, 2018 and 2017. Prior to 2009, options were typically granted annually with an expiration date 10 years after the date of grant. Vesting was generally over a five-year service period with portions of a grant becoming exercisable at three years, four years and five years after the date of grant. The exercise price of stock options granted is established by the Compensation Committee, but the exercise price for the stock options may not be less than the fair market value of the shares on the date that the options are granted or, if greater, the par value of a share of common stock. A summary of the status of Heartland's common stock options as of December 31, 2019, 2018 and 2017, and changes during the years ended December 31, 2019, 2018 and 2017, follows:

	2019		2018		2017
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at January 1	—	$—	6,500	$18.60	26,400	$18.60
Granted	—	—	—	—	—	—
Exercised	—	—	(6,500)	18.60	(19,400)	18.60
Forfeited	—	—	—	—	(500)	18.60
Outstanding at December 31	—	$—	—	$—	6,500	$18.60
Options exercisable at December 31	—	$—	—	$—	6,500	$18.60

No shares under stock options vested during the year ended December 31, 2019. There were no compensation costs recorded for stock options for the years ended December 31, 2019, 2018 and 2017. There are no unrecorded compensation costs related to options at December 31, 2019.

Cash received from options exercised for the year ended December 31, 2019, was $0. Cash received from options exercised for the year ended December 31, 2018, was $121,000.

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

The Compensation Committee granted three-year performance-based RSUs with respect to 34,848 shares and 16,108 shares of common stock in the first quarter of 2019 and 2018, respectively. These performance-based RSUs will be earned based upon satisfaction of performance targets for the three-year performance period ended December 31, 2021, and December 31, 2020. These performance-based RSUs or a portion thereof may vest in 2022 and 2021, respectively, after measurement of performance in relation to the performance targets.

In addition to the three-year performance-based RSUs referenced in the preceding paragraph, the Compensation Committee granted one-year performance-based RSUs with respect to 18,988 shares of common stock in the first quarter of 2018. These performance-based RSUs are earned based on satisfaction of performance targets for the fiscal year ended December 31, 2018, and then fully vest on a specified date in the third calendar year following the year of the initial grant. No one-year performance based RSUs were granted in 2019.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at the commencement of employment, and to other employees as incentives. During the years ended December 31, 2019, 2018, and 2017, 37,544, 36,462 and 17,106 RSUs, respectively, were granted to directors and new employees.

A summary of the status of RSUs as of December 31, 2019, 2018 and 2017, and changes during the years ended December 31, 2019, 2018, and 2017, follows:

	2019		2018		2017
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	266,995	$43.89	301,578	$34.74	346,817	$27.61
Granted	162,465	45.09	123,711	55.13	109,373	47.22
Vested	(148,158)	39.27	(127,744)	32.73	(137,394)	26.66
Forfeited	(26,919)	49.20	(30,550)	45.69	(17,218)	34.02
Outstanding at December 31	254,383	$46.76	266,995	$43.89	301,578	$34.74

Total compensation costs recorded for RSUs were $5.8 million, $4.4 million and $3.2 million, for 2019, 2018 and 2017, respectively. As of December 31, 2019, there were $4.9 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2022.

Employee Stock Purchase Plan
Heartland maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of Heartland common stock at a price of not less than 95% of the fair market value (as determined by the Compensation Committee) on the determination date. Under ASC Topic 718, compensation expense related to the ESPP of $222,000 was recorded in 2019, $91,000 was recorded in 2018, and $153,000 was recorded in 2017 because the price of the shares purchased was set at the beginning of the year for the purchases at the end of the year.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2019, 412,521 shares remain available for purchase. Beginning in 2017, Heartland began making ESPP purchases as soon as practicable after the last day of the plan year. On January 2, 2020, 32,179 shares were purchased under the ESPP for the employee deferrals made during the plan year ended December 31, 2019. On January 4, 2019, 32,331 shares were purchased under the ESPP for the employee deferrals made during the plan year ended December 31, 2018. On January 2, 2018, 22,903 shares were purchased under the ESPP for employee deferrals made during the plan year ended December 31, 2017.

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

Shelf Registration
Heartland filed a universal shelf registration with the SEC to register debt or equity securities on August 8, 2019, that expires in August 2022. This registration statement, which was effective immediately, provides Heartland the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.

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

The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2019 and 2018, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2019 and 2018, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2019, that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,388,511	13.75%	$807,881		8.00%	N/A
Dubuque Bank and Trust Company	168,959	14.55	92,872		8.00	$116,090	10.00%
Illinois Bank & Trust	107,678	10.54	81,731		8.00	102,164	10.00
Wisconsin Bank & Trust	117,355	14.13	66,431		8.00	83,039	10.00
New Mexico Bank & Trust	157,555	12.33	102,193		8.00	127,741	10.00
Arizona Bank & Trust	75,498	11.19	53,982		8.00	67,477	10.00
Rocky Mountain Bank	53,266	13.80	30,868		8.00	38,585	10.00
Citywide Banks	240,735	13.88	138,704		8.00	173,380	10.00
Minnesota Bank & Trust	76,400	13.50	45,260		8.00	56,575	10.00
Bank of Blue Valley	145,256	14.50	80,153		8.00	100,191	10.00
Premier Valley Bank	91,257	13.21	55,273		8.00	69,091	10.00
First Bank & Trust	109,545	14.11	62,128	—	8.00	77,660	10.00

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,243,582	12.31%	$605,911		6.00%	N/A
Dubuque Bank and Trust Company	159,579	13.75	69,654		6.00	$92,872	8.00%
Illinois Bank & Trust	103,011	10.08	61,298		6.00	81,731	8.00
Wisconsin Bank & Trust	109,939	13.24	49,824		6.00	66,431	8.00
New Mexico Bank & Trust	148,227	11.60	76,645		6.00	102,193	8.00
Arizona Bank & Trust	69,648	10.32	40,486		6.00	53,982	8.00
Rocky Mountain Bank	48,692	12.62	23,151		6.00	30,868	8.00
Citywide Banks	231,085	13.33	104,028		6.00	138,704	8.00
Minnesota Bank & Trust	70,235	12.41	33,945		6.00	45,260	8.00
Bank of Blue Valley	140,195	13.99	60,115		6.00	80,153	8.00
Premier Valley Bank	87,335	12.64	41,455		6.00	55,273	8.00
First Bank & Trust	104,914	13.51	46,596		6.00	62,128	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$1,098,428	10.88%	$454,433		4.50%	N/A
Dubuque Bank and Trust Company	159,579	13.75	52,241		4.50	$75,459	6.50%
Illinois Bank & Trust	103,011	10.08	45,974		4.50	66,407	6.50
Wisconsin Bank & Trust	109,939	13.24	37,368		4.50	53,976	6.50
New Mexico Bank & Trust	148,227	11.60	57,484		4.50	83,032	6.50
Arizona Bank & Trust	69,648	10.32	30,365		4.50	43,860	6.50
Rocky Mountain Bank	48,692	12.62	17,363		4.50	25,080	6.50
Citywide Banks	231,085	13.33	78,021		4.50	112,697	6.50
Minnesota Bank & Trust	70,235	12.41	25,459		4.50	36,774	6.50
Bank of Blue Valley	140,195	13.99	45,086		4.50	65,124	6.50
Premier Valley Bank	87,335	12.64	31,091		4.50	44,909	6.50
First Bank & Trust	104,914	13.51	34,947	—	4.50	50,479	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,243,582	10.10%	$492,725		4.00%	N/A
Dubuque Bank and Trust Company	159,579	9.83	64,961		4.00	$81,202	5.00%
Illinois Bank & Trust	103,011	10.26	40,144		4.00	50,180	5.00
Wisconsin Bank & Trust	109,939	10.76	40,863		4.00	51,078	5.00
New Mexico Bank & Trust	148,227	9.11	65,076		4.00	81,345	5.00
Arizona Bank & Trust	69,648	9.87	28,235		4.00	35,293	5.00
Rocky Mountain Bank	48,692	9.22	21,132		4.00	26,415	5.00
Citywide Banks	231,085	10.66	86,732		4.00	108,416	5.00
Minnesota Bank & Trust	70,235	10.51	26,740		4.00	33,426	5.00
Bank of Blue Valley	140,195	11.07	50,638		4.00	63,297	5.00
Premier Valley Bank	87,335	10.43	33,487		4.00	41,859	5.00
First Bank & Trust	104,914	10.25	40,941		4.00	51,177	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,200,947	13.72%	$700,490	8.00%	N/A
Dubuque Bank and Trust Company	165,687	14.10	93,975	8.00	$117,469	10.00%
Illinois Bank & Trust	74,657	13.02	45,884	8.00	57,355	10.00
Wisconsin Bank & Trust	115,318	13.90	66,351	8.00	82,939	10.00
New Mexico Bank & Trust	150,261	12.92	93,063	8.00	116,328	10.00
Arizona Bank & Trust	63,606	11.90	42,766	8.00	53,458	10.00
Rocky Mountain Bank	51,982	14.26	29,160	8.00	36,449	10.00
Citywide Banks	235,691	13.46	140,117	8.00	175,146	10.00
Minnesota Bank & Trust	69,002	12.99	42,493	8.00	53,117	10.00
Bank of Blue Valley(1)	72,520	16.14	35,937	8.00	44,922	10.00
Premier Valley Bank	85,710	13.71	50,017	8.00	62,521	10.00
First Bank & Trust	102,795	13.48	61,004	8.00	76,255	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,064,669	12.16%	$525,368	6.00%	N/A
Dubuque Bank and Trust Company	155,391	13.23	70,482	6.00	$93,975	8.00%
Illinois Bank & Trust	70,470	12.29	34,413	6.00	45,884	8.00
Wisconsin Bank & Trust	108,193	13.04	49,763	6.00	66,351	8.00
New Mexico Bank & Trust	141,161	12.13	69,797	6.00	93,063	8.00
Arizona Bank & Trust	59,993	11.22	32,075	6.00	42,766	8.00
Rocky Mountain Bank	48,428	13.29	21,870	6.00	29,160	8.00
Citywide Banks	226,645	12.94	105,088	6.00	140,117	8.00
Minnesota Bank & Trust	63,633	11.98	31,870	6.00	42,493	8.00
Bank of Blue Valley(1)	67,975	15.13	26,953	6.00	35,937	8.00
Premier Valley Bank	82,321	13.17	37,513	6.00	50,017	8.00
First Bank & Trust	100,884	13.23	45,753	6.00	61,004	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$933,755	10.66%	$394,026	4.50%	N/A
Dubuque Bank and Trust Company	155,391	13.23	52,861	4.50	$76,355	6.50%
Illinois Bank & Trust	70,470	12.29	25,810	4.50	37,281	6.50
Wisconsin Bank & Trust	108,193	13.04	37,323	4.50	53,910	6.50
New Mexico Bank & Trust	141,161	12.13	52,348	4.50	75,613	6.50
Arizona Bank & Trust	59,993	11.22	24,056	4.50	34,748	6.50
Rocky Mountain Bank	48,428	13.29	16,402	4.50	23,692	6.50
Citywide Banks	226,645	12.94	78,816	4.50	113,845	6.50
Minnesota Bank & Trust	63,633	11.98	23,903	4.50	34,526	6.50
Bank of Blue Valley(1)	67,975	15.13	20,215	4.50	29,199	6.50
Premier Valley Bank	82,321	13.17	28,134	4.50	40,639	6.50
First Bank & Trust	100,884	13.23	34,315	4.50	49,566	6.5
Tier 1 Capital (to Average Assets)
Consolidated	$1,064,669	9.73%	$437,858	4.00%	N/A
Dubuque Bank and Trust Company	155,391	9.97	62,317	4.00	$77,897	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Illinois Bank & Trust	70,470	8.56	32,941	4.00	41,177	5.00
Wisconsin Bank & Trust	108,193	10.47	41,317	4.00	51,647	5.00
New Mexico Bank & Trust	141,161	9.58	58,958	4.00	73,697	5.00
Arizona Bank & Trust	59,993	9.20	26,089	4.00	32,611	5.00
Rocky Mountain Bank	48,428	9.82	19,730	4.00	24,662	5.00
Citywide Banks	226,645	10.53	86,129	4.00	107,662	5.00
Minnesota Bank & Trust	63,633	10.00	25,445	4.00	31,806	5.00
Bank of Blue Valley(1)	67,975	11.31	24,041	4.00	30,052	5.00
Premier Valley Bank	82,321	10.53	31,285	4.00	39,106	5.00
First Bank & Trust	100,884	10.13	39,846	4.00	49,807	5.00
(1) Morrill & Janes Bank and Trust Company changed its name to Bank of Blue Valley upon the acquisition of Blue Valley Ban Corp. on May 10, 2019.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $533.9 million as of December 31, 2019, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $331.5 million as of December 31, 2019, under the capital requirements to remain well capitalized.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, and December 31, 2018, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019, and December 31, 2018, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$9,893	$8,503	$1,390	$—
Mortgage and asset-backed securities	2,577,278	—	2,577,278	—
Obligations of states and political subdivisions	707,190	—	707,190	—
Equity securities with a readily determinable fair value	18,435	—	18,435	—
Derivative financial instruments(1)	17,527	—	17,527	—
Interest rate lock commitments	681	—	—	681
Forward commitments	15	—	15	—
Total assets at fair value	$3,331,019	$8,503	$3,321,835	$681
Liabilities
Derivative financial instruments(2)	$21,462	$—	$21,462	$—
Forward commitments	113	—	113	—
Total liabilities at fair value	$21,575	$—	$21,575	$—
December 31, 2018
Assets
Securities available for sale
U.S. government corporations and agencies	$31,951	$25,414	$6,537	$—
Mortgage-backed securities	2,026,698	—	2,026,698	—
Obligations of states and political subdivisions	374,974	—	374,974	—
Equity securities	17,086	—	17,086	—
Derivative financial instruments(1)	6,539	—	6,539	—
Interest rate lock commitments	725	—	—	725
Forward commitments	—	—	—	—
Total assets at fair value	$2,457,973	$25,414	$2,431,834	$725
Liabilities
Derivative financial instruments(2)	$6,044	$—	$6,044	$—
Forward commitments	399	—	399	—
Total liabilities at fair value	$6,443	$—	$6,443	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$15,173	$—	$—	$15,173	$1,114
Commercial real estate	4,592	—	—	4,592	72
Agricultural and agricultural real estate	12,623	—	—	12,623	1,254
Residential real estate	3,088	—	—	3,088	10
Consumer	988	—	—	988	—
Total collateral dependent impaired loans	$36,464	$—	$—	$36,464	$2,450
Loans held for sale	$26,748	$—	$26,748	$—	$(980)
Other real estate owned	$6,914	$—	$—	$6,914	$947
Premises, furniture and equipment held for sale	$2,967	$—	$—	$2,967	$735
Servicing rights	$5,621	$—	$—	$5,621	$911

	Fair Value Measurements at December 31, 2018
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial	$12,932	$—	$—	$12,932	$660
Commercial real estate	405	—	—	405	72
Agricultural and agricultural real estate	11,070	—	—	11,070	575
Residential real estate	478	—	—	478	—
Consumer	624	—	—	624	—
Total collateral dependent impaired loans	$25,509	$—	$—	$25,509	$1,307
Loans held for sale	$119,801	$—	$52,577	$67,224	$(1,870)
Other real estate owned	$6,153	$—	$—	$6,153	$2,647
Premises, furniture and equipment held for sale	$7,258	$—	$—	$7,258	$59
Servicing rights	$7,143	$—	$—	$7,143	$58

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

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/19	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$681	Discounted cash flows	Closing ratio	0 - 99% (90%)(1)
Premises, furniture and equipment held for sale	2,967	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	6,914	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	5,621	Discounted cash flows	Third party valuation	(4)

Collateral dependent impaired loans:
Commercial	15,173	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(3)
Commercial real estate	4,592	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(3)
Agricultural and agricultural real estate	12,623	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	3,088	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(3)
Consumer	988	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-10%(3)

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

	Fair Value at 12/31/18	Valuation Technique	Unobservable Input	Range (Weighted Average)
Loans available for sale	$67,224	Discounted cash flows	Sales contract	(1)

Interest rate lock commitments	725	Discounted cash flows	Closing ratio	0 - 99% (91%)(2)

Premises, furniture and equipment held for sale	7,258	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-10%(5)
Other real estate owned	6,153	Modified appraised value	Third party appraisal	(3)
			Appraisal discounts	0-10%(5)
Servicing rights	7,143	Discounted cash flows	Third party valuation	(4)

Collateral dependent impaired loans:
Commercial	12,932	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-8%(5)
Commercial real estate	405	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-19%(5)
Agricultural and agricultural real estate	11,070	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(5)
Residential real estate	478	Modified appraised value	Third party appraisal	(3)
			Appraisal discount	0-24%(5)
Consumer	624	Modified appraised value	Third party valuation	(3)
			Valuation discount	0-14%(5)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands: (1)

	For the Years Ended
	December 31, 2019	December 31, 2018
Balance at January 1,	$725	$1,738
Acquired interest rate lock commitments	—	1,383
Total gains (losses), net, included in earnings	18	(3,269)
Issuances	10,702	2,962
Settlements	(10,764)	(2,089)
Balance at period end,	$681	$725

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2019, and December 31, 2018, were $681,000 and $725,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2019, and December 31, 2018, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$378,734	$378,734	$378,734	$—	$—
Time deposits in other financial institutions	3,564	3,564	3,564	—	—
Securities:
Carried at fair value	3,312,796	3,312,796	8,503	3,304,293	—
Held to maturity	91,324	100,484	—	100,484	—
Other investments	31,321	31,321	—	31,321	—
Loans held for sale	26,748	26,748	—	26,748	—
Loans, net:
Commercial	2,390,254	2,343,079	—	2,327,906	15,173
Commercial real estate	4,336,355	4,333,012	—	4,328,420	4,592
Agricultural and agricultural real estate	528,195	528,657	—	516,034	12,623
Residential real estate	595,331	588,182	—	585,094	3,088
Consumer	447,387	450,413	—	449,425	988
Total Loans, net	8,297,522	8,243,343	—	8,206,879	36,464
Cash surrender value on life insurance	171,625	171,625	—	171,625	—
Derivative financial instruments(1)	17,527	17,527	—	17,527	—
Interest rate lock commitments	681	681	—	—	681
Forward commitments	—	15	—	15	—
Financial liabilities:
Deposits
Demand deposits	3,543,863	3,543,863	—	3,543,863	—
Savings deposits	6,307,425	6,307,425	—	6,307,425	—
Time deposits	1,193,043	1,193,043	—	1,193,043	—
Short term borrowings	182,626	182,626	—	182,626	—
Other borrowings	275,773	278,169	—	278,169	—
Derivative financial instruments(2)	21,462	21,462	—	21,462	—
Forward commitments	113	113	—	113	—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

			Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$273,630	$273,630	$273,630	$—	$—
Time deposits in other financial institutions	4,672	4,672	4,672	—	—
Securities:
Carried at fair value	2,450,709	2,450,709	25,414	2,425,295	—
Held to maturity	236,283	245,341	—	245,341	—
Other investments	28,396	28,396	—	28,396	—
Loans held for sale	119,801	119,801	—	52,577	67,224
Loans, net:
Commercial	1,994,785	1,955,607	—	1,942,675	12,932
Commercial real estate	3,684,213	3,667,138	—	3,666,733	405
Agricultural and agricultural real estate	561,265	553,112	—	542,042	11,070
Residential real estate	670,473	654,596	—	654,118	478
Consumer	434,998	432,016	—	431,392	624
Total Loans, net	7,345,734	7,262,469	—	7,236,960	25,509
Cash surrender value on life insurance	162,892	162,892	—	162,892	—
Derivative financial instruments(1)	6,539	6,539	—	6,539	—
Interest rate lock commitments	725	725	—	—	725
Forward commitments	—	—	—	—	—
Financial liabilities:
Deposits
Demand deposits	3,264,737	3,264,737	—	3,264,737	—
Savings deposits	5,107,962	5,107,962	—	5,107,962	—
Time deposits	1,023,730	1,023,730	—	1,023,730	—
Deposits held for sale	106,409	100,241	—	—	100,241
Short term borrowings	227,010	227,010	—	227,010	—
Other borrowings	274,905	276,966	—	276,966	—
Derivative financial instruments(2)	6,044	6,044	—	6,044	—
Forward commitments	399	399	—	399	—

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

Loans — The fair value of loans were determined using an exit price methodology. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk.

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

Deposits Held for Sale — Prior to December 31, 2018, Heartland entered into agreements with third parties to sell the deposits of five branch locations, which totaled $106.4 million as of December 31, 2018. The estimated fair value in the table above was based on the carrying value of the deposits less the premium Heartland expected to receive in accordance with the sales contract when the transactions are expected to be completed in 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2019, 2018, and 2017, in thousands:

	For the Years Ended December 31,
	2019	2018	2017
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$12,790	$11,291	$9,570
Overdraft fees	11,543	10,796	9,365
Customer service fees	331	330	296
Credit card fee income	15,594	11,893	7,968
Debit card income	11,899	14,396	11,984
Total service charges and fees	52,157	48,706	39,183
Trust fees	19,399	18,393	15,818
Brokerage and insurance commissions	3,786	4,513	4,033
Total noninterest income in-scope of Topic 606	$75,342	$71,612	$59,034

Out-of-scope of Topic 606
Loan servicing income	$4,843	$7,292	$5,636
Securities gains, net	7,659	1,085	6,973
Unrealized gain on equity securities, net	525	212	—
Net gains on sale of loans held for sale	15,555	21,450	22,251
Valuation adjustment on servicing rights	(911)	(46)	21
Income on bank owned life insurance	3,785	2,793	2,772
Other noninterest income	9,410	4,762	5,335
Total noninterest income out-of-scope of Topic 606	40,866	37,548	42,988
Total noninterest income	$116,208	$109,160	$102,022

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019, 2018 and 2017, Heartland did not have any significant contract balances.

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

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2019	2018
Assets:
Cash and interest bearing deposits	$61,866	$39,666
Investment in subsidiaries	1,765,995	1,538,766
Other assets	49,002	30,321
Due from subsidiaries	—	6,000
Total assets	$1,876,863	$1,614,753
Liabilities and stockholders’ equity:
Other borrowings	$271,046	$269,553
Accrued expenses and other liabilities	27,680	20,025
Total liabilities	298,726	289,578
Stockholders’ equity:
Common stock	36,704	34,477
Capital surplus	839,857	743,095
Retained earnings	702,502	579,252
Accumulated other comprehensive loss	(926)	(31,649)
Total stockholders’ equity	1,578,137	1,325,175
Total liabilities and stockholders’ equity	$1,876,863	$1,614,753

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2019	2018	2017
Operating revenues:
Dividends from subsidiaries	$137,000	$85,000	$70,850
Securities gains, net	—	—	3,021
Other	893	493	2,292
Total operating revenues	137,893	85,493	76,163
Operating expenses:
Interest	15,044	14,371	13,269
Salaries and employee benefits	4,072	3,639	3,146
Professional fees	3,029	2,841	2,379
Other operating expenses	15,559	12,510	7,889
Total operating expenses	37,704	33,361	26,683
Equity in undistributed earnings	34,307	52,570	16,212
Income before income tax benefit	134,496	104,702	65,692
Income tax benefit	14,633	12,296	9,580
Net income	149,129	116,998	75,272
Preferred dividends	—	(39)	(58)
Interest expense on convertible preferred debt	—	—	12
Net income available to common stockholders	$149,129	$116,959	$75,226

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$149,129	$116,998	$75,272
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(34,307)	(52,570)	(16,212)
Security gains, net	—	—	(3,021)
Gain on extinguishment of debt	(375)	—	(1,200)
Increase (decrease) in accrued expenses and other liabilities	3,274	5,336	(4,160)
Increase in other assets	(12,248)	(1,559)	(567)
Excess tax benefits from stock based compensation	270	674	1,246
Other, net	4,103	5,401	4,714
Net cash provided by operating activities	109,846	74,280	56,072
Cash flows from investing activities:
Capital contributions to subsidiaries	(46,583)	(30,696)	—
Repayment of advances from subsidiaries	6,000	—	—
Proceeds from sales of available for sale securities	—	—	2,868
Proceeds from sale of other investments	—	—	211
Net assets acquired	(594)	(13,504)	(62,813)
Net cash used by investing activities	(41,177)	(44,200)	(59,734)
Cash flows from financing activities:
Proceeds on short-term revolving credit line	—	25,000	20,000
Proceeds from borrowings	—	30,000	—
Repayments on short-term revolving credit line	—	(25,000)	(20,000)
Repayments of borrowings	(20,023)	(25,759)	(9,016)
Payment for the redemption of debt	(2,500)	—	(13,800)
Cash dividends paid	(24,607)	(19,357)	(14,557)
Purchase of treasury stock	—	(97)	(625)
Proceeds from issuance of common stock	661	489	963
Net cash used by financing activities	(46,469)	(14,724)	(37,035)
Net increase (decrease) in cash and cash equivalents	22,200	15,356	(40,697)
Cash and cash equivalents at beginning of year	39,666	24,310	65,007
Cash and cash equivalents at end of year	$61,866	$39,666	$24,310
Supplemental disclosure:
Conversion of convertible debt to common stock	$—	$—	$558
Conversion/redemption of Series D preferred stock to common stock	$—	$938	$419
Stock consideration granted for acquisitions	$92,258	$238,075	$175,196

TWENTY-THREE
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

Lessee Accounting

Substantially all of the leases in which Heartland is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2031. All of Heartland's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use ("ROU") asset and a corresponding lease liability.

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheets. The table below presents Heartland's ROU assets and lease liabilities as of December 31, 2019, in thousands:

	Classification	December 31, 2019
Operating lease right-of-use assets	Other assets	$23,200
Operating lease liabilities	Accrued expenses and other liabilities	$24,617

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of December 31, 2019, in thousands:

Lease Cost	Income Statement Category	For the Year Ended December 31, 2019
Operating lease cost	Occupancy expense	$6,031
Variable lease cost	Occupancy expense	145
Total lease cost		$6,176
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications	Occupancy expense	$1,771
Noncash reduction lease liabilities arising from lease modifications	Occupancy expense	$1,789

Supplemental balance sheet information		As of December 31, 2019
Weighted-average remaining operating lease term (in years)		6.61

Weighted-average discount rate for operating leases		3.00%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2019 is as follows, in thousands:

Year ending December 31,
2020	$5,661
2021	5,408
2022	4,076
2023	2,723
2024	2,015
Thereafter	7,300
Total lease payments	$27,183
Less interest	(2,566)
Present value of lease liabilities	$24,617

As defined by Topic 840, Heartland's minimum future rental commitments at December 31, 2018, for all non-cancelable leases were as follows, in thousands:

2019	$5,776
2020	5,493
2021	5,102
2022	3,241
2023	2,297
Thereafter	12,419
$34,328

TWENTY-FOUR
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2019	December 31	September 30	June 30	March 31
Net interest income	$112,745	$111,321	$106,708	$102,955
Provision for loan losses	4,903	5,201	4,918	1,635
Net interest income after provision for loan losses	107,842	106,120	101,790	101,320
Noninterest income	28,030	29,400	32,061	26,717
Noninterest expense	92,866	92,967	75,098	88,230
Income taxes	5,155	7,941	13,584	8,310
Net income	37,851	34,612	45,169	31,497
Net income available to common stockholders	$37,851	$34,612	$45,169	$31,497

Per share:
Earnings per share-basic	$1.03	$0.94	$1.26	$0.91
Earnings per share-diluted	1.03	0.94	1.26	0.91
Cash dividends declared on common stock	0.18	0.18	0.16	0.16
Book value per common share	43.00	42.62	41.48	39.65
Weighted average common shares outstanding	36,758,025	36,692,381	35,743,986	34,564,378
Weighted average diluted common shares outstanding	36,840,519	36,835,191	35,879,259	34,699,839

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2018	December 31	September 30	June 30	March 31
Net interest income	$110,283	$110,678	$101,409	$91,584
Provision for loan losses	9,681	5,238	4,831	4,263
Net interest income after provision for loan losses	100,602	105,440	96,578	87,321
Noninterest income	27,045	29,765	27,634	24,716
Noninterest expense	88,821	92,539	88,882	83,646
Income taxes	6,685	8,956	7,451	5,123
Net income	32,141	33,710	27,879	23,268
Preferred dividends	—	(13)	(13)	(13)
Net income available to common stockholders	$32,141	$33,697	$27,866	$23,255

Per share:
Earnings per share-basic	$0.93	$0.98	$0.85	$0.76
Earnings per share-diluted	0.93	0.97	0.85	0.76
Cash dividends declared on common stock	0.19	0.14	0.13	0.13
Book value per common share	38.44	37.14	36.44	33.81
Weighted average common shares outstanding	34,474,336	34,452,377	32,620,775	30,441,776
Weighted average diluted common shares outstanding	34,670,180	34,644,187	32,830,751	30,645,212

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 1, 5 and 6 to the consolidated financial statements, the Company’s  allowance for loan losses related to loans collectively evaluated for impairment (ALLL) was $62.2 million of a total allowance for loan losses of $70.4 million as of December 31, 2019. The Company estimated the ALLL using (1) a historical loss methodology that estimates the probability of default (PD) and loss given default (LGD), which are applied based on a dual risk rating system, for certain commercial and agricultural loans, or (2) a historical loss rate methodology for all other commercial and agricultural loans, residential real estate loans and consumer loans based upon weighted average loss rates. Such amounts are adjusted for certain qualitative factors.

We identified the assessment of the ALLL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the ALLL encompassed the evaluation of the ALLL methodology, including the methodologies used to estimate (1) the PD and LGD and their key factors and assumptions, including the dual risk ratings for certain commercial and agricultural loans, the historical observation period, the loss emergence period and how loans with similar risk characteristics are pooled, (2) the historical loss rates and their key factors and assumptions, including the pooling of loans with similar risk characteristics, historical observation period, and loss emergence periods and (3) the qualitative factors.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s ALLL process, including controls related to the (1) development of the ALLL methodology, (2) determination of the key factors and assumptions used to estimate the PD and LGD and the historical loss rates, (3) development of the qualitative factors, and (4) analysis of the ALLL results, trends, and ratios. We evaluated the Company’s process to develop the ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

–evaluating the Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,
–testing the historical observation period assumptions used in the PD and LGD and historical loss rates methodologies,
–determining whether loans are pooled by similar risk characteristics,
–evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALLL compared with relevant credit risk factors and consistency with credit trends,
–testing the dual risk ratings for a selection of loans in the current year by evaluating the financial performance of the borrower and the underlying collateral, and
–evaluating the methodology used to develop the loss emergence periods.

We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s ALLL.

Initial measurement of the fair value of acquired loans and core deposit intangibles in business combinations

As discussed in Notes 2 and 8 to the consolidated financial statements, on May 10, 2019, the Company completed the acquisition of Blue Valley Banc Corp. (BVBC) and its wholly owned subsidiary, Bank of Blue Valley. The Company records all assets and liabilities, including intangibles, purchased in business combinations at fair value. As of the closing date, the

Company acquired, at fair value, total assets of BVBC of $766.2 million, total loans held to maturity of $542.0 million, and total deposits of $617.1 million. In addition, on November 30, 2019, the Company completed the acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company (RB&T). As of the closing date, the Company acquired, at fair value, total assets of RB&T of $495.7 million, total loans held to maturity of $354.0 million, and total deposits of $430.3 million. The fair value of acquired loans for both BVBC and RB&T was based on a discounted cash flow methodology that projected principal and interest payments using key assumptions related to the discount rate and loss rates. The fair value of core deposit intangibles for both BVBC and RB&T was based on the cost savings approach under a discounted cash flow methodology, whereby projected net cash flow benefits were derived from estimating costs to carry deposits compared to alternative funding costs, and included key assumptions related to the discount rate, deposit attrition rates and net costs.

We identified the evaluation of the initial measurement of the fair value of acquired loans and core deposit intangibles in the above noted business combinations as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required industry knowledge and experience to evaluate the measurement. Specifically, there was a high degree of subjectivity in applying and evaluating the fair value measurement methodologies, including the acquired loan valuation key assumptions and core deposit intangibles key assumptions. The fair value measurements of the acquired loans and core deposit intangibles also included an evaluation of the mathematical accuracy of certain calculations.

The primary procedures we performed to address the critical audit matter included the following. We tested the Company’s internal controls over the (1) development of the overall fair value measurement methodologies, (2) determination of the key assumptions used in the acquired loan fair value and core deposit intangibles fair value estimates, and (3) calculation of the fair value measurements. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:

–the fair value measurement methodologies, including the key assumptions, for compliance with U.S. generally accepted accounting principles,
–the key assumptions used in the fair value measurements through (1) comparison to internal historical data and publicly available data and (2) review of the underlying support and methodologies for the development of the key assumptions, and
–the mathematical accuracy of certain calculations of the fair value measurements.
/s/ KPMG LLP
We have served as the Company’s auditor since 1994.
Des Moines, Iowa
February 26, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2019.

Heartland's Illinois Bank & Trust subsidiary acquired substantially all of the assets and substantially all of deposits and certain other liabilities of Rockford Bank and Trust Company on November 30, 2019. Rockford Bank and Trust which had assets of $449.0 million as of December 31, 2019, and revenues of $1.0 million for the one-month period ended December 31, 2019, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. Rockford Bank and Trust's assets comprised 3% of Heartland's assets at December 31, 2019, and Rockford Bank and Trust's 2019 revenues were less than 1% of Heartland's revenues for 2019.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2019, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Heartland Financial USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company’s Illinois Bank & Trust subsidiary acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Rockford Bank and Trust Company on November 30, 2019. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Rockford Bank and Trust Company’s internal control over financial reporting associated with total assets of $449.0 million as of December 31, 2019 and total revenues of $1.0 million for the one month period ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Rockford Bank and Trust Company.

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
February 26, 2020

ITEM 9B. OTHER INFORMATION

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2020 Annual Meeting of Stockholders to be held on May 20, 2020, (the "2020 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Delinquent Section 16(a) Reports," "Corporate Governance and the Board of Directors - Stockholder Communications with the Board, Nomination and Proposal Procedures," "Corporate Governance and the Board of Directors - Committees of the Board," and "Corporate Governance and the Board of Directors - Code of Business Conduct and Ethics" is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2020 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2020 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2020 Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2020 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

2.1
Agreement and Plan of Merger between Heartland Financial USA, Inc. and First Bank Lubbock Bancshares, Inc. dated December 12, 2017 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on February 28, 2018).

2.2
Agreement and Plan of Merger between Heartland Financial USA, Inc. and Blue Valley Ban Corp., dated January 16, 2019 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K Filed on February 27, 2019).

2.3
Purchase and Assumption Agreement between Illinois Bank & Trust, Rockford Bank and Trust Company and QCR Holdings, Inc. dated August 13, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2019).

2.4	(1)	Agreement and Plan of Merger between Heartland Financial USA, Inc. and AIM Bancshares, Inc. dated February 11, 2020.

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

3.9
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on May 23, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2019).

3.10
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. as filed with the Delaware Secretary of State on June 6, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2019).

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

4.12	(1)	Description of Securities

10.1	(2)
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

10.2	(2)
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

10.3	(2)
Form of Executive Life Insurance Bonus Plan effective December 31, 2007, between Heartland Financial USA, Inc. and selected officers of Heartland Financial USA, Inc. and its subsidiaries, including a subsequent amendment effective December 31, 2007 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).

10.4	(2)
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

10.7	(1)
Form of Change In Control Agreements between Heartland Financial USA, Inc. and Lynn B. Fuller and Bruce K. Lee and Bryan R. McKeag (as amended, compensation multiple of 3 and health benefits term of 18 months); Michael J. Coyle, Brian J. Fox and Andrew E. Townsend (compensation multiple of 2 and health benefits term of 12 months) (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed on March 13, 2015).

10.8	(1)(2)	Form of Amendment to Change in Control Agreements.

10.9
Form of 6.5% subordinated Notes Due 2019, of CIC Bancshares, Inc. and Form of Amendment to, and Assumption of Obligations under 6.5% Subordinated Notes Due 2019, of CIC Bancshares, Inc. (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

10.10	(2)	Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.11	(2)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.12
Promissory Note and Third Amendment to Business Loan Agreement dated June 14, 2013, between Heartland Financial USA, Inc. and Bankers Trust Company dated May 10, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2016).

10.13
Underwriting Agreement between Heartland Financial USA, Inc. and Raymond James & Associates, Inc. dated November 2, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K filed on November 8, 2016).

10.14	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.15	(2)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.16	(2)
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2018).

10.17
Business Line Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.18
Promissory Note dated June 14, 2019 (issued under the non-revolving line of credit), and Change in Terms Agreement dated July 15, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.19
Promissory Note dated June 14, 2019 (issued under the credit facility), and Change in Terms Agreement dated July 15, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.20
Promissory Note dated May 10, 2016 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019

10.21
Promissory Note dated July 24, 2018 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.22	(2)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2019

21.1	(1)	Subsidiaries of the Registrant.
23.1	(1)	Consent of KPMG LLP.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)	Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

104	(1)	Cover page formatted in Inline Extensible Business Reporting Language

(1) Filed herewith.
(2) Management contracts or compensatory plans or arrangements.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed. Heartland agrees to furnish copies of such instruments to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2020.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer

Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2020.

By:	/s/ Bruce K. Lee	/s/ Lynn B. Fuller
	Bruce K. Lee	Lynn B. Fuller
	President and Chief Executive Officer	Executive Operating Chairman and Director
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Executive Officer)

	/s/ Bryan R. McKeag	/s/ Janet M. Quick
	Bryan R. McKeag	Janet M. Quick
	Executive Vice President and Chief Financial Officer	Executive Vice President and Deputy Chief Financial Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

	/s/ Robert B. Engel	/s/ Mark C. Falb
	Robert B. Engel	Mark C. Falb
	Director	Director

	/s/ Thomas L. Flynn	/s/ Jennifer K. Hopkins
	Thomas L. Flynn	Jennifer K. Hopkins
	Director	Director

	/s/ R. Mike McCoy	/s/ Susan G. Murphy
	R. Mike McCoy	Susan G. Murphy
	Director	Director

	/s/ Barry H. Orr	/s/ Kurt M. Saylor
	Barry H. Orr	Kurt M. Saylor
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

/s/ Duane E. White
Duane E. White
Director