Form 10-Q
period 2020-03-31
HEARTLAND FINANCIAL USA INC
filed 2020-05-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 5, 2020, the Registrant had outstanding 36,808,249 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and due from banks	$175,587	$206,607
Interest bearing deposits with other banks and other short-term investments	64,156	172,127
Cash and cash equivalents	239,743	378,734
Time deposits in other financial institutions	3,568	3,564
Securities:
Carried at fair value (cost of $3,517,232 at March 31, 2020, and $3,311,433 at December 31, 2019)	3,488,621	3,312,796
Held to maturity, net of allowance for credit losses of $197 at March 31, 2020 (fair value of $101,375 at March 31, 2020, and $100,484 at December 31, 2019)	91,875	91,324
Other investments, at cost	35,370	31,321
Loans held for sale	22,957	26,748
Loans receivable:
Held to maturity	8,374,236	8,367,917
Allowance for credit losses	(97,350)	(70,395)
Loans receivable, net	8,276,886	8,297,522
Premises, furniture and equipment, net	197,993	197,558
Premises, furniture and equipment held for sale	2,967	2,967
Other real estate, net	6,074	6,914
Goodwill	446,345	446,345
Core deposit intangibles and customer relationship intangibles, net	45,707	48,688
Servicing rights, net	5,220	6,736
Cash surrender value on life insurance	172,140	171,625
Other assets	259,043	186,755
TOTAL ASSETS	$13,294,509	$13,209,597
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$3,696,974	$3,543,863
Savings	6,366,610	6,307,425
Time	1,110,441	1,193,043
Total deposits	11,174,025	11,044,331
Short-term borrowings	121,442	182,626
Other borrowings	276,150	275,773
Accrued expenses and other liabilities	169,178	128,730
TOTAL LIABILITIES	11,740,795	11,631,460
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 17,604 shares; none issued or outstanding at both March 31, 2020, and December 31, 2019)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2020, and December 31, 2019)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2020, and December 31, 2019, none issued or outstanding at both March 31, 2020, and December 31, 2019)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2020, and December 31, 2019; none issued or outstanding at both March 31, 2020, and December 31, 2019)	—	—
Common stock (par value $1 per share; 60,000,000 shares authorized at both March 31, 2020, and December 31, 2019; issued 36,807,217 shares at March 31, 2020, and 36,704,278 shares at December 31, 2019)	36,807	36,704
Capital surplus	842,780	839,857
Retained earnings	700,298	702,502
Accumulated other comprehensive income/(loss)	(26,171)	(926)
TOTAL STOCKHOLDERS' EQUITY	1,553,714	1,578,137
TOTAL LIABILITIES AND EQUITY	$13,294,509	$13,209,597

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Interest and fees on loans	$106,414	$100,456
Interest on securities:
Taxable	21,731	15,876
Nontaxable	2,183	3,093
Interest on federal funds sold	—	4
Interest on interest bearing deposits in other financial institutions	721	1,292
TOTAL INTEREST INCOME	131,049	120,721
INTEREST EXPENSE:
Interest on deposits	14,582	13,213
Interest on short-term borrowings	296	889
Interest on other borrowings (includes $(183) and $165 of interest expense/(benefit) related to derivatives reclassified from accumulated other comprehensive income/(loss) for the three months ended March 31, 2020 and 2019, respectively.	3,660	3,664
TOTAL INTEREST EXPENSE	18,538	17,766
NET INTEREST INCOME	112,511	102,955
Provision for credit losses	21,520	1,635
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	90,991	101,320
NONINTEREST INCOME:
Service charges and fees	12,021	12,794
Loan servicing income	963	1,729
Trust fees	5,022	4,474
Brokerage and insurance commissions	733	734
Securities gains, net includes $1,658 and $1,575 of net security gains reclassified from accumulated other comprehensive income/(loss) for the three months ended March 31, 2020 and 2019, respectively.	1,658	1,575
Unrealized gain/(loss) on equity securities, net	(231)	258
Net gains on sale of loans held for sale	4,660	3,176
Valuation allowance on servicing rights	(1,565)	(589)
Income on bank owned life insurance	498	899
Other noninterest income	2,058	1,667
TOTAL NONINTEREST INCOME	25,817	26,717
NONINTEREST EXPENSES:
Salaries and employee benefits	49,957	50,285
Occupancy	6,471	6,607
Furniture and equipment	3,108	2,692
Professional fees	12,473	10,995
Advertising	2,205	2,320
Core deposit intangibles and customer relationship intangibles amortization	2,981	2,869
Other real estate and loan collection expenses	334	701
(Gain)/loss on sales/valuations of assets, net	16	(3,004)
Acquisition, integration and restructuring costs	1,376	3,614
Partnership investment in tax credit projects	184	475
Other noninterest expenses	11,754	10,676
TOTAL NONINTEREST EXPENSES	90,859	88,230
INCOME BEFORE INCOME TAXES	25,949	39,807
Income taxes (includes $466 and $358 of income tax expense reclassified from accumulated other comprehensive income/(loss) for the three months ended March 31, 2020 and 2019, respectively.)	5,909	8,310
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,040	$31,497
EARNINGS PER COMMON SHARE - BASIC	$0.54	$0.91
EARNINGS PER COMMON SHARE - DILUTED	$0.54	$0.91
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.16
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
NET INCOME	$20,040	$31,497
OTHER COMPREHENSIVE INCOME/(LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	(28,328)	29,965
Reclassification adjustment for net gains realized in net income	(1,658)	(1,575)
Income taxes	7,797	(7,281)
Other comprehensive income/(loss) on securities	(22,189)	21,109
Derivatives used in cash flow hedging relationships:
Net change in unrealized loss on derivatives	(3,680)	(1,504)
Reclassification adjustment for net gains/(losses) on derivatives realized in net income	(190)	158
Income taxes	814	282
Other comprehensive loss on cash flow hedges	(3,056)	(1,064)
Other comprehensive income/(loss)	(25,245)	20,045
TOTAL COMPREHENSIVE INCOME/(LOSS)	$(5,205)	$51,542

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,040	$31,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,100	8,155
Provision for credit losses	21,520	1,635
Net amortization of premium on securities	3,685	5,692
Securities gains, net	(1,658)	(1,575)
Unrealized (gain)/loss on equity securities, net	231	(258)
Stock based compensation	2,222	2,375
Loans originated for sale	(91,974)	(61,348)
Proceeds on sales of loans held for sale	100,425	64,941
Net gains on sale of loans held for sale	(4,660)	(2,978)
(Increase) decrease in accrued interest receivable	(667)	682
Increase in prepaid expenses	(157)	(1,708)
Increase in accrued interest payable	316	1,261
Capitalization of servicing rights	(414)	(266)
Valuation allowance on servicing rights	1,565	589
Loss on sales/valuations of assets, net	16	1,512
Net excess tax (expense) benefit from stock based compensation	(25)	336
Other, net	(40,513)	(16,493)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,052	34,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(4)	(248)
Proceeds from the sale of securities available for sale	328,890	434,154
Proceeds from the maturity of and principal paydowns on securities available for sale	92,413	86,727
Proceeds from the maturity of and principal paydowns on securities held to maturity	55	2,156
Proceeds from the maturity of time deposits in other financial institutions	150	245
Proceeds from the sale, maturity of and principal paydowns on other investments	5,613	2,730
Purchase of securities available for sale	(627,246)	(299,105)
Purchase of other investments	(9,662)	(1,779)
Net (increase) decrease in loans	(5,568)	43,925
Purchase of bank owned life insurance policies	(39)	(5)
Capital expenditures	(3,723)	(1,123)
Proceeds from the sale of equipment	—	117
Net cash expended in divestitures	—	28,142
Proceeds on sale of OREO and other repossessed assets	1,019	2,537
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(218,102)	$298,473

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	$153,111	$(131,876)
Net increase in savings deposits	59,185	74,016
Net increase (decrease) in time deposit accounts	(82,602)	75,141
Net decrease in short-term borrowings	(34,987)	(43,000)
Proceeds from short term FHLB advances	491,545	430,888
Repayments of short term FHLB advances	(517,742)	(506,725)
Proceeds from other borrowings	1,930	50
Repayments of other borrowings	(1,832)	(6,868)
Proceeds from issuance of common stock	804	253
Dividends paid	(7,353)	(5,530)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	62,059	(113,651)
Net increase (decrease) in cash and cash equivalents	(138,991)	218,871
Cash and cash equivalents at beginning of year	378,734	273,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$239,743	$492,501
Supplemental disclosures:
Cash paid for income/franchise taxes	$12	$84
Cash paid for interest	$18,222	$16,537
Loans transferred to OREO	$245	$1,694
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$—	$654
Deposits transferred to held for sale	$—	$76,968
Loans transferred to held for sale	$—	$32,111
Securities transferred from held to maturity to available for sale	$—	$148,030
Purchases of securities available for sale, accrued, not settled	$14,035	$2,019
Maturity of securities available for sale, accrued, not settled	$—	$1,000
Transfer of available for sale securities to held to maturity securities	$462	$—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income/(loss)				31,497	20,045		51,542
Cumulative effect adjustment from the adoption of ASU 2016-02				(1,713)			(1,713)
Cash dividends declared:
Common, $0.16 per share				(5,530)			(5,530)
Issuance of 126,112 shares of common stock		127	126				253
Stock based compensation			2,375				2,375
Balance at March 31, 2019	$—	$34,604	$745,596	$603,506	$(11,604)	$—	$1,372,102
Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$—	$1,578,137
Comprehensive income/(loss)				20,040	(25,245)		(5,205)
Cumulative effect adjustment from the adoption of ASU 2016-13				(14,891)			(14,891)
Cash dividends declared:
Common, $0.20 per share				(7,353)			(7,353)
Issuance of 102,939 shares of common stock		103	701				804
Stock based compensation			2,222				2,222
Balance at March 31, 2020	$—	$36,807	$842,780	$700,298	$(26,171)	$—	$1,553,714

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2019, included in the Form 10-K of Heartland Financial USA, Inc. ("Heartland") filed with the Securities and Exchange Commission ("SEC") on February 26, 2020. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2020, are not necessarily indicative of the results expected for the year ending December 31, 2020.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three-month periods ended March 31, 2020, and 2019, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2020	2019
Net income available to stockholders	$20,040	$31,497

Weighted average common shares outstanding for basic earnings per share	36,821	34,564
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	75	136
Weighted average common shares for diluted earnings per share	36,896	34,700
Earnings per common share — basic	$0.54	$0.91
Earnings per common share — diluted	$0.54	$0.91
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	2

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2016-13
On January 1, 2020, Heartland adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326),", which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. Also on January 1, 2020, Heartland adopted ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which amended certain provisions contained in ASU 2016-13, particularly by including accrued interest in the definition of amortized cost, as well as by clarifying that loan extension and renewal options in the original or modified contract that are not unconditionally cancelable by the entity should be considered in the entity's determination of expected credit losses. Also on January 1, 2020, Heartland adopted ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which amended certain aspects of ASU 2016-13.

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, which includes loans held to maturity and held to maturity debt securities. It also applies to available for sale debt securities and off-balance sheet unfunded loan commitments. Heartland adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost basis and off-balance sheet unfunded loan commitments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Heartland's adoption of ASU 2016-13 resulted in an increase of $12.1 million to the allowance for credit losses related to loans, which included the addition of $6.0 million of purchased credit impaired discount on previously acquired loans and a cumulative-effect adjustment to retained earnings totaling $4.6 million, net of taxes of $1.5 million. Heartland adopted ASU 2016-13 using the prospective transition approach for loans purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under Accounting Standards Codification ("ASC") 310-30. In accordance with ASC 326, Heartland did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date.

The adoption of ASU 2016-13 resulted in an increase of $13.6 million to the allowance for unfunded commitments and a cumulative-effect adjustment to retained earnings totaling $10.2 million, net of taxes of $3.4 million.

The adoption of ASU 2016-13 also established an allowance for credit losses for Heartland's held to maturity debt securities of $158,000 and a cumulative-effect adjustment to retained earnings totaling $118,000, net of taxes of $40,000. Heartland did not record an allowance for credit losses for Heartland's available for sale debt securities upon adoption of ASU 2016-13.

The total result of the adoption of ASU 2016-13 was a cumulative-effect adjustment to Heartland's retained earnings of $14.9 million, net of taxes of $5.0 million.

Heartland elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. Heartland elected to not include accrued interest within the presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The adoption of ASU 2019-04 did not have a material impact on Heartland's results of operation or financial condition.

Heartland elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital because the impact on the capital ratios of Heartland and its subsidiary banks was not significant.

Loans Held to Maturity
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Heartland has a loan policy which establishes the credit risk appetite, lending standards and underwriting criteria designed so that Heartland may extend credit in a prudent and sound manner. The Heartland board of directors reviews and approves the loan policy on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Heartland originates commercial and industrial loans and owner occupied commercial real estate loans for a wide variety of business purposes, including lines of credit for capital and operating purposes and term loans for real estate and equipment purchases. Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. Agricultural and agricultural real estate loans provide financing for capital improvements and farm operations, as well as livestock and machinery purchases. Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Consumer loans include loans for motor vehicles, home improvement, home equity and personal lines of credit.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Heartland’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for credit losses. A loan can be restored to accrual status if the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on the loan, and (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the scheduled contractual terms.

Allowance for Credit Losses on Loans
The allowance for credit losses is a valuation account that is deducted from the loans held to maturity amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of the amounts previously charged off.

Heartland's allowance model is designed to consider the current contractual term of the loan, defined as starting as of the most recent renewal date and ending at maturity date. Prepayments are implicit in the model.

Management's estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms and differences in economic conditions, both current conditions and reasonable and supportable forecasts. If Heartland is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it is required to estimate expected credit losses for the remaining life using an approach that reverts to historical credit loss information. The components of the allowance for credit losses are described more specifically below.

Quantitative Factors
The quantitative component of the allowance for credit losses is measured using historical loss experience using a look-back period, currently over the most recent 12 years, on a pool basis for loans with similar risk characteristics. Heartland utilizes third-party software to calculate the expected credit losses. The risks in the commercial and industrial loan portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans are dependent upon the cash flow of the borrowers and the collateral value of the real estate. Non-owner occupied commercial real estate loans are typically dependent, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of the project. Agricultural and agricultural real estate loans are dependent upon the profitable operation or management of the farm property securing the loan. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. Consumer loans are dependent upon the borrower's personal financial circumstances and continued financial stability.

If a loan no longer shares similar risk characteristics with other loans in the pool and does not share similar risk characteristics with another pool, it is evaluated on an individual basis and is not included in the collective evaluation. Heartland will individually assess loans that are collateral dependent. A loan is collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For those loans that are deemed collateral dependent and in foreclosure the impairment will be recognized by creating a specific reserve against the loan with a corresponding charge to provision expense. In most cases, the specific reserve will be charged off in the same quarter as the loss is probable. Individually assessed loans will be considered non-accrual since it is probable that the collection of all principal and interest will not occur. In some cases when foreclosure is not probable, but Heartland believes certain loans do not share the same risk characteristics with the like loans in the pool, the standard allows for these loans to be individually assessed. All individually assessed calculations are completed at least annually.

Qualitative Factors
Heartland's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect, up or down, on the level of recognized loan losses, that, for whatever reason, fail to show up in the quantitative analysis performed in determining its base loan loss rates.

Heartland utilizes the following qualitative factors:
•changes in lending policies and procedures
•changes in the nature and volume of loans
•experience and ability of management

•changes in the credit quality of the loan portfolio
•quality of institution’s loan review system
•concentrations of credit
•other external factors

The qualitative adjustments are based on the comparison of the current condition to the average condition over the look back period. The adjustment amount can be either positive or negative depending whether or not the current condition is better or worse than the historical average. Heartland incorporates the adjustments for changes in current conditions using an overlay method. The adjustments are applied as a percentage adjustment in addition to the calculated historical loss rates of each pool. These adjustments reflect the extent to which Heartland expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. Heartland utilizes anchoring to determine the minimum and maximum amount of qualitative allowance for credit losses, which is determined by comparing the highest and lowest historical rate to the average loss rate to calculate the rate for the adjustment.

Economic Forecasting
Heartland utilizes an overlay method for its economic forecasting component, similar to the method utilized for the qualitative factors. The length of the reasonable and supportable forecast period is a judgmental determination based on the level to which the entity can support its forecast of economic conditions that drive its estimate of expected loss. Heartland compares forecasted economic indices, such as unemployment and gross domestic product, to the economic conditions that existed over Heartland's look-back period.

It is expected that actual economic conditions will, in many circumstances, turn out differently than forecasted because the ultimate outcomes during the forecast period may be affected by events that were unforeseen, such as economic disruption and fiscal or monetary policy actions, which are exacerbated by longer forecasting periods. This uncertainty would be relevant to the entity’s confidence level as to the outcomes being forecasted. That is, an entity is likely less confident in the ultimate outcome of events that will occur at the end of the forecast period as compared to the beginning. As a result, actual future economic conditions may not be an effective indicator of the quality of management’s forecasting process, including the length of the forecast period.

Heartland has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in Heartland's methodology. Because Heartland is applying the economic forecast adjustment qualitatively, the concept of "reversion to the historical mean" does not apply. For Heartland's January 1, 2020 calculation, a two-year reasonable and supportable forecast period was used. Because of the economic uncertainty associated with COVID-19, Heartland utilized a one-year reasonable and supportable forecast period for the calculation of the March 31, 2020, allowance for credit losses.
Allowance for Credit Losses on Unfunded Loan Commitments
Heartland estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by Heartland. Management uses an estimated average utilization rate to determine the exposure at default. The allowance for unfunded commitments is recorded in the Accrued Expenses and Other Liabilities section of the consolidated balance sheets.

Allowance for Credit Losses on Held to Maturity Debt Securities
Heartland measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information that is adjusted for current conditions and supportable forecasts. Heartland's held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions. The forecast and forecast period used in the calculation of allowance for credit losses on loans is used in calculating the allowance for credit losses on held to maturity debt securities, and Heartland utilizes a third-party to calculate the expected credit losses.

Allowance for Credit Losses on Available for Sale ("AFS") Debt Securities
ASU 2016-13 modifies the impairment model for AFS debt securities. AFS debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly. The decline in fair value of an AFS debt security due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and Heartland does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

Heartland did not record an allowance for credit losses on AFS debt securities upon adoption of ASU 2016-13 or at March 31, 2020.

ASU 2017-04
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity performs only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is applied prospectively. Early adoption was permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland adopted ASU 2017-04 in the first quarter of 2020, and the adoption did not have a material impact on its results of operations, financial position and liquidity.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption was permitted. Heartland adopted this ASU on January 1, 2020, as required, and because ASU 2018-13 only revised disclosure requirements, the adoption of this ASU did not have a material impact on its results of operations, financial position and liquidity.

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. Heartland is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR. Currently, Heartland has adjustable rate loans, several debt obligations and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is expected to take place at the end of 2021, and management will continue to actively assess the related opportunities and risks involved in this transition.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Heartland intends to adopt this ASU on January 1, 2021, as required, and the adoption is not expected to have a material impact on its results of operations, financial position and liquidity.

ASU 2020-02
In February 2020, the FASB issued ASU 2020-02, "Financial Instruments - Credit losses (Topic 326) and Leases (Topic 842)," which incorporates SEC Staff Accounting Bulletin ("SAB") 119 (updated from SAB 102) into the ASC by aligning SEC recommended policies and procedures with ASC 326. ASU 2020-02 was effective immediately for Heartland and had no significant impact on its results of operations, financial position and liquidity.

ASU 2020-03
In March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments," which revised a wide variety of topics in the ASC with the intent to make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release, and the adoption did not have a material impact on Heartland's results of operations, financial position and liquidity.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For loan and lease agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modifications would be considered "minor" with the result that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement, with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the ASC, ASU 2020-04 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Heartland anticipates that ASU 2020-04 will simplify any modifications executed between the selected start date and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract that would result in writing off unamortized fees/costs. Management will continue to actively assess the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition.

NOTE 2: ACQUISITIONS

Pending Acquisition
AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc., and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. Shareholders of AIM Bancshares will receive 207.0 shares of Heartland common stock and $685.00 of cash for each share of AIM Bancshares. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the merger agreement. Simultaneous with the closing of the transaction, AimBank will merge into Heartland's Texas-based subsidiary, First Bank & Trust, and the combined entity will operate as First Bank & Trust. As of March 31, 2020, AimBank had total assets of $1.82 billion, $1.16 billion of gross loans outstanding, and $1.58 billion of deposits. Because the merger agreement was signed on February 11, 2020, and the transaction is expected to close in the third quarter of 2020, the transaction has no impact on Heartland's first quarter 2020 consolidated financial statements.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
U.S. government corporations and agencies	$9,796	$120	$—	$9,916
Mortgage and asset-backed securities	2,574,131	25,835	(79,962)	2,520,004
Obligations of states and political subdivisions	915,045	29,927	(4,531)	940,441
Total debt securities	3,498,972	55,882	(84,493)	3,470,361
Equity securities with a readily determinable fair value	18,260	—	—	18,260
Total	$3,517,232	$55,882	$(84,493)	$3,488,621
December 31, 2019
U.S. government corporations and agencies	$9,844	$49	$—	$9,893
Mortgage and asset-backed securities	2,579,081	17,200	(19,003)	2,577,278
Obligations of states and political subdivisions	704,073	12,516	(9,399)	707,190
Total debt securities	3,292,998	29,765	(28,402)	3,294,361
Equity securities with a readily determinable fair value	18,435	—	—	18,435
Total	$3,311,433	$29,765	$(28,402)	$3,312,796

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2020
Obligations of states and political subdivisions	$92,072	$9,303	$—	$101,375	$(197)
Total	$92,072	$9,303	$—	$101,375	$(197)
December 31, 2019
Obligations of states and political subdivisions	$91,324	$9,160	$—	$100,484	$—
Total	$91,324	$9,160	$—	$100,484	$—

As of March 31, 2020, Heartland had $13.6 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$13,010	$13,115
Due in 1 to 5 years	28,459	28,965
Due in 5 to 10 years	77,800	80,445
Due after 10 years	805,572	827,832
Total debt securities	924,841	950,357
Mortgage and asset-backed securities	2,574,131	2,520,004
Equity securities with a readily determinable fair value	18,260	18,260
Total investment securities	$3,517,232	$3,488,621

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,357	$3,398
Due in 1 to 5 years	16,681	17,158
Due in 5 to 10 years	60,368	65,394
Due after 10 years	11,666	15,425
Total debt securities	92,072	101,375
Allowance for credit losses	(197)	—
Total investment securities	$91,875	$101,375

As of March 31, 2020, and December 31, 2019, securities with a carrying value of $1.02 billion and $509.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three-month periods ended March 31, 2020 and 2019, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$328,890	$434,154
Gross security gains	2,904	2,408
Gross security losses	1,246	833

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of March 31, 2020, and December 31, 2019. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2019, and December 31, 2018, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2020
U.S. government corporations and agencies	$—	$—	—	$—	$—	—	$—	$—	—
Mortgage and asset-backed securities	1,255,628	(65,624)	129	168,360	(14,338)	44	1,423,988	(79,962)	173
Obligations of states and political subdivisions	202,240	(4,531)	29	—	—	—	202,240	(4,531)	29
Total temporarily impaired securities	$1,457,868	$(70,155)	158	$168,360	$(14,338)	44	$1,626,228	$(84,493)	202
December 31, 2019
U.S. government corporations and agencies	$—	$—	—	$—	$—	—	$—	$—	—
Mortgage and asset-backed securities	1,231,732	(14,189)	150	241,232	(4,814)	58	1,472,964	(19,003)	208
Obligations of states and political subdivisions	387,534	(9,399)	50	—	—	—	387,534	(9,399)	50
Total temporarily impaired securities	$1,619,266	$(23,588)	200	$241,232	$(4,814)	58	$1,860,498	$(28,402)	258

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2020
Obligations of states and political subdivisions	$—	$—	—	$—	$—	—	$—	$—	—
Total temporarily impaired securities	$—	$—	—	$—	$—	—	$—	$—	—
December 31, 2019
Obligations of states and political subdivisions	$—	$—	—	$—	$—	—	$—	$—	—
Total temporarily impaired securities	$—	$—	—	$—	$—	—	$—	$—	—

On January 1, 2020, Heartland adopted the amendments within ASU 2016-13, which replaced the legacy GAAP other-than-temporary impairment ("OTTI") model with a credit loss model. The credit loss model under ASC 326-30, applicable to AFS debt securities, requires the recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. See Note 1, "Basis of Presentation," to the consolidated financial statements included herein for a discussion of the impact of the adoption of ASU 2016-13. Heartland reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors Heartland may consider include changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, Heartland may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, Heartland prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The remaining unrealized losses on Heartland's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2020.

The remaining unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2020.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by major security type for the quarter ended March 31, 2020:

Obligations of states and political subdivisions
Balance at December 31, 2019	$—
Impact of ASU 2016-13 adoption	158
Provision for credit losses	39
Balance at March 31, 2020	$197

The following table summarizes, in thousands, the carrying amount of Heartland's held to maturity debt securities by investment rating as of March 31, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

Rating	Obligations of states and political subdivisions
AAA	$3,060
AA, AA+, AA-	22,929
A+, A, A-	11,266
BBB	6,044
Not Rated	48,773
Total	$92,072

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $20.9 million at March 31, 2020 and $16.8 million at December 31, 2019.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2020, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of March 31, 2020, and December 31, 2019, were as follows, in thousands:

	March 31, 2020	December 31, 2019
Loans receivable held to maturity:
Commercial and industrial	$2,550,490	$2,530,809
Owner occupied commercial real estate	1,431,038	1,472,704
Non-owner occupied commercial real estate	1,551,787	1,495,877
Real estate construction	1,069,700	1,027,081
Agricultural and agricultural real estate	550,107	565,837
Residential real estate	792,540	832,277
Consumer	428,574	443,332
Total loans receivable held to maturity	8,374,236	8,367,917
Allowance for credit losses	(97,350)	(70,395)
Loans receivable, net	$8,276,886	$8,297,522

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additionally, Heartland reclassified its loan categories to align more closely with Federal Deposit Insurance Corporation ("FDIC") reporting requirements and classification codes, and all prior periods have been adjusted. As of March 31, 2020, Heartland had $31.8 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at March 31, 2020, and December 31, 2019, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. As of March 31, 2020, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2019.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
March 31, 2020
Commercial and industrial	$3,695	$28,768	$32,463	$19,449	$2,531,041	$2,550,490
Owner occupied commercial real estate	1,054	9,282	10,336	6,943	1,424,095	1,431,038
Non-owner occupied commercial real estate	29	8,292	8,321	1,402	1,550,385	1,551,787
Real estate construction	51	22,900	22,951	200	1,069,500	1,069,700
Agricultural and agricultural real estate	986	3,811	4,797	17,450	532,657	550,107
Residential real estate	413	8,312	8,725	2,910	789,630	792,540
Consumer	114	9,643	9,757	485	428,089	428,574
Total	$6,342	$91,008	$97,350	$48,839	$8,325,397	$8,374,236
December 31, 2019
Commercial and industrial	$6,276	$24,511	$30,787	$31,814	$2,498,995	$2,530,809
Owner occupied commercial real estate	351	7,863	8,214	9,468	1,463,236	1,472,704
Non-owner occupied commercial real estate	33	7,769	7,802	1,730	1,494,147	1,495,877
Real estate construction	—	11,599	11,599	685	1,026,396	1,027,081
Agricultural and agricultural real estate	916	4,757	5,673	18,554	547,283	565,837
Residential real estate	176	1,328	1,504	20,678	811,599	832,277
Consumer	419	4,397	4,816	4,123	439,209	443,332
Total	$8,171	$62,224	$70,395	$87,052	$8,280,865	$8,367,917

The following tables present the amortized cost basis for loans on nonaccrual status and accruing loans past due 90 days or more at March 31, 2020, in thousands:

	Nonaccrual Loans with an Allowance for Credit Losses	Nonaccrual Loans with No Allowance for Credit Losses	Total Nonaccrual Loans	Accruing Loans Past Due 90+ Days
March 31, 2020
Commercial and industrial	$15,541	$11,466	$27,007	$—
Owner occupied commercial real estate	5,675	3,761	9,436	—
Non-owner occupied commercial real estate	364	1,264	1,628	—
Real estate construction	1,062	17	1,079	—
Agricultural and agricultural real estate	7,225	14,485	21,710	—
Residential mortgage	11,541	2,061	13,602	—
Consumer	4,599	219	4,818	—
Total	$46,007	$33,273	$79,280	$—

Heartland recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2020.

Heartland had $6.5 million of troubled debt restructured loans at March 31, 2020, of which $3.6 million were classified as nonaccrual and $2.9 million were accruing according to the restructured terms. Heartland had $7.6 million of troubled debt restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three-month periods ended March 31, 2020, and March 31, 2019, dollars in thousands:

Three Months Ended March 31,
	2020			2019
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	1	32	32	1	36	42
Consumer	—	—	—	—	—	—
Total	1	$32	$32	1	$36	$42

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate troubled debt restructured loans for the three months ended March 31, 2020, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At March 31, 2020, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The table above does not include any loan modification made under COVID-19 modification programs. Refer to the "Overview" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information on these modifications.

The following table shows troubled debt restructured loans for which there was a payment default during the three-month periods ended March 31, 2020, and March 31, 2019, that had been modified during the twelve-month period prior to default, in thousands:

With Payment Defaults During the Three Months Ended March 31,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	241	1	42
Consumer	—	—	—	—
Total	1	$241	1	$42

Heartland's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration.

The "nonpass" category consists of watch, substandard, doubtful and loss loans. The "watch" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration.

The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and repaying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that Heartland will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity.

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of March 31, 2020 and December 31, 2019.

The following table shows the risk category of loans by loan category and year of origination as of March 31, 2020, in thousands:

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$115,467	$449,215	$248,480	$295,304	$138,032	$395,428	$746,177	$2,388,103
Watch	5,931	10,902	8,927	11,106	8,438	745	33,670	79,719
Substandard	89	12,855	13,769	16,599	13,411	11,242	14,703	82,668
Commercial and industrial total	$121,487	$472,972	$271,176	$323,009	$159,881	$407,415	$794,550	$2,550,490
Owner occupied commercial real estate
Pass	$75,869	$316,692	$296,556	$192,402	$134,910	$272,086	$40,197	$1,328,712
Watch	284	4,426	3,278	24,877	5,323	5,451	60	43,699
Substandard	1,322	11,678	18,301	6,093	4,044	13,828	3,361	58,627
Owner occupied commercial real estate total	$77,475	$332,796	$318,135	$223,372	$144,277	$291,365	$43,618	$1,431,038
Non-owner occupied commercial real estate
Pass	$98,574	$413,112	$280,142	$205,981	$130,152	$328,567	$30,433	$1,486,961
Watch	260	2,102	8,873	4,864	3,630	7,290	—	27,019
Substandard	19,435	3,345	1,621	3,831	847	8,728	—	37,807
Non-owner occupied commercial real estate total	$118,269	$418,559	$290,636	$214,676	$134,629	$344,585	$30,433	$1,551,787
Real estate construction
Pass	$52,053	$427,330	$338,112	$113,541	$38,848	$38,446	$13,395	$1,021,725
Watch	—	9,237	10,215	393	15,040	1,223	824	36,932
Substandard	5,762	1,995	921	1,496	175	694	—	11,043
Real estate construction total	$57,815	$438,562	$349,248	$115,430	$54,063	$40,363	$14,219	$1,069,700
Agricultural and agricultural real estate
Pass	$32,744	$109,410	$60,433	$44,231	$21,196	$47,884	$126,461	$442,359
Watch	770	9,672	7,048	1,376	2,451	5,702	10,788	37,807
Substandard	3,399	8,789	21,158	6,509	5,282	15,112	9,692	69,941
Agricultural and agricultural real estate total	$36,913	$127,871	$88,639	$52,116	$28,929	$68,698	$146,941	$550,107
Residential real estate
Pass	$21,366	$89,884	$136,425	$106,682	$65,243	$299,054	$37,805	$756,459
Watch	—	3,111	885	1,848	357	7,295	—	13,496
Substandard	—	313	1,102	398	1,791	17,878	1,103	22,585
Residential real estate total	$21,366	$93,308	$138,412	$108,928	$67,391	$324,227	$38,908	$792,540
Consumer
Pass	$8,972	$37,316	$25,875	$16,919	$5,593	$25,825	$295,687	$416,187
Watch	—	339	451	198	216	865	1,946	4,015
Substandard	249	646	2,582	786	990	2,472	647	8,372
Consumer Total	$9,221	$38,301	$28,908	$17,903	$6,799	$29,162	$298,280	$428,574

Total Pass	$405,045	$1,842,959	$1,386,023	$975,060	$533,974	$1,407,290	$1,290,155	$7,840,506
Total Watch	7,245	39,789	39,677	44,662	35,455	28,571	47,288	242,687
Total Substandard	30,256	39,621	59,454	35,712	26,540	69,954	29,506	291,043
Total Loans	$442,546	$1,922,369	$1,485,154	$1,055,434	$595,969	$1,505,815	$1,366,949	$8,374,236

The following table shows Heartland's loan portfolio by credit quality indicator as of December 31, 2019, in thousands:

	Pass	Nonpass	Total
Commercial and industrial	$2,352,131	$178,678	$2,530,809
Owner occupied commercial real estate	1,369,290	103,414	1,472,704
Non-owner occupied commercial real estate	1,429,760	66,117	1,495,877
Real estate construction	984,736	42,345	1,027,081
Agricultural and agricultural real estate	454,272	111,565	565,837
Residential real estate	790,226	42,051	832,277
Consumer	430,733	12,599	443,332
Total loans receivable held to maturity	$7,811,148	$556,769	$8,367,917

The nonpass category in the table above is comprised of approximately 60% watch loans and 40% substandard loans as of December 31, 2019. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.

As of March 31, 2020, Heartland had $2.2 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at March 31, 2020, and December 31, 2019, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2020
Commercial and industrial	$5,346	$500	$—	$5,846	$2,517,637	$27,007	$2,550,490
Owner occupied commercial real estate	1,462	1,028	—	2,490	1,419,112	9,436	1,431,038
Non-owner occupied commercial real estate	2,736	7,154	—	9,890	1,540,269	1,628	1,551,787
Real estate construction	1,940	587	—	2,527	1,066,094	1,079	1,069,700
Agricultural and agricultural real estate	2,789	280	—	3,069	525,328	21,710	550,107
Residential real estate	5,637	147	—	5,784	773,154	13,602	792,540
Consumer	1,783	259	—	2,042	421,714	4,818	428,574
Total gross loans receivable held to maturity	$21,693	$9,955	$—	$31,648	$8,263,308	$79,280	$8,374,236
December 31, 2019
Commercial and industrial	$5,121	$904	$3,899	$9,924	$2,491,110	$29,775	$2,530,809
Owner occupied commercial real estate	3,487	690	—	4,177	1,461,589	6,938	1,472,704
Non-owner occupied commercial real estate	614	81	—	695	1,493,619	1,563	1,495,877
Real estate construction	5,689	72	—	5,761	1,020,153	1,167	1,027,081
Agricultural and agricultural real estate	3,734	79	26	3,839	541,455	20,543	565,837
Residential real estate	4,166	24	180	4,370	814,840	13,067	832,277
Consumer	2,511	651	—	3,162	436,675	3,495	443,332
Total gross loans receivable held to maturity	$25,322	$2,501	$4,105	$31,928	$8,259,441	$76,548	$8,367,917

Loans delinquent 30 to 89 days as a percent of total loans were 0.38% at March 31, 2020, compared to 0.33% at December 31, 2019. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

As of December 31, 2019, the majority of Heartland's impaired loans were those that were nonaccrual, were past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents the unpaid principal balance that was contractually due at December 31, 2019, the outstanding loan balance recorded on the consolidated balance sheets at December 31, 2019, any related allowance recorded for those loans as of December 31, 2019, the average outstanding loan balances recorded on the consolidated balance sheets during the year ended December 31, 2019, and the interest income recognized on the impaired loans during the year ended December 31, 2019, in thousands:

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to- Date Avg. Loan Balance	Year-to- Date Interest Income Recognized
December 31, 2019
Impaired loans with a related allowance:
Commercial	$11,727	$11,710	$6,276	$11,757	$6
Owner occupied commercial real estate	712	712	352	1,435	22
Non-owner occupied commercial real estate	138	138	33	—	—
Real estate construction	17	17	—	—	—
Agricultural and agricultural real estate	2,751	2,237	916	2,739	—
Residential real estate	1,378	1,378	176	1,116	—
Consumer	998	997	419	1,170	11
Total loans held to maturity	$17,721	$17,189	$8,172	$18,217	$39
Impaired loans without a related allowance:
Commercial	$22,525	$20,104	$—	$19,141	$782
Owner occupied commercial real estate	8,756	8,756	—	8,337	341
Non-owner occupied commercial real estate	1,592	1,592	—	1,515	62
Real estate construction	668	668	—	636	26
Agricultural and agricultural real estate	19,113	16,317	—	16,837	60
Residential real estate	19,382	19,300	—	17,073	280
Consumer	3,135	3,126	—	4,182	45
Total loans held to maturity	$75,171	$69,863	$—	$67,721	$1,596
Total impaired loans held to maturity:
Commercial	$34,252	$31,814	$6,276	$30,898	$788
Owner occupied commercial real estate	9,468	9,468	352	9,772	363
Non-owner occupied commercial real estate	1,730	1,730	33	1,515	62
Real estate construction	685	685	—	636	26
Agricultural and agricultural real estate	21,864	18,554	916	19,576	60
Residential real estate	20,760	20,678	176	18,189	280
Consumer	4,133	4,123	419	5,352	56
Total impaired loans held to maturity	$92,892	$87,052	$8,172	$85,938	$1,635

On November 30, 2019, Heartland's Illinois Bank & Trust subsidiary completed the acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities of Rockford Bank & Trust Company, headquartered in Rockford, Illinois. As of November 30, 2019, Rockford Bank & Trust had gross loans of $366.6 million, and the estimated fair value of the loans acquired was $354.0 million.

On May 10, 2019, Heartland completed the acquisition of Blue Valley Ban Corp., parent company of Bank of Blue Valley, headquartered in Overland Park, Kansas. As of May 10, 2019, Blue Valley Ban Corp. had gross loans of $558.2 million, and the estimated fair value of the loans acquired was $542.0 million.

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three month periods ended March 31, 2020, and March 31, 2019, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Mortgage	Consumer	Total
Balance at December 31, 2019	$30,787	$8,214	$7,802	$11,599	$5,673	$1,504	$4,816	$70,395
Impact of ASU 2016-13 adoption	3,147	(407)	(2,834)	3,413	(380)	4,817	4,315	12,071
Charge-offs	(5,596)		—	(21)	(253)	(79)	(352)	(6,301)
Recoveries	352	1	—	5	826	3	133	1,320
Provision	3,773	2,528	3,353	7,955	(1,069)	2,480	845	19,865
Balance at March 31, 2020	$32,463	$10,336	$8,321	$22,951	$4,797	$8,725	$9,757	$97,350

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Mortgage	Consumer	Total
Balance at December 31, 2018	$26,306	$6,525	$7,430	$9,679	$4,914	$1,813	$5,296	$61,963
Charge-offs	(980)	(23)	—	(54)	(379)	(140)	(374)	(1,950)
Recoveries	308	89	40	4	328	52	170	991
Provision	1,616	(261)	(344)	365	655	(102)	(294)	1,635
Balance at March 31, 2019	$27,250	$6,330	$7,126	$9,994	$5,518	$1,623	$4,798	$62,639

Changes in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2020, were as follows:

Balance at December 31, 2019	$248
Impact of ASU 2016-13 adoption	13,604
Provision	1,616
Balance at March 31, 2020	$15,468

Prior to the adoption of ASU 2016-13, the allowance for credit losses on unfunded commitments was considered immaterial.

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The allocation of the allowance for credit losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $446.3 million at both March 31, 2020, and December 31, 2019. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment. Due to the COVID-19 pandemic and economic conditions, an interim qualitative assessment of goodwill was performed during the first quarter of 2020, and no goodwill impairment was identified.

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

The core deposit intangibles recorded with the Blue Valley Ban Corp. acquisition is not deductible for tax purposes and is expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the Blue Valley Ban Corp. acquisition resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

The core deposit intangibles and goodwill recorded with the Rockford Bank and Trust Company acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities, is deductible for tax purposes and the core deposit intangibles are expected to be amortized over a period of 10 years on an accelerated basis.

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2020, and December 31, 2019, are presented in the table below, in thousands:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$96,821	$51,309	$45,512	$96,821	$48,338	$48,483
Customer relationship intangibles	1,177	982	195	1,177	972	205
Mortgage servicing rights	8,262	4,137	4,125	7,886	2,265	5,621
Commercial servicing rights	6,990	5,895	1,095	6,952	5,837	1,115
Total	$113,250	$62,323	$50,927	$112,836	$57,412	$55,424

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

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Nine months ending December 31, 2020	$7,606	$27	$920	$223	$8,776
Year ending December 31,
2021	8,691	35	801	268	9,795
2022	7,102	34	687	239	8,062
2023	6,201	34	572	161	6,968
2024	5,108	33	458	94	5,693
2025	4,265	32	344	110	4,751
Thereafter	6,539	—	343	—	6,882
Total	$45,512	$195	$4,125	$1,095	$50,927

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2020. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $618.9 million at March 31, 2020 compared to $616.7 million at December 31, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $8.2 million at March 31, 2020 and $5.0 million at December 31, 2019.

At March 31, 2020, the fair value of the mortgage servicing rights was estimated at $4.1 million compared to $5.6 million at December 31, 2019. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 17.50% for the March 31, 2020 valuation compared to 14.20% for the December 31, 2019 valuation. The discount rate was 9.03% for both March 31, 2020 and December 31, 2019 valuations. The average capitalization rate for the first three months of 2020 ranged from 95 to 116 basis points compared to a range of 93 to 117 basis points for the first three months of 2019. Fees collected for the servicing of mortgage loans for others were $409,000 and $427,000 for the quarters ended March 31, 2020 and March 31, 2019, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2020, and March 31, 2019:

	2020	2019
Balance at January 1,	$5,621	$29,363
Originations	376	198
Amortization	(307)	(1,500)
Valuation allowance	(1,565)	(589)
Balance at period end	$4,125	$27,472
Mortgage servicing rights, net to servicing portfolio	0.67%	0.68%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $77.6 million at March 31, 2020 and $82.1 million at December 31, 2019. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $118,000 and $380,000 for the quarter ended March 31, 2020 and March 31, 2019, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 15.77% to 19.85% as of March 31, 2020, compared to 14.25% to 18.08% as of December 31, 2019. The discount rate range was 11.02% to 14.37% for the March 31, 2020, valuations compared to 10.65% to 13.94% for the December 31, 2019, valuations. The capitalization rate for both 2020 and 2019 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.4 million as of March 31, 2020, and $1.6 million as of December 31, 2019.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three-months ended March 31, 2020, and March 31, 2019:

	2020	2019
Balance at January 1,	$1,115	$1,709
Originations	38	68
Amortization	(58)	(281)
Balance at period end	$1,095	$1,496
Fair value of commercial servicing rights	$1,407	$1,926
Commercial servicing rights, net to servicing portfolio	1.41%	1.58%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At March 31, 2020, a $524,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $2.0 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2019, a $114,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $797,000 valuation allowance was required on the mortgage servicing rights 30-year tranche. At both March 31, 2020 and December 31, 2019, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2020, and December 31, 2019:

March 31, 2020	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
First Bank & Trust	1,478	954	524	5,181	3,171	2,010
Total	$1,478	$954	$524	$5,181	$3,171	$2,010
December 31, 2019
First Bank & Trust	1,482	1,368	114	5,050	4,253	797
Total	$1,482	$1,368	$114	$5,050	$4,253	$797

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2020, and December 31, 2019:

March 31, 2020	Book Value Less than 20 Years	Fair Value Less than 20 Years	Impairment Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years	Impairment More than 20 Years
Premier Valley Bank	1	12	—	125	145	—
Wisconsin Bank & Trust	132	237	—	837	1,013	—
Total	$133	$249	$—	$962	$1,158	$—
December 31, 2019
Premier Valley Bank	1	13	—	135	161	—
Wisconsin Bank & Trust	128	272	—	851	1,148	—
Total	$129	$285	$—	$986	$1,309	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $3.9 million of cash as collateral at March 31, 2020 compared to $1.9 million at December 31, 2019. At both March 31, 2020 and December 31, 2019, no collateral was required to be pledged by Heartland's counterparties.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the three months ended March 31, 2020, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $183,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $733,000.

Heartland entered into six forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, VI, and VII, which total $85.0 million, as well as Morrill Statutory Trust I and II, which total $20.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these six swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $105.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. During the first quarter of 2019, the interest rate swap transactions associated with Morrill Statutory Trust I and II, totaling $20.0 million, matured and the fixed rate debt has been converted to variable rate subordinated debentures. During the first quarter of 2020, the interest rate swap transaction associated with Heartland Financial Statutory Trust VI, totaling $20.0 million, matured and the fixed rate debt has been converted to a variable rate subordinated debenture.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at March 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2020
Interest rate swap	$25,000	$(435)	Other liabilities	0.843%	2.255%	03/17/2021
Interest rate swap	24,667	(216)	Other liabilities	3.363	3.674	05/10/2021
Interest rate swap	25,000	(2,587)	Other liabilities	3.429	5.425	07/24/2028
Interest rate swap	20,000	(1,648)	Other liabilities	0.741	2.390	06/15/2024
Interest rate swap	20,000	(1,502)	Other liabilities	1.580	2.352	03/01/2024
Interest rate swap	6,000	(106)	Other liabilities	0.741	1.866	06/15/2021
Interest rate swap	3,000	(51)	Other liabilities	1.219	1.878	06/30/2021
December 31, 2019
Interest rate swap	$25,000	$(167)	Other liabilities	1.900%	2.255%	03/17/2021
Interest rate swap	20,000	(67)	Other liabilities	2.043	3.355	01/07/2020
Interest rate swap	25,667	135	Other assets	4.215	3.674	05/10/2021
Interest rate swap	25,750	(1,384)	Other liabilities	4.280	5.425	07/24/2028
Interest rate swap	20,000	(614)	Other liabilities	1.894	2.390	06/15/2024
Interest rate swap	20,000	(561)	Other liabilities	1.907	2.352	03/01/2024
Interest rate swap	6,000	(15)	Other liabilities	1.894	1.866	06/15/2021
Interest rate swap	3,000	(9)	Other liabilities	1.831	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three-month periods ended March 31, 2020, and March 31, 2019, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2020
Interest rate swaps	$(3,863)	Interest expense	$183	Other income	$—
Three Months Ended March 31, 2019
Interest rate swaps	$(1,340)	Interest expense	$(165)	Other income	$—

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

Heartland was required to pledge $3.9 million and $3.4 million of cash as collateral for these fair value hedges at March 31, 2020, and December 31, 2019, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at March 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2020
Fair value hedges	21,149	(2,930)	Other liabilities
December 31, 2019
Fair value hedges	21,250	$(1,253)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three month periods ended March 31, 2020, and March 31, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2020
Fair value hedges	$(1,677)	Interest income
Three Months Ended March 31, 2019
Fair value hedges	$894	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at March 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2020
Embedded derivatives	$9,522	$826	Other assets
December 31, 2019
Embedded derivatives	$9,627	$465	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three-month periods ended March 31, 2020, and March 31, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2020
Embedded derivatives	$361	Other noninterest income
Three Months Ended March 31, 2019
Embedded derivatives	$889	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $48.9 million and $20.2 million as of March 31, 2020, and December 31, 2019, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at March 31, 2020, and $0 at December 31, 2019. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2020 and March 31, 2019, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at March 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2020
Customer interest rate swaps	$415,024	$47,476	Other assets	4.58%	3.71%
Customer interest rate swaps	415,024	(47,476)	Other liabilities	3.71	4.58
December 31, 2019
Customer interest rate swaps	$374,191	$16,927	Other assets	4.68%	4.05%
Customer interest rate swaps	374,191	(16,927)	Other liabilities	4.05	4.68

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge no collateral at both March 31, 2020, and December 31, 2019. Heartland's counterparties were required to pledge no collateral at both March 31, 2020 and December 31, 2019, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at March 31, 2020, and December 31, 2019, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2020
Interest rate lock commitments (mortgage)	Other assets	$70,051	$2,457
Forward commitments	Other assets	5,000	30
Forward commitments	Other liabilities	64,500	(1,273)
Undesignated interest rate swaps	Other liabilities	9,522	(826)
December 31, 2019
Interest rate lock commitments (mortgage)	Other assets	$20,356	$681
Forward commitments	Other assets	16,000	15
Forward commitments	Other liabilities	36,500	(113)
Undesignated interest rate swaps	Other liabilities	9,627	(465)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three-month periods ended March 31, 2020, and March 31, 2019, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,698
Forward commitments	Net gains on sale of loans held for sale	(1,146)
Undesignated interest rate swaps	Other noninterest income	(361)
Three Months Ended March 31, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$264
Forward commitments	Net gains on sale of loans held for sale	117
Undesignated interest rate swaps	Other noninterest income	889

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

Loans Held to Maturity
Heartland does not record loans held to maturity at fair value on a recurring basis. However, from time to time, certain loans are considered collateral dependent and an allowance for credit losses is established. The fair value of individually assessed loans is measured using the fair value of the collateral. In accordance with ASC 820, individually assessed loans measured at fair value are classified as nonrecurring Level 3 in the fair value hierarchy.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020, and December 31, 2019, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets
Securities available for sale
U.S. government corporations and agencies	$9,916	$8,569	$1,347	$—
Mortgage and asset-backed securities	2,520,004	—	2,520,004	—
Obligations of states and political subdivisions	940,441	—	940,441	—
Equity securities with a readily determinable fair value	18,260	—	18,260	—
Derivative financial instruments(1)	48,302	—	48,302	—
Interest rate lock commitments	2,457	—	—	2,457
Forward commitments	30	—	30	—
Total assets at fair value	$3,539,410	$8,569	$3,528,384	$2,457
Liabilities
Derivative financial instruments(2)	$57,777	$—	$57,777	$—
Forward commitments	1,273	—	1,273	—
Total liabilities at fair value	$59,050	$—	$59,050	$—
December 31, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$9,893	$8,503	$1,390	$—
Mortgage and asset-backed securities	2,577,278	—	2,577,278	—
Obligations of states and political subdivisions	707,190	—	707,190	—
Equity securities	18,435	—	18,435	—
Derivative financial instruments(1)	17,527	—	17,527	—
Interest rate lock commitments	681	—	—	681
Total assets at fair value	$3,331,019	$8,503	$3,321,835	$681
Liabilities
Derivative financial instruments(2)	$21,462	$—	$21,462	$—
Forward commitments	113	—	113	—
Total liabilities at fair value	$21,575	$—	$21,575	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent loans:
Commercial and industrial	$5,494	$—	$—	$5,494	$153
Owner occupied commercial real estate	2,129	—	—	2,129	—
Non-owner occupied commercial real estate	109	—	—	109	—
Real estate construction	132	—	—	132	—
Agricultural and agricultural real estate	1,980	—	—	1,980	—
Residential real estate	543	—	—	543	52
Consumer	153	—	—	153	—
Total collateral dependent loans	$10,540	$—	$—	$10,540	$205
Loans held for sale	$22,957	$—	$22,957	$—	$(1,734)
Other real estate owned	$6,074	$—	$—	$6,074	$66
Premises, furniture and equipment held for sale	$2,967	$—	$—	$2,967	$—
Servicing rights	$4,125	$—	$—	$4,125	$1,579

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial and industrial	$15,173	$—	$—	$15,173	$1,114
Owner occupied commercial real estate	1,352	—	—	1,352	—
Non-owner occupied commercial real estate	1,305	—	—	1,305	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,623	—	—	12,623	1,254
Residential real estate	4,978	—	—	4,978	82
Consumer	1,033	—	—	1,033	—
Total collateral dependent impaired loans	$36,464	$—	$—	$36,464	$2,450
Loans held for sale	$26,748	$—	$26,748	$—	$(980)
Other real estate owned	$6,914	$—	$—	$6,914	$947
Premises, furniture and equipment held for sale	$2,967	$—	$—	$2,967	$735
Servicing rights	$5,621	$—	$—	$5,621	$911

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$2,457	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	6,074	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	4,125	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	2,967	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	5,494	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Owner occupied commercial real estate	2,129	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Non-owner occupied commercial real estate	109	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Real estate construction	132	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Agricultural and agricultural real estate	1,980	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Residential real estate	543	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-11%(3)
Consumer	153	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-7%(3)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data. The weighted average closing ratio for PrimeWest Mortgage Corporation is 88%.

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

	Fair Value at 12/31/2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$681	Discounted cash flows	Closing ratio	0-99% (90%)(1)
Other real estate owned	6,914	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,621	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	2,967	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	15,173	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(3)
Owner occupied commercial real estate	1,352	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(3)
Non-owner occupied commercial real estate	1,305	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(3)
Real estate construction	—	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(3)
Agricultural and agricultural real estate	12,623	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	3,088	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(3)
Consumer	988	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Balance at January 1,	$681	$725
Total gains (losses) included in earnings	1,698	18
Issuances	2,478	10,702
Settlements	(2,400)	(10,764)
Balance at period end	$2,457	$681

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2020, and December 31, 2019, were $2.5 million and $681,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of March 31, 2020, and December 31, 2019, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$239,743	$239,743	$239,743	$—	$—
Time deposits in other financial institutions	3,568	3,568	3,568	—	—
Securities:
Carried at fair value	3,488,621	3,488,621	8,569	3,480,052	—
Held to maturity	91,875	101,375	—	101,375	—
Other investments	35,370	35,370	—	35,370	—
Loans held for sale	22,957	22,957	—	22,957	—
Loans, net:
Commercial and industrial	2,518,034	2,507,060	—	2,501,566	5,494
Owner occupied commercial real estate	1,420,702	1,456,304	—	1,454,175	2,129
Non-owner occupied commercial real estate	1,543,466	1,567,555	—	1,567,446	109
Real estate construction	1,046,749	1,076,645	—	1,076,513	132
Agricultural and agricultural real estate	545,310	552,823	—	550,843	1,980
Residential real estate	783,815	798,549	—	798,006	543
Consumer	418,817	431,583	—	431,430	153
Total Loans, net	8,276,893	8,390,519	—	8,379,979	10,540
Cash surrender value on life insurance	172,140	172,140	—	172,140	—
Derivative financial instruments(1)	48,302	48,302	—	48,302	—
Interest rate lock commitments	2,457	2,457	—	—	2,457
Forward commitments	30	30	—	30	—
Financial liabilities:
Deposits
Demand deposits	3,696,974	3,696,974	—	3,696,974	—
Savings deposits	6,366,610	6,366,610	—	6,366,610	—
Time deposits	1,110,441	1,110,441	—	1,110,441	—
Deposits held for sale	—	—	—	—	—
Short term borrowings	121,442	121,442	—	121,442	—
Other borrowings	276,150	280,447	—	280,447	—
Derivative financial instruments(2)	57,777	57,777	—	57,777	—
Forward commitments	1,273	1,273	—	1,273	—

(1) Includes embedded derivatives and back-to-back loan swaps.
(2) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.

			Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$378,734	$378,734	$378,734	$—	$—
Time deposits in other financial institutions	3,564	3,564	3,564	—	—
Securities:
Carried at fair value	3,312,796	3,312,796	8,503	3,304,293	—
Held to maturity	91,324	100,484	—	100,484	—
Other investments	31,321	31,321	—	31,321	—
Loans held for sale	26,748	26,748	—	26,748	—
Loans, net:
Commercial and industrial	2,530,809	2,621,253	—	2,606,080	15,173
Owner occupied commercial real estate	1,472,704	1,409,388	—	1,408,036	1,352
Non-owner occupied commercial real estate	1,495,877	1,397,527	—	1,396,222	1,305
Real estate construction	1,027,081	924,041	—	924,041	—
Agricultural and agricultural real estate	565,837	576,821	—	564,198	12,623
Residential real estate	832,277	841,453	—	838,365	3,088
Consumer	443,332	470,927	—	469,939	988
Total Loans, net	8,297,522	8,243,343	—	8,206,879	36,464
Cash surrender value on life insurance	171,625	171,625	—	171,625	—
Derivative financial instruments(1)	17,527	17,527	—	17,527	—
Interest rate lock commitments	681	681	—	—	681
Financial liabilities:
Deposits
Demand deposits	3,543,863	3,543,863	—	3,543,863	—
Savings deposits	6,307,425	6,307,425	—	6,307,425	—
Time deposits	1,193,043	1,193,043	—	1,193,043	—
Short term borrowings	182,626	182,626	—	182,626	—
Other borrowings	275,773	278,169	—	278,169	—
Derivative financial instruments(1)	21,462	21,462	—	21,462	—
Forward commitments	113	113	—	113	—

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

Loans — The fair value of loans is determined using an exit price methodology. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, remaining life of the loan and credit risk.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-months ended March 31, 2020, and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,438	$2,977
Overdraft fees	2,809	2,744
Customer service and other service fees	59	82
Credit card fee income	3,900	3,349
Debit card income	1,815	3,642
Total service charges and fees	$12,021	$12,794
Trust fees	5,022	4,474
Brokerage and insurance commissions	733	734
Total noninterest income in-scope of Topic 606	$17,776	$18,002

Out-of-scope of Topic 606
Loan servicing income	$963	$1,729
Securities gains/(losses), net	1,658	1,575
Unrealized gain/(loss) on equity securities, net	(231)	258
Net gains on sale of loans held for sale	4,660	3,176
Valuation adjustment on servicing rights	(1,565)	(589)
Income on bank owned life insurance	498	899
Other noninterest income	2,058	1,667
Total noninterest income out-of-scope of Topic 606	8,041	8,715
Total noninterest income	$25,817	$26,717

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2020, and December 31, 2019, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2012 Long-Term Incentive Plan (the "Plan"). The Plan was originally approved by stockholders in May 2012 and was amended effective March 8, 2016, to increase the number of shares of common stock authorized for issuance and make certain other changes to the Plan. As of March 31, 2020, 213,863 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

ASC Topic 718, "Compensation-Stock Compensation," requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. Forfeitures are accounted for as they occur.

Heartland's income tax expense included $25,000 of tax expense during the three months ended March 31, 2020 and a tax benefit of $336,000 during the three months ended March 31, 2019, related to the exercise, vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2020, the Compensation Committee granted time-based RSUs with respect to 114,944 shares of common stock, and in the first quarter of 2019, the Compensation Committee granted time-based RSUs with respect to 90,073 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of Heartland common stock on a specified date in the future. The time-based RSUs granted in 2020 and 2019 vest over three years in equal installments on March 6 of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

The Compensation Committee also granted three-year performance-based RSUs with respect to 50,787 shares and 34,848 shares of common stock in the first quarter of 2020 and 2019 respectively. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2022, and December 31, 2021, respectively. These performance-based RSUs or a portion thereof may vest in 2022 and 2021, respectively, after measurement of performance in relation to the performance targets.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2020, and March 31, 2019, 0 and 1,045 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2020, and 2019, and changes during the three months ended March 31, 2020 and 2019, follows:

	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	254,383	$46.76	266,995	$43.89
Granted	165,731	32.57	125,966	45.77
Vested	(86,441)	45.48	(117,122)	35.84
Forfeited	(11,929)	48.38	(13,364)	49.89
Outstanding at March 31,	321,744	$40.14	262,475	$48.07

Total compensation costs recorded for RSUs were $2.2 million and $2.4 million for the three-month periods ended March 31, 2020 and 2019. As of March 31, 2020, there were $8.1 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

NOTE 11: LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Lessee Accounting
Substantially all of the leases in which Heartland is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2031. All of Heartland's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheet. With the adoption of ASU 2016-02 "Leases" (Topic 842), operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use ("ROU") asset and a corresponding lease liability.

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of March 31, 2020 and December 31, 2019, in thousands:

	Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$21,868	$23,200
Operating lease liabilities	Accrued expenses and other liabilities	$23,182	$24,617

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of March 31, 2020 and 2019, in thousands:

		Three Months Ended March 31,
	Income Statement Category	2020	2019
Lease Cost
Operating lease cost	Occupancy expense	$1,382	$1,405
Variable lease cost	Occupancy expense	16	35
Total lease cost		$1,398	$1,440
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications and terminations	Occupancy expense	$358	$1,209
Noncash reduction of lease liabilities arising from lease modifications and terminations	Occupancy expense	386	—

Supplemental balance sheet information		As of March 31, 2020
Weighted-average remaining operating lease term (in years)		6.5

Weighted-average discount rate for operating leases		3.00%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of March 31, 2020 are as follows, in thousands:

Nine months ending December 31, 2020	$4,167
Year ending December 31,
2021	5,289
2022	4,065
2023	2,728
2024	2,015
Thereafter	7,300
Total lease payments	$25,564
Less interest	(2,382)
Present value of lease liabilities	$23,182

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in this Quarterly Report on Form 10-Q. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

The COVID-19 pandemic is adversely affecting Heartland and its customers, counterparties, employees and third-party service providers. The pandemic’s severity, its duration and the extent of its impact on Heartland’s business, financial condition, results of operations, liquidity and prospects remain uncertain. The deterioration in general business and economic conditions and turbulence in domestic or global financial markets caused by the COVID-19 pandemic have negatively affected Heartland’s net income, total equity and book value per common share, and continued economic deterioration could adversely affect the value of its assets and liabilities, reduce the availability of funding to Heartland, lead to a tightening of credit and increase stock price volatility. Some economists and investment banks believe that a recession or depression may result from the continued spread of COVID-19 and the economic consequences.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on Heartland's reported financial position and results of operations are described as critical accounting policies in Heartland's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2019 other than those in Note 1, "Basis of Presentation," of the consolidated financial statements included in this Quarterly Report on Form 10-Q related to Heartland's adoption of CECL.

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

Heartland's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and income on bank owned life insurance also affects Heartland's results of operations. Heartland's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization and other real estate and loan collection expenses.

Net income available to common stockholders for the quarter ended March 31, 2020, was $20.0 million, or $0.54 per diluted common share, compared to $31.5 million, or $0.91 per diluted common share, for the quarter ended March 31, 2019.

Excluding provision for credit losses and acquisition, integration and restructuring costs (tax-effected), adjusted net income available to common stockholders (non-GAAP) was $38.1 million, or $1.03 of adjusted earnings per diluted common share (non-GAAP) for the first quarter of 2020, compared to $35.6 million (non-GAAP), or $1.03 per adjusted earnings per diluted common share (non-GAAP), for the first quarter of 2019. Return on average common equity was 4.98% and return on average assets was 0.61% for the first quarter of 2020, compared to 9.56% and 1.13%, respectively, for the same quarter in 2019. Return on average tangible common equity (non-GAAP) was 8.00% and adjusted return on average tangible common equity (non-GAAP) was 14.46% for the first quarter of 2020 compared to 15.24% and 17.11%, respectively, for the first quarter of 2019.

For the first quarter of 2020, Heartland's net interest margin was 3.81% (3.84% on a fully tax-equivalent basis) compared to 4.12% (4.18% on a fully tax-equivalent basis) for the same quarter in 2019, and the efficiency ratio was 61.82% and 64.93% for the first quarter of 2020 and 2019, respectively.

Total assets of Heartland were $13.29 billion at March 31, 2020, an increase of $84.9 million or 1% since year-end 2019. Securities represented 27% of total assets at March 31, 2020, and 26% of total assets at December 31, 2019. Total loans held to maturity were $8.37 billion at both March 31, 2020, and December 31, 2019.

Total deposits were $11.17 billion as of March 31, 2020, compared to $11.04 billion at year-end 2019, an increase of $129.7 million or 1%.

Total equity was $1.55 billion at March 31, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $42.21 at March 31, 2020, compared to $43.00 at year-end 2019. Heartland's unrealized loss on securities available for sale, net of applicable taxes, was $21.2 million at March 31, 2020, compared to an unrealized gain of $969,000, net of applicable taxes, at December 31, 2019.

Refer to "Non-GAAP Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables for the reconciliations to the most directly comparable GAAP measures.

COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, as well as globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, which have led to a loss of revenues and a rapid increase in unemployment, material decreases in commodity prices and business valuations, disruptions in global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, emergency response legislation and an expectation that Federal Reserve will maintain a low interest rate environment for the foreseeable future.

Heartland implemented its pandemic management plan to protect employees and enable business continuity while providing relief and support to customers and communities facing challenges from the impacts of COVID-19, which included the following:
•enabled approximately 2/3rds of employees to work from home and canceled all in-person events and meetings;
•expanded paid time off program and enhanced health care coverage for COVID-19 related testing and treatments;
•implemented a 20% wage premium for customer-facing and call center employees;
•closed most bank lobbies and implemented drive-through only for in-person transactions;
•established alternating weekly staffing schedule for in-branch employees to limit potential cross-infection;
•announced a series of relief programs for consumers and small business customers, which include waiving account maintenance fees, ATM fees and early redemption penalties on CDs, and deferrals on loan payments;
•provided direct Small Business Administration ("SBA") guaranteed loans to customers via its participation in the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") Paycheck Protection Program ("PPP");
•participated in the CARES Act SBA loan payment and deferral program for existing SBA loans; and
•contributed $1.2 million to support non-profit organizations in communities served by Heartland and its subsidiary banks.

The economic disruption resulting from the COVID-19 pandemic will make it difficult for some customers to repay the principal and interest on their loans, and Heartland's subsidiary banks have started working with customers to modify the terms of certain existing loans. The following table shows the total exposure, which includes loans outstanding and unfunded loan commitments as of March 31, 2020, to customer segment profiles that Heartland believes will be more heavily impacted by COVID-19, in thousands:

Industry	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$498,596	4.47%
Multi-family properties	436,931	3.92
Retail real estate	408,506	3.66
Retail trade	367,764	3.30
Restaurants and bars	247,239	2.22
Nursing homes/assisted living	126,267	1.13
Oil and gas	56,302	0.50
Childcare facilities	48,455	0.43
Gaming	34,790	0.31

(1) Total loans outstanding and unfunded commitments

As of May 1, 2020, loan modifications have been made on approximately $696.2 million of loans in Heartland's portfolio. Approximately 67% of these modifications are interest only for 90 days, and the remainder are primarily principal and interest deferments for 90 days. Heartland expects modifications to increase in the near term. In accordance with interagency guidance issued in March 2020, these modifications are not considered troubled debt restructurings.

Through early May 2020, Heartland's subsidiary banks received SBA approval for approximately 4,600 PPP loans totaling $1.18 billion, of which approximately 4,400 or $1.16 billion have been closed and funded. Under the CARES Act, PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks. Under current program rules, Heartland’s subsidiary banks are eligible to receive an estimated $35.1 million of fees based on PPP loans processed through early May 2020.

As of early May 2020, approximately $213.7 million in principal amount of existing SBA loans were eligible to participate in the SBA loan payment and deferral program, pursuant to which the SBA will pay the borrower’s principal, interest and fees for a period of six months.

COVID-19 Risks and Uncertainties

The spread of the pandemic has caused significant disruptions in the U.S. economy, including disruption of banking and other financial activity in the areas in which Heartland operates. While there has been no material impact to Heartland to date, COVID-19 could also potentially create widespread business continuity issues.

Government authorities, including the United States Congress, the President, and the Federal Reserve, have taken several actions designed to cushion the economic fallout from COVID-19. Most notably, the Coronavirus Aid, Relief and Economic Security (the "CARES Act") Act was signed into law at the end of March 2020. The CARES Act provides $2 trillion in funding to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, could have a material impact on Heartland's results of operations.

Heartland's business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, Heartland could experience a material adverse effect on its business, financial condition, results of operations and cash flows. The full extent of the impact of the COVID-19 pandemic, and resulting measures to curtail its spread, will depend on future developments which are highly uncertain, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among other future developments. Potentially material effects on Heartland’s business are discussed below.

Interest Income, Net Interest Margin and Fee Income
Heartland's interest income may be reduced due to lower interest rates, more loan modifications, delinquent interest payments, and related credit losses, resulting from the economic impact of COVID-19. During the three months ended March 31, 2020, Heartland significantly increased its allowance for credit losses. The allowance for credit losses is increased through provisions for credit losses which are deducted from net interest income on Heartland’s consolidated statements of income. In keeping with guidance from regulators, Heartland is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments occur, interest income and fees accrued would need to be reversed. In such a scenario, interest income and net interest margin could be negatively impacted in future periods.

However, any reduction in interest income could be offset by additional interest and fee income earned on PPP loans. The interest rate on the PPP loans is 1%, and under current program rules, Heartland’s subsidiary banks are eligible to receive an estimated $35.1 million of fees based on PPP loans processed as of May 5, 2020. At this time, Heartland is unable to project the impact of interest deferrals and interest earned on PPP loans on Heartland's net interest margin in future periods.

Heartland's fee income could be reduced due to COVID-19. In keeping with guidance from regulators, Heartland is actively working with COVID-19 affected customers to waive fees from a variety of sources, as previously described. At this time, Heartland believes that these reductions in fees are temporary in nature. However, Heartland is unable to project the materiality of the impact to fee income in future periods.

Capital and Liquidity
While Heartland believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its regulatory capital ratios could be adversely impacted by further credit losses. Heartland relies on cash on hand as well as dividends from its subsidiary banks to service its debt. If Heartland's capital deteriorates such that its subsidiary banks are unable to pay dividends to Heartland for an extended period of time, it may not be able to service its debt.

Heartland maintains access to multiple sources of liquidity, and future access to these sources may be adversely impacted by the economic disruption of the COVID-19 pandemic. Wholesale funding markets have remained open, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on Heartland's net interest margin. If an extended recession causes large numbers deposit customers to withdraw their funds, Heartland might become more reliant on volatile or more expensive sources of funding.

Asset Valuation
Currently, Heartland does not expect COVID-19 to affect its ability to account for the assets on its balance sheet on a timely basis; however, this ability could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, Heartland does not anticipate significant changes in the methodology used to determine the fair value of assets measured in accordance with GAAP.

The COVID-19 pandemic and its lingering effects could cause a further and sustained decline in Heartland's stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period. In the event that Heartland concludes that all or a portion of its goodwill or core deposit and customer relationship intangibles is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. However, such a charge would have no impact on tangible capital or regulatory capital.

Processes, Controls and Business Continuity Plan
As previously discussed, Heartland has invoked its pandemic management plan that includes a remote working strategy. Heartland does not anticipate incurring additional material costs related to its continued deployment of the remote working strategy. No material unmitigated operational or internal control challenges or risks have been identified to date. Heartland does not anticipate significant challenges in maintaining systems and controls due to its continued business resiliency and measures taken to manage employee and workplace safety. Heartland monitors the resiliency of its critical services providers and does not anticipate significant business disruptions at this time. Heartland does not currently face any material resource constraints through the implementation of its business continuity plans.

Credit
As a result of the current economic environment caused by the COVID-19 pandemic, Heartland is engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow Heartland to respond proactively as borrower needs and issues arise. Should economic conditions worsen, Heartland could be required to further increase its allowance for credit losses and record additional credit loss expense. It is likely that Heartland's asset quality measures could worsen during future measurement periods if the effects of the COVID-19 pandemic are prolonged.

Stock Price Volatility
Capital market disruptions from the COVID-19 pandemic could cause a further and sustained decline in the price of Heartland’s common stock.

RECENT DEVELOPMENTS

Adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)"
On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," commonly referred to as "CECL." The impact of Heartland's adoption of CECL on January 1, 2020 ("Day 1") resulted in the following:
•an increase of $12.1 million to the allowance for credit losses related to loans, which included a reclassification of $6.0 million of purchased credit impaired loan discount on previously acquired loans, and a cumulative-effect adjustment to retained earnings totaling $4.6 million, net of taxes of $1.5 million;
•an increase of $13.6 million to the allowance for unfunded commitments and a cumulative-effect adjustment to retained earnings totaling $10.2 million, net of taxes of $3.4 million, and
•established an allowance for credit losses for Heartland's held to maturity debt securities of $158,000 and a cumulative-effect adjustment to retained earnings totaling $118,000, net of taxes of $40,000.

The allowance calculation under CECL is an expected loss model, which encompasses expected losses over the life of the loan and held to maturity securities portfolios, including expected losses due to changes in economic conditions and forecasts, such as those caused by the COVID-19 pandemic. Heartland recorded $21.5 million of provision for credit losses in the first quarter of 2020, primarily due to a deteriorating economic outlook resulting in an increase in expected credit losses. For more information, see "Provision for Credit Losses" and "Allowance for Credit Losses" below.

Entered into a Definitive Merger Agreement with AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc. and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. In the transaction, all issued and outstanding shares of AIM Bancshares stock will be exchanged for shares of Heartland common stock and cash. Shareholders of AIM Bancshares will receive 207.0 shares of Heartland common stock and $685.00 of cash for each share of AIM Bancshares. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the merger agreement. Simultaneous with the closing of the transaction, AimBank will merge with and into Heartland's Lubbock, Texas-based subsidiary, First Bank and Trust. The transaction is expected to close in the third quarter of 2020 with a systems conversion planned for the fourth quarter of 2020. As of March 31, 2020, AimBank had total assets of approximately $1.82 billion, which included $1.16 billion of gross loans outstanding, and approximately $1.58 billion of deposits.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
STATEMENT OF INCOME DATA
Interest income	$131,049	$120,721
Interest expense	18,538	17,766
Net interest income	112,511	102,955
Provision for credit losses	21,520	1,635
Net interest income after provision for credit losses	90,991	101,320
Noninterest income	25,817	26,717
Noninterest expenses	90,859	88,230
Income taxes	5,909	8,310
Net income available to common stockholders	$20,040	$31,497

Key Performance Ratios
Annualized return on average assets	0.61%	1.13%
Annualized return on average common equity (GAAP)	4.98%	9.56%
Annualized return on average tangible common equity (non-GAAP)(1)	8.00%	15.24%
Annualized adjusted return on average tangible common equity (non-GAAP)(1)	14.46%	17.11%
Annualized ratio of net charge-offs to average loans	0.24%	0.05%
Annualized net interest margin (GAAP)	3.81%	4.12%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.84%	4.18%
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	61.82%	64.93%

(1) Refer to "Non-GAAP Measures" in this Quarterly Report on Form 10-Q for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
BALANCE SHEET DATA
Investments	$3,615,866	$3,435,441	$3,137,575	$2,681,419	$2,516,055
Loans held for sale	22,957	26,748	35,427	34,575	69,716
Total net loans receivable held to maturity	8,374,236	8,367,917	7,971,608	7,853,051	7,331,544
Allowance for credit losses	97,350	70,395	66,222	63,850	62,639
Total assets	13,294,509	13,209,597	12,569,262	12,160,290	11,312,495
Total deposits(1)	11,174,025	11,044,331	10,469,856	10,108,557	9,352,942
Long-term obligations	276,150	275,773	278,417	282,863	268,312
Common equity	1,553,714	1,578,137	1,563,843	1,521,787	1,372,102

Common Share Data
Book value per common share (GAAP)	$42.21	$43.00	$42.62	$41.48	$39.65
Tangible book value per common share (non-GAAP)(2)	$28.84	$29.51	$29.62	$28.40	$27.04
Common shares outstanding, net of treasury stock	36,807,217	36,704,278	36,696,190	36,690,061	34,603,611
Tangible common equity ratio (non-GAAP)(2)	8.29%	8.52%	8.99%	8.92%	8.60%

(1) Excludes deposits held for sale.
(2) Refer to "Non-GAAP Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS

(Dollars in thousands, except per share data)

	As Of and For the Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$20,040	$37,851	$34,612	$45,169	$31,497
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,355	2,305	2,291	2,617	2,245
Net income excluding intangible amortization (non-GAAP)	$22,395	$40,156	$36,903	$47,786	$33,742

Average common equity (GAAP)	$1,619,682	$1,570,258	$1,541,369	$1,442,388	$1,336,250
Less average goodwill	446,345	433,374	427,097	410,642	391,668
Less average core deposit and customer relationship intangibles, net	47,632	49,389	51,704	49,868	46,490
Average tangible common equity (non-GAAP)	$1,125,705	$1,087,495	$1,062,568	$981,878	$898,092
Annualized return on average common equity (GAAP)	4.98%	9.56%	8.91%	12.56%	9.56%
Annualized return on average tangible common equity (non-GAAP)	8.00%	14.65%	13.78%	19.52%	15.24%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$112,511	$112,745	$111,321	$106,708	$102,955
Plus tax-equivalent adjustment(1)	1,131	1,109	1,140	1,268	1,412
Net interest income, fully tax-equivalent (non-GAAP)	$113,642	$113,854	$112,461	$107,976	$104,367

Average earning assets	$11,891,455	$11,580,295	$11,102,581	$10,552,166	$10,129,957

Annualized net interest margin (GAAP)	3.81%	3.86%	3.98%	4.06%	4.12%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.84%	3.90%	4.02%	4.10%	4.18%
Purchase accounting discount	0.09%	0.17%	0.23%	0.18%	0.16%

	As Of and For the Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,553,714	$1,578,137	$1,563,843	$1,521,787	$1,372,102
Less goodwill	446,345	446,345	427,097	427,097	391,668
Less core deposit and customer relationship intangibles, net	45,707	48,688	49,819	52,718	44,637
Tangible common equity (non-GAAP)	$1,061,662	$1,083,104	$1,086,927	$1,041,972	$935,797

Common shares outstanding, net of treasury stock	36,807,217	36,704,278	36,696,190	36,690,061	34,603,611
Common equity (book value) per share (GAAP)	$42.21	$43.00	$42.62	$41.48	$39.65
Tangible book value per common share (non-GAAP)	$28.84	$29.51	$29.62	$28.40	$27.04

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,061,662	$1,083,104	$1,086,927	$1,041,972	$935,797

Total assets (GAAP)	$13,294,509	$13,209,597	$12,569,262	$12,160,290	$11,312,495
Less goodwill	446,345	446,345	427,097	427,097	391,668
Less core deposit and customer relationship intangibles, net	45,707	48,688	49,819	52,718	44,637
Total tangible assets (non-GAAP)	$12,802,457	$12,714,564	$12,092,346	$11,680,475	$10,876,190
Tangible common equity ratio (non-GAAP)	8.29%	8.52%	8.99%	8.92%	8.60%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Net interest income (GAAP)	$112,511	$112,745	$111,321	$106,708	$102,955
Tax-equivalent adjustment(1)	1,131	1,109	1,140	1,268	1,412
Fully tax-equivalent net interest income	113,642	113,854	112,461	107,976	104,367
Noninterest income	25,817	28,030	29,400	32,061	26,717
Securities gains, net	(1,658)	(491)	(2,013)	(3,580)	(1,575)
Unrealized (gain)/loss on equity securities, net	231	(11)	(144)	(112)	(258)
Gain on extinguishment of debt	—	—	(375)	—	—
Valuation adjustment on servicing rights	1,565	(668)	626	364	589
Adjusted revenue (non-GAAP)	$139,597	$140,714	$139,955	$136,709	$129,840

Total noninterest expenses (GAAP)	$90,859	$92,866	$92,967	$75,098	$88,230
Less:
Core deposit and customer relationship intangibles amortization	2,981	2,918	2,899	3,313	2,842
Partnership investment in tax credit projects	184	3,038	3,052	1,465	475
(Gain)/loss on sales/valuation of assets, net	16	1,512	356	(18,286)	(3,004)
Acquisition, integration and restructuring costs	1,376	537	1,500	929	3,614
Adjusted noninterest expenses (non-GAAP)	$86,302	$84,861	$85,160	$87,677	$84,303
Efficiency ratio, fully tax-equivalent (non-GAAP)	61.82%	60.31%	60.85%	64.13%	64.93%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$44	$—	$100	$100	$616
Occupancy	—	11	—	10	1,194
Furniture and equipment	24	7	(4)	84	—
Professional fees	996	462	855	624	424
Advertising	89	31	115	52	5
(Gain)/loss on sales/valuations of assets, net	—	—	—	—	1,003
Other noninterest expenses	223	26	434	59	372
Total acquisition, integration and restructuring costs	$1,376	$537	$1,500	$929	$3,614
After tax impact on diluted earnings per share(1)	$0.03	$0.01	$0.03	$0.02	$0.08

Reconciliation of Adjusted Net Income and Adjusted Diluted EPS (non-GAAP)
Net income (GAAP)	$20,040	$37,851	$34,612	$45,169	$31,497
Provision for credit losses(1)	17,001	3,873	4,109	3,885	1,292
Acquisition, integration and restructuring costs(1)	1,087	424	1,185	734	2,855
Adjusted net income (non-GAAP)	$38,128	$42,148	$39,906	$49,788	$35,644
Diluted earnings per share (GAAP)	$0.54	$1.03	$0.94	$1.26	$0.91
Adjusted diluted earnings per share (non-GAAP)	$1.03	$1.14	$1.08	$1.39	$1.03

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income (non-GAAP)	$38,128	$42,148	$39,906	$49,788	$35,644
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,355	2,305	2,291	2,617	2,245
Adjusted net income excluding intangible amortization (non-GAAP)	$40,483	$44,453	$42,197	$52,405	$37,889
Average tangible common equity (non-GAAP)	$1,125,705	$1,087,495	$1,062,568	$981,878	$898,092
Annualized adjusted return on average tangible common equity (non-GAAP)	14.46%	16.22%	15.76%	21.41%	17.11%

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

The non-GAAP measures presented in this Quarterly Report on Form 10-Q, management's reason for including each measure and the method of calculating each measure are presented below:

•Annualized return on average tangible common equity is net income available to common stockholders plus core deposit and customer relationship intangibles amortization, net of tax, divided by average common equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.
•Annualized net interest margin, fully tax-equivalent, adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.
•Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation.
•Tangible book value per common share is total common equity less goodwill and core deposit and customer relationship intangibles, net, divided by common shares outstanding, net of treasury. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.
•Tangible common equity ratio is total common equity less goodwill and core deposit and customer relationship intangibles, net, divided by total assets less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate financial condition and capital strength.
•Adjusted net income and adjusted diluted earnings per share exclude tax-effected provision for credit losses and acquisition, integration and restructuring costs. Management believes the presentation of these non-GAAP measures are useful to compare net income and earnings per share results excluding the variability of credit loss provisions and acquisition, integration and restructuring costs.
•Annualized adjusted return on average tangible common equity is adjusted net income excluding intangible amortization calculated as (1) net income excluding (A) tax-effected provision for credit losses, (B) tax-effected acquisition, integration and restructuring costs and (C) tax-effected core deposit and customer relationship intangibles amortization, divided by (2) average common equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Heartland's success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix for the quarters ended March 31, 2020 and 2019. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. Growth in interest income on a tax-equivalent basis was largely due to the increase in average earning assets primarily from recent acquisitions. Increases in total interest expense were a result of increases in average interest bearing liabilities from acquired and organic growth, which were partially offset by declining interest rates. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP. Refer to the financial highlights above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Net interest margin, expressed as a percentage of average earning assets, was 3.81% (3.84% on a fully tax-equivalent basis) during the first quarter of 2020, compared to 4.12% (4.18% on a fully tax-equivalent basis) during the first quarter of 2019. For the first quarter of 2020, Heartland's net interest margin included 9 basis points of purchase accounting discount amortization on loans compared to 16 basis points in the same quarter of 2019.

Total interest income for the first quarter of 2020 was $131.0 million, an increase of $10.3 million or 9%, compared to $120.7 million recorded in the first quarter of 2019. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.1 million for the first quarter of 2020 and $1.4 million for the first quarter of 2019. With these adjustments, total interest income on a tax-equivalent basis was $132.2 million for the first quarter of 2020, an increase of $10.0 million or 8%, compared to $122.1 million for the first quarter of 2019.

Average earning assets increased $1.76 billion or 17% to $11.89 billion from $10.13 billion in the first quarter of 2019, which was primarily attributable to recent acquisitions. The average interest rate on earning assets decreased 42 basis points to 4.47% for the first quarter of 2020 compared to 4.89% for the same quarter in 2019, which was primarily due to recent decreases in market interest rates.

Total interest expense for the first quarter of 2020 was $18.5 million, an increase of $772,000 or 4% from $17.8 million in the first quarter of 2019, which was the result of an increase in average interest bearing liabilities partially offset by declining interest rates. The average interest rate paid on Heartland's interest bearing deposits decreased by 8 basis points to 0.79% for the first quarter of 2020 compared to 0.87% for the first quarter of 2019. The average interest rate paid on savings deposits was 0.65% during the first quarter of 2020 compared to 0.80% for the first quarter of 2019, and the average interest rate paid on time deposits was 1.58% for the first quarter of 2020 compared to 1.23% for the first quarter of 2019. The average interest rate paid on Heartland's borrowings was 3.81% for the first quarter of 2020 compared to 3.96% in the first quarter of 2019.

For the quarter ended March 31, 2020, average interest bearing liabilities were $7.84 billion, an increase of $1.22 billion or 18%, from $6.62 billion for the quarter ended March 31, 2019. Average interest bearing deposits increased $1.27 billion or 21% to $7.42 billion for the quarter ended March 31, 2020, from $6.16 billion in the same quarter in 2019, as a result of acquired and organic growth. Average borrowings decreased $48.4 million or 10% to $417.8 million during the first quarter of 2020 from $466.2 million during the same quarter in 2019.

Net interest income increased $9.6 million or 9% to $112.5 million in the first quarter of 2020 from $103.0 million in the first quarter of 2019. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $113.6 million during the first quarter of 2020, an increase of $9.3 million or 9% from $104.4 million during the first quarter of 2019.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$3,132,103	$21,731	2.79%	$3,033,480	$22,581	2.95%	$2,169,016	$15,876	2.97%
Nontaxable(1)	288,535	2,763	3.85	271,792	2,661	3.88	391,724	3,915	4.05
Total securities	3,420,638	24,494	2.88	3,305,272	25,242	3.03	2,560,740	19,791	3.13
Interest on deposits with other banks and short-term investments	181,320	721	1.60	251,599	953	1.50	218,445	1,292	2.40
Federal funds sold	—	—	—	—	—	—	560	4	2.90
Loans:(2)(3)
Commercial and industrial(1)	2,607,513	32,454	5.01	2,444,961	32,006	5.19	2,137,168	30,389	5.77
Owner occupied commercial real estate	1,433,160	18,581	5.21	1,416,338	19,241	5.39	1,262,567	17,531	5.63
Non-owner occupied commercial real estate	1,472,268	19,530	5.34	1,388,677	18,952	5.41	1,326,014	17,423	5.33
Real estate construction	1,045,836	12,845	4.94	1,003,797	13,645	5.39	825,634	11,871	5.83
Agricultural and agricultural real estate	552,968	7,039	5.12	566,419	7,314	5.12	566,878	7,203	5.15
Residential mortgage	819,730	10,421	5.11	830,277	10,454	5.00	880,825	10,286	4.74
Consumer	432,745	6,095	5.66	440,007	6,504	5.86	413,769	6,343	6.22
Less: allowance for loan losses	(74,723)	—	—	(67,052)	—	—	(62,643)	—	—
Net loans	8,289,497	106,965	5.19	8,023,424	108,116	5.35	7,350,212	101,046	5.58
Total earning assets	11,891,455	132,180	4.47%	11,580,295	134,311	4.60%	10,129,957	122,133	4.89%
Nonearning Assets	1,256,718			1,218,475			1,137,257
Total Assets	$13,148,173			$12,798,770			$11,267,214
Interest Bearing Liabilities(4)
Savings	$6,277,528	$10,082	0.65%	$5,986,007	$11,790	0.78%	$5,121,179	$10,083	0.80%
Time deposits	1,146,619	4,500	1.58	1,135,025	4,611	1.61	1,034,744	3,130	1.23
Short-term borrowings	141,807	296	0.84	115,680	271	0.93	195,390	889	1.85
Other borrowings	275,987	3,660	5.33	276,989	3,785	5.42	270,836	3,664	5.49
Total interest bearing liabilities	7,841,941	18,538	0.95%	7,513,701	20,457	1.08%	6,622,149	17,766	1.09
Noninterest Bearing Liabilities(3)
Noninterest bearing deposits	3,547,046			3,583,611			3,200,281
Accrued interest and other liabilities	139,504			131,200			108,534
Total noninterest bearing liabilities	3,686,550			3,714,811			3,308,815
Common Equity	1,619,682			1,570,258			1,336,250
Total Liabilities and Common Equity	$13,148,173			$12,798,770			$11,267,214
Net interest income, fully tax-equivalent (non-GAAP)(1)		$113,642			$113,854			$104,367
Net interest spread(1)			3.52%			3.52%			3.80%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			3.84%			3.90%			4.18%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) In conjunction with the adoption of ASU 2016-13, Heartland reclassified loan balances to align more closely with FDIC codes. All prior period balances have been adjusted.
(4) Includes deposits held for sale.

Provision For Credit Losses
The allowance for credit losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for credit losses. The following table shows the components of Heartland's provision for credit losses for the three months ended March 31, 2020 and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019
Provision for credit losses-loans	$19,865	$1,635
Provision for credit losses-unfunded commitments(1)	1,616	—
Provision for credit losses-held to maturity securities(2)	39	—
Total provision expense	$21,520	$1,635

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was immaterial, and therefore prior periods are not presented.
(2) Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

The provision for credit losses on loans was $19.9 million for the first quarter of 2020 compared to $1.6 million for the first quarter of 2019. The increase in the first quarter of 2020 was primarily due to a deteriorating economic outlook resulting in an increase in expected credit losses.

Given the size of Heartland's loan portfolio, the level of organic loan growth, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, Heartland's provision for credit losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Heartland's Annual Report on Form 10-K for the year ended December 31, 2019, the information in Note 1, "Basis of Presentation," to the consolidated financial statements included herein, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Heartland believes the allowance for credit losses as of March 31, 2020, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if current economic conditions resulting from COVID-19 continue or further deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses. Due to the deteriorating economic conditions resulting from the COVID-19 pandemic, Heartland expects provision for credit losses to remain elevated.

Noninterest Income
The tables below show Heartland's noninterest income for the three-month periods ended March 31, 2020, and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Service charges and fees	$12,021	$12,794	$(773)	(6)%
Loan servicing income	963	1,729	(766)	(44)
Trust fees	5,022	4,474	548	12
Brokerage and insurance commissions	733	734	(1)	—
Securities gains, net	1,658	1,575	83	5
Unrealized gain/(loss) on equity securities, net	(231)	258	(489)	(190)
Net gains on sale of loans held for sale	4,660	3,176	1,484	47
Valuation adjustment on servicing rights	(1,565)	(589)	(976)	166
Income on bank owned life insurance	498	899	(401)	(45)
Other noninterest income	2,058	1,667	391	23
Total noninterest income	$25,817	$26,717	$(900)	(3)%

Total noninterest income totaled $25.8 million during the first quarter of 2020 compared to $26.7 million during the first quarter of 2019, a decrease of $900,000 or 3%. The changes for the quarter were primarily the result of higher net gains on sale of loans held for sale, which was offset by lower service charges and fees, loan servicing income, and valuation adjustment on servicing rights.

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three-month periods ended March 31, 2020, and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Service charges and fees on deposit accounts	$3,438	$2,977	$461	15%
Overdraft fees	2,809	2,744	65	2
Customer service and other service fees	59	82	(23)	(28)
Credit card fee income	3,900	3,349	551	16
Debit card income	1,815	3,642	(1,827)	(50)
Total service charges and fees	$12,021	$12,794	$(773)	(6)%

Total service charges and fees decreased $773,000 or 6% to $12.0 million during the first quarter of 2020 compared to $12.8 million during the first quarter of 2019, as increases in credit card fee income and service charges and fees on deposit accounts were offset by a decrease in debit card income.

Service charges and fees on deposit accounts increased $461,000 or 15% to $3.4 million for the first quarter of 2020 compared to $3.0 million for the first quarter of 2019. Overdraft fees increased $65,000 or 2% to $2.8 million for the first quarter of 2020 compared to $2.7 million for the first quarter of 2019. The increases in service charges and fees on deposit accounts and overdraft fees were primarily attributable to a larger demand deposit customer base, a portion of which is attributable to the acquisitions completed in 2019.

Fees associated with credit card services were $3.9 million during the first quarter of 2020 compared to $3.3 million during the first quarter of 2019, an increase of $551,000 or 16%. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at Heartland's subsidiary banks, including at recently acquired banks. Heartland has focused on expanding its card payment solutions for businesses. In particular, Heartland has introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Debit card income decreased $1.8 million or 50% to $1.8 million for the first quarter of 2020 compared to $3.6 million for the first quarter of 2019. The decrease was primarily attributable to the impact of the Durbin Amendment, which restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment was effective for Heartland on July 1, 2019.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three-month periods ended March 31, 2020, and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Commercial and agricultural loan servicing fees(1)	$861	$683	$178	26%
Residential mortgage servicing fees	409	2,546	(2,137)	(84)
Mortgage servicing rights amortization	(307)	(1,500)	1,193	80
Total loan servicing income	$963	$1,729	$(766)	(44)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $963,000 during the first quarter of 2020 compared to $1.7 million during the first quarter of 2019, a decrease of $766,000 or 44%. The decrease was due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, which occurred on April 30, 2019. This transaction did not impact the residential mortgage servicing portfolio of Heartland's PrimeWest Mortgage Corporation subsidiary.

Net Gains on Sale of Loans Held for Sale
During the first quarter of 2020, net gains on sale of loans held for sale totaled $4.7 million compared to $3.2 million during the same period in 2019, an increase of $1.5 million or 47%. The increase was primarily due to an increase in residential mortgage loan refinancing activity in response to the recent declines in mortgage interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights increased $976,000 to $1.6 million in the first quarter of 2020 from $589,000 in the first quarter of 2019, primarily due to recent declines in mortgage interest rates.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three-month periods ended March 31, 2020, and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019	Change	% Change
Salaries and employee benefits	$49,957	$50,285	$(328)	(1)%
Occupancy	6,471	6,607	(136)	(2)
Furniture and equipment	3,108	2,692	416	15
Professional fees	12,473	10,995	1,478	13
Advertising	2,205	2,320	(115)	(5)
Core deposit and customer relationship intangibles amortization	2,981	2,869	112	4
Other real estate and loan collection expenses, net	334	701	(367)	(52)
(Gain)/loss on sales/valuations of assets, net	16	(3,004)	3,020	(101)
Acquisition, integration and restructuring costs	1,376	3,614	(2,238)	(62)
Partnership investment in tax credit projects	184	475	(291)	(61)
Other noninterest expenses	11,754	10,676	1,078	10
Total noninterest expenses	$90,859	$88,230	$2,629	3%

For the first quarter of 2020, noninterest expenses totaled $90.8 million compared to $88.2 million during the first quarter of 2019, an increase of $2.6 million or 3%.

Notable changes in noninterest expense categories for the three months ended March 31, 2020 and 2019 are as follows:

Furniture and equipment
Furniture and equipment expenses totaled $3.1 million in first quarter of 2020, which was an increase of $416,000 or 15% from $2.7 million recorded in the first quarter of 2019. Equipment expenses of $321,000 in the first quarter of 2020 were related to purchases to allow employees to work from home due to the COVID-19 pandemic.

Professional Fees
Professional fees for the first quarter of 2020 totaled $12.5 million compared to $11.0 million for the same quarter of 2019, which was an increase of $1.5 million or 13%. The increase is primarily attributable to the amortization of expenses related to the Salesforce and nCino implementation.

Gain/Loss on Sales/Valuations of Assets, Net
Net loss on sales/valuations of assets increased $3.0 million as losses totaled $16,000 in the first quarter of 2020 compared to gains of $3.0 million in the first quarter of 2019. The gains recorded in 2019 were primarily attributable to the branch sales at Wisconsin Bank & Trust.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $1.4 million in the first quarter of 2020, which was a decrease of $2.2 million or 62% from $3.6 million in the same quarter of 2019. In the first quarter of 2019, Heartland recorded $2.2 million of anticipated lease buyout expense, fixed asset disposals and software discontinuation fees related to the discontinuation of Heartland's legacy mortgage operations and consumer finance business.
Other noninterest expenses
Other noninterest expenses totaled $11.8 million for the first quarter of 2020 compared to $10.7 million for the first quarter of 2019, which was an increase of $1.1 million or 10%. The increase was primarily attributable to recent acquisitions.

Efficiency Ratio

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, with the goal of reducing it to below 60%. During the first quarter of 2020, Heartland's efficiency ratio on a fully tax-equivalent basis decreased by 311 basis points to 61.82% in comparison with 64.93% for the quarter ended March 31, 2019. The improvement of the efficiency ratio was primarily attributable to higher fully tax-equivalent net interest income, which increased $9.3 million or 9% to $113.6 million for the first quarter of 2020 from $104.4 million for the first quarter of 2019.

Income Taxes

Heartland's effective tax rate was 22.77% for the first quarter of 2020 compared to 20.88% for the first quarter of 2019. The following items impacted Heartland's first quarter 2020 and 2019 tax calculations:
•Solar energy tax credits of $76,000 and $314,000 for the first quarter of 2020 and 2019, respectively.
•Federal low-income housing tax credits of $195,000 and $281,000 for the first quarter of 2020 and 2019, respectively.
•New markets tax credits of $75,000 during the first quarter of 2020 compared to $0 in the first quarter of 2019.
•Tax-exempt interest income as a percentage of pre-tax income increased to 16.40% during the first quarter of 2020 compared to 13.35% for the first quarter of 2019.
•Tax expense of $25,000 in the first quarter of 2020 compared to a tax benefit of $336,000 in the first quarter of 2019 resulting from the vesting of restricted stock unit awards. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $13.29 billion at March 31, 2020, an increase of $84.9 million or 1% since December 31, 2019. Securities represented 27% and 26% of total assets at March 31, 2020, and December 31, 2019, respectively.

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

In conjunction with the adoption of ASU 2016-13, Heartland reclassified loan balances to more closely align with FDIC codes. All prior periods shown in this Quarterly Report on Form 10-Q have been adjusted.

Heartland originates commercial and industrial loans and owner occupied commercial real estate loans for a wide variety of business purposes, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The risks in the commercial and industrial portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans are dependent upon the cash flow of the borrowers and the collateral value of the real estate.

Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. The collateral that Heartland requires for most of these loans is based upon the discounted market value of the collateral. Non-owner occupied commercial real estate loans are typically dependent, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of the project. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition.

Agricultural and agricultural real estate loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural and agricultural real estate loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other reasons, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural and agricultural real estate loans is dependent upon the profitable operation or management of the agricultural entity. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. In underwriting agricultural and agricultural real estate loans, lending personnel work closely with their customers to review budgets and cash flow projections for crop production for the ensuing year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel work closely with governmental agencies, including the U.S. Small Business Administration and U.S. Department of Agriculture's Rural Development Business and Industry Program Farm Service Agency, to help agricultural customers obtain credit enhancement products, such as loan guarantees, longer-term funding or interest assistance, to reduce risk.

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential mortgage loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation. PrimeWest Mortgage Corporation provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in several of Heartland's southwestern markets. PrimeWest Mortgage Corporation services the loans it sells into the secondary market.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Total loans held to maturity were $8.37 billion at both March 31, 2020, and December 31, 2019, an increase of $6.3 million or less than 1%. The following table shows the changes in loan balances by loan category since December 31, 2019, in thousands:

	March 31, 2020	December 31, 2019	$ Change	% Change
Commercial and industrial	$2,550,490	$2,530,809	$19,681	1%
Owner occupied commercial real estate	1,431,038	1,472,704	(41,666)	(3)
Non-owner occupied commercial real estate	1,551,787	1,495,877	55,910	4
Real estate construction	1,069,700	1,027,081	42,619	4
Agricultural and agricultural real estate	550,107	565,837	(15,730)	(3)
Residential mortgage	792,540	832,277	(39,737)	(5)
Consumer	428,574	443,332	(14,758)	(3)
	$8,374,236	$8,367,917	$6,319	—%

The decreases in the residential and consumer loan balances were primarily due to the recent declines in residential mortgage interest rates.

The table below presents the composition of the loan portfolio as of March 31, 2020, and December 31, 2019, in thousands:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,550,490	30.46%	$2,530,809	30.24%
Owner occupied commercial real estate	1,431,038	17.09	1,472,704	17.60
Non-owner occupied commercial real estate	1,551,787	18.53	1,495,877	17.88
Real estate construction	1,069,700	12.77	1,027,081	12.27
Agricultural and agricultural real estate	550,107	6.57	565,837	6.76
Residential mortgage	792,540	9.46	832,277	9.95
Consumer	428,574	5.12	443,332	5.30
Gross loans receivable held to maturity	8,374,236	100.00%	8,367,917	100.00%
Allowance for credit losses	(97,350)		(70,395)
Loans receivable, net	$8,276,886		$8,297,522

Allowance for Credit Losses

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. Additionally, CECL required an allowance for unfunded commitments to be calculated using a current expected credit loss methodology. Heartland's CECL methodology is comprised of three parts: a quantitative calculation, a qualitative calculation, and an economic forecasting component.

The process utilized by Heartland to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for Heartland and has been updated to be in accordance with CECL as of January 1, 2020. All prior periods are presented in accordance with prior GAAP. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting policies section of Heartland's Annual Report on Form 10-K for the year ended December 31, 2019 and Note 1, "Basis of Presentation," of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The table below presents the changes in the allowance for credit losses for loans during the three-month periods ended March 31, 2020 and 2019, in thousands:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$70,395	$61,963
Impact of ASU 2016-13 adoption	12,071	—
Provision for credit losses	19,865	1,635
Recoveries on loans previously charged off	1,320	991
Charge-offs on loans	(6,301)	(1,950)
Balance at end of period	$97,350	$62,639

Allowance for credit losses on loans as a percent of loans	1.16%	0.85%
Annualized ratio of net charge offs to average loans	0.24%	0.05%

Heartland's allowance for credit losses for loans totaled $82.5 million after adoption of CECL on January 1, 2020, which was an increase of $12.1 million since year-end 2019. Heartland recorded provision for credit losses for loans of $19.9 million in the first quarter of 2020 compared to $1.6 million in the first quarter of 2019. The allowance for credit losses for loans totaled $97.4 million and $70.4 million at March 31, 2020, and December 31, 2019, respectively.

The allowance for credit losses for loans at March 31, 2020, was 1.16% of loans compared to 0.84% of loans at December 31, 2019. Net charge offs for the first quarter of 2020 totaled $5.0 million compared to $959,000 for the first quarter of 2019, which was a $4.0 million increase. The increase was primarily attributable to a $3.2 million charge off on a commercial and industrial loan for which a full reserve had been previously established.

The following table shows, in thousands, the changes in Heartland's allowance for unfunded commitments for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period(1)	$248	$—
Impact of ASU 2016-13 adoption	13,604	—
Provision for credit losses	1,616	—
Balance at end of period	$15,468	$—
(1) Prior to the adoption of ASU 2016-13, the allowance for unfunded commitments was immaterial, and therefore prior periods have not been shown in this table.

Heartland's allowance for unfunded commitments totaled $13.9 million after the adoption of CECL on January 1, 2020. Prior to January 1, 2020, the allowance for unfunded commitments was immaterial. Heartland recorded $1.6 million of provision for credit losses related to unfunded loan commitments in the first quarter of 2020. At March 31, 2020, the allowance for unfunded commitments was $15.5 million, and Heartland had $2.78 billion of unfunded loan commitments.

The total allowance for lending related credit losses was $112.8 million at March 31, 2020, which was 1.35% of loans as of March 31, 2020. The following table shows, in thousands, the components of Heartland's allowance for lending related credit losses as of March 31, 2020, January 1, 2020, and December 31, 2019:

	March 31, 2020		January 1, 2020(1)		December 31, 2019(2)
	Amount	Percentage of Allowance	Amount	Percentage of Allowance	Amount	Percentage of Allowance
Quantitative	$77,447	68.65%	$82,829	85.99%	$41,691	59.22%
Qualitative	26,027	23.07	11,468	11.91	28,704	40.78
Economic Forecast	9,344	8.28	2,021	2.10	—	—
Total	$112,818	100.00%	$96,318	100.00%	$70,395	100.00%

(1) January 1, 2020 is included to show the impact of the adoption of ASU 2016-13 on the components of the allowance for lending related credit losses.
(2) The allowance for unfunded commitments was immaterial prior to the adoption of ASU 2016-13 and therefore not included in prior periods.

Heartland's quantitative allowance totaled $77.4 million or 69% of Heartland's total allowance for lending related credit losses at March 31, 2020 compared to $82.8 million or 86% of the total allowance for lending related credit losses on January 1, 2020, and $41.7 million or 59% of the allowance for loan losses at December 31, 2019. The increase in the quantitative component on January 1, 2020, was primarily attributable to the addition of $1.80 billion of previously acquired loans to the allowance calculation.

The quantitative allowance of Heartland's total allowance for lending related credit losses decreased to $77.4 million at March 31, 2020 compared to $82.8 million at January 1, 2020. The decrease in the quantitative portion was primarily due to the decrease of individually assessed loans, which declined to $48.8 million at March 31, 2020 from $67.4 million at January 1, 2020. The allowance for credit losses on individually assessed loans totaled $6.3 million at March 31, 2020 compared to $11.4 million at January 1, 2020, which was a decrease of $5.1 million or 44%.

Heartland's qualitative allowance totaled $26.0 million or 23% of Heartland's total allowance for lending related credit losses at March 31, 2020 compared to $11.5 million or 12% of the total allowance for lending related credit losses on January 1, 2020, and $28.7 million or 41% of the allowance for loan losses at December 31, 2019. The change in methodology to an expected loss model from an incurred loss model resulted in the reduction of the qualitative allowance of $17.2 million or 60% to $11.5 million at January 1, 2020, compared to $28.7 million at December 31, 2019.

The qualitative allowance component of Heartland’s total allowance for lending related credit losses increased to $26.0 million or 23% of the total allowance at March 31 2020, compared to $11.5 million or 12% on January 1, 2020. As described in Note 1, "Basis of Presentation," of the consolidated financial statements included in this Quarterly Report on Form 10-Q, in determining the appropriate level of this qualitative component, management assesses several risk factors including an overall assessment of "other external factors." At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from the initial day 1 (January 1, 2020) assessment of moderate to high. This change reflected the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that existed at the end of the quarter due to the COVID-19 pandemic. While several of the qualitative factors increased during the quarter, the change in the other external factors was the primary driver of the overall increase in the qualitative allowance for the quarter ended March 31, 2020.

Economic forecasting was not required prior to January 1, 2020. Heartland has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in Heartland's methodology. Heartland’s initial January 1, 2020 allowance calculation utilized a two-year reasonable and supportable forecast period which resulted in an economic forecasting allowance of $2.0 million or 2% of the total allowance for lending related credit losses.

At March 31, 2020, Heartland utilized Moody's March 27, 2020, baseline forecast scenario, which was the most currently available forecast and included the potential impact of COVID-19. Because of the economic deterioration and uncertainty associated with COVID-19, the reasonable and supportable forecast period was reduced to one year, which resulted in an allowance of $9.3 million or 8% of the total allowance for lending related credit losses at March 31, 2020.

Credit Quality and Nonperforming Assets

Heartland's nonpass loans totaled 6.4% of total loans as of March 31, 2020 compared to 6.7% of total loans as of December 31, 2019. As of March 31, 2020, Heartland's nonpass loans consisted of approximately 45% watch loans and 55% substandard loans. The percent of nonpass loans on nonaccrual status as of March 31, 2020, was 15%. As of December 31, 2019, Heartland's nonpass loans were comprised of approximately 60% watch loans and 40% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Loans delinquent 30-89 days as a percent of total loans was 0.38% at March 31, 2020, in comparison with 0.33% at December 31, 2019.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	March 31,		December 31,
	2020	2019	2019	2018
Nonaccrual loans	$79,280	$77,294	$76,548	$71,943
Loans contractually past due 90 days or more	—	1,706	4,105	726
Total nonperforming loans	79,280	79,000	80,653	72,669
Other real estate	6,074	5,391	6,914	6,153
Other repossessed assets	17	8	11	459
Total nonperforming assets	$85,371	$84,399	$87,578	$79,281
Performing troubled debt restructured loans(1)	$2,858	$3,460	$3,794	$4,026
Nonperforming loans to total loans	0.95%	1.08%	0.96%	0.98%
Nonperforming assets to total loans plus repossessed property	1.02%	1.15%	1.05%	1.07%
Nonperforming assets to total assets	0.64%	0.75%	0.66%	0.69%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications made under COVID-19 modification programs. Refer to the "Overview" section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information on these modifications.

The schedules below summarize the changes in Heartland's nonperforming assets during the first three months of 2020, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2019	$80,653	$6,914	$11	$87,578
Loan foreclosures	(251)	245	6	—
Net loan charge-offs	(4,981)	—	—	(4,981)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	15,796	—	—	15,796
Reduction of nonperforming loans(1)	(11,937)	—	—	(11,937)
OREO/Repossessed assets sales proceeds	—	(1,019)	—	(1,019)
OREO/Repossessed assets writedowns, net	—	(66)	—	(66)
Net activity at Citizens Finance Co.	—	—	—	—
March 31, 2020	$79,280	$6,074	$17	$85,371
(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $79.3 million or 0.95% of total loans at March 31, 2020, compared to $80.7 million or 0.96% of total loans at December 31, 2019. At March 31, 2020, approximately $39.8 million or 50% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to thirteen borrowers. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $17.9 million at March 31, 2020, compared to $18.1 million at December 31, 2019.

Heartland expects that nonperforming assets and delinquent loans will increase through 2020 as customers' ability to repay is adversely impacted by economic disruptions caused by COVID-19.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 27% and 26% of total assets at March 31, 2020, and December 31, 2019, respectively. Total securities carried at fair value as of March 31, 2020, were $3.49 billion, an increase of $175.8 million or 5% from $3.31 billion at December 31, 2019.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of March 31, 2020, and December 31, 2019, in thousands:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$9,916	0.27%	$9,893	0.29%
Mortgage and asset-backed securities	2,520,004	69.70	2,577,278	75.02
Obligation of states and political subdivisions	1,032,316	28.55	798,514	23.24
Equity securities	18,260	0.50	18,435	0.54
Other securities	35,370	0.98	31,321	0.91
Total securities	$3,615,866	100.00%	$3,435,441	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 70% at March 31, 2020, compared to 75% at December 31, 2019. Heartland's securities portfolio had an expected modified duration of 5.84 years as of March 31, 2020, compared to 6.17 years as of year-end 2019.

At March 31, 2020, Heartland had $35.4 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $11.17 billion as of March 31, 2020, compared to $11.04 billion at December 31, 2019, an increase of $129.7 million or 1%. The following table shows the changes in deposit balances by deposit type since year-end 2019, in thousands:

	March 31, 2020	December 31, 2019	$ Change	% Change
Demand deposits	$3,696,974	$3,543,863	$153,111	4%
Savings deposits	6,366,610	6,307,425	59,185	1
Time deposits	1,110,441	1,193,043	(82,602)	(7)
	$11,174,025	$11,044,331	$129,694	1%

The table below presents the composition of Heartland's deposits by category as of March 31, 2020, and December 31, 2019, in thousands:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Demand	$3,696,974	33.09%	$3,543,863	32.09%
Savings	6,366,610	56.97	6,307,425	57.11
Time	1,110,441	9.94	1,193,043	10.80
Total	$11,174,025	100.00%	$11,044,331	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2020, and December 31, 2019, in thousands:

	March 31, 2020	December 31, 2019
Securities sold under agreement to repurchase	$51,910	$84,486
Federal funds purchased	2,250	2,450
Advances from the FHLB	55,000	81,198
Other short-term borrowings	12,282	14,492
Total	$121,442	$182,626

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $121.4 million at March 31, 2020, compared to $182.6 million at year-end 2019, a decrease of $61.2 million or 34%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $51.9 million at March 31, 2020, compared to $84.5 million at December 31, 2019, a decrease of $32.6 million or 39%.

Heartland renewed its $30.0 million revolving credit line agreement with an unaffiliated bank on June 14, 2019. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during the first three months of 2020, and the outstanding balance was $0 at both March 31, 2020, and December 31, 2019.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2020, and December 31, 2019, in thousands:

	March 31, 2020	December 31, 2019
Advances from the FHLB	$2,806	$2,835
Trust preferred securities	145,588	145,343
Note payable to unaffiliated bank	49,667	51,417
Contracts payable for purchase of real estate and other assets	3,768	1,892
Subordinated notes	74,321	74,286
Total	$276,150	$275,773

As of March 31, 2020, the amount of other borrowings was $276.2 million, an increase of $377,000 or less than 1% since year-end 2019.
Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $70.0 million. At March 31, 2020, $49.7 million was outstanding on this non-revolving credit line compared to $51.4 million outstanding at December 31, 2019. At March 31, 2020, Heartland had $14.8 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs, as of March 31, 2020, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/20(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	3.59%	(2)	03/17/2034	06/17/2020
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.16%		04/07/2036	07/07/2020
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	2.22%	(3)	09/15/2037	06/15/2020
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	3.06%	(4)	09/01/2037	06/01/2020
Morrill Statutory Trust I	9,111	12/19/2002	3.25% over LIBOR	4.48%		12/26/2032	06/26/2020
Morrill Statutory Trust II	8,781	12/17/2003	2.85% over LIBOR	3.69%		12/17/2033	06/17/2020
Sheboygan Statutory Trust I	6,550	09/17/2003	2.95% over LIBOR	3.79%		09/17/2033	06/17/2020
CBNM Capital Trust I	4,421	09/10/2004	3.25% over LIBOR	3.99%		12/15/2034	06/15/2020
Citywide Capital Trust III	6,452	12/19/2003	2.80% over LIBOR	4.57%		12/19/2033	07/23/2020
Citywide Capital Trust IV	4,310	09/30/2004	2.20% over LIBOR	3.88%		09/30/2034	05/23/2020
Citywide Capital Trust V	11,804	05/31/2006	1.54% over LIBOR	2.28%		07/25/2036	06/15/2020
OCGI Statutory Trust III	2,999	06/27/2002	3.65% over LIBOR	4.87%	(5)	09/30/2032	06/30/2020
OCGI Capital Trust IV	5,356	09/23/2004	2.50% over LIBOR	3.24%	(6)	12/15/2034	06/15/2020
BVBC Capital Trust II	7,208	04/10/2003	3.25% over LIBOR	5.01%		04/24/2033	07/24/2020
BVBC Capital Trust III	9,092	07/29/2005	1.60% over LIBOR	3.05%		09/30/2035	06/30/2020
Total trust preferred costs	145,674
Less: deferred issuance costs	(86)
	$145,588

(1) Effective weighted average interest rate as of March 31, 2020, was 4.17% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(2) Effective interest rate as of March 31, 2020, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of March 31, 2020, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of March 31, 2020, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of March 31, 2020, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of March 31, 2020, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2020	13.91%	12.22%	10.79%	9.85%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,212,321	$10,212,321	$10,212,321	N/A
Average Assets	N/A	N/A	N/A	$12,670,412

December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average Assets	N/A	N/A	N/A	$12,318,135

Heartland elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital because the impact on the capital ratios of Heartland and its subsidiary banks was not significant.

At March 31, 2020, and December 31, 2019, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $544.1 million and $533.9 million, respectively. Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $340.3 million and $331.5 million at March 31, 2020, and December 31, 2019, respectively, under the capital requirements to remain well capitalized.

On February 11, 2020, Heartland announced the planned acquisition of AIM Bancshares, Inc. AimBank, the wholly-owned subsidiary of AIM Bancshares, Inc. had $1.82 billion in assets as of March 31, 2020. With the completion of this pending acquisition, Heartland is expected to exceed $15.0 billion in assets, and Heartland will no longer be able to include its trust preferred securities as Tier 1 Capital. However, Heartland expects to remain well-capitalized under all regulatory capital ratio requirements after its assets exceed $15.0 billion.

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

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2020, and December 31, 2019, commitments to extend credit aggregated $2.78 billion and $2.97 billion, respectively. Standby letters of credit aggregated $74.3 million at March 31, 2020, and $79.5 million at December 31, 2019.

Contractual obligations and other commitments were disclosed in Heartland's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to Heartland's contractual obligations and other commitments since that report was filed.

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

Derivative Financial Instruments
Through PrimeWest Mortgage Corporation, Heartland enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these loans. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund these loans and on the residential mortgage loans held as available for sale. See Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on Heartland's derivative financial instruments.

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

At March 31, 2020, Heartland had $239.7 million of cash and cash equivalents, time deposits in other financial institutions of $3.6 million and securities carried at fair value of $3.49 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of March 31, 2020, Heartland had $121.4 million of short-term borrowings outstanding.

As of March 31, 2020, Heartland had $276.2 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At March 31, 2020, Heartland had $1.67 billion of borrowing capacity under these programs. Additionally, at March 31, 2020, Heartland had $490.2 million of borrowing capacity at the Federal Reserve Bank's discount window.

Each of Heartland's subsidiary banks has been approved by their respective Federal Reserve bank for the Paycheck Protection Program Liquidity Fund ("PPPLF") and access to the PPPLF has been tested. Heartland anticipates increased utilization of the PPPLF through the third quarter of 2020 as customers utilize their loan proceeds for payroll and payroll related purposes. Through early May 2020, Heartland's subsidiary banks received SBA approval for approximately 4,600 PPP loans totaling $1.18 billion, of which approximately 4,400 or $1.16 billion have been closed and funded.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which was renewed on June 14, 2019. Heartland's revolving credit agreement has $30.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2020. At March 31, 2020, $14.8 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of March 31, 2020.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first three months of 2020.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2020, and March 31, 2019, provided the following results, in thousands:

	2020		2019
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$426,450	(2.20)%	$400,843	(3.30)%
Base	$436,047	—%	$414,540	—%
Up 200 Basis Points	$455,706	4.51%	$437,779	5.61%
Year 2
Down 100 Basis Points	$394,839	(9.45)%	$382,215	(7.80)%
Base	$417,950	(4.15)%	$416,785	0.54%
Up 200 Basis Points	$466,853	7.06%	$464,301	12.00%

Heartland uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. Heartland is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•During the quarter ended March 31, 2020, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal control over financial reporting other than the adoption of internal controls over financial reporting due to the implementation of FASB ASU-2016-13, "Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," as amended and commonly referred to as CECL.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. “Risk Factors” in Heartland's 2019 Annual Report on Form 10-K with the exception of the addition of the following risk factors:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on Heartland's business, results of operation and financial condition, and such effects are highly uncertain and difficult to predict.

Global health concerns related to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have negatively impacted the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The pandemic has adversely impacted and could potentially further adversely impact Heartland's workforce and operations, and the operations of its customers and business partners. In particular, Heartland may experience adverse financial consequences due to a number of factors, including, but not limited to:
•increased credit losses due to financial strain on its customers as a result of the pandemic and governmental actions, specifically on loans to borrowers in the lodging, retail trade, restaurant and bar, nursing home/assisted living, oil and gas, childcare facilities, and gaming industries, and loans to borrowers that are secured by multi-family properties or retail real estate;
•declines in collateral values;
•disruptions if a significant portion of Heartland’s workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic; Heartland has modified its business practices, including restricting employee travel, and implementing work-from-home arrangements, and it may be necessary for Heartland to take further actions as may be required by government authorities or as Heartland determines are in the best interests of its employees, customers and business partners; there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.
•increased demand on Heartland’s liquidity as it meets borrowers’ needs and covers expenses related to the pandemic management plan; reduced liquidity may negatively affect Heartland’s capital and leverage ratios, and although not currently contemplated, reduce or force suspension of dividends;
•third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with Heartland or provide essential services;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in Heartland's normal business practices because of the pandemic and governmental actions to contain it.

These factors may remain prevalent for a significant period of time and may continue to adversely affect Heartland's business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

Governmental authorities worldwide have taken unprecedented measures to stabilize economic markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

Heartland's subsidiary banks ("the Banks") are participating lenders in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the

COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes Heartland and the Banks to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the program, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. Notwithstanding the foregoing, the Banks have been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Banks.

Heartland and the Banks' participation in and execution of these and other measures taken by governments and regulatory authorities in response to the COVID-19 pandemic could result in reputational harm and has resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties, and fines levied against Heartland and the Banks.

Heartland's current period results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. While the COVID-19 outbreak had a material impact on the provision for credit losses, Heartland is unable to fully predict the impact that COVID-19 will have on its financial position and results of operations due to numerous uncertainties. Heartland will continue to assess the potential impacts on its financial position and results of operations.

The extent to which the COVID-19 pandemic impacts Heartland's business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, Heartland may continue to experience materially adverse impacts to its business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. Heartland does not yet know the full extent of the impacts on its business, operations or the economy as a whole. However, the effects could have a material impact on Heartland's results of operations and heighten many of the known risks described in the "Risk Factors" section of the Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, Heartland's board of directors authorized management to acquire and hold up to 5% of capital or $77.7 million as of March 31, 2020, as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.1
Agreement and Plan of Merger between Heartland Financial USA, Inc. and AIM Bancshares, Inc. dated February 11, 2020. (incorporated by reference to Exhibit 2.4 to the Registrant's Annual Report on Form 10-K filed on February 26, 2020).

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

Dated: May 8, 2020