Form 10-Q
period 2020-06-30
HEARTLAND FINANCIAL USA INC
filed 2020-08-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2020

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
(563) 589-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	HTLF	Nasdaq Stock Market
Depositary Shares, each representing 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E	HTLFP	Nasdaq Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 5, 2020, the Registrant had outstanding 36,880,021 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and due from banks	$211,429	$206,607
Interest bearing deposits with other banks and other short-term investments	242,149	172,127
Cash and cash equivalents	453,578	378,734
Time deposits in other financial institutions	3,128	3,564
Securities:
Carried at fair value (cost of $4,075,406 at June 30, 2020, and $3,311,433 at December 31, 2019)	4,126,351	3,312,796
Held to maturity, net of allowance for credit losses of $62 at June 30, 2020 (fair value of $101,557 at June 30, 2020, and $100,484 at December 31, 2019)	90,579	91,324
Other investments, at cost	35,902	31,321
Loans held for sale	54,382	26,748
Loans receivable:
Held to maturity	9,246,830	8,367,917
Allowance for credit losses	(119,937)	(70,395)
Loans receivable, net	9,126,893	8,297,522
Premises, furniture and equipment, net	197,914	197,558
Premises, furniture and equipment held for sale	567	2,967
Other real estate, net	5,539	6,914
Goodwill	446,345	446,345
Core deposit intangibles and customer relationship intangibles, net	43,011	48,688
Servicing rights, net	5,469	6,736
Cash surrender value on life insurance	172,813	171,625
Other assets	263,682	186,755
TOTAL ASSETS	$15,026,153	$13,209,597
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,831,151	$3,543,863
Savings	6,810,296	6,307,425
Time	1,067,252	1,193,043
Total deposits	12,708,699	11,044,331
Short-term borrowings	88,631	182,626
Other borrowings	306,459	275,773
Accrued expenses and other liabilities	174,987	128,730
TOTAL LIABILITIES	13,278,776	11,631,460
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both June 30, 2020, and December 31, 2019)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2020, and December 31, 2019)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2020 and December 31, 2019; none issued or outstanding at both June 30, 2020 and December 31, 2019)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2020, and December 31, 2019; none issued or outstanding at both June 30, 2020, and December 31, 2019)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2020, and December 31, 2019; none issued or outstanding at both June 30, 2020, and December 31, 2019)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 authorized at June 30, 2020 and none authorized at December 31, 2019; issued and outstanding 11,500 shares at June 30, 2020, and none issued or outstanding at December 31, 2019.	110,705	—
Common stock (par value $1 per share; 60,000,000 shares authorized at both June 30, 2020, and December 31, 2019; issued 36,844,744 shares at June 30, 2020, and 36,704,278 shares at December 31, 2019)	36,845	36,704
Capital surplus	844,202	839,857
Retained earnings	723,067	702,502
Accumulated other comprehensive income/(loss)	32,558	(926)
TOTAL STOCKHOLDERS' EQUITY	1,747,377	1,578,137
TOTAL LIABILITIES AND EQUITY	$15,026,153	$13,209,597

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$107,005	$106,027	$213,419	$206,483
Interest on securities:
Taxable	23,362	16,123	45,093	31,999
Nontaxable	3,344	2,554	5,527	5,647
Interest on federal funds sold	—	—	—	4
Interest on interest bearing deposits in other financial institutions	54	2,299	775	3,591
TOTAL INTEREST INCOME	133,765	127,003	264,814	247,724
INTEREST EXPENSE:
Interest on deposits	6,134	16,138	20,716	29,351
Interest on short-term borrowings	61	338	357	1,227
Interest on other borrowings (includes $(417) and $100 of interest expense/(benefit) related to derivatives reclassified from accumulated other comprehensive income/(loss) for the three months ended June 30, 2020 and 2019, respectively, and $(600) and $265 of interest expense related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2020 and 2019, respectively)	3,424	3,819	7,084	7,483
TOTAL INTEREST EXPENSE	9,619	20,295	28,157	38,061
NET INTEREST INCOME	124,146	106,708	236,657	209,663
Provision for credit losses	26,796	4,918	48,316	6,553
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	97,350	101,790	188,341	203,110
NONINTEREST INCOME:
Service charges and fees	10,972	14,629	22,993	27,423
Loan servicing income	379	1,338	1,342	3,067
Trust fees	4,977	4,825	9,999	9,299
Brokerage and insurance commissions	595	1,028	1,328	1,762
Securities gains, net includes $2,006 and $3,580 of net security gains reclassified from accumulated other comprehensive income/(loss) for the three months ended June 30, 2020 and 2019, respectively and $3,664 and $5,155 of net security gains reclassified from accumulated other comprehensive income for the six months ended June 30, 2020 and 2019, respectively)	2,006	3,580	3,664	5,155
Unrealized gain on equity securities, net	680	112	449	370
Net gains on sale of loans held for sale	7,857	4,343	12,517	7,519
Valuation allowance on servicing rights	9	(364)	(1,556)	(953)
Income on bank owned life insurance	1,167	888	1,665	1,787
Other noninterest income	1,995	1,682	4,053	3,349
TOTAL NONINTEREST INCOME	30,637	32,061	56,454	58,778
NONINTEREST EXPENSES:
Salaries and employee benefits	50,118	49,895	100,075	100,180
Occupancy	6,502	6,426	12,973	13,033
Furniture and equipment	2,993	3,136	6,101	5,828
Professional fees	13,676	14,344	26,149	25,366
Advertising	995	2,609	3,200	4,929
Core deposit intangibles and customer relationship intangibles amortization	2,696	3,313	5,677	6,155
Other real estate and loan collection expenses	203	162	537	863
(Gain)/loss on sales/valuations of assets, net	701	(18,286)	717	(21,290)
Acquisition, integration and restructuring costs	673	929	2,049	4,543
Partnership investment in tax credit projects	791	1,465	975	1,940
Other noninterest expenses	11,091	11,105	22,845	21,781
TOTAL NONINTEREST EXPENSES	90,439	75,098	181,298	163,328
INCOME BEFORE INCOME TAXES	37,548	58,753	63,497	98,560
Income taxes (includes $614 and $880 of income tax expense reclassified from accumulated other comprehensive income/(loss) for the three months ended June 30, 2020 and 2019, respectively and $1,080 and $1,238 of income tax expense reclassified from accumulated other comprehensive income for the six months ended June 30, 2020 and 2019, respectively)	7,417	13,584	13,326	21,894
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$30,131	$45,169	$50,171	$76,666
EARNINGS PER COMMON SHARE - BASIC	$0.82	$1.26	$1.36	$2.18
EARNINGS PER COMMON SHARE - DILUTED	$0.82	$1.26	$1.36	$2.17
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.16	$0.40	$0.32
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$30,131	$45,169	$50,171	$76,666
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	81,552	28,422	53,224	58,387
Reclassification adjustment for net gains realized in net income	(2,006)	(3,580)	(3,664)	(5,155)
Income taxes	(20,729)	(6,383)	(12,932)	(13,664)
Other comprehensive income on securities	58,817	18,459	36,628	39,568
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	317	(2,263)	(3,363)	(3,768)
Reclassification adjustment for net gains/(losses) on derivatives realized in net income	(423)	94	(613)	252
Income taxes	18	453	832	736
Other comprehensive loss on cash flow hedges	(88)	(1,716)	(3,144)	(2,780)
Other comprehensive income	58,729	16,743	33,484	36,788
TOTAL COMPREHENSIVE INCOME	$88,860	$61,912	$83,655	$113,454

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,171	$76,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,071	16,315
Provision for credit losses	48,316	6,553
Net amortization of premium on securities	6,251	10,927
Securities gains, net	(3,664)	(5,155)
Unrealized gain on equity securities, net	(449)	(370)
Stock based compensation	3,558	3,602
Loans originated for sale	(271,167)	(165,249)
Proceeds on sales of loans held for sale	254,523	161,625
Net gains on sale of loans held for sale	(10,990)	(7,177)
(Increase) decrease in accrued interest receivable	(4,298)	2,421
(Increase) decrease in prepaid expenses	(910)	229
Increase (decrease) in accrued interest payable	(1,699)	1,021
Capitalization of servicing rights	(1,527)	(415)
Valuation allowance on servicing rights	1,556	953
(Gain) loss on sales/valuations of assets, net	717	(10,735)
Net excess tax (expense) benefit from stock based compensation	(91)	272
Other, net	(53,313)	(29,184)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,055	62,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(7)	(248)
Proceeds from the sale of securities available for sale	511,639	1,194,897
Proceeds from the maturity of and principal paydowns on securities available for sale	212,538	178,930
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,832	2,406
Proceeds from the maturity of time deposits in other financial institutions	150	490
Proceeds from the sale, maturity of and principal paydowns on other investments	6,135	7,992
Purchase of securities available for sale	(1,491,459)	(1,148,238)
Purchase of other investments	(10,273)	(4,899)
Net (increase) decrease in loans	(881,419)	77,147
Purchase of bank owned life insurance policies	(201)	(16)
Proceeds from bank owned life insurance policies	—	421
Proceeds from sale of mortgage servicing rights	—	33,823
Capital expenditures	(7,679)	(3,909)
Net cash and cash equivalents received in acquisitions	—	38,650
Proceeds from the sale of equipment	3,331	829
Net cash expended in divestitures	—	(49,264)
Proceeds on sale of OREO and other repossessed assets	1,783	3,825
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$(1,653,630)	$332,836

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$1,287,288	$4,675
Net increase in savings deposits	502,871	110,498
Net increase (decrease) in time deposit accounts	(125,791)	29,924
Net decrease in short-term borrowings	(12,799)	(44,326)
Proceeds from short term FHLB advances	516,545	430,888
Repayments of short term FHLB advances	(597,741)	(531,725)
Proceeds from other borrowings	33,750	50
Repayments of other borrowings	(3,622)	(15,621)
Net proceeds from the issuance of preferred stock	110,705	—
Proceeds from issuance of common stock	928	408
Dividends paid	(14,715)	(11,397)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,697,419	(26,626)
Net increase in cash and cash equivalents	74,844	368,509
Cash and cash equivalents at beginning of year	378,734	273,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$453,578	$642,139
Supplemental disclosures:
Cash paid for income/franchise taxes	$12,798	$19,495
Cash paid for interest	$29,856	$37,099
Loans transferred to OREO	$1,055	$4,655
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	$—	$2,568
Deposits transferred to held for sale	$—	$76,968
Loans transferred to held for sale	$—	$32,111
Securities transferred from held to maturity to available for sale	$—	$148,030
Purchases of securities available for sale, accrued, not settled	$—	$37,373
Transfer of available for sale securities to held to maturity securities	$462	$—
Stock consideration granted for acquisitions	$—	$92,258

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2019	$—	$34,604	$745,596	$603,506	$(11,604)	$1,372,102
Comprehensive income				45,169	16,743	61,912
Cash dividends declared:
Common, $0.16 per share				(5,867)		(5,867)
Issuance of 2,086,450 shares of common stock		2,086	90,327			92,413
Stock based compensation			1,227			1,227
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$1,521,787
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$1,325,175
Comprehensive income				76,666	36,788	113,454
Cumulative effect adjustment from the adoption of ASU 2016-02				(1,713)		(1,713)
Cash dividends declared:
Common, $0.32 per share				(11,397)		(11,397)
Issuance of 2,212,562 shares of common stock		2,213	90,453			92,666
Stock based compensation			3,602			3,602
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$1,521,787
Balance at March 31, 2020	$—	$36,807	$842,780	$700,298	$(26,171)	$1,553,714
Comprehensive income				$30,131	$58,729	88,860
Cash dividends declared:
Common, $0.20 per share				(7,362)		(7,362)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 37,527 shares of common stock		38	86			124
Stock based compensation			1,336			1,336
Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377
Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Comprehensive income				50,171	33,484	83,655
Cumulative effect adjustment from the adoption of ASU 2016-13				(14,891)		(14,891)
Cash dividends declared:
Common, $0.40 per share				(14,715)		(14,715)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 140,466 shares of common stock		141	787			928
Stock based compensation			3,558			3,558
Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2020, are not necessarily indicative of the results expected for the year ending December 31, 2020.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six--month periods ended June 30, 2020, and 2019, are shown in the table below:

	Three Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2020	2019
Net income available to stockholders	$30,131	$45,169

Weighted average common shares outstanding for basic earnings per share	36,881	35,744
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	35	135
Weighted average common shares for diluted earnings per share	36,916	35,879
Earnings per common share — basic	$0.82	$1.26
Earnings per common share — diluted	$0.82	$1.26
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	54	7

	Six Months Ended June 30,
(Dollars and number of shares in thousands, except per share data)	2020	2019
Net income available to stockholders	$50,171	$76,666

Weighted average common shares outstanding for basic earnings per share	36,851	35,157
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	69	138
Weighted average common shares for diluted earnings per share	36,920	35,295
Earnings per common share — basic	$1.36	$2.18
Earnings per common share — diluted	$1.36	$2.17
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	1	7

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

Heartland utilizes the following qualitative factors:
•changes in lending policies and procedures
•changes in the nature and volume of loans
•experience and ability of management
•changes in the credit quality of the loan portfolio
•risk in acquired portfolios
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

Heartland has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in Heartland's methodology. Because Heartland is applying the economic forecast adjustment qualitatively, the concept of "reversion to the historical mean" does not apply. For Heartland's January 1, 2020 calculation, a two-year reasonable and supportable forecast period was used. Because of the economic uncertainty associated with COVID-19, Heartland utilized a one-year reasonable and supportable forecast period for the calculation of both the March 31, 2020, and June 30, 2020, allowance for credit losses.
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

Heartland did not record an allowance for credit losses on AFS debt securities upon adoption of ASU 2016-13 or at June 30, 2020.

ASU 2017-04
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity performs only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is applied prospectively. Early adoption was permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland adopted ASU 2017-04 in the first quarter of 2020.

Heartland used this approach to evaluate its goodwill during the second quarter of 2020, as an unprecedented deterioration in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations, including Heartland's common stock price. Based on this goodwill impairment assessment, Heartland concluded that its goodwill was not impaired.

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

NOTE 2: ACQUISITIONS

Pending Acquisition
Johnson Bank branches
On June 9, 2020, Arizona Bank & Trust ("AB&T"), which is a wholly-owned subsidiary of Heartland headquartered in Phoenix, Arizona, entered into a purchase and assumption agreement, pursuant to which AB&T will acquire certain assets and will assume substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, which includes four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc., headquartered in Racine, Wisconsin. Johnson Insurance Services is not a part of this transaction.

Under the terms of the purchase and assumption agreement, AB&T will acquire Johnson Bank's Arizona banking centers, which had deposits of approximately $415.3 million and loans of approximately $168.1 million as of June 30, 2020. The actual amount of deposits assumed and loans acquired will be determined at closing. Because the purchase and assumption agreement was signed on June 9, 2020, and the transaction is expected to close in the fourth quarter of 2020, the transaction had no impact on Heartland's consolidated financial statements for the six months ended June 30, 2020.

Pending Acquisition
AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc., and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. Shareholders of AIM Bancshares will receive 207.0 shares of Heartland common stock and $685.00 of cash for each share of AIM Bancshares. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the merger agreement. Simultaneous with the closing of the transaction, AimBank will merge into Heartland's Texas-based subsidiary, First Bank & Trust, and the combined entity will operate as First Bank & Trust. As of June 30, 2020, AimBank had total assets of $1.95 billion, $1.19 billion of gross loans outstanding, and $1.69 billion of deposits. Heartland and AIM Bancshares, Inc. are currently reviewing the corporate structure and terms of the transaction. Because the merger agreement was signed on February 11, 2020 and the transaction did not close prior to June 30, 2020, the transaction had no impact on Heartland's consolidated financial statements for the six months ended June 30, 2020.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
U.S. government corporations and agencies	$5,745	$97	$—	$5,842
Mortgage and asset-backed securities	3,130,605	45,792	(41,958)	3,134,439
Obligations of states and political subdivisions	919,665	49,828	(2,814)	966,679
Total debt securities	4,056,015	95,717	(44,772)	4,106,960
Equity securities with a readily determinable fair value	19,391	—	—	19,391
Total	$4,075,406	$95,717	$(44,772)	$4,126,351
December 31, 2019
U.S. government corporations and agencies	$9,844	$49	$—	$9,893
Mortgage and asset-backed securities	2,579,081	17,200	(19,003)	2,577,278
Obligations of states and political subdivisions	704,073	12,516	(9,399)	707,190
Total debt securities	3,292,998	29,765	(28,402)	3,294,361
Equity securities with a readily determinable fair value	18,435	—	—	18,435
Total	$3,311,433	$29,765	$(28,402)	$3,312,796

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2020
Obligations of states and political subdivisions	$90,641	$10,916	$—	$101,557	$(62)
Total	$90,641	$10,916	$—	$101,557	$(62)
December 31, 2019
Obligations of states and political subdivisions	$91,324	$9,160	$—	$100,484	$—
Total	$91,324	$9,160	$—	$100,484	$—

As of June 30, 2020, Heartland had $14.5 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$9,026	$9,079
Due in 1 to 5 years	22,916	23,333
Due in 5 to 10 years	77,716	81,897
Due after 10 years	815,752	858,212
Total debt securities	925,410	972,521
Mortgage and asset-backed securities	3,130,605	3,134,439
Equity securities with a readily determinable fair value	19,391	19,391
Total investment securities	$4,075,406	$4,126,351

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,814	$1,840
Due in 1 to 5 years	17,582	18,389
Due in 5 to 10 years	59,986	65,872
Due after 10 years	11,259	15,456
Total debt securities	90,641	101,557
Allowance for credit losses	(62)	—
Total investment securities	$90,579	$101,557

As of June 30, 2020, and December 31, 2019, securities with a carrying value of $2.07 billion and $509.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three- and six-month periods ended June 30, 2020 and 2019, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$182,749	$760,743	$511,639	$1,194,897
Gross security gains	3,958	5,522	6,862	7,930
Gross security losses	1,952	1,942	3,198	2,775

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of June 30, 2020, and December 31, 2019. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2019, and December 31, 2018, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2020
Mortgage and asset-backed securities	$1,070,001	$(23,591)	81	$392,756	$(18,367)	19	$1,462,757	$(41,958)	100
Obligations of states and political subdivisions	104,108	(2,814)	97	—	—	—	104,108	(2,814)	97
Total temporarily impaired securities	$1,174,109	$(26,405)	178	$392,756	$(18,367)	19	$1,566,865	$(44,772)	197
December 31, 2019
Mortgage and asset-backed securities	$1,231,732	$(14,189)	150	$241,232	$(4,814)	58	$1,472,964	$(19,003)	208
Obligations of states and political subdivisions	387,534	(9,399)	50	—	—	—	387,534	(9,399)	50
Total temporarily impaired securities	$1,619,266	$(23,588)	200	$241,232	$(4,814)	58	$1,860,498	$(28,402)	258

Heartland had no securities held to maturity with unrealized losses at June 30, 2020, or December 31, 2019.

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

The remaining unrealized losses on Heartland's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2020.

The remaining unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2020.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by major security type for the three- and six months ended June 30, 2020:

Obligations of states and political subdivisions
Balance at March 31, 2020	$197
Provision for credit losses	(135)
Balance at June 30, 2020	$62

Obligations of states and political subdivisions
Balance at December 31, 2019	$—
Impact of ASU 2016-13 adoption	158
Provision for credit losses	(96)
Balance at June 30, 2020	$62

The following table summarizes, in thousands, the carrying amount of Heartland's held to maturity debt securities by investment rating as of June 30, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

Rating	Obligations of states and political subdivisions
AAA	$3,086
AA, AA+, AA-	16,947
A+, A, A-	13,750
BBB	6,102
Not Rated	50,756
Total	$90,641

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $20.9 million at June 30, 2020 and $16.8 million at December 31, 2019.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2020, did not consider the investments to be other than temporarily impaired.

NOTE 4: LOANS

Loans as of June 30, 2020, and December 31, 2019, were as follows, in thousands:

	June 30, 2020	December 31, 2019
Loans receivable held to maturity:
Commercial and industrial	$2,364,400	$2,530,809
Paycheck Protection Program ("PPP")	1,124,430	—
Owner occupied commercial real estate	1,433,271	1,472,704
Non-owner occupied commercial real estate	1,543,623	1,495,877
Real estate construction	1,115,843	1,027,081
Agricultural and agricultural real estate	520,773	565,837
Residential real estate	735,762	832,277
Consumer	408,728	443,332
Total loans receivable held to maturity	9,246,830	8,367,917
Allowance for credit losses	(119,937)	(70,395)
Loans receivable, net	$9,126,893	$8,297,522

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additionally, Heartland reclassified its loan categories to align more closely with Federal Deposit Insurance Corporation ("FDIC") reporting requirements and classification codes, and all prior periods have been adjusted. As of June 30, 2020, Heartland had $34.5 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at June 30, 2020, and December 31, 2019, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. As of June 30, 2020, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2019.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
June 30, 2020
Commercial and industrial	$2,068	$30,463	$32,531	$14,731	$2,349,669	$2,364,400
PPP	—	—	—	—	1,124,430	1,124,430
Owner occupied commercial real estate	13,446	9,956	23,402	21,588	1,411,683	1,433,271
Non-owner occupied commercial real estate	29	10,133	10,162	3,550	1,540,073	1,543,623
Real estate construction	51	28,616	28,667	258	1,115,585	1,115,843
Agricultural and agricultural real estate	2,086	3,615	5,701	17,065	503,708	520,773
Residential real estate	240	9,064	9,304	4,783	730,979	735,762
Consumer	317	9,853	10,170	688	408,040	408,728
Total	$18,237	$101,700	$119,937	$62,663	$9,184,167	$9,246,830
December 31, 2019
Commercial and industrial	$6,276	$24,511	$30,787	$31,814	$2,498,995	$2,530,809
Owner occupied commercial real estate	351	7,863	8,214	9,468	1,463,236	1,472,704
Non-owner occupied commercial real estate	33	7,769	7,802	1,730	1,494,147	1,495,877
Real estate construction	—	11,599	11,599	685	1,026,396	1,027,081
Agricultural and agricultural real estate	916	4,757	5,673	18,554	547,283	565,837
Residential real estate	176	1,328	1,504	20,678	811,599	832,277
Consumer	419	4,397	4,816	4,123	439,209	443,332
Total	$8,171	$62,224	$70,395	$87,052	$8,280,865	$8,367,917

The following tables present the amortized cost basis for loans on nonaccrual status and accruing loans past due 90 days or more at June 30, 2020, in thousands:

	Nonaccrual Loans with an Allowance for Credit Losses	Nonaccrual Loans with No Allowance for Credit Losses	Total Nonaccrual Loans	Accruing Loans Past Due 90+ Days
June 30, 2020
Commercial and industrial	$11,630	$9,812	$21,442	$—
Owner occupied commercial real estate	20,860	4,725	25,585	—
Non-owner occupied commercial real estate	349	3,412	3,761	—
Real estate construction	1,298	75	1,373	—
Agricultural and agricultural real estate	11,864	7,476	19,340	83
Residential mortgage	9,468	6,116	15,584	1,207
Consumer	4,167	357	4,524	70
Total	$59,636	$31,973	$91,609	$1,360

Heartland recognized $0 of interest income on nonaccrual loans during the three- and six months ended June 30, 2020.

Heartland had $6.6 million of troubled debt restructured loans at June 30, 2020, of which $4.0 million were classified as nonaccrual and $2.6 million were accruing according to the restructured terms. Heartland had $7.6 million of troubled debt restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three- and six-month periods ended June 30, 2020, and June 30, 2019, dollars in thousands:

Three Months Ended June 30,
	2020			2019
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	1	60	66	3	240	246
Consumer	—	—	—	—	—	—
Total	1	$60	$66	3	$240	$246

Six Months Ended June 30,
	2020			2019
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	2	92	98	4	276	288
Consumer	—	—	—	—	—	—
Total	2	$92	$98	4	$276	$288

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate troubled debt restructured loans for the three- and six months ended June 30, 2020, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At June 30, 2020, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The tables above do not include any loan modifications made under COVID-19 modification programs. Refer to the "Overview" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information on these modifications.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and six--month periods ended June 30, 2020, and June 30, 2019, that had been modified during the twelve-month period prior to default, in thousands:

With Payment Defaults During the Three Months Ended June 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	1	61
Consumer	—	—	—	—
Total	—	$—	1	$61

With Payment Defaults During the Six Months Ended June 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	238	3	253
Consumer	—	—	—	—
Total	1	$238	3	$253

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of June 30, 2020 and December 31, 2019.

The following table shows the risk category of loans by loan category and year of origination as of June 30, 2020, in thousands:

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$270,156	$395,142	$210,947	$255,555	$130,483	$356,052	$523,532	$2,141,867
Watch	7,506	39,383	13,278	18,592	8,429	184	45,250	132,622
Substandard	3,672	8,052	21,695	14,822	11,150	12,701	17,819	89,911
Commercial and industrial total	$281,334	$442,577	$245,920	$288,969	$150,062	$368,937	$586,601	$2,364,400
PPP
Pass	$1,071,796	$—	$—	$—	$—	$—	$—	$1,071,796
Watch	30,693	—	—	—	—	—	—	30,693
Substandard	21,941	—	—	—	—	—	—	21,941
PPP total	$1,124,430	$—	$—	$—	$—	$—	$—	$1,124,430
Owner occupied commercial real estate
Pass	$139,436	$307,221	$277,311	$175,702	$122,807	$252,559	$31,445	$1,306,481
Watch	5,865	6,529	5,467	29,782	4,585	8,422	100	60,750
Substandard	6,768	7,784	23,012	9,889	6,163	12,211	213	66,040
Owner occupied commercial real estate total	$152,069	$321,534	$305,790	$215,373	$133,555	$273,192	$31,758	$1,433,271
Non-owner occupied commercial real estate
Pass	$174,914	$403,907	$249,906	$176,422	$113,130	$285,323	$29,731	$1,433,333
Watch	254	2,520	26,360	17,152	8,868	16,265	475	71,894
Substandard	19,460	2,933	1,615	5,891	1,377	7,120	—	38,396
Non-owner occupied commercial real estate total	$194,628	$409,360	$277,881	$199,465	$123,375	$308,708	$30,206	$1,543,623
Real estate construction
Pass	$136,140	$423,116	$314,934	$82,944	$31,864	$32,028	$15,820	$1,036,846
Watch	329	17,548	20,447	10,418	16,931	1,189	824	67,686
Substandard	5,762	2,021	863	1,462	522	681	—	11,311
Real estate construction total	$142,231	$442,685	$336,244	$94,824	$49,317	$33,898	$16,644	$1,115,843
Agricultural and agricultural real estate
Pass	$60,973	$91,129	$52,319	$34,156	$17,330	$40,204	$120,864	$416,975
Watch	3,117	7,501	5,293	1,153	2,027	3,914	9,307	32,312
Substandard	8,207	7,489	18,599	6,446	3,966	14,591	12,188	71,486
Agricultural and agricultural real estate total	$72,297	$106,119	$76,211	$41,755	$23,323	$58,709	$142,359	$520,773
Residential real estate
Pass	$47,582	$82,571	$119,637	$89,920	$56,886	$275,367	$27,211	$699,174
Watch	82	3,050	880	1,619	349	7,291	346	13,617
Substandard	147	312	1,047	408	1,217	18,739	1,101	22,971
Residential real estate total	$47,811	$85,933	$121,564	$91,947	$58,452	$301,397	$28,658	$735,762

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Consumer
Pass	$18,844	$32,474	$21,239	$15,111	$4,718	$22,982	$280,592	$395,960
Watch	—	335	385	193	247	744	1,874	3,778
Substandard	377	767	2,583	919	907	2,608	829	8,990
Consumer total	$19,221	$33,576	$24,207	$16,223	$5,872	$26,334	$283,295	$408,728

Total Pass	$1,919,841	$1,735,560	$1,246,293	$829,810	$477,218	$1,264,515	$1,029,195	$8,502,432
Total Watch	47,846	76,866	72,110	78,909	41,436	38,009	58,176	413,352
Total Substandard	66,334	29,358	69,414	39,837	25,302	68,651	32,150	331,046
Total Loans	$2,034,021	$1,841,784	$1,387,817	$948,556	$543,956	$1,371,175	$1,119,521	$9,246,830

The following table shows Heartland's loan portfolio by credit quality indicator as of December 31, 2019, in thousands:

	Pass	Nonpass	Total
Commercial and industrial	$2,352,131	$178,678	$2,530,809
Owner occupied commercial real estate	1,369,290	103,414	1,472,704
Non-owner occupied commercial real estate	1,429,760	66,117	1,495,877
Real estate construction	984,736	42,345	1,027,081
Agricultural and agricultural real estate	454,272	111,565	565,837
Residential real estate	790,226	42,051	832,277
Consumer	430,733	12,599	443,332
Total loans receivable held to maturity	$7,811,148	$556,769	$8,367,917

The nonpass category in the table above is comprised of approximately 60% watch loans and 40% substandard loans as of December 31, 2019. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.

As of June 30, 2020, Heartland had $1.8 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at June 30, 2020, and December 31, 2019, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2020
Commercial and industrial	$4,587	$228	$—	$4,815	$2,338,143	$21,442	$2,364,400
PPP	—	—	—	—	1,124,430	—	1,124,430
Owner occupied commercial real estate	90	1,159	—	1,249	1,406,437	25,585	1,433,271
Non-owner occupied commercial real estate	2,776	158	—	2,934	1,536,928	3,761	1,543,623
Real estate construction	2,298	—	—	2,298	1,112,172	1,373	1,115,843
Agricultural and agricultural real estate	4,209	600	83	4,892	496,541	19,340	520,773
Residential real estate	483	1,242	1,207	2,932	717,246	15,584	735,762
Consumer	2,594	348	70	3,012	401,192	4,524	408,728
Total gross loans receivable held to maturity	$17,037	$3,735	$1,360	$22,132	$9,133,089	$91,609	$9,246,830
December 31, 2019
Commercial and industrial	$5,121	$904	$3,899	$9,924	$2,491,110	$29,775	$2,530,809
Owner occupied commercial real estate	3,487	690	—	4,177	1,461,589	6,938	1,472,704
Non-owner occupied commercial real estate	614	81	—	695	1,493,619	1,563	1,495,877
Real estate construction	5,689	72	—	5,761	1,020,153	1,167	1,027,081
Agricultural and agricultural real estate	3,734	79	26	3,839	541,455	20,543	565,837
Residential real estate	4,166	24	180	4,370	814,840	13,067	832,277
Consumer	2,511	651	—	3,162	436,675	3,495	443,332
Total gross loans receivable held to maturity	$25,322	$2,501	$4,105	$31,928	$8,259,441	$76,548	$8,367,917

Loans delinquent 30 to 89 days as a percent of total loans were 0.22% at June 30, 2020, compared to 0.33% at December 31, 2019. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

As of December 31, 2019, the majority of Heartland's impaired loans were those that were nonaccrual, were past due 90 days or more and still accruing or have had their terms restructured in a troubled debt restructuring. The following table presents the unpaid principal balance that was contractually due at December 31, 2019, the outstanding loan balance recorded on the consolidated balance sheet at December 31, 2019, any related allowance recorded for those loans as of December 31, 2019, the average outstanding loan balances recorded on the consolidated balance sheet during the year ended December 31, 2019, and the interest income recognized on the impaired loans during the year ended December 31, 2019, in thousands:

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

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and six- month periods ended June 30, 2020, and June 30, 2019, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2020	$32,463	$—	$10,336	$8,321	$22,951	$4,797	$8,725	$9,757	$97,350
Charge-offs	(2,767)	—	(213)	(19)	(84)	(1)	(235)	(245)	(3,564)
Recoveries	432	—	191	8	210	—	92	211	1,144
Provision	2,403	—	13,088	1,852	5,590	905	722	447	25,007
Balance at June 30, 2020	$32,531	$—	$23,402	$10,162	$28,667	$5,701	$9,304	$10,170	$119,937

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2019	$30,787	$—	$8,214	$7,802	$11,599	$5,673	$1,504	$4,816	$70,395
Impact of ASU 2016-13 adoption	3,147	—	(407)	(2,834)	3,413	(380)	4,817	4,315	12,071
Charge-offs	(8,363)	—	(213)	(19)	(105)	(254)	(314)	(597)	(9,865)
Recoveries	784	—	192	8	215	826	95	344	2,464
Provision	6,176	—	15,616	5,205	13,545	(164)	3,202	1,292	44,872
Balance at June 30, 2020	$32,531	$—	$23,402	$10,162	$28,667	$5,701	$9,304	$10,170	$119,937

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2019	$27,250	6,330	7,126	9,994	$5,518	$1,623	$4,798	$62,639
Charge-offs	(3,971)	(13)	—	(101)	(48)	(201)	(446)	(4,780)
Recoveries	276	4	60	124	1	34	574	1,073
Provision	4,125	(139)	296	(7)	515	136	(8)	4,918
Balance at June 30, 2019	$27,680	$6,182	$7,482	$10,010	$5,986	$1,592	$4,918	$63,850

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$26,306	$6,525	$7,430	$9,679	$4,914	$1,813	$5,296	$61,963
Charge-offs	(4,951)	(36)	—	(155)	(427)	(341)	(820)	(6,730)
Recoveries	584	93	100	128	329	86	744	2,064
Provision	5,741	(400)	(48)	358	1,170	34	(302)	6,553
Balance at June 30, 2019	$27,680	$6,182	$7,482	$10,010	$5,986	$1,592	$4,918	$63,850

Changes in the allowance for credit losses on unfunded commitments for the three- and six months ended June 30, 2020, were as follows:

Balance at March 31, 2020	$15,468
Provision	1,924
Balance at June 30, 2020	$17,392

Balance at December 31, 2019	$248
Impact of ASU 2016-13 adoption	13,604
Provision	3,540
Balance at June 30, 2020	$17,392

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $446.3 million at both June 30, 2020, and December 31, 2019. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent annual assessment. Due to the COVID-19 pandemic and economic conditions, an interim quantitative assessment of goodwill was performed during the second quarter of 2020, and no goodwill impairment was identified.

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

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2020, and December 31, 2019, are presented in the table below, in thousands:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$96,821	$53,996	$42,825	$96,821	$48,338	$48,483
Customer relationship intangibles	1,177	991	186	1,177	972	205
Mortgage servicing rights	9,375	4,890	4,485	7,886	2,265	5,621
Commercial servicing rights	6,990	6,006	984	6,952	5,837	1,115
Total	$114,363	$65,883	$48,480	$112,836	$57,412	$55,424

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

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Six months ending December 31, 2020	$4,918	$18	$1,524	$141	$6,601
Year ending December 31,
2021	8,691	35	740	261	9,727
2022	7,102	34	635	232	8,003
2023	6,202	34	529	157	6,922
2024	5,108	33	423	98	5,662
2025	4,265	32	317	95	4,709
Thereafter	6,539	—	317	—	6,856
Total	$42,825	$186	$4,485	$984	$48,480

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2020. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $661.7 million at June 30, 2020 compared to $616.7 million at December 31, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $12.7 million at June 30, 2020 and $5.0 million at December 31, 2019.

At June 30, 2020, the fair value of the mortgage servicing rights was estimated at $4.5 million compared to $5.6 million at December 31, 2019. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 17.10% for the June 30, 2020 valuation compared to 14.20% for the December 31, 2019 valuation. The discount rate was 9.02% for June 30, 2020 compared to 9.03% at December 31, 2019 valuations. The average capitalization rate for the first six months of 2020 ranged from 76 to 116 basis points compared to a range of 81 to 98 basis points for the first six months of 2019. Fees collected for the servicing of mortgage loans for others were $410,000 and $427,000 for the quarter ended June 30, 2020 and June 30, 2019, respectively, and $819,000 and $854,000 for the six-months ended June 30, 2020 and June 30, 2019.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2020, and June 30, 2019:

	2020	2019
Balance at January 1,	$5,621	$29,363
Originations	1,490	342
Amortization	(1,070)	(2,395)
Sale of mortgage servicing rights	—	(20,556)
Valuation allowance	(1,556)	(953)
Balance at period end	$4,485	$5,801
Mortgage servicing rights, net to servicing portfolio	0.68%	0.92%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $74.2 million at June 30, 2020 and $82.1 million at December 31, 2019. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $54,000 and $230,000 for the quarter ended June 30, 2020 and June 30, 2019, respectively, and $172,000 and $610,000 for the six-months ended June 30, 2020 and June 30, 2019.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 15.22% to 19.56% as of June 30, 2020, compared to 14.25% to 18.08% as of December 31, 2019. The discount rate range was 8.04% to 14.40% for the June 30, 2020, valuations compared to 10.65% to 13.94% for the December 31, 2019, valuations. The capitalization rate for both 2020 and 2019 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.4 million as of June 30, 2020, and $1.6 million as of December 31, 2019.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six-months ended June 30, 2020, and June 30, 2019:

	2020	2019
Balance at January 1,	$1,115	$1,709
Originations	38	73
Amortization	(169)	(403)
Balance at period end	$984	$1,379
Fair value of commercial servicing rights	$1,417	$1,851
Commercial servicing rights, net to servicing portfolio	1.32%	1.52%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At June 30, 2020, a $516,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $2.0 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2019, a $114,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $797,000 valuation allowance was required on the mortgage servicing rights 30-year tranche. At both June 30, 2020 and December 31, 2019, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2020, and December 31, 2019:

June 30, 2020	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
First Bank & Trust	1,533	1,017	516	5,478	3,469	2,009
Total	$1,533	$1,017	$516	$5,478	$3,469	$2,009
December 31, 2019
First Bank & Trust	1,482	1,368	114	5,050	4,253	797
Total	$1,482	$1,368	$114	$5,050	$4,253	$797

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at June 30, 2020, and December 31, 2019:

June 30, 2020	Book Value Less than 20 Years	Fair Value Less than 20 Years	Impairment Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years	Impairment More than 20 Years
Premier Valley Bank	1	11	—	111	140	—
Wisconsin Bank & Trust	99	236	—	773	1,030	—
Total	$100	$247	$—	$884	$1,170	$—
December 31, 2019
Premier Valley Bank	1	13	—	135	161	—
Wisconsin Bank & Trust	128	272	—	851	1,148	—
Total	$129	$285	$—	$986	$1,309	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $4.6 million of cash as collateral at June 30, 2020 compared to $1.9 million at December 31, 2019. At both June 30, 2020 and December 31, 2019, no collateral was required to be pledged by Heartland's counterparties.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the six months ended June 30, 2020, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $600,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $1.7 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at June 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2020
Interest rate swap	$25,000	$(373)	Other liabilities	0.299%	2.255%	03/17/2021
Interest rate swap	23,667	(207)	Other liabilities	2.677	3.674	05/10/2021
Interest rate swap	24,250	(2,621)	Other liabilities	2.685	5.425	07/24/2028
Interest rate swap	20,000	(1,702)	Other liabilities	0.313	2.390	06/15/2024
Interest rate swap	20,000	(1,596)	Other liabilities	0.350	2.352	03/01/2024
Interest rate swap	6,000	(97)	Other liabilities	0.313	1.866	06/15/2021
Interest rate swap	3,000	(49)	Other liabilities	1.219	1.878	06/30/2021
December 31, 2019
Interest rate swap	$25,000	$(167)	Other liabilities	1.900%	2.255%	03/17/2021
Interest rate swap	20,000	(67)	Other liabilities	2.043	3.355	01/07/2020
Interest rate swap	25,667	135	Other assets	4.215	3.674	05/10/2021
Interest rate swap	25,750	(1,384)	Other liabilities	4.280	5.425	07/24/2028
Interest rate swap	20,000	(614)	Other liabilities	1.894	2.390	06/15/2024
Interest rate swap	20,000	(561)	Other liabilities	1.907	2.352	03/01/2024
Interest rate swap	6,000	(15)	Other liabilities	1.894	1.866	06/15/2021
Interest rate swap	3,000	(9)	Other liabilities	1.831	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and six-month periods ended June 30, 2020, and June 30, 2019, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2020
Interest rate swaps	$(100)	Interest expense	$417	Other income	$—
Six Months Ended June 30, 2020
Interest rate swaps	$(3,963)	Interest expense	$600	Other income	$—
Three Months Ended June 30, 2019
Interest rate swaps	$(2,163)	Interest expense	$(100)	Other income	$—
Six Months Ended June 30, 2019
Interest rate swaps	$(3,503)	Interest expense	$(265)	Other income	$—

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

Heartland was required to pledge $4.2 million and $3.4 million of cash as collateral for these fair value hedges at June 30, 2020, and December 31, 2019, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at June 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2020
Fair value hedges	$21,048	$(2,926)	Other liabilities
December 31, 2019
Fair value hedges	21,250	(1,253)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and six- month periods ended June 30, 2020, and June 30, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2020
Fair value hedges	$4	Interest income
Six Months Ended June 30, 2020
Fair value hedges	$(1,673)	Interest income
Three Months Ended June 30, 2019
Fair value hedges	$(660)	Interest income
Six Months Ended June 30, 2019
Fair value hedges	$(1,290)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at June 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2020
Embedded derivatives	$9,416	$827	Other assets
December 31, 2019
Embedded derivatives	$9,627	$465	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and six--month periods ended June 30, 2020, and June 30, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2020
Embedded derivatives	$1	Other noninterest income
Six Months Ended June 30, 2020
Embedded derivatives	$362	Other noninterest income
Three Months Ended June 30, 2019
Embedded derivatives	$182	Other noninterest income
Six Months Ended June 30, 2019
Embedded derivatives	$1,071	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $51.6 million and $20.2 million as of June 30, 2020, and December 31, 2019, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at June 30, 2020, and $0 at December 31, 2019. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three- and six months ended June 30, 2020 and June 30, 2019, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at June 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2020
Customer interest rate swaps	$447,820	$51,791	Other assets	4.47%	2.53%
Customer interest rate swaps	447,820	(51,791)	Other liabilities	2.53	4.47
December 31, 2019
Customer interest rate swaps	$374,191	$16,927	Other assets	4.68%	4.05%
Customer interest rate swaps	374,191	(16,927)	Other liabilities	4.05	4.68

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge no collateral at both June 30, 2020, and December 31, 2019. Heartland's counterparties were required to pledge no collateral at both June 30, 2020 and December 31, 2019, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at June 30, 2020, and December 31, 2019, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2020
Interest rate lock commitments (mortgage)	Other assets	$64,501	$2,653
Forward commitments	Other assets	3,000	—
Forward commitments	Other liabilities	51,500	(281)
Undesignated interest rate swaps	Other liabilities	9,416	(827)
December 31, 2019
Interest rate lock commitments (mortgage)	Other assets	$20,356	$681
Forward commitments	Other assets	16,000	15
Forward commitments	Other liabilities	36,500	(113)
Undesignated interest rate swaps	Other liabilities	9,627	(465)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and six-month periods ended June 30, 2020, and June 30, 2019, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,296
Forward commitments	Net gains on sale of loans held for sale	962
Undesignated interest rate swaps	Other noninterest income	(1)
Six Months Ended June 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,994
Forward commitments	Net gains on sale of loans held for sale	(184)
Undesignated interest rate swaps	Other noninterest income	(362)
Three Months Ended June 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$552
Forward commitments	Net gains on sale of loans held for sale	(145)
Undesignated interest rate swaps	Other noninterest income	182
Six Months Ended June 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$816
Forward commitments	Net gains on sale of loans held for sale	(28)
Undesignated interest rate swaps	Other noninterest income	1,071

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020, and December 31, 2019, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets
Securities available for sale
U.S. government corporations and agencies	$5,842	$4,547	$1,295	$—
Mortgage and asset-backed securities	3,134,439	—	3,134,439	—
Obligations of states and political subdivisions	966,679	—	966,679	—
Equity securities with a readily determinable fair value	19,391	—	19,391	—
Derivative financial instruments(1)	52,618	—	52,618	—
Interest rate lock commitments	2,653	—	—	2,653
Total assets at fair value	$4,181,622	$4,547	$4,174,422	$2,653
Liabilities
Derivative financial instruments(2)	$62,189	$—	$62,189	$—
Forward commitments	281	—	281	—
Total liabilities at fair value	$62,470	$—	$62,470	$—
December 31, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$9,893	$8,503	$1,390	$—
Mortgage and asset-backed securities	2,577,278	—	2,577,278	—
Obligations of states and political subdivisions	707,190	—	707,190	—
Equity securities	18,435	—	18,435	—
Derivative financial instruments(1)	17,527	—	17,527	—
Interest rate lock commitments	681	—	—	681
Total assets at fair value	$3,331,019	$8,503	$3,321,835	$681
Liabilities
Derivative financial instruments(2)	$21,462	$—	$21,462	$—
Forward commitments	113	—	113	—
Total liabilities at fair value	$21,575	$—	$21,575	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent loans:
Commercial and industrial	$7,672	$—	$—	$7,672	$322
Owner occupied commercial real estate	3,982	—	—	3,982	—
Non-owner occupied commercial real estate	1,144	—	—	1,144	—
Real estate construction	132	—	—	132	—
Agricultural and agricultural real estate	11,358	—	—	11,358	—
Residential real estate	563	—	—	563	52
Consumer	162	—	—	162	—
Total collateral dependent loans	$25,013	$—	$—	$25,013	$374
Loans held for sale	$54,382	$—	$54,382	$—	$(2,001)
Other real estate owned	5,539	—	—	5,539	651
Premises, furniture and equipment held for sale	567	—	—	567	—
Servicing rights	4,485	—	—	4,485	1,556

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial and industrial	$15,173	$—	$—	$15,173	$1,114
Owner occupied commercial real estate	1,352	—	—	1,352	—
Non-owner occupied commercial real estate	1,305	—	—	1,305	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,623	—	—	12,623	1,254
Residential real estate	4,978	—	—	4,978	82
Consumer	1,033	—	—	1,033	—
Total collateral dependent impaired loans	$36,464	$—	$—	$36,464	$2,450
Loans held for sale	$26,748	$—	$26,748	$—	$(980)
Other real estate owned	6,914	—	—	6,914	947
Premises, furniture and equipment held for sale	2,967	—	—	2,967	735
Servicing rights	5,621	—	—	5,621	911

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$2,653	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	5,539	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	4,485	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	567	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent impaired loans:
Commercial	7,672	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	3,982	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Non-owner occupied commercial real estate	1,144	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Real estate construction	132	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	11,358	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Residential real estate	563	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Consumer	162	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-7%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Balance at January 1,	$681	$725
Total gains (losses) included in earnings	2,994	18
Issuances	5,734	10,702
Settlements	(6,756)	(10,764)
Balance at period end	$2,653	$681

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2020, and December 31, 2019, were $2.7 million and $681,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of June 30, 2020, and December 31, 2019, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$453,578	$453,578	$453,578	$—	$—
Time deposits in other financial institutions	3,128	3,128	3,128	—	—
Securities:
Carried at fair value	4,126,351	4,126,351	4,547	4,121,804	—
Held to maturity	90,579	101,557	—	101,557	—
Other investments	35,902	35,902	—	35,902	—
Loans held for sale	54,382	54,382	—	54,382	—
Loans, net:
Commercial and industrial	2,331,869	2,307,865	—	2,300,193	7,672
PPP	1,124,430	1,124,430	—	1,124,430	—
Owner occupied commercial real estate	1,409,869	1,400,849	—	1,396,867	3,982
Non-owner occupied commercial real estate	1,533,461	1,524,064	—	1,522,920	1,144
Real estate construction	1,087,176	1,101,835	—	1,101,703	132
Agricultural and agricultural real estate	515,072	496,297	—	484,939	11,358
Residential real estate	726,458	726,139	—	725,576	563
Consumer	398,558	397,445	—	397,283	162
Total Loans, net	9,126,893	9,078,924	—	9,053,911	25,013
Cash surrender value on life insurance	172,813	172,813	—	172,813	—
Derivative financial instruments(1)	52,618	52,618	—	52,618	—
Interest rate lock commitments	2,653	2,653	—	—	2,653
Forward commitments	30	30	—	30	—
Financial liabilities:
Deposits
Demand deposits	4,831,151	4,831,151	—	4,831,151	—
Savings deposits	6,810,296	6,810,296	—	6,810,296	—
Time deposits	1,067,252	1,067,453	—	1,067,453	—
Short term borrowings	88,631	88,631	—	88,631	—
Other borrowings	306,459	308,561	—	308,561	—
Derivative financial instruments(2)	62,189	62,189	—	62,189	—
Forward commitments	281	281	—	281	—

(1) Includes embedded derivatives and back-to-back loan swaps.
(2) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.

			Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$378,734	$378,734	$378,734	$—	$—
Time deposits in other financial institutions	3,564	3,564	3,564	—	—
Securities:
Carried at fair value	3,312,796	3,312,796	8,503	3,304,293	—
Held to maturity	91,324	100,484	—	100,484	—
Other investments	31,321	31,321	—	31,321	—
Loans held for sale	26,748	26,748	—	26,748	—
Loans, net:
Commercial and industrial	2,530,809	2,621,253	—	2,606,080	15,173
Owner occupied commercial real estate	1,472,704	1,409,388	—	1,408,036	1,352
Non-owner occupied commercial real estate	1,495,877	1,397,527	—	1,396,222	1,305
Real estate construction	1,027,081	924,041	—	924,041	—
Agricultural and agricultural real estate	565,837	576,821	—	564,198	12,623
Residential real estate	832,277	841,453	—	838,365	3,088
Consumer	443,332	470,927	—	469,939	988
Total Loans, net	8,297,522	8,243,343	—	8,206,879	36,464
Cash surrender value on life insurance	171,625	171,625	—	171,625	—
Derivative financial instruments(1)	17,527	17,527	—	17,527	—
Interest rate lock commitments	681	681	—	—	681
Financial liabilities:
Deposits
Demand deposits	3,543,863	3,543,863	—	3,543,863	—
Savings deposits	6,307,425	6,307,425	—	6,307,425	—
Time deposits	1,193,043	1,193,043	—	1,193,043	—
Short term borrowings	182,626	182,626	—	182,626	—
Other borrowings	275,773	278,169	—	278,169	—
Derivative financial instruments(1)	21,462	21,462	—	21,462	—
Forward commitments	113	113	—	113	—

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

NOTE 9: REVENUE

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which Heartland expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of Heartland's revenue streams including interest income, loan servicing income, net securities gain, net unrealized gains and losses on equity securities, net gains on sale of loans held for sale, valuation adjustment on servicing rights, income from bank owned life insurance and other noninterest income are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, trust fees and brokerage and insurance commissions are within the scope of ASC 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020, and 2019, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,476	$3,186	$6,913	$6,163
Overdraft fees	1,634	2,876	4,443	5,619
Customer service and other service fees	35	84	94	166
Credit card fee income	4,067	4,270	7,967	7,619
Debit card income	1,760	4,213	3,576	7,856
Total service charges and fees	10,972	14,629	22,993	27,423
Trust fees	4,977	4,825	9,999	9,299
Brokerage and insurance commissions	595	1,028	1,328	1,762
Total noninterest income in-scope of Topic 606	16,544	20,482	34,320	38,484

Out-of-scope of Topic 606
Loan servicing income	$379	$1,338	$1,342	$3,067
Securities gains, net	2,006	3,580	3,664	5,155
Unrealized gain on equity securities, net	680	112	449	370
Net gains on sale of loans held for sale	7,857	4,343	12,517	7,519
Valuation adjustment on servicing rights	9	(364)	(1,556)	(953)
Income on bank owned life insurance	1,167	888	1,665	1,787
Other noninterest income	1,995	1,682	4,053	3,349
Total noninterest income out-of-scope of Topic 606	14,093	11,579	22,134	20,294
Total noninterest income	$30,637	$32,061	$56,454	$58,778

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2020, and December 31, 2019, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating and Compensation Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increases the number of shares of common stock authorized for issuance to 1,460,000 and makes certain other changes to the Plan. As of June 30, 2020, 1,429,562 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

Heartland's income tax expense included $91,000 of tax expense during the six months ended June 30, 2020 and a tax benefit of $272,000 during the six months ended June 30, 2019, related to the exercise, vesting and forfeiture of equity-based awards.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2020, and June 30, 2019, 46,613 and 32,662 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2020, and 2019, and changes during the six months ended June 30, 2020 and 2019, follows:

	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	254,383	$46.76	266,995	$43.89
Granted	212,344	32.00	157,583	45.00
Vested	(118,686)	44.52	(139,623)	38.82
Forfeited	(14,648)	47.00	(18,015)	49.31
Outstanding at June 30,	333,393	$38.55	266,940	$46.97

Total compensation costs recorded for RSUs were $3.4 million and $3.6 million for the six-month periods ended June 30, 2020 and 2019. As of June 30, 2020, there were $7.9 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

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

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of June 30, 2020 and December 31, 2019, in thousands:

	Classification	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$21,474	$23,200
Operating lease liabilities	Accrued expenses and other liabilities	$22,740	$24,617

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of June 30, 2020 and 2019, in thousands:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Category	2020	2019	2020	2019
Lease Cost
Operating lease cost	Occupancy expense	$1,311	$1,462	$2,639	$2,867
Variable lease cost	Occupancy expense	16	32	32	67
Total lease cost		$1,327	$1,494	$2,671	$2,934
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications and terminations	Occupancy expense	$17	$2,464	$375	$2,464
Noncash reduction of lease liabilities arising from lease modifications and terminations	Occupancy expense	—	2,487	386	2,487

Supplemental balance sheet information				As of June 30, 2020
Weighted-average remaining operating lease term (in years)				6.53

Weighted-average discount rate for operating leases				3.00%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of June 30, 2020 are as follows, in thousands:

Six months ending December 31, 2020	$2,829
Year ending December 31,
2021	5,384
2022	4,157
2023	2,819
2024	2,106
Thereafter	7,793
Total lease payments	25,088
Less interest	(2,348)
Present value of lease liabilities	$22,740

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in this Quarterly Report on Form 10-Q, and factors including but not limited to: the impact of the COVID-19 pandemic on Heartland and U.S. and global financial markets; containment measures enacted by the U.S. federal and state governments and by private businesses in response to the COVID-19 pandemic; the deterioration of the U.S. economy in general and in the local economies in which Heartland conducts its operations; increasing credit losses due to deterioration in the financial condition of its borrowers, based on declining oil prices and asset and collateral values, which may continue to increase Heartland’s provision for credit losses and net charge-offs; civil unrest in the communities that Heartland serves; levels of unemployment in the subsidiary banks’ lending areas; real estate market values in the subsidiary banks’ lending areas; future natural disasters and increases to flood insurance premiums; the effects of past and any future terrorist threats and attacks, acts of war or threats thereof; the level of prepayments on loans and mortgage-backed securities; legislative/regulatory changes affecting banking, taxes, securities, insurance and monetary and financial matters; monetary and fiscal policies of the U.S. Government including policies of the United States Department of the Treasury and the Federal Reserve; the quality or composition of Heartland’s loan or investment portfolios; demand for loan products and financial services, deposit flows and competition in Heartland’s market areas; changes in accounting principles and guidelines; the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; Heartland’s ability to implement technological changes as anticipated and to develop and maintain secure and reliable electronic delivery systems; Heartland’s ability to retain key executives and employees and the ability of Heartland and its subsidiaries to successfully consummate acquisitions and integrate acquired operations.

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

Additionally, all statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events.

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

Heartland reported the following results for the three months ended June 30, 2020:
•net income available to common stockholders for the quarter ended June 30, 2020, was $30.1 million, or $0.82 per diluted common share, compared to $45.2 million, or $1.26 per diluted common share, for the quarter ended June 30, 2019.
•excluding tax-effected provision for credit losses of $21.2 million and tax-effected acquisition, integration and restructuring costs of $532,000, adjusted net income available to common stockholders (non-GAAP) was $51.8 million, or $1.40 of adjusted earnings per diluted common share (non-GAAP) for the second quarter of 2020, compared to $49.8 million (non-GAAP), or $1.39 of adjusted earnings per diluted common share (non-GAAP), for the second quarter of 2019, which excluded tax-effected provision for credit losses of $3.9 million and tax-effected acquisition, integration and restructuring costs of $734,000.
•return on average common equity was 7.69% and return on average assets was 0.84% for the second quarter of 2020, compared to 12.56% and 1.55%, respectively, for the same quarter in 2019.
•return on average tangible common equity (non-GAAP) of 11.97% and adjusted return on average tangible common equity (non-GAAP) of 20.02% for the second quarter of 2020 compared to 19.52% and 21.41%, respectively, for the second quarter of 2019.

Heartland reported the following results for the six months ended June 30, 2020:
•net income available to common stockholders of $50.2 million or $1.36 per diluted common share, for the six months ended June 30, 2020, compared to $76.7 million or $2.17 per diluted common share for the six months ended June 30, 2019.
•excluding tax-effected provision for credit losses of $38.2 million and tax-effected acquisition, integration and restructuring costs of $1.6 million, adjusted net income available to common stockholders (non-GAAP) was $90.0 million, or $2.44 of adjusted earnings per diluted common share (non-GAAP) for the six months ended June 30, 2020, compared to $85.4 million (non-GAAP), or $2.42 of adjusted earnings per diluted common share (non-GAAP), for the six months ended June 30, 2019, which excluded $5.2 million of tax-effected provision for credit losses and $3.6 million of tax-effected acquisition, integration and restructuring costs.
•return on average common equity was 6.32% and return on average assets was 0.73% for the first six months of 2020, compared to 11.13% and 1.35%, respectively, for the same period in 2019.
•return on average tangible common equity (non-GAAP) of 9.95% and adjusted return on average tangible common equity (non-GAAP) of 17.19% for the six months ended June 30, 2020, compared to 17.49% and 19.37%, respectively, for the six months ended June 30, 2019.

For the second quarter and first six months of 2020, Heartland's net interest margin was 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP), which compares to 4.06% (4.10% on a fully tax-equivalent basis, non-GAAP) and 4.09% (4.14% on a fully-tax equivalent basis, non-GAAP) for the second quarter and first six months of 2019, respectively.

The efficiency ratio was 55.75% for the second quarter of 2020 compared to 64.13% for the same quarter of 2019. The efficiency ratio was 58.64% for the first six months of 2020 compared to 64.52% for the first six months of 2019.

Total assets of Heartland were $15.03 billion at June 30, 2020, an increase of $1.82 billion or 14% since year-end 2019. Securities represented 28% of total assets at June 30, 2020, and 26% of total assets at December 31, 2019. Total loans held to maturity were $9.25 billion at June 30, 2020 compared to $8.37 billion at December 31, 2019, which was an increase of $878.9 million or 11%.

Total deposits were $12.71 billion as of June 30, 2020, compared to $11.04 billion at year-end 2019, an increase of $1.66 billion or 15%.

Total equity was $1.75 billion at June 30, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $44.42 at June 30, 2020, compared to $43.00 at year-end 2019. Heartland's unrealized gain on securities available for sale, net of applicable taxes, was $37.6 million at June 30, 2020, compared to an unrealized gain of $969,000, net of applicable taxes, at December 31, 2019.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

COVID-19

In March 2020, the outbreak of the novel Coronavirus Disease 2019 ("COVID-19") was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States, as well as globally. Governmental responses to the pandemic have included orders closing businesses not deemed essential and directing individuals to restrict their movements, observe social distancing and shelter in place. These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses, which have led to a loss of revenues and a rapid increase in unemployment, material decreases in commodity prices and business valuations, disruptions in global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, emergency response legislation and an expectation that the Federal Reserve will maintain a low interest rate environment for the foreseeable future.

In the first quarter of 2020, Heartland implemented and continues to operate under its pandemic management plan to assure workplace and employee safety and business resiliency. Relief and support provided to customers and communities facing challenges from the impacts of COVID-19 included the following measures:
•employees who can work from home continue to do so, while those who come into bank locations are on rotating teams to limit potential exposure;
•all in-person events and large meetings are canceled and have transitioned to virtual meetings;
•expanded time off program and enhanced health care coverage for COVID-19 related testing and treatments, and
•implemented and extended a 20% wage premium for certain customer-facing and call center employees.
•provided direct Small Business Administration ("SBA") guaranteed loans to customers via its participation in the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") Paycheck Protection Program ("PPP") by originating $1.2 billion of PPP loans;
•participated in the CARES Act SBA loan payment and deferral program for existing SBA loans; and
•contributed $1.2 million to support non-profit organizations in communities served by Heartland and its subsidiary banks.
The continued economic disruption resulting from the COVID-19 pandemic will make it difficult for some customers to repay the principal and interest on their loans, and Heartland's subsidiary banks have been working with customers to modify the terms of certain existing loans. The following table shows the total loans exposure as of June 30, 2020, and March 31, 2020, to customer segment profiles that Heartland believes will be more heavily impact by COVID-19, dollars in thousands:

	As of June 30, 2020		As of March 31, 2020
Industry	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$490,475	4.38%	$498,596	4.47%
Multi-family properties	474,610	4.24	436,931	3.92
Retail trade	407,030	3.64	367,727	3.30
Retail properties	369,782	3.31	408,506	3.66
Restaurants and bars	255,701	2.29	247,239	2.22
Nursing homes/assisted living	130,103	1.16	126,267	1.13
Oil and gas	63,973	0.57	56,302	0.50
Childcare facilities	44,968	0.40	48,455	0.43
Gaming	34,618	0.31	34,790	0.31
Total	$2,271,260	20.30%	$2,224,813	19.94%

(1) Total loans outstanding, excluding PPP loans, and unfunded commitments

As of June 30, 2020, loan modifications have been made on approximately $1.10 billion of loans in Heartland's portfolio. In accordance with interagency guidance issued in March 2020, these modifications are not considered troubled debt restructurings. Approximately 58% of these modifications are interest only for 90 days, and the remainder are primarily principal and interest deferments for 90 days. The original loan modifications will be expiring throughout the third quarter, and Heartland expects that the majority will be returning to full payment status. However, it is likely that some of the modifications will be extended for an additional 90 days in order to provide the necessary support for certain COVID-19 impacted customers.

Through June 30, 2020, Heartland's subsidiary banks funded approximately 4,800 PPP loans, totaling $1.20 billion. As of June 30, 2020, deferred fees totaling $35.3 million were recorded associated with the PPP loans, of which $3.7 million was recognized in income during the second quarter of 2020.

At June 30, 2020, Heartland had $1.12 billion of PPP loans outstanding, which was net of $31.6 million of deferred fees. Under the CARES Act, PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks.

As of June 30, 2020, approximately $211.8 million in principal amount of existing SBA loans were eligible to participate in the SBA loan payment and deferral program, pursuant to which the SBA will pay the borrower’s principal, interest and fees for a period of six months.

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
•In early March 2020, the Federal Reserve reduced the target range of its overnight funds rate to near zero, and in June 2020, stated its intention to maintain this target rate through 2022, which will continue to negatively impact Heartland’s net interest margin.
•The CARES Act was signed into law at the end of March 2020. The CARES Act provides funding to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through the PPP and other programs.
•In April 2020, the Federal Reserve provided additional funding sources for small and mid-sized businesses as well as for state and local governments as they work through cash flow stresses caused by the COVID-19 pandemic.

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

Interest Income, Net Interest Margin and Fee Income
Heartland's interest income may be reduced due to lower interest rates, more loan modifications, delinquent interest payments, and related credit losses, resulting from the economic impact of COVID-19. During the six months ended June 30, 2020, Heartland significantly increased its allowance for credit losses. The allowance for credit losses is increased through provisions for credit losses which are deducted from net interest income on Heartland’s consolidated statements of income. In keeping with guidance from regulators, Heartland is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments occur, interest income and fees accrued would need to be reversed. In such a scenario, interest income and net interest margin could be negatively impacted in future periods. However, any reduction in interest income could be offset by additional interest and fee income earned on PPP loans. At this time, Heartland is unable to project the impact of interest deferrals and interest earned on PPP loans on Heartland's net interest margin in future periods.

Capital and Liquidity
While Heartland believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its regulatory capital ratios could be adversely impacted by further credit losses. Heartland relies on cash on hand as well as dividends from its subsidiary banks to service its debt. If Heartland's capital deteriorates such that its subsidiary banks are unable to pay dividends to Heartland for an extended period of time, it may not be able to service its debt or pay dividends on its preferred or common stock.

Heartland maintains access to multiple sources of liquidity and expanded its borrowing capacity at the Federal Reserve Discount Window from two subsidiary banks to all subsidiary banks. Future access to these sources may be adversely impacted by the economic disruption of the COVID-19 pandemic. Wholesale funding markets have remained open, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on Heartland's net interest margin. If an extended recession causes large numbers of deposit customers to withdraw their funds, Heartland might become more reliant on volatile or more expensive sources of funding.

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

The sustained decline in Heartland's stock price, which management deemed to be a triggering event, caused management to perform impairment testing on its goodwill in the second quarter of 2020. Management concluded that none of the goodwill at any of Heartland's reporting units was impaired.

Processes, Controls and Business Continuity Plan
As previously discussed, Heartland has invoked and continues to operate under its pandemic management plan that includes a remote working strategy. Heartland does not anticipate incurring additional material costs related to its continued deployment of the remote working strategy. No material unmitigated operational or internal control challenges or risks have been identified to date. Heartland does not anticipate significant challenges in maintaining systems and controls due to its continued business resiliency and measures taken to manage employee and workplace safety. Heartland monitors the resiliency of its critical services providers and does not anticipate significant business disruptions at this time. Heartland does not currently face any material resource constraints through the implementation of its business continuity plans.

Credit
As a result of the current economic environment caused by the COVID-19 pandemic, Heartland is engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow Heartland to respond proactively as borrower needs and issues arise. The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term; however, once these programs have run their course, the Heartland may experience changes in the value of collateral securing outstanding loans, deterioration in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their loan terms causing credit losses. Should economic conditions worsen, Heartland could be required to further increase its allowance for credit losses and record additional credit loss expense. It is likely that Heartland's asset quality measures could worsen during future measurement periods if the effects of the COVID-19 pandemic are prolonged.

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

The allowance calculation under CECL is an expected loss model, which encompasses expected losses over the life of the loan and held to maturity securities portfolios, including expected losses due to changes in economic conditions and forecasts, such as those caused by the COVID-19 pandemic. Heartland recorded $21.5 million and $26.8 million of provision for credit losses in the first quarter and second quarter of 2020, respectively, primarily due to a deteriorating economic outlook resulting in an increase in expected credit losses. For more information, see "Provision for Credit Losses" and "Allowance for Credit Losses" below.

Entered into a Definitive Merger Agreement with AIM Bancshares, Inc.
On February 11, 2020, Heartland entered into a definitive merger agreement to acquire AIM Bancshares, Inc. and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. In the transaction, all issued and outstanding shares of AIM Bancshares stock will be exchanged for shares of Heartland common stock and cash. Shareholders of AIM Bancshares will receive 207.0 shares of Heartland common stock and $685.00 of cash for each share of AIM Bancshares. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the merger agreement. Simultaneous with the closing of the transaction, AimBank will merge with and into Heartland's Lubbock, Texas-based subsidiary, First Bank and Trust. Heartland and AIM Bancshares, Inc. are currently reviewing the corporate structure and terms of the transaction. As of June 30, 2020, AimBank had total assets of approximately $1.95 billion, which included $1.19 billion of gross loans outstanding, and approximately $1.69 billion of deposits.

Entered into a Purchase and Assumption Agreement with Johnson Financial Group, Inc.
On June 9, 2020, Arizona Bank & Trust (“AB&T”), a wholly-owned subsidiary of Heartland headquartered in Phoenix, Arizona, entered into a purchase and assumption agreement, pursuant to which AB&T will acquire certain assets and will assume substantially all of the deposits and certain other liabilities of Johnson Bank’s Arizona operations, which includes four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. Johnson Insurance Services is not a part of this transaction.

Under the terms of the purchase and assumption agreement, AB&T will acquire Johnson Bank's Arizona banking centers, which had deposits of approximately $415.3 million and loans of approximately $168.1 million as of June 30, 2020. The actual amount of deposits assumed and loans acquired will be determined at closing, which is expected to be in the fourth quarter of 2020.

Issued $115.0 Million of Preferred Equity
On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." The net proceeds of $110.7 million are expected to be used for general corporate purposes, which may include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
STATEMENT OF INCOME DATA
Interest income	$133,765	$127,003	$264,814	$247,724
Interest expense	9,619	20,295	28,157	38,061
Net interest income	124,146	106,708	236,657	209,663
Provision for credit losses	26,796	4,918	48,316	6,553
Net interest income after provision for credit losses	97,350	101,790	188,341	203,110
Noninterest income	30,637	32,061	56,454	58,778
Noninterest expenses	90,439	75,098	181,298	163,328
Income taxes	7,417	13,584	13,326	21,894
Net income available to common stockholders	$30,131	$45,169	$50,171	$76,666

Key Performance Ratios
Annualized return on average assets	0.84%	1.55%	0.73%	1.35%
Annualized return on average common equity (GAAP)	7.69	12.56	6.32	11.13
Annualized return on average tangible common equity (non-GAAP)(1)	11.97	19.52	9.95	17.49
Annualized adjusted return on average tangible common equity (non-GAAP)(1)	20.02	21.41	17.19	19.37
Annualized ratio of net charge-offs to average loans	0.11	0.19	0.17	0.12
Annualized net interest margin (GAAP)	3.81	4.06	3.81	4.09
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.85	4.10	3.85	4.14
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	55.75	64.13	58.64	64.52

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
BALANCE SHEET DATA
Investments	$4,252,832	$3,615,866	$3,435,441	$3,137,575	$2,681,419
Loans held for sale	54,382	22,957	26,748	35,427	34,575
Loans receivable held to maturity	9,246,830	8,374,236	8,367,917	7,971,608	7,853,051
Allowance for credit losses	119,937	97,350	70,395	66,222	63,850
Total assets	15,026,153	13,294,509	13,209,597	12,569,262	12,160,290
Total deposits	12,708,699	11,174,025	11,044,331	10,469,856	10,108,557
Long-term obligations	306,459	276,150	275,773	278,417	282,863
Common equity	1,636,672	1,553,714	1,578,137	1,563,843	1,521,787

Common Share Data
Book value per common share (GAAP)	$44.42	$42.21	$43.00	$42.62	$41.48
Tangible book value per common share (non-GAAP)(1)	$31.14	$28.84	$29.51	$29.62	$28.40
Common shares outstanding, net of treasury stock	36,844,744	36,807,217	36,704,278	36,696,190	36,690,061
Tangible common equity ratio (non-GAAP)(1)	7.89%	8.29%	8.52%	8.99%	8.92%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS

(Dollars in thousands, except per share data)

	As Of and For the Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$30,131	$20,040	$37,851	$34,612	$45,169
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,130	2,355	2,305	2,291	2,617
Net income excluding intangible amortization (non-GAAP)	$32,261	$22,395	$40,156	$36,903	$47,786

Average common equity (GAAP)	$1,574,902	$1,619,682	$1,570,258	$1,541,369	$1,442,388
Less average goodwill	446,345	446,345	433,374	427,097	410,642
Less average core deposit and customer relationship intangibles, net	44,723	47,632	49,389	51,704	49,868
Average tangible common equity (non-GAAP)	$1,083,834	$1,125,705	$1,087,495	$1,062,568	$981,878
Annualized return on average common equity (GAAP)	7.69%	4.98%	9.56%	8.91%	12.56%
Annualized return on average tangible common equity (non-GAAP)	11.97%	8.00%	14.65%	13.78%	19.52%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$124,146	$112,511	$112,745	$111,321	$106,708
Plus tax-equivalent adjustment(1)	1,416	1,131	1,109	1,140	1,268
Net interest income, fully tax-equivalent (non-GAAP)	$125,562	$113,642	$113,854	$112,461	$107,976

Average earning assets	$13,103,159	$11,891,455	$11,580,295	$11,102,581	$10,552,166

Annualized net interest margin (GAAP)	3.81%	3.81%	3.86%	3.98%	4.06%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.85	3.84	3.90	4.02	4.10
Purchase accounting discount	0.16	0.09	0.17	0.23	0.18

	As Of and For the Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,636,672	$1,553,714	$1,578,137	$1,563,843	$1,521,787
Less goodwill	446,345	446,345	446,345	427,097	427,097
Less core deposit and customer relationship intangibles, net	43,011	45,707	48,688	49,819	52,718
Tangible common equity (non-GAAP)	$1,147,316	$1,061,662	$1,083,104	$1,086,927	$1,041,972

Common shares outstanding, net of treasury stock	36,844,744	36,807,217	36,704,278	36,696,190	36,690,061
Common equity (book value) per share (GAAP)	$44.42	$42.21	$43.00	$42.62	$41.48
Tangible book value per common share (non-GAAP)	$31.14	$28.84	$29.51	$29.62	$28.40

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,147,316	$1,061,662	$1,083,104	$1,086,927	$1,041,972

Total assets (GAAP)	$15,026,153	$13,294,509	$13,209,597	$12,569,262	$12,160,290
Less goodwill	446,345	446,345	446,345	427,097	427,097
Less core deposit and customer relationship intangibles, net	43,011	45,707	48,688	49,819	52,718
Total tangible assets (non-GAAP)	$14,536,797	$12,802,457	$12,714,564	$12,092,346	$11,680,475
Tangible common equity ratio (non-GAAP)	7.89%	8.29%	8.52%	8.99%	8.92%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019
Net interest income (GAAP)	$124,146	$112,511	$112,745	$111,321	$106,708
Tax-equivalent adjustment(1)	1,416	1,131	1,109	1,140	1,268
Fully tax-equivalent net interest income	125,562	113,642	113,854	112,461	107,976
Noninterest income	30,637	25,817	28,030	29,400	32,061
Securities gains, net	(2,006)	(1,658)	(491)	(2,013)	(3,580)
Unrealized (gain)/loss on equity securities, net	(680)	231	(11)	(144)	(112)
Gain on extinguishment of debt	—	—	—	(375)	—
Valuation adjustment on servicing rights	(9)	1,565	(668)	626	364
Adjusted revenue (non-GAAP)	$153,504	$139,597	$140,714	$139,955	$136,709

Total noninterest expenses (GAAP)	$90,439	$90,859	$92,866	$92,967	$75,098
Less:
Core deposit and customer relationship intangibles amortization	2,696	2,981	2,918	2,899	3,313
Partnership investment in tax credit projects	791	184	3,038	3,052	1,465
(Gain)/loss on sales/valuation of assets, net	701	16	1,512	356	(18,286)
Acquisition, integration and restructuring costs	673	1,376	537	1,500	929
Adjusted noninterest expenses (non-GAAP)	$85,578	$86,302	$84,861	$85,160	$87,677
Efficiency ratio, fully tax-equivalent (non-GAAP)	55.75%	61.82%	60.31%	60.85%	64.13%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$122	$44	$—	$100	$100
Occupancy	—	—	11	—	10
Furniture and equipment	15	24	7	(4)	84
Professional fees	505	996	462	855	624
Advertising	4	89	31	115	52
(Gain)/loss on sales/valuations of assets, net	—	—	—	—	—
Other noninterest expenses	27	223	26	434	59
Total acquisition, integration and restructuring costs	$673	$1,376	$537	$1,500	$929
After tax impact on diluted earnings per share(1)	$0.01	$0.03	$0.01	$0.03	$0.02

Reconciliation of Adjusted Net Income and Adjusted Diluted EPS (non-GAAP)
Net income (GAAP)	$30,131	$20,040	$37,851	$34,612	$45,169
Provision for credit losses(1)	21,169	17,001	3,873	4,109	3,885
Acquisition, integration and restructuring costs(1)	532	1,087	424	1,185	734
Adjusted net income (non-GAAP)	$51,832	$38,128	$42,148	$39,906	$49,788
Diluted earnings per share (GAAP)	$0.82	$0.54	$1.03	$0.94	$1.26
Adjusted diluted earnings per share (non-GAAP)	$1.40	$1.03	$1.14	$1.08	$1.39

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income (non-GAAP)	$51,832	$38,128	$42,148	$39,906	$49,788
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,130	2,355	2,305	2,291	2,617
Adjusted net income excluding intangible amortization (non-GAAP)	$53,962	$40,483	$44,453	$42,197	$52,405
Average tangible common equity (non-GAAP)	$1,083,834	$1,125,705	$1,087,495	$1,062,568	$981,878
Annualized adjusted return on average tangible common equity (non-GAAP)	20.02%	14.46%	16.22%	15.76%	21.41%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income (GAAP)	$30,131	$45,169	$50,171	$76,666
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,130	2,617	4,485	4,862
Net income excluding intangible amortization (non-GAAP)	$32,261	$47,786	$54,656	$81,528

Average common equity (GAAP)	$1,574,902	$1,442,388	$1,597,292	$1,389,612
Less average goodwill	446,345	410,642	446,345	401,207
Less average core deposit and customer relationship intangibles, net	44,723	49,868	46,177	48,188
Average tangible common equity (non-GAAP)	$1,083,834	$981,878	$1,104,770	$940,217
Annualized return on average common equity (GAAP)	7.69%	12.56%	6.32%	11.13%
Annualized return on average tangible common equity (non-GAAP)	11.97%	19.52%	9.95%	17.49%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$124,146	$106,708	$236,657	$209,663
Plus tax-equivalent adjustment(1)	1,416	1,268	2,547	2,680
Net interest income, fully tax-equivalent (non-GAAP)	$125,562	$107,976	$239,204	$212,343

Average earning assets	$13,103,159	$10,552,166	$12,497,307	$10,342,229

Annualized net interest margin (GAAP)	3.81%	4.06%	3.81%	4.09%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.85	4.10	3.85	4.14
Purchase accounting discount amortization on loans included in annualized net interest margin	0.16	0.18	0.10	0.17

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$124,146	$106,708	$236,657	$209,663
Tax-equivalent adjustment(1)	1,416	1,268	2,547	2,680
Fully tax-equivalent net interest income	125,562	107,976	239,204	212,343
Noninterest income	30,637	32,061	56,454	58,778
Securities gains, net	(2,006)	(3,580)	(3,664)	(5,155)
Unrealized (gain)/loss on equity securities, net	(680)	(112)	(449)	(370)
Valuation adjustment on servicing rights	(9)	364	1,556	953
Adjusted revenue (non-GAAP)	$153,504	$136,709	$293,101	$266,549

Total noninterest expenses (GAAP)	$90,439	$75,098	$181,298	$163,328
Less:
Core deposit and customer relationship intangibles amortization	2,696	3,313	5,677	6,155
Partnership investment in tax credit projects	791	1,465	975	1,940
(Gain)/loss on sales/valuation of assets, net	701	(18,286)	717	(21,290)
Acquisition, integration and restructuring costs	673	929	2,049	4,543
Adjusted noninterest expenses (non-GAAP)	$85,578	$87,677	$171,880	$171,980
Efficiency ratio, fully tax-equivalent (non-GAAP)	55.75%	64.13%	58.64%	64.52%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$122	$100	$166	$716
Occupancy	—	10	—	1,204
Furniture and equipment	15	84	39	84
Professional fees	505	624	1,501	1,048
Advertising	4	52	93	57
(Gain)/loss on sales/valuations of assets, net	—	—	—	1,003
Other noninterest expenses	27	59	250	431
Total acquisition, integration and restructuring costs	$673	$929	$2,049	$4,543
After tax impact on diluted earnings per share(1)	$0.01	$0.02	$0.04	$0.10

Reconciliation of Adjusted Net Income and Adjusted Diluted EPS (non-GAAP)
Net income (GAAP)	$30,131	$45,169	$50,171	$76,666
Provision for credit losses(1)	21,169	3,885	38,170	5,177
Acquisition, integration and restructuring costs(1)	532	734	1,619	3,589
Adjusted net income (non-GAAP)	$51,832	$49,788	$89,960	$85,432
Diluted earnings per share (GAAP)	$0.82	$1.26	$1.36	$2.17
Adjusted diluted earnings per share (non-GAAP)	$1.40	$1.39	$2.44	$2.42

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income (non-GAAP)	$51,832	$49,788	$89,960	$85,432
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	2,130	2,617	4,485	4,862
Adjusted net income excluding intangible amortization (non-GAAP)	$53,962	$52,405	$94,445	$90,294
Average tangible common equity (non-GAAP)	$1,083,834	$981,878	$1,104,770	$940,217
Annualized adjusted return on average tangible common equity (non-GAAP)	20.02%	21.41%	17.19%	19.37%

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
•Annualized return on average tangible common equity is net income excluding intangible amortization calculated as (1) net income excluding tax-effected core deposit and customer relationship intangibles amortization, divided by (2) average common equity less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate use of equity, financial condition and capital strength.
•Adjusted net income, adjusted return on average tangible common equity and adjusted diluted earnings per share exclude tax-effected provision for credit losses and acquisition, integration and restructuring costs. Management believes the presentation of these non-GAAP measures are useful to compare net income, return on average tangible common equity and earnings per share results excluding the variability of credit loss provisions and acquisition, integration and restructuring costs.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Heartland's success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix for the quarters ended June 30, 2020 and 2019 and the six-month periods ended June 30, 2020 and 2019. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. Growth in interest income on a tax-equivalent basis was largely due to the increase in average earning assets primarily from recent acquisitions and loan growth, including PPP loans. Decreases in total interest expense were primarily the result of declining interest rates. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP. Refer to the "Financial Highlights" above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

For the Quarters ended June 30, 2020 and 2019
Net interest margin, expressed as a percentage of average earning assets, was 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2020, compared to 4.06% (4.10% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2019. Excluding the impact of the PPP loans, Heartland's net interest margin on a fully tax-equivalent basis (non-GAAP) for the second quarter of 2020 was 3.95%. For the second quarter of 2020, Heartland's net interest margin included 16 basis points of purchase accounting discount amortization on loans compared to 18 basis points in the same quarter of 2019.

Total interest income for the second quarter of 2020 was $133.8 million, an increase of $6.8 million or 5%, compared to $127.0 million recorded in the second quarter of 2019. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $1.4 million for the second quarter of 2020 and $1.3 million for the second quarter of 2019. With these adjustments, total interest income on a tax-equivalent basis was $135.2 million for the second quarter of 2020, an increase of $6.9 million or 5%, compared to $128.3 million for the second quarter of 2019.

Average earning assets increased $2.55 billion or 24% to $13.10 billion from $10.55 billion in the second quarter of 2019, which was primarily attributable to recent acquisitions and loan growth, including PPP loans. The average interest rate on earning assets decreased 73 basis points to 4.15% for the second quarter of 2020 compared to 4.88% for the same quarter in 2019, which was primarily due to recent decreases in market interest rates and the lower yield on PPP loans, which was 2.64% for the second quarter of 2020.

Total interest expense for the second quarter of 2020 was $9.6 million, a decrease of $10.7 million or 53% from $20.3 million in the second quarter of 2019, which was the result of an increase in average interest bearing liabilities partially offset by declining interest rates. The average interest rate paid on Heartland's interest bearing deposits decreased 67 basis points to 0.32% for the second quarter of 2020 compared to 0.99% for the second quarter of 2019. The average interest rate paid on savings deposits was 0.14% during the second quarter of 2020 compared to 0.89% for the second quarter of 2019, and the average interest rate paid on time deposits was 1.38% for the second quarter of 2020 compared to 1.49% for the second quarter of 2019. The average interest rate paid on Heartland's borrowings was 3.80% for the second quarter of 2020 compared to 4.52% in the second quarter of 2019.

For the quarter ended June 30, 2020, average interest bearing liabilities were $8.16 billion, an increase of $1.28 billion or 19%, from $6.87 billion for the quarter ended June 30, 2019. Average interest bearing deposits increased $1.28 billion or 20% to $7.79 billion for the quarter ended June 30, 2020, from $6.50 billion in the same quarter in 2019, which was primarily attributable to recent acquisitions and deposit growth. Average borrowings decreased $389,000 or less than 1% to $368.9 million during the second quarter of 2020 from $369.3 million during the same quarter in 2019.
Net interest income increased $17.4 million or 16% to $124.1 million in the second quarter of 2020 from $106.7 million in the second quarter of 2019. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $125.6 million during the second quarter of 2020, an increase of $17.6 million or 16% from $108.0 million during the second quarter of 2019.

For the Six Months ended June 30, 2020 and 2019

Net interest margin, expressed as a percentage of average earning assets, was 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2020, compared to 4.09% (4.14% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2019. Excluding the impact of the PPP loans, Heartland's net interest margin on a fully tax-equivalent basis (non-GAAP) for the first six months of 2020 was 3.90%. For the six months ended June 30, 2020, Heartland's net interest margin included 10 basis points of purchase accounting discount amortization on loans compared to 17 basis points in the same period of 2019.

Total interest income for the first six months of 2020 was $264.8 million, an increase of $17.1 million or 7%, compared to $247.7 million recorded in the second quarter of 2019. The tax-equivalent adjustments for income taxes saved on the interest earned on nontaxable securities and loans were $2.5 million for the first six months of 2020 and $2.7 million for the first six months of 2019. With these adjustments, total interest income on a tax-equivalent basis was $267.4 million for the first six months of 2020, an increase of $17.0 million or 7%, compared to $250.4 million for the same period of 2019.

Average earning assets increased $2.16 billion or 21% to $12.50 billion from $10.34 billion for the first six months of 2019, which was primarily attributable to recent acquisitions and loan growth, including PPP loans. The average interest rate on earning assets decreased 58 basis points to 4.30% for the six months ended June 30, 2020, compared to 4.88% for the same period in 2019, which was primarily due to recent decreases in market interest rates and the lower yield on PPP loans, which was 2.64% for the first six months of 2020.

Total interest expense for the six months ended June 30, 2020, was $28.2 million, a decrease of $9.9 million or 26% from $38.1 million for the same period of 2019, which was primarily the result of decreases in market interest rates. The average interest rate paid on Heartland's interest bearing deposits decreased 38 basis points to 0.55% for the six months ended June 30, 2020, compared to 0.93% for the same period of 2019. The average interest rate paid on savings deposits was 0.39% during the first six months of 2020 compared to 0.85% for the same period of 2019, and the average interest rate paid on time deposits was 1.48% for the first six months of 2020 compared to 1.37% for the first six months of 2019. The average interest rate paid on Heartland's borrowings was 3.80% and 4.21% for the first six months of 2020 and 2019, respectively.

Average interest bearing liabilities were $8.00 billion for the first six months of 2020, an increase of $1.25 billion or 19%, from $6.75 billion for the same period of 2019. Average interest bearing deposits increased $1.27 billion or 20% to $7.61 billion for the first six months of June 30, 2020, from $6.33 billion in the period in 2019, which was primarily attributable to recent acquisitions and deposit growth. Average borrowings decreased $24.1 million or 6% to $393.3 million during the first six months of 2020 from $417.5 million during the same period in 2019.
Net interest income increased $27.0 million or 13% to $236.7 million for the first six months of 2020 from $209.7 million in the same period of 2019. After the tax-equivalent adjustment discussed above, net interest income on a tax-equivalent basis totaled $239.2 million during the first six months of 2020, an increase of $26.9 million or 13% from $212.3 million during the same period of 2019.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)
	For the Quarter Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$3,375,245	$23,362	2.78%	$3,132,103	$21,731	2.79%	$2,217,863	$16,123	2.92%
Nontaxable(1)	433,329	4,233	3.93	288,535	2,763	3.85	324,164	3,233	4.00
Total securities	3,808,574	27,595	2.91	3,420,638	24,494	2.88	2,542,027	19,356	3.05
Interest on deposits with other banks and short-term investments	210,347	54	0.10	181,320	721	1.60	424,262	2,299	2.17
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)(3)
Commercial and industrial(1)	2,453,066	30,759	5.04	2,607,513	32,454	5.01	2,436,443	31,991	5.27
PPP loans	916,405	6,017	2.64	—	—	—	—	—	—
Owner occupied commercial real estate	1,426,019	17,670	4.98	1,433,160	18,581	5.21	1,312,149	18,659	5.70
Non-owner occupied commercial real estate	1,540,958	19,055	4.97	1,472,268	19,530	5.34	1,134,298	17,683	6.25
Real estate construction	1,100,514	12,589	4.60	1,045,836	12,845	4.94	900,733	13,195	5.88
Agricultural and agricultural real estate	532,668	6,171	4.66	552,968	7,039	5.12	566,315	7,465	5.29
Residential mortgage	795,149	9,586	4.85	819,730	10,421	5.11	872,633	11,129	5.12
Consumer	422,134	5,685	5.42	432,745	6,095	5.66	425,991	6,494	6.11
Less: allowance for loan losses	(102,675)	—	—	(74,723)	—	—	(62,685)	—	—
Net loans	9,084,238	107,532	4.76	8,289,497	106,965	5.19	7,585,877	106,616	5.64
Total earning assets	13,103,159	135,181	4.15%	11,891,455	132,180	4.47%	10,552,166	128,271	4.88%
Nonearning Assets	1,288,697			1,256,718			1,156,372
Total Assets	$14,391,856			$13,148,173			$11,708,538
Interest Bearing Liabilities
Savings	$6,690,504	$2,372	0.14%	$6,277,528	$10,082	0.65%	$5,360,355	$11,895	0.89%
Time deposits	1,096,386	3,762	1.38	1,146,619	4,500	1.58	1,142,842	4,243	1.49
Short-term borrowings	82,200	61	0.30	141,807	296	0.84	92,977	338	1.46
Other borrowings	286,663	3,424	4.80	275,987	3,660	5.33	276,275	3,819	5.54
Total interest bearing liabilities	8,155,753	9,619	0.47%	7,841,941	18,538	0.95%	6,872,449	20,295	1.18
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,501,488			3,547,046			3,287,559
Accrued interest and other liabilities	153,618			139,504			106,142
Total noninterest bearing liabilities	4,655,106			3,686,550			3,393,701
Equity	1,580,997			1,619,682			1,442,388
Total Liabilities and Equity	$14,391,856			$13,148,173			$11,708,538
Net interest income, fully tax-equivalent (non-GAAP)(4)		$125,562			$113,642			$107,976
Net interest spread(1)			3.68%			3.52%			3.70%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(4)			3.85%			3.84%			4.10%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) In conjunction with the adoption of ASU 2016-13, Heartland reclassified loan balances to align more closely with FDIC codes. All prior period balances have been adjusted.
(4) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
DOLLARS IN THOUSANDS
	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$3,253,675	$45,093	2.79%	$2,193,576	$31,999	2.94%
Nontaxable(1)	360,932	6,996	3.90	357,757	7,148	4.03
Total securities	3,614,607	52,089	2.90	2,551,333	39,147	3.09
Interest bearing deposits with other banks and other short-term investments	195,833	775	0.80	321,922	3,591	2.25
Federal funds sold	—	—	—	278	4	2.90
Loans:(2)(3)
Commercial and industrial(1)	2,530,349	63,213	5.02	2,381,953	62,380	5.28
PPP loans	458,202	6,017	2.64	—	—	—
Owner occupied commercial real estate	1,429,560	36,251	5.10	1,285,930	36,190	5.68
Non-owner occupied commercial real estate	1,506,583	38,585	5.15	1,130,756	35,106	6.26
Real estate construction	1,073,175	25,434	4.77	866,548	25,066	5.83
Agricultural and agricultural real estate	542,818	13,210	4.89	567,330	14,668	5.21
Residential mortgage	807,440	20,007	4.98	878,691	21,415	4.91
Consumer	427,439	11,780	5.54	420,152	12,837	6.16
Less: allowance for loan losses	(88,699)	—	—	(62,664)	—	—
Net loans	8,686,867	214,497	4.97	7,468,696	207,662	5.61
Total earning assets	12,497,307	267,361	4.30%	10,342,229	250,404	4.88%
Nonearning Assets	1,272,708			1,146,866
Total Assets	$13,770,015			$11,489,095
Interest Bearing Liabilities
Savings	$6,484,016	$12,454	0.39%	$5,241,428	$21,978	0.85%
Time deposits	1,121,502	8,262	1.48	1,089,091	7,373	1.37
Short-term borrowings	112,004	357	0.64	143,901	1,227	1.72
Other borrowings	281,325	7,084	5.06	273,570	7,483	5.52
Total interest bearing liabilities	7,998,847	28,157	0.71%	6,747,990	38,061	1.14%
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,024,267			3,244,161
Accrued interest and other liabilities	146,561			107,332
Total noninterest bearing liabilities	4,170,828			3,351,493
Stockholders' Equity	1,600,340			1,389,612
Total Liabilities and Stockholders' Equity	$13,770,015			$11,489,095
Net interest income, fully tax-equivalent (non-GAAP)(4)		$239,204			$212,343
Net interest spread(1)			3.59%			3.74%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(4)			3.85%			4.14%
Interest bearing liabilities to earning assets	64.00%			65.25%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) In conjunction with the adoption of ASU 2016-13, Heartland reclassified loan balances to more closely align with FDIC codes. All prior period balances have been adjusted.
(4) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for credit losses. The following table shows the components of Heartland's provision for credit losses for the three and six months ended June 30, 2020 and 2019, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for credit losses-loans	$25,007	$4,918	$44,872	$6,553
Provision for credit losses-unfunded commitments(1)	1,924	—	3,540	—
Provision for credit losses-held to maturity securities(2)	(135)	—	(96)	—
Total provision expense	$26,796	$4,918	$48,316	$6,553

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was immaterial, and therefore prior periods are not presented.
(2) Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

Provision for credit losses on loans totaled $25.0 million for the second quarter of 2020 compared to $19.9 million for the first quarter of 2020 and $4.9 million in the second quarter of 2019. Heartland recorded $11.6 million of provision expense for one owner-occupied commercial real estate sand fracking company relationship that was individually assessed for allowance for credit losses in the second quarter of 2020. For the first six months of 2020, the provision for credit losses on loans increased $38.3 million to $44.9 million compared to $6.6 million for the first six months of 2019. The continued deteriorating economic outlook negatively impacted the provision for credit losses on loans for the quarter and the six months ended June 30, 2020.

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

Heartland believes the allowance for credit losses as of June 30, 2020, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if current economic conditions resulting from COVID-19 continue or further deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses. Due to the deteriorating economic conditions resulting from the COVID-19 pandemic, Heartland expects the provision for credit losses to remain elevated.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and six--month periods ended June 30, 2020, and 2019, in thousands:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Service charges and fees	$10,972	$14,629	$(3,657)	(25)%
Loan servicing income	379	1,338	(959)	(72)
Trust fees	4,977	4,825	152	3
Brokerage and insurance commissions	595	1,028	(433)	(42)
Securities gains, net	2,006	3,580	(1,574)	44
Unrealized gain on equity securities, net	680	112	568	507
Net gains on sale of loans held for sale	7,857	4,343	3,514	81
Valuation adjustment on servicing rights	9	(364)	373	(102)
Income on bank owned life insurance	1,167	888	279	31
Other noninterest income	1,995	1,682	313	19
Total noninterest income	$30,637	$32,061	$(1,424)	(4)%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Service charges and fees	$22,993	$27,423	$(4,430)	(16)%
Loan servicing income	1,342	3,067	(1,725)	(56)
Trust fees	9,999	9,299	700	8
Brokerage and insurance commissions	1,328	1,762	(434)	(25)
Securities gains, net	3,664	5,155	(1,491)	(29)
Unrealized gain on equity securities, net	449	370	79	21
Net gains on sale of loans held for sale	12,517	7,519	4,998	66
Valuation adjustment on servicing rights	(1,556)	(953)	(603)	63
Income on bank owned life insurance	1,665	1,787	(122)	(7)
Other noninterest income	4,053	3,349	704	21
Total noninterest income	$56,454	$58,778	$(2,324)	(4)%

Total noninterest income totaled $30.6 million during the second quarter of 2020 compared to $32.1 million during the second quarter of 2019, a decrease of $1.4 million or 4%. Total noninterest income totaled $56.5 million for the first six months of 2020 compared to $58.8 million for the first six months of 2019, which was a decrease of $2.3 million or 4%.

Notable changes in noninterest income categories for the three- and six months ended June 30, 2020 and 2019 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and six--month periods ended June 30, 2020, and 2019, in thousands:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Service charges and fees on deposit accounts	$3,476	$3,186	$290	9%
Overdraft fees	1,634	2,876	(1,242)	(43)
Customer service and other service fees	35	84	(49)	(58)
Credit card fee income	4,067	4,270	(203)	(5)
Debit card income	1,760	4,213	(2,453)	(58)
Total service charges and fees	$10,972	$14,629	$(3,657)	(25)%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Service charges and fees on deposit accounts	$6,913	$6,163	$750	12%
Overdraft fees	4,443	5,619	(1,176)	(21)
Customer service and other service fees	94	166	(72)	(43)
Credit card fee income	7,967	7,619	348	5
Debit card income	3,576	7,856	(4,280)	(54)
Total service charges and fees	$22,993	$27,423	$(4,430)	(16)%

Total service charges and fees decreased $3.7 million or 25% to $11.0 million during the second quarter of 2020 compared to $14.6 million during the second quarter of 2019. Total service charge and fees decreased $4.4 million or 16% to $23.0 million for the six months ended June 30, 2020, compared to $27.4 million for the six months ended June 30, 2019. The decreases for the three- and six-month results were primarily attributable to decreases in overdraft fees and debit card income

Overdraft fees totaled $1.6 million for the second quarter of 2020 compared to $2.9 million for the second quarter of 2019, which was a decrease of $1.2 million or 43%. For the six months ended June 30, 2020 and 2019, overdraft fees totaled $4.4 million and $5.6 million, respectively, which was a decrease of $1.2 million or 21%. The decreases for both the three- and six-month periods was primarily attributable to reduced customer activity due to the COVID-19 pandemic.

Debit card income decreased $2.5 million or 58% to $1.8 million for the second quarter of 2020 compared to $4.2 million for the second quarter of 2019. For the six months ended June 30, 2020 and 2019, debit card income totaled $3.6 million and $7.9 million, respectively, which was a decrease of $4.3 million or 54%. The decrease was primarily attributable to reduced volume due to the COVID-19 pandemic and the impact of the Durbin Amendment, which restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment was effective for Heartland on July 1, 2019.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and six--month periods ended June 30, 2020, and 2019, in thousands:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Commercial and agricultural loan servicing fees(1)	$730	$735	$(5)	(1)%
Residential mortgage servicing fees	410	1,355	(945)	(70)
Mortgage servicing rights amortization	(761)	(752)	(9)	(1)
Total loan servicing income	$379	$1,338	$(959)	(72)%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,591	$1,496	$95	6%
Residential mortgage servicing fees	819	3,965	(3,146)	(79)
Mortgage servicing rights amortization	(1,068)	(2,394)	1,326	55
Total loan servicing income	$1,342	$3,067	$(1,725)	(56)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $379,000 during the second quarter of 2020 compared to $1.3 million during the second quarter of 2019, a decrease of $959,000 or 72%. For the six months ended June 30, 2020, loan servicing income totaled $1.3 million compared to $3.1 million for the six months ended June 30, 2019, which was a decrease of $1.7 million or 56%. The decrease was due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company and the increased mortgage servicing rights amortization due to increased mortgage loan refinancing activity in response to recent declines in mortgage interest rates. The sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company, which occurred on April 30, 2019, did not impact the residential mortgage servicing portfolio of Heartland's First Bank & Trust subsidiary.

Net Gains on Sale of Loans Held for Sale
During the second quarter of 2020, net gains on sale of loans held for sale totaled $7.9 million compared to $4.3 million during the same period in 2019, an increase of $3.5 million or 81%. During the first six months of 2020, net gains on sale of loans held for sale totaled $12.5 million compared to $7.5 million during the first six months of 2019, which was an increase of $5.0 million or 66%. The increase for both the three- and six-month comparisons was primarily due to an increase in residential mortgage loan refinancing activity in response to the recent declines in mortgage interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights increased $603,000 or 63% to $1.6 million in the six months ended June 30, 2020 compared to $1.0 million for the six months ended June 30, 2019, primarily due to recent declines in mortgage interest rates.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three- and six-month periods ended June 30, 2020, and 2019, in thousands:

	Three Months Ended June 30,
	2020	2019	Change	% Change
Salaries and employee benefits	$50,118	$49,895	$223	—%
Occupancy	6,502	6,426	76	1
Furniture and equipment	2,993	3,136	(143)	(5)
Professional fees	13,676	14,344	(668)	(5)
Advertising	995	2,609	(1,614)	(62)
Core deposit and customer relationship intangibles amortization	2,696	3,313	(617)	(19)
Other real estate and loan collection expenses, net	203	162	41	25
(Gain)/loss on sales/valuations of assets, net	701	(18,286)	18,987	(104)
Acquisition, integration and restructuring costs	673	929	(256)	(28)
Partnership investment in tax credit projects	791	1,465	(674)	(46)
Other noninterest expenses	11,091	11,105	(14)	—
Total noninterest expenses	$90,439	$75,098	$15,341	20%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Salaries and employee benefits	$100,075	$100,180	$(105)	—%
Occupancy	12,973	13,033	(60)	—
Furniture and equipment	6,101	5,828	273	5
Professional fees	26,149	25,366	783	3
Advertising	3,200	4,929	(1,729)	(35)
Core deposit and customer relationship intangibles amortization	5,677	6,155	(478)	(8)
Other real estate and loan collection expenses, net	537	863	(326)	(38)
(Gain)/loss on sales/valuations of assets, net	717	(21,290)	22,007	(103)
Acquisition, integration and restructuring costs	2,049	4,543	(2,494)	(55)
Partnership investment in tax credit projects	975	1,940	(965)	(50)
Other noninterest expenses	22,845	21,781	1,064	5
Total noninterest expenses	$181,298	$163,328	$17,970	11%

For the second quarter of 2020, noninterest expenses totaled $90.4 million compared to $75.1 million during the second quarter of 2019, an increase of $15.3 million or 20%. For the six months ended June 30, 2020, total noninterest expense was $181.3 million, an increase of $18.0 million or 11% from $163.3 million for the six months ended June 30, 2019.

Notable changes in noninterest expense categories for the three- and six months ended June 30, 2020 and 2019 are as follows:

Advertising
Advertising expense totaled $1.0 million for the quarter ended June 30, 2020 compared to $2.6 million for the same quarter in 2019, which was a decrease of $1.6 million or 62%. For the six months ended June 30, 2020 and 2019, advertising expense totaled $3.2 million and $4.9 million, respectively, which was a decrease of $1.7 million or 35%. Heartland has adjusted its advertising strategy in response to changes in business practices due to the COVID-19 pandemic.

Gain/Loss on Sales/Valuations of Assets, Net
Net losses on sales/valuations of assets totaled $701,000 for the second quarter of 2020 compared to net gains on sales/valuations of assets of $18.3 million for the second quarter of 2019. For the six months ended June 30, 2020, net losses on sales/valuations of assets totaled $717,000 compared to net gains on sales/valuation of assets of $21.3 million. During the second quarter and first six months of 2019, Heartland completed several strategic initiatives that resulted in net gains, which included the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company and several branch locations across Heartland's footprint.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $673,000 and $929,000 for the second quarter of 2020 and 2019, respectively, which was a decrease of $256,000 or 28%. For the six months ended June 30, 2020, acquisition, integration and restructuring costs totaled $2.0 million compared to $4.5 million for the same period of 2019, which was a decrease of $2.5 million or 55%. In the first quarter of 2019, Heartland recorded $2.2 million of anticipated lease buyout expense, fixed asset disposals and software discontinuation fees related to the discontinuation of Heartland's legacy mortgage operations and consumer finance business.
Efficiency Ratio

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis, with the goal of reducing it to the 55-60% range over the next twelve to eighteen months. During the second quarter of 2020, Heartland's efficiency ratio on a fully tax-equivalent basis decreased by 838 basis points to 55.75% in comparison with 64.13% for the quarter ended June 30, 2019. The improvement of the efficiency ratio was primarily attributable to higher fully tax-equivalent net interest income, which increased $17.6 million or 16% to $125.6 million for the second quarter of 2020 from $108.0 million for the second quarter of 2019.

For the first six months of 2020, Heartland's efficiency ratio was 58.64%, which was a decrease of 588 basis points from 64.52% for the first six months of 2019. The improvement of the efficiency ratio was primarily attributable to higher fully-tax equivalent net interest income, which increased $26.9 million or 13% to $239.2 million for the first six months of 2020 from $212.3 million for the same period of 2019.

Income Taxes

Heartland's effective tax rate was 19.75% for the second quarter of 2020 compared to 23.12% for the second quarter of 2019. The following items impacted Heartland's second quarter 2020 and 2019 tax calculations:
•Solar energy tax credits of $798,000 and $911,000 for the second quarter of 2020 and 2019, respectively.
•Federal low-income housing tax credits of $195,000 and $281,000 for the second quarter of 2020 and 2019, respectively.
•New markets tax credits of $75,000 during the second quarter of 2020 compared to $0 in the second quarter of 2019.
•Tax-exempt interest income as a percentage of pre-tax income increased to 14.19% during the second quarter of 2020 compared to 8.09% for the second quarter of 2019.
•Tax expense of $66,000 in the second quarter of 2020 compared to $64,000 in the second quarter of 2019 resulting from the vesting of restricted stock unit awards.

Heartland's effective tax rate was 20.99% for the first six months of 2020 compared to 22.21% for the first six months of 2019. The following items impacted Heartland's tax calculation for the first six months of 2020 and 2019:
•Solar energy tax credits of $874,000 and $1.2 million for the first six months of 2020 and 2019, respectively.
•Federal low-income housing tax credits of $390,000 and $562,000 for the first six months of 2020 and 2019, respectively.
•New markets tax credits of $150,000 during the first six months of 2020 compared to $0 in the first six months of 2019.
•Tax-exempt interest income as a percentage of pre-tax income increased to 15.09% during the first six months of 2020 compared to 10.23% for the first six months of 2019.
•Tax expense of $91,000 in the first six months of 2020 compared to a tax benefit of $272,000 in the first six months of 2019 resulting from the vesting of restricted stock unit awards. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $15.03 billion at June 30, 2020, an increase of $1.82 billion or 14% since December 31, 2019. Securities represented 28% and 26% of total assets at June 30, 2020, and December 31, 2019, respectively.

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

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential mortgage loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in several of Heartland's southwestern markets. First Bank & Trust services the loans it sells into the secondary market.

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

Total loans held to maturity were $9.25 billion at June 30, 2020, and $8.37 billion at December 31, 2019, an increase of $878.9 million or 11%. The following table shows the changes in loan balances by loan category since December 31, 2019, in thousands:

	June 30, 2020	December 31, 2019	Change	% Change
Commercial and industrial	$2,364,400	$2,530,809	$(166,409)	(7)%
PPP	1,124,430	—	1,124,430	100
Owner occupied commercial real estate	1,433,271	1,472,704	(39,433)	(3)
Non-owner occupied commercial real estate	1,543,623	1,495,877	47,746	3
Real estate construction	1,115,843	1,027,081	88,762	9
Agricultural and agricultural real estate	520,773	565,837	(45,064)	(8)
Residential mortgage	735,762	832,277	(96,515)	(12)
Consumer	408,728	443,332	(34,604)	(8)
	$9,246,830	$8,367,917	$878,913	11%

Heartland originated $1.20 billion of PPP loans in the second quarter of 2020. Total commercial loans, excluding PPP loans, totaled $6.46 billion at June 30, 2020, which was a decrease of $69.4 million or 1% from $6.53 billion at year-end 2019. Utilization of revolving lines of credit decreased $162.6 million during the first six months of 2020. Excluding the decrease in revolving lines of credit utilization, which fluctuates from quarter to quarter, total commercial lending increased $93.2 million or less than 1% during the first six months of 2020.

The decreases in the residential and consumer loan balances were primarily due to the recent declines in residential mortgage interest rates.

The table below presents the composition of the loan portfolio as of June 30, 2020, and December 31, 2019, in thousands:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,364,400	25.57%	$2,530,809	30.24%
PPP	1,124,430	12.16	—	—
Owner occupied commercial real estate	1,433,271	15.50	1,472,704	17.60
Non-owner occupied commercial real estate	1,543,623	16.69	1,495,877	17.88
Real estate construction	1,115,843	12.07	1,027,081	12.27
Agricultural and agricultural real estate	520,773	5.63	565,837	6.76
Residential mortgage	735,762	7.96	832,277	9.95
Consumer	408,728	4.42	443,332	5.30
Gross loans receivable held to maturity	9,246,830	100.00%	8,367,917	100.00%
Allowance for credit losses	(119,937)		(70,395)
Loans receivable, net	$9,126,893		$8,297,522

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

The table below presents the changes in the allowance for credit losses for loans during the three- and six--month periods ended June 30, 2020 and 2019, in thousands:

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period	$97,350	$62,639
Provision for credit losses	25,007	4,918
Recoveries on loans previously charged off	1,144	(4,780)
Charge-offs on loans	(3,564)	1,073
Balance at end of period	$119,937	$63,850

Allowance for credit losses on loans as a percent of loans	1.30%	0.81%
Annualized ratio of net charge offs to average loans	0.11%	0.19%
	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$70,395	$61,963
Impact of ASU 2016-13 adoption	12,071	—
Provision for credit losses	44,872	6,553
Recoveries on loans previously charged off	2,464	2,064
Charge-offs on loans	(9,865)	(6,730)
Balance at end of period	$119,937	$63,850

Allowance for credit losses on loans as a percent of loans	1.30%	0.81%
Annualized ratio of net charge offs to average loans	0.17%	0.12%

Heartland's allowance for credit losses for loans totaled $82.5 million after adoption of CECL on January 1, 2020, which was an increase of $12.1 million since year-end 2019. Heartland recorded provision for credit losses for loans of $44.9 million in the first six months compared to $6.6 million in the first six months of 2019. The allowance for credit losses for loans totaled $119.9 million and $70.4 million at June 30, 2020, and December 31, 2019, respectively.

The allowance for credit losses for loans at June 30, 2020, was 1.30% of loans compared to 0.84% of loans at December 31, 2019. Net charge offs for the first six months of 2020 totaled $7.4 million compared to $4.7 million for the first six months of 2019, which was a $2.7 million increase. The increase was primarily attributable to a $3.2 million charge off in the first quarter of 2020 on a commercial and industrial loan for which a full reserve had been previously established. Heartland expects that net charge offs will increase in the second half of 2020 as customers’ ability to repay loans is adversely impacted by economic disruptions caused by the COVID-19 pandemic.

The following table shows, in thousands, the changes in Heartland's allowance for unfunded commitments for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period(1)	15,468	—
Impact of ASU 2016-13 adoption	—	—
Provision for credit losses	1,924	—
Balance at end of period	$17,392	$—

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period(1)	$248	$—
Impact of ASU 2016-13 adoption	13,604	—
Provision for credit losses	3,540	—
Balance at end of period	$17,392	$—
(1) Prior to the adoption of ASU 2016-13, the allowance for unfunded commitments was immaterial, and therefore prior periods have not been shown in this table.

Heartland's allowance for unfunded commitments totaled $13.9 million after the adoption of CECL on January 1, 2020. Prior to January 1, 2020, the allowance for unfunded commitments was immaterial. Heartland recorded $3.5 million of provision for credit losses related to unfunded loan commitments in the first six months of 2020. At June 30, 2020, the allowance for unfunded commitments was $17.4 million, and Heartland had $3.07 billion of unfunded loan commitments.

The total allowance for lending related credit losses was $137.3 million at June 30, 2020, which was 1.49% of loans as of June 30, 2020. The following table shows, in thousands, the components of Heartland's allowance for lending related credit losses as of June 30, 2020, January 1, 2020, and December 31, 2019:

	June 30, 2020		January 1, 2020(1)		December 31, 2019(2)
	Amount	Percentage of Allowance	Amount	Percentage of Allowance	Amount	Percentage of Allowance
Quantitative	$94,398	68.73%	$82,829	85.99%	$41,694	59.23%
Qualitative	27,473	20.01	11,468	11.91	28,701	40.77
Economic Forecast	15,458	11.26	2,021	2.10	—	—
Total	$137,329	100.00%	$96,318	100.00%	$70,395	100.00%

(1) January 1, 2020 is included to show the impact of the adoption of ASU 2016-13 on the components of the allowance for lending related credit losses.
(2) The allowance for unfunded commitments was immaterial prior to the adoption of ASU 2016-13 and therefore not included in prior periods.

Heartland's quantitative allowance totaled $82.8 million or 86% of the total allowance for lending related credit losses on January 1, 2020, and $41.7 million or 59% of the allowance for loan losses at December 31, 2019. The increase in the quantitative component on January 1, 2020, was primarily attributable to the addition of $1.80 billion of previously acquired loans to the allowance calculation.

The quantitative allowance of Heartland's total allowance for lending related credit losses increased to $94.4 million at June 30, 2020 compared to $82.8 million at January 1, 2020. The increase in the quantitative portion was primarily due to the specific reserve recorded of $11.6 million for a sand fracking company relationship that was individually assessed for loan losses in the second quarter of 2020. The allowance for credit losses on individually assessed loans totaled $18.2 million at June 30, 2020 compared to $11.4 million at January 1, 2020, which was an increase of $6.8 million or 60%.

Heartland's qualitative allowance totaled $11.5 million or 12% of the total allowance for lending related credit losses on January 1, 2020, and $28.7 million or 41% of the allowance for loan losses at December 31, 2019. The change in methodology to an expected loss model from an incurred loss model resulted in the reduction of the qualitative allowance of $17.2 million or 60% to $11.5 million at January 1, 2020, compared to $28.7 million at December 31, 2019.

The qualitative allowance component of Heartland’s total allowance for lending related credit losses increased to $27.4 million or 20% of the total allowance at June 30, 2020, compared to $11.5 million or 12% on January 1, 2020. As described in Note 1, "Basis of Presentation," of the consolidated financial statements included in this Quarterly Report on Form 10-Q, in determining the appropriate level of this qualitative component, management assesses several risk factors including an overall assessment of "other external factors." At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from the initial day 1 (January 1, 2020) assessment of moderate to high. This change reflected the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that existed at the end of the quarter due to the COVID-19 pandemic. While several of the qualitative factors increased during the quarter, the change in the other external factors was the primary driver of the overall increase in the qualitative allowance for the six months ended June 30, 2020.

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

At June 30, 2020, Heartland utilized Moody's June 14, 2020, baseline forecast scenario, which was the most currently available forecast and included the potential impact of COVID-19. Because of the economic deterioration and uncertainty associated with COVID-19, the reasonable and supportable forecast period was reduced to one year, which resulted in an allowance of $15.5 million or 11% of the total allowance for lending related credit losses at June 30, 2020.

Credit Quality and Nonperforming Assets

Heartland's internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 4 of Heartland’s consolidated financial statements in this Quarterly Report on Form 10-Q.

Heartland's nonpass loans totaled 8.1% of total loans as of June 30, 2020 compared to 6.7% of total loans as of December 31, 2019. As of June 30, 2020, Heartland's nonpass loans consisted of approximately 56% watch loans and 44% substandard loans. The percent of nonpass loans on nonaccrual status as of June 30, 2020, was 12%. Included in Heartland's nonpass loans at June 30, 2020 were $52.6 million of nonpass PPP loans. Heartland's risk rating methodology assigns a risk rating to the whole lending relationship. Heartland has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2019, Heartland's nonpass loans were comprised of approximately 60% watch loans and 40% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Loans delinquent 30-89 days as a percent of total loans was 0.22% at June 30, 2020, in comparison with 0.33% at December 31, 2019.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	June 30,		December 31,
	2020	2019	2019	2018
Nonaccrual loans	$91,609	$79,619	$76,548	$71,943
Loans contractually past due 90 days or more	1,360	285	4,105	726
Total nonperforming loans	92,969	79,904	80,653	72,669
Other real estate	5,539	6,646	6,914	6,153
Other repossessed assets	29	39	11	459
Total nonperforming assets	$98,537	$86,589	$87,578	$79,281
Performing troubled debt restructured loans(1)	$2,636	$3,539	$3,794	$4,026
Nonperforming loans to total loans	1.01%	1.02%	0.96%	0.98%
Nonperforming assets to total loans plus repossessed property	1.06%	1.10%	1.05%	1.07%
Nonperforming assets to total assets	0.66%	0.71%	0.66%	0.69%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications made under COVID-19 modification programs, which will be expiring throughout the third quarter. Heartland expects that the majority will be returning to full payment status, however, it is likely that some of the modifications will be extended for an additional 90 days in order to provide the necessary support for certain COVID-19 impacted customers. Refer to the "Overview" section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information on these modifications.

The schedules below summarize the changes in Heartland's nonperforming assets during the three- and six-month periods ended June 30, 2020, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2020	$79,280	$6,074	$17	$85,371
Loan foreclosures	(837)	810	27	—
Net loan charge-offs	(2,420)	—	—	(2,420)
New nonperforming loans	26,857	—	—	26,857
Reduction of nonperforming loans(1)	(9,911)	—	—	(9,911)
OREO/Repossessed assets sales proceeds	—	(759)	(5)	(764)
OREO/Repossessed assets writedowns, net	—	(586)	(10)	(596)
June 30, 2020	$92,969	$5,539	$29	$98,537
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2019	$80,653	$6,914	$11	$87,578
Loan foreclosures	(1,088)	1,055	33	—
Net loan charge-offs	(7,401)	—	—	(7,401)
New nonperforming loans	42,653	—	—	42,653
Reduction of nonperforming loans(1)	(21,848)	—	—	(21,848)
OREO/Repossessed assets sales proceeds	—	(1,778)	(5)	(1,783)
OREO/Repossessed assets writedowns, net	—	(652)	(10)	(662)
June 30, 2020	$92,969	$5,539	$29	$98,537

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets increased $11.0 million or 13% to $98.5 million or 0.66% of total assets at June 30, 2020, compared to $87.6 million or 0.66% of total assets at December 31, 2019. Nonperforming loans were $93.0 million or 1.01% of total loans at June 30, 2020, compared to $80.7 million or 0.96% of total loans at December 31, 2019. At June 30, 2020, approximately $51.7 million or 56% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to thirteen borrowers. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $20.0 million at June 30, 2020, compared to $18.1 million at December 31, 2019.

Heartland expects that nonperforming assets and delinquent loans will increase through 2020 as customers' ability to repay is adversely impacted by economic disruptions caused by COVID-19.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 28% and 26% of total assets at June 30, 2020, and December 31, 2019, respectively. Total securities carried at fair value as of June 30, 2020, were $4.13 billion, an increase of $813.6 million or 25% from $3.31 billion at December 31, 2019.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of June 30, 2020, and December 31, 2019, in thousands:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$5,842	0.14%	$9,893	0.29%
Mortgage and asset-backed securities	3,134,439	73.71	2,577,278	75.02
Obligation of states and political subdivisions	1,057,258	24.86	798,514	23.24
Equity securities	19,391	0.46	18,435	0.54
Other securities	35,902	0.84	31,321	0.91
Total securities	$4,252,832	100.00%	$3,435,441	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 74% at June 30, 2020, compared to 75% at December 31, 2019. Heartland's securities portfolio had an expected modified duration of 5.69 years as of June 30, 2020, compared to 6.17 years as of year-end 2019.

At June 30, 2020, Heartland had $35.9 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $12.71 billion as of June 30, 2020, compared to $11.04 billion at December 31, 2019, an increase of $1.66 billion or 15%. Growth in non-time deposits during the first six months of 2020 was positively impacted by federal government stimulus payments and other COVID-19 relief programs.

The following table shows the changes in deposit balances by deposit type since year-end 2019, in thousands:

	June 30, 2020	December 31, 2019	Change	% Change
Demand deposits	$4,831,151	$3,543,863	$1,287,288	36%
Savings deposits	6,810,296	6,307,425	502,871	8
Time deposits	1,067,252	1,193,043	(125,791)	(11)
	$12,708,699	$11,044,331	$1,664,368	15%

The table below presents the composition of Heartland's deposits by category as of June 30, 2020, and December 31, 2019, in thousands:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Demand	$4,831,151	38.01%	$3,543,863	32.09%
Savings	6,810,296	53.59	6,307,425	57.11
Time	1,067,252	8.40	1,193,043	10.80
Total	$12,708,699	100.00%	$11,044,331	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2020, and December 31, 2019, in thousands:

	June 30, 2020	December 31, 2019
Securities sold under agreement to repurchase	$69,338	$84,486
Federal funds purchased	4,800	2,450
Advances from the FHLB	—	81,198
Other short-term borrowings	14,493	14,492
Total	$88,631	$182,626

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $88.6 million at June 30, 2020, compared to $182.6 million at year-end 2019, a decrease of $94.0 million or 51%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $69.3 million at June 30, 2020, compared to $84.5 million at December 31, 2019, a decrease of $15.1 million or 18%.

Heartland renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2020. This revolving credit line agreement, which has $45.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during the first six months of 2020, and the outstanding balance was $0 at both June 30, 2020, and December 31, 2019.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2020, and December 31, 2019, in thousands:

	June 30, 2020	December 31, 2019
Advances from the FHLB	$2,777	$2,835
Trust preferred securities	145,833	145,343
Note payable to unaffiliated bank	47,917	51,417
Contracts payable for purchase of real estate and other assets	3,756	1,892
Subordinated notes	74,357	74,286
Paycheck Protection Program Liquidity Fund	31,819	—
Total	$306,459	$275,773

As of June 30, 2020, the amount of other borrowings was $306.5 million, an increase of $30.7 million or 11% since year-end 2019.

Each of Heartland's subsidiary banks has been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"), and as of June 30, 2020, $31.8 million was outstanding. Heartland anticipates increased utilization of the PPPLF through the third quarter of 2020 as customers utilize their loan proceeds for payroll and payroll related purposes. Through June 30, 2020, Heartland's subsidiary banks have funded approximately $1.20 billion PPP loans.
Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $55.0 million. At June 30, 2020, $47.9 million was outstanding on this non-revolving credit line compared to $51.4 million outstanding at December 31, 2019. At June 30, 2020, Heartland had $6.5 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs as of June 30, 2020, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/2020(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	3.05%	(2)	03/17/2034	09/17/2020
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.55%		04/07/2036	10/07/2020
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.79%	(3)	09/15/2037	09/15/2020
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.83%	(4)	09/01/2037	09/01/2020
Morrill Statutory Trust I	9,135	12/19/2002	3.25% over LIBOR	3.53%		12/26/2032	09/26/2020
Morrill Statutory Trust II	8,809	12/17/2003	2.85% over LIBOR	3.15%		12/17/2033	09/17/2020
Sheboygan Statutory Trust I	6,571	09/17/2003	2.95% over LIBOR	3.25%		09/17/2033	09/17/2020
CBNM Capital Trust I	4,434	09/10/2004	3.25% over LIBOR	3.56%		12/15/2034	09/15/2020
Citywide Capital Trust III	6,466	12/19/2003	2.80% over LIBOR	3.56%		12/19/2033	10/23/2020
Citywide Capital Trust IV	4,324	09/30/2004	2.20% over LIBOR	2.56%		09/30/2034	08/23/2020
Citywide Capital Trust V	11,861	05/31/2006	1.54% over LIBOR	1.85%		07/25/2036	09/15/2020
OCGI Statutory Trust III	3,000	06/27/2002	3.65% over LIBOR	4.87%	(5)	09/30/2032	09/30/2020
OCGI Capital Trust IV	5,371	09/23/2004	2.50% over LIBOR	2.81%	(6)	12/15/2034	09/15/2020
BVBC Capital Trust II	7,218	04/10/2003	3.25% over LIBOR	3.94%		04/24/2033	10/24/2020
BVBC Capital Trust III	9,136	07/29/2005	1.60% over LIBOR	1.91%		09/30/2035	09/30/2020
Total trust preferred costs	145,915
Less: deferred issuance costs	(82)
	$145,833

(1) Effective weighted average interest rate as of June 30, 2020, was 3.63% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of June 30, 2020, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of June 30, 2020, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of June 30, 2020, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of June 30, 2020, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of June 30, 2020, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2020	15.16%	13.34%	10.87%	9.95%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,373,392	$10,373,392	$10,373,392	N/A
Average Assets	N/A	N/A	N/A	$13,903,801

December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average Assets	N/A	N/A	N/A	$12,318,135

Heartland elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital because the impact on the capital ratios of Heartland and its subsidiary banks was not significant.

At June 30, 2020, and December 31, 2019, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $576.5 million and $533.9 million, respectively. Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $369.6 million and $331.5 million at June 30, 2020, and December 31, 2019, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on Heartland's common and preferred stock and to pay interest and principal on its debt.

On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." If declared, dividends are paid quarterly in arrears at a rate of 7.00% per annum beginning on October 15, 2020. For the dividend period beginning on the first reset date of July 15, 2025, and for dividend periods beginning every fifth anniversary thereafter, each a reset date, the rate per annum will be reset based on a recent five-year treasury rate plus 6.675%. The earliest redemption date for the preferred shares is July 15, 2025. Dividends payable on common shares are subject to quarterly dividends payable on these outstanding preferred shares at the applicable dividend rate. The net proceeds of $110.7 million are expected to be used for general corporate purposes, which may include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

On February 11, 2020, Heartland announced its entry into a definitive merger agreement for the acquisition of AIM Bancshares, Inc. AimBank, the wholly-owned subsidiary of AIM Bancshares, Inc. had $1.95 billion in assets as of June 30, 2020. The issuance of preferred equity in the second quarter of 2020 will ensure that regulatory capital ratios remain strong after the closing of the AIM Bancshares, Inc. transaction, which will trigger the Collins Amendment to the Sarbanes-Oxley legislation resulting in $145 million of trust preferred securities losing Tier 1 Capital treatment.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2020, and December 31, 2019, commitments to extend credit aggregated $3.07 billion and $2.97 billion, respectively. Standby letters of credit aggregated $72.4 million at June 30, 2020, and $79.5 million at December 31, 2019.

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

LIQUIDITY

Liquidity refers to Heartland's ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets. For COVID-19 trends and uncertainties impacting Heartland’s liquidity, see the discussion of "Capital and Liquidity" under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At June 30, 2020, Heartland had $453.6 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $4.13 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of June 30, 2020, Heartland had $88.6 million of short-term borrowings outstanding.

As of June 30, 2020, Heartland had $306.5 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At June 30, 2020, Heartland had $1.59 billion of borrowing capacity under these programs. Under the PPPLF, Heartland had $1.12 billion of borrowing capacity as of June 30, 2020. Additionally, at June 30, 2020, Heartland had $1.53 billion of borrowing capacity at the Federal Reserve Banks' discount window.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2020. Heartland's revolving credit agreement has $45.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2020. At June 30, 2020, $6.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of June 30, 2020.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of Heartland's bank subsidiaries and, on a consolidated basis, by Heartland's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for Heartland and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on Heartland's interest rate risk profile and net interest income. Heartland believes its primary market risk exposures did not change significantly in the first six months of 2020.

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2020, and June 30, 2019, provided the following results, in thousands:

	2020		2019
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$440,176	(0.92)%	$414,461	(3.28)%
Base	444,243	—	428,520	—
Up 200 Basis Points	468,051	5.36	455,185	6.22
Year 2
Down 100 Basis Points	394,839	(11.12)	385,037	(10.15)
Base	442,038	(0.50)	425,238	(0.77)
Up 200 Basis Points	508,018	14.36	483,672	12.87

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
•During the three months ended June 30, 2020, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to Heartland from those disclosed in Part I, Item 1A. "Risk Factors" in Heartland's 2019 Annual Report on Form 10-K, except as described below:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. Governmental authorities worldwide have taken unprecedented measures to stabilize markets and support economic growth. To that end, the President, Congress, and various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

The pandemic has adversely impacted and could potentially further adversely impact our workforce and operations, and the operations of its customers and business partners. In particular, we may experience adverse financial consequences due to a number of factors, including, but not limited to:
•increased credit losses due to financial strain on our customers as a result of the pandemic and governmental actions, specifically on loans to borrowers in the lodging, retail trade, restaurant and bar, nursing home/assisted living, oil and gas, childcare facilities, and gaming industries, and loans to borrowers that are secured by multi-family properties or retail real estate; increased credit losses would require us to increase our provision for credit losses and net charge-offs;
•declines in collateral values
•a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, which would adversely impact our results of operations and the ability of certain of our bank subsidiaries to pay dividends to us;
•disruptions if a significant portion of our workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic; we have modified our business practices, including restricting employee travel, and implementing work-from-home arrangements, and it may be necessary for us to take further actions as may be required by government authorities or as we determine is in the best interests of our employees, customers and business partners; there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities;
•the negative effect on earnings resulting from the Banks modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
•increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to the pandemic management plan;
•reduced liquidity may negatively affect our capital and leverage ratios, and although not currently contemplated, reduce or force suspension of dividends;

•third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services;
•increased cyber and payment fraud risk due to increase online and remote activity, and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate, and in June 2020, it announced that the low rate would be maintained through 2022. The Federal Reserve also announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

Our subsidiary banks (collectively, the "Banks") are participating lenders in the Paycheck Protection Program ("PPP"), a loan program administered through the Small Business Administration (“SBA”) that was created under the CARES Act to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP, and borrowers are eligible to apply to the FDIC for forgiveness of their PPP loan obligations. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there was some initial ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposed Heartland and the Banks to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the program, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. The PPP was modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act (the "PPFA"). The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the program more favorable to borrowers. Notwithstanding the foregoing, the Banks have been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Banks.

The Banks’ participation in and execution of these and other measures taken by governments and regulatory authorities in response to the COVID-19 pandemic could result in reputational harm and has resulted in, and may continue to result in, litigation, including class actions, or regulatory and government actions and proceedings. Such actions may result in judgments, settlements, penalties and fines levied against Heartland and the Banks.

In addition, while the COVID-19 pandemic had a material impact on the provision for credit losses, we are unable to fully predict the impact that COVID-19 will have on the credit quality of the loan portfolios of the Banks and any acquired banks, our financial position and results of operations due to numerous uncertainties. We will continue to assess the potential impacts on the credit quality of the loan portfolios of the Banks and any acquired banks, our financial position and results of operations.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described in this Quarterly Report on Form 10-Q and in the "Risk Factors" section of the Annual Report on Form 10-K for the year ended December 31, 2019.

We rely on dividends from our subsidiaries for most of our revenue and are subject to restrictions on payment of dividends.
The primary source of funds for Heartland is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common and preferred stock and to pay interest and principal on our debt. Dividends payable on common shares are also subject to quarterly dividends payable on outstanding preferred shares at the applicable dividend rate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, Heartland's board of directors authorized management to acquire and hold up to 5% of capital or $81.8 million as of June 30, 2020, as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1
Certificate of Designation of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, filed with the Secretary of State of the State of Delaware and effective June 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020)

4.1
Form of certificate representing the 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020)

4.2
Deposit Agreement, dated June 26, 2020, by and among Heartland Financial USA, Inc., Broadridge Corporate Issuer Solutions, Inc. and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 26, 2020)

4.3		Form of Depositary Receipt representing Depositary Shares (included as Exhibit A to Exhibit 4.2)

10.1	(1)	Amendment to Business Loan Agreement dated June 14, 2019

10.2	(1)	Promissory Note Revolving LOC dated June 14, 2020

10.3	(1)	Promissory Note Non- Revolving LOC dated June 14, 2020

10.4		Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 6, 2020)

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: August 6, 2020