Form 10-Q
period 2020-09-30
HEARTLAND FINANCIAL USA INC
filed 2020-11-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2020, the Registrant had outstanding 36,885,807 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Cash and due from banks	$175,284	$206,607
Interest bearing deposits with other banks and other short-term investments	156,371	172,127
Cash and cash equivalents	331,655	378,734
Time deposits in other financial institutions	3,129	3,564
Securities:
Carried at fair value (cost of $4,869,531 at September 30, 2020, and $3,311,433 at December 31, 2019)	4,950,698	3,312,796
Held to maturity, net of allowance for credit losses of $61 at September 30, 2020 (fair value of $99,619 at September 30, 2020, and $100,484 at December 31, 2019)	88,700	91,324
Other investments, at cost	35,940	31,321
Loans held for sale	65,969	26,748
Loans receivable:
Held to maturity	9,099,646	8,367,917
Allowance for credit losses	(103,377)	(70,395)
Loans receivable, net	8,996,269	8,297,522
Premises, furniture and equipment, net	199,461	197,558
Premises, furniture and equipment held for sale	567	2,967
Other real estate, net	5,050	6,914
Goodwill	446,345	446,345
Core deposit intangibles and customer relationship intangibles, net	40,520	48,688
Servicing rights, net	5,752	6,736
Cash surrender value on life insurance	173,111	171,625
Other assets	269,498	186,755
TOTAL ASSETS	$15,612,664	$13,209,597
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$5,022,567	$3,543,863
Savings	6,742,151	6,307,425
Time	1,002,392	1,193,043
Total deposits	12,767,110	11,044,331
Short-term borrowings	306,706	182,626
Other borrowings	524,045	275,773
Accrued expenses and other liabilities	203,199	128,730
TOTAL LIABILITIES	13,801,060	11,631,460
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both September 30, 2020, and December 31, 2019)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both September 30, 2020, and December 31, 2019)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2020 and December 31, 2019; none issued or outstanding at both September 30, 2020 and December 31, 2019)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2020, and December 31, 2019; none issued or outstanding at both September 30, 2020, and December 31, 2019)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both September 30, 2020, and December 31, 2019; none issued or outstanding at both September 30, 2020, and December 31, 2019)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 authorized at September 30, 2020 and none authorized at December 31, 2019; issued and outstanding 11,500 shares at September 30, 2020, and none issued or outstanding at December 31, 2019)	110,705	—
Common stock (par value $1 per share; 60,000,000 shares authorized at both September 30, 2020, and December 31, 2019; issued 36,885,390 shares at September 30, 2020, and 36,704,278 shares at December 31, 2019)	36,885	36,704
Capital surplus	847,377	839,857
Retained earnings	761,211	702,502
Accumulated other comprehensive income/(loss)	55,426	(926)
TOTAL STOCKHOLDERS' EQUITY	1,811,604	1,578,137
TOTAL LIABILITIES AND EQUITY	$15,612,664	$13,209,597

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$102,657	$110,566	$316,076	$317,049
Interest on securities:
Taxable	25,016	18,567	70,109	50,566
Nontaxable	3,222	2,119	8,749	7,766
Interest on federal funds sold	—	—	—	4
Interest on interest bearing deposits in other financial institutions	72	2,151	847	5,742
TOTAL INTEREST INCOME	130,967	133,403	395,781	381,127
INTEREST EXPENSE:
Interest on deposits	4,962	17,982	25,678	47,333
Interest on short-term borrowings	78	250	435	1,477
Interest on other borrowings (includes $(595) and $24 of interest expense/(benefit) related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2020 and 2019, respectively, and $(1,195) and $276 of interest expense/(benefit) related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019, respectively)	3,430	3,850	10,514	11,333
TOTAL INTEREST EXPENSE	8,470	22,082	36,627	60,143
NET INTEREST INCOME	122,497	111,321	359,154	320,984
Provision for credit losses	1,678	5,201	49,994	11,754
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	120,819	106,120	309,160	309,230
NONINTEREST INCOME:
Service charges and fees	11,749	12,366	34,742	39,789
Loan servicing income	638	821	1,980	3,888
Trust fees	5,357	4,959	15,356	14,258
Brokerage and insurance commissions	649	962	1,977	2,724
Securities gains, net (includes $1,099 and $2,013 of net security gains reclassified from accumulated other comprehensive income for the three months ended September 30, 2020 and 2019, respectively and $4,763 and $7,168 of net security gains reclassified from accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019, respectively)	1,300	2,013	4,964	7,168
Unrealized gain on equity securities, net	155	144	604	514
Net gains on sale of loans held for sale	8,894	4,673	21,411	12,192
Valuation allowance on servicing rights	(120)	(626)	(1,676)	(1,579)
Income on bank owned life insurance	868	881	2,533	2,668
Other noninterest income	1,726	3,207	5,779	6,556
TOTAL NONINTEREST INCOME	31,216	29,400	87,670	88,178
NONINTEREST EXPENSES:
Salaries and employee benefits	50,978	49,927	151,053	150,107
Occupancy	6,732	6,594	19,705	19,627
Furniture and equipment	2,500	2,862	8,601	8,690
Professional fees	12,802	11,276	38,951	36,642
Advertising	928	2,622	4,128	7,551
Core deposit intangibles and customer relationship intangibles amortization	2,492	2,899	8,169	9,054
Other real estate and loan collection expenses	335	(89)	872	774
(Gain)/loss on sales/valuations of assets, net	1,763	356	2,480	(20,934)
Acquisition, integration and restructuring costs	1,146	1,500	3,195	6,043
Partnership investment in tax credit projects	927	3,052	1,902	4,992
Other noninterest expenses	9,793	11,968	32,638	33,749
TOTAL NONINTEREST EXPENSES	90,396	92,967	271,694	256,295
INCOME BEFORE INCOME TAXES	61,639	42,553	125,136	141,113
Income taxes (includes $429 and $502 of income tax expense reclassified from accumulated other comprehensive income for the three months ended September 30, 2020 and 2019, respectively and $1,509 and $1,740 of income tax expense reclassified from accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019, respectively)	13,681	7,941	27,007	29,835
NET INCOME	47,958	34,612	98,129	111,278
Preferred dividends	(2,437)	—	(2,437)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$45,521	$34,612	$95,692	$111,278
EARNINGS PER COMMON SHARE - BASIC	$1.23	$0.94	$2.59	$3.12
EARNINGS PER COMMON SHARE - DILUTED	$1.23	$0.94	$2.59	$3.11
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18	$0.60	$0.50
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$47,958	$34,612	$98,129	$111,278
OTHER COMPREHENSIVE INCOME
Securities:
Net change in unrealized gain on securities	31,340	19,851	84,564	78,238
Reclassification adjustment for net gains realized in net income	(1,099)	(2,013)	(4,763)	(7,168)
Income taxes	(7,845)	(4,577)	(20,777)	(18,241)
Other comprehensive income on securities	22,396	13,261	59,024	52,829
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	1,199	(800)	(2,164)	(4,568)
Reclassification adjustment for net gains/(losses) on derivatives realized in net income	(601)	27	(1,214)	279
Income taxes	(126)	161	706	897
Other comprehensive income (loss) on cash flow hedges	472	(612)	(2,672)	(3,392)
Other comprehensive income	22,868	12,649	56,352	49,437
TOTAL COMPREHENSIVE INCOME	$70,826	$47,261	$154,481	$160,715

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,129	$111,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,726	23,561
Provision for credit losses	49,994	11,754
Net amortization of premium on securities	9,925	15,959
Securities gains, net	(4,964)	(7,168)
Unrealized gain on equity securities, net	(604)	(514)
Stock based compensation	5,551	4,833
Loans originated for sale	(461,723)	(289,877)
Proceeds on sales of loans held for sale	443,913	289,769
Net gains on sale of loans held for sale	(21,411)	(11,545)
(Increase) decrease in accrued interest receivable	(7,955)	932
(Increase) decrease in prepaid expenses	408	(3,611)
Increase (decrease) in accrued interest payable	(1,461)	1,905
Gain on extinguishment of debt	—	(375)
Capitalization of servicing rights	(2,633)	(756)
Valuation allowance on servicing rights	1,676	1,579
(Gain) loss on sales/valuations of assets, net	2,480	(10,378)
Net excess tax (expense) benefit from stock based compensation	(93)	270
Other, net	(48,914)	(40,706)
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,044	96,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(8)	(254)
Proceeds from the sale of securities available for sale	818,022	1,485,773
Proceeds from the sale of securities held to maturity	1,056	—
Proceeds from the maturity of and principal paydowns on securities available for sale	400,565	265,500
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,235	2,938
Proceeds from the maturity of time deposits in other financial institutions	593	1,215
Proceeds from the sale, maturity of and principal paydowns on other investments	6,297	10,297
Purchase of securities available for sale	(2,777,981)	(1,984,228)
Purchase of other investments	(10,916)	(4,957)
Net increase in loans	(746,723)	(47,023)
Purchase of bank owned life insurance policies	(208)	(16)
Proceeds from bank owned life insurance policies	606	421
Proceeds from sale of mortgage servicing rights	—	33,823
Capital expenditures	(13,178)	(8,389)
Net cash and cash equivalents received in acquisitions	—	38,650
Proceeds from the sale of equipment	3,339	1,277
Net cash expended in divestitures	—	(49,264)
Proceeds on sale of OREO and other repossessed assets	2,559	6,907
NET CASH USED BY INVESTING ACTIVITIES	$(2,312,742)	$(247,330)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$1,478,704	$159,044
Net increase in savings deposits	434,726	347,749
Net decrease in time deposit accounts	(190,651)	(397)
Net increase (decrease) in short-term borrowings	205,277	(43,733)
Proceeds from short term advances	541,545	430,888
Repayments of short term advances	(622,742)	(531,725)
Proceeds from other borrowings	254,833	50
Repayments of other borrowings	(7,399)	(17,769)
Payment for the redemption of debt	—	(2,125)
Net proceeds from the issuance of preferred stock	110,705	—
Proceeds from issuance of common stock	2,150	576
Dividends paid	(24,529)	(18,001)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,182,619	324,557
Net increase (decrease) in cash and cash equivalents	(47,079)	174,137
Cash and cash equivalents at beginning of year	378,734	273,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$331,655	$447,767
Supplemental disclosures:
Cash paid for income/franchise taxes	$26,701	$30,523
Cash paid for interest	38,088	58,297
Loans transferred to OREO	1,706	7,421
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	—	2,568
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	450	1,564
Deposits transferred to held for sale	—	76,968
Loans transferred to held for sale	—	32,111
Securities transferred from held to maturity to available for sale	—	148,030
Purchases of securities available for sale, accrued, not settled	4,792	22,879
Transfer of available for sale securities to held to maturity securities	462	—
Purchases of loans held to maturity accrued, not settled	9,600	—
Stock consideration granted for acquisitions	$—	$92,258

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2019	$—	$36,690	$837,150	$642,808	$5,139	$1,521,787
Comprehensive income				34,612	12,649	47,261
Cash dividends declared:
Common, $0.18 per share				(6,604)		(6,604)
Issuance of 6,129 shares of common stock		6	162			168
Stock based compensation			1,231			1,231
Balance at September 30, 2019	$—	$36,696	$838,543	$670,816	$17,788	$1,563,843

Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$1,325,175
Cumulative effect adjustment from the adoption of ASU 2016-02 on January 1, 2019				(1,713)		(1,713)
Adjusted balance on January 1, 2019	—	34,477	743,095	577,539	(31,649)	1,323,462
Comprehensive income				111,278	49,437	160,715
Cash dividends declared:
Common, $0.50 per share				(18,001)		(18,001)
Issuance of 2,218,691 shares of common stock		2,219	90,615			92,834
Stock based compensation			4,833			4,833
Balance at September 30, 2019	$—	$36,696	$838,543	$670,816	$17,788	$1,563,843

Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377
Comprehensive income				47,958	22,868	70,826
Cash dividends declared:
Preferred, $211.94 per share				(2,437)		(2,437)
Common, $0.20 per share				(7,377)		(7,377)
Issuance of 40,646 shares of common stock		40	1,182			1,222
Stock based compensation			1,993			1,993
Balance at September 30, 2020	$110,705	$36,885	$847,377	$761,211	$55,426	$1,811,604

Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income				98,129	56,352	154,481
Cash dividends declared:
Preferred, $211.94 per share				(2,437)		(2,437)
Common, $0.60 per share				(22,092)		(22,092)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 181,112 shares of common stock		181	1,969			2,150
Stock based compensation			5,551			5,551
Balance at September 30, 2020	$110,705	$36,885	$847,377	$761,211	$55,426	$1,811,604

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

The financial information of Heartland included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2020, are not necessarily indicative of the results expected for the year ending December 31, 2020.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2020, and 2019, are shown in the table below:

	Three Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2020	2019
Net income	$47,958	$34,612
Preferred dividends	(2,437)	—
Net income available to common stockholders	$45,521	$34,612

Weighted average common shares outstanding for basic earnings per share	36,941	36,692
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	54	143
Weighted average common shares for diluted earnings per share	36,995	36,835
Earnings per common share — basic	$1.23	$0.94
Earnings per common share — diluted	$1.23	$0.94
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	41	8

	Nine Months Ended September 30,
(Dollars and number of shares in thousands, except per share data)	2020	2019
Net income	$98,129	$111,278
Preferred dividends	(2,437)	—
Net income available to stockholders	$95,692	$111,278

Weighted average common shares outstanding for basic earnings per share	36,882	35,675
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	74	143
Weighted average common shares for diluted earnings per share	36,956	35,818
Earnings per common share — basic	$2.59	$3.12
Earnings per common share — diluted	$2.59	$3.11
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	8

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
•concentrations of credit
•other external factors

The qualitative adjustments are based on the comparison of the current condition to the average condition over the look back period. The adjustment amount can be either positive or negative depending on whether or not the current condition is better or worse than the historical average. Heartland incorporates the adjustments for changes in current conditions using an overlay method. The adjustments are applied as a percentage adjustment in addition to the calculated historical loss rates of each pool. These adjustments reflect the extent to which Heartland expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. Heartland utilizes anchoring to determine the minimum and maximum amount of qualitative allowance for credit losses, which is determined by comparing the highest and lowest historical rate to the average loss rate to calculate the rate for the adjustment.

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

Heartland has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in Heartland's methodology. Because Heartland is applying the economic forecast adjustment qualitatively, the concept of "reversion to the historical mean" does not apply. For Heartland's January 1, 2020 calculation, a two-year reasonable and supportable forecast period was used. Because of the economic uncertainty associated with COVID-19, Heartland utilized a one-year reasonable and supportable forecast period for the calculation of the March 31, 2020, June 30, 2020, and September 30, 2020, allowance for credit losses.

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

Heartland did not record an allowance for credit losses on AFS debt securities upon adoption of ASU 2016-13 or at September 30, 2020.

ASU 2017-04
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity performs only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This ASU was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and was applied prospectively. Early adoption was permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland adopted ASU 2017-04 in the first quarter of 2020.

Heartland used this approach to evaluate its goodwill during the second quarter of 2020, as an unprecedented deterioration in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations, including Heartland's common stock price. Based on this goodwill impairment assessment, Heartland concluded that its goodwill was not impaired.

ASU 2018-13
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 was effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption was permitted. Heartland adopted this ASU on January 1, 2020, as required, and because ASU 2018-13 only revised disclosure requirements, the adoption of this ASU did not have a material impact on its results of operations, financial position and liquidity.

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

Under the terms of the purchase and assumption agreement, AB&T will acquire Johnson Bank's Arizona banking centers, which had deposits of approximately $392.2 million and loans of approximately $183.8 million as of September 30, 2020. The actual amount of deposits assumed and loans acquired will be determined at closing. Heartland has received all regulatory approvals for this transaction. Because the purchase and assumption agreement was signed on June 9, 2020, and the transaction is expected to close in the fourth quarter of 2020, the transaction had no impact on Heartland's consolidated financial statements for the nine months ended September 30, 2020.

Pending Acquisition
AIM Bancshares, Inc.
On October 19, 2020, Heartland entered into an Amended and Restated Agreement and Plan of Merger (the "amended and restated merger agreement") relating to the acquisition of AIM Bancshares, Inc. ("AIM") and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. The amended and restated merger agreement amends and restates the Agreement and Plan of Merger dated February 11, 2020 between Heartland and AIM (the "original merger agreement"). The original merger agreement was amended and restated to address certain regulatory concerns raised by the Federal Reserve Board during its review of the transaction contemplated by the original merger agreement. In response to discussions with the Federal Reserve Board, AIM and Heartland agreed that they could better serve the goals of the transaction and more easily address regulatory concerns if they effected the transaction by completing the two sequential mergers described in the next paragraph. AIM and Heartland also agreed to adjust the cash component of the merger consideration based on increases in AIM’s adjusted tangible common equity as a result of gains in AIM’s "available-for-sale" securities portfolio, an increase in AIM’s retained earnings and gains in AIM’s "held-to-maturity" securities portfolio since the date of the original merger agreement. A holdback provision was added to the amended and restated merger agreement as a result of certain litigation proceedings against AimBank. Certain other provisions of the original merger agreement were revised to reflect other changes in economic terms and the significantly delayed closing date of the transaction.

In the first merger, AIM will merge with and into AimBank, and holders of shares of AIM common stock will receive one share of AimBank common stock for each share of AIM common stock owned by such holders. In the second merger, which will occur immediately following the consummation of the AIM/AimBank merger, AimBank will merge with and into Heartland’s wholly owned subsidiary, First Bank & Trust. In the second merger transaction, all issued and outstanding shares of AimBank common stock will be exchanged for shares of Heartland common stock and cash. As a result, each share of AimBank common stock received by shareholders of AIM in the first merger will be exchanged for 207.0 shares of Heartland common stock and $685.00 of cash. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the amended and restated merger agreement. The transaction is structured as a tax-free reorganization with respect to the stock consideration received by shareholders of AIM.

The combined entity, resulting from the merger of AimBank into First Bank & Trust, will operate as First Bank & Trust. As of September 30, 2020, AimBank had total assets of $1.85 billion, $1.14 billion of gross loans outstanding, and $1.60 billion of deposits. Because the amended and restated merger agreement was signed on October 19, 2020 and the transaction is expected to close in the fourth quarter of 2020, the transaction had no impact on Heartland's consolidated financial statements for the nine months ended September 30, 2020.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
U.S. government corporations and agencies	$3,185	$87	$—	$3,272
Mortgage and asset-backed securities	3,719,747	46,959	(24,198)	3,742,508
Obligations of states and political subdivisions	1,127,030	60,974	(2,655)	1,185,349
Total debt securities	4,849,962	108,020	(26,853)	4,931,129
Equity securities with a readily determinable fair value	19,569	—	—	19,569
Total	$4,869,531	$108,020	$(26,853)	$4,950,698
December 31, 2019
U.S. government corporations and agencies	$9,844	$49	$—	$9,893
Mortgage and asset-backed securities	2,579,081	17,200	(19,003)	2,577,278
Obligations of states and political subdivisions	704,073	12,516	(9,399)	707,190
Total debt securities	3,292,998	29,765	(28,402)	3,294,361
Equity securities with a readily determinable fair value	18,435	—	—	18,435
Total	$3,311,433	$29,765	$(28,402)	$3,312,796

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2020
Obligations of states and political subdivisions	$88,761	$10,858	$—	$99,619	$(61)
Total	$88,761	$10,858	$—	$99,619	$(61)
December 31, 2019
Obligations of states and political subdivisions	$91,324	$9,160	$—	$100,484	$—
Total	$91,324	$9,160	$—	$100,484	$—

As of September 30, 2020, Heartland had $14.7 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$6,756	$6,784
Due in 1 to 5 years	25,556	26,229
Due in 5 to 10 years	68,084	72,131
Due after 10 years	1,029,819	1,083,477
Total debt securities	1,130,215	1,188,621
Mortgage and asset-backed securities	3,719,747	3,742,508
Equity securities with a readily determinable fair value	19,569	19,569
Total investment securities	$4,869,531	$4,950,698

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2020, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$930	$944
Due in 1 to 5 years	18,694	19,855
Due in 5 to 10 years	59,367	65,371
Due after 10 years	9,770	13,449
Total debt securities	88,761	99,619
Allowance for credit losses	(61)	—
Total investment securities	$88,700	$99,619

As of September 30, 2020, and December 31, 2019, securities with a carrying value of $1.91 billion and $509.6 million, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three- and nine-month periods ended September 30, 2020 and 2019, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$306,383	$290,877	$818,022	$1,485,773
Gross security gains	1,825	2,371	8,687	10,301
Gross security losses	726	358	3,924	3,133

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of September 30, 2020, and December 31, 2019. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2019, and December 31, 2018, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2020
Mortgage and asset-backed securities	$1,277,625	$(14,276)	69	$544,573	$(9,922)	108	$1,822,198	$(24,198)	177
Obligations of states and political subdivisions	155,689	(2,655)	29	—	—	—	155,689	(2,655)	29
Total temporarily impaired securities	$1,433,314	$(16,931)	98	$544,573	$(9,922)	108	$1,977,887	$(26,853)	206
December 31, 2019
Mortgage and asset-backed securities	$1,231,732	$(14,189)	150	$241,232	$(4,814)	58	$1,472,964	$(19,003)	208
Obligations of states and political subdivisions	387,534	(9,399)	50	—	—	—	387,534	(9,399)	50
Total temporarily impaired securities	$1,619,266	$(23,588)	200	$241,232	$(4,814)	58	$1,860,498	$(28,402)	258

Heartland had no securities held to maturity with unrealized losses at September 30, 2020, or December 31, 2019.

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

The remaining unrealized losses on Heartland's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2020.

The remaining unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2020.

In the third quarter of 2020, Heartland sold two obligations of states and political subdivisions securities from the held to maturity portfolio. Because the underlying credit quality of the individual securities showed significant deterioration, it was unlikely Heartland would recover the remaining basis of the securities prior to maturity and therefore inconsistent with

Heartland's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $855,000, and the associated gross gains were $201,000.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by major security type for the three- and nine months ended September 30, 2020:

Obligations of states and political subdivisions
Balance at June 30, 2020	$62
Provision for credit losses	(1)
Balance at September 30, 2020	$61

Obligations of states and political subdivisions
Balance at December 31, 2019	$—
Impact of ASU 2016-13 adoption on January 1, 2020	158
Adjusted balance at January 1, 2020	158
Provision for credit losses	(97)
Balance at September 30, 2020	$61

The following table summarizes, in thousands, the carrying amount of Heartland's held to maturity debt securities by investment rating as of September 30, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

Rating	Obligations of states and political subdivisions
AAA	$—
AA, AA+, AA-	27,465
A+, A, A-	10,451
BBB	—
Not Rated	50,845
Total	$88,761

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $20.9 million at September 30, 2020 and $16.8 million at December 31, 2019.

The Heartland banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2020, did not consider the investments to be impaired.

NOTE 4: LOANS

Loans as of September 30, 2020, and December 31, 2019, were as follows, in thousands:

	September 30, 2020	December 31, 2019
Loans receivable held to maturity:
Commercial and industrial	$2,303,646	$2,530,809
Paycheck Protection Program ("PPP")	1,128,035	—
Owner occupied commercial real estate	1,494,902	1,472,704
Non-owner occupied commercial real estate	1,659,683	1,495,877
Real estate construction	917,765	1,027,081
Agricultural and agricultural real estate	508,058	565,837
Residential real estate	701,899	832,277
Consumer	385,658	443,332
Total loans receivable held to maturity	9,099,646	8,367,917
Allowance for credit losses	(103,377)	(70,395)
Loans receivable, net	$8,996,269	$8,297,522

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additionally, Heartland reclassified its loan categories to align more closely with Federal Deposit Insurance Corporation ("FDIC") reporting requirements and classification codes, and all prior periods have been adjusted. As of September 30, 2020, Heartland had $38.0 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at September 30, 2020, and December 31, 2019, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. As of September 30, 2020, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2019.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
September 30, 2020
Commercial and industrial	$5,745	$28,853	$34,598	$19,420	$2,284,226	$2,303,646
PPP	—	—	—	—	1,128,035	1,128,035
Owner occupied commercial real estate	263	10,966	11,229	11,833	1,483,069	1,494,902
Non-owner occupied commercial real estate	—	12,127	12,127	3,644	1,656,039	1,659,683
Real estate construction	74	20,713	20,787	1,284	916,481	917,765
Agricultural and agricultural real estate	1,847	3,494	5,341	17,906	490,152	508,058
Residential real estate	135	9,536	9,671	4,661	697,238	701,899
Consumer	383	9,241	9,624	1,168	384,490	385,658
Total	$8,447	$94,930	$103,377	$59,916	$9,039,730	$9,099,646

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2019
Commercial and industrial	$6,276	$24,511	$30,787	$31,814	$2,498,995	$2,530,809
Owner occupied commercial real estate	351	7,863	8,214	9,468	1,463,236	1,472,704
Non-owner occupied commercial real estate	33	7,769	7,802	1,730	1,494,147	1,495,877
Real estate construction	—	11,599	11,599	685	1,026,396	1,027,081
Agricultural and agricultural real estate	916	4,757	5,673	18,554	547,283	565,837
Residential real estate	176	1,328	1,504	20,678	811,599	832,277
Consumer	419	4,397	4,816	4,123	439,209	443,332
Total	$8,171	$62,224	$70,395	$87,052	$8,280,865	$8,367,917

The following tables present the amortized cost basis for loans on nonaccrual status and accruing loans past due 90 days or more at September 30, 2020, in thousands:

	Nonaccrual Loans with an Allowance for Credit Losses	Nonaccrual Loans with No Allowance for Credit Losses	Total Nonaccrual Loans	Accruing Loans Past Due 90+ Days
September 30, 2020
Commercial and industrial	$10,654	$10,732	$21,386	$431
Owner occupied commercial real estate	1,651	11,413	13,064	—
Non-owner occupied commercial real estate	—	3,644	3,644	—
Real estate construction	751	902	1,653	—
Agricultural and agricultural real estate	10,714	7,861	18,575	—
Residential mortgage	8,237	8,289	16,526	1,250
Consumer	3,569	623	4,192	—
Total	$35,576	$43,464	$79,040	$1,681

Heartland recognized $0 of interest income on nonaccrual loans during the three- and nine months ended September 30, 2020.

Heartland had $15.9 million of troubled debt restructured loans at September 30, 2020, of which $4.1 million were classified as nonaccrual and $11.8 million were accruing according to the restructured terms. Heartland had $7.6 million of troubled debt restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine-month periods ended September 30, 2020, and September 30, 2019, dollars in thousands:

	Three Months Ended September 30,
	2020			2019
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	1	$20	$20	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	1	9,434	9,434	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$9,454	$9,454	—	$—	$—

	Nine Months Ended September 30,
	2020			2019
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	1	$20	$20	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	1	9,434	9,434	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	2	92	98	4	276	288
Consumer	—	—	—	—	—	—
Total	4	$9,546	$9,552	4	$276	$288

The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland's residential real estate troubled debt restructured loans for the three- and nine months ended September 30, 2020, is due to principal deferment collected from government guarantees and capitalized interest and escrow. At September 30, 2020, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The tables above do not include any loan modifications made under COVID-19 modification programs. Refer to the "Overview" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information on these modifications.

The following table shows troubled debt restructured loans for which there was a payment default during the three- and nine--month periods ended September 30, 2020, and September 30, 2019, that had been modified during the twelve-month period prior to default, in thousands:

With Payment Defaults During the Three Months Ended September 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	—	$—

With Payment Defaults During the Nine Months Ended September 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	236	3	253
Consumer	—	—	—	—
Total	1	$236	3	$253

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. Heartland had no loans classified as loss or doubtful as of September 30, 2020 and December 31, 2019.

The following table shows the risk category of loans by loan category and year of origination as of September 30, 2020, in thousands:

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$363,812	$355,625	$181,366	$229,869	$118,285	$348,709	$480,474	$2,078,140
Watch	32,475	21,178	17,393	17,268	6,597	2,381	35,073	132,365
Substandard	3,996	8,303	21,543	17,789	10,748	14,478	16,284	93,141
Commercial and industrial total	$400,283	$385,106	$220,302	$264,926	$135,630	$365,568	$531,831	$2,303,646
PPP
Pass	$1,063,169	$—	$—	$—	$—	$—	$—	$1,063,169
Watch	34,691	—	—	—	—	—	—	34,691
Substandard	30,175	—	—	—	—	—	—	30,175
PPP total	$1,128,035	$—	$—	$—	$—	$—	$—	$1,128,035
Owner occupied commercial real estate
Pass	$226,358	$313,472	$286,767	$165,497	$111,839	$227,090	$32,287	$1,363,310
Watch	8,449	7,692	10,430	19,836	6,255	9,276	2,245	64,183
Substandard	8,923	6,506	14,875	12,576	9,318	14,949	262	67,409
Owner occupied commercial real estate total	$243,730	$327,670	$312,072	$197,909	$127,412	$251,315	$34,794	$1,494,902
Non-owner occupied commercial real estate
Pass	$256,678	$411,467	$252,071	$193,575	$105,474	$253,755	$26,598	$1,499,618
Watch	14,535	9,949	14,788	20,394	7,648	18,171	475	85,960
Substandard	25,671	4,280	19,889	15,737	3,636	4,892	—	74,105
Non-owner occupied commercial real estate total	$296,884	$425,696	$286,748	$229,706	$116,758	$276,818	$27,073	$1,659,683
Real estate construction
Pass	$188,216	$351,522	$235,386	$34,641	$14,609	$23,189	$16,716	$864,279
Watch	2,874	24,153	5,931	280	14,744	791	637	49,410
Substandard	199	2,018	353	686	394	426	—	4,076
Real estate construction total	$191,289	$377,693	$241,670	$35,607	$29,747	$24,406	$17,353	$917,765
Agricultural and agricultural real estate
Pass	$86,754	$76,196	$45,596	$29,713	$15,357	$33,322	$114,403	$401,341
Watch	4,527	9,475	5,127	826	1,772	3,651	9,175	34,553
Substandard	14,563	4,914	18,457	6,419	3,799	12,762	11,250	72,164
Agricultural and agricultural real estate total	$105,844	$90,585	$69,180	$36,958	$20,928	$49,735	$134,828	$508,058

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Residential real estate
Pass	$81,558	$72,198	$101,789	$78,394	$51,293	$250,936	$30,370	$666,538
Watch	81	3,462	825	1,402	338	5,844	346	12,298
Substandard	848	312	1,152	860	1,500	17,291	1,100	23,063
Residential real estate total	$82,487	$75,972	$103,766	$80,656	$53,131	$274,071	$31,816	$701,899
Consumer
Pass	$24,864	$26,236	$18,451	$14,001	$3,955	$20,208	$265,699	$373,414
Watch	8	370	599	235	236	754	2,218	4,420
Substandard	487	696	2,234	652	762	2,152	841	7,824
Consumer total	$25,359	$27,302	$21,284	$14,888	$4,953	$23,114	$268,758	$385,658

Total Pass	$2,291,409	$1,606,716	$1,121,426	$745,690	$420,812	$1,157,209	$966,547	$8,309,809
Total Watch	97,640	76,279	55,093	60,241	37,590	40,868	50,169	417,880
Total Substandard	84,862	27,029	78,503	54,719	30,157	66,950	29,737	371,957
Total Loans	$2,473,911	$1,710,024	$1,255,022	$860,650	$488,559	$1,265,027	$1,046,453	$9,099,646

Included in Heartland's nonpass loans at September 30, 2020 were $64.9 million of nonpass PPP loans as a result of risk ratings on related credits. Heartland's risk rating methodology assigns a risk rating to the whole lending relationship. Heartland has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

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

As of September 30, 2020, Heartland had $1.6 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at September 30, 2020, and December 31, 2019, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2020
Commercial and industrial	$3,200	$2,293	$431	$5,924	$2,276,336	$21,386	$2,303,646
PPP	—	—	—	—	1,128,035	—	1,128,035
Owner occupied commercial real estate	1,052	896	—	1,948	1,479,890	13,064	1,494,902
Non-owner occupied commercial real estate	863	1,685	—	2,548	1,653,491	3,644	1,659,683
Real estate construction	310	597	—	907	915,205	1,653	917,765
Agricultural and agricultural real estate	1,308	—	—	1,308	488,175	18,575	508,058
Residential real estate	1,820	86	1,250	3,156	682,217	16,526	701,899
Consumer	980	46	—	1,026	380,440	4,192	385,658
Total gross loans receivable held to maturity	$9,533	$5,603	$1,681	$16,817	$9,003,789	$79,040	$9,099,646
December 31, 2019
Commercial and industrial	$5,121	$904	$3,899	$9,924	$2,491,110	$29,775	$2,530,809
Owner occupied commercial real estate	3,487	690	—	4,177	1,461,589	6,938	1,472,704
Non-owner occupied commercial real estate	614	81	—	695	1,493,619	1,563	1,495,877
Real estate construction	5,689	72	—	5,761	1,020,153	1,167	1,027,081
Agricultural and agricultural real estate	3,734	79	26	3,839	541,455	20,543	565,837
Residential real estate	4,166	24	180	4,370	814,840	13,067	832,277
Consumer	2,511	651	—	3,162	436,675	3,495	443,332
Total gross loans receivable held to maturity	$25,322	$2,501	$4,105	$31,928	$8,259,441	$76,548	$8,367,917

Loans delinquent 30 to 89 days as a percent of total loans were 0.17% at September 30, 2020, compared to 0.33% at December 31, 2019. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

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

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and nine- month periods ended September 30, 2020, and September 30, 2019, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2020	$32,531	$—	$23,402	$10,162	$28,667	$5,701	$9,304	$10,170	$119,937
Charge-offs	(7,077)	—	(13,328)	(26)	—	(936)	(54)	(332)	(21,753)
Recoveries	369	—	—	10	2	—	2	69	452
Provision	8,775	—	1,155	1,981	(7,882)	576	419	(283)	4,741
Balance at September 30, 2020	$34,598	$—	$11,229	$12,127	$20,787	$5,341	$9,671	$9,624	$103,377

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2019	$30,787	$—	$8,214	$7,802	$11,599	$5,673	$1,504	$4,816	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	3,147	—	(407)	(2,834)	3,413	(380)	4,817	4,315	12,071
Adjusted balance at January 1, 2020	33,934	—	7,807	4,968	15,012	5,293	6,321	9,131	82,466
Charge-offs	(15,440)	—	(13,541)	(45)	(105)	(1,190)	(368)	(929)	(31,618)
Recoveries	1,153	—	192	18	217	826	97	413	2,916
Provision	14,951	—	16,771	7,186	5,663	412	3,621	1,009	49,613
Balance at September 30, 2020	$34,598	$—	$11,229	$12,127	$20,787	$5,341	$9,671	$9,624	$103,377

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2019	$27,680	6,182	7,482	10,010	$5,986	$1,592	$4,918	$63,850
Charge-offs	(2,656)	(43)	(21)	—	(1,673)	(3)	(446)	(4,842)
Recoveries	1,526	3	100	38	199	52	95	2,013
Provision	1,874	1,108	186	640	858	164	371	5,201
Balance at September 30, 2019	$28,424	$7,250	$7,747	$10,688	$5,370	$1,805	$4,938	$66,222

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2018	$26,306	$6,525	$7,430	$9,679	$4,914	$1,813	$5,296	$61,963
Charge-offs	(7,607)	(79)	(21)	(155)	(2,100)	(344)	(1,266)	(11,572)
Recoveries	2,110	96	200	166	528	138	839	4,077
Provision	7,615	708	138	998	2,028	198	69	11,754
Balance at September 30, 2019	$28,424	$7,250	$7,747	$10,688	$5,370	$1,805	$4,938	$66,222

Changes in the allowance for credit losses on unfunded commitments for the three- and nine months ended September 30, 2020, were as follows:

Balance at June 30, 2020	$17,392
Provision	(3,062)
Balance at September 30, 2020	$14,330

Balance at December 31, 2019	$248
Impact of ASU 2016-13 adoption on January 1, 2020	13,604
Adjusted balance at January 1, 2020	13,852
Provision	478
Balance at September 30, 2020	$14,330

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $446.3 million at both September 30, 2020, and December 31, 2019. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent annual assessment. Due to the COVID-19 pandemic and economic conditions, an interim quantitative assessment of goodwill was performed during the second quarter of 2020, and no goodwill impairment was identified.

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

Heartland's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at September 30, 2020, and December 31, 2019, are presented in the table below, in thousands:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$96,821	$56,478	$40,343	$96,821	$48,338	$48,483
Customer relationship intangibles	1,177	1,000	177	1,177	972	205
Mortgage servicing rights	10,458	5,635	4,823	7,886	2,265	5,621
Commercial servicing rights	7,013	6,084	929	6,952	5,837	1,115
Total	$115,469	$69,197	$46,272	$112,836	$57,412	$55,424

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

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Three months ending December 31, 2020	$2,436	$9	$624	$69	$3,138
Year ending December 31,
2021	8,691	35	1,050	261	10,037
2022	7,102	34	900	232	8,268
2023	6,202	34	750	161	7,147
2024	5,108	33	600	103	5,844
2025	4,265	32	450	103	4,850
Thereafter	6,539	—	449	—	6,988
Total	$40,343	$177	$4,823	$929	$46,272

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2020. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $709.9 million at September 30, 2020 compared to $616.7 million at December 31, 2019. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $16.9 million at September 30, 2020 and $5.0 million at December 31, 2019.

At September 30, 2020, the fair value of the mortgage servicing rights was estimated at $4.8 million compared to $5.6 million at December 31, 2019. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 16.90% for the September 30, 2020 valuation compared to 14.20% for the December 31, 2019 valuation. The discount rate was 9.02% for September 30, 2020 compared to 9.03% for December 31, 2019. The average capitalization rate for the first nine months of 2020 ranged from 76 to 116 basis points compared to a range of 80 to 98 basis points for the first nine months of 2019. Fees collected for the servicing of mortgage loans for others were $443,000 and $422,000 for the quarter ended September 30, 2020 and September 30, 2019, respectively, and $1.3 million for both the nine-month periods ended September 30, 2020 and September 30, 2019.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2020, and September 30, 2019:

	2020	2019
Balance at January 1,	$5,621	$29,363
Originations	2,571	654
Amortization	(1,693)	(2,867)
Sale of mortgage servicing rights	—	(20,556)
Valuation allowance	(1,676)	(1,572)
Balance at period end	$4,823	$5,022
Mortgage servicing rights, net to servicing portfolio	0.68%	0.81%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $71.2 million at September 30, 2020 and $82.1 million at December 31, 2019. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $70,000 and $216,000 for the quarter ended September 30, 2020 and September 30, 2019, respectively, and $242,000 and $826,000 for the nine-months ended September 30, 2020 and September 30, 2019.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 15.12% to 18.37% as of September 30, 2020 compared to 14.25% to 18.08% as of December 31, 2019. The discount rate range was 6.93% to 10.43% for the September 30, 2020, valuations compared to 10.65% to 13.94% for the December 31, 2019 valuations. The capitalization rate for both 2020 and 2019 ranged from 310 to 445 basis points. The total fair value of Heartland's commercial servicing rights was estimated at $1.5 million as of September 30, 2020, and $1.6 million as of December 31, 2019.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine-months ended September 30, 2020, and September 30, 2019:

	2020	2019
Balance at January 1,	$1,115	$1,709
Originations	62	102
Amortization	(248)	(555)
Valuation allowance on commercial servicing rights	—	(7)
Balance at period end	$929	$1,249
Fair value of commercial servicing rights	$1,497	$1,827
Commercial servicing rights, net to servicing portfolio	1.31%	1.44%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each Heartland subsidiary. At September 30, 2020, a $534,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $2.1 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2019, a $114,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $797,000 valuation allowance was required on the mortgage servicing rights 30-year tranche. At both September 30, 2020 and December 31, 2019, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2020, and December 31, 2019:

September 30, 2020	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
First Bank & Trust	1,618	1,084	534	5,850	3,739	2,111
Total	$1,618	$1,084	$534	$5,850	$3,739	$2,111
December 31, 2019
First Bank & Trust	1,482	1,368	114	5,050	4,253	797
Total	$1,482	$1,368	$114	$5,050	$4,253	$797

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at September 30, 2020, and December 31, 2019:

September 30, 2020	Book Value Less than 20 Years	Fair Value Less than 20 Years	Valuation Allowance 15-Year Tranche	Book Value More than 20 Years	Fair Value More than 20 Years	Valuation Allowance 30-Year Tranche
Premier Valley Bank	1	9	—	94	156	—
Wisconsin Bank & Trust	117	285	—	717	1,047	—
Total	$118	$294	$—	$811	$1,203	$—
December 31, 2019
Premier Valley Bank	1	13	—	135	161	—
Wisconsin Bank & Trust	128	272	—	851	1,148	—
Total	$129	$285	$—	$986	$1,309	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $4.2 million of cash as collateral at September 30, 2020 compared to $1.9 million at December 31, 2019. At both September 30, 2020 and December 31, 2019, no collateral was required to be pledged by Heartland's counterparties.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the nine months ended September 30, 2020, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.2 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.4 million.

Heartland entered into four forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, V, VI, and VII, which total $85.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these four swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $85.0 million of Heartland's subordinated debentures that reset quarterly on a specified reset date. At inception, Heartland asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. During the first quarter of 2020, the interest rate swap transaction associated with Heartland Financial Statutory Trust VI, totaling $20.0 million, matured and the fixed rate debt has been converted to a variable rate subordinated debenture.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at September 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
September 30, 2020
Interest rate swap	$25,000	$(253)	Other liabilities	0.246%	2.255%	03/17/2021
Interest rate swap	22,667	(147)	Other liabilities	2.656	3.674	05/10/2021
Interest rate swap	23,500	(2,449)	Other liabilities	2.651	5.425	07/24/2028
Interest rate swap	20,000	(1,592)	Other liabilities	0.250	2.390	06/15/2024
Interest rate swap	20,000	(1,488)	Other liabilities	0.246	2.352	03/01/2024
Interest rate swap	6,000	(74)	Other liabilities	0.250	1.866	06/15/2021
Interest rate swap	3,000	(38)	Other liabilities	0.275	1.878	06/30/2021
December 31, 2019
Interest rate swap	$25,000	$(167)	Other liabilities	1.900%	2.255%	03/17/2021
Interest rate swap	20,000	(67)	Other liabilities	2.043	3.355	01/07/2020
Interest rate swap	25,667	135	Other assets	4.215	3.674	05/10/2021
Interest rate swap	25,750	(1,384)	Other liabilities	4.280	5.425	07/24/2028
Interest rate swap	20,000	(614)	Other liabilities	1.894	2.390	06/15/2024
Interest rate swap	20,000	(561)	Other liabilities	1.907	2.352	03/01/2024
Interest rate swap	6,000	(15)	Other liabilities	1.894	1.866	06/15/2021
Interest rate swap	3,000	(9)	Other liabilities	1.831	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the three- and nine-month periods ended September 30, 2020, and September 30, 2019, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2020
Interest rate swaps	$(604)	Interest expense	$595	Other income	$—
Nine Months Ended September 30, 2020
Interest rate swaps	$(3,359)	Interest expense	$1,195	Other income	$—
Three Months Ended September 30, 2019
Interest rate swaps	$(766)	Interest expense	$(31)	Other income	$—
Nine Months Ended September 30, 2019
Interest rate swaps	$(4,269)	Interest expense	$(296)	Other income	$—

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

Heartland was required to pledge $4.2 million and $3.4 million of cash as collateral for these fair value hedges at September 30, 2020, and December 31, 2019, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at September 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2020
Fair value hedges	$20,946	$(2,900)	Other liabilities
December 31, 2019
Fair value hedges	$21,250	$(1,253)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the three- and nine- month periods ended September 30, 2020, and September 30, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2020
Fair value hedges	$26	Interest income
Nine Months Ended September 30, 2020
Fair value hedges	$(1,647)	Interest income
Three Months Ended September 30, 2019
Fair value hedges	$(263)	Interest income
Nine Months Ended September 30, 2019
Fair value hedges	$(1,553)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives at September 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2020
Embedded derivatives	$9,308	$758	Other assets
December 31, 2019
Embedded derivatives	$9,627	$465	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the three- and nine--month periods ended September 30, 2020, and September 30, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended September 30, 2020
Embedded derivatives	$(69)	Other noninterest income
Nine Months Ended September 30, 2020
Embedded derivatives	$293	Other noninterest income
Three Months Ended September 30, 2019
Embedded derivatives	$1,389	Other noninterest income
Nine Months Ended September 30, 2019
Embedded derivatives	$318	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $53.2 million and $20.2 million as of September 30, 2020, and December 31, 2019, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at September 30, 2020, and $0 at December 31, 2019. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three- and nine months ended September 30, 2020 and September 30, 2019, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at September 30, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2020
Customer interest rate swaps	$443,856	$49,629	Other assets	4.46%	2.45%
Customer interest rate swaps	443,856	(49,629)	Other liabilities	2.45	4.46
December 31, 2019
Customer interest rate swaps	$374,191	$16,927	Other assets	4.68%	4.05%
Customer interest rate swaps	374,191	(16,927)	Other liabilities	4.05	4.68

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge no collateral at both September 30, 2020, and December 31, 2019. Heartland's counterparties were required to pledge no collateral at both September 30, 2020 and December 31, 2019, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at September 30, 2020, and December 31, 2019, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2020
Interest rate lock commitments (mortgage)	Other assets	$51,579	$2,255
Forward commitments	Other assets	24,500	27
Forward commitments	Other liabilities	72,500	(352)
Undesignated interest rate swaps	Other liabilities	9,308	(758)
December 31, 2019
Interest rate lock commitments (mortgage)	Other assets	$20,356	$681
Forward commitments	Other assets	16,000	15
Forward commitments	Other liabilities	36,500	(113)
Undesignated interest rate swaps	Other liabilities	9,627	(465)

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the three- and nine-month periods ended September 30, 2020, and September 30, 2019, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended September 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$249
Forward commitments	Net gains on sale of loans held for sale	(44)
Undesignated interest rate swaps	Other noninterest income	69
Nine Months Ended September 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$3,243
Forward commitments	Net gains on sale of loans held for sale	(228)
Undesignated interest rate swaps	Other noninterest income	(293)
Three Months Ended September 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(255)
Forward commitments	Net gains on sale of loans held for sale	283
Undesignated interest rate swaps	Other noninterest income	(1,389)
Nine Months Ended September 30, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$561
Forward commitments	Net gains on sale of loans held for sale	255
Undesignated interest rate swaps	Other noninterest income	(318)

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020, and December 31, 2019, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets
Securities available for sale
U.S. government corporations and agencies	$3,272	$2,035	$1,237	$—
Mortgage and asset-backed securities	3,742,508	—	3,742,508	—
Obligations of states and political subdivisions	1,185,349	—	1,185,349	—
Equity securities with a readily determinable fair value	19,569	—	19,569	—
Derivative financial instruments(1)	50,387	—	50,387	—
Interest rate lock commitments	2,255	—	—	2,255
Forward commitments	27	—	27	—
Total assets at fair value	$5,003,367	$2,035	$4,999,077	$2,255
Liabilities
Derivative financial instruments(2)	$59,328	$—	$59,328	$—
Forward commitments	352	—	352	—
Total liabilities at fair value	$59,680	$—	$59,680	$—
December 31, 2019
Assets
Securities available for sale
U.S. government corporations and agencies	$9,893	$8,503	$1,390	$—
Mortgage and asset-backed securities	2,577,278	—	2,577,278	—
Obligations of states and political subdivisions	707,190	—	707,190	—
Equity securities	18,435	—	18,435	—
Derivative financial instruments(1)	17,527	—	17,527	—
Interest rate lock commitments	681	—	—	681
Total assets at fair value	$3,331,019	$8,503	$3,321,835	$681
Liabilities
Derivative financial instruments(2)	$21,462	$—	$21,462	$—
Forward commitments	113	—	113	—
Total liabilities at fair value	$21,575	$—	$21,575	$—

(1) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$9,602	$—	$—	$9,602	$445
Owner occupied commercial real estate	5,949	—	—	5,949	9,456
Non-owner occupied commercial real estate	1,035	—	—	1,035	—
Real estate construction	449	—	—	449	—
Agricultural and agricultural real estate	13,923	—	—	13,923	781
Residential real estate	376	—	—	376	36
Consumer	250	—	—	250	—
Total collateral dependent individually assessed loans	$31,584	$—	$—	$31,584	$10,718
Loans held for sale	$65,969	$—	$65,969	$—	$(2,648)
Other real estate owned	5,050	—	—	5,050	1,047
Premises, furniture and equipment held for sale	567	—	—	567	—
Servicing rights	4,823	—	—	4,823	1,676

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent impaired loans:
Commercial and industrial	$15,173	$—	$—	$15,173	$1,114
Owner occupied commercial real estate	1,352	—	—	1,352	—
Non-owner occupied commercial real estate	1,305	—	—	1,305	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,623	—	—	12,623	1,254
Residential real estate	4,978	—	—	4,978	82
Consumer	1,033	—	—	1,033	—
Total collateral dependent impaired loans	$36,464	$—	$—	$36,464	$2,450
Loans held for sale	$26,748	$—	$26,748	$—	$(980)
Other real estate owned	6,914	—	—	6,914	947
Premises, furniture and equipment held for sale	2,967	—	—	2,967	735
Servicing rights	5,621	—	—	5,621	911

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$2,255	Discounted cash flows	Closing ratio	0-99% (86%)(1)
Other real estate owned	5,050	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	4,823	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	567	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	9,602	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Owner occupied commercial real estate	5,949	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Non-owner occupied commercial real estate	1,035	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Real estate construction	449	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Agricultural and agricultural real estate	13,923	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	376	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Consumer	250	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Balance at January 1,	$681	$725
Total net gains included in earnings	3,243	18
Issuances	11,387	10,702
Settlements	(13,056)	(10,764)
Balance at period end	$2,255	$681

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2020, and December 31, 2019, were $2.3 million and $681,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of September 30, 2020, and December 31, 2019, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$331,655	$331,665	$331,665	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	4,950,698	4,950,698	2,035	4,948,663	—
Held to maturity	88,700	99,619	—	99,619	—
Other investments	35,940	35,940	—	35,940	—
Loans held for sale	65,969	65,969	—	65,969	—
Loans, net:
Commercial and industrial	2,269,048	2,229,482	—	2,219,880	9,602
PPP	1,128,035	1,128,035	—	1,128,035	—
Owner occupied commercial real estate	1,483,673	1,470,592	—	1,464,643	5,949
Non-owner occupied commercial real estate	1,647,556	1,634,341	—	1,633,306	1,035
Real estate construction	896,978	907,919	—	907,470	449
Agricultural and agricultural real estate	502,717	484,657	—	470,734	13,923
Residential real estate	692,228	690,745	—	690,369	376
Consumer	376,034	374,832	—	374,582	250
Total Loans, net	8,996,269	8,920,603	—	8,889,019	31,584
Cash surrender value on life insurance	173,111	173,111	—	173,111	—
Derivative financial instruments(1)	50,387	50,387	—	50,387	—
Interest rate lock commitments	2,255	2,255	—	—	2,255
Forward commitments	27	27	—	27	—
Financial liabilities:
Deposits
Demand deposits	5,022,567	5,022,567	—	5,022,567	—
Savings deposits	6,742,151	6,742,151	—	6,742,151	—
Time deposits	1,002,392	1,002,392	—	1,002,392	—
Short term borrowings	306,706	306,706	—	306,706	—
Other borrowings	524,045	525,388	—	525,388	—
Derivative financial instruments(2)	59,328	59,328	—	59,328	—
Forward commitments	352	352	—	352	—

(1) Includes embedded derivatives and back-to-back loan swaps.
(2) Includes embedded derivatives, back-to-back loan swaps, fair value hedges, free standing derivative instruments and cash flow hedges.

			Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$378,734	$378,734	$378,734	$—	$—
Time deposits in other financial institutions	3,564	3,564	3,564	—	—
Securities:
Carried at fair value	3,312,796	3,312,796	8,503	3,304,293	—
Held to maturity	91,324	100,484	—	100,484	—
Other investments	31,321	31,321	—	31,321	—
Loans held for sale	26,748	26,748	—	26,748	—
Loans, net:
Commercial and industrial	2,530,809	2,621,253	—	2,606,080	15,173
Owner occupied commercial real estate	1,472,704	1,409,388	—	1,408,036	1,352
Non-owner occupied commercial real estate	1,495,877	1,397,527	—	1,396,222	1,305
Real estate construction	1,027,081	924,041	—	924,041	—
Agricultural and agricultural real estate	565,837	576,821	—	564,198	12,623
Residential real estate	832,277	841,453	—	838,365	3,088
Consumer	443,332	470,927	—	469,939	988
Total Loans, net	8,297,522	8,243,343	—	8,206,879	36,464
Cash surrender value on life insurance	171,625	171,625	—	171,625	—
Derivative financial instruments(1)	17,527	17,527	—	17,527	—
Interest rate lock commitments	681	681	—	—	681
Financial liabilities:
Deposits
Demand deposits	3,543,863	3,543,863	—	3,543,863	—
Savings deposits	6,307,425	6,307,425	—	6,307,425	—
Time deposits	1,193,043	1,193,043	—	1,193,043	—
Short term borrowings	182,626	182,626	—	182,626	—
Other borrowings	275,773	278,169	—	278,169	—
Derivative financial instruments(1)	21,462	21,462	—	21,462	—
Forward commitments	113	113	—	113	—

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

The fair value of individually assessed or impaired loans is measured using the fair value of the underlying collateral. The fair value of loans held for sale is estimated using quoted market prices.

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

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders and other deposit account related fees. Heartland's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees, including overdraft fees, are largely transaction based, and therefore, the performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

Credit card fee income and debit card income are comprised of interchange fees, ATM fees, and merchant services income. Credit card fee income and debit card income are earned whenever the banks' debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a bank cardholder uses an ATM that is not owned by one of Heartland's banks or a non-bank cardholder uses a Heartland-owned ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020, and 2019, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,710	$3,221	$10,623	$9,383
Overdraft fees	2,184	2,917	6,627	8,537
Customer service and other service fees	39	104	133	270
Credit card fee income	3,894	3,936	11,861	11,555
Debit card income	1,922	2,188	5,498	10,044
Total service charges and fees	11,749	12,366	34,742	39,789
Trust fees	5,357	4,959	15,356	14,258
Brokerage and insurance commissions	649	962	1,977	2,724
Total noninterest income in-scope of Topic 606	17,755	18,287	52,075	56,771

Out-of-scope of Topic 606
Loan servicing income	$638	$821	$1,980	$3,888
Securities gains, net	1,300	2,013	4,964	7,168
Unrealized gain on equity securities, net	155	144	604	514
Net gains on sale of loans held for sale	8,894	4,673	21,411	12,192
Valuation adjustment on servicing rights	(120)	(626)	(1,676)	(1,579)
Income on bank owned life insurance	868	881	2,533	2,668
Other noninterest income	1,726	3,207	5,779	6,556
Total noninterest income out-of-scope of Topic 606	13,461	11,113	35,595	31,407
Total noninterest income	$31,216	$29,400	$87,670	$88,178

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. Heartland's noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after Heartland satisfies its performance obligation and revenue is recognized. Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2020, and December 31, 2019, Heartland did not have any significant contract balances.

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

NOTE 10: STOCK COMPENSATION

Heartland may grant, through its Nominating, Compensation and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increases the number of shares of common stock authorized for issuance to 1,460,000 and makes certain other changes to the Plan. As of September 30, 2020, 1,421,218 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

Heartland's income tax expense included $93,000 of tax expense during the nine months ended September 30, 2020 and a tax benefit of $270,000 during the nine months ended September 30, 2019, related to the exercise, vesting and forfeiture of equity-based awards.

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

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the nine months ended September 30, 2020, and September 30, 2019, 54,957 and 32,662 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of September 30, 2020, and 2019, and changes during the nine months ended September 30, 2020 and 2019, follows:

	2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	254,383	$46.76	266,995	$43.89
Granted	220,688	31.95	157,583	45.00
Vested	(119,325)	44.49	(142,023)	38.93
Forfeited	(15,674)	47.13	(26,136)	48.95
Outstanding at September 30,	340,072	$38.37	256,419	$46.96

Total compensation costs recorded for RSUs were $5.4 million and $4.8 million for the nine-month periods ended September 30, 2020 and 2019. As of September 30, 2020, there were $6.8 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2022.

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

Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet. The table below presents Heartland's ROU assets and lease liabilities as of September 30, 2020 and December 31, 2019, in thousands:

	Classification	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$19,963	$23,200
Operating lease liabilities	Accrued expenses and other liabilities	$21,949	$24,617

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. Heartland’s lease agreements often include one or more options to renew at Heartland’s discretion. If at lease inception, Heartland considers the exercising of a renewal option to be reasonably certain, Heartland will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, Heartland utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. The variable lease cost primarily represents variable payments such as common area maintenance and utilities. The table below presents the lease costs and supplemental information as of September 30, 2020 and 2019, in thousands:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Category	2020	2019	2020	2019
Lease Cost
Operating lease cost	Occupancy expense	$1,359	$1,681	$3,998	$4,548
Variable lease cost	Occupancy expense	14	42	46	109
Total lease cost		$1,373	$1,723	$4,044	$4,657
Supplemental Information
Noncash reduction of ROU assets arising from lease modifications and terminations	Occupancy expense	$692	$495	$1,067	$2,959
Noncash reduction of lease liabilities arising from lease modifications and terminations	Occupancy expense	3	284	389	2,771

Supplemental balance sheet information				As of September 30, 2020
Weighted-average remaining operating lease term (in years)				6.50
Weighted-average discount rate for operating leases				2.97%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of September 30, 2020 are as follows, in thousands:

Three months ending December 31, 2020	$1,422
Year ending December 31,
2021	5,406
2022	4,183
2023	2,850
2024	2,140
Thereafter	8,160
Total lease payments	24,161
Less interest	(2,212)
Present value of lease liabilities	$21,949

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of Heartland's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, there may be events or factors that management has not anticipated, and the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented in this Quarterly Report on Form 10-Q. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which are detailed below and in the risk factors in Heartland's reports filed with the Securities and Exchange Commission ("SEC"), include, among others:
•The impact of the COVID-19 pandemic on Heartland and U.S. and global financial markets;
•Measures enacted by the U.S. federal and state governments and adopted by private businesses in response to the COVID-19 pandemic;
•The deterioration of the U.S. economy in general and in the local economies in which Heartland conducts its operations;
•Increasing credit losses due to deterioration in the financial condition of its borrowers, based on declining oil prices and asset and collateral values, which may continue to increase the provision for credit losses and net charge-offs of Heartland;
•Civil unrest in the communities that Heartland serves;
•Levels of unemployment in the geographic areas in which Heartland operates;
•Real estate market values in these geographic areas;
•Future natural disasters and increases to flood insurance premiums;
•The effects of past and any future terrorist threats and attacks, acts of war or threats thereof;
•The level of prepayments on loans and mortgage-backed securities;
•Legislative and regulatory changes affecting banking, tax, securities, insurance and monetary and financial matters;
•Monetary and fiscal policies of the U.S. Government including policies of the U.S. Department of Treasury and the Federal Reserve Board;
•The quality or composition of the loan and investment portfolios of Heartland;
•Demand for loan products and financial services, deposit flows and competition in Heartland’s market areas;
•Changes in accounting principles and guidelines;
•The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;
•The ability of Heartland to implement technological changes as planned and to develop and maintain secure and reliable electronic delivery systems;
•Heartland’s ability to retain key executives and employees; and
•The ability of Heartland to successfully consummate acquisitions and integrate acquired operations.

The COVID-19 pandemic is adversely affecting Heartland and its customers, counterparties, employees and third-party service providers. The COVID-19 pandemic’s severity, its duration and the extent of its impact on Heartland’s business, financial condition, results of operations, liquidity and prospects remain uncertain. The deterioration in general business and economic conditions and turbulence in domestic and global financial markets caused by the COVID-19 pandemic have negatively affected Heartland’s net income, total equity and book value per common share, and continued economic deterioration could adversely affect the value of its assets and liabilities, reduce the availability of funding to Heartland, lead to a tightening of credit and increase stock price volatility. Some economists and investment banks believe that a recession or depression may result from the continued spread of COVID-19 and the economic consequences.

These risks and uncertainties should be considered in evaluating forward-looking statements made by Heartland or on its behalf, and undue reliance should not be placed on these statements. There can be no assurance that other factors not currently anticipated by Heartland will not materially and adversely affect Heartland’s business, financial condition and results of operations. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect Heartland’s customers and the economies where they operate. Additionally, all statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and Heartland undertakes no obligation to update any statement in light of new information or future events. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland’s financial results, is included in Heartland’s filings with the SEC.

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

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to individuals and businesses. As of the date of this Quarterly Report on Form 10-Q, Heartland has eleven banking subsidiaries with 113 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Heartland's primary objectives are to increase profitability and diversify its market area and asset base by expanding through acquisitions and to grow organically by increasing its customer base in the markets it serves.

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

Heartland reported the following results for the three months ended September 30, 2020:
•net income available to common stockholders of $45.5 million, or $1.23 per diluted common share, for the quarter ended September 30, 2020, compared to $34.6 million, or $0.94 per diluted common share, for the third quarter of 2019.
•excluding tax-effected provision for credit losses of $1.3 million and tax-effected acquisition, integration and restructuring costs of $905,000, adjusted net income available to common stockholders (non-GAAP) was $47.8 million, or $1.29 of adjusted earnings per diluted common share (non-GAAP) for the third quarter of 2020, compared to $39.9 million (non-GAAP) or $1.08 of adjusted earnings per diluted common share (non-GAAP), for the third quarter of 2019, which excluded tax-effected provision for credit losses of $4.1 million and tax-effected acquisition, integration and restructuring costs of $1.2 million.

•return on average common equity was 10.90% and return on average assets was 1.19% for the third quarter of 2020, compared to 8.91% and 1.12%, respectively, for the same quarter in 2019.
•return on average tangible common equity (non-GAAP) of 16.11% and adjusted return on average tangible common equity (non-GAAP) of 16.86% for the third quarter of 2020 compared to 13.78% and 15.76%, respectively, for the third quarter of 2019.

Heartland reported the following results for the nine months ended September 30, 2020:
•net income available to common stockholders of $95.7 million or $2.59 per diluted common share, for the nine months ended September 30, 2020, compared to $111.3 million or $3.11 per diluted common share for the nine months ended September 30, 2019.
•excluding tax-effected provision for credit losses of $39.5 million and tax-effected acquisition, integration and restructuring costs of $2.5 million, adjusted net income available to common stockholders (non-GAAP) was $137.7 million, or $3.73 of adjusted earnings per diluted common share (non-GAAP), for the nine months ended September 30, 2020, compared to $125.3 million (non-GAAP), or $3.50 of adjusted earnings per diluted common share (non-GAAP), for the nine months ended September 30, 2019, which excluded tax-effected provision for credit losses of $9.3 million and tax-effected acquisition, integration and restructuring costs of $4.8 million.
•return on average common equity was 7.90% and return on average assets was 0.90% for the first nine months of 2020, compared to 10.33% and 1.27%, respectively, for the same period in 2019.
•return on average tangible common equity (non-GAAP) of 12.10% and adjusted return on average tangible common equity (non-GAAP) of 17.08% for the nine months ended September 30, 2020, compared to 16.13% and 18.05%, respectively, for the nine months ended September 30, 2019.

For the third quarter of 2020, Heartland's net interest margin was 3.51% (3.55% on a fully tax-equivalent basis, non-GAAP), which compares to 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP) and 3.98% (4.02% on a fully-tax equivalent basis, non-GAAP) for the second quarter of 2020 and third quarter of 2019, respectively.

Heartland's net interest margin for the first nine months of 2020 was 3.70% (3.74% on a fully-tax equivalent basis, non-GAAP) which compares to 4.05% (4.10% on a fully-tax equivalent basis, non-GAAP) for the same period of 2019.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 54.67% for the third quarter of 2020 compared to 60.85% for the same quarter of 2019. The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 57.28% for the first nine months of 2020 compared to 63.26% for the first nine months of 2019.

Total assets of Heartland were $15.61 billion at September 30, 2020, an increase of $2.40 billion or 18% since year-end 2019. Securities represented 33% of total assets at September 30, 2020, and 26% of total assets at December 31, 2019. Total loans held to maturity were $9.10 billion at September 30, 2020 compared to $8.37 billion at December 31, 2019, which was an increase of $731.7 million or 9%.

Total deposits were $12.77 billion as of September 30, 2020, compared to $11.04 billion at year-end 2019, an increase of $1.72 billion or 16%.

Total equity was $1.81 billion at September 30, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $46.11 at September 30, 2020, compared to $43.00 at year-end 2019. Heartland's unrealized gain on securities available for sale, net of applicable taxes, was $60.0 million at September 30, 2020, compared to an unrealized gain of $969,000, net of applicable taxes, at December 31, 2019.

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

In the first quarter of 2020, Heartland implemented and continues to operate under its pandemic management plan to assure workplace and employee safety and business resiliency. Relief and support provided to customers and communities facing challenges from the impacts of COVID-19 included the following measures:
•employees who can work from home continue to do so, and those employees who are working in bank offices have been placed on rotating teams to limit potential exposure to COVID-19;
•all in-person events and large meetings are canceled and have transitioned to virtual meetings;
•employees receive an increase in time off and enhanced health care coverage related to testing and treatments for COVID-19;
•Heartland has installed and requires the use of personal protective equipment in bank offices;
•Heartland has implemented and extended a 20% wage premium for certain customer-facing employees,
•Heartland has provided direct guaranteed loans from the U.S. Small Business Administration (the "SBA") to customers through Heartland’s participation in the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and originated $1.2 billion of loans under the Paycheck Protection Program ("PPP");
•Heartland has participated in the CARES Act SBA loan payment and deferral program for existing SBA loans; and
•Heartland has contributed $1.5 million to support communities served by Heartland and its subsidiary banks, including recent donations of $260,000 to local schools.

While the measures described above remain in effect, Heartland's pandemic management plan continues to evolve in response to the recent developments relating to the COVID-19 pandemic.

The continued economic disruption resulting from the COVID-19 pandemic will make it difficult for some customers to repay the principal and interest on their loans, and Heartland's subsidiary banks have been working with customers to modify the terms of certain existing loans. The following table shows the total loans exposure as of September 30, 2020, June 30, 2020, and March 31, 2020, to customer segment profiles that Heartland believes will be more heavily impact by COVID-19, dollars in thousands:

	As of September 30, 2020		As of June 30, 2020		As of March 31, 2020
Industry	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$495,187	4.52%	$490,475	4.38%	$498,596	4.47%
Retail trade	405,118	3.70	407,030	3.64	367,727	3.30
Retail properties	363,457	3.32	369,782	3.31	408,506	3.66
Restaurants and bars	248,053	2.26	255,701	2.29	247,239	2.22
Oil and gas	52,766	0.48	63,973	0.57	56,302	0.50
Total	$1,564,581	14.28%	$1,586,961	14.19%	$1,578,370	14.15%

(1) Total loans outstanding and unfunded commitments excluding PPP loans

As of September 30, 2020, of the approximately $1.11 billion of loans modified under COVID-19 relief programs, $860.0 million of loans have returned to full payment status, $133.0 million of loans remain in the original deferral status, and second loan modifications have been made on approximately $122.0 million of loans in Heartland's portfolio. Approximately 69% of the second loan modifications are principal and interest deferments for 90 days, and the remainder are primarily interest-only payments for 90 days.

At September 30, 2020, Heartland had $1.13 billion of PPP loans outstanding, which was net of $27.7 million of unamortized deferred fees. Under the CARES Act, PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks.

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
•In early March 2020, the Federal Reserve reduced the target range of its overnight funds rate to near zero, and in September 2020, stated its intention to maintain such target range until (i) labor market conditions have reached levels consistent with the Federal Open Market Committee’s assessments of maximum employment and (ii) inflation has risen to 2 percent and is expected to moderately exceed 2 percent for some time, which will continue to negatively impact Heartland's net interest margin.
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

Interest Income, Net Interest Margin and Fee Income
Heartland's interest income may be reduced due to lower interest rates, more loan modifications, delinquent interest payments, and related credit losses, resulting from the economic impact of COVID-19. During the nine months ended September 30, 2020, Heartland significantly increased its allowance for credit losses. The allowance for credit losses is increased through provisions for credit losses which are deducted from net interest income on Heartland’s consolidated statements of income. In keeping with guidance from regulators, Heartland is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments occur, interest income and fees accrued would need to be reversed. In such a scenario, interest income and net interest margin could be negatively impacted in future periods. However, any reduction in interest income could be offset by additional interest and fee income earned on PPP loans. At this time, Heartland is unable to project the impact of interest deferrals and interest earned on PPP loans on Heartland's net interest margin in future periods.

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

Processes, Controls and Business Continuity Plan
As previously discussed, Heartland has invoked and continues to operate under its pandemic management plan that includes a remote working strategy. Heartland does not anticipate incurring additional material costs related to its continued deployment of the remote working strategy. No material unmitigated operational or internal control challenges or risks have been identified to date. Heartland does not anticipate significant challenges in maintaining systems and controls due to its continued business resiliency and measures taken to manage employee and workplace safety. Heartland monitors the resiliency of its critical service providers and does not anticipate significant business disruptions at this time. Heartland does not currently face any material resource constraints through the implementation of its business continuity plans.

Credit
As a result of the current economic environment caused by the COVID-19 pandemic, Heartland is engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow Heartland to respond proactively as borrower needs and issues arise. The fiscal stimulus and relief programs have been an effective mitigant to credit losses in the near term; however, once these programs have run their course, Heartland may experience changes in the value of collateral securing outstanding loans, deterioration in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their loan terms causing credit losses. Should economic conditions worsen, Heartland could be required to further increase its allowance for credit losses and record additional credit loss expense. It is likely that Heartland's asset quality measures could worsen during future measurement periods if the effects of the COVID-19 pandemic are prolonged.

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

The allowance calculation under CECL is an expected loss model, which encompasses expected losses over the life of the loan and held to maturity securities portfolios, including expected losses due to changes in economic conditions and forecasts, such as those caused by the COVID-19 pandemic. Heartland recorded $50.0 million of provision for credit losses in the first nine months of 2020, primarily due to a deteriorating economic outlook resulting in an increase in expected credit losses. For more information, see "Provision for Credit Losses" and "Allowance for Credit Losses" below.

Entered into a Purchase and Assumption Agreement with Johnson Financial Group, Inc.
On June 9, 2020, Arizona Bank & Trust ("AB&T"), a wholly-owned subsidiary of Heartland headquartered in Phoenix, Arizona, entered into a purchase and assumption agreement, pursuant to which AB&T will acquire certain assets and will assume substantially all of the deposits and certain other liabilities of Johnson Bank’s Arizona operations, which includes four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. Johnson Insurance Services is not a part of this transaction.

Under the terms of the purchase and assumption agreement, AB&T will acquire Johnson Bank's Arizona banking centers, which had deposits of approximately $392.2 million and loans of approximately $183.8 million as of September 30, 2020. Heartland has received all regulatory approvals for this transaction. The actual amount of deposits assumed and loans acquired will be determined at closing, which is expected to be in the fourth quarter of 2020 and is subject to certain potential adjustments as set forth in the purchase and assumption agreement.

Entered into an Amended and Restated Agreement and Plan of Merger with AIM Bancshares, Inc.
On October 19, 2020, Heartland entered into an Amended and Restated Agreement and Plan of Merger (the "amended and restated merger agreement") relating to the acquisition of AIM Bancshares, Inc. ("AIM") and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. The amended and restated merger agreement amends and restates the Agreement and Plan of Merger dated February 11, 2020 between Heartland and AIM (the "original merger agreement"). The original merger agreement was amended and restated to address certain regulatory concerns raised by the Federal Reserve Board during its review of the transaction contemplated by the original merger agreement. In response to discussions with the Federal Reserve Board, AIM and Heartland agreed that they could better serve the goals of the transaction and more easily address regulatory concerns if they effected the transaction by completing the two sequential mergers described in the next paragraph. AIM and Heartland also agreed to adjust the cash component of the merger consideration based on increases in AIM’s adjusted tangible common equity as a result of gains in AIM’s "available-for-sale" securities portfolio, an increase in AIM’s retained earnings and gains in AIM’s "held-to-maturity" securities portfolio since the date of the original merger agreement. A holdback provision was added to the amended and restated merger agreement as a result of certain litigation proceedings against AimBank. Certain other provisions of the original merger agreement were revised to reflect other changes in economic terms and the significantly delayed closing date of the transaction.

In the first merger, AIM will merge with and into AimBank, and holders of shares of AIM common stock will receive one share of AimBank common stock for each share of AIM common stock owned by such holders. In the second merger, which will occur immediately following the consummation of the AIM/AimBank merger, AimBank will merge with and into Heartland’s wholly owned subsidiary, First Bank & Trust. In the second merger transaction, all issued and outstanding shares of AimBank common stock will be exchanged for shares of Heartland common stock and cash. As a result, each share of AimBank common stock received by shareholders of AIM in the first merger will be exchanged for 207.0 shares of Heartland common stock and $685.00 of cash. The transaction value will change due to fluctuations in the price of Heartland common stock and is subject to certain potential adjustments as set forth in the amended and restated merger agreement. The transaction is structured as a tax-free reorganization with respect to the stock consideration received by shareholders of AIM.

The combined entity, resulting from the merger of AimBank into First Bank & Trust, will operate as First Bank & Trust. As of September 30, 2020, AimBank had total assets of $1.85 billion, $1.14 billion of gross loans outstanding, and $1.60 billion of deposits. Because the amended and restated merger agreement was signed on October 19, 2020 and the transaction is expected to close in the fourth quarter of 2020, the transaction had no impact on Heartland's consolidated financial statements for the nine months ended September 30, 2020.

Issued $115.0 Million of Preferred Equity
On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." The net proceeds of $110.7 million will be used for general corporate purposes, which may include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

Branch Optimization
In the third quarter of 2020, Heartland's member banks approved plans to consolidate six branch locations, which included one branch in the Midwest region, four branches in the Western region and one in the Southwestern region, and resulted in $1.2 million of fixed asset write-downs. The branch consolidations are expected to be completed in early 2021. Heartland continues to review its branch network for optimization and consolidation opportunities, which may result in additional write-downs of fixed assets in future periods.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
STATEMENT OF INCOME DATA
Interest income	$130,967	$133,403	$395,781	$381,127
Interest expense	8,470	22,082	36,627	60,143
Net interest income	122,497	111,321	359,154	320,984
Provision for credit losses	1,678	5,201	49,994	11,754
Net interest income after provision for credit losses	120,819	106,120	309,160	309,230
Noninterest income	31,216	29,400	87,670	88,178
Noninterest expenses	90,396	92,967	271,694	256,295
Income taxes	13,681	7,941	27,007	29,835
Net income	47,958	34,612	98,129	111,278
Preferred dividends	(2,437)	—	(2,437)	—
Net income available to common stockholders	$45,521	$34,612	$95,692	$111,278

Key Performance Ratios
Annualized return on average assets	1.19%	1.12%	0.90%	1.27%
Annualized return on average common equity (GAAP)	10.90	8.91	7.90	10.33
Annualized return on average tangible common equity (non-GAAP)(1)	16.11	13.78	12.10	16.13
Annualized adjusted return on average tangible common equity (non-GAAP)(1)	16.86	15.76	17.08	18.05
Annualized ratio of net charge-offs to average loans	0.92	0.14	0.43	0.13
Annualized net interest margin (GAAP)	3.51	3.98	3.70	4.05
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.55	4.02	3.74	4.10
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	54.67	60.85	57.28	63.26

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
BALANCE SHEET DATA
Investments	$5,075,338	$4,252,832	$3,615,866	$3,435,441	$3,137,575
Loans held for sale	65,969	54,382	22,957	26,748	35,427
Loans receivable held to maturity	9,099,646	9,246,830	8,374,236	8,367,917	7,971,608
Allowance for credit losses	103,377	119,937	97,350	70,395	66,222
Total assets	15,612,664	15,026,153	13,294,509	13,209,597	12,569,262
Total deposits	12,767,110	12,708,699	11,174,025	11,044,331	10,469,856
Long-term obligations	524,045	306,459	276,150	275,773	278,417
Common equity	1,700,899	1,636,672	1,553,714	1,578,137	1,563,843

Common Share Data
Book value per common share (GAAP)	$46.11	$44.42	$42.21	$43.00	$42.62
Tangible book value per common share (non-GAAP)(1)	$32.91	$31.14	$28.84	$29.51	$29.62
Common shares outstanding, net of treasury stock	36,885,390	36,844,744	36,807,217	36,704,278	36,696,190
Tangible common equity ratio (non-GAAP)(1)	8.03%	7.89%	8.29%	8.52%	8.99%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP Reconciliations
(Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$45,521	$30,131	$20,040	$37,851	$34,612
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,969	2,130	2,355	2,305	2,291
Net income excluding intangible amortization (non-GAAP)	$47,490	$32,261	$22,395	$40,156	$36,903

Average common equity (GAAP)	$1,661,381	$1,574,902	$1,619,682	$1,570,258	$1,541,369
Less average goodwill	446,345	446,345	446,345	433,374	427,097
Less average core deposit and customer relationship intangibles, net	42,145	44,723	47,632	49,389	51,704
Average tangible common equity (non-GAAP)	$1,172,891	$1,083,834	$1,125,705	$1,087,495	$1,062,568
Annualized return on average common equity (GAAP)	10.90%	7.69%	4.98%	9.56%	8.91%
Annualized return on average tangible common equity (non-GAAP)	16.11%	11.97%	8.00%	14.65%	13.78%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$122,497	$124,146	$112,511	$112,745	$111,321
Plus tax-equivalent adjustment(1)	1,390	1,416	1,131	1,109	1,140
Net interest income, fully tax-equivalent (non-GAAP)	$123,887	$125,562	$113,642	$113,854	$112,461

Average earning assets	$13,868,360	$13,103,159	$11,891,455	$11,580,295	$11,102,581

Annualized net interest margin (GAAP)	3.51%	3.81%	3.81%	3.86%	3.98%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.55	3.85	3.84	3.90	4.02
Purchase accounting discount accretion on loans included in annualized net interest margin	0.10	0.16	0.09	0.17	0.23

	As Of and For the Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,700,899	$1,636,672	$1,553,714	$1,578,137	$1,563,843
Less goodwill	446,345	446,345	446,345	446,345	427,097
Less core deposit and customer relationship intangibles, net	40,520	43,011	45,707	48,688	49,819
Tangible common equity (non-GAAP)	$1,214,034	$1,147,316	$1,061,662	$1,083,104	$1,086,927

Common shares outstanding, net of treasury stock	36,885,390	36,844,744	36,807,217	36,704,278	36,696,190
Common equity (book value) per share (GAAP)	$46.11	$44.42	$42.21	$43.00	$42.62
Tangible book value per common share (non-GAAP)	$32.91	$31.14	$28.84	$29.51	$29.62

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,214,034	$1,147,316	$1,061,662	$1,083,104	$1,086,927

Total assets (GAAP)	$15,612,664	$15,026,153	$13,294,509	$13,209,597	$12,569,262
Less goodwill	446,345	446,345	446,345	446,345	427,097
Less core deposit and customer relationship intangibles, net	40,520	43,011	45,707	48,688	49,819
Total tangible assets (non-GAAP)	$15,125,799	$14,536,797	$12,802,457	$12,714,564	$12,092,346
Tangible common equity ratio (non-GAAP)	8.03%	7.89%	8.29%	8.52%	8.99%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019
Net interest income (GAAP)	$122,497	$124,146	$112,511	$112,745	$111,321
Tax-equivalent adjustment(1)	1,390	1,416	1,131	1,109	1,140
Fully tax-equivalent net interest income	123,887	125,562	113,642	113,854	112,461
Noninterest income	31,216	30,637	25,817	28,030	29,400
Securities gains, net	(1,300)	(2,006)	(1,658)	(491)	(2,013)
Unrealized (gain)/loss on equity securities, net	(155)	(680)	231	(11)	(144)
Gain on extinguishment of debt	—	—	—	—	(375)
Valuation adjustment on servicing rights	120	(9)	1,565	(668)	626
Adjusted revenue (non-GAAP)	$153,768	$153,504	$139,597	$140,714	$139,955

Total noninterest expenses (GAAP)	$90,396	$90,439	$90,859	$92,866	$92,967
Less:
Core deposit and customer relationship intangibles amortization	2,492	2,696	2,981	2,918	2,899
Partnership investment in tax credit projects	927	791	184	3,038	3,052
(Gain)/loss on sales/valuation of assets, net	1,763	701	16	1,512	356
Acquisition, integration and restructuring costs	1,146	673	1,376	537	1,500
Adjusted noninterest expenses (non-GAAP)	$84,068	$85,578	$86,302	$84,861	$85,160
Efficiency ratio, fully tax-equivalent (non-GAAP)	54.67%	55.75%	61.82%	60.31%	60.85%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$—	$122	$44	$—	$100
Occupancy	—	—	—	11	—
Furniture and equipment	496	15	24	7	(4)
Professional fees	476	505	996	462	855
Advertising	8	4	89	31	115
(Gain)/loss on sales/valuations of assets, net	—	—	—	—	—
Other noninterest expenses	166	27	223	26	434
Total acquisition, integration and restructuring costs	$1,146	$673	$1,376	$537	$1,500
After tax impact on diluted earnings per share(1)	$0.02	$0.01	$0.03	$0.01	$0.03

Reconciliation of Adjusted Net Income Available to Common Stockholders and Adjusted Diluted EPS (non-GAAP)
Net income available to common stockholders (GAAP)	$45,521	$30,131	$20,040	$37,851	$34,612
Provision for credit losses(1)	1,325	21,169	17,001	3,873	4,109
Acquisition, integration and restructuring costs(1)	905	532	1,087	424	1,185
Adjusted net income available to common stockholders (non-GAAP)	$47,751	$51,832	$38,128	$42,148	$39,906
Diluted earnings per common share (GAAP)	$1.23	$0.82	$0.54	$1.03	$0.94
Adjusted diluted earnings per common share (non-GAAP)	$1.29	$1.40	$1.03	$1.14	$1.08

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income available to common stockholders (non-GAAP)	$47,751	$51,832	$38,128	$42,148	$39,906
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,969	2,130	2,355	2,305	2,291
Adjusted net income available to common stockholders excluding intangible amortization (non-GAAP)	$49,720	$53,962	$40,483	$44,453	$42,197
Average tangible common equity (non-GAAP)	$1,172,891	$1,083,834	$1,125,705	$1,087,495	$1,062,568
Annualized adjusted return on average tangible common equity (non-GAAP)	16.86%	20.02%	14.46%	16.22%	15.76%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$45,521	$34,612	$95,692	$111,278
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,969	2,291	6,454	7,153
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$47,490	$36,903	$102,146	$118,431

Average common equity (GAAP)	$1,661,381	$1,541,369	$1,618,811	$1,440,754
Less average goodwill	446,345	427,097	446,345	409,932
Less average core deposit and customer relationship intangibles, net	42,145	51,704	44,824	49,373
Average tangible common equity (non-GAAP)	$1,172,891	$1,062,568	$1,127,642	$981,449
Annualized return on average common equity (GAAP)	10.90%	8.91%	7.90%	10.33%
Annualized return on average tangible common equity (non-GAAP)	16.11%	13.78%	12.10%	16.13%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$122,497	$111,321	$359,154	$320,984
Plus tax-equivalent adjustment(1)	1,390	1,140	3,937	3,820
Net interest income, fully tax-equivalent (non-GAAP)	$123,887	$112,461	$363,091	$324,804

Average earning assets	$13,868,360	$11,102,581	$12,957,661	$10,598,465

Annualized net interest margin (GAAP)	3.51%	3.98%	3.70%	4.05%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.55	4.02	3.74	4.10
Purchase accounting discount accretion on loans included in annualized net interest margin	0.10	0.23	0.12	0.19

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income (GAAP)	$122,497	$111,321	$359,154	$320,984
Tax-equivalent adjustment(1)	1,390	1,140	3,937	3,820
Fully tax-equivalent net interest income	123,887	112,461	363,091	324,804
Noninterest income	31,216	29,400	87,670	88,178
Securities gains, net	(1,300)	(2,013)	(4,964)	(7,168)
Unrealized (gain)/loss on equity securities, net	(155)	(144)	(604)	(514)
Gain on extinguishment of debt	—	(375)	—	(375)
Valuation adjustment on servicing rights	120	626	1,676	1,579
Adjusted revenue (non-GAAP)	$153,768	$139,955	$446,869	$406,504

Total noninterest expenses (GAAP)	$90,396	$92,967	$271,694	$256,295
Less:
Core deposit and customer relationship intangibles amortization	2,492	2,899	8,169	9,054
Partnership investment in tax credit projects	927	3,052	1,902	4,992
(Gain)/loss on sales/valuation of assets, net	1,763	356	2,480	(20,934)
Acquisition, integration and restructuring costs	1,146	1,500	3,195	6,043
Adjusted noninterest expenses (non-GAAP)	$84,068	$85,160	$255,948	$257,140
Efficiency ratio, fully tax-equivalent (non-GAAP)	54.67%	60.85%	57.28%	63.26%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$—	$100	$166	$816
Occupancy	—	—	—	1,204
Furniture and equipment	496	(4)	535	80
Professional fees	476	855	1,977	1,903
Advertising	8	115	101	172
(Gain)/loss on sales/valuations of assets, net	—	—	—	1,003
Other noninterest expenses	166	434	416	865
Total acquisition, integration and restructuring costs	$1,146	$1,500	$3,195	$6,043
After tax impact on diluted earnings per share(1)	$0.02	$0.03	$0.07	$0.13

Reconciliation of Adjusted Net Income Available to Common Stockholders and Adjusted Diluted EPS (non-GAAP)
Net income available to common stockholders (GAAP)	$45,521	$34,612	$95,692	$111,278
Provision for credit losses(1)	1,325	4,109	39,495	9,286
Acquisition, integration and restructuring costs(1)	905	1,185	2,524	4,774
Adjusted net income available common stockholders (non-GAAP)	$47,751	$39,906	$137,711	$125,338
Diluted earnings per common share (GAAP)	$1.23	$0.94	$2.59	$3.11
Adjusted diluted earnings per common share (non-GAAP)	$1.29	$1.08	$3.73	$3.50

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income available to common stockholders (non-GAAP)	$47,751	$39,906	$137,711	$125,338
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,969	2,291	6,454	7,153
Adjusted net income available to common stockholders excluding intangible amortization (non-GAAP)	$49,720	$42,197	$144,165	$132,491
Average tangible common equity (non-GAAP)	$1,172,891	$1,062,568	$1,127,642	$981,449
Annualized adjusted return on average tangible common equity (non-GAAP)	16.86%	15.76%	17.08%	18.05%

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
•Net interest income, fully tax equivalent, is net income adjusted for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.
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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Heartland's success in maintaining competitive net interest margin has been the result of an increase in average earning assets and a favorable deposit mix for the quarters ended September 30, 2020 and 2019 and the nine-month periods ended September 30, 2020 and 2019. Also contributing to Heartland's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed by Heartland. Growth in interest income on a tax-equivalent basis was largely due to the increase in average earning assets primarily from recent acquisitions and loan growth, including PPP loans. Decreases in total interest expense were primarily the result of declining interest rates. See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for information relating to Heartland's net interest income on a fully tax-equivalent basis, which is not defined by GAAP. Refer to the "Financial Highlights" above for a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

For the Quarters ended September 30, 2020 and 2019
Net interest margin, expressed as a percentage of average earning assets, was 3.51% (3.55% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2020, compared to 3.98% (4.02% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2019. Excluding the impact of the PPP loans, Heartland's net interest margin on a fully tax-equivalent basis (non-GAAP) for the third quarter of 2020 was 3.64%. For the third quarter of 2020, Heartland's net interest margin included 10 basis points of purchase accounting discount accretion on loans compared to 23 basis points in the same quarter of 2019.

Total interest income and average earning asset changes for the third quarter of 2020 compared to the third quarter of 2019 were:

•Heartland recorded $131.0 million of total interest income, which was a decrease of $2.4 million or 2% from $133.4 million, based on a decrease in the average rate on earning assets, which was partially offset by an increase in average earning assets.
•Total interest income on a tax-equivalent basis (non-GAAP) was $132.4 million, which was a decrease of $2.2 million or 2% from $134.5 million.
•Average earning assets increased $2.77 billion or 25% to $13.87 billion compared to $11.10 billion for the third quarter of 2019, which was primarily attributable to recent acquisitions, increases in securities and loan growth, including PPP loans.
•The average rate on earning assets decreased 101 basis points to 3.80% compared to 4.81%, which was primarily due to recent decreases in market interest rates and the lower yield on PPP loans, which was 2.63% for the third quarter of 2020.

Total interest expense and average interest bearing liability changes for the third quarter of 2020 compared to the third quarter of 2019 were:
•Total interest expense was $8.5 million, a decrease of $13.6 million or 62% from $22.1 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on Heartland's interest bearing liabilities decreased to 0.40% compared to 1.22%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $966.9 million or 14% to $7.76 billion from $6.79 billion which was primarily attributable to recent acquisitions and deposit growth, including deposits from government stimulus payments and other COVID-19 relief programs.
•The average interest rate paid on Heartland's interest bearing deposits decreased 80 basis points to 0.25% compared to 1.05%.
•Average borrowings increased $178.3 million or 47% to $560.4 million from $382.2 million. The average interest rate paid on Heartland's borrowings was 2.49% compared to 4.26%.

Net interest income increased for the third quarter of 2020 compared to the third quarter of 2019:
•Net interest income totaled $122.5 million compared to $111.3 million, which was an increase of $11.2 million or 10%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $123.9 million compared to $112.5 million, which was an increase of $11.4 million or 10%.

For the Nine Months ended September 30, 2020 and 2019
Net interest margin, expressed as a percentage of average earning assets, was 3.70% (3.74% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2020, compared to 4.05% (4.10% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2019. Excluding the impact of the PPP loans, Heartland's net interest margin on a fully tax-equivalent basis (non-GAAP) for the first nine months of 2020 was 3.80%. For the nine months ended September 30, 2020, Heartland's net interest margin included 12 basis points of purchase accounting discount accretion on loans compared to 19 basis points in the same period of 2019.

Total interest income and average earning asset changes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were:
•Heartland recorded $395.8 million of total interest income, which was an increase of $14.7 million or 4% from $381.1 million, based on a decrease in the average rate on earning assets, which was partially offset by an increase in average earning assets.
•Total interest income on a tax-equivalent basis (non-GAAP) was $399.7 million, which was an increase of $14.8 million or 4% from $384.9 million.
•Average earning assets increased $2.36 billion or 22% to $12.96 billion compared to $10.60 billion for the first nine months of 2019, which was primarily attributable to recent acquisitions, increases in securities, and loan growth, including PPP loans.
•The average rate on earning assets decreased 74 basis points to 4.12% compared to 4.86%, which was primarily due to recent decreases in market interest rates and the lower yield on PPP loans, which was 2.64% for the nine months ended September 30, 2020.

Total interest expense and average interest bearing liability changes for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were:

•Total interest expense was $36.6 million, a decrease of $23.5 million or 39% from $60.1 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on Heartland's interest bearing liabilities decreased to 0.60% compared to 1.17%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.17 billion or 18% to $7.66 billion from $6.49 billion which was primarily attributable to recent acquisitions and deposit growth, including deposits from government stimulus payments and other COVID-19 relief programs.
•The average interest rate paid on Heartland's interest bearing deposits decreased 53 basis points to 0.45% compared to 0.98%.
•Average borrowings increased $43.9 million or 11% to $449.4 million from $405.6 million. The average interest rate paid on Heartland's borrowings was 3.25% compared to 4.22%.

Net interest income increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:
•Net interest income totaled $359.2 million compared to $321.0 million, which was an increase of $38.2 million or 12%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $363.1 million compared to $324.8 million, which was an increase of $38.3 million or 12%.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)
	For the Quarter Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,125,700	$25,016	2.41%	$3,375,245	$23,362	2.78%	$2,658,107	$18,567	2.77%
Nontaxable(1)	429,710	4,078	3.78	433,329	4,233	3.93	266,933	2,682	3.99
Total securities	4,555,410	29,094	2.54	3,808,574	27,595	2.91	2,925,040	21,249	2.88
Interest on deposits with other banks and short-term investments	215,361	72	0.13	210,347	54	0.10	358,327	2,151	2.38
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)(3)
Commercial and industrial(1)	2,331,467	27,777	4.74	2,453,066	30,759	5.04	2,469,770	33,410	5.37
PPP loans	1,128,488	7,462	2.63	916,405	6,017	2.64	—	—	—
Owner occupied commercial real estate	1,463,538	17,359	4.72	1,426,019	17,670	4.98	1,364,901	19,422	5.65
Non-owner occupied commercial real estate	1,589,073	18,860	4.72	1,540,958	19,055	4.97	1,217,879	19,009	6.19
Real estate construction	1,023,490	11,628	4.52	1,100,514	12,589	4.60	969,292	13,957	5.71
Agricultural and agricultural real estate	514,442	5,968	4.62	532,668	6,171	4.66	564,729	7,643	5.37
Residential mortgage	774,850	8,915	4.58	795,149	9,586	4.85	859,904	11,007	5.08
Consumer	395,318	5,222	5.26	422,134	5,685	5.42	437,203	6,695	6.08
Less: allowance for loan losses	(123,077)	—	—	(102,675)	—	—	(64,464)	—	—
Net loans	9,097,589	103,191	4.51	9,084,238	107,532	4.76	7,819,214	111,143	5.64
Total earning assets	13,868,360	132,357	3.80%	13,103,159	135,181	4.15%	11,102,581	134,543	4.81%
Nonearning Assets	1,298,865			1,288,697			1,190,751
Total Assets	$15,167,225			$14,391,856			$12,293,332
Interest Bearing Liabilities
Savings	$6,723,962	$1,940	0.11%	$6,690,504	$2,372	0.14%	$5,643,722	$13,301	0.94%
Time deposits	1,035,715	3,022	1.16	1,096,386	3,762	1.38	1,149,064	4,681	1.62
Short-term borrowings	128,451	78	0.24	82,200	61	0.30	102,440	250	0.97
Other borrowings	431,995	3,430	3.16	286,663	3,424	4.80	279,718	3,850	5.46
Total interest bearing liabilities	8,320,123	8,470	0.40%	8,155,753	9,619	0.47%	7,174,944	22,082	1.22
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,891,145			4,501,488			3,460,857
Accrued interest and other liabilities	183,871			153,618			116,162
Total noninterest bearing liabilities	5,075,016			4,655,106			3,577,019
Equity	1,772,086			1,580,997			1,541,369
Total Liabilities and Equity	$15,167,225			$14,391,856			$12,293,332
Net interest income, fully tax-equivalent (non-GAAP)(4)		$123,887			$125,562			$112,461
Net interest spread(1)			3.40%			3.68%			3.59%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(4)			3.55%			3.85%			4.02%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
(DOLLARS IN THOUSANDS)
	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$3,546,471	$70,109	2.64%	$2,350,120	$50,566	2.88%
Nontaxable(1)	384,026	11,074	3.85	327,150	9,830	4.02
Total securities	3,930,497	81,183	2.76	2,677,270	60,396	3.02
Interest bearing deposits with other banks and other short-term investments	202,390	847	0.56	334,191	5,742	2.30
Federal funds sold	—	—	—	185	4	2.89
Loans:(2)(3)
Commercial and industrial(1)	2,463,546	90,990	4.93	2,394,412	95,790	5.35
PPP loans	683,262	13,479	2.64	—	—	—
Owner occupied commercial real estate	1,440,981	53,610	4.97	1,309,573	55,612	5.68
Non-owner occupied commercial real estate	1,534,293	57,445	5.00	1,169,295	54,115	6.19
Real estate construction	1,056,493	37,062	4.69	914,911	39,023	5.70
Agricultural and agricultural real estate	533,290	19,178	4.80	562,407	22,311	5.30
Residential mortgage	796,497	28,922	4.85	873,088	32,422	4.96
Consumer	416,654	17,002	5.45	426,404	19,532	6.12
Less: allowance for loan losses	(100,242)	—	—	(63,271)	—	—
Net loans	8,824,774	317,688	4.81	7,586,819	318,805	5.62
Total earning assets	12,957,661	399,718	4.12%	10,598,465	384,947	4.86%
Nonearning Assets	1,281,490			1,161,655
Total Assets	$14,239,151			$11,760,120
Interest Bearing Liabilities
Savings	$6,564,582	$14,394	0.29%	$5,376,999	$35,279	0.88%
Time deposits	1,092,698	11,284	1.38	1,109,302	12,054	1.45
Short-term borrowings	117,526	435	0.49	129,928	1,477	1.52
Other borrowings	331,915	10,514	4.23	275,642	11,333	5.50
Total interest bearing liabilities	8,106,721	36,627	0.60%	6,891,871	60,143	1.17%
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,315,335			3,317,187
Accrued interest and other liabilities	159,089			110,308
Total noninterest bearing liabilities	4,474,424			3,427,495
Stockholders' Equity	1,658,006			1,440,754
Total Liabilities and Stockholders' Equity	$14,239,151			$11,760,120
Net interest income, fully tax-equivalent (non-GAAP)(4)		$363,091			$324,804
Net interest spread(1)			3.52%			3.69%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(4)			3.74%			4.10%
Interest bearing liabilities to earning assets	62.56%			65.03%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in Heartland management's opinion, an appropriate allowance for credit losses. The following table shows the components of Heartland's provision for credit losses for the three and nine months ended September 30, 2020 and 2019, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for credit losses-loans	$4,741	$5,201	$49,613	$11,754
Provision for credit losses-unfunded commitments(1)	(3,062)	—	478	—
Provision for credit losses-held to maturity securities(2)	(1)	—	(97)	—
Total provision expense	$1,678	$5,201	$49,994	$11,754

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was immaterial, and therefore prior periods are not presented.
(2) Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

Provision for credit losses on loans totaled $4.7 million for the third quarter of 2020, which was a decrease of $20.3 million from $25.0 million recorded for the second quarter of 2020 and a decrease of $460,000 from $5.2 million recorded in the third quarter of 2019. The provision expense for the third quarter of 2020 was impacted by several factors, including:
•decreases in balances of loans held to maturity of $147.2 million from the prior quarter;
•modest changes in credit quality marked by delinquencies of 0.17% of total loans and nonpass loans of 8.7% of total loans for the third quarter compared to delinquencies of 0.22% of total loans and nonpass loans of 8.1% of total loans for the second quarter;
•consistent macroeconomic outlook compared to the second quarter of 2020, and
•the charge off of one $5.9 million commercial and industrial loan originated in California for which no specific reserve was previously established.

For the first nine months of 2020, the provision for credit losses on loans increased $37.9 million to $49.6 million compared to $11.8 million for the first nine months of 2019 and included $11.6 of provision expense for one owner-occupied commercial real estate fracking sand company that was individually assessed for allowance for credit losses in the second quarter of 2020 and $5.9 million for the commercial and industrial loan previously described. The prolonged negative economic outlook negatively impacted the provision for credit losses for loans for the third quarter and nine months ended September 30, 2020.

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

Heartland believes the allowance for credit losses as of September 30, 2020, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if current economic conditions resulting from COVID-19 continue or further deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic, the provision for credit losses could remain elevated.

Noninterest Income
The tables below show Heartland's noninterest income for the three- and nine-month periods ended September 30, 2020, and 2019, in thousands:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Service charges and fees	$11,749	$12,366	$(617)	(5)%
Loan servicing income	638	821	(183)	(22)
Trust fees	5,357	4,959	398	8
Brokerage and insurance commissions	649	962	(313)	(33)
Securities gains, net	1,300	2,013	(713)	(35)
Unrealized gain on equity securities, net	155	144	11	8
Net gains on sale of loans held for sale	8,894	4,673	4,221	90
Valuation adjustment on servicing rights	(120)	(626)	506	81
Income on bank owned life insurance	868	881	(13)	(1)
Other noninterest income	1,726	3,207	(1,481)	(46)
Total noninterest income	$31,216	$29,400	$1,816	6%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Service charges and fees	$34,742	$39,789	$(5,047)	(13)%
Loan servicing income	1,980	3,888	(1,908)	(49)
Trust fees	15,356	14,258	1,098	8
Brokerage and insurance commissions	1,977	2,724	(747)	(27)
Securities gains, net	4,964	7,168	(2,204)	(31)
Unrealized gain on equity securities, net	604	514	90	18
Net gains on sale of loans held for sale	21,411	12,192	9,219	76
Valuation adjustment on servicing rights	(1,676)	(1,579)	(97)	(6)
Income on bank owned life insurance	2,533	2,668	(135)	(5)
Other noninterest income	5,779	6,556	(777)	(12)
Total noninterest income	$87,670	$88,178	$(508)	(1)%

Total noninterest income totaled $31.2 million during the third quarter of 2020 compared to $29.4 million during the third quarter of 2019, an increase of $1.8 million or 6%. Total noninterest income totaled $87.7 million for the first nine months of 2020 compared to $88.2 million for the first nine months of 2019, which was a decrease of $508,000 or 1%.

Notable changes in noninterest income categories for the three- and nine-months ended September 30, 2020 and 2019 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and nine-month periods ended September 30, 2020, and 2019, in thousands:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Service charges and fees on deposit accounts	$3,710	$3,221	$489	15%
Overdraft fees	2,184	2,917	(733)	(25)
Customer service and other service fees	39	104	(65)	(63)
Credit card fee income	3,894	3,936	(42)	(1)
Debit card income	1,922	2,188	(266)	(12)
Total service charges and fees	$11,749	$12,366	$(617)	(5)%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Service charges and fees on deposit accounts	$10,623	$9,383	$1,240	13%
Overdraft fees	6,627	8,537	(1,910)	(22)
Customer service and other service fees	133	270	(137)	(51)
Credit card fee income	11,861	11,555	306	3
Debit card income	5,498	10,044	(4,546)	(45)
Total service charges and fees	$34,742	$39,789	$(5,047)	(13)%

Total service charges and fees decreased $617,000 or 5% to $11.7 million during the third quarter of 2020 compared to $12.4 million during the third quarter of 2019. Total service charges and fees decreased $5.0 million or 13% to $34.7 million for the nine months ended September 30, 2020, compared to $39.8 million for the nine months ended September 30, 2019. The decreases for the three- and nine-month results were primarily attributable to decreases in overdraft fees and debit card income, which were partially offset by increases in service charges and fees on deposit accounts.

Service charges and fees on deposit accounts increased $489,000 or 15% to $3.7 million for the third quarter of 2020 from $3.2 million for the same quarter of 2019. For the nine months ended September 30, 2020, service charges and fees on deposit accounts increased $1.2 million or 13% to $10.6 million from $9.4 million recorded in the nine months ended September 30, 2019. The increase for both the quarterly and nine month periods ended September 30, 2020 was attributable to higher deposit account balances.

Overdraft fees totaled $2.2 million for the third quarter of 2020 compared to $2.9 million for the third quarter of 2019, which was a decrease of $733,000 or 25%. For the nine months ended September 30, 2020 and 2019, overdraft fees totaled $6.6 million and $8.5 million, respectively, which was a decrease of $1.9 million or 22%. The decreases for both the three- and nine-month periods was primarily attributable to reduced customer activity due to the COVID-19 pandemic.

Debit card income decreased $266,000 or 12% to $1.9 million for the third quarter of 2020 compared to $2.2 million for the third quarter of 2019. For the nine months ended September 30, 2020 and 2019, debit card income totaled $5.5 million and $10.0 million, respectively, which was a decrease of $4.5 million or 45%. The decrease was primarily attributable to reduced volume due to the COVID-19 pandemic, and for the nine-month results, the impact of the Durbin Amendment, which restricts interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment was effective for Heartland on July 1, 2019.

Loan Servicing Income
The following tables show the changes in loan servicing income for the three- and nine-month periods ended September 30, 2020, and 2019, in thousands:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Commercial and agricultural loan servicing fees(1)	$820	$774	$46	6%
Residential mortgage servicing fees	443	519	(76)	(15)
Mortgage servicing rights amortization	(625)	(472)	(153)	(32)
Total loan servicing income	$638	$821	$(183)	(22)%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Commercial and agricultural loan servicing fees(1)	$2,411	$2,270	$141	6%
Residential mortgage servicing fees	1,262	4,484	(3,222)	(72)
Mortgage servicing rights amortization	(1,693)	(2,866)	1,173	41
Total loan servicing income	$1,980	$3,888	$(1,908)	(49)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $638,000 during the third quarter of 2020 compared to $821,000 during the third quarter of 2019, a decrease of $183,000 or 22%, which was primarily attributable to increased mortgage servicing rights amortization due to increased mortgage loan refinancing activity in response to recent declines in mortgage interest rates.

For the nine months ended September 30, 2020, loan servicing income totaled $2.0 million compared to $3.9 million for the nine months ended September 30, 2019, which was a decrease of $1.9 million or 49%. The decrease was due to the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company on April 30, 2019, which resulted in reduced residential mortgage servicing fees and mortgage servicing rights amortization for the nine months ended September 30, 2020. The sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company did not impact the residential mortgage servicing portfolio of Heartland's First Bank & Trust subsidiary.

Net Gains on Sale of Loans Held for Sale
During the third quarter of 2020, net gains on sale of loans held for sale totaled $8.9 million compared to $4.7 million during the same period in 2019, an increase of $4.2 million or 90%. During the first nine months of 2020, net gains on sale of loans held for sale totaled $21.4 million compared to $12.2 million during the first nine months of 2019, which was an increase of $9.2 million or 76%. The increase for both the three- and nine-month comparisons was primarily due to an increase in residential mortgage loan refinancing activity in response to the recent declines in mortgage interest rates.

Noninterest Expense
The tables below show Heartland's noninterest expenses for the three- and nine-month periods ended September 30, 2020, and 2019, in thousands:

	Three Months Ended September 30,
	2020	2019	Change	% Change
Salaries and employee benefits	$50,978	$49,927	$1,051	2%
Occupancy	6,732	6,594	138	2
Furniture and equipment	2,500	2,862	(362)	(13)
Professional fees	12,802	11,276	1,526	14
Advertising	928	2,622	(1,694)	(65)
Core deposit and customer relationship intangibles amortization	2,492	2,899	(407)	(14)
Other real estate and loan collection expenses, net	335	(89)	424	476
(Gain)/loss on sales/valuations of assets, net	1,763	356	1,407	395
Acquisition, integration and restructuring costs	1,146	1,500	(354)	(24)
Partnership investment in tax credit projects	927	3,052	(2,125)	(70)
Other noninterest expenses	9,793	11,968	(2,175)	(18)
Total noninterest expenses	$90,396	$92,967	$(2,571)	(3)%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Salaries and employee benefits	$151,053	$150,107	$946	1%
Occupancy	19,705	19,627	78	—
Furniture and equipment	8,601	8,690	(89)	(1)
Professional fees	38,951	36,642	2,309	6
Advertising	4,128	7,551	(3,423)	(45)
Core deposit and customer relationship intangibles amortization	8,169	9,054	(885)	(10)
Other real estate and loan collection expenses, net	872	774	98	13
(Gain)/loss on sales/valuations of assets, net	2,480	(20,934)	23,414	112
Acquisition, integration and restructuring costs	3,195	6,043	(2,848)	(47)
Partnership investment in tax credit projects	1,902	4,992	(3,090)	(62)
Other noninterest expenses	32,638	33,749	(1,111)	(3)
Total noninterest expenses	$271,694	$256,295	$15,399	6%

For the third quarter of 2020, noninterest expenses totaled $90.4 million compared to $93.0 million during the third quarter of 2019, a decrease of $2.6 million or 3%. For the nine months ended September 30, 2020, total noninterest expense was $271.7 million, an increase of $15.4 million or 6% from $256.3 million for the nine months ended September 30, 2019.

Notable changes in noninterest expense categories for the three- and nine months ended September 30, 2020 and 2019 are as follows:

Professional Fees
Professional fees increased $1.5 million or 14% to $12.8 million for the third quarter of 2020 compared to $11.3 million for the same period of 2019. For the nine months ended September 30, 2020, professional fees totaled $39.0 million, which was an increase of $2.3 million or 6% from $36.6 million for the nine months ended September 30, 2019. Included in professional fees for the third quarter of 2020 was $1.6 million of expense for FDIC insurance assessments compared to a benefit of $911,000 in the third quarter of 2019.

Advertising
Advertising expense totaled $928,000 for the quarter ended September 30, 2020 compared to $2.6 million for the same quarter in 2019, which was a decrease of $1.7 million or 65%. For the nine months ended September 30, 2020 and 2019, advertising expense totaled $4.1 million and $7.6 million, respectively, which was a decrease of $3.4 million or 45%. Heartland has adjusted its advertising strategy in response to changes in business practices due to the COVID-19 pandemic, including the reduction of in-person customer events.

Gain/Loss on Sales/Valuations of Assets, Net
Net losses on sales/valuations of assets totaled $1.8 million for the third quarter of 2020 compared to $356,000 for the third quarter of 2019, which was an increase of $1.4 million. The increase was primarily attributable to losses and writedowns on fixed assets associated with branch optimization activities.

For the nine months ended September 30, 2020, net losses on sales/valuations of assets totaled $2.5 million compared to net gains on sales/valuation of assets of $20.9 million for the nine months ended September 30, 2019. During the first nine months of 2019, Heartland completed several strategic initiatives that resulted in net gains, which included the sale of the mortgage servicing rights portfolio of Dubuque Bank and Trust Company and several branch locations across Heartland's footprint.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $1.1 million and $1.5 million for the third quarter of 2020 and 2019, respectively, which was a decrease of $354,000 or 24%. For the nine months ended September 30, 2020, acquisition, integration and restructuring costs totaled $3.2 million compared to $6.0 million for the same period of 2019, which was a decrease of $2.8 million or 47%. In the first quarter of 2019, Heartland recorded $2.2 million of anticipated lease buyout expense, fixed asset disposals and software discontinuation fees related to the discontinuation of Heartland's legacy mortgage operations and consumer finance business.
Other noninterest expenses
For the third quarter of 2020, other noninterest expenses totaled $9.8 million, which was a decrease of $2.2 million or 18% from $12.0 million for the same quarter of 2019. For the nine months ended September 30, 2020, other noninterest expenses were $32.6 million, which was a decrease of $1.1 million or 3% from $33.7 million for the same period of 2019. The reduction for the three- and nine-month comparisons is primarily attributable to reduced travel expenses and customer entertainment activities because meetings have transitioned to virtual formats.

Efficiency Ratio

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing and maintaining it in the 55-60% range. During the third quarter of 2020, Heartland's efficiency ratio on a fully tax-equivalent basis (non-GAAP) decreased by 618 basis points to 54.67% in comparison with 60.85% for the quarter ended September 30, 2019. The improvement of the efficiency ratio was primarily attributable to higher fully tax-equivalent net interest income (non-GAAP), which increased $11.4 million or 10% to $123.9 million for the third quarter of 2020 from $112.5 million for the third quarter of 2019.

For the first nine months of 2020, Heartland's efficiency ratio on a fully-tax equivalent basis (non-GAAP) was 57.28%, which was a decrease of 598 basis points from 63.26% for the first nine months of 2019. The improvement of the efficiency ratio was primarily attributable to higher fully-tax equivalent net interest income (non-GAAP), which increased $38.3 million or 12% to $363.1 million for the first nine months of 2020 from $324.8 million for the same period of 2019.

Income Taxes

Heartland's effective tax rate was 22.20% for the third quarter of 2020 compared to 18.66% for the third quarter of 2019. The following items impacted Heartland's third quarter 2020 and 2019 tax calculations:
•Solar energy tax credits of $965,000 compared to $2.0 million.
•Federal low-income housing tax credits of $195,000 compared to $281,000.
•New markets tax credits of $75,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 8.48% compared to 10.08%.

Heartland's effective tax rate was 21.58% for the first nine months of 2020 compared to 21.14% for the first nine months of 2019. The following items impacted Heartland's tax calculation for the first nine months of 2020 and 2019:
•Solar energy tax credits of $1.8 million compared to $3.2 million.

•Federal low-income housing tax credits of $585,000 compared to $843,000.
•New markets tax credits of $225,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income increased to 11.84% compared to 10.19%.
•Tax expense of $93,000 compared to a tax benefit of $270,000 resulting from the vesting of restricted stock unit awards. The majority of Heartland's restricted stock unit awards vest in the first quarter of each year.

FINANCIAL CONDITION

Total assets of Heartland were $15.61 billion at September 30, 2020, an increase of $2.40 billion or 18% since December 31, 2019. Securities represented 33% and 26% of total assets at September 30, 2020, and December 31, 2019, respectively.

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

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential mortgage loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in many of Heartland's markets. First Bank & Trust services the loans it sells into the secondary market.

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

Total loans held to maturity were $9.10 billion at September 30, 2020, and $8.37 billion at December 31, 2019, an increase of $731.7 million or 9%. The following table shows the changes in loan balances by loan category since December 31, 2019, in thousands:

	September 30, 2020	December 31, 2019	Change	% Change
Commercial and industrial	$2,303,646	$2,530,809	$(227,163)	(9)%
PPP	1,128,035	—	1,128,035	100
Owner occupied commercial real estate	1,494,902	1,472,704	22,198	2
Non-owner occupied commercial real estate	1,659,683	1,495,877	163,806	11
Real estate construction	917,765	1,027,081	(109,316)	(11)
Agricultural and agricultural real estate	508,058	565,837	(57,779)	(10)
Residential mortgage	701,899	832,277	(130,378)	(16)
Consumer	385,658	443,332	(57,674)	(13)
Total loans held to maturity	$9,099,646	$8,367,917	$731,729	9%

Total commercial loans, excluding PPP loans, totaled $6.38 billion at September 30, 2020, which was a decrease of $150.5 million or 2% from $6.53 billion at year-end 2019. The decrease in commercial and industrial loan balances was primarily attributable to loan payoffs and paydowns. The increases in owner occupied and non-owner occupied commercial real estate loan balances was primarily the result of real estate construction loans that moved to permanent financing.

Agricultural and agricultural real estate loan balances declined $57.8 million or 10% to $508.1 million at September 30, 2020 from $565.8 million at year-end 2019, which was primarily due to scheduled paydowns.

The decreases in the residential and consumer loan balances were primarily due to the recent declines in residential mortgage interest rates.

The table below presents the composition of the loan portfolio as of September 30, 2020, and December 31, 2019, in thousands:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,303,646	25.31%	$2,530,809	30.24%
PPP	1,128,035	12.40	—	—
Owner occupied commercial real estate	1,494,902	16.43	1,472,704	17.60
Non-owner occupied commercial real estate	1,659,683	18.24	1,495,877	17.88
Real estate construction	917,765	10.09	1,027,081	12.27
Agricultural and agricultural real estate	508,058	5.58	565,837	6.76
Residential mortgage	701,899	7.71	832,277	9.95
Consumer	385,658	4.24	443,332	5.30
Gross loans receivable held to maturity	9,099,646	100.00%	8,367,917	100.00%
Allowance for credit losses	(103,377)		(70,395)
Loans receivable, net	$8,996,269		$8,297,522

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

The table below presents the changes in the allowance for credit losses for loans during the three- and nine-month periods ended September 30, 2020 and 2019, in thousands:

	Three Months Ended September 30,
	2020	2019
Balance at beginning of period	$119,937	$63,850
Provision for credit losses	4,741	5,201
Recoveries on loans previously charged off	452	2,013
Charge-offs on loans	(21,753)	(4,842)
Balance at end of period	$103,377	$66,222
Allowance for credit losses for loans as a percent of loans	1.14%	0.83%
Annualized ratio of net charge offs to average loans	0.92%	0.14%

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$70,395	$61,963
Impact of ASU 2016-13 adoption on January 1, 2020	12,071	—
Adjusted balance at January 1, 2020	82,466	61,963
Provision for credit losses	49,613	11,754
Recoveries on loans previously charged off	2,916	4,077
Charge-offs on loans	(31,618)	(11,572)
Balance at end of period	$103,377	$66,222

Allowance for credit losses for loans as a percent of loans	1.14%	0.83%
Annualized ratio of net charge offs to average loans	0.43%	0.13%

The allowance for credit losses for loans totaled $103.4 million and $70.4 million at September 30, 2020, and December 31, 2019, respectively. The allowance for credit losses for loans at September 30, 2020, was 1.14% of loans compared to 0.84% of loans at December 31, 2019. The following items have impacted Heartland's allowance for credit losses for loans for the nine months ended September 30, 2020:
•The allowance for credit losses for loans increased $12.1 million after the adoption of CECL on January 1, 2020.
•Provision expense for the nine months ended September 30, 2020, totaled $49.6 million.
•Net charge offs for the first nine months of 2020 totaled $28.7 million compared to $7.5 million for the first nine months of 2019, which was a $21.2 million increase.

During the third quarter of 2020, Heartland charged off $13.9 million on individually assessed loans with principal balances of $17.1 million that had been specifically reserved in the second quarter of 2020 in addition to the charge off of one $5.9 million loan that did not have a previously recorded specific reserve. Net charge offs could remain elevated in future periods if customers’ ability to repay loans continues to be adversely impacted by prolonged economic disruptions caused by the COVID-19 pandemic.

The following table shows, in thousands, the changes in Heartland's allowance for unfunded commitments for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Balance at beginning of period(1)	17,392	—
Provision for credit losses	(3,062)	—
Balance at end of period	$14,330	$—

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period(1)	$248	$—
Impact of ASU 2016-13 adoption on January 1, 2020	13,604	—
Adjusted balance at January 1, 2020	13,852	—
Provision for credit losses	478	—
Balance at end of period	$14,330	$—
(1) Prior to the adoption of ASU 2016-13, the allowance for unfunded commitments was immaterial, and therefore prior periods have not been shown in this table.

Heartland's allowance for unfunded commitments totaled $13.9 million after the adoption of CECL on January 1, 2020. Prior to January 1, 2020, the allowance for unfunded commitments was immaterial. Heartland recorded $478,000 of provision for credit losses related to unfunded loan commitments in the first nine months of 2020. At September 30, 2020, the allowance for unfunded commitments was $14.3 million, and Heartland had $2.98 billion of unfunded loan commitments.

The total allowance for lending related credit losses was $117.7 million at September 30, 2020, which was 1.29% of loans as of September 30, 2020. The following table shows, in thousands, the components of Heartland's allowance for lending related credit losses as of September 30, 2020, January 1, 2020, and December 31, 2019:

	September 30, 2020		January 1, 2020(1)		December 31, 2019(2)
	Amount	Percentage of Allowance	Amount	Percentage of Allowance	Amount	Percentage of Allowance
Quantitative	$78,870	67.00%	$82,829	85.99%	$41,694	59.23%
Qualitative	24,623	20.92	11,468	11.91	28,701	40.77
Economic Forecast	14,214	12.08	2,021	2.10	—	—
Total	$117,707	100.00%	$96,318	100.00%	$70,395	100.00%

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

The quantitative allowance of Heartland's total allowance for lending related credit losses decreased $4.0 million to $78.9 million at September 30, 2020 compared to $82.8 million at January 1, 2020. The quantitative allowance includes an allowance for credit losses on individually assessed loans of $8.4 million at September 30, 2020 compared to $11.4 million at January 1, 2020, which was a decrease of $2.9 million or 26%.

Heartland's qualitative allowance totaled $11.5 million or 12% of the total allowance for lending related credit losses on January 1, 2020, and $28.7 million or 41% of the allowance for loan losses at December 31, 2019, which was the result of the change in methodology to an expected loss model from an incurred loss model.

The qualitative allowance component of Heartland’s total allowance for lending related credit losses increased to $24.6 million or 21% of the total allowance at September 30, 2020, compared to $11.5 million or 12% on January 1, 2020. As described in Note 1, "Basis of Presentation," of the consolidated financial statements included in this Quarterly Report on Form 10-Q, in determining the appropriate level of this qualitative component, management assesses several risk factors including an overall assessment of "other external factors." At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from the initial day 1 (January 1, 2020) assessment of moderate to high, which remained high at September 30, 2020. This level reflects the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that have existed due to the COVID-19 pandemic. While several of the qualitative factors increased, the change in the other external factors was the primary driver of the overall increase in the qualitative allowance for the nine months ended September 30, 2020.

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

At September 30, 2020, Heartland utilized Moody's September 8, 2020, baseline forecast scenario, which was the most currently available forecast and included the potential impact of COVID-19. At March 31, 2020, due to the economic deterioration and uncertainty associated with COVID-19, the reasonable and supportable forecast period was reduced to one year. At September 30, 2020, Heartland continued to use a one year forecast period, which resulted in an allowance of $14.2 million or 12% of the total allowance for lending related credit losses at September 30, 2020.

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

Heartland's nonpass loans totaled 8.7% of total loans as of September 30, 2020 compared to 6.6% of total loans as of December 31, 2019. As of September 30, 2020, Heartland's nonpass loans consisted of approximately 53% watch loans and 47% substandard loans. The percent of nonpass loans on nonaccrual status as of September 30, 2020, was 10%. Included in Heartland's nonpass loans at September 30, 2020 were $64.9 million of nonpass PPP loans as a result of risk ratings on related credits. Heartland's risk rating methodology assigns a risk rating to the whole lending relationship. Heartland has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2019, Heartland's nonpass loans were comprised of approximately 60% watch loans and 40% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Loans delinquent 30-89 days as a percent of total loans was 0.17% at September 30, 2020, in comparison with 0.33% at December 31, 2019.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	September 30,		December 31,
	2020	2019	2019	2018
Nonaccrual loans	$79,040	$72,208	$76,548	$71,943
Loans contractually past due 90 days or more	1,681	40	4,105	726
Total nonperforming loans	80,721	72,248	80,653	72,669
Other real estate	5,050	6,425	6,914	6,153
Other repossessed assets	130	13	11	459
Total nonperforming assets	$85,901	$78,686	$87,578	$79,281
Performing troubled debt restructured loans(1)	$11,818	$3,199	$3,794	$4,026
Nonperforming loans to total loans	0.89%	0.91%	0.96%	0.98%
Nonperforming assets to total loans plus repossessed property	0.94%	0.99%	1.05%	1.07%
Nonperforming assets to total assets	0.55%	0.63%	0.66%	0.69%

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs. Refer to the "Overview" section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information on these modifications.

The schedules below summarize the changes in Heartland's nonperforming assets during the three- and nine-month periods ended September 30, 2020, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2020	$92,969	$5,539	$29	$98,537
Loan foreclosures	(787)	651	136	—
Net loan charge-offs	(21,301)	—	—	(21,301)
New nonperforming loans	11,834	—	—	11,834
Reduction of nonperforming loans(1)	(1,994)	—	—	(1,994)
OREO/Repossessed assets sales proceeds	—	(746)	(30)	(776)
OREO/Repossessed assets writedowns, net	—	(394)	(5)	(399)
September 30, 2020	$80,721	$5,050	$130	$85,901
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2019	$80,653	$6,914	$11	$87,578
Loan foreclosures	(1,875)	1,706	169	—
Net loan charge-offs	(28,702)	—	—	(28,702)
New nonperforming loans	54,487	—	—	54,487
Reduction of nonperforming loans(1)	(23,842)	—	—	(23,842)
OREO/Repossessed assets sales proceeds	—	(2,524)	(35)	(2,559)
OREO/Repossessed assets writedowns, net	—	(1,046)	(15)	(1,061)
September 30, 2020	$80,721	$5,050	$130	$85,901

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $1.7 million or 2% to $85.9 million or 0.55% of total assets at September 30, 2020, compared to $87.6 million or 0.66% of total assets at December 31, 2019. Nonperforming loans were $80.7 million at both September 30, 2020, and December 31, 2019, which represented 0.89% and 0.96% of total loans at September 30, 2020, and December 31, 2019, respectively. At September 30, 2020, approximately $40.1 million or 50% of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to thirteen borrowers. The portion of Heartland's nonperforming nonresidential real estate loans covered by government guarantees totaled $15.2 million at September 30, 2020, compared to $18.1 million at December 31, 2019.

COVID-19 payment deferral and loan modification programs could delay the recognition of net charge-offs, delinquencies and nonaccrual status for loans that would have otherwise moved into past due or nonaccrual status.

Securities

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 33% and 26% of total assets at September 30, 2020, and December 31, 2019, respectively. Total securities carried at fair value as of September 30, 2020, were $4.95 billion, an increase of $1.64 billion or 49% from $3.31 billion at December 31, 2019.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of September 30, 2020, and December 31, 2019, in thousands:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
U.S. government corporations and agencies	$3,272	0.06%	$9,893	0.29%
Mortgage and asset-backed securities	3,742,508	73.74	2,577,278	75.02
Obligation of states and political subdivisions	1,274,049	25.10	798,514	23.24
Equity securities	19,569	0.39	18,435	0.54
Other securities	35,940	0.71	31,321	0.91
Total securities	$5,075,338	100.00%	$3,435,441	100.00%

The percentage of Heartland's securities portfolio comprised of mortgage and asset-backed securities was 74% at September 30, 2020, compared to 75% at December 31, 2019. Heartland's securities portfolio had an expected modified duration of 5.64 years as of September 30, 2020, compared to 6.17 years as of year-end 2019.

At September 30, 2020, Heartland had $35.9 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

Deposits

Total deposits were $12.77 billion as of September 30, 2020, compared to $11.04 billion at December 31, 2019, an increase of $1.72 billion or 16%. Growth in non-time deposits during the first nine months of 2020 was positively impacted by federal government stimulus payments and other COVID-19 relief programs.

The following table shows the changes in deposit balances by deposit type since year-end 2019, in thousands:

	September 30, 2020	December 31, 2019	Change	% Change
Demand deposits	$5,022,567	$3,543,863	$1,478,704	42%
Savings deposits	6,742,151	6,307,425	434,726	7
Time deposits	1,002,392	1,193,043	(190,651)	(16)
	$12,767,110	$11,044,331	$1,722,779	16%

The table below presents the composition of Heartland's deposits by category as of September 30, 2020, and December 31, 2019, in thousands:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Demand	$5,022,567	39.34%	$3,543,863	32.09%
Savings	6,742,151	52.81	6,307,425	57.11
Time	1,002,392	7.85	1,193,043	10.80
Total	$12,767,110	100.00%	$11,044,331	100.00%

Short-Term Borrowings

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2020, and December 31, 2019, in thousands:

	September 30, 2020	December 31, 2019	Change	% Change
Securities sold under agreement to repurchase	$88,685	$84,486	$4,199	5%
Federal funds purchased	1,500	2,450	(950)	(39)
Advances from the FHLB	—	81,198	(81,198)	(100)
Advances from the federal discount window	200,000	—	200,000	100
Other short-term borrowings	16,521	14,492	2,029	14
Total	$306,706	$182,626	$124,080	68%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of Heartland's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings of Heartland was $306.7 million at September 30, 2020, compared to $182.6 million at year-end 2019, an increase of $124.1 million or 68%.

All of the Heartland bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $88.7 million at September 30, 2020, compared to $84.5 million at December 31, 2019, an increase of $4.2 million or 5%.

At September 30, 2020, Heartland had $200.0 million of short-term borrowings outstanding at the federal discount window compared to $0 at December 31, 2019. Heartland used short-term borrowings in the third quarter of 2020 to purchase securities in anticipation of expected cash flow from PPP loan forgiveness, which is expected to occur over the next several quarters.

Heartland renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2020. This revolving credit line agreement, which has $45.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during the first nine months of 2020, and the outstanding balance was $0 at both September 30, 2020, and December 31, 2019.

Other Borrowings

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of September 30, 2020, and December 31, 2019, in thousands:

	September 30, 2020	December 31, 2019	Change	% Change
Advances from the FHLB	$1,047	$2,835	$(1,788)	(63)%
Trust preferred securities	146,078	145,343	735	1
Note payable to unaffiliated bank	46,167	51,417	(5,250)	(10)
Contracts payable for purchase of real estate and other assets	3,750	1,892	1,858	98
Subordinated notes	74,393	74,286	107	—
Paycheck Protection Program Liquidity Fund	252,610	—	252,610	100
Total	$524,045	$275,773	$248,272	90%

As of September 30, 2020, the amount of other borrowings was $524.0 million, an increase of $248.3 million or 90% since year-end 2019.

Each of Heartland's subsidiary banks has been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"), and as of September 30, 2020, $252.6 million was outstanding. Heartland anticipates limited additional utilization of the PPPLF through the end of 2020.
Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $55.0 million. At September 30, 2020, $46.2 million was outstanding on this non-revolving credit line compared to $51.4 million outstanding at December 31, 2019. At September 30, 2020, Heartland had $6.5 million available on this non-revolving credit facility, of which no balance was drawn.

A schedule of Heartland's trust preferred securities outstanding excluding deferred issuance costs as of September 30, 2020, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2020(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	3.00%	(2)	03/17/2034	12/17/2020
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.61%		04/07/2036	01/07/2021
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.73%	(3)	09/15/2037	12/15/2020
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.72%	(4)	09/01/2037	12/01/2020
Morrill Statutory Trust I	9,158	12/19/2002	3.25% over LIBOR	3.48%		12/26/2032	12/26/2020
Morrill Statutory Trust II	8,837	12/17/2003	2.85% over LIBOR	3.10%		12/17/2033	12/17/2020
Sheboygan Statutory Trust I	6,593	09/17/2003	2.95% over LIBOR	3.20%		09/17/2033	12/17/2020
CBNM Capital Trust I	4,446	09/10/2004	3.25% over LIBOR	3.50%		12/15/2034	12/15/2020
Citywide Capital Trust III	6,480	12/19/2003	2.80% over LIBOR	3.07%		12/19/2033	01/23/2021
Citywide Capital Trust IV	4,339	09/30/2004	2.20% over LIBOR	2.46%		09/30/2034	11/23/2020
Citywide Capital Trust V	11,917	05/31/2006	1.54% over LIBOR	1.79%		07/25/2036	12/15/2020
OCGI Statutory Trust III	3,002	06/27/2002	3.65% over LIBOR	3.93%	(5)	09/30/2032	12/30/2020
OCGI Capital Trust IV	5,385	09/23/2004	2.50% over LIBOR	2.75%	(6)	12/15/2034	12/15/2020
BVBC Capital Trust II	7,228	04/10/2003	3.25% over LIBOR	3.50%		04/24/2033	01/24/2021
BVBC Capital Trust III	9,181	07/29/2005	1.60% over LIBOR	1.82%		09/30/2035	12/30/2020
Total trust preferred costs	146,156
Less: deferred issuance costs	(78)
	$146,078

(1) Effective weighted average interest rate as of September 30, 2020, was 3.42% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to Heartland's consolidated financial statements included herein.

(2) Effective interest rate as of September 30, 2020, was 5.01% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(3) Effective interest rate as of September 30, 2020, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(4) Effective interest rate as of September 30, 2020, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(5) Effective interest rate as of September 30, 2020, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.
(6) Effective interest rate as of September 30, 2020, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to Heartland's consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2020	15.47%	13.76%	11.29%	9.82%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,372,253	$10,372,253	$10,372,253	N/A
Average Assets	N/A	N/A	N/A	$14,534,308

December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average Assets	N/A	N/A	N/A	$12,318,135

Heartland elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital because the impact on the capital ratios of Heartland and its subsidiary banks was not significant.

At September 30, 2020, and December 31, 2019, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $606.2 million and $533.9 million, respectively. Retained earnings that could be available for the payment of dividends to Heartland from its banks totaled approximately $399.7 million and $331.5 million at September 30, 2020, and December 31, 2019, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on Heartland's common and preferred stock and to pay interest and principal on its debt.

On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." If declared, dividends are paid quarterly in arrears at a rate of 7.00% per annum beginning on October 15, 2020. For the dividend period beginning on the first reset date of July 15, 2025, and for dividend periods beginning every fifth anniversary thereafter, each a reset date, the rate per annum will be reset based on a recent five-year treasury rate plus 6.675%. The earliest redemption date for the preferred shares is July 15, 2025. Dividends payable on common shares are subject to quarterly dividends payable on these outstanding preferred shares at the applicable dividend rate. The net proceeds of $110.7 million will be used for general corporate purposes, which may include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

On October 19, 2020, Heartland entered into an amended and restated agreement relating to the acquisition of AIM Bancshares, Inc. and its wholly-owned subsidiary, AimBank, which had $1.85 billion in assets as of September 30, 2020. The issuance of preferred equity in the second quarter of 2020 will ensure that regulatory capital ratios remain strong after the closing of the AIM Bancshares, Inc. transaction, which will trigger the Collins Amendment to the Sarbanes-Oxley legislation resulting in $146.1 million of trust preferred securities losing Tier 1 Capital treatment.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2020, and December 31, 2019, commitments to extend credit aggregated $2.98 billion and $2.97 billion, respectively. Standby letters of credit aggregated $63.1 million at September 30, 2020, and $79.5 million at December 31, 2019.

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

At September 30, 2020, Heartland had $331.7 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $4.95 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Heartland's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, Heartland intends to rely on deposit growth and additional FHLB and discount window borrowings as needed in the future.

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of September 30, 2020, Heartland had $306.7 million of short-term borrowings outstanding.

As of September 30, 2020, Heartland had $524.0 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At September 30, 2020, Heartland had $1.56 billion of borrowing capacity under these programs. Under the PPPLF, Heartland had $903.1 million of borrowing capacity as of September 30, 2020. Additionally, at September 30, 2020, Heartland had $1.18 billion of borrowing capacity at the Federal Reserve Banks' discount window.

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its bank subsidiaries and the issuance of debt and equity securities. Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2020. Heartland's revolving credit agreement has $45.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2020. At September 30, 2020, $6.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of September 30, 2020.

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

The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2020, and September 30, 2019, provided the following results, in thousands:

	2020		2019
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$441,039	(0.87)%	$425,662	(3.37)%
Base	444,918	—	440,498	—
Up 200 Basis Points	467,620	5.10	468,374	6.33
Year 2
Down 100 Basis Points	420,920	(5.39)	388,722	(11.75)
Base	435,536	(2.11)	426,489	(3.18)
Up 200 Basis Points	495,843	11.45	485,463	10.21

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

•During the three months ended September 30, 2020, there have been no changes in Heartland's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, Heartland's internal controls over financial reporting.

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

The continuation of the COVID-19 pandemic and measures intended to prevent the spread of COVID-19 could adversely affect Heartland’s business activities, financial condition, and results of operations, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of COVID-19 have negatively impacted the macroeconomic environment, and the COVID-19 pandemic has significantly increased economic uncertainty and abruptly reduced economic activity. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain COVID-19, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. Governmental authorities worldwide have taken unprecedented measures to stabilize markets and support economic growth. U.S. federal and state governments have taken measures to address the economic and social consequences of the COVID-19 pandemic, including the passage of the CARES Act and the Main Street Lending Program. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

In particular, Heartland may experience adverse financial consequences due to a number of factors, including, but not limited to:
•increased credit losses due to financial strain on its customers as a result of the COVID-19 pandemic and governmental actions, specifically on loans to borrowers in or that have a substantial relationship to lodging, retail trade, restaurant and bar, nursing home/assisted living, oil and gas, childcare, and gaming industries, and loans to borrowers that are secured by multi-family properties or retail real estate; increased credit losses would require Heartland to increase its provision for credit losses and net charge-offs;
•declines in collateral values;
•further and sustained decline in Heartland’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on its goodwill or core deposit and customer relationships intangibles that could result in an impairment charge being recorded for that period, which would adversely impact Heartland’s results of operations and the ability of certain of its bank subsidiaries to pay dividends;
•disruptions if a significant portion of Heartland’s workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic; Heartland has modified its business practices, including restricting employee travel, implementing work-from-home arrangements, and installing and requiring utilization of personal protection equipment and it may be necessary for Heartland to take further actions as may be required by government authorities or as it determines is in the best interests of its employees, customers and business partners; there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities;
•the negative effect on earnings resulting from Heartland’s subsidiary banks modifying loans and agreeing to loan payment deferrals due to the COVID-19 pandemic;
•increased demand on Heartland’s liquidity as it meets borrowers’ needs and cover expenses related to the COVID-19 pandemic management plan;

•reduced liquidity may negatively affect Heartland’s capital and leverage ratios, and although not currently contemplated, reduce or force suspension of dividends;
•third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with Heartland or provide essential services;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in Heartland’s normal business practices because of the COVID-19 pandemic and governmental actions to contain it.
These factors may remain prevalent for a significant period of time and may continue to adversely affect Heartland's business, results of operations, financial conditions, liquidity and prospects even after the COVID-19 pandemic has subsided.

In addition, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate, and in September 2020, it announced that the low rate would be maintained until (i) labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and (ii) inflation has risen to 2 percent and is expected to moderately exceed 2 percent for some time. Heartland expects that these reductions in interest rates, especially if prolonged, could adversely affect Heartland’s net interest income and margins and profitability. The Federal Reserve also (i) announced a $700 billion quantitative easing program in response to the expected economic downturn caused by COVID-19 and (ii) launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on Heartland’s business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

Heartland's subsidiary banks are participating lenders in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the amount of time between the passage of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which has exposed Heartland to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their procedures used in processing applications for the PPP. Under the PPP, lending banks are generally entitled to rely on borrower representations and certifications of eligibility to participate in the PPP, and lending banks may also be held harmless by the SBA in certain circumstances for actions taken in reliance on borrower representations and certifications. The PPP was modified on June 5, 2020, with the adoption of the Paycheck Protection Program Flexibility Act (the "PPFA"). The PPFA increased the amount of time that borrowers have to use PPP loan proceeds and apply for loan forgiveness and made other changes to make the program more favorable to borrowers. Notwithstanding the foregoing, Heartland's subsidiary banks have been, and may continue to be, exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced. If a deficiency is identified, the SBA may deny its liability under its guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from Heartland's subsidiary banks.

Heartland's subsidiary banks participation in and execution of these and other measures taken by governments and regulatory authorities in response to the COVID-19 pandemic could result in reputational harm and may also lead to litigation, including class actions, or regulatory and government actions and proceedings. Such actions and proceedings may result in judgments, settlements, penalties and fines levied against Heartland's subsidiary banks.

In addition, while the COVID-19 pandemic had a material impact on the provision for credit losses, Heartland is unable to fully predict the impact that the COVID-19 pandemic will have on the credit quality of the loan portfolios of Heartland’s subsidiary banks, and any acquired banks, Heartland financial position or results of operations due to numerous uncertainties. Heartland will continue to assess the potential impacts on the credit quality of the loan portfolios of Heartland’s subsidiary banks and any acquired banks, its financial positions and results of operations.

The extent to which the COVID-19 pandemic impacts Heartland's business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of COVID-19, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, Heartland may continue to experience materially adverse impacts to its businesses as a result of the COVID-19’s global economic impact, including the availability of credit, adverse impacts on liquidity and any recession or depression that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 is highly uncertain and subject to change. Heartland does not know the full extent of the impacts of COVID-19 on its business, operations or the economy as a whole. However, the effects could have a material impact on Heartland's results of operations and heighten many of the known risks described in the "Risk Factors" sections of its Annual Report on Form 10-K for the year ended December 31, 2019.

Heartland relies on dividends from its subsidiaries for most of its revenue and is subject to restrictions on payment of dividends.
The primary source of funds for Heartland is dividends from its subsidiary banks. In general, the subsidiary banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on Heartland's common and preferred stock and to pay interest and principal on its debt. Dividends payable on common shares are also subject to quarterly dividends payable on outstanding preferred shares at the applicable dividend rate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, Heartland's board of directors authorized management to acquire and hold up to 5% of capital or $85.0 million as of September 30, 2020, as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

2.1
Amended and Restated Agreement and Plan of Merger dated as of October 19, 2020 among Heartland Financial USA, Inc., First Bank & Trust, AIM Bancshares, Inc., AimBank and Michael F. Epps, as the Shareholder Representative (incorporated by reference to Appendix B to the Proxy Statement/Prospectus contained in Amendment No. 1 to Heartland’s Registration Statement on Form S-4 (Registration No. 333‑238459)) filed on October 19, 2020.

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

Dated: November 5, 2020