Form 10-K
period 2020-12-31
HEARTLAND FINANCIAL USA INC
filed 2021-02-25
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

(563) 589-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock $1.00 par value	HTLF	The Nasdaq Global Select Market
Depositary Shares, each representing 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E	HTLFP	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant has filed a report on or attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,161,388,720.
As of February 24, 2021, the Registrant had issued and outstanding 42,096,266 shares of common stock, $1.00 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("Heartland") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of Heartland. Any statements about Heartland's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of Heartland's operations or performance, and may be based upon beliefs, expectations and assumptions of Heartland's management. These forward-looking statements, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity." "potential," or other similar expressions. Although Heartland has made these statements based on management's experience and best estimate of future events, the ability of Heartland to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which Heartland currently believes could have a material adverse effect on its operations and future prospects are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Annual Report on Form 10-K, include, among others:
•COVID-19 Pandemic Risks, including risks related to the ongoing COVID-19 pandemic and measures enacted by the U.S. federal and state governments and adopted by private businesses in response to the COVID-19 pandemic;
•Economic and Market Conditions Risks, including risks related to the deterioration of the U.S. economy in general and in the local economies in which Heartland conducts its operations;
•Credit Risks, including risks of increasing credit losses due to deterioration in the financial condition of Heartland's borrowers, based on declining oil prices and asset and collateral values, which may continue to increase the provision for credit losses and net charge-offs ;
•Liquidity and Interest Rate Risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income;
•Operational Risks, including processing, information systems, cybersecurity, vendor, business interruption, and fraud risks;
•Strategic and External Risks, including economic, political, and competitive forces impacting our business;
•Legal, Compliance and Reputational Risks, including regulatory and litigation risks; and
•Risks of Owning Stock in Heartland, including stock price volatility and dilution as a result of future equity offerings and acquisitions.

However, there can be no assurance that other factors not currently anticipated by Heartland will not materially and adversely affect Heartland’s business, financial condition and results of operations. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect Heartland’s customers and the economies where they operate. Additionally, all statements in this Annual Report on Form 10-K, including forward-looking statements, speak only as of the date they are made. Heartland does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or to otherwise update any statement in light of new information or future events. Further information concerning Heartland and its business, including additional factors that could materially affect Heartland’s financial results, is included in Heartland’s filings with the Securities and Exchange Commission (the "SEC").

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "Heartland," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. Heartland's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2021 Annual Shareholders Meeting to be held on May 19, 2021, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2020, Heartland had total assets of $17.91 billion, total loans held to maturity of $10.02 billion and total deposits of $14.98 billion. Heartland’s total stockholders' equity as of December 31, 2020, was $2.08 billion. Net income available to common stockholders for 2020 was $133.5 million.

Heartland conducts a community banking business through 11 independently branded and chartered community banks (collectively, the "Banks") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. All Banks are insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are the Banks, which, as of the date of this Annual Report on Form 10-K, operate a total of 133 banking locations:
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

In addition, as of December 31, 2020, Heartland had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II and BVBC Capital Trust III. All of Heartland’s subsidiaries were wholly owned as of December 31, 2020.

The principal business of our Banks consists of making loans to and accepting deposits from businesses and individuals. Our Banks provide full service commercial and retail banking in their communities. Both our loans and our deposits are generated primarily through strong banking and community relationships and through management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, small business, agricultural, real estate mortgage, consumer, and credit cards for commercial, business and personal use.

We enhance the customer-centric local services of our Banks with a full complement of value-added services, including wealth management, investment, retirement plan and insurance services. We provide contemporary technology solutions that provide our customers convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, credit and debit cards and automated teller machines.

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
•Full range of commercial products, including government guaranteed lending and treasury management services
•Private client services, including investment management, trust, retirement plans and brokerage and investment services
•Convenient and competitive retail products and services
•Residential mortgage origination and referrals
•Providing added client value through consultative relationship building

3.Centralizing back-office operations for efficiency.
•Leverage expertise across all Banks
•Contemporary technology for account processing and delivery systems
•Efficient back-office support for loan processing and deposit operations
•Centralized loan underwriting and collections
•Centralized loss management and risk analysis
•Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, risk management, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks." While we are committed to a community banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Banks operates under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, risk management, investment management, and lending and deposit structure management.

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in Heartland. We have established ownership guidelines for our directors. We also have a stock compensation plan and an employee stock purchase plan.

We are deeply committed to our communities by encouraging the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

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

In recent years, we have focused on markets with growth potential in the Midwestern, Southwestern and Western regions of the United States. Our strategy is to balance the growth in our Southwestern and Western markets with the stability of our Midwestern markets. The following table provides information about the implementation of Heartland's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into or Assets Purchased By
1988	Citizens Finance Co.(1)		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank(2)		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(3)	X		N/A
1997	Cottage Grove State Bank(4)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(5)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.(6)
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank(7)		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(5)		X	Summit Bank & Trust(5)
2017	Founders Community Bank		X	Premier Valley Bank
2017	Citywide Banks		X	Centennial Bank and Trust(8)
2018	Signature Bank		X	Minnesota Bank & Trust
2018	First Bank & Trust		X	N/A
2019	Bank of Blue Valley		X	Morrill & Janes Bank and Trust Company(9)
2019	Rockford Bank and Trust Company		X	Illinois Bank & Trust
2020	Johnson Bank (4 branches)		X	Arizona Bank & Trust
2020	AimBank		X	First Bank & Trust(10)

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
(9) Morrill & Janes Bank and Trust Company changed its name to Bank of Blue Valley upon the acquisition of Bank of Blue Valley.
(10) In the first quarter of 2021, seven of the twenty-five AimBank branches were transferred to New Mexico Bank & Trust.

For a description of the AimBank and Johnson Bank branch acquisitions, refer to "2020 Developments" under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Through acquisition and organic growth, our goal is to reach at least $1 billion in assets in each of our charters. As of December 31, 2020, we have achieved this goal in ten of our eleven charters. Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust each have assets over $1 billion.

Due to changes in the competitive landscape and our customers' banking behaviors, we have selectively sold, consolidated and closed branches recently. We anticipate these strategic activities will provide the resources to support our investments in areas that improve our customer experiences and fuel our organic growth. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in the future.

Primary Business Lines
General
We are engaged in the business of community banking and operate as a single business segment. Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. We have a broad customer base and are not dependent upon a single or a few customers. We provide a contemporary menu of traditional and non-traditional service channels including online banking, mobile banking and telephone banking. Our Banks provide a comprehensive suite of banking services comprised of competitively priced deposit and credit offerings, along with treasury management and retirement plan services.

Our bankers actively solicit the business of new companies entering their market areas as well as established companies in their respective business communities. We believe that the Banks are successful in attracting new customers in their markets through professional service, a suite of comprehensive banking products, competitive pricing, credit facilities, convenient locations and proactive communications. Our primary lines of business are described below.

Commercial Banking
Our Banks have a strong commercial loan base generated primarily through business networks and personal relationships in the communities they serve. The current portfolios of the Banks reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes. Commercial real estate loans, which include owner occupied and non-owner occupied loans, are generally term loans originated for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis where warranted by the overall financial condition of the borrower. Generally, terms of commercial and commercial real estate loans range from one to five years.

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
•fraud prevention.

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

Bank	SBA Express Lender	SBA Preferred Lender	SBA Export Express	USDA Certified Lender
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X		X
New Mexico Bank & Trust	X	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Citywide Banks	X	X
Minnesota Bank & Trust	X
Bank of Blue Valley	X	X	X
Premier Valley Bank	X	X	X
First Bank & Trust	X	X

Our Banks participate in the Paycheck Protection Program ("PPP"), originally created by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and later expanded with the adoption of the Paycheck Protection Program Flexibility Act (the "PPFA") and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the "Economic Aid Act"). PPP loans provide small businesses with funding to maintain payroll and cover certain other overhead expenses. PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero-risk rating for regulatory capital purposes, and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks.

Our commercial and commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans based upon its estimated fair market value and require personal guarantees in most instances. The primary repayment risks of commercial and commercial real estate loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

With the oversight of our centralized credit administration group, our credit risk management process is governed by our loan policy which establishes our framework for credit and underwriting standards across the company and our Banks. Our loan policy provides the underlying standards in alignment with safe and sound credit decision making and in accordance with regulatory guidelines as applicable to our portfolio (e.g., Real Estate Lending Standards, Supervisory Loan-to-Value Limits). Centralized staff in credit administration assist our Bank commercial and agricultural lending officers in the analysis, underwriting of credit and facilitation of the credit approval process.

In addition to the lending personnel of the Banks reporting to their respective boards of directors, our internal loan review validates credit risk rating accuracy and analyzes the credit risk of the Banks. To reduce the risk of loss, we have processes to help identify problem loans early, and we aggressively seek resolution of credit problems.

Heartland has a special assets group which focuses on resolving problem assets. In 2020, we added additional personnel and resources to the special assets group in response to the economic changes caused by the COVID-19 pandemic. Commercial or agricultural loans in a default or workout status are assigned to the special assets group. Special assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank on a quarterly basis.

Small Business Banking
Heartland's Small Business Lending Center is dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit offerings and convenient electronic banking services, as well as retirement plan services. The Banks have designated business bankers and banking center managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Banks with operations in and around rural areas, including Dubuque Bank and Trust Company, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville banking centers, New Mexico Bank & Trust’s Clovis banking offices, Bank of Blue Valley's northeast Kansas banking offices, and First Bank & Trust. Agricultural loans constituted approximately 7% of our total loan portfolio at December 31, 2020. Dubuque Bank and Trust Company and Wisconsin Bank & Trust are designated as Preferred Lenders by the USDA Farm Service Agency (the "FSA"). In making agricultural loans, we have policies designating a primary lending area for each Bank, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

Residential Real Estate Mortgage Lending
With our acquisition in 2018 of First Bank & Trust in Lubbock, Texas, we acquired its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation ("PrimeWest"). PrimeWest, which was merged into First Bank & Trust in April 2020, provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of our customers in many of our markets. First Bank & Trust services the loans it sells into the secondary market, and at December 31, 2020, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSE"), totaled $743.3 million.

Heartland fully outsourced its remaining legacy residential real estate mortgage lending business in 2018 by entering into arrangements with third parties to offer residential mortgage loans to customers in many of our markets not served by First Bank & Trust. Additionally, in 2019, Heartland's Dubuque Bank and Trust Company subsidiary sold substantially all of its mortgage servicing rights portfolio. Residential mortgage loans originated through third parties are not being serviced by us.

Retail Banking
A wide variety of retail banking services are delivered through our banking centers. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs") and consumer credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services of the Banks include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity and personal lines of credit.

Our Banks continue to enhance our retail customers' banking experience through the addition of secure electronic banking options including online account opening and mobile banking. Our retail customers receive high-touch service in our banking center locations and further enjoy the convenience of online bill pay, 24-hour ATM availability, mobile deposit, and 24-hour access to account detail. As technology advances, we are committed to offering our customers the convenience of online, ATM and mobile delivery channels with the security they expect.

Wealth Management and Retirement Plan Services
In most markets where the Banks operate, wealth management, trust, securities brokerage and retirement plan services are offered to customers in the community. In some cases, these services are offered using an individual Bank's trust powers and in others the trust powers and personnel of a sister Bank with trust powers are utilized. As of December 31, 2020, total trust assets under management were $3.42 billion. Heartland also specializes in retirement plan services, offering qualified retirement plan recordkeeping, administration and advice to business clients, including 401(k), 403(b) and profit sharing plans.

Heartland has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at the majority of the Banks. Through LPL Financial, Heartland offers a full array of investment services including mutual funds, annuities, individual retirement products, education savings products, and brokerage services. Vehicle, property and casualty, life and disability insurance is also offered by Heartland through DB&T Insurance, Inc. and Heartland Financial USA, Inc. Insurance Services.

B.      MARKET AREAS

Heartland is a geographically diversified company with a Midwestern, Western and Southwestern franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest markets as stable with slower growth prospects and the West and Southwest as offering greater opportunities for growth accompanied by the potential of wider economic swings. The following table sets forth certain information about the offices and total deposits of each of the Banks as of December 31, 2020, (dollars in thousands):

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Deposits
IA	Dubuque Bank and Trust Company	6	Dubuque MSA	$1,456,908
IL	Illinois Bank & Trust	2	Galena	$1,338,677
		2	Jo Daviess County
		6	Rockford MSA
WI	Wisconsin Bank & Trust	3	Madison MSA	$1,057,369
		1	Green Bay MSA
		5	Sheboygan MSA
		1	Milwaukee County
		2	Grant County
		1	Green County
NM	New Mexico Bank & Trust	9	Albuquerque MSA	$1,749,963
		2	Santa Fe MSA
		3	Clovis MSA
		2	Rio Arriba County
		1	Los Alamos County
AZ	Arizona Bank & Trust	10	Phoenix MSA	$1,357,158
MT	Rocky Mountain Bank	2	Billings MSA	$538,012
		2	Flathead County
		1	Gallatin County
		1	Ravalli County
		1	Jefferson County
		1	Sanders County
		1	Sheridan County
CO	Citywide Banks	11	Denver MSA	$2,181,511
		4	Jefferson County
		2	Arapahoe County
		2	Boulder County
		1	Eagle County
		1	Grand County
		1	Clear Creek County
		1	Summit County
MN	Minnesota Bank & Trust	2	Minneapolis/St. Paul MSA	$789,555
KS	Bank of Blue Valley	7	Kansas City MSA	$1,138,264
		1	Nemaha County
		2	Brown County
		1	Atchison County

Charter State	Bank Name	Banking Locations	Market Areas Served	Total Deposits
CA	Premier Valley Bank	1	Fresno MSA	$836,984
		1	Madera County
		1	Mariposa County
		4	San Luis Obispo County
		1	Tuolumne County
TX	First Bank & Trust	9	Lubbock, TX MSA	$2,622,716
		1	Bailey County
		1	Dallam County
		1	Ector County
		1	Gray County
		1	Hockley County
		2	Lamb County
		1	Midland County
		1	Mitchell County
		1	Parmer County
		1	Potter County
		1	Mitchell County
		1	Roberts County
		2	Scurry County
		1	Taylor County
		1	Yoakum County
		2	Colfax County, NM
		1	Guadalupe County, NM
		2	Quay County, NM
		1	Union County, NM

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

The market areas of the Banks are highly competitive, and our competitors are comprised of other commercial banks, credit unions, thrifts, stock brokers, mutual fund companies, mortgage companies and loan production offices, insurance companies and online providers and other non-bank financial service companies. Some of these competitors are local, while others are regional, national or global.

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

D. HUMAN CAPITAL

The attraction and retention of qualified employees is critical to Heartland’s success. At December 31, 2020, Heartland employed 2,013 full-time equivalent employees. In 2020, our employee engagement scores increased to their highest level, with 93% of employees responding.

COVID-19 Relief
As the COVID-19 pandemic advanced throughout the year, our employees' and customers' health and safety remained top of mind as our employees rose to the challenges of serving our customers.
•Heartland instituted "pandemic pay" to ensure employees did not experience financial hardships when they needed to stay remote due to COVID-19 exposures.
•Heartland provides preventative health care coverage at 100% and employees were enabled to seek medical care virtually to make sure they stayed healthy while social distancing.
•We successfully pivoted to deliver all employee onboarding and training virtually, which enabled our new hires to be engaged faster.
•Demonstrating the care and commitment to our customers have come to expect, many employees worked countless hours, often late into the evening, to assist in the processing of PPP loans and other customer needs.
•Our employee teams also continued to serve our communities and Heartland donated $264,000 in support of High Need Schools, which helped teachers and schools purchase needed equipment and supplies for their students.

Competitive Compensation and Benefits
We remain focused on providing market level compensation and benefit packages. We benchmark our compensation programs annually and continually analyze incentive arrangements to ensure that we reward talent appropriately in exchange for their efforts in adding value for our customers. Heartland continues to support employees with matching contributions to their 401(k) (over 90% employee participation), an employee stock purchase plan, and buy down of student debt in exchange for unused paid time off. Employees are also active participants in our wellness platform, which include a weight loss program, a program offering tips on how to stay healthy and resources for home schooling.

Investment in Employee Development
We invest in our talent and provide meaningful development opportunities. Employees participated in over 2,100 hours of training, in addition to compliance training. In 2020, we graduated 10 employees from our leadership program which is comprised of a diverse group of recent college graduates. The program focuses on the development and understanding of basic banking and line of business skills that prepare the candidates for their next role in the Company. This diverse group of talent is being deployed into key roles across our banks and lines of business.

Diversity and Inclusion
Heartland is committed to seeking diversity at all levels of the organization. Heartland adopted the following diversity statement which reflects our current culture as well as what we aspire to be:

Heartland is unique and so are you. We all come from different backgrounds and experience that help shape our company values. Our values are rooted in the belief that respect, equality, and inclusiveness make us stronger together. The variety of experiences and lifestyles we bring to work every day provides insights that help us better understand each other and our customers.

In furtherance of our diversity initiatives, executive leadership participated in diversity, equity and inclusion "listen and learn" sessions, and senior leadership will participate in similar sessions in 2021. We are in the process of implementing additional diversity training for all employees in 2021, updating the onboarding process to enhance employee dialogue and establishing a diversity advisory council.

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

Regulation of Heartland

General
Heartland, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust, is a bank holding company. As a bank holding company, Heartland is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, Heartland is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where Heartland might not otherwise do so. In addition, since the Banks are under the common control of Heartland, the FDIC may look to the assets of the Banks to offset losses incurred as a result of the failure of one or more of the other Banks. Under the Dodd-Frank Act, the FDIC also has backup enforcement authority over a depository institution holding company, such as Heartland, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

Federal law also prohibits any person or persons acting in concert from acquiring "control" of an FDIC-insured institution or its holding company without prior notice to the appropriate federal bank regulator or any other company from acquiring "control" without Federal Reserve approval to become a bank holding company. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may exist at 10% ownership levels for public companies, such as Heartland, and under certain other circumstances. Each of the Banks is generally subject to similar restrictions on changes in control under federal law and the law of the state granting its charter.

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

The regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into three components, Common Equity Tier 1 capital, Tier 1 or "Core" capital and Tier 2 or "Supplementary" capital, and test these capital components based on their ratio to assets and to "risk weighted assets." Common Equity Tier 1 capital consists of common stockholders' equity. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and, for some institutions, trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for credit losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and certain trust preferred securities not otherwise included in Tier 1 capital. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

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

If an institution grows beyond $15 billion in assets as a result of mergers or acquisitions, it loses its ability to include trust preferred securities in Tier 1 capital. Previously issued trust preferred securities are excluded from Tier 1 capital but remain included in Tier 2 capital. Heartland had $17.91 billion of assets as of December 31, 2020, and reclassified $146.3 million of trust preferred securities from Tier 1 capital to Tier 2 capital.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that both the holding company and all of its financial institution subsidiaries be "well-capitalized." In order to be "well-capitalized" a financial institution must maintain a Leverage Ratio of 5.0% or greater, a Common Equity Tier 1 Capital Ratio of 6.5% or greater, a Tier 1 Capital Ratio of 8.0% or greater, and a Total Capital Ratio of 10.0% or greater. As of December 31, 2020, Heartland had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies

Stress Testing
The Dodd-Frank Act requires certain institutions to conduct an annual "stress test" of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios. The Economic Growth Act raised the asset threshold for stress testing from $10 billion in average total consolidated assets to $100 billion for bank holding companies. As a result Heartland, as well as its Banks, are no longer subject to the Dodd-Frank Act stress test regulations or any requirement to publish the results of stress testing. Despite elimination of this requirement, Heartland continues to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.

Dividend Payments
Heartland's ability to pay dividends to its stockholders may be affected by both general corporate law consideration, minimum regulatory capital requirements and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, Heartland is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows Heartland to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if Heartland has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, policies of the Federal Reserve suggest that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. In addition, the payment of dividends to holders of Heartland's common stock is subject to the payment of any preferred dividends payable to holders of Heartland's preferred stock. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2020, the Banks paid supervisory assessments totaling $1.3 million.

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

As of December 31, 2020: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) none of the Banks were subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020.

As of December 31, 2020, approximately $500.9 million was available in retained earnings at the Banks for payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. In May 2016, financial regulators proposed a rule to replace the 2011 proposed rule. While the 2011 proposed rule was principles-based, the new proposed rule is prescriptive in nature and is intended to prohibit incentive-based compensation arrangements that could encourage inappropriate risk taking by providing excessive compensation or could lead to material financial loss. The new proposed rule would require financial institutions to consider compensation arrangements for "senior executive officers" and "significant risk takers" against several factors, and would require that such arrangements contain both financial and non-financial measures of performance. Until a final rule is issued, it is not clear whether and how this rule will ultimately impact the Banks.

The Volcker Rule and Proprietary Trading
In December 2013, federal banking regulators jointly issued a final rule to implement Section 13 of the BHCA (adopted as part 619 of the Dodd-Frank Act), which prohibits banking entities (including Heartland and the Banks) from engaging in proprietary trading of securities, derivatives and certain other financial instruments for the entity's own account; prohibits certain interests in, or relationships with, a hedge fund or private equity fund; and requires the implementation of related compliance programs, commonly referred to as the "Volcker Rule." On January 1, 2020, a revised rule was adopted that was effective January 1, 2021, subject to voluntary compliance prior to that time. Under this revised rule, banks that do not have significant trading activities will have simplified and streamlined compliance requirements, while banks with significant trading activity will have more stringent compliance requirements. The revised rule continues to prohibit proprietary trading, while providing greater clarity and certainty for activities allowed under the law. Heartland did not engage in any significant amount of proprietary trading, as defined in the Volcker Rule, and the impact of the Volcker Rule on Heartland's business activities and investment portfolio was minimal. Heartland has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, Heartland determined that the impact related to investments considered to be covered funds did not have a significant effect on its financial condition or results of operations.

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

Mortgage Lending
Mortgage loans held at each of the Banks, which were made prior to the outsourcing of Heartland’s legacy mortgage lending business, and mortgage loans originated by First Bank & Trust are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

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

Ability-to-Repay and Qualified Mortgage Rule
Under Federal Reserve Board Regulation Z, mortgage lenders, such as First Bank & Trust, are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The Banks primarily originate compliant qualified mortgages.

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

COVID-19 Pandemic Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and may continue to adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, including the declaration of a federal National Emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely; travel restrictions, quarantines and shelter-in-place orders. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending, borrowing needs and saving habits. The federal government has taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act and later with the adoption of the PPFA and the Economic Aid Act. The CARES Act, as supplemented by the PPFA and Economic Aid Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. There can be no assurance, however, that the steps taken by the worldwide community or the U.S. government will be sufficient to address the negative economic effects of COVID-19 or avert severe and prolonged reductions in economic activity.

We may experience adverse financial consequences due to a number of factors, including, but not limited to:
•negative effects on net interest income and net interest margins as a result of the low interest rate environment;
•increased credit losses due to financial strain on our customers as a result of the pandemic and governmental actions, specifically on loans to borrowers in the lodging, retail trade, retail properties, restaurants and bars and oil and gas;
•increases in our provision for credit losses and net charge-offs resulting from increased credit losses;
•declines in collateral values;
•an impairment of goodwill or core deposit and customer relationship intangibles that could result in charges being recorded and restrictions on the ability of certain Banks to pay dividends to us;
•loan modifications and loan payment deferrals resulting in reduced earnings;
•increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to the pandemic management plan;
•negative effects on capital and leverage ratios as a result of reduced liquidity which, although not currently contemplated, could reduce or force suspension of dividends;
•stock price volatility;
•workforce disruptions if a significant portion of our workforce is unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic;
•third-party disruptions, including negative effects on network providers and other suppliers, which may affect their ability to perform under the terms of agreements or provide essential services;
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

Our participation in the Paycheck Protection Program and other regulatory and governmental actions to mitigate the impact of the COVID-19 could result in reputational harm, claims and litigation.
Our Banks are participating lenders in the PPP, a loan program administered through the Small Business Administration ("SBA") that was created under the CARES Act, and modified by the PPFA and Economic Aid Acts, to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts of fixed, low interest rate loans that are subject to numerous other regulatory requirements. Borrowers are also eligible to apply to the SBA for forgiveness of their PPP loan obligations, and most are expected to do so. Because of the short windows between the passing of the authorizing legislation and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Subsequent rounds of legislation and associated agency guidance have not provided necessary clarity and have created potential additional inconsistencies and ambiguities. Accordingly, the Banks are exposed to risks relating to compliance with the PPP requirements, including reputational harm. Additionally, since the launch of the PPP, several other larger banks have been subject to litigation regarding the process and procedures used in processing applications for the PPP. If PPP borrowers fail to qualify for loan forgiveness, the Banks face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. The Banks have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny forgiveness, take action against borrowers and, in some instances, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Banks.

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
We operate in markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the economic vitality, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic conditions in those markets could generally affect our financial condition and results of operations.

Our business and performance are vulnerable to the impact of volatility in debt and equity markets.
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

Changes in interest rates and other conditions could negatively impact net interest income and net interest margin.
Market interest rates have declined significantly since the beginning of the COVID-19 pandemic as a result of actions taken by the Federal Reserve. In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response the expected economic impact of the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest rate it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could continue to adversely affect our net interest income and margins and our profitability.

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
We have derivative contracts, borrowings, variable rate loans and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. In 2017, the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmarks Administration ("IBA"), which compiles and oversees LIBOR, announced a consultation on its intention to cease publication of one-week and two-month LIBOR at the end of 2021 and to continue publishing other LIBOR tenors until June 2023. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR or whether LIBOR will continue to be published by the IBA after these dates based on these submissions or on any other basis.

The transition from LIBOR to SOFR or a different alternative reference rate is complex and could have a range of adverse impacts on us. In particular, any such transition could, among other things, (i) adversely effect the value of, return on and trading for financial assets or liabilities that are linked to LIBOR, including securities, loans or derivatives; (ii) require renegotiation of outstanding financial assets and liabilities; (iii) result in additional inquiries or other actions from regulators in respect to our preparation and readiness for the LIBOR transition; (iv) increase the risks of disputes or litigation and/or increase expenses related to the transition; (v) adversely impact our reputation as we work with customers to transition loans and financial instruments from LIBOR; (vi) require successful system and analytics development and operationalization to transition to our systems, loan portfolio and risk management processes away from LIBOR, which will require reliance on third-party vendors; and (vii) cause disruption in financial markets that are relevant to our business.

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 "Reference Rate Reform" which addresses the effect of the anticipated transfer away from LIBOR towards new interest rate benchmarks under GAAP. We have formed a working group that continues to actively assess the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition. However, there can be no assurance that actions taken by us and third parties to address these risks or otherwise prepare for the transition from LIBOR will be successful.

We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2020, we had goodwill of $576.0 million, representing approximately 28% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our consolidated balance sheet reflected approximately $62.7 million of deferred tax assets at December 31, 2020, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of Heartland's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. The enactment of such legislation including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, credits and exemptions may have a material impact on our business, financial conditions and results of operations. These tax law changes may also be retroactive to previous periods and could negatively affect our current and future financial performance. For example, while the Tax Cuts and Jobs Act signed into law in December 2017 reduced our federal corporate tax rate from 35% in 2017 to 21%, there is no assurance that tax rates will remain at current levels or that presently anticipated benefits will be realized in future years’ financial performance.

Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities
Neither the occurrence nor the potential impact of natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by interrupting the ours systems, which could prevent the us from obtaining deposits, originating loans and processing and controlling the flow of business; causing significant damage to our facilities; or otherwise preventing us from conducting business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, vendors or other counterparties (for example, by damaging properties pledged as collateral for our loans or impairing the ability of certain borrowers to repay their loans). We could also suffer adverse consequences to the extent that natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in higher levels of nonperforming assets, net charge- offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over. Additionally, the force and frequency of natural disasters are increasing as the climate changes.

Our framework for managing risks may not be effective in mitigating risk and losses.
Our risk management framework seeks to mitigate risk and loss. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, reputation risk, and operational risk related to our employees, systems and vendors, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that it has not appropriately anticipated or identified. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and could fail to do so effectively. If our risk management framework proves ineffective, we could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.

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

Although we attempt to minimize our credit risk through prudent loan underwriting procedures and by monitoring concentrations of our loans, there can be no assurance that these underwriting and monitoring procedures will effectively reduce these risks. Moreover, as we continue to expand into new markets, credit administration and loan underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan underwriting policies and procedures to local market conditions or to changing economic circumstances could have an adverse impact on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

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
In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, regarding the accuracy and completeness of that information. As a result of the current economic environment caused by the COVID-19 pandemic, we are engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow Heartland to respond proactively as borrower needs and issues arise. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to make uncollectible loans or enter into other unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending, which is comprised of owner-occupied, non-owner occupied, and real estate construction loans, represents a large portion of our commercial loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic markets in which the real estate is located. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We believe that the effect of and response to the COVID-19 pandemic (as separately described above) will have some impact on all commercial real estate loans and more heavily impact lodging, retail trade, and retail properties, in particular those retail properties dependent on restaurants and bars, and the oil and gas, segments.

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

The ability of a borrower to repay agricultural loans may be especially affected by many factors outside of the borrower’s control.
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

Economic disruption resulting from the COVID-19 pandemic may make it difficult for some customers to repay their loans, resulting in increased credit losses.
The effect of and response to the COVID-19 pandemic (as separately described above) will make it difficult for some customers to make timely payments on their loans in accordance with their terms. We believe that the COVID-19 pandemic will have some impact on all customers and more heavily impact the lodging, retail trade, retail properties, restaurants and bars and oil and gas segments. As of December 31, 2020, Heartland's aggregate loan exposure to borrowers in these segments was $1.82 billion or 14% of total loan exposure.

In keeping with guidance from regulators, we have actively worked with COVID-19 affected borrowers to defer their payments, interest, and fees. Beginning in March of 2020, we offered certain customers the opportunity to modify the terms of existing loans, resulting in interest only payments or the deferment of principal and interest payments for a set period of time, typically 90 days. In accordance with regulatory guidance, these modifications are not considered or reported as troubled debt restructurings. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments occur, interest income and fees accrued would need to be reversed. In such a scenario, interest income and net interest margin could be negatively impacted in future periods. Upon completion of these initial deferral periods, it is anticipated that some loans will return to normal repayment and other may require further modifications. As of December 31, 2020, approximately $122.8 million of the modifications made by us remained in some form of payment deferral as a result of these modifications.

These loan deferrals are intended to increase the likelihood that the affected borrowers will operate through and recover following the COVID-19 pandemic, after which their loans will return to a normal repayment schedule and perform in accordance with their original terms. There can be no assurance, however, that these efforts will be successful and may instead only result in a delay rather than avoidance of deterioration or losses on loans to the affected borrowers. If economic conditions worsen, we could be required to further increase our allowance for credit losses and record additional credit loss expense. Our asset quality measures could worsen during future measurement periods if the effects of the COVID-19 pandemic are prolonged.

Government programs established in response to the COVID-19 pandemic may delay but not avoid the realization of credit losses.
Pursuant to the CARES Act, beginning at the end of March 2020, the SBA made up to six months of principal and interest payments on behalf of borrowers on certain qualifying SBA guaranteed loans. Pursuant to the Economic Aid Act, beginning in February of 2021 the SBA began making an additional three months of such principal and interest payments.

The CARES Act also established the PPP (as further described above). PPP loans are also in payment deferral, requiring no principal or interest payments until the loan forgiveness process is completed. Pursuant to the Economic Aid Act, in January of 2021, the PPP loan program was re-opened for new PPP borrowers and expanded to allow certain previous PPP borrowers to receive a second draw PPP loan. Second draw PPP loans are also 100% SBA guaranteed, eligible for up to 100% forgiveness by the SBA and will be in payment deferral, requiring no principal or interest payments until the loan forgiveness process is completed.

The foregoing programs are intended to increase the likelihood that the affected borrowers operate through and recover following the COVID-19 pandemic, after which their loans will return to a normal repayment schedule and perform in accordance with their original terms or in the case of PPP loans, will be forgiven. There can be no assurance, however, that these programs will be successful and may instead result in a delay rather than avoidance of deterioration or losses on loans to the affected borrowers. In addition, while the implementation and success of these programs is highly dependent on the SBA and other governmental bodies, these programs also expose the participating financial institutions, including Heartland, to reputational risks.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for credit losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb current expected credit losses and risks inherent in the portfolio. While the level of allowance for credit losses reflects management's continuing evaluation of quantitative and qualitative factors including industry concentrations, loan portfolio quality and economic conditions, the amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. Despite the current stable economic and market conditions, there remains a risk of continued asset and economic deterioration. At December 31, 2020, our allowance for credit losses as a percentage of total loans was 1.31% and as a percentage of total nonperforming loans was approximately 149%. Although we believe that the allowance for credit losses is appropriate to absorb current expected credit losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Credit losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. The new CECL standard became effective for us on January 1, 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. CECL also requires that an allowance for credit losses be established for any unfunded loan commitments that are not cancelable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, including anticipated losses resulting from deteriorating economic conditions as a result of events such as the COVID-19 pandemic. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under GAAP, which delayed recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and could require us to significantly increase our allowance in future periods. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations. See Note 1, "Basis of Presentation," of the notes to the consolidated financial statements for additional information on the impact of the adoption of this standard.

While the fiscal stimulus and relief programs enacted in response to the COVID-19 pandemic have mitigated credit losses in the near term, once these programs have run their course, we may experience changes in the value of collateral securing outstanding loans, deterioration in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their loan terms causing credit losses.

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

The required accounting treatment of loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under United States GAAP, we are required to record loans acquired through acquisitions, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Any net discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. Therefore, our net interest margins may fluctuate due to the net discount accretion. We expect the yields on the total loan portfolio will decline as our acquired loan portfolios pay down or mature and the corresponding accretion of the net discount decreases. We expect downward pressure on our interest income to the extent that the runoff of our acquired loan portfolios is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

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
We maintained a balance of $6.29 billion, or 35% of our assets, in investment securities at December 31, 2020. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Operational Risks

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. In addition, the COVID-19 pandemic has accelerated the need to implement technological changes as a result of modifications to our business practices implemented in order to address governmental restriction and requirements to address the needs, preferences and best interests of our employees, customers and business partners.

Our operations are affected by risks associated with our use of vendors and other third-party service providers.
We rely on vendor and third-party relationships for a variety of products and services necessary to maintain our day-to-day activities, particularly in the areas of correspondent relationships, operations, treasury management, information technology and security. This reliance exposes us to risks of those third parties failing to perform financially or failing to perform contractually or to our expectations. These risks could include material adverse impacts on our business, such as credit loss or fraud loss, disruption or interruption of business activities, cyber-attacks and information security breaches, poor performance of services affecting our customer relationships and/or reputation, and possibilities that we could be responsible to our customers for legal or regulatory violations committed by those third parties while performing services on our behalf. In addition, the COVID-19 pandemic has increased the risk of third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. While we have implemented an active program of oversight to address this risk, there can be no assurance that our vendor and third-party relationships will not have a material adverse impact on our business.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including for example financial counterparties, regulators, and providers of critical infrastructure such as internet access or electrical power. Due to the increasing consolidation, interdependence, and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or comprises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity may increase the risk of operational failure on both an individual and industry-wide basis.

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

We, our customers, regulators and other third parties, including other financial service institutions and companies engaging in data processing, have been subject to, and are likely to continue to be the target of cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service information, ransomware, improper access by employees or vendors, attacks on personal emails of employees, or breaches of third party vendors that could result in the unauthorized release, gathering and monitoring, misuse, loss or destruction of confidential, proprietary and any other information of ours, our employees, our customers, or of third parties, and damage to our systems or other material disruptions. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities or incidents. Despite efforts to protect our systems and implement controls, processes, policies, and other measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of and rapid evolution of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based products offerings and increase our internal usage of web-based products and applications. Given the continued and rapid evolution of cyber threats, we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss. In addition, the COVID-19 pandemic has increased cyber and payment fraud risk due to increased online and remote activity. The occurrence of any failure, interruption, or security breach of our information systems could result in violations of privacy and other laws, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations

We could face significant legal and reputational harm if we fail to safeguard personal information.
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

Our markets and growth strategy rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
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

Our analytical and forecasting models may be improper or ineffective.
The processes we use to estimate our current expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models could reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws and limitations in their design or their implementation. If the models we use to guide management's decisions and oversight relating to interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for credit losses may not be appropriate to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

It is uncertain whether and to what extent the current administration will increase the regulatory burden on community banks, and changes in existing regulations and their enforcement may require modification to Heartland's existing regulatory compliance and risk management infrastructure.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2020, Heartland had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of Heartland’s principal operating facilities and the home offices of each of the Banks as of December 31, 2020:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations
Heartland Financial USA, Inc. 1398 Central Avenue Dubuque, IA 52001	65,000	Owned	3
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	6
Illinois Bank & Trust 6855 E. Riverside Blvd. Rockford, IL 60114	8,000	Owned	10
Wisconsin Bank & Trust 119 Junction Road Madison, WI 53719	19,000	Owned	13
New Mexico Bank & Trust 320 Gold NW Albuquerque, NM 87102	11,400	Lease term through 2026	17
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	10
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59102	16,600	Owned	9
Citywide Banks 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	23
Minnesota Bank & Trust 7701 France Avenue South, Suite 110 Edina, MN 55435	6,100	Lease term through 2023	2
Bank of Blue Valley 11935 Riley Street Overland Park, KS 66213	38,000	Owned	11
Premier Valley Bank 255 East River Park Circle, Suite 180 Fresno, CA 93720	17,600	Lease term through 2023	8
First Bank & Trust 9816 Slide Road Lubbock, TX 79424	64,500	Owned	32

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 15,"Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names and ages of the executive officers of Heartland, the position held by these officers with Heartland, and the positions held with Heartland subsidiaries, are set forth below:

Name	Age	Position with Heartland and Subsidiaries and Principal Occupation
Lynn B. Fuller	71	Executive Operating Chairman and Director of Heartland; Vice Chairman of Dubuque Bank and Trust Company, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Rocky Mountain Bank, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust; Director of Heartland Financial USA, Inc. Insurance Services
Bruce K. Lee	60	Chief Executive Officer, President and Director of Heartland; Director of Citywide Banks, Bank of Blue Valley and First Bank & Trust; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	60	Executive Vice President, Chief Financial Officer of Heartland; Treasurer of Citizens Finance Parent Co.; Director of Heartland Financial USA, Inc. Insurance Services
Janet M. Quick	55	Executive Vice President, Deputy Chief Financial Officer, Principal Accounting Officer of Heartland
Deborah K. Deters	56	Executive Vice President, Chief Human Resources Officer, of Heartland
Lynn H. Fuller	37	President and Chief Executive Officer of Dubuque Bank and Trust Company
Nathan R. Jones	48	Executive Vice President, Chief Credit Officer of Heartland
Jay L. Kim	57	Executive Vice President, Corporate Secretary, Senior General Counsel, of Heartland; Secretary of Heartland Financial USA, Inc. Insurance Services
Tamina L. O'Neill	51	Executive Vice President, Chief Risk Officer of Heartland
David A. Prince	50	Executive Vice President, Commercial Banking, of Heartland
Daniel C. Stevens	65	Executive Vice President, Operations, of Heartland

Lynn B. Fuller was named Executive Operating Chairman of Heartland in 2018. Mr. Fuller has been a Director of Heartland since 1987 and of Dubuque Bank and Trust Company since 1984. Mr. Fuller was the Chief Executive Officer of Heartland from 1999 to 2018 and was President of Heartland from 1990 to 2015. Mr. Fuller currently serves as a Director on the following Heartland subsidiary boards: Wisconsin Bank & Trust since 1997, New Mexico Bank & Trust since 1998, Arizona Bank & Trust since 2003, Rocky Mountain Bank since 2004, Citywide Banks since 2006, Minnesota Bank & Trust since 2008, Bank of Blue Valley since 2013, Heartland Financial USA, Inc. Insurance Services since 2015, Premier Valley Bank since 2015 and First Bank & Trust since 2018. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1987. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of Heartland. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004 and Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013. Mr. Fuller is the father of Lynn H. Fuller, President and Chief Executive Officer of Dubuque Bank and Trust Company.

Bruce K. Lee was named Chief Executive Officer of Heartland in 2018. Mr. Lee joined Heartland in 2015 as President and was elected a Director of Heartland in 2017. Mr. Lee currently serves as a Director on the following Heartland subsidiary boards: Heartland Financial USA, Inc. Insurance Services since 2015, Citywide Banks since 2017, First Bank & Trust since 2018 and Bank of Blue Valley since 2019. Prior to joining Heartland, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio. Mr. Lee was a Director of Rocky Mountain Bank from 2015 to 2018.

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

Janet M. Quick was named Executive Vice President, Deputy Chief Financial Officer and Principal Accounting Officer in 2016. Ms. Quick had served as Senior Vice President, Deputy Chief Financial Officer since 2013. Ms. Quick has been with Heartland since 1994, serving in various audit, finance and accounting positions. Prior to joining Heartland, Ms. Quick was with Hawkeye Bancorporation in the corporate finance area. She is an active holder of the certified public accountant certification.

Deborah K. Deters joined Heartland in 2017 as Executive Vice President, Chief Human Resource Officer where she oversees Organizational Development, Talent Management, Total Rewards, Payroll, and Employee Relations. Prior to Heartland Ms. Deters served as the Senior Vice President and Chief Human Resources Officer at HUB International, LTD., a North American insurance brokerage based in Chicago, Illinois. While at HUB she was named the organization's first Chief Human Resources Officer and transformed its Human Resources function while supporting the company’s growth from 4,000 to over 10,000 employees. Prior to HUB, Ms. Deters held several positions over 17 years with Bally Entertainment, finishing as Senior Vice President, Chief Human Resource Officer of Bally Total Fitness.

Lynn H. Fuller joined Heartland in 2013 as Executive Vice President, Corporate Director of Retail. In 2016, Mr. Fuller assumed the position of Market President of Dubuque Bank and Trust Company, and in 2017, Mr. Fuller was named President and Chief Executive Officer of Dubuque Bank and Trust Company. He serves on the board of Dubuque Bank and Trust Company. Prior to joining Heartland, from 2010 to 2013, Mr. Fuller was a Case Team Leader at Bain & Company in Chicago, Illinois, where he led his team in providing expert advice on client issues and industry topics and recommended solutions.

Nathan R. Jones joined Heartland in July 2020 as Executive Vice President, Chief Credit Officer. Prior to joining Heartland, Mr. Jones was the Chief Credit Officer for Fulton Financial Corporation, a regional financial holding company based in Lancaster, Pennsylvania from 2018 until joining Heartland. Mr. Jones previously served as the Executive Vice President Credit Administration and Analytics for First Horizon National Corporation, a regional financial holding company based in Memphis, Tennessee from 2011 to 2018. Mr. Jones has managed large scale credit and banking operations while developing and delivering new business processes and capabilities within global and regional financial institutions. He has previously worked for Bank of America and BMO Harris primarily in the risk management areas.

Jay L. Kim joined Heartland in January 2020 as Executive Vice President, General Counsel and was named as Corporate Secretary in October 2020. Mr. Kim was most recently a partner with Dorsey & Whitney LLP, based in Minneapolis, Minnesota, in their Banking and Financial Services Industry group and focused on advising banks, trust companies, wealth management firms, commercial and residential mortgage brokers and retirement plan administrators on mergers and acquisitions and regulatory and operational matters. Mr. Kim rejoined Dorsey & Whitney LLP in 2017 after serving as Executive Vice President, General Counsel and Director of Corporate Development for Alerus Financial Corporation headquartered in Grand Forks, North Dakota from 2012 to 2017. His responsibilities at Alerus included oversight of the risk management, audit and compliance functions as well as acquisitions and investor relations. Prior to joining Alerus in 2012, he was a partner at Dorsey & Whitney LLP and another Minneapolis law firm, and he also served as Senior Vice President and General Counsel with Marquette Financial Companies.

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

Daniel C. Stevens joined Heartland in 2019 as Executive Vice President, Operations. He most recently served as the Chief Operating Officer for Rabobank, NA based in Roseville, California from 2014 through 2019 and its Chief Financial Officer from 2008 through 2014. Mr. Stevens has over 35 years of financial services experience, which includes serving as a Chief Financial Officer, Chief Accounting Officer, and Chief Operating Officer. Mr. Stevens started his professional career at Arthur Andersen & Co. in Chicago, Illinois. He is an inactive holder of the certified public accountant certification.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Heartland's common stock was held by approximately 2,900 stockholders of record as of February 16, 2021, and approximately 16,160 additional stockholders held shares in street name. The common stock of Heartland has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

On March 17, 2020, Heartland's board of directors authorized management to acquire and hold up to 5% of capital or $98.4 million as of December 31, 2020, as treasury shares at any one time. Heartland and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2020.

The following table and graph show a five-year comparison of cumulative total returns for Heartland, the Nasdaq Composite Index, the SNL U.S. Bank Nasdaq Index and the SNL Bank and Thrift Index, in each case assuming investment of $100 on December 31, 2015, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Heartland Financial USA, Inc.	$100.00	$155.16	$175.28	$145.16	$166.74	$138.45
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL U.S. Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2015

* Total return assumes reinvestment of dividends

Total Return Performance
Index Value
300
250
200
150
100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Heartland Financial USA, Inc.
Nasdaq Composite Index
SNL U.S. Bank Nasdaq Index
SNL Bank and Thrift Index

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical financial data for Heartland for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected historical consolidated financial information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Heartland’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
STATEMENT OF INCOME DATA
Interest income	$536,612	$514,329	$465,820	$363,658	$326,479
Interest expense	44,883	80,600	51,866	33,350	31,813
Net interest income	491,729	433,729	413,954	330,308	294,666
Provision for credit losses	67,066	16,657	24,013	15,563	11,694
Net interest income after provision for credit losses	424,663	417,072	389,941	314,745	282,972
Noninterest income	120,291	116,208	109,160	102,022	113,601
Noninterest expenses	370,963	349,161	353,888	297,675	279,668
Income taxes	36,053	34,990	28,215	43,820	36,556
Net income	137,938	149,129	116,998	75,272	80,349
Preferred dividends and discount	(4,451)	—	(39)	(58)	(292)
Interest expense on convertible preferred debt	—	—	—	12	51
Net income available to common stockholders	$133,487	$149,129	$116,959	$75,226	$80,108

PER COMMON SHARE DATA
Net income – diluted	$3.57	$4.14	$3.52	$2.65	$3.22
Cash dividends	$0.80	$0.68	$0.59	$0.51	$0.50
Dividend payout ratio	22.41%	16.43%	16.76%	19.25%	15.53%
Book value per common share (GAAP)	$46.77	$43.00	$38.44	$33.07	$28.31
Tangible book value per common share (non-GAAP)(1)	$32.07	$29.51	$25.70	$23.99	$22.55
Weighted average shares outstanding-diluted	37,356,524	36,061,908	33,213,148	28,425,652	24,873,430
Tangible common equity ratio (non-GAAP)(1)	7.81%	8.52%	8.08%	7.53%	7.28%

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,968,526	$1,578,137	$1,325,175	$990,519	$739,559
Less goodwill	576,005	446,345	391,668	236,615	127,699
Less core deposit intangibles and customer relationship intangibles, net	42,383	48,688	47,479	35,203	22,775
Tangible common equity (non-GAAP)	$1,350,138	$1,083,104	$886,028	$718,701	$589,085

Common shares outstanding, net of treasury stock	42,093,862	36,704,278	34,477,499	29,953,356	26,119,929
Common equity (book value) per share (GAAP)	$46.77	$43.00	$38.44	$33.07	$28.31
Tangible book value per common share (non-GAAP)	$32.07	$29.51	$25.70	$23.99	$22.55

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Total assets (GAAP)	$17,908,339	$13,209,597	$11,408,006	$9,810,739	$8,247,079
Less goodwill	576,005	446,345	391,668	236,615	127,699
Less core deposit intangibles and customer relationship intangibles, net	42,383	48,688	47,479	35,203	22,775
Total tangible assets (non-GAAP)	$17,289,951	$12,714,564	$10,968,859	$9,538,921	$8,096,605
Tangible common equity ratio (non-GAAP)	7.81%	8.52%	8.08%	7.53%	7.28%

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these tables for reconciliations to the most directly comparable GAAP measures.

SELECTED FINANCIAL DATA (Continued) (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA
Investments	$6,292,067	$3,435,441	$2,715,388	$2,492,866	$2,131,086
Loans held for sale	57,949	26,748	119,801	44,560	61,261
Total net loans receivable held to maturity	10,023,051	8,367,917	7,407,697	6,391,464	5,351,719
Allowance for credit losses-loans	131,606	70,395	61,963	55,686	54,324
Total assets	17,908,339	13,209,597	11,408,006	9,810,739	8,247,079
Total deposits(1)	14,979,905	11,044,331	9,396,429	8,146,909	6,847,411
Long-term obligations	457,042	275,773	274,905	285,011	288,534
Preferred equity	110,705	—	—	938	1,357
Common stockholders’ equity	1,968,526	1,578,137	1,325,175	990,519	739,559

EARNINGS PERFORMANCE DATA
Annualized return on average assets	0.90%	1.24%	1.09%	0.83%	0.98%
Annualized adjusted return on average assets (non-GAAP)(2)	0.93	1.28	1.14	0.88	1.00
Annualized return on average common equity	8.06	10.12	9.93	8.63	11.80
Annualized return on average tangible common equity (non-GAAP)(2)	12.28	15.73	15.72	12.05	15.84
Annualized adjusted return on average tangible common equity (non-GAAP)(2)	12.65	16.25	16.48	12.64	16.16
Annualized net interest margin	3.65	4.00	4.26	4.04	3.95
Annualized net interest margin, fully tax-equivalent (non-GAAP)(2)	3.69	4.04	4.32	4.22	4.13
Efficiency ratio, fully tax-equivalent (non-GAAP)(2)	56.65	62.50	62.59	64.05	65.61
Earnings to fixed charges excluding interest on deposits	8.24x	9.84x	8.59x	7.69x	7.27x
Earnings to fixed charges including interest on deposits	3.80	2.85	3.65	4.30	4.38

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.53%	0.66%	0.69%	0.76%	0.91%
Nonperforming loans to total loans	0.88	0.96	0.98	0.99	1.20
Net loan charge-offs to average loans	0.32	0.11	0.25	0.24	0.11
Allowance for credit losses to total loans	1.31	0.84	0.84	0.87	1.02
Allowance for credit losses to nonperforming loans	149.37	87.28	85.27	87.82	84.37

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	11.59%	12.26%	10.94%	9.69%	8.53%
Average common equity to average assets	11.21	12.26	10.93	9.68	8.31
Total capital to risk-adjusted assets	14.71	13.75	13.72	13.45	14.01
Tier 1 capital	11.85	12.31	12.16	11.70	11.93
Common Equity Tier 1	10.92	10.88	10.66	10.07	10.09
Tier 1 leverage	9.02	10.10	9.73	9.20	9.28

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$133,487	$149,129	$116,959	$75,226	$80,108
Plus core deposit and customer intangibles amortization, net of tax(3)	8,429	9,458	7,391	3,950	3,660
Adjusted net income available to common stockholders (non-GAAP)	$141,916	$158,587	$124,350	$79,176	$83,768

Average common stockholders' equity (GAAP)	$1,656,708	$1,473,396	$1,177,346	$871,683	$678,989
Less average goodwill	456,854	415,841	340,352	184,554	125,724
Less average other intangibles, net	44,298	49,377	46,206	30,109	24,553
Average tangible common equity (non-GAAP)	$1,155,556	$1,008,178	$790,788	$657,020	$528,712
Annualized return on average common equity (GAAP)	8.06%	10.12%	9.93%	8.63%	11.80%
Annualized return on average tangible common equity (non-GAAP)	12.28%	15.73%	15.72%	12.05%	15.84%

(1) Includes deposits held for sale
(2) Refer to the "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the most directly comparable GAAP measures.
(3) Computed on a tax equivalent basis using an effective tax rate of 21% beginning January 1, 2018 and 35% for all prior periods.

SELECTED FINANCIAL DATA (Continued) (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2020	2019	2018	2017	2016
Reconciliation of Annualized Adjusted Return on Average Assets (non-GAAP)
Net income available to common stockholders (GAAP)	$133,487	$149,129	$116,959	$75,226	$80,108
Acquisition, integration and restructuring costs(1)	4,251	5,198	5,976	3,884	1,671
Adjusted net income (non-GAAP)	$137,738	$154,327	$122,935	$79,110	$81,779
Average assets (GAAP)	$14,782,605	$12,021,917	$10,772,297	$9,009,625	$8,172,576
Adjusted return on average assets (non-GAAP)	0.93%	1.28%	1.14%	0.88%	1.00%

Reconciliation of Annualized Adjusted Return on Average Tangible Common Equity (non-GAAP)
Adjusted net income (non-GAAP)	$137,738	$154,327	$122,935	$79,110	$81,779
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	8,429	9,458	7,391	3,950	3,660
Adjusted net income excluding intangible amortization (non-GAAP)	$146,167	$163,785	$130,326	$83,060	$85,439
Average tangible common equity (GAAP)	$1,155,556	$1,008,178	$790,788	$657,020	$528,712
Annualized adjusted return on average tangible common equity (non-GAAP)	12.65%	16.25%	16.48%	12.64%	16.16%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$491,729	$433,729	$413,954	$330,308	$294,666
Plus tax-equivalent adjustment(1)	5,466	4,929	6,228	15,139	12,919
Net interest income, fully tax-equivalent (non-GAAP)	$497,195	$438,658	$420,182	$345,447	$307,585
Average earning assets	$13,481,613	$10,845,940	$9,718,106	$8,181,914	$7,455,217
Net interest margin (GAAP)	3.65%	4.00%	4.26%	4.04%	3.95%
Net interest margin, fully tax-equivalent (non-GAAP)	3.69%	4.04%	4.32%	4.22%	4.13%

Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$491,729	$433,729	$413,954	$330,308	$294,666
Plus tax-equivalent adjustment(1)	5,466	4,929	6,228	15,139	12,919
Net interest income, fully tax-equivalent	497,195	438,658	420,182	345,447	307,585
Noninterest income	120,291	116,208	109,160	102,022	113,601
Securities gains, net	(7,793)	(7,659)	(1,085)	(6,973)	(11,340)
Unrealized gain on equity securities, net	(640)	(525)	(212)	—	—
Gain on extinguishment of debt	—	(375)	—	(1,280)	—
Valuation adjustment on servicing rights	1,778	911	46	(21)	33
Adjusted revenue (non-GAAP)	$610,831	$547,218	$528,091	$439,195	$409,879

Total noninterest expenses (GAAP)	$370,963	$349,161	$353,888	$297,675	$279,668
Less:
Core deposit intangibles and customer relationship intangibles amortization	10,670	11,972	9,355	6,077	5,630
Partnership investment in tax credit projects	3,801	8,030	4,233	1,860	1,051
(Gain)/loss on sales/valuations of assets, net	5,101	(19,422)	2,208	2,475	1,478
Acquisition, integration and restructuring expenses	5,381	6,580	7,564	5,975	2,571
Adjusted noninterest expenses (non-GAAP)	$346,010	$342,001	$330,528	$281,288	$268,938
Efficiency ratio, fully tax-equivalent (non-GAAP)	56.65%	62.50%	62.59%	64.05%	65.61%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$398	$816	$1,331	$147	$125
Occupancy	—	1,215	—	285	6
Furniture and equipment	958	87	602	369	218
Professional fees	3,399	2,365	2,096	3,380	921
Advertising	143	203	49	143	166
(Gain)/loss on sales/valuations of assets, net	—	1,003	2,352	902	—
Other noninterest expenses	483	891	1,134	749	1,135
Total acquisition, integration and restructuring costs	$5,381	$6,580	$7,564	$5,975	$2,571

(1) Computed on a tax-equivalent basis using an effective tax rate of 21% beginning January 1, 2018 and 35% for all prior periods.

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
•Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Annual Report on Form 10-K.
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
•Annualized adjusted return on average tangible common equity excludes tax-effected acquisition, integration and restructuring costs. Management believes the presentation of this non-GAAP measure is useful to compare return on average tangible common equity excluding the variability of acquisition, integration and restructuring costs.
•Annualized adjusted return on average assets is net income available to common stockholders plus acquisition, integration and restructuring costs, net of tax, divided by average assets. Management believes this measure is useful to compare the return on average assets excluding the variability of acquisition, integration and restructuring costs.
•Organic deposit growth is exclusive of deposits obtained through acquisitions and the reclassification of deposits that are held for sale. Management believes that this measure provides a more complete understanding of underlying trends in deposit growth notwithstanding dispositions and acquisitions.
•Organic loan growth is exclusive of loans obtained through acquisitions, PPP loans and the reclassification of loans that are held for sale. Management believes that this measure provides a more complete understanding of underlying trends in loan growth notwithstanding dispositions and acquisitions.

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

For a discussion of 2018 results of operations, including a discussion of the financial results for the fiscal year ended December 31, 2019, compared to the fiscal year ended December 31, 2018, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 26, 2020.

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

The estimates and judgments that management believes have the most effect on Heartland’s reported financial position and results of operations are as follows:

Allowance For Credit Losses

The process utilized by Heartland to estimate the allowance for credit losses is considered a critical accounting policy for Heartland. The allowance for credit losses represents management’s estimate of identified and unidentified current expected credit losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on Heartland’s earnings.

For certain commercial and agricultural loans and any related unfunded loan commitments, the expected credit losses are calculated on a pool basis through a transition matrix model derived life of loan probability of default and loss given default methodology. The probability of default and loss given default methodology have been developed using Heartland’s historical loss experience over the look back period, currently over the most recent 12 years. For smaller commercial and agricultural loans, residential real estate loans and consumer loans and any related unfunded loan commitments, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using Heartland historical loss experience over the look back-period. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. All individually assessed loan calculations are completed at least semi-annually.

Heartland's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect, up or down, on the level of recognized loan losses, that, for whatever reason, may not be represented in the quantitative analysis performed in determining its base loan loss rates.

Additionally, our allowance calculation utilizes an overlay approach for its economic forecasting component, similar to the method utilized for the qualitative factors. The length of the reasonable and supportable forecast period is a judgmental determination based on the level to which Heartland can reasonably support its forecast of economic conditions that drive its estimate of expected loss.

The appropriateness of the allowance for credit losses is monitored on an ongoing basis by the credit administration group, loan review staff, executive and senior management and the boards of directors of Heartland and each Bank. There can be no assurances that the allowance for credit losses will be adequate to cover all current expected credit losses, but management believes that the allowance for credit losses was appropriate at December 31, 2020. While management uses available information to provide for credit losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions. Should the economic climate deteriorate, borrowers may experience financial difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for credit losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses carried by the Banks. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

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

OVERVIEW

Heartland is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to individuals and businesses. As of the date of this Annual Report on Form 10-K, Heartland has eleven banking subsidiaries with 133 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability and diversify our market area and asset base by expanding through acquisitions and to grow organically by increasing our customer base in the markets we serve.

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

2020 Overview

Net income available to common stockholders was $133.5 million, or $3.57 per diluted common share, for the year ended December 31, 2020, compared to $149.1 million, or $4.14 per diluted common share, earned during the prior year. Return on average common equity was 8.06% and return on average assets was 0.90% for 2020, compared to 10.12% and 1.24%, respectively, for 2019.

Total assets of Heartland were $17.91 billion at December 31, 2020, an increase of $4.70 billion or 36% from $13.21 billion at year-end 2019. Included in this increase, at fair value, were $1.97 billion of assets acquired in the AimBank transaction and $419.7 million of assets acquired in the Johnson Bank branch transaction. Exclusive of these transactions, total assets increased $2.31 billion or 17% since December 31, 2019. Securities represented 35% of Heartland's total assets at December 31, 2020, compared to 26% at year-end 2019.

Total loans held to maturity were $10.02 billion at December 31, 2020, compared to $8.37 billion at year-end 2019, an increase of $1.66 billion or 20%. This change includes $1.24 billion of total loans held to maturity acquired at fair value in the AimBank and Johnson Bank branch transactions, which included $53.1 million of PPP loans. Excluding the loans acquired in the AimBank and Johnson Bank branch transactions and legacy PPP loans of $904.7 million, total loans held to maturity organically decreased $487.3 million or 6% since December 31, 2019.

Total deposits were $14.98 billion as of December 31, 2020, compared to $11.04 billion at year-end 2019, an increase of $3.94 billion or 36%. This increase includes $2.09 billion of deposits acquired at fair value in the AimBank and Johnson Bank branch transactions. Exclusive of the deposits acquired at fair value in the AimBank and Johnson Bank branch transactions, total deposits organically grew $1.85 billion or 17% since December 31, 2019.

Common stockholders' equity was $1.97 billion at December 31, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $46.77 at December 31, 2020, compared to $43.00 at year-end 2019. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized gain of $76.8 million at December 31, 2020, compared to an unrealized gain of $969,000 at December 31, 2019.

2020 Developments

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

The allowance calculation under CECL is an expected loss model, which encompasses expected losses over the life of the loan and held to maturity securities portfolios, including expected losses due to changes in economic conditions and forecasts, such as those caused by the COVID-19 pandemic. For more information, see Note 1, "Basis of Presentation" and Note 6, "Allowance for Credit Losses" to the consolidated financial statements contained herein.

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

In the first quarter of 2020, Heartland implemented and continues to operate under its pandemic management plan to assure workplace and employee safety and business resiliency. Relief and support provided to employees, customers and communities facing challenges from the impacts of COVID-19 included the following measures:
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

•Heartland implemented a 20% wage premium for certain customer-facing employees through August 2020, and pandemic pay for employees unable to work due to exposure or contraction of the virus;
•Heartland participates in the Paycheck Protection Program ("PPP"), originally created by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and later expanded with the adoption of the Paycheck Protection Program Flexibility Act (the "PPFA") and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the "Economic Aid Act"). PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. Heartland originated $1.2 billion of PPP loans during 2020 and continues to originate PPP loans under the first and second draw programs that were established under the Economic Aid Act.
•Heartland has participated in the CARES Act SBA loan payment and deferral program for existing SBA loans; and
•Heartland has contributed $1.5 million to support communities served by Heartland and its subsidiary banks, including donations of $264,000 to local schools.

While the measures described above remain in effect, Heartland's pandemic management plan continues to evolve in response to the recent developments relating to the COVID-19 pandemic.

The ultimate impact of the COVID-19 pandemic on Heartland's financial condition and results of operations will depend on the severity and duration of the pandemic, related restrictions on business and consumer activity, efficacy and distribution of vaccines and the availability of government programs to alleviate the economic stress of the pandemic. See Heartland's "Safe Harbor Statement" in Part I of this Annual Report on Form 10-K.

Issued $115.0 Million of Preferred Equity
On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." The net proceeds of $110.7 million are being used for general corporate purposes, which may include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

Branch Optimization
In the second half of 2020, Heartland's member banks approved plans to consolidate eight branch locations, which included two branches in the Midwest region, five branches in the Western region and one in the Southwestern region, and resulted in $1.2 million and $2.3 million of fixed asset write-downs in the third and fourth quarters of 2020, respectively. The branch consolidations are expected to be completed in early 2021. Heartland continues to review its branch network for optimization and consolidation opportunities, which may result in additional write-downs of fixed assets in future periods.

Johnson Bank Arizona Operations Purchase and Assumption
On December 4, 2020, Arizona Bank & Trust ("AB&T"), Heartland's wholly-owned subsidiary headquartered in Phoenix, Arizona, acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Johnson Bank’s Arizona operations, which included four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. As of the closing date, AB&T acquired, at fair value, total assets of $419.7 million, which included gross loans of $150.7 million, and deposits of $415.5 million. The systems conversion occurred simultaneously with the closing of the transaction.

AimBank Acquisition
On December 4, 2020, Heartland completed the acquisition of AimBank, headquartered in Levelland, Texas. Based on Heartland's closing common stock price of $41.89 on December 4, 2020, the aggregate consideration paid to AimBank common shareholders was $264.5 million, which was paid by delivery of common stock of $217.2 million and cash of $47.3 million, subject to certain hold-back provisions of the merger agreement relating to the cash consideration. AimBank was merged with and into Heartland's wholly-owned Texas subsidiary, First Bank and Trust, and the combined entity operates as First Bank and Trust. As of the closing date, AimBank had, at fair value, total assets of $1.97 billion, which included gross loans of $1.09 billion, and deposits of $1.67 billion. The systems conversion for this transaction occurred in February 2021.

2019 Developments

Net income available to common stockholders was $149.1 million, or $4.14 per diluted common share, for the year ended December 31, 2019, compared to $117.0 million, or $3.52 per diluted common share, earned during 2018. Return on average common equity was 10.12% and return on average assets was 1.24% for 2019, compared to 9.93% and 1.09%, respectively, for 2018.

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

Total loans held to maturity were $8.37 billion at December 31, 2019, compared to $7.41 billion at year-end 2018, an increase of $960.2 million or 13%. This change includes $896.0 million of total loans held to maturity acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions. During the first quarter of 2019, Heartland classified $32.1 million of loans as held for sale in conjunction with branch sales. Excluding the reclassification of loans to held for sale and the Blue Valley Ban Corp. and Rockford Bank and Trust transactions, total loans held to maturity organically grew $96.3 million or 1% since December 31, 2018.

Total deposits were $11.04 billion as of December 31, 2019, compared to $9.40 billion at year-end 2018, an increase of $1.65 billion or 18%. This increase includes $1.05 billion of deposits acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions. During the first quarter of 2019, Heartland classified $77.0 million of deposits as held for sale in conjunction with branch sales. Exclusive of the reclassification of deposits to held for sale and the deposits acquired at fair value in the Blue Valley Ban Corp. and Rockford Bank and Trust transactions, total deposits organically grew $677.5 million or 7% since December 31, 2018.

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

Through the end of 2019, approximately $14 million of the net gains from the divestitures were invested in talent, process improvement, and technology upgrades that management believes are necessary to support future organic and acquired growth, improve efficiency and ultimately provide a superior customer experience and enhance profitability. Three of the most significant investments in technology and process improvement were:
•a project called Operation Customer Compass, which was focused gaining efficiencies through streamlined and automated processes.
•an upgrade to the existing customer relationship management system to the Salesforce Platform, which is an industry leader for relationship management, and,
•the implementation of nCino, a premier commercial loan origination system.

The integration between nCino and Salesforce improved back office functions and shortened the sales cycle, and these two projects were completed in 2020.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
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

Our success in maintaining competitive net interest margin despite the low-interest rate environment has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the years ended December 31, 2020, 2019 and 2018, our net interest margin included 12 basis points, 18 basis points and 22 basis points, respectively, of purchase accounting discount amortization.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income and net interest margin on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Net interest margin, expressed as a percentage of average earning assets, was 3.65% (3.69% on a fully tax-equivalent basis) during 2020, compared to 4.00% (4.04% on a fully tax-equivalent basis) during 2019 and 4.26% (4.32% on a fully tax-equivalent basis) during 2018.

Total interest income and average earning asset changes for 2020 compared to 2019 were:
•Total interest income increased $22.3 million or 4% to $536.6 million from $514.3 million due to an increase in average earning assets, which was partially offset by a decrease in the average rate on earning assets.
•Total interest income on a tax-equivalent basis (non-GAAP) was $542.1 million compared to $519.3 million, which was an increase of $22.8 million or 4%.
•Average earning assets increased $2.64 billion or 24% to $13.48 billion from $10.85 billion, which was primarily attributable to recent acquisitions, increases in securities and loan growth, including PPP loans.
•The average rate on earning assets decreased 77 basis points to 4.02% compared to 4.79%, which was primarily due to recent decreases in market interest rates and the lower yield on PPP loans, which was 3.25%.

Total interest expense and average interest bearing liability changes for 2020 compared to 2019 were:
•Total interest expense decreased $35.7 million or 44% to $44.9 million compared to $80.6 million.
•The average rate paid on Heartland's interest bearing liabilities decreased to 0.54% compared to 1.14%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.16 billion or 17% to $7.81 billion from $6.65 billion, which was primarily attributable to recent acquisitions and deposit growth, including deposits from government stimulus payments and other COVID-19 relief programs.
•The average rate paid on Heartland's interest bearing deposits decreased 57 basis points to 0.39% compared to 0.96%, which was primarily attributable to recent decreases in market interest rates.
•Average borrowings increased $135.9 million or 34% to $538.2 million from $402.3 million. The average interest rate paid on Heartland's borrowings was 2.71% compared to 4.19%.

Net interest income changes for 2020 compared to 2019 were:
•Net interest income totaled $491.7 million compared to $433.7 million, which was an increase of $58.0 million or 13%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $497.2 million compared to $438.7 million, which was an increase of $58.5 million or 13%.

Total interest income and average earning asset changes for 2019 compared to 2018 were:
•Total interest income increased $48.5 million or 10% to $514.3 million from $465.8 million.
•Total interest income on a tax-equivalent basis was $519.3 million, an increase of $47.2 million or 10% from $472.0 million.
•Average earning assets increased $1.13 billion or 12% to $10.85 billion compared to $9.72 billion, which was primarily attributable to acquisitions completed during 2019 and 2018.
•The average rate earned on average earning assets was 4.79% during 2019 compared to 4.86% during 2018, which was a decrease of seven basis points.

Total interest expense and average interest bearing liability changes for 2019 compared to 2018 were:
•Total interest expense increased $28.7 million or 55% during 2019 to $80.6 million from $51.9 million during 2018.
•The average interest rate paid on Heartland's interest bearing liabilities was 1.14% in 2019 compared to 0.83% in 2018.
•Average interest bearing deposits increased $807.5 million or 14% to $6.65 billion from $5.84 billion.
•The average rate paid on Heartland's interest bearing deposits increased to 0.96% from 0.61%, which was primarily attributable to the full year impact of the 2018 Federal Funds rate increases partially offset by the impact of the three Federal Funds rate cuts in the second half of 2019.

Net interest income changes for 2019 compared to 2018 were:
•Net interest income totaled $433.7 million compared to $414.0 million, which was an increase of $19.8 million or 5%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $438.7 million compared to $420.2 million, which was an increase of $18.5 million or 4%.

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

	For the Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$3,901,202	$98,263	2.52%	$2,522,365	$73,147	2.90%	$1,999,321	$54,131	2.71%
Nontaxable(1)	424,199	15,802	3.73	313,197	12,491	3.99	439,894	17,873	4.06
Total securities	4,325,401	114,065	2.64	2,835,562	85,638	2.95	2,439,215	72,004	2.95
Interest bearing deposits with other banks and other short-term investments	225,024	924	0.41	313,373	6,695	2.14	197,562	3,698	1.87
Federal funds sold	107	—	—	138	4	2.90	430	—	—
Loans:(2)(3)
Commercial and industrial(1)	2,437,183	118,513	4.86	2,445,552	127,796	5.23	2,169,841	123,634	5.70
PPP loans	779,183	25,285	3.25	—	—	—	—	—	—
Owner occupied commercial real estate	1,480,109	72,215	4.88	1,337,910	74,853	5.59	1,222,651	61,289	5.01
Non-owner occupied commercial real estate	1,589,932	78,178	4.92	1,173,233	73,067	6.23	1,097,350	62,311	5.68
Real estate construction	1,007,086	46,785	4.65	947,933	52,668	5.56	731,870	38,271	5.23
Agricultural and agricultural real estate	538,646	25,713	4.77	563,944	29,625	5.25	563,277	28,427	5.05
Residential real estate	793,821	38,210	4.81	862,663	42,876	4.97	888,760	44,351	4.99
Consumer	410,013	22,190	5.41	429,856	26,036	6.06	466,490	38,063	8.16
Less: allowance for credit losses	(104,892)	—	—	(64,224)	—	—	(59,340)	—	—
Net loans	8,931,081	427,089	4.78	7,696,867	426,921	5.55	7,080,899	396,346	5.60
Total earning assets	13,481,613	542,078	4.02%	10,845,940	519,258	4.79%	9,718,106	472,048	4.86%
Nonearning Assets	1,300,992			1,175,977			1,054,191
Total Assets	$14,782,605			$12,021,917			$10,772,297
Interest Bearing Liabilities(4)
Savings	$6,718,413	$16,560	0.25%	$5,530,503	$47,069	0.85%	$4,779,977	$25,123	0.53%
Time deposits	1,088,185	13,727	1.26	1,115,785	16,665	1.49	1,058,769	10,544	1.00
Short-term borrowings	155,467	610	0.39	126,337	1,748	1.38	142,295	1,696	1.19
Other borrowings	382,733	13,986	3.65	275,982	15,118	5.48	272,545	14,503	5.32
Total interest bearing liabilities	8,344,798	44,883	0.54%	7,048,607	80,600	1.14%	6,253,586	51,866	0.83%
Noninterest Bearing Liabilities(4)
Noninterest bearing deposits	4,554,479			3,384,341			3,265,532
Accrued interest and other liabilities	169,450			115,573			75,224
Total noninterest bearing liabilities	4,723,929			3,499,914			3,340,756
Stockholders' Equity	1,713,878			1,473,396			1,177,955
Total Liabilities and Equity	$14,782,605			$12,021,917			$10,772,297
Net interest income, fully tax-equivalent (non-GAAP)(1)		$497,195			$438,658			$420,182
Net interest spread(1)			3.48%			3.65%			4.03%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			3.69%			4.04%			4.32%

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

	For the Years Ended December 31,
	2020 Compared to 2019 Change Due to			2019 Compared to 2018 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets/Interest Income
Investment securities:
Taxable	$35,749	$(10,633)	$25,116	$14,953	$4,063	$19,016
Nontaxable(1)	4,181	(870)	3,311	(5,059)	(323)	(5,382)
Interest bearing deposits	(1,493)	(4,278)	(5,771)	2,415	582	2,997
Federal funds sold	(1)	(3)	(4)	—	4	4
Loans(1)(2)	63,383	(63,215)	168	34,195	(3,620)	30,575
Total earning assets	101,819	(78,999)	22,820	46,504	706	47,210
Liabilities/Interest Expense
Interest bearing deposits(3):
Savings	8,443	(38,952)	(30,509)	4,439	17,507	21,946
Time deposits	(403)	(2,535)	(2,938)	595	5,526	6,121
Short-term borrowings	333	(1,471)	(1,138)	(203)	255	52
Other borrowings	4,801	(5,933)	(1,132)	185	430	615
Total interest bearing liabilities	13,174	(48,891)	(35,717)	5,016	23,718	28,734
Net interest income	$88,645	$(30,108)	$58,537	$41,488	$(23,012)	$18,476

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.
(3) Includes deposits held for sale.

PROVISION FOR CREDIT LOSSES

A provision for credit losses is charged to expense to provide, in Heartland management’s opinion, an appropriate allowance for credit losses. The following table shows the components of Heartland's provision for credit losses for the years ended December 31, 2020, 2019 and 2018, in thousands:

	For the Years Ended December 31,
	2020	2019	2018
Provision for credit losses-loans	$65,745	$16,657	$24,013
Provision for credit losses-unfunded commitments(1)	1,428	—	—
Provision for credit losses-held to maturity securities(2)	(107)	—	—
Total provision expense	$67,066	$16,657	$24,013

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was immaterial and therefore, prior periods are not presented.
(2) Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

The provision for credit losses was $67.1 million during 2020 compared to $16.7 million during 2019 and $24.0 million during 2018. Loans covered by the allowance totaled $10.02 billion as of December 31, 2020, compared to $6.57 billion as of December 31, 2019, and $5.73 billion as of December 31, 2018.

Provision expense for credit losses for loans increased $49.1 million during 2020 to $65.7 million compared to $16.7 million for the year ended December 31, 2019. The increase in 2020 was primarily attributable to a deteriorated economic outlook due to the COVID-19 pandemic. The following items contributed to the remainder of the increase during 2020:
•Provision expense of $11.6 million was recorded for one owner-occupied commercial real estate fracking sand company that was individually assessed for allowance for credit losses.
•Provision expense of $5.9 million was recorded for one commercial and industrial loan that was fully charged off.
•Heartland recorded $9.6 million of provision expense for non-PCD loans acquired in the fourth quarter.

Provision expense decreased $7.4 million or 31% during 2019 primarily due to the reduction of net charge offs. Net charge-offs totaled $8.2 million in 2019 compared to $17.7 million in 2018, which was a reduction of $9.5 million or 54%. In 2018, two impaired commercial loans from acquired portfolios totaling $5.8 million required provision expense of $4.0 million. Additionally, provision expense was positively impacted by the sale of the Citizens' Finance loan portfolios in 2019. In 2019, a provision benefit of $631,000 was recorded at Citizens Finance Parent Co. compared to provision expense of $2.2 million in 2018.

At December 31, 2020, the allowance for credit losses for loans was 1.31% of total loans and 149.37% of nonperforming loans compared to 0.84% of loans and 87.28% of nonperforming loans at December 31, 2019, and 0.84% of loans and 85.27% of nonperforming loans at December 31, 2018.

Given the size of Heartland's loan portfolio, the level of organic loan growth, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, Heartland's provision for credit losses will vary from year to year. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion under the captions "Critical Accounting Policies," "Provision for Credit Losses" and "Allowance for Credit Losses" in Item 7 of this Annual Report on Form 10-K, and the information in Note 1, "Basis of Presentation," and Note 6, "Allowance for Credit Losses" to the consolidated financial statements contained herein.

Heartland believes the allowance for credit losses as of December 31, 2020, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if current economic conditions resulting from COVID-19 continue or further deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic, the provision for credit losses could remain elevated.

NONINTEREST INCOME

The table below summarizes Heartland's noninterest income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Service charges and fees	$47,467	$52,157	$48,706	(9)%	7%
Loan servicing income	2,977	4,843	7,292	(39)	(34)
Trust fees	20,862	19,399	18,393	8	5
Brokerage and insurance commissions	2,756	3,786	4,513	(27)	(16)
Securities gains, net	7,793	7,659	1,085	2	606
Unrealized gain on equity securities, net	640	525	212	22	148
Net gains on sale of loans held for sale	28,515	15,555	21,450	83	(27)
Valuation allowance on servicing rights	(1,778)	(911)	(46)	(95)	(1,880)
Income on bank owned life insurance	3,554	3,785	2,793	(6)	36
Other noninterest income	7,505	9,410	4,762	(20)	98
Total noninterest income	$120,291	$116,208	$109,160	4%	6%

Noninterest income was $120.3 million in 2020 compared to $116.2 million in 2019, an increase of $4.1 million or 4%. This increase is the result of higher net gains on sale of loans held for sale, which was partially offset by reduced service charges and fees, loan servicing income and other noninterest income. During 2019, noninterest income was $116.2 million compared to $109.2 million in 2018, an increase of $7.0 million or 6%. This increase is the result of higher service charges and fees, securities gains, net and other noninterest income, the effect of which was partially offset by reduced loan servicing income and net gains on sale of loans held for sale.

Service Charges and Fees

The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Service charges and fees on deposit accounts	$14,441	$12,790	$11,291	13%	13%
Overdraft fees	9,166	11,543	10,796	(21)	7
Customer service fees	177	331	330	(47)	—
Credit card fee income	16,026	15,594	11,893	3	31
Debit card income	7,657	11,899	14,396	(36)	(17)
Total service charges and fees	$47,467	$52,157	$48,706	(9)%	7%

Total service charges and fees were $47.5 million in 2020, which was a decrease of $4.7 million or 9% from $52.2 million in 2019. The reduction was primarily attributable to lower debit card income and overdraft fees, the effects of which were partially offset by increased service charges and fees on deposit accounts. Total service charges and fees in 2019 were $52.2 million, which was an increase of $3.5 million or 7% from $48.7 million in 2018.

Service charges and fees on deposit accounts totaled $14.4 million during 2020 compared to $12.8 million during 2019 and $11.3 million during 2018. The increases in service charges and fees on deposit accounts are primarily attributable to a larger customer base.

Overdraft fees totaled $9.2 million during 2020, $11.5 million during 2019 and $10.8 million during 2018. The decrease in overdraft fees for 2020 was primarily attributable to reduced customer activity due to the COVID-19 pandemic. The increase in overdraft fees for 2019 were primarily attributable to a larger customer base.

Credit card fee income totaled $16.0 million during 2020 compared to $15.6 million during 2019 and $11.9 million in 2018. These increases resulted primarily from efforts to increase the level of commercial credit card services provided at the Banks, including recently acquired Banks. Heartland has focused on expanding its card payment solution for businesses. As an example, Heartland introduced an expense management service that provides business customers the ability to more efficiently manage their card-based spending.

Interchange revenue from activity on bank debit cards, along with surcharges on ATM activity, resulted in debit card income of $7.7 million during 2020, $11.9 million during 2019 and $14.4 million during 2018. The decrease in 2020 was primarily attributable to reduced volume due to the COVID-19 pandemic and the impact of the Durbin Amendment, which restricts the interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Durbin Amendment, which was effective for Heartland on July 1, 2019, also negatively impacted the interchange revenue recorded during the second half of 2019, resulting in the decrease in debit card income in 2019 compared to 2018.

Loan Servicing Income

The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Commercial and agricultural loan servicing fees(1)	$3,287	$3,110	$3,229	6%	(4)%
Residential mortgage servicing fees(2)	1,726	4,901	9,931	(65)	(51)
Mortgage servicing rights amortization	(2,036)	(3,168)	(5,868)	(36)	(46)
Total loan servicing income	$2,977	$4,843	$7,292	(39)%	(34)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights.
(2) Heartland's mortgage servicing portfolio totaled $743.3 million, $616.7 million and $4.10 billion as of December 31, 2020, 2019 and 2018, respectively.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Loan servicing income totaled $3.0 million for 2020 compared to $4.8 million for 2019 and $7.3 million for 2018.

Loan servicing income related to the servicing of commercial and agricultural loans totaled $3.3 million during 2020 compared to $3.1 million during 2019 and $3.2 million during 2018.

Fees collected for the servicing of mortgage loans, primarily for GSEs, were $1.7 million during 2020 compared to $4.9 million during 2019 and $9.9 million during 2018. Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $2.0 million during 2020 compared to $3.2 million during 2019 and $5.9 million during 2018. The decreases in mortgage loan servicing income and the amortization of servicing rights in 2020 and 2019 were primarily due to the sale of Dubuque Bank and Trust Company's mortgage servicing portfolio on April 30, 2019.

The portfolio of mortgage loans serviced by Heartland, primarily for GSEs, totaled $743.3 million at December 31, 2020, compared to $616.7 million at December 31, 2019, and $4.10 billion at December 31, 2018. The decrease in the mortgage servicing portfolio in 2020 and 2019 was primarily attributable to the sale of the mortgage servicing portfolio of Dubuque Bank and Trust Company previously discussed. Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Net Gains on Sale of Loans Held for Sale
Net gains on sale of loans held for sale totaled $28.5 million during 2020 compared to $15.6 million during 2019 and $21.5 million during 2018. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. The increase during 2020 was primarily due to an increase in residential mortgage loan refinancing activity in response to recent declines in mortgage interest rates. Due to the closure of Heartland's legacy mortgage lending business in early 2019, net gains on sales of residential mortgage loans primarily reflected First Bank & Trust mortgage production in 2020 and 2019.

Other Noninterest Income
Other noninterest income was $7.5 million during 2020 compared to $9.4 million during 2019 and $4.8 million during 2018, which was a decrease of $1.9 million or 20% during 2020 and an increase of $4.6 million or 98% during 2019. Commercial swap fee income decreased $1.3 million or 55% to $1.1 million during 2020 compared to an increase of $1.4 million or 142% to $2.4 million for 2019. The increase in 2019 included $768,000 of swap fee income related to one large commercial loan at Dubuque Bank and Trust Company. Also included in other noninterest income for 2020 was $854,000 of death benefits on bank owned life insurance compared to $1.3 million in 2019. Additionally in 2019, Heartland recorded $266,000 of noninterest income for a recovery on an acquired loan that was charged off prior to acquisition and $375,000 of other noninterest income for the gain on extinguishment of debt. There were no similar items recorded in 2020.

NONINTEREST EXPENSES

The following table summarizes Heartland's noninterest expenses for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Salaries and employee benefits	$202,668	$200,341	$195,362	1%	3%
Occupancy	26,554	25,429	25,328	4	—
Furniture and equipment	12,514	12,013	11,927	4	1
Professional fees	54,068	47,697	41,414	13	15
Advertising	5,235	9,825	9,516	(47)	3
Core deposit intangibles and customer relationship intangibles amortization	10,670	11,972	9,355	(11)	28
Other real estate and loan collection expenses	1,340	1,035	3,038	29	(66)
(Gain)/loss on sales/valuations of assets, net	5,101	(19,422)	1,845	126	(1,153)
Acquisition, integration and restructuring costs	5,381	6,580	7,564	(18)	(13)
Partnership investment in tax credit projects	3,801	8,030	4,233	(53)	90
Other noninterest expenses	43,631	45,661	44,306	(4)	3
Total noninterest expenses	$370,963	$349,161	$353,888	6%	(1)%

Noninterest expenses totaled $371.0 million in 2020 compared to $349.2 million in 2019, a $21.8 million or 6% increase, with the most significant increases in professional fees and losses on sales/valuations of assets, net, which were partially offset by decreases in advertising, acquisition, integration and restructuring costs and partnership investment in tax credit projects. Noninterest expenses totaled $349.2 million in 2019 compared to $353.9 million in 2018, a $4.7 million or 1% decrease, with the most significant increases in professional fees and core deposit intangibles and customer relationship intangibles amortization, which were offset by net gains on sales/valuations of assets.

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $2.3 million or 1% to $202.7 million in 2020 and $5.0 million or 3% to $200.3 million in 2019. Full-time equivalent employees totaled 2,013 on December 31, 2020, compared to 1,908 on December 31, 2019, and 2,045 on December 31, 2018. The increase in full-time equivalent employees as of December 31, 2020 was primarily due to the acquisitions completed in the fourth quarter of 2020. The reduction in full-time equivalent employees in 2019 was primarily attributable to the closure of Heartland's legacy mortgage operations, the sale of the Citizen's Finance loan portfolios and the efficiency opportunities realized from Operation Customer Compass.

Professional Fees
Professional fees increased $6.4 million or 13% to $54.1 million during 2020 and $6.3 million or 15% to $47.7 million during 2019. Included in professional fees for 2020 was $5.7 million of FDIC insurance assessments compared to $860,000 in 2019. The increase for 2020 was due to the expiration of small bank credits, which were applied to FDIC assessments for the year ended December 31, 2019. Professional fees recorded in 2019 related to Heartland's strategic initiatives totaled $4.7 million. The remainder of the increases for 2019 were primarily attributable to the services provided to Heartland by third-party advisors, including services performed related to mergers and acquisitions, model validation expenses and advisory services associated with the increased level of regulation resulting from Heartland having assets over $10 billion.

Advertising
Advertising expense decreased $4.6 million or 47% to $5.2 million during 2020 and increased $309,000 or 3% to $9.8 million during 2019. The decrease for the year ended December 31, 2020 was primarily attributable to a reduction of in-person customer events and an overall managed reduction in marketing spend in response to operational environment changes caused by the COVID-19 pandemic.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization totaled $10.7 million during 2020 compared to $12.0 million during 2019 and $9.4 million in 2018, which was a decrease of $1.3 million or 11% and an increase of $2.6 million or 28%. Included in core deposit intangibles and customer relationship intangibles amortization in 2019 were write-offs totaling $682,000 related to the branch sales at Illinois Bank & Trust, Citywide Banks and Wisconsin Bank & Trust. No comparable transactions were recorded in 2020. The remainder of the changes for the years ended December 31, 2020 and 2019 were attributable to recent acquisitions.

Net Gains/Losses on Sales/Valuations of Assets
Net losses on sales/valuations of assets totaled $5.1 million during 2020 compared to gains of $19.4 million during 2019 and losses of $1.8 million during 2018. During the second half of 2020, Heartland recorded $3.5 million of fixed asset write-downs related to eight branch consolidations. In 2019, Heartland recorded $24.5 million of gains associated with the branch sales and the sale of the mortgage servicing rights portfolio previously discussed. Excluding these sales, net losses of $5.1 million were recorded in 2019, of which $4.6 million related to write-downs and disposals of fixed assets related to closed branch locations.

Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs totaled $5.4 million, $6.6 million and $7.6 million in 2020, 2019 and 2018, respectively. In 2020, the acquisition, integration and restructuring costs consisted primarily of professional fees and furniture and equipment expenses associated with the acquisitions completed in the fourth quarter. In 2019, the restructuring expenses consisted of severance and retention payments for legacy mortgage and Citizens' Finance Co. employees, software discontinuation fees and expected lease buyouts.

Partnership Investment in Tax Credit Projects
Partnership investment in tax credit projects totaled $3.8 million, $8.0 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The expense is dependent upon the number of tax credit projects placed in service during the year.

Excluding the items noted above, increases in all other noninterest expense categories for the years ended December 31, 2020, and 2019, were primarily attributable to recent acquisitions.

EFFICIENCY RATIO

One of Heartland's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing it to below 57%. The efficiency ratio, fully tax-equivalent (non-GAAP), improved during 2020 to 56.65% compared to 62.50% for 2019 and 62.59% for 2018. The process improvement and automation opportunities realized from Operation Customer Compass contributed to the lower efficiency ratio. Branch closures and consolidations also contributed to the improved efficiency ratio, and management continues to review branch locations for additional optimization opportunities. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction to optimize cost savings.

See "Selected Financial Data" in Item 6 of this Annual Report on Form 10-K for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

INCOME TAXES

Heartland's effective tax rate was 20.7% for 2020 compared to 19.0% for 2019 and 19.4% for 2018. The following items impacted Heartland's 2020, 2019 and 2018 tax calculations:
•Solar energy tax credits of $2.3 million, $4.0 million and $2.9 million.
•Federal low-income housing tax credits of $780,000, $1.1 million and $1.2 million.
•Historic rehabilitation tax credits of $1.1 million, $1.8 million and $0.
•New markets tax credits of $300,000, $0 and $0.
•Tax-exempt interest income as a percentage of pre-tax income of 11.8%, 10.1% and 16.1%.
•The tax-equivalent adjustment for this tax-exempt interest income was $5.5 million, $4.9 million and $6.2 million.
•Tax benefits of $617,000, $1.9 million and $0 related to the release of valuation allowances on deferred tax assets.

FINANCIAL CONDITION

Heartland's total assets were $17.91 billion at December 31, 2020, an increase of $4.70 billion or 36% since December 31, 2019. Included in this increase, at fair value, were $1.97 billion of assets acquired in the AimBank transaction and $419.7 million of assets acquired in the Johnson Bank branch transaction. Heartland's total assets were $13.21 billion at December 31, 2019, an increase of $1.80 billion or 16% compared to $11.41 billion at December 31, 2018. Included in this increase, at fair value, were $766.2 million of assets acquired in the Blue Valley Ban Corp. transaction and $495.7 million of assets acquired in the Rockford Bank and Trust Company transaction.

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

In conjunction with the adoption of ASU 2016-13, Heartland reclassified loan balances to more closely align with FDIC codes. All prior periods shown in this Annual Report on Form 10-K have been adjusted.

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

Heartland originated $1.20 billion of PPP loans during 2020, and Heartland acquired $53.1 million of PPP loans in the AimBank transaction. At December 31, 2020, Heartland had $957.8 million of PPP loans outstanding, which was net of $19.3 million of unamortized deferred fees. Under the CARES Act, PPP loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. During the fourth quarter of 2018, Heartland entered into arrangements with third parties to offer residential real estate loans to customers in many of its markets. In addition, the acquisition in 2018 of First Bank & Trust in Lubbock, Texas, included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in many of Heartland's markets. First Bank & Trust services the loans it sells into the secondary market.

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

At December 31, 2020, $234.4 million or 57% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $247.1 million or 56% at December 31, 2019. Under our policy guidelines for the underwriting of these lines of credit, the customer may generally receive advances of up to 80% of the value of the property.

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

Heartland’s major source of income is interest on loans. The table below presents the composition of Heartland’s loan portfolio at the end of the years indicated, in thousands:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial and industrial	$2,534,799	25.29%	$2,530,809	30.24%	$2,134,840	28.81%	$1,797,146	28.12%	$1,439,919	26.90%
Paycheck Protection Program ("PPP")	957,785	9.56	—	—	—	—	—	—	—	—
Owner occupied commercial real estate	1,776,406	17.72	1,472,704	17.60	1,273,762	17.20	1,042,882	16.32	861,206	16.09
Non-owner occupied commercial real estate	1,921,481	19.17	1,495,877	17.88	1,269,056	17.13	1,190,374	18.62	921,948	17.23
Real estate construction	863,220	8.61	1,027,081	12.27	843,463	11.39	641,471	10.04	517,918	9.68
Agricultural and agricultural real estate	714,526	7.13	565,837	6.76	580,810	7.84	511,869	8.01	490,589	9.17
Residential real estate	840,442	8.39	832,277	9.95	887,984	11.99	791,551	12.38	729,907	13.64
Consumer	414,392	4.13	443,332	5.30	417,782	5.64	416,171	6.51	390,232	7.29
Total loans receivable held to maturity	10,023,051	100.00%	8,367,917	100.00%	7,407,697	100.00%	6,391,464	100.00%	5,351,719	100.00%
Allowance for credit losses	(131,606)		(70,395)		(61,963)		(55,686)		(54,324)
Loans receivable, net	$9,891,445		$8,297,522		$7,345,734		$6,335,778		$5,297,395

Loans held for sale totaled $57.9 million at December 31, 2020, and $26.7 million at December 31, 2019, which were primarily residential mortgage loans. Loans held for sale totaled $119.8 million at December 31, 2018, which included $96.0 million of loans to be sold in conjunction with the pending branch sales and Citizens' loan portfolios.

The table below sets forth the remaining maturities of loans held to maturity by category as of December 31, 2020, in thousands. Maturities are based upon contractual dates.

		Over 1 Year Through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$889,000	$625,782	$327,848	$476,893	$215,276	$2,534,799
PPP	657	957,128	—	—	—	957,785
Owner occupied commercial real estate	288,469	498,389	234,636	250,479	504,433	1,776,406
Non-owner occupied commercial real estate	277,241	713,950	340,043	173,615	416,632	1,921,481
Real estate construction	316,104	229,650	163,740	49,446	104,280	863,220
Agricultural and agricultural real estate	278,683	183,012	70,453	80,979	101,399	714,526
Residential real estate	106,540	145,057	79,864	215,611	293,370	840,442
Consumer	50,160	18,388	84,649	15,603	245,592	414,392
Total	$2,206,854	$3,371,356	$1,301,233	$1,262,626	$1,880,982	$10,023,051

Total loans
Total loans held to maturity were $10.02 billion at December 31, 2020, compared to $8.37 billion at year-end 2019, an increase of $1.66 billion or 20%. This change includes $1.24 billion of total loans held to maturity acquired at fair value in the fourth quarter in the AimBank and Johnson Bank branch transactions, which included $53.1 million of PPP loans. Excluding the loans acquired in the AimBank and Johnson Bank branch transactions and legacy PPP loans of $904.7 million, total loans held to maturity organically decreased $487.3 million or 6% since December 31, 2019.

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

The table below shows the changes in loan balances by loan category for the years indicated, in thousands:

	As of December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Commercial and industrial	$2,534,799	$2,530,809	$2,134,840	—%	19%
PPP	957,785	—	—	100	—
Owner occupied commercial real estate	1,776,406	1,472,704	1,273,762	21	16
Non-owner occupied commercial real estate	1,921,481	1,495,877	1,269,056	28	18
Real estate construction	863,220	1,027,081	843,463	(16)	22
Agricultural and agricultural real estate	714,526	565,837	580,810	26	(3)
Residential real estate	840,442	832,277	887,984	1	(6)
Consumer	414,392	443,332	417,782	(7)	6
Total	$10,023,051	$8,367,917	$7,407,697	20%	13%

Commercial and industrial loans
Commercial and industrial loans, which totaled $2.53 billion at December 31, 2020, increased $4.0 million or less than 1% from $2.53 billion at year-end 2019. Commercial and industrial loans increased $396.0 million or 19% to $2.53 billion at December 31, 2019 from $2.13 billion at year-end 2018. Changes to commercial and industrial loans for the years ended December 31, 2020 and 2019 were:
•Excluding $186.8 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $182.8 million or 7% since December 31, 2019.
•Excluding $12.7 million of loans classified as held for sale during the first quarter of 2019 and $296.0 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically increased $112.7 million or 5% since year-end 2018.

PPP loans
At December 31, 2020, Heartland had $957.8 million of PPP loans outstanding, which was net of $19.3 million of unamortized deferred fees, and included $53.1 million of loans acquired in the AimBank transaction. Under the CARES Act, PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero risk rating for regulatory capital purposes, and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks.

Owner occupied commercial real estate loans
Owner occupied commercial real estate loans totaled $1.78 billion at December 31, 2020, which was an increase of $303.7 million or 21% from $1.47 billion at year-end 2019. Owner occupied commercial real estate loans increased $198.9 million or 16% to $1.47 billion at December 31, 2019 from $1.27 billion at December 31, 2018. Changes to owner occupied real estate loans for the years ended December 31, 2020 and 2019 were:
•Excluding $182.1 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically increased $121.6 million or 8% since December 31, 2019.
•Excluding $593,000 of loans transferred to held for sale in the first quarter of 2019 and $159.3 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically increased $40.2 million or 3% since year-end 2018.

Non-owner occupied commercial real estate loans
Non-owner occupied commercial real estate loans totaled $1.92 billion at December 31, 2020, which was an increase of $425.6 million or 28% from $1.50 billion at year-end 2019. Non-owner occupied commercial real estate loans totaled $1.50 billion at December 31, 2019, which was an increase of $226.8 million or 18% from $1.27 billion at year-end 2018. Changes to non-owner occupied commercial real estate loans for the years ended December 31, 2020 and 2019 were:
•Excluding $218.7 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically increased $206.9 million or 14% since December 31, 2019.
•Excluding $90,000 of loans transferred to held for sale in the first quarter of 2019 and $232.3 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically decreased $5.4 million or less than 1% since year-end 2018.

Real estate construction loans
Real estate construction loans totaled $863.2 million at December 31, 2020, which was a decrease of $163.9 million or 16% from $1.03 billion at year-end 2019. Real estate construction loans totaled $1.03 billion at December 31, 2019, which was an increase of $183.6 million or 22% from $843.5 million at December 31, 2018. Changes to real estate construction loans for the years ended December 31, 2020 and 2019 were:
•Excluding $100.9 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $264.8 million or 26% since December 31, 2019.
•Excluding $520,000 of loans transferred to held for sale in the first quarter of 2019 and $74.7 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically increased $109.5 million or 13% since year end 2018.

The organic increases in owner-occupied and non-owner occupied commercial real estate loans during 2020 were primarily the result of real estate construction loans moving to permanent financing.

Agricultural and agricultural real estate loans
Agricultural and agricultural real estate loans totaled $714.5 million at December 31, 2020, which was an increase of $148.7 million or 26% from $565.8 million at December 31, 2019. Agricultural and agricultural real estate loans totaled $565.8 million at December 31, 2019, which was a decrease of $15.0 million or 3% from $580.8 million at December 31, 2018. Changes to agricultural and agricultural real estate loans for the years ended December 31, 2020 and 2019 were:
•Excluding $247.5 million of loans acquired in the AimBank transaction, loans organically decreased $98.8 million or 17% since December 31, 2019.
•Excluding $6.6 million of loans transferred to held for sale in the first quarter of 2019 and $3.2 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically decreased $11.6 million or 2% since year-end 2018.

The organic decreases in the agricultural and agricultural real estate loans during 2020 and 2019 were primarily attributable to scheduled paydowns.

Residential real estate loans
Residential real estate loans totaled $840.4 million at December 31, 2020, which was an increase of $8.2 million or 1% from $832.3 million at December 31, 2019. Residential real estate loans totaled $832.3 million at December 31, 2019, which was a decrease of $55.7 million or 6% from $888.0 million at year-end 2018. Changes to residential real estate loans for the years ended December 31, 2020 and 2019 were:
•Excluding $197.3 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $189.2 million or 23% since December 31, 2019.
•Excluding $7.2 million of loans transferred to held for sale in the first quarter of 2019 and $92.8 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically decreased $141.3 million or 16% since year-end 2018.

Consumer loans
Consumer loans totaled $414.4 million at December 31, 2020, which was a decrease of $28.9 million or 7% from $443.3 million at December 31, 2019. Consumer loans totaled $443.3 million at December 31, 2019, which was an increase of $25.6 million or 6% from $417.8 million at year-end 2018. Changes to consumer loans for the years ended December 31, 2020 and 2019 were:
•Excluding $51.4 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $80.3 million or 18% since December 31, 2019.
•Excluding $4.4 million of loans transferred to held for sale in the first quarter of 2019 and $37.7 million of loans acquired in the Blue Valley Ban Corp. and Rockford Bank and Trust Company transactions, loans organically decreased $7.8 million or 2% since year-end 2018.

The organic decreases in 2020 and 2019 in the residential real estate and consumer loans portfolios were primarily the result of customers refinancing loans due to the recent decreases in residential mortgage interest rates.

The continued economic disruption resulting from the COVID-19 pandemic will make it difficult for some customers to repay the principal and interest on their loans, and the Banks have been working with customers to modify the terms of certain existing loans. The following table shows the total loans exposure as of December 31, 2020, to customer segment profiles that Heartland believes will be more heavily impact by COVID-19, dollars in thousands:

Industry	Total Exposure(1)	% of Total Gross Exposure(1)
Lodging	$539,434	4.38%
Retail trade	465,980	3.78
Retail properties	422,794	3.43
Restaurants and bars	266,053	2.16
Oil and gas	122,256	0.99
Total	$1,816,517	14.74%

(1) Total loans outstanding and unfunded commitments excluding PPP loans

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial, commercial real estate and agricultural loans are the quality of the borrower’s management and the health of national and regional economies. Additionally, repayment of commercial real estate, real estate construction and agricultural real estate loans may be influenced by fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those secured by residential real estate, are dependent on the borrower’s continuing financial stability as well as the value of the collateral underlying these credits, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. We monitor loan concentrations and do not believe we have excessive concentrations in any specific industry.

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

We regularly monitor and continue to develop systems to oversee the quality of our loan portfolio. Under our internal loan review program, loan review officers are responsible for reviewing existing loans, testing loan ratings assigned by loan officers, identifying potential problem loans and monitoring the adequacy of the allowance for credit losses at the Banks. An integral part of our loan review program is a loan rating system, under which a rating is assigned to each loan within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history.

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. Additionally, ASU 2016-13 required an allowance for unfunded commitments to be calculated using a CECL methodology. Heartland's CECL methodology is comprised of three parts: a quantitative calculation, a qualitative calculation, and an economic forecasting component.

The process utilized by Heartland to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for Heartland and has been updated to be in accordance with CECL as of January 1, 2020. All prior periods are presented in accordance with prior GAAP. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting policies section of this Annual Report on Form 10-K for the year ended December 31, 2020 and Note 1, "Basis of Presentation," of the consolidated financial statements included in this Annual Report on Form 10-K.

Total Allowance for Lending Related Credit Losses

The following table shows, in thousands, the components of Heartland's total allowance for lending related credit losses, which includes the allowance for credit losses for loans and the allowance for unfunded commitments, as of the dates indicated:

	December 31, 2020		January 1, 2020(1)		December 31, 2019(2)
	Amount	% of Allowance	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$102,398	69.71%	$82,829	85.99%	$41,694	59.23%
Qualitative	29,101	19.81	11,468	11.91	28,701	40.77
Economic forecast	15,387	10.48	2,021	2.10	—	—
Total	$146,886	100.00%	$96,318	100.00%	$70,395	100.00%

(1) January 1, 2020 is included to show the impact of the adoption of ASU 2016-13 on the components of the allowance for lending related credit losses.
(2) The allowance for unfunded commitments was immaterial prior to the adoption of ASU 2016-13 and therefore not included in prior periods.

Heartland's quantitative allowance totaled $82.8 million or 86% of the total allowance for lending related credit losses on January 1, 2020, and $41.7 million or 59% of the allowance for loan losses at December 31, 2019. The increase in the quantitative component on January 1, 2020, was primarily attributable to the addition of $1.80 billion of previously acquired loans to the allowance calculation as required under CECL.

The quantitative allowance of Heartland's total allowance for lending related credit losses increased $19.6 million to $102.4 million or 70% of the total allowance at December 31, 2020 compared to $82.8 million or 86% of the total allowance at January 1, 2020. The quantitative allowance increased $17.5 million for loans acquired in the AimBank and Johnson Bank branch transactions in the fourth quarter of 2020.

Heartland's qualitative allowance totaled $11.5 million or 12% of the total allowance for lending related credit losses on January 1, 2020, compared to $28.7 million or 41% of the allowance for credit losses at December 31, 2019, which was the result of the change in methodology to an expected loss model from an incurred loss model.

The qualitative allowance component of Heartland’s total allowance for lending related credit losses increased to $29.1 million or 20% of the total allowance at December 31, 2020, compared to $11.5 million or 12% on January 1, 2020. As described in Note 1, "Basis of Presentation," of the consolidated financial statements included in this Annual Report on Form 10-K, in determining the appropriate level of this qualitative component, management assesses several risk factors including an overall assessment of "other external factors." At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from the initial day 1 (January 1, 2020) assessment of moderate to high, which remained high at December 31, 2020. This level reflects the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that have existed due to the COVID-19 pandemic. While several of the qualitative factors increased, the change in the other external factors was the primary driver of the overall increase in the qualitative allowance for the year ended December 31, 2020.

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

At December 31, 2020, Heartland utilized Moody's December 7, 2020, baseline forecast scenario, which was the most currently available forecast and included the potential impact of COVID-19. At March 31, 2020, due to the economic deterioration and uncertainty associated with COVID-19, the reasonable and supportable forecast period was reduced to one year. At year-end 2020, Heartland continued to use a one year forecast period, which resulted in an allowance of $15.4 million or 10% of the total allowance for lending related credit losses at December 31, 2020.

Allowance for Credit Losses-Loans

The table below presents the changes in the allowance for credit losses for loans for the years ended December 31, 2020 and 2019, in thousands:

	For the Year Ended December 31,
	2020	2019
Balance at beginning of period	$70,395	$61,963
Impact of ASU 2016-13 adoption on January 1, 2020	12,071	—
Adjusted balance January 1, 2020	82,466	61,963
Allowance for purchased credit deteriorated loans	12,313	—
Provision for credit losses	65,745	16,657
Recoveries on loans previously charged off	3,804	5,365
Charge-offs on loans	(32,722)	(13,590)
Balance at end of period	$131,606	$70,395

Allowance for credit losses for loans as a percent of loans	1.31%	0.84%
Allowance for credit losses for loans a percentage of non-performing loans	149.37%	87.28%

The allowance for credit losses for loans totaled $131.6 million and $70.4 million at December 31, 2020, and December 31, 2019, respectively. The allowance for credit losses for loans at December 31, 2020, was 1.31% of loans compared to 0.84% of loans at December 31, 2019. The following items impacted Heartland's allowance for credit losses for loans for the year ended December 31, 2020:
•The allowance for credit losses for loans increased $12.1 million after the adoption of CECL on January 1, 2020.
•Provision expense totaled $65.7 million, which included $9.6 million of provision expense for loans acquired in the fourth quarter of 2020.
•Net charge offs totaled $28.9 million or 0.32% of average loans outstanding, which included $13.9 million of charge offs related to two individually assessed loans with principal balances of $17.1 million.

The following items impacted Heartland's allowance for credit losses for loans, which was an incurred loss model, for the year ended December 31, 2019:
•Provision expense totaled $16.7 million.
•Net charge offs totaled $8.2 million or 0.11% of average loans outstanding.

The table below summarizes activity in the allowance for credit losses for loans for the years indicated, including amounts of loans charged off, amounts of recoveries, additions to the allowance charged to income and the ratio of net charge-offs to average loans outstanding, in thousands:

	As of December 31,
	2020	2019	2018	2017	2016
Balance at beginning of year	$70,395	$61,963	$55,686	$54,324	$48,685
Impact of ASU 2016-13 adoption on January 1, 2020	12,071	—	—	—	—
Adjusted balance	82,466	61,963	55,686	54,324	48,685
Allowance for purchased credit deteriorated loans	12,313	—	—	—	—
Charge-offs:
Commercial and industrial	14,974	7,129	10,119	7,081	1,532
PPP	—	—	—	—	—
Owner occupied commercial real estate	13,671	119	176	368	981
Non-owner occupied commercial real estate	45	21	19	195	629
Real estate construction	105	156	285	150	1,059
Agricultural and agricultural real estate	1,201	2,633	153	1,986	—
Residential real estate	515	458	488	1,029	515
Consumer	2,211	3,074	10,045	7,062	6,678
Total charge-offs	32,722	13,590	21,285	17,871	11,394
Recoveries:
Commercial and industrial	1,277	2,462	797	692	912
PPP	—	—	—	—	—
Owner occupied commercial real estate	205	178	90	531	228
Non-owner occupied commercial real estate	30	201	261	340	221
Real estate construction	220	255	723	207	2,666
Agricultural and agricultural real estate	971	529	—	—	32
Residential real estate	108	139	87	492	191
Consumer	993	1,601	1,591	1,408	1,089
Total recoveries	3,804	5,365	3,549	3,670	5,339
Net charge-offs(1)	28,918	8,225	17,736	14,201	6,055
Provision for credit losses	65,745	16,657	24,013	15,563	11,694
Balance at end of year	$131,606	$70,395	$61,963	$55,686	$54,324
Net charge-offs to average loans	0.32%	0.11%	0.25%	0.24%	0.11%

(1) Includes net charge-offs (recoveries) at Citizens Finance Parent Co. of $(631) for 2019, $6,397 for 2018, $4,673 for 2017 and $4,280 for 2016.

Net charge offs could be elevated in future periods if customers’ ability to repay loans continues to be adversely impacted by prolonged economic disruptions caused by the COVID-19 pandemic.

The table below shows our allocation of the allowance for credit losses for loans by types of loans, in thousands:

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial and industrial	$38,818	25.29%	$34,207	30.24%	$29,958	28.81%	$23,255	28.12%	$21,281	26.90%
PPP	—	9.56	—	—	—	—	—	—	—	—
Owner occupied commercial real estate	20,001	17.72	7,921	17.60	6,247	17.20	5,401	16.32	5,517	16.09
Non-owner occupied commercial real estate	20,873	19.17	7,584	17.88	7,182	17.13	6,709	18.62	7,579	17.23
Real estate construction	20,080	8.61	8,677	12.27	6,707	11.39	4,607	10.04	4,645	9.68
Agricultural and agricultural real estate	7,129	7.13	5,680	6.76	4,916	7.84	4,260	8.01	3,028	9.17
Residential real estate	11,935	8.39	1,504	9.95	1,813	11.99	2,310	12.38	2,257	13.64
Consumer	12,770	4.13	4,822	5.30	5,140	5.64	9,144	6.51	9,017	7.29
Total allowance for credit losses for loans	$131,606		$70,395		$61,963		$55,686		$53,324

Management allocates the allowance for credit losses for loans by pools of risk within each loan portfolio. The allocation of the allowance for credit losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Allowance for Unfunded Commitments

The following table shows, in thousands, the changes in Heartland's allowance for unfunded commitments for the year ended December 31, 2020:

For the Year Ended December 31, 2020
Balance at beginning of year(1)	$248
Impact of ASU 2016-13 adoption on January 1, 2020	13,604
Adjusted balance at January 1, 2020	13,852
Provision for credit losses	1,428
Balance at end of year	$15,280

(1) Prior to the adoption of ASU 2016-13, the allowance for unfunded commitments was immaterial, and therefore prior periods have not been shown in this table.

Heartland's allowance for unfunded commitments totaled $13.9 million after the adoption of CECL on January 1, 2020. Prior to January 1, 2020, the allowance for unfunded commitments was immaterial. Heartland recorded a benefit to provision for credit losses for unfunded commitments of $894,000 during 2020, and $2.3 million of provision for credit losses related to unfunded loan commitments related to the acquisitions completed in the fourth quarter of 2020. At December 31, 2020, the allowance for unfunded commitments was $15.3 million, and Heartland had $3.26 billion of unfunded loan commitments.

CREDIT QUALITY AND NONPERFORMING ASSETS

Heartland's internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 5, "Loans" of Heartland’s consolidated financial statements in this Annual Report on Form 10-K.

Heartland's nonpass loans totaled $1.08 billion or 10.8% of total loans as of December 31, 2020 compared to $556.8 million or 6.6% of total loans as of December 31, 2019. The increase in nonpass loans was primarily attributable to nonpass loans acquired in the fourth quarter of 2020 and downgrades in the legacy portfolio due to the COVID-19 pandemic. As of December 31, 2020, Heartland's nonpass loans consisted of approximately 56% watch loans and 44% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2020 was 8%. Included in Heartland's nonpass loans at December 31, 2020 were $77.1 million of nonpass PPP loans as a result of risk ratings on related credits. Heartland's risk rating methodology assigns a risk rating to the whole lending relationship. Heartland has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2019, Heartland's nonpass loans were comprised of approximately 60% watch loans and 40% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2019, was 14%.

Delinquencies in each of the loan portfolios continue to be well-managed. Loans delinquent 30 to 89 days as a percent of total loans were 0.23% at December 31, 2020, compared to 0.33% at December 31, 2019, and 0.21% at December 31, 2018.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	As of December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$87,386	$76,548	$71,943	$62,581	$64,299
Loans contractually past due 90 days or more	720	4,105	726	830	86
Total nonperforming loans	88,106	80,653	72,669	63,411	64,385
Other real estate	6,624	6,914	6,153	10,777	9,744
Other repossessed assets	240	11	459	411	663
Total nonperforming assets	$94,970	$87,578	$79,281	$74,599	$74,792
Restructured loans(1)	$2,370	$3,794	$4,026	$6,617	$10,380
Nonperforming loans to total loans receivable	0.88%	0.96%	0.98%	0.99%	1.20%
Nonperforming assets to total loans receivable plus repossessed property	0.95%	1.05%	1.07%	1.17%	1.39%
Nonperforming assets to total assets	0.53%	0.66%	0.69%	0.76%	0.91%

(1) Represents accruing restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs.

The tables below summarize the changes in Heartland's nonperforming assets, including other real estate owned ("OREO") during 2020 and 2019, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2019	$80,653	$6,914	$11	$87,578
Loan foreclosures	(3,789)	3,511	278	—
Net loan charge offs	(28,918)	—	—	(28,918)
New nonperforming loans	63,151	—	—	63,151
Acquired nonperforming assets	11,662	1,119	—	12,781
Reduction of nonperforming loans(1)	(34,653)	—	—	(34,653)
OREO/Repossessed sales proceeds	—	(3,876)	(37)	(3,913)
OREO/Repossessed assets write-downs, net	—	(1,044)	(12)	(1,056)
Net activity at Citizens Finance Parent Co.	—	—	—	—
December 31, 2020	$88,106	$6,624	$240	$94,970

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2018	$72,669	$6,153	$459	$79,281
Loan foreclosures	(8,287)	8,066	221	—
Net loan charge offs	(8,225)	—	—	(8,225)
New nonperforming loans	49,571	—	—	49,571
Acquired nonperforming assets	2,130	1,362	—	3,492
Reduction of nonperforming loans(1)	(27,205)	—	—	(27,205)
OREO/Repossessed sales proceeds	—	(7,660)	(184)	(7,844)
OREO/Repossessed assets write-downs, net	—	(1,007)	(39)	(1,046)
Net activity at Citizens Finance Parent Co.	—	—	(446)	(446)
December 31, 2019	$80,653	$6,914	$11	$87,578

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $88.1 million or 0.88% of total loans at December 31, 2020, compared to $80.7 million or 0.96% of total loans at December 31, 2019. Excluding $11.7 million of acquired nonperforming loans, nonperforming loans decreased $4.2 million or 5% from year-end 2019.

Approximately 54%, or $47.4 million, of Heartland's nonperforming loans at December 31, 2020, had individual loan balances exceeding $1.0 million, the largest of which was $7.3 million. At December 31, 2019, approximately 52%, or $41.9 million, of Heartland's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $7.5 million. The portion of Heartland's nonresidential real estate nonperforming loans covered by government guarantees was $14.6 million at December 31, 2020, compared to $18.1 million at December 31, 2019.

COVID-19 payment deferral and loan modification programs could delay the recognition of net charge-offs, delinquencies and nonaccrual status for loans that would have otherwise moved into past due or nonaccrual status.

Other real estate owned
Other real estate owned was $6.6 million at December 31, 2020, compared to $6.9 million at December 31, 2019, and $6.2 million at December 31, 2018. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $3.9 million in 2020 compared to $7.7 million in 2019 and $11.6 million in 2018.

Troubled debt restructured loans
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

We had an aggregate balance of $6.2 million in restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms. At December 31, 2019, we had an aggregate balance of $7.6 million in restructured loans, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms.

During 2020, TDR treatments were updated due to COVID-19 and the CARES Act. Under the CARES Act, banking institutions are not required to classify modifications as a TDR if the following three conditions are met:
•The deferral was related to COVID-19;

•The deferral was executed on a loan that was not more than 30 days past due as of December 31, 2019; and
•The deferral was executed between March 1, 2020 and the later of December 31, 2020 or the last day of the Declaration of National Emergency.

Heartland has adopted the CARES Act rule for TDR classification and has enhanced its procedures for deferral monitoring.

As of December 31, 2020, approximately $1.21 billion of loans have been modified under COVID-19 relief programs, which included $143.7 million of modifications made by AimBank prior to the acquisition by Heartland. Of the loans modified by Heartland, approximately $938.9 million returned to contractual payments, $83.3 million were still in original deferral status and $39.5 million were granted additional deferrals. These modifications are not classified as TDRs as of December 31, 2020.

SECURITIES

The composition of Heartland's securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on Heartland's asset/liability position and liquidity needs. Securities represented 35% of Heartland's total assets at December 31, 2020, compared to 26% at December 31, 2019, and 24% at December 31, 2018. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown borrowings. Total securities carried at fair value as of December 31, 2020, were $6.13 billion, an increase of $2.82 billion or 85% since December 31, 2019. The increase includes $267.9 million of securities acquired in 2020. Total securities carried at fair value as of December 31, 2019, were $3.31 billion, an increase of $862.1 million or 35% since December 31, 2018. The increase includes $127.5 million of securities acquired in 2019.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity net of allowance for credit losses and other, by major category, in thousands:

	As of December 31,
	2020		2019		2018
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. treasuries	$2,026	0.03%	$8,503	0.25%	$25,415	0.94%
U.S. agencies	166,779	2.65	184,676	5.38	84,671	3.12
Obligations of states and political subdivisions	1,724,066	27.40	798,514	23.24	611,257	22.51
Mortgage-backed securities - agency	1,355,270	21.54	766,726	22.32	446,584	16.44
Mortgage-backed securities - non-agency	1,449,116	23.03	430,497	12.53	294,071	10.83
Commercial mortgage-backed securities - agency	174,153	2.77	68,865	2.00	401,155	14.77
Commercial mortgage-backed securities - non-agency	252,767	4.02	436,325	12.70	482,898	17.78
Asset-backed securities	1,069,266	16.99	691,579	20.13	323,855	11.93
Corporate bonds	3,742	0.06	—	—	—	—
Equity securities	19,629	0.31	18,435	0.54%	17,086	0.63
Other securities	75,253	1.20	31,321	0.91%	28,396	1.05
Total securities	$6,292,067	100.00%	$3,435,441	100.00%	$2,715,388	100.00%

Heartland's securities portfolio had an expected modified duration of 5.52 years as of December 31, 2020, compared to 6.17 years as of December 31, 2019, and 4.01 years as of December 31, 2018.

At December 31, 2020, we had $75.3 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The table below presents the contractual maturities for the debt securities classified as available for sale at December 31, 2020, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasuries	$1,004	2.43%	$1,022	1.70%	$—	—	$—	—%	$—	—%	$2,026	2.06%
U.S. agencies	—	—	2,647	2.02	89,137	2.04	74,995	2.29	—	—	166,779	2.15
Obligations of states and political subdivisions	2,620	2.64	23,265	3.19	81,366	3.12	1,527,976	5.24	—	—	1,635,227	5.10
Mortgage-backed securities - agency	—	—	—	—	—	—	—	—	1,355,270	1.26	1,355,270	1.26
Mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	1,449,116	3.29	1,449,116	3.29
Commercial mortgage-backed securities - agency	—	—	—	—	—	—	—	—	174,153	1.29	174,153	1.29
Commercial mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	252,767	3.89	252,767	3.89
Asset-backed securities	—	—	—	—	—	—	—	—	1,069,266	1.55	1,069,266	1.55
Corporate bonds	—	—	318	4.05	3,424	4.36	—	—	—	—	3,742	4.33
Equity securities	—	—	—	—	—	—	—	—	19,629	—	19,629	—
Total	$3,624	2.58%	$27,252	3.03%	$173,927	2.59%	$1,602,971	5.10%	$4,320,201	2.17%	$6,127,975	2.96%

The table below presents the contractual maturities for the debt securities classified as held to maturity at December 31, 2020, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$1,933	3.65%	$24,129	4.54%	$54,329	5.15%	$8,499	5.01%	$88,890	4.94%
Total	$1,933	3.65%	$24,129	4.54%	$54,329	5.15%	$8,499	5.01%	$88,890	4.94%

The unrealized losses on Heartland's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2020. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

DEPOSITS

Total deposits were $14.98 billion as of December 31, 2020, compared to $11.04 billion at December 31, 2019, an increase of $3.94 billion or 36%, which included $2.09 billion of deposits acquired at fair value in the AimBank and Johnson Bank branch transactions. The mix of total deposits remains favorable, with demand deposits representing 38% at December 31, 2020, and 32% at December 31, 2019. Savings deposits represented 54% at December 31, 2020 compared to 57% at December 31, 2019.

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

	For the Years Ended December 31,
	2020			2019			2018
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$4,554,479	36.85%	—%	$3,384,341	33.74%	—%	$3,265,532	35.87%	—%
Savings	6,718,413	54.35	0.25	5,530,503	55.14	0.85	4,779,977	52.50	0.53
Time deposits	1,088,185	8.80	1.26	1,115,785	11.12	1.49	1,058,769	11.63	1.00
Total deposits	$12,361,077	100.00%		$10,030,629	100.00%		$9,104,278	100.00%

Total Average Deposits
•Total average deposits increased $2.33 billion or 23% during 2020 to $12.36 billion, which included approximately $153.9 million of deposits acquired in 2020.
•Excluding acquired deposits, total average deposits increased $2.18 billion or 22% during 2020.
•Total average deposits increased $926.4 million or 10% during 2019 to $10.03 billion, which includes approximately $432.7 million of deposits acquired in 2019.
•Excluding acquired deposits, total average deposits increased $493.7 million or 5% during 2019.
•In 2020, 44% of our total average deposits were from our Midwestern markets, 29% were from our Southwestern markets, and 27% were from our Western markets.

Average Demand Deposits
•Average demand deposits increased $1.17 billion or 35% to $4.55 billion during 2020.
•Excluding acquired demand deposits of approximately $57.3 million, average demand deposits increased $1.11 billion or 33% during 2020.
•Average demand deposits increased $118.8 million or 4% to $3.38 billion during 2019.
•Exclusive of approximately $112.0 million of demand deposits acquired in 2019, average demand deposits increased $6.8 million or less than 1%.

Average Savings Deposits
•Average savings deposits increased $1.19 billion or 21% to $6.72 billion during 2020.
•Excluding acquired savings deposits of approximately $72.0 million, average savings deposits increased $1.12 billion or 20% during 2020.
•Average savings deposit balances increased by $750.5 million or 16% to $5.53 billion during 2019.
•Excluding approximately $240.0 million of average savings deposits acquired in 2019, average savings deposits increased $510.9 million or 11%.

Average Time Deposits
•Average time deposits decreased $27.6 million or 2% to $1.09 billion during 2020.
•Excluding acquired time deposits of approximately $24.6 million, average time deposits decreased $52.2 million or 5% during 2020.
•Average time deposits increased $57.0 million or 5% to $1.12 billion during 2019.
•Exclusive of approximately $81.1 million of time deposits acquired in 2019, average time deposits decreased $24.1 million or 2%.

Excluding acquisitions, the decrease in time deposits during both years was attributable to a continued emphasis on growing our customer base in non-maturity deposit products instead of higher-cost certificates of deposit. The Banks priced time deposit products competitively to retain existing relationship-based deposit customers, but not to retain certificate of deposit only customers or to attract new customers with only certificate of deposit accounts. Additionally, due to the low interest rates, many certificate of deposit customers have continued to elect to place their maturing balances in checking or savings accounts. Average brokered time deposits as a percentage of total average deposits were less than 1% during 2020, 2019 and 2018.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2020, in thousands:

December 31, 2020
3 months or less	$222,473
Over 3 months through 6 months	187,921
Over 6 months through 12 months	209,625
Over 12 months	154,227
Total	$774,246

SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2020, 2019, and 2018 in thousands:

	As of December 31,			% Change
	2020	2019	2018	2020/2019	2019/2018
Retail repurchase agreements	$118,293	$84,486	80,124	40%	5%
Federal funds purchased	2,100	2,450	35,400	(14)	(93)
Advances from the FHLB	—	81,198	100,838	(100)	(19)
Advances from the federal discount window	35,000	—	—	100	—
Other short-term borrowings	12,479	14,492	10,648	(14)	36
Total	$167,872	$182,626	$227,010	(8)%	(20)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2020, the amount of short-term borrowings was $167.9 million compared to $182.6 million at year-end 2019, a decrease of $14.8 million or 8%.

All of the Banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $118.3 million at December 31, 2020, compared to $84.5 million at December 31, 2019, an increase of $33.8 million or 40%.

Federal funds purchased totaled $2.1 million at December 31, 2020, $2.5 million at December 31, 2019, and $35.4 million at December 31, 2018, which was a decrease of $350,000 or 14% and $33.0 million or 93%, respectively.

Short-term FHLB advances were $0 at December 31, 2020, compared to $81.2 million at December 31, 2019. Short-term advances from the federal discount window totaled $35.0 million at December 31, 2020 compared to $0 at December 31, 2019. Heartland used short-term borrowings to purchase securities in anticipation of expected cash flow from PPP loan forgiveness, which is expected to occur over the next several quarters.

Heartland renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2020. This revolving credit line agreement, which has $45.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during 2020 or 2019, and no balance was outstanding on this line at December 31, 2020, and December 31, 2019.

The following table reflects average amounts outstanding and weighted average interest rates for our short-term borrowings as of December 31, 2020, 2019, and 2018, in thousands:

	As of and For the Year Ended December 31,
	2020	2019	2018
Balance at end of period	$167,872	$182,626	$227,010
Maximum month-end amount outstanding	380,360	226,096	229,890
Average month-end amount outstanding	157,348	128,098	152,391
Weighted average interest rate at year-end	0.18%	1.21%	1.96%
Weighted average interest rate for the year	0.39%	1.38%	1.19%

OTHER BORROWINGS

The outstanding balances of other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization, in thousands, as of December 31, 2020 and 2019:

	As of December 31,		% Change
	2020	2019	2020/2019
Advances from the FHLB	$1,018	$2,835	(64)%
Paycheck Protection Program Liquidity Fund	188,872	—	100
Trust preferred securities	146,323	145,343	1
Note payable to unaffiliated bank	44,417	51,417	(14)
Contracts payable for purchase of real estate and other assets	1,983	1,892	5
Subordinated notes	74,429	74,286	—
Total	$457,042	$275,773	66%

Other borrowings include all debt arrangements Heartland and its subsidiaries have entered into with original maturities that extend beyond one year, as listed in the table above. As of December 31, 2020, the amount of other borrowings was $457.0 million, an increase of $181.3 million or 66% from $275.8 million as of year-end 2019.

Each of the Banks was approved in 2020 by their respective Federal Reserve Bank to borrow from the Paycheck Protection Program Liquidity Fund ("PPPLF"). As of December 31, 2020, $188.9 million was outstanding. Heartland anticipates limited additional utilization of the PPPLF through 2021.

A schedule of Heartland's trust preferred offerings outstanding as of December 31, 2020, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/20(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	2.98%	(2)	03/17/2034	03/17/2021
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.57		04/07/2036	04/07/2021
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.70	(3)	09/15/2037	03/15/2021
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.71	(4)	09/01/2037	03/01/2021
Morrill Statutory Trust I	9,182	12/19/2002	3.25% over LIBOR	3.50		12/26/2032	03/26/2021
Morrill Statutory Trust II	8,865	12/17/2003	2.85% over LIBOR	3.08		12/17/2033	03/17/2021
Sheboygan Statutory Trust I	6,615	09/17/2003	2.95% over LIBOR	3.18		09/17/2033	03/17/2021
CBNM Capital Trust I	4,458	09/10/2004	3.25% over LIBOR	3.47		12/15/2034	03/15/2021
Citywide Capital Trust III	6,494	12/19/2003	2.80% over LIBOR	3.01		12/19/2033	04/23/2021
Citywide Capital Trust IV	4,353	09/30/2004	2.20% over LIBOR	2.41		09/30/2034	05/23/2021
Citywide Capital Trust V	11,973	05/31/2006	1.54% over LIBOR	1.76		07/25/2036	03/15/2021
OCGI Statutory Trust III	3,004	06/27/2002	3.65% over LIBOR	3.89	(5)	09/30/2032	03/30/2021
OCGI Capital Trust IV	5,399	09/23/2004	2.50% over LIBOR	2.72	(6)	12/15/2034	03/15/2021
BVBC Capital Trust II	7,238	04/10/2003	3.25% over LIBOR	3.46		04/24/2033	04/24/2021
BVBC Capital Trust III	9,226	07/29/2005	1.60% over LIBOR	1.85		09/30/2035	03/30/2021
Total trust preferred offerings	146,397
Less: deferred issuance costs	(74)
	$146,323

(1) Effective weighted average interest rate as of December 31, 2020, was 3.40% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2020, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2020, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2020, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2020, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2020, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

Heartland has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $55.0 million. At December 31, 2020, $44.4 million was outstanding on this non-revolving credit line compared to $51.4 million outstanding at December 31, 2019. At December 31, 2020, Heartland had $6.5 million available on this non-revolving credit facility, of which no balance was drawn.

In 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds were used for general corporate purposes. For regulatory purposes, $44.7 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2020.

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

Heartland's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates Heartland's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands. The table also indicates the fully-phased in capital conservation buffer, but the requirements to comply have been extended indefinitely.

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average assets	N/A	N/A	N/A	$15,531,884

December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average assets	N/A	N/A	N/A	$12,318,135

December 31, 2018	13.72%	12.16%	10.66%	9.73%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$8,756,130	$8,756,130	$8,756,130	N/A
Average assets	N/A	N/A	N/A	$10,946,440
Heartland elected not to utilize the regulatory transition relief issued by federal regulatory authorities in the first quarter of 2020, which allowed banking institutions to delay the impact of CECL on regulatory capital because the impact on the capital ratios of Heartland and its subsidiary banks was not significant.

At December 31, 2020, retained earnings that could be available for the payment of dividends to meet the most restrictive minimum capital requirements totaled $736.5 million. Retained earnings that could be available for the payment of dividends to Heartland from its Banks totaled approximately $500.9 million at December 31, 2020, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on Heartland's common and preferred stock and to pay interest and principal on its debt.

On December 4, 2020, Heartland completed the acquisition of AimBank, headquartered in Levelland, Texas in a transaction valued at approximately $264.5 million, which was paid by delivery of 5,185,045 shares of Heartland common stock and cash of $47.3 million, subject to certain hold-back provisions.

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

On June 26, 2020, Heartland issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." If declared, dividends are paid quarterly in arrears at a rate of 7.00% per annum beginning on October 15, 2020. For the dividend period beginning on the first reset date of July 15, 2025, and for dividend periods beginning every fifth anniversary thereafter, each a reset date, the rate per annum will be reset based on a recent five-year treasury rate plus 6.675%. The earliest redemption date for the preferred shares is July 15, 2025. Dividends payable on common shares are subject to quarterly dividends payable on these outstanding preferred shares at the applicable dividend rate. The net proceeds of $110.7 million are being used for general corporate purposes, which include organic and acquired growth, financing investments, capital expenditures, investments in wholly-owned subsidiaries as regulatory capital and repayment of debt.

Common stockholders' equity was $1.97 billion at December 31, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $46.77 at December 31, 2020, compared to $43.00 at year-end 2019. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. Heartland's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized gain of $76.8 million and $969,000 at December 31, 2020, and December 31, 2019, respectively.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2020, and December 31, 2019, commitments to extend credit aggregated $3.26 billion and $2.97 billion, and standby letters of credit aggregated $73.2 million and $79.5 million, respectively.

The following table summarizes our significant contractual obligations and other commitments as of December 31, 2020, in thousands:

		Payments Due By Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Contractual obligations:
Time certificates of deposit	$1,271,391	$999,121	$222,614	$39,314	$10,342
Long-term debt obligations	457,042	24,656	194,867	80,544	156,975
Operating lease obligations	25,337	6,275	8,937	4,068	6,057
Purchase obligations	24,024	6,633	12,207	5,184	—
Other long-term liabilities	5,482	305	159	86	4,932
Total contractual obligations	$1,783,276	$1,036,990	$438,784	$129,196	$178,306

Other commitments:
Lines of credit	$3,258,626	$2,538,708	$385,758	$136,685	$197,475
Standby letters of credit	73,205	64,997	6,320	1,059	829
Total other commitments	$3,331,831	$2,603,705	$392,078	$137,744	$198,304

On a consolidated basis, Heartland maintains a large balance of short-term securities that, when combined with cash from operations, Heartland believes are adequate to meet its funding obligations.

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the Heartland banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland under the regulatory capital requirements to remain well-capitalized totaled approximately $500.9 million as of December 31, 2020.

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

Off-Balance Sheet Arrangements
We also enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, and are described in Note 15, "Commitments," to the consolidated financial statements for additional information on these commitments.

LIQUIDITY

Liquidity refers to our ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of Heartland principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets. For COVID-19 trends and uncertainties impacting Heartland’s liquidity, see the discussion of "Liquidity and Interest Rate Risks" under Item 1A, Risk Factors.

At December 31, 2020, Heartland had $337.9 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $6.13 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, Heartland's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of December 31, 2020, Heartland had $167.9 million of short-term borrowings outstanding.

As of December 31, 2020, Heartland had $457.0 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs, and at December 31, 2020, Heartland had $1.56 billion of borrowing capacity under these programs. Under the PPPLF, Heartland had $788.2 million of borrowing capacity as of December 31, 2020. Additionally, at December 31, 2020, Heartland had $1.29 billion of borrowing capacity at the Federal Reserve Banks' discount window.

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

As of December 31, 2020, the parent company had cash of $84.7 million. Additionally, Heartland has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2020. Heartland's revolving credit agreement has $45.0 million of maximum borrowing capacity, of which none was outstanding at December 31, 2020. At December 31, 2020, $6.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which Heartland complied with as of December 31, 2020.

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
The core interest rate risk analysis utilized by Heartland examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on Heartland's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2020, and 2019, provided the results below, in thousands.

	2020		2019
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$506,247	(1.07)%	$420,402	(2.67)%
Base	511,697		433,232
Up 200 Basis Points	540,625	5.65%	458,911	4.31%
Year 2
Down 100 Basis Points	485,312	(5.16)%	400,891	(5.72)%
Base	501,288	(2.03)%	431,503	1.68%
Up 200 Basis Points	562,247	9.88%	483,419	11.08%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2020	2019
ASSETS
Cash and due from banks	3	$219,243	$206,607
Interest bearing deposits with other banks and other short-term investments		118,660	172,127
Cash and cash equivalents		337,903	378,734
Time deposits in other financial institutions		3,129	3,564
Securities:
Carried at fair value (cost of $6,024,225 at December 31, 2020, and cost of $3,311,433 at December 31, 2019)	4	6,127,975	3,312,796
Held to maturity, at cost (fair value of $100,041 at December 31, 2020, and $100,484 at December 31, 2019)	4	88,839	91,324
Other investments, at cost	4	75,253	31,321
Loans held for sale		57,949	26,748
Loans receivable:	5
Held to maturity		10,023,051	8,367,917
Allowance for credit losses	5, 6	(131,606)	(70,395)
Loans receivable, net		9,891,445	8,297,522
Premises, furniture and equipment, net	7	219,595	197,558
Premises, furniture and equipment held for sale	2	6,499	2,967
Other real estate, net		6,624	6,914
Goodwill	2, 8	576,005	446,345
Core deposit intangibles and customer relationship intangibles, net	8	42,383	48,688
Servicing rights, net	8	6,052	6,736
Cash surrender value on life insurance		187,664	171,625
Other assets		281,024	186,755
TOTAL ASSETS		$17,908,339	$13,209,597
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$5,688,810	$3,543,863
Savings		8,019,704	6,307,425
Time		1,271,391	1,193,043
Total deposits		14,979,905	11,044,331
Short-term borrowings	10	167,872	182,626
Other borrowings	11	457,042	275,773
Accrued expenses and other liabilities		224,289	128,730
TOTAL LIABILITIES		15,829,108	11,631,460
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both December 31, 2020, and December 31, 2019)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2020, and December 31, 2019)		—	—
Series B Fixed-Rate Reset Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2020, and December 31, 2019, none issued or outstanding at both December 31, 2020, and December 31, 2019)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2020, and December 31, 2019, none issued or outstanding at both December 31, 2020, and December 31, 2019)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2020, and December 31, 2019; no shares issued or outstanding at December 31, 2020, and December 31, 2019)		—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at December 31, 2020, and none authorized at December 31, 2019; issued and outstanding 11,500 shares at December 31, 2020, and none issued or outstanding at December 31, 2019)		110,705	—
Common stock (par value $1 per share; 60,000,000 shares authorized at both December 31, 2020 and December 31, 2019; issued 42,093,862 shares at December 31, 2020, and 36,704,278 shares at December 31, 2019)		42,094	36,704
Capital surplus		1,062,083	839,857
Retained earnings		791,630	702,502
Accumulated other comprehensive income (loss)		72,719	(926)
TOTAL STOCKHOLDERS' EQUITY		2,079,231	1,578,137
TOTAL LIABILITIES AND EQUITY		$17,908,339	$13,209,597

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2020	2019	2018
INTEREST INCOME:
Interest and fees on loans	5	$424,941	$424,615	$393,871
Interest on securities:
Taxable		98,263	73,147	54,131
Nontaxable		12,484	9,868	14,120
Interest on federal funds sold		—	4	—
Interest on interest bearing deposits in other financial institutions		924	6,695	3,698
TOTAL INTEREST INCOME		536,612	514,329	465,820
INTEREST EXPENSE:
Interest on deposits	9	30,287	63,734	35,667
Interest on short-term borrowings		610	1,748	1,696
Interest on other borrowings (includes $(1,820), $170, and $179 of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, respectively)	11, 12	13,986	15,118	14,503
TOTAL INTEREST EXPENSE		44,883	80,600	51,866
NET INTEREST INCOME		491,729	433,729	413,954
Provision for credit losses	5, 6	67,066	16,657	24,013
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES		424,663	417,072	389,941
NONINTEREST INCOME:
Service charges and fees	21	47,467	52,157	48,706
Loan servicing income	8	2,977	4,843	7,292
Trust fees	21	20,862	19,399	18,393
Brokerage and insurance commissions	21	2,756	3,786	4,513
Securities gains, net (includes $7,592, $7,659, and $1,085 of net security gains reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, respectively)	4	7,793	7,659	1,085
Unrealized gain on equity securities, net	4	640	525	212
Net gains on sale of loans held for sale		28,515	15,555	21,450
Valuation allowance on servicing rights	8	(1,778)	(911)	(46)
Income on bank owned life insurance		3,554	3,785	2,793
Other noninterest income		7,505	9,410	4,762
TOTAL NONINTEREST INCOME		120,291	116,208	109,160
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	202,668	200,341	195,362
Occupancy	15, 23	26,554	25,429	25,328
Furniture and equipment	7	12,514	12,013	11,927
Professional fees		54,068	47,697	41,414
Advertising		5,235	9,825	9,516
Core deposit intangibles and customer relationship intangibles amortization	8	10,670	11,972	9,355
Other real estate and loan collection expenses		1,340	1,035	3,038
(Gain) loss on sales/valuations of assets, net		5,101	(19,422)	1,845
Acquisition, integration and restructuring costs		5,381	6,580	7,564
Partnership investment in tax credit projects		3,801	8,030	4,233
Other noninterest expenses		43,631	45,661	44,306
TOTAL NONINTEREST EXPENSES		370,963	349,161	353,888
INCOME BEFORE INCOME TAXES		173,991	184,119	145,213
Income taxes (includes $2,376, $1,890, and $165 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018, respectively)	13	36,053	34,990	28,215
NET INCOME		137,938	149,129	116,998
Preferred dividends		(4,451)	—	(39)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$133,487	$149,129	$116,959
EARNINGS PER COMMON SHARE - BASIC	1	$3.58	$4.14	$3.54
EARNINGS PER COMMON SHARE - DILUTED	1	$3.57	$4.14	$3.52
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.80	$0.68	$0.59

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2020	2019	2018
NET INCOME	$137,938	$149,129	$116,998
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	109,972	52,557	(9,568)
Reclassification adjustment for net gains realized in net income	(7,592)	(7,659)	(1,085)
Income taxes	(26,578)	(11,429)	2,731
Other comprehensive income (loss) on securities	75,802	33,469	(7,922)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	(904)	(3,639)	816
Reclassification adjustment for net (gains) losses on derivatives realized in net income	(1,820)	170	431
Income taxes	567	723	(220)
Other comprehensive income (loss) on cash flow hedges	(2,157)	(2,746)	1,027
Other comprehensive income (loss)	73,645	30,723	(6,895)
TOTAL COMPREHENSIVE INCOME	$211,583	$179,852	$110,103

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	$938	$29,953	$503,709	$481,331	$(24,474)	$—	$991,457
Comprehensive income (loss)				116,998	(6,895)		110,103
Reclassification of unrealized net gain on equity securities				280	(280)		—
Cash dividends declared:
Series D Preferred,$52.50 per share				(39)			(39)
Common, $0.59 per share				(19,318)			(19,318)
Redemption of Series D preferred stock	(938)						(938)
Purchase of 1,761 shares of treasury stock						(97)	(97)
Issuance of 4,525,904 shares of common stock		4,524	234,881			97	239,502
Stock based compensation			4,505				4,505
Balance at December 31, 2018	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$—	$1,325,175
Comprehensive income (loss)				149,129	30,723		179,852
Cumulative effect adjustment from the adoption of ASU 2016-02 on January 1, 2019				(1,272)			(1,272)
Cash dividends declared:
Common, $0.68 per share				(24,607)			(24,607)
Issuance of 2,226,779 shares of common stock		2,227	90,692				92,919
Stock based compensation			6,070				6,070
Balance at December 31, 2019	$—	$36,704	$839,857	$702,502	$(926)	$—	$1,578,137
Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$—	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)			(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	—	1,563,246
Comprehensive income (loss)				137,938	73,645		211,583
Cash dividends declared:
Preferred, $386.94 per share				(4,451)			(4,451)
Common, $0.80 per share				(29,468)			(29,468)
Issuance of 11,500 shares of Series E preferred stock	110,705						110,705
Issuance of 5,389,584 shares of common stock		5,390	214,816				220,206
Stock based compensation			7,410				7,410
Balance at December 31, 2020	$110,705	$42,094	$1,062,083	$791,630	$72,719	$—	$2,079,231

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,938	$149,129	$116,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,289	30,797	30,791
Provision for credit losses	67,066	16,657	24,013
Net amortization of premium on securities	16,042	20,326	25,142
Provision for deferred taxes	(10,910)	(414)	2,760
Securities gains, net	(7,793)	(7,659)	(1,085)
Unrealized gain on equity securities, net	(640)	(525)	(212)
Stock based compensation	7,410	6,070	4,505
(Gain) loss on sales/valuations of assets, net	5,101	(8,394)	2,208
Loans originated for sale	(621,507)	(384,603)	(646,019)
Proceeds on sales of loans held for sale	615,439	396,290	714,259
Net gains on sales of loans held for sale	(25,133)	(14,661)	(16,404)
(Increase) decrease in accrued interest receivable	(9,971)	1,301	(3,368)
(Increase) decrease in prepaid expenses	(3,504)	(8,566)	2,364
Increase (decrease) in accrued interest payable	(2,915)	421	(2)
Gain on extinguishment of debt	—	(375)	—
Capitalization of servicing rights	(3,484)	(1,011)	(5,160)
Valuation adjustment on servicing rights	1,778	911	46
Net excess tax (expense) benefit from stock based compensation	(93)	266	674
Other, net	(1,745)	(34,786)	(8,760)
NET CASH PROVIDED BY OPERATING ACTIVITIES	190,368	161,174	242,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(258)	(1,000)
Proceeds from the sale of securities available for sale	1,097,378	1,628,467	727,895
Proceeds from the sale of securities held to maturity	1,056	—	—
Proceeds from the sale, maturity of and principal paydowns on other investments	8,506	10,325	1,618
Proceeds from the redemption of time deposits in other financial institutions	—	—	8,767
Proceeds from the maturity of and principal paydowns on securities available for sale	567,884	402,946	237,747
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,458	3,158	15,953
Proceeds from the maturity of time deposits in other financial institutions	585	1,216	6,993
Purchase of securities available for sale	(4,119,814)	(2,577,106)	(1,197,822)
Purchase of other investments	(49,228)	(6,446)	(3,731)
Net increase in loans	(444,146)	(90,749)	(132,401)
Purchase of bank owned life insurance policies	(292)	(28)	(2,228)
Proceeds from bank owned life insurance policies	606	1,402	—
Proceeds from sale of mortgage servicing rights	—	35,017	—
Capital expenditures and investments	(18,542)	(17,928)	(12,742)
Net cash and cash equivalents received in acquisitions	641,315	76,071	212,197
Net cash expended in divestitures	—	(49,264)	—
Proceeds from sale of equipment	5,895	903	2,972
Proceeds on sale of OREO and other repossessed assets	3,913	8,304	11,562
NET CASH USED BY INVESTING ACTIVITIES	(2,301,426)	(573,970)	(124,220)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	1,367,903	51,178	8,052
Net increase in savings accounts	735,968	680,641	318,697
Net decrease in time deposit accounts	(254,540)	(81,251)	(221,980)
Proceeds on short-term revolving credit line	—	—	25,000
Repayments on short-term revolving credit line	—	—	(25,000)
Net increase (decrease) in short-term borrowings	40,137	(51,314)	(158,519)
Proceeds from short term FHLB advances	516,545	512,085	462,940
Repayments of short term FHLB advances	(597,742)	(546,725)	(402,102)
Proceeds from other borrowings	314,397	50	30,131
Repayments of other borrowings	(134,244)	(20,693)	(59,157)
Proceeds from issuance of preferred stock	110,705	—	—
Payment for the redemption of debt	—	(2,125)	—
Purchase of treasury stock	—	—	(97)
Proceeds from issuance of common stock	3,004	661	489
Dividends paid	(31,906)	(24,607)	(19,357)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	2,070,227	517,900	(40,903)
Net increase (decrease) in cash and cash equivalents	(40,831)	105,104	77,627
Cash and cash equivalents at beginning of year	378,734	273,630	196,003
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,903	$378,734	$273,630
Supplemental disclosures:
Cash paid for income/franchise taxes	$33,402	$37,609	$17,085
Cash paid for interest	47,798	80,238	51,868
Loans transferred to OREO	3,511	8,066	7,866
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	855	4,306	81
Purchases of securities available for sale, accrued, not paid	—	11,106	—
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	8,134	4,655	7,660
Securities transferred from held to maturity to available for sale	—	148,030	—
Conversion/redemption of Series D preferred stock to common stock	—	—	938
Securities transferred from available for sale to held to maturity	462	—	—
Loans transferred to held for sale	—	32,111	96,027
Deposits transferred to held for sale	—	76,968	106,409
Dividends declared, not paid	2,013	—	—
Stock consideration granted for acquisitions	217,202	92,258	238,075

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("Heartland") is a multi-bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of Heartland, which are provided through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and individuals. The loans consist primarily of commercial and industrial, owner-occupied commercial real estate, non-owner occupied commercial real estate, real estate construction, agricultural and agricultural real estate, residential real estate and consumer loans.

Principles of Presentation - The consolidated financial statements include the accounts of Heartland and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citywide Banks; Minnesota Bank & Trust; Bank of Blue Valley; Premier Valley Bank; First Bank & Trust; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II, and BVBC Capital Trust III. All of Heartland’s subsidiaries are wholly-owned as of December 31, 2020.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and revenues and expenses for the years then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for credit losses.

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

Trading Securities - Trading securities represent those securities Heartland intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. Heartland had no trading securities at both December 31, 2020 and 2019.

Available for Sale ("AFS") Debt Securities and Equity Securities - Available for sale securities consist of those securities not classified as held to maturity or trading, which management intends to hold for indefinite periods of time or that may be sold in response to changes in interest rates, prepayments or other similar factors. Available for sale securities are stated at fair value with any unrealized gain or loss, net of applicable income tax, reported as a separate component of stockholders’ equity. Security premiums and discounts are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security.

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

Equity securities include Community Reinvestment Act mutual funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. Heartland has not recorded any impairment or other adjustments to the carrying amount of these investments during 2020.

Allowance for Credit Losses on AFS Debt Securities - AFS debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly. The decline in fair value of an AFS debt security due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and Heartland does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis. Heartland had no allowance for credit losses on AFS debt securities recorded at December 31, 2020.

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

Allowance for Credit Losses on Held to Maturity Debt Securities - Heartland measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information that is adjusted for current conditions and supportable forecasts. Heartland's held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions. The forecast and forecast period used in the calculation of the allowance for credit losses for loans is used in calculating the allowance for credit losses on held to maturity debt securities..

Loans Held to Maturity - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Heartland has a loan policy which establishes the credit risk appetite, lending standards and underwriting criteria designed so that Heartland may extend credit in a prudent and sound manner. The Heartland board of directors reviews and approves the loan policy on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Acquired Loans - On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and loans acquired after January 1, 2020 are presented under ASC Topic 326 while loans acquired before January 1, 2020, continue to be reported in accordance with previously applicable GAAP. Heartland adopted ASU 2016-13 using the prospective transition approach for loans purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with ASC 326, Heartland did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. Heartland has acquired loans through acquisitions, some of which have experienced more than insignificant deterioration in credit quality since origination and are classified as PCD loans. Heartland considers the following criteria in determining PCD loans:
•watch, substandard and non-accrual loans;
•loans delinquent more than 30 days as of the acquisition date;
•loans that have experienced more than one 30-59 day delinquency;
•loans that have experienced any delinquency of more than 60 days;
•loan with a TDR status as of the acquisition date;
•loans with a Coronavirus Disease 2019 ("COVID-19") modification as of the acquisition date;
•loans in high-risk industries based on macroeconomic conditions and local market conditions of the acquired entity on acquisition date.

An allowance for credit losses on PCD loans is determined using the same allowance methodology as described below for loans held to maturity. The allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the PCD loan purchase price and allowance for credit loss becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Any subsequent changes to the credit quality of PCD loans are recognized in net income by adjusting the allowance for credit losses through provision expense.

At acquisition, for purchased loans not defined as PCD loans ("non-PCD"), the purpose of the loan (e.g., business, agricultural or personal), the type of borrower (e.g., business or individual) and the type of collateral for the loan (e.g., commercial real estate, residential real estate, general business assets or unsecured) of each loan are considered in order to assign purchased loans into one of the following eight loan pools: commercial and industrial, Paycheck Protection Program ("PPP"), owner occupied commercial real estate, non-owner occupied commercial real estate, real estate construction, agricultural and agricultural real estate, residential real estate and consumer.

For non-PCD loans, the premium or discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the weighted average remaining contractual life of the loan pool. Because Heartland uses the pool method as described above, no adjustment is made to the discount of an individual loan on the specific date of a credit event with respect to such loan. Additionally, the premium or discount accretion is suspended on loans that subsequently become nonperforming.

An allowance for credit losses for non-PCD loans is established through recognition of provision expense in net income using the same methodology as other loans held to maturity.

Allowance for Credit Losses for Loans - As noted previously, Heartland adopted ASU 2016-13 on January 1, 2020, and thus for 2020 follows the current expected credit losses methodology. Prior periods have been reported in accordance with previously applicable GAAP, which followed the incurred credit losses methodology. The following policies noted are under the current expected credit losses methodology. A summary of Heartland's previous policies under the incurred credit losses methodology follows at the end of this section.

The allowance for credit losses is a valuation account that is deducted from the loans held to maturity amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Provisions for credit losses for loans and recoveries on loan previously charged-off by Heartland are added back to the allowance.

Heartland's allowance model is designed to consider the current contractual term of the loan, defined as starting as of the most recent renewal date and ending at maturity date.

Management's estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. Historical loss experience is generally the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms and differences in economic conditions, both current conditions and reasonable and supportable forecasts. If Heartland is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it is required to estimate expected credit losses for the remaining life using an approach that reverts to historical credit loss information. The components of the allowance for credit losses are described more specifically below.

Quantitative Factors
The quantitative component of the allowance for credit losses is measured using historical loss experience using a look back period, currently over the most recent 12 years, on a pool basis for loans with similar risk characteristics. Heartland utilizes third-party software to calculate the expected credit losses using two separate methodologies. For certain commercial and agricultural loans, the expected credit losses are calculated through a transition matrix model derived probability of default and loss given default methodology. The transition matrix model determines the life of loan probability of default using the historical transitions of loans between risk ratings and through default. The probability of default and loss given default methodology have been developed using Heartland’s historical loss experience over the look back period. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using Heartland historical loss experience over the look back-period.

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

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. A loan is collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The impairment will be recognized by creating a specific reserve against the loan with a corresponding charge to provision expense. In most cases, the specific reserve will be charged off in the same quarter as the loss is probable. In some cases, when Heartland believes certain loans do not share the same risk characteristics with other loans in the pool, the standard allows for these loans to be individually assessed. All individually assessed loan calculations are completed at least semi-annually.

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
•concentrations of credit
•other external factors

The qualitative adjustments are based on the comparison of the current condition to the average condition over the look back period. The adjustment amount can be either positive or negative depending on whether or not the current condition is better or worse than the historical average. Heartland incorporates the adjustments for changes in current conditions using an overlay approach. The adjustments are applied as a percentage adjustment in addition to the calculated historical loss rates of each pool. These adjustments reflect the extent to which Heartland expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. Heartland utilizes an anchoring approach to determine the minimum and maximum amount of qualitative allowance for credit losses, which is determined by comparing the highest and lowest historical rate to the average loss rate to calculate the rate for the adjustment.

Economic Forecasting
The allowance for credit losses estimate incorporates a reasonable and supportable forecast of various macro-economic indices over the remaining life of Heartland’s assets. Heartland utilizes an overlay approach for its economic forecasting component, similar to the method utilized for the qualitative factors. The length of the reasonable and supportable forecast period is a judgmental determination based on the level to which the entity can support its forecast of economic conditions that drive its estimate of expected loss. Heartland compares forecasted macro-economic indices, such as unemployment and gross domestic product, to the economic conditions that existed over Heartland's look back period.

Heartland uses Moody's baseline economic forecast scenario, which is updated quarterly in Heartland's methodology. The economic forecast reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. For Heartland's January 1, 2020 calculation, a two-year reasonable and supportable forecast period was used. Because of the economic uncertainty associated with COVID-19, Heartland utilized a one-year reasonable and supportable forecast period for the calculation of the December 31, 2020 allowance for credit losses.

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

Under the incurred credit losses methodology utilized in the prior periods, the allowance for loan losses was maintained at a level estimated by management to provide for known and inherent risks in the loan portfolio. The allowance for loan losses was based upon a continuing review of past loan loss experience, current economic conditions, volume growth, the underlying collateral value of the loans and other relevant factors. Loans which were deemed uncollectible were charged-off and deducted from the allowance for loan losses. Provisions for loan losses and recoveries on loans previously charged-off by Heartland were added to the allowance for loan losses.

The incurred credit losses methodology included the establishment of a dual risk rating system, which allowed for the utilization of a probability of default and loss given default for certain commercial and agricultural loans in the calculation of the allowance for loan losses. The probability of default and loss given default methodology was developed using Heartland’s default and loss experience over historical observation periods. Heartland's incurred credit losses methodology also utilized loss emergence periods, which represented the average amount of time from the point that a loss was incurred to the point at which the loss was confirmed. The loss rates used in the allowance calculation were periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. In addition to past loss experience, management also utilized certain qualitative factors in our incurred credit losses methodology including the overall composition of the loan portfolio, general economic conditions, types of loans, loan collateral values, and trends in loan delinquencies and non-performing assets.

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

During 2020, TDR treatments were updated due to COVID-19 and the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") regulation. Under the CARES Act, banking institutions are not required to classify modifications as TDR’s if the following three conditions are met: 1) the deferral was related to COVID-19, 2) executed on a loan that was not more than 30 days past due as of December 31, 2019, and 3) executed between March 1, 2020 and the later of December 31, 2020 or the last day of the Declaration of National Emergency. Heartland has adopted the CARES Act rule for TDR classification and has enhanced its procedures for deferral monitoring.

A loan that is a TDR that has an interest rate consistent with market rates at the time of restructuring and is in compliance with its modified terms in the calendar year after the year in which the restructuring took place is no longer considered a TDR. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due under the modified repayment terms. A loan that has been modified at a below market rate will remain classified as a TDR. If the borrower’s financial conditions improve to the extent that the borrower qualifies for a new loan with market terms, the new loan will not be considered a TDR if Heartland's credit analysis shows the borrower's ability to perform under scheduled terms.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

At December 31, 2020 and 2019, loans held for sale primarily consisted of 1-4 family residential mortgages.

Allowance for Credit Losses on Unfunded Loan Commitments - Heartland estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by Heartland using the same allowance methodology for credit losses for loans described above. Management uses an estimated average utilization rate to determine the exposure at default. The allowance for unfunded commitments is recorded in the Accrued Expenses and Other Liabilities section of the consolidated balance sheets.

Mortgage Servicing and Transfers of Financial Assets - Heartland regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. Heartland generally retains the right to service the sold loans for a fee. Heartland's First Bank and Trust subsidiary serviced mortgage loans primarily for government sponsored entities with aggregate unpaid principal balance of $743.3 million and $616.7 million, at December 31, 2020 and 2019, respectively.

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

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is recorded at the estimated fair value of the property less disposal costs. The excess of carrying value over fair value less disposal costs is charged against the allowance for credit losses. Subsequent write downs estimated on the basis of later valuations and gains or losses on sales are charged to loss on sales/valuation of assets, net. Expenses incurred in maintaining such properties are charged to other real estate and loan collection expenses.

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

In evaluating goodwill for impairment, Heartland first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If Heartland concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if Heartland concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then Heartland performs a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. A goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Due to the COVID-19 pandemic and economic conditions, an interim quantitative assessment of goodwill was performed during the second quarter of 2020, and no goodwill impairment was identified. The impairment testing involved estimating the fair value of reporting units using a combination of discounted cash flows and market-based approaches. Depending on the specific approach, significant assumptions included the discount rate used for cash flows, long-term growth rate, forecasted cash flow projections and control premiums and multiples.

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

The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. As of December 31, 2020, a valuation allowance of $422,000 was required on Heartland's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $1.4 million was required on Heartland's mortgage servicing rights with an original term of 30 years. At December 31, 2019, a valuation allowance of $114,000 was required on Heartland's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $797,000 was required on Heartland's mortgage servicing rights with an original term of 30 years.

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

Heartland has fair value hedging relationships at December 31, 2020. Heartland uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. Heartland uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

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

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, are shown in the table below, dollars and number of shares in thousands, except per share data:

	2020	2019	2018
Net income attributable to Heartland	$137,938	$149,129	$116,998
Preferred dividends	(4,451)	—	(39)
Net income available to common stockholders	$133,487	$149,129	$116,959
Weighted average common shares outstanding for basic earnings per share	37,269	35,991	33,012
Assumed incremental common shares issued upon vesting of restricted stock units	88	71	201
Weighted average common shares for diluted earnings per share	37,357	36,062	33,213
Earnings per common share — basic	$3.58	$4.14	$3.54
Earnings per common share — diluted	$3.57	$4.14	$3.52

Subsequent Events - Heartland has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

Effect of New Financial Accounting Standards -

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

Heartland's adoption of ASU 2016-13 resulted in an increase of $12.1 million to the allowance for credit losses related to loans, which included the addition of $6.0 million of purchased credit impaired discount on previously acquired loans and a cumulative-effect adjustment to retained earnings totaling $4.6 million, net of taxes of $1.5 million. Heartland adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously classified as PCI and accounted for under ASC 310-30. In accordance with ASC 326, Heartland did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date.

The adoption of ASU 2016-13 resulted in an increase of $13.6 million to the allowance for unfunded commitments and a cumulative-effect adjustment to retained earnings totaling $10.2 million, net of taxes of $3.4 million.

The adoption of ASU 2016-13 also established an allowance for credit losses for Heartland's held to maturity debt securities of $158,000 and a cumulative-effect adjustment to retained earnings totaling $118,000, net of taxes of $40,000. Heartland did not record an allowance for credit losses for Heartland's available for sale debt securities upon adoption of ASU 2016-13 or at December 31, 2020.

The total result of the adoption of ASU 2016-13 was a cumulative-effect adjustment to Heartland's retained earnings of $14.9 million, net of taxes of $5.0 million.

Heartland elected to not measure an allowance for credit losses on accrued interest as such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. Heartland elected to not include accrued interest within the presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the consolidated financial statements and notes contained in this Annual Report on Form 10-K.

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

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)." The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity performs only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. An entity has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This ASU was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and was applied prospectively. Early adoption was permitted, including in an interim period for impairment tests performed after January 1, 2017. Heartland adopted ASU 2017-04 in the first quarter of 2020.

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

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting." In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial. The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. Heartland has a formal working group that is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR. Currently, Heartland has adjustable rate loans, several debt obligations and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is expected to take place at the end of 2021, and management will continue to actively assess the related opportunities and risks involved in this transition.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Heartland adopted this ASU on January 1, 2021, as required, and the adoption did not have a material impact on its results of operations, financial position and liquidity.

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

TWO
ACQUISITIONS

Johnson Bank branches
On December 4, 2020, Arizona Bank & Trust ("AB&T"), a wholly-owned subsidiary of Heartland headquartered in Phoenix, Arizona, completed its acquisition of certain assets and assumed substantially all of the deposits and certain other liabilities of

Johnson Bank’s Arizona operations, which includes four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. As of the closing date, AB&T acquired, at fair value, total assets of $419.7 million, which included gross loans of $150.7 million, and deposits of $415.5 million.

AIM Bancshares, Inc.
On October 19, 2020, Heartland entered into an Amended and Restated Agreement and Plan of Merger (the "agreement") with First Bank & Trust ("FBT"), Heartland's Texas wholly-owned subsidiary, AIM Bancshares, Inc. ("AIM"), AimBank, a Texas stated chartered bank and wholly-owned subsidiary of AIM, and the shareholder representative of AIM providing for Heartland to acquire AIM and AimBank in a two-step transaction. The transaction closed on December 4, 2020.

Pursuant the agreement, each share of AimBank common stock was converted into the right to receive 207 shares of Heartland common stock and $1,887.16 of cash, subject to certain hold-back provisions of the agreement. Based on the closing price of $41.89 per share of Heartland common stock on December 4, 2020, the aggregate merger consideration received by AimBank stockholders was valued at approximately $264.5 million, which was paid by delivery of Heartland common stock valued at $217.2 million and cash of $47.3 million, subject to certain hold-back provisions of the merger agreement relating to the cash consideration. In addition, holders of in-the-money options to acquire shares of AimBank common stock received aggregate consideration of approximately $4.9 million in exchange for the cancellation of such stock options.

The transaction included, at fair value, total assets of $1.97 billion, including $1.09 billion of gross loans held to maturity, and deposits of $1.67 billion. The transaction was considered a tax-free reorganization with respect to the stock consideration received by the shareholders of AimBank.

The assets and liabilities of AimBank were recorded on the consolidated balance sheet at the estimated fair value on the acquisition date. Loans classified as non-PCD were recorded on acquisition date at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates.

The following table represents, in thousands, the amounts recorded on the consolidated balance sheet as of December 4, 2020:

As of December 4, 2020
Fair value of consideration paid:
Common stock (5,185,045 shares)	$217,202
Cash	47,275
Total consideration paid	264,477
Fair value of assets acquired
Cash and cash equivalents	470,085
Securities:
Carried at fair value	267,936
Other securities	3,210
Loans held to maturity	1,087,041
Allowance for credit losses for loans	(12,055)
Net loans held to maturity	1,074,986
Premises, furniture and equipment, net	27,867
Other real estate, net	1,119
Core deposit intangibles and customer relationships, net	3,102
Cash surrender value on life insurance	13,418
Other assets	20,159
Total assets	1,881,882
Fair value of liabilities assumed
Deposits	1,670,715
Short term borrowings	26,306
Other liabilities	11,807
Total liabilities assumed	1,708,828
Fair value of net assets acquired	173,054
Goodwill resulting from acquisition	$91,423

Heartland recognized $91.4 million of goodwill in conjunction with the acquisition of AimBank which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 8 for further information on goodwill.

Pro Forma Information (unaudited): The following pro forma information represents the results of operations for the years ended December 31, 2020, and 2019, as if the AimBank acquisition occurred on January 1, 2020, and January 1, 2019, respectively:

Dollars in thousands, except per share data (unaudited)	For the Years Ended December 31,
	2020	2019
Net interest income	$557,166	$491,462
Net income available to common stockholders	167,168	170,010
Basic earnings per share	3.94	4.13
Diluted earnings per share	3.93	4.12

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred on January 1, 2020, and January 1, 2019, respectively, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition or adjustments for transaction costs. The pro forma results also do not include adjustment for income taxes. These pro forma results require significant estimates and judgments particularly with respect to valuation and accretion of income associated with the acquired loans.

Heartland incurred $2.5 million of pre-tax merger related expenses in the year ended December 31, 2020, associated with the AimBank acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the category of acquisition, integration and restructuring costs.

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

THREE
CASH AND DUE FROM BANKS

The Heartland banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. On March 15, 2020, the Federal Reserve temporarily suspended the reserve requirement due to the COVID-19 pandemic. The reserve balance requirement at December 31, 2019 was $46.8 million.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
U.S. treasuries	$1,995	$31	$—	$2,026
U.S. agencies	167,048	657	(926)	166,779
Obligations of states and political subdivisions	1,562,631	75,555	(2,959)	1,635,227
Mortgage-backed securities - agency	1,351,964	16,029	(12,723)	1,355,270
Mortgage-backed securities - non-agency	1,428,068	22,688	(1,640)	1,449,116
Commercial mortgage-backed securities - agency	171,451	3,440	(738)	174,153
Commercial mortgage-backed securities - non-agency	253,421	37	(691)	252,767
Asset-backed securities	1,064,255	9,421	(4,410)	1,069,266
Corporate bonds	3,763	8	(29)	3,742
Total debt securities	6,004,596	127,866	(24,116)	6,108,346
Equity securities with a readily determinable fair value	19,629	—	—	19,629
Total	$6,024,225	$127,866	$(24,116)	$6,127,975
December 31, 2019
U.S. treasuries	$8,466	$37	$—	$8,503
U.S. agencies	185,566	671	(1,561)	184,676
Obligations of states and political subdivisions	704,073	12,516	(9,399)	707,190
Mortgage-backed securities - agency	763,733	7,598	(4,605)	766,726
Mortgage-backed securities - non-agency	427,315	4,312	(1,130)	430,497
Commercial mortgage-backed securities - agency	68,019	989	(143)	68,865
Commercial mortgage-backed securities - non-agency	435,195	3,113	(1,983)	436,325
Asset-backed securities	700,631	529	(9,581)	691,579
Corporate bonds	—	—	—	—
Total debt securities	3,292,998	29,765	(28,402)	3,294,361
Equity securities	18,435	—	—	18,435
Total	$3,311,433	$29,765	$(28,402)	$3,312,796

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2020, and December 31, 2019, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2020
Obligations of states and political subdivisions	$88,890	$11,151	$—	$100,041	$(51)
Total	$88,890	$11,151	$—	$100,041	$(51)
December 31, 2019
Obligations of states and political subdivisions	$91,324	$9,160	$—	$100,484	$—
Total	$91,324	$9,160	$—	$100,484	$—

As of December 31, 2020, Heartland had $20.8 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2020, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,579	$3,624
Due in 1 to 5 years	26,507	27,252
Due in 5 to 10 years	168,981	173,927
Due after 10 years	1,536,370	1,602,971
Total debt securities	1,735,437	1,807,774
Mortgage and asset-backed securities	4,269,159	4,300,572
Equity securities with a readily determinable fair value	19,629	19,629
Total investment securities	$6,024,225	$6,127,975

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2020, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2020
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,933	$1,963
Due in 1 to 5 years	24,129	25,871
Due in 5 to 10 years	54,329	60,040
Due after 10 years	8,499	12,167
Total investment securities	$88,890	$100,041

As of December 31, 2020, securities with a carrying value of $2.12 billion were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2020, 2019 and 2018 are summarized as follows, in thousands:

	2020	2019	2018
Available for Sale Securities sold:
Proceeds from sales	$1,097,378	$1,628,467	$727,895
Gross security gains	13,208	11,774	3,661
Gross security losses	5,616	4,115	2,576

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in Heartland's securities portfolio as of December 31, 2020, and December 31, 2019. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2020, and December 31, 2019, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2020
U.S. agencies	$2,981	$(8)	5	$99,922	$(918)	72	$102,903	$(926)	77
Obligations of states and political subdivisions	346,598	(2,959)	49	—	—	—	346,598	(2,959)	49
Mortgage-backed securities - agency	653,793	(12,342)	35	31,012	(381)	3	684,805	(12,723)	38
Mortgage-backed securities - non-agency	378,843	(1,639)	17	1,622	(1)	1	380,465	(1,640)	18
Commercial mortgage-backed securities - agency	46,541	(738)	6	—	—	—	46,541	(738)	6
Commercial mortgage-backed securities - non-agency	100,042	(15)	2	35,428	(676)	3	135,470	(691)	5
Asset-backed securities	141,824	(643)	9	340,452	(3,767)	24	482,276	(4,410)	33
Corporate bonds	1,908	(29)	4	—	—	—	1,908	(29)	4
Total temporarily impaired securities	$1,672,530	$(18,373)	127	$508,436	$(5,743)	103	$2,180,966	$(24,116)	230
December 31, 2019
U.S. agencies	$94,774	$(957)	57	$49,555	$(604)	24	$144,329	$(1,561)	81
Obligations of states and political subdivisions	387,534	(9,399)	50	—	—	—	387,534	(9,399)	50
Mortgage-backed securities - agency	182,614	(1,763)	36	92,928	(2,842)	17	275,542	(4,605)	53
Mortgage-backed securities - non-agency	225,807	(1,130)	6	251	—	1	226,058	(1,130)	7
Commercial mortgage-backed securities - agency	12,509	(128)	4	1,842	(15)	1	14,351	(143)	5
Commercial mortgage-backed securities - non-agency	214,774	(1,544)	19	55,896	(439)	4	270,670	(1,983)	23
Asset-backed securities	501,254	(8,667)	28	40,760	(914)	11	542,014	(9,581)	39
Corporate bonds	—	—		—	—	—	—	—	—
Total temporarily impaired securities	$1,619,266	$(23,588)	200	$241,232	$(4,814)	58	$1,860,498	$(28,402)	258

Heartland had no securities held to maturity with unrealized losses at December 31, 2020, or December 31, 2019.

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

The remaining unrealized losses on Heartland's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2020.

The remaining unrealized losses on Heartland's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because Heartland has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2020.

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

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by major security type for the quarter and year ended December 31, 2020:

Obligations of states and political subdivisions
Balance at December 31, 2019	$—
Impact of ASU 2016-13 adoption on January 1, 2020	158
Adjusted balance at January 1, 2020	158
Provision for credit losses	(107)
Balance at December 31, 2020	$51

The following table summarizes, in thousands, the carrying amount of Heartland's held to maturity debt securities by investment rating as of December 31, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

Rating	Obligations of states and political subdivisions
AAA	$—
AA, AA+, AA-	64,385
A+, A, A-	18,353
BBB	4,208
Not Rated	1,944
Total	$88,890

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $19.5 million at December 31, 2020 and $16.8 million at December 31, 2019.

The Heartland banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. Heartland considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. Heartland evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2020, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2020, and December 31, 2019, were as follows, in thousands:

	December 31, 2020	December 31, 2019
Loans receivable held to maturity:
Commercial and industrial	$2,534,799	$2,530,809
Paycheck Protection Program ("PPP")	957,785	—
Owner occupied commercial real estate	1,776,406	1,472,704
Non-owner occupied commercial real estate	1,921,481	1,495,877
Real estate construction	863,220	1,027,081
Agricultural and agricultural real estate	714,526	565,837
Residential real estate	840,442	832,277
Consumer	414,392	443,332
Total loans receivable held to maturity	10,023,051	8,367,917
Allowance for credit losses	(131,606)	(70,395)
Loans receivable, net	$9,891,445	$8,297,522

On January 1, 2020, Heartland adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additionally, Heartland reclassified its loan categories to align more closely with Federal Deposit Insurance Corporation ("FDIC") reporting requirements and classification codes, and all prior periods have been adjusted. As of December 31, 2020, Heartland had $42.4 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. Heartland does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at December 31, 2020, and December 31, 2019, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. As of December 31, 2020, individually assessed loans include lending relationships with total exposure of $500,000 or more and are nonaccrual and any loans that no longer shares the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2019.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2020
Commercial and industrial	$4,077	$34,741	$38,818	$16,578	$2,518,221	$2,534,799
PPP	—	—	—	—	957,785	957,785
Owner occupied commercial real estate	111	19,890	20,001	11,174	1,765,232	1,776,406
Non-owner occupied commercial real estate	3,250	17,623	20,873	13,490	1,907,991	1,921,481
Real estate construction	—	20,080	20,080	—	863,220	863,220
Agricultural and agricultural real estate	1,988	5,141	7,129	15,453	699,073	714,526
Residential real estate	—	11,935	11,935	535	839,907	840,442
Consumer	—	12,770	12,770	—	414,392	414,392
Total	$9,426	$122,180	$131,606	$57,230	$9,965,821	$10,023,051

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total

December 31, 2019
Commercial and industrial	$6,276	$27,931	$34,207	$31,814	$2,498,995	$2,530,809
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	352	7,569	7,921	9,468	1,463,236	1,472,704
Non-owner occupied commercial real estate	33	7,551	7,584	1,730	1,494,147	1,495,877
Real estate construction	—	8,677	8,677	685	1,026,396	1,027,081
Agricultural and agricultural real estate	916	4,764	5,680	18,554	547,283	565,837
Residential real estate	176	1,328	1,504	20,678	811,599	832,277
Consumer	419	4,403	4,822	4,123	439,209	443,332
Total	$8,172	$62,223	$70,395	$87,052	$8,280,865	$8,367,917

Heartland had $6.2 million of troubled debt restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms. Heartland had $7.6 million of troubled debt restructured loans at December 31, 2019, of which $3.8 million were classified as nonaccrual and $3.8 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2020, and December 31, 2019, in thousands:

For the Years Ended
	December 31, 2020			December 31, 2019
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial and industrial	1	$20	$20	1	$40	$40
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	2	92	98	6	623	649
Consumer	—	—	—	—	—	—
Total	3	$112	$118	7	$663	$689
The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on Heartland’s residential real estate troubled debt restructured loans is due to principal deferment collected from government guarantees and capitalized interest and escrow. At December 31, 2020, there were no commitments to extend credit to any of the borrowers with an existing TDR. The tables above do not include any loan modifications made under COVID-19 modification programs.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2020, and December 31, 2019, in thousands, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
For the Years Ended
	December 31, 2020		December 31, 2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	1	232	2	210
Consumer	—	—	—	—
Total	1	$232	2	$210

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of December 31, 2020, and December 31, 2019, Heartland had no loans classified as doubtful and no loans classified as loss.

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2020, in thousands:

	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$557,853	$340,809	$168,873	$215,696	$101,010	$337,834	$541,627	$2,263,702
Watch	41,574	24,676	19,672	14,262	8,072	2,474	49,432	160,162
Substandard	23,024	16,274	8,897	15,717	9,098	19,537	18,388	110,935
Commercial and industrial total	$622,451	$381,759	$197,442	$245,675	$118,180	$359,845	$609,447	$2,534,799
PPP
Pass	$880,709	$—	$—	$—	$—	$—	$—	$880,709
Watch	22,533	—	—	—	—	—	—	22,533
Substandard	54,543	—	—	—	—	—	—	54,543
PPP total	$957,785	$—	$—	$—	$—	$—	$—	$957,785
Owner occupied commercial real estate
Pass	$400,662	$369,401	$300,242	$167,470	$107,234	$213,780	$33,759	$1,592,548
Watch	15,345	13,764	22,488	20,811	8,717	15,282	4,311	100,718
Substandard	15,914	9,522	12,164	14,147	8,580	21,708	1,105	83,140
Owner occupied commercial real estate total	$431,921	$392,687	$334,894	$202,428	$124,531	$250,770	$39,175	$1,776,406
Non-owner occupied commercial real estate
Pass	$334,722	$411,301	$305,456	$194,101	$108,070	$233,153	$24,466	$1,611,269
Watch	22,826	55,225	24,718	18,724	20,954	45,672	5,114	193,233
Substandard	30,899	15,035	23,290	17,046	9,147	21,060	502	116,979
Non-owner occupied commercial real estate total	$388,447	$481,561	$353,464	$229,871	$138,171	$299,885	$30,082	$1,921,481
Real estate construction
Pass	$311,625	$309,678	$157,171	$12,625	$6,954	$5,110	$21,431	$824,594
Watch	2,105	26,659	2,403	332	55	388	1,295	33,237
Substandard	196	2,760	2,036	—	39	358	—	5,389
Real estate construction total	$313,926	$339,097	$161,610	$12,957	$7,048	$5,856	$22,726	$863,220
Agricultural and agricultural real estate
Pass	$171,578	$90,944	$62,349	$39,252	$17,626	$37,696	$148,456	$567,901
Watch	20,500	16,202	8,854	2,448	3,515	3,157	12,282	66,958
Substandard	17,403	7,044	23,519	6,758	3,917	9,952	11,074	79,667
Agricultural and agricultural real estate total	$209,481	$114,190	$94,722	$48,458	$25,058	$50,805	$171,812	$714,526
Residential real estate
Pass	$153,017	$99,440	$118,854	$83,534	$63,477	$244,852	$33,467	$796,641
Watch	3,986	4,507	2,188	1,896	3,117	8,525	—	24,219
Substandard	980	442	2,507	1,528	884	12,141	1,100	19,582
Residential real estate total	$157,983	$104,389	$123,549	$86,958	$67,478	$265,518	$34,567	$840,442
Consumer
Pass	$37,037	$27,646	$18,811	$15,034	$4,009	$19,483	$280,996	$403,016
Watch	168	352	647	340	82	646	1,622	3,857
Substandard	481	959	1,884	500	897	1,976	822	7,519
Consumer total	$37,686	$28,957	$21,342	$15,874	$4,988	$22,105	$283,440	$414,392

Total pass	$2,847,203	$1,649,219	$1,131,756	$727,712	$408,380	$1,091,908	$1,084,202	$8,940,380
Total watch	129,037	141,385	80,970	58,813	44,512	76,144	74,056	604,917
Total substandard	143,440	52,036	74,297	55,696	32,562	86,732	32,991	477,754
Total loans	$3,119,680	$1,842,640	$1,287,023	$842,221	$485,454	$1,254,784	$1,191,249	$10,023,051

Included in Heartland's nonpass loans at December 31, 2020 were $77.1 million of nonpass PPP loans as a result of risk ratings on related credits. Heartland's risk rating methodology assigns a risk rating to the whole lending relationship. Heartland has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

The following table presents loans by credit quality indicator at December 31, 2019, in thousands:

	Pass	Nonpass	Total
December 31, 2019
Commercial and industrial	$2,352,131	$178,678	$2,530,809
Owner occupied commercial real estate	1,369,290	103,414	1,472,704
Non-owner occupied commercial real estate	1,429,760	66,117	1,495,877
Real estate construction	984,736	42,345	1,027,081
Agricultural and agricultural real estate	454,272	111,565	565,837
Residential real estate	790,226	42,051	832,277
Consumer	430,733	12,599	443,332
Total loans receivable held to maturity	$7,811,148	$556,769	$8,367,917

The nonpass category in the table above is comprised of approximately 60% special mention and 40% substandard as of December 31, 2019. The percentage of nonpass loans on nonaccrual status as of December 31, 2019, was 14%. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified.

As of December 31, 2020, Heartland had $1.7 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding Heartland's accruing and nonaccrual loans at December 31, 2020, and December 31, 2019, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2020
Commercial and industrial	$5,825	$2,322	$720	$8,867	$2,504,170	$21,762	$2,534,799
PPP	1	—	—	1	957,784	—	957,785
Owner occupied commercial real estate	2,815	167	—	2,982	1,759,649	13,775	1,776,406
Non-owner occupied commercial real estate	2,143	2,674	—	4,817	1,902,003	14,661	1,921,481
Real estate construction	2,446	96	—	2,542	859,784	894	863,220
Agricultural and agricultural real estate	1,688	—	—	1,688	694,150	18,688	714,526
Residential real estate	1,675	83	—	1,758	825,047	13,637	840,442
Consumer	807	139	—	946	409,477	3,969	414,392
Total loans receivable held to maturity	$17,400	$5,481	$720	$23,601	$9,912,064	$87,386	$10,023,051
December 31, 2019
Commercial and industrial	$5,121	$904	$3,899	$9,924	$2,491,110	$29,775	$2,530,809
PPP	—	—	—	—	—	—	—
Owner occupied commercial real estate	3,487	690	—	4,177	1,461,589	6,938	1,472,704
Non-owner occupied commercial real estate	614	81	—	695	1,493,619	1,563	1,495,877
Real estate construction	5,689	72	—	5,761	1,020,153	1,167	1,027,081
Agricultural and agricultural real estate	3,734	79	26	3,839	541,455	20,543	565,837
Residential real estate	4,166	24	180	4,370	814,840	13,067	832,277
Consumer	2,511	651	—	3,162	436,675	3,495	443,332
Total loans receivable held to maturity	$25,322	$2,501	$4,105	$31,928	$8,259,441	$76,548	$8,367,917

Loans delinquent 30 to 89 days as a percent of total loans were 0.23% at December 31, 2020, compared to 0.33% at December 31, 2019. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least semi-annually.

Heartland recognized $0 of interest income on nonaccrual loans during the year ended December 31, 2020. As of December 31, 2020, Heartland had $32.5 million of nonaccrual loans with no related allowance.

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

	Unpaid Principal Balance	Loan Balance	Related Allowance Recorded	Year-to-Date Avg. Loan Balance	Year-to-Date Interest Income Recognized
Impaired loans with a related allowance:
Commercial and industrial	$11,727	$11,710	$6,276	$11,757	$6
Owner occupied commercial real estate	712	712	352	1,435	22
Non-owner occupied commercial real estate	138	138	33	—	—
Real estate construction	17	17	—	—	—
Agricultural and agricultural real estate	2,751	2,237	916	2,739	—
Residential real estate	1,378	1,378	176	1,116	—
Consumer	998	997	419	1,170	11
Total loans held to maturity	$17,721	$17,189	$8,172	$18,217	$39
Impaired loans without a related allowance:
Commercial and industrial	$22,525	$20,104	$—	$19,141	$782
Owner occupied commercial real estate	8,756	8,756	—	8,337	341
Non-owner occupied commercial real estate	1,592	1,592	—	1,515	62
Real estate construction	668	668	—	636	26
Agricultural and agricultural real estate	19,113	16,317	—	16,837	60
Residential real estate	19,382	19,300	—	17,073	280
Consumer	3,135	3,126	—	4,182	45
Total loans held to maturity	$75,171	$69,863	$—	$67,721	$1,596
Total impaired loans held to maturity:
Commercial and industrial	$34,252	$31,814	$6,276	$30,898	$788
Owner occupied commercial real estate	9,468	9,468	352	9,772	363
Non-owner occupied commercial real estate	1,730	1,730	33	1,515	62
Real estate construction	685	685	—	636	26
Agricultural and agricultural real estate	21,864	18,554	916	19,576	60
Residential real estate	20,760	20,678	176	18,189	280
Consumer	4,133	4,123	419	5,352	56
Total impaired loans held to maturity	$92,892	$87,052	$8,172	$85,938	$1,635

The following table sets forth information regarding the PCD loans acquired during 2020 as of the date of acquisition, in thousands:

	Purchase Price	Allowance for Credit Losses	Premium/ (Discount)	Book Value
Commercial and industrial	$81,917	$(1,707)	$170	$80,380
PPP	—	—	—	—
Owner occupied commercial real estate	74,854	(1,205)	(56)	73,593
Non-owner occupied commercial real estate	134,135	(6,465)	(3,150)	124,520
Real estate construction	19,405	(603)	360	19,162
Agricultural and agricultural real estate	54,584	(1,848)	(413)	52,323
Residential real estate	25,556	(410)	94	25,240
Consumer	2,760	(75)	17	2,702
Total PCD loans	$393,211	$(12,313)	$(2,978)	$377,920
Loans are made in the normal course of business to directors, officers and principal holders of equity securities of Heartland. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2020 and 2019, were as follows, in thousands:

	2020	2019
Balance at beginning of year	$184,568	$124,983
Advances	73,412	91,287
Repayments	(42,531)	(31,702)
Balance at end of year	$215,449	$184,568

SIX
ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for loans for the years ended December 31, 2020, 2019 and 2018 were as follows, in thousands:

	2020	2019	2018
Balance at beginning of year	$70,395	$61,963	$55,686
Impact of the adoption of ASU 2016-13 on January 1, 2020	12,071	—	—
Adjusted balance at January 1, 2020	82,466	61,963	55,686
Allowance for purchased credit deteriorated loans	12,313	—	—
Provision for credit losses	65,745	16,657	24,013
Recoveries on loans previously charged-off	3,804	5,365	3,549
Loans charged-off	(32,722)	(13,590)	(21,285)
Balance at end of year	$131,606	$70,395	$61,963

Changes in the allowance for credit losses for loans by loan category for the years ended December 31, 2020, and December 31, 2019, were as follows, in thousands:

	Balance at 12/31/2019	Impact of ASU 2016-13 adoption on 1/1/2020	Adjusted balance at 1/1/2020	Purchased Credit Deteriorated Allowance	Charge-offs	Recoveries	Provision	Balance at 12/31/2020
Commercial and industrial	$34,207	$(272)	$33,935	$1,707	$(14,974)	$1,277	$16,873	$38,818
PPP	—	—	—	—	—	—	—	—
Owner occupied commercial real estate	7,921	(114)	7,807	1,205	(13,671)	205	24,455	20,001
Non-owner occupied commercial real estate	7,584	(2,617)	4,967	6,465	(45)	30	9,456	20,873
Real estate construction	8,677	6,335	15,012	603	(105)	220	4,350	20,080
Agricultural and agricultural real estate	5,680	(387)	5,293	1,848	(1,201)	971	218	7,129
Residential real estate	1,504	4,817	6,321	410	(515)	108	5,611	11,935
Consumer	4,822	4,309	9,131	75	(2,211)	993	4,782	12,770
Total	$70,395	$12,071	$82,466	$12,313	$(32,722)	$3,804	$65,745	$131,606

	12/31/2018	Charge-offs	Recoveries	Provision	12/31/2019
Commercial and industrial	$29,958	$(7,129)	$2,462	$8,916	$34,207
PPP	—	—	—	—	—
Owner occupied commercial real estate	6,247	(119)	178	1,615	7,921
Non-owner occupied commercial real estate	7,182	(21)	201	222	7,584
Real estate construction	6,707	(156)	255	1,871	8,677
Agricultural and agricultural real estate	4,916	(2,633)	529	2,868	5,680
Residential real estate	1,813	(458)	139	10	1,504
Consumer	5,140	(3,074)	1,601	1,155	4,822
Total	$61,963	$(13,590)	$5,365	$16,657	$70,395

Changes in the allowance for credit losses on unfunded commitments for the year ended December 31, 2020, were as follows:

Balance at December 31, 2019	$248
Impact of ASU 2016-13 adoption on January 1, 2020	13,604
Adjusted balance at January 1, 2020	13,852
Provision	1,428
Balance at December 31, 2020	$15,280

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

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2020, and December 31, 2019, were as follows, in thousands:

	2020	2019
Land and land improvements	$61,930	$60,444
Buildings and building improvements	192,702	176,838
Furniture and equipment	69,468	65,617
Total	324,100	302,899
Less accumulated depreciation	(104,505)	(105,341)
Premises, furniture and equipment, net	$219,595	$197,558

Depreciation expense on premises, furniture and equipment was $11.8 million, $12.0 million and $11.7 million for 2020, 2019 and 2018, respectively. Depreciation expense on buildings and building improvements of $6.5 million, $6.2 million and $5.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $5.3 million, $5.8 million and $6.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, is recorded in furniture and equipment expense on the consolidated statements of income.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

Heartland had goodwill of $576.0 million at December 31, 2020, and $446.3 million at December 31, 2019. Heartland conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment. Due to the COVID-19 pandemic and economic conditions, an interim quantitative assessment of goodwill was performed during the second quarter of 2020, and no goodwill impairment was identified.

Heartland recorded $91.4 million of goodwill and $3.1 million of core deposit intangibles in connection with the acquisition of AimBank, headquartered in Levelland, Texas on December 4, 2020.

Heartland recorded $38.4 million of goodwill and $1.3 million of core deposit intangibles in connection with the acquisition of certain assets and substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, headquartered in Racine, Wisconsin on December 4, 2020.

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

The core deposit intangibles recorded with the AimBank and Blue Valley Ban Corp. acquisitions are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the AimBank and Blue Valley Ban Corp. acquisitions resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

The core deposit intangibles and goodwill recorded with Johnson Bank's Arizona operations and Rockford Bank and Trust Company acquisition of substantially all of the assets and substantially all of the deposits and certain other liabilities, is deductible for tax purposes and the core deposit intangibles are expected to be amortized over a period of 10 years on an accelerated basis for book purposes.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2020, and December 31, 2019, are presented in the table below, in thousands:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$58,970	$42,215	$96,821	$48,338	$48,483
Customer relationship intangible	1,177	1,009	168	1,177	972	205
Mortgage servicing rights	11,268	6,079	5,189	7,886	2,265	5,621
Commercial servicing rights	7,054	6,191	863	6,952	5,837	1,115
Total	$120,684	$72,249	$48,435	$112,836	$57,412	$55,424

On April 30, 2019, Dubuque Bank and Trust Company closed on the sale of substantially all of its servicing rights portfolio, which contained loans with an unpaid principal balance of $3.31 billion to PNC Bank, N.A. The transaction qualified as a sale, and $20.6 million of mortgage servicing rights were de-recognized on the consolidated balance sheet in 2019. Cash of approximately $36.6 million was received during 2019, and Heartland recorded a gain on the sale of this portfolio of approximately $14.5 million.

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangible	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Year ending December 31,
2021	$9,360	$35	$1,297	$251	$10,943
2022	7,702	34	1,112	222	9,070
2023	6,739	34	927	162	7,862
2024	5,591	33	741	110	6,475
2025	4,700	32	556	118	5,406
Thereafter	8,123	—	556	—	8,679
Total	$42,215	$168	$5,189	$863	$48,435

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2020. Heartland's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were $743.3 million and $616.7 million as of December 31, 2020, and December 31, 2019, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at First Bank & Trust were approximately $5.7 million and $5.0 million as of December 31, 2020, and December 31, 2019, respectively.

The fair value of Heartland's mortgage servicing rights at First Bank & Trust was estimated at $5.2 million and $5.6 million at December 31, 2020, and December 31, 2019, respectively, and is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

Heartland transferred custodial escrow balances totaling $22.9 million to PNC Bank, N.A. in conjunction with the transfer of the mortgage servicing rights portfolio on August 1, 2019.

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of First Bank & Trust's mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 16.20% as of December 31, 2020 compared to 14.20% for the December 31, 2019 valuation. The discount rate was 9.02% for the December 31, 2020 valuations and 9.03% for the December 31, 2019 valuations. The average capitalization rate for 2020 ranged from 76 to 116 basis points compared to a range of 80 to 103 basis points for 2019. Fees collected for the servicing of mortgage loans for others were $1.7 million, $4.9 million and $9.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2020, and December 31, 2019:

	2020	2019
Balance at January 1,	$5,621	$29,363
Originations	3,383	893
Amortization	(2,037)	(3,168)
Sale of mortgage servicing rights	—	(20,556)
Valuation allowance on servicing rights	(1,778)	(911)
Balance at December 31,	$5,189	$5,621
Fair value of mortgage servicing rights	$5,189	$5,621
Mortgage servicing rights, net to servicing portfolio	0.70%	0.91%

Heartland's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by Heartland, which totaled $66.2 million at December 31, 2020, and $82.1 million at December 31, 2019. The commercial servicing rights portfolio is separated into two tranches at the respective Heartland subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $879,000 and $1.0 million for the years ended December 31, 2020 and 2019, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 14.95% and 19.25% as of December 31, 2020, compared to 14.25% and 18.08% as of December 31, 2019. The discount rate range was 7.70% and 12.88% for the December 31, 2020 valuations compared to 10.65% and 13.94% for the December 31, 2019 valuations. The capitalization rate ranged from 310 to 445 basis points at both December 31, 2020 and 2019. The total fair value of Heartland's commercial servicing rights portfolios was estimated at $1.3 million as of December 31, 2020, and $1.6 million as of December 31, 2019.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2020, and December 31, 2019:

	2020	2019
Balance at January 1,	$1,115	$1,709
Originations	102	118
Amortization	(354)	(712)
Balance at December 31,	$863	$1,115
Fair value of commercial servicing rights	$1,288	$1,594
Commercial servicing rights, net to servicing portfolio	1.30%	1.36%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each Heartland subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each Heartland subsidiary. At December 31, 2020, a valuation allowance of $422,000 was required on the mortgage servicing rights 15-year tranche and a $1.4 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2019, a $114,000 valuation allowance was required on the 15-year tranche and a $797,000 valuation was required on the 30-year tranche for mortgage servicing rights. At both December 31, 2020 and December 31, 2019, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and no valuation allowance was required on commercial servicing rights with an original term of greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2020, and December 31, 2019:

December 31, 2020	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Impairment 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Impairment 30-Year Tranche
First Bank & Trust	1,522	1,100	422	5,445	4,089	1,356
Total	$1,522	$1,100	$422	$5,445	$4,089	$1,356
December 31, 2019
First Bank & Trust	1,482	1,368	114	5,050	4,253	797
Total	$1,482	$1,368	$114	$5,050	$4,253	$797

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at December 31, 2020, and December 31, 2019:

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Impairment- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years	Impairment- More than 20 Years
December 31, 2020
Premier Valley Bank	—	7	—	86	143	—
Wisconsin Bank & Trust	87	196	—	690	942	—
Total	$87	$203	$—	$776	$1,085	$—
December 31, 2019
Premier Valley Bank	1	13	—	135	161	—
Wisconsin Bank & Trust	128	272	—	851	1,148	—
Total	$129	$285	$—	$986	$1,309	$—

NINE
DEPOSITS

At December 31, 2020, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2021	$999,121
2022	171,429
2023	51,185
2024	23,071
2025	16,243
Thereafter	10,342
$1,271,391

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2020, and December 31, 2019, were $774.2 million and $695.8 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2020, and December 31, 2019 were $423.3 million and $329.1 million, respectively.

Interest expense on deposits for the years ended December 31, 2020, 2019, and 2018, was as follows, in thousands:

	2020	2019	2018
Savings and money market accounts	$16,560	$47,069	$25,123
Time certificates of deposit in denominations of $100,000 or more	8,244	9,344	4,789
Other time deposits	5,483	7,321	5,755
Interest expense on deposits	$30,287	$63,734	$35,667

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which Heartland defines as borrowings with an original maturity of one year or less, as of December 31, 2020, and 2019, were as follows, in thousands:

	2020	2019
Retail repurchase agreements	$118,293	$84,486
Federal funds purchased	2,100	2,450
Advances from the FHLB	—	81,198
Advances from the federal discount window	35,000	—
Other short-term borrowings	12,479	14,492
Total	$167,872	$182,626

At December 31, 2020, Heartland had one non-revolving credit facility with an unaffiliated bank, which provided a borrowing capacity not to exceed $55.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11. The credit facility is non-revolving at a rate of 2.35% over LIBOR, and any outstanding balance is due on June 14, 2021. Heartland renewed its $45.0 million revolving credit line agreement with the same unaffiliated bank on June 14, 2020. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to Heartland. Heartland had no advances on this line during 2020, and there was no outstanding balance at both December 31, 2020, and December 31, 2019.

The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which Heartland was in compliance with at December 31, 2020, and December 31, 2019.

All retail repurchase agreements as of December 31, 2020, and 2019, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, were as follows, in thousands:

	2020	2019	2018
Maximum month-end balance	$380,360	$226,096	$229,890
Average month-end balance	157,348	128,098	152,391
Weighted average interest rate for the year	0.39%	1.38%	1.19%
Weighted average interest rate at year-end	0.18%	1.21%	1.96%

All of Heartland's banks have availability to borrow short-term funds under the Discount Window Program based upon pledged securities with an outstanding balance of $2.12 billion and pledged commercial loans under the Borrower-In Custody of Collateral Program of $355.9 million, which provided $1.29 billion of borrowing capacity. There was $35.0 million of borrowings outstanding at December 31, 2020.

In 2019, two of Heartland's banks had $106.0 million of commercial loans pledged to the Discount Window Program, and no balance was outstanding at December 31, 2019.

ELEVEN
OTHER BORROWINGS

Other borrowings, which Heartland defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2020 and 2019, are shown in the table below, net of discount and issuance costs amortization, in thousands:

	2020	2019
Advances from the FHLB; weighted average interest rates were 3.03% and 4.08% at December 31, 2020 and 2019, respectively	$1,018	$2,835
Paycheck Protection Program Liquidity Fund	188,872	—
Trust preferred securities	146,323	145,343
Note payable to unaffiliated bank	44,417	51,417
Contracts payable for purchase of real estate and other assets	1,983	1,892
Subordinated notes	74,429	74,286
Total	$457,042	$275,773

Each of Heartland's subsidiary banks has been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"), and as of December 31, 2020, $188.9 million was outstanding. Heartland anticipates limited additional utilization of the PPPLF through 2021. Heartland had $788.2 million of remaining PPPLF borrowing capacity at December 31, 2020.

The Heartland banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. At December 31, 2020, none of Heartland's FHLB advances had call features. The advances from the FHLB are collateralized by a portion of the Heartland banks' investments in FHLB stock of $13.6 million and $11.3 million at December 31, 2020 and 2019, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $4.96 billion at December 31, 2020, and $4.11 billion at December 31, 2019. At December 31, 2020, Heartland had $1.56 billion of remaining FHLB borrowing capacity.

At December 31, 2020, Heartland had fifteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from Heartland and were in turn used by Heartland for general corporate purposes. Heartland has the option to shorten the maturity date to a date not earlier than the callable date. Heartland may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Early redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. Heartland repurchased and retired $2.6 million of Heartland Statutory Trust VII in 2019. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $74,000 as of December 31, 2020. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of Heartland’s trust preferred offerings outstanding, as of December 31, 2020, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/20(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over LIBOR	2.98%	(2)	03/17/2034	03/17/2021
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.57%		04/07/2036	04/07/2021
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	1.70%	(3)	09/15/2037	03/15/2021
Heartland Financial Statutory Trust VII	18,042	1.48% over LIBOR	1.71%	(4)	09/01/2037	03/01/2021
Morrill Statutory Trust I	9,182	3.25% over LIBOR	3.50%		12/26/2032	03/26/2021
Morrill Statutory Trust II	8,865	2.85% over LIBOR	3.08%		12/17/2033	03/17/2021
Sheboygan Statutory Trust I	6,615	2.95% over LIBOR	3.18%		09/17/2033	03/17/2021
CBNM Capital Trust I	4,458	3.25% over LIBOR	3.47%		12/15/2034	03/15/2021
Citywide Capital Trust III	6,494	2.80% over LIBOR	3.01%		12/19/2033	04/23/2021
Citywide Capital Trust IV	4,353	2.20% over LIBOR	2.41%		09/30/2034	05/23/2021
Citywide Capital Trust V	11,973	1.54% over LIBOR	1.76%		07/25/2036	03/15/2021
OCGI Statutory Trust III	3,004	3.65% over LIBOR	3.89%	(5)	09/30/2032	03/30/2021
OCGI Capital Trust IV	5,399	2.50% over LIBOR	2.72%	(6)	12/15/2034	03/15/2021
BVBC Capital Trust II	7,238	3.25% over LIBOR	3.46%		04/24/2033	04/24/2021
BVBC Capital Trust III	9,226	1.60% over LIBOR	1.85%		09/30/2035	03/30/2021
Total trust preferred offerings	146,397
Less: deferred issuance costs	(74)
	$146,323

(1) Effective weighted average interest rate as of December 31, 2020, was 3.40% due to interest rate swap transactions as discussed in Note 12 to Heartland's consolidated financial statements.
(2) Effective interest rate as of December 31, 2020, was 5.01% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(3) Effective interest rate as of December 31, 2020, was 3.87% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(4) Effective interest rate as of December 31, 2020, was 3.83% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(5) Effective interest rate as of December 31, 2020, was 5.53% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.
(6) Effective interest rate as of December 31, 2020, was 4.37% due to an interest rate swap transaction as discussed in Note 12 to Heartland's consolidated financial statements.

For regulatory purposes, $146.3 million of the trust preferred securities qualified as Tier 2 capital as of December 31, 2020 and $145.2 million of the trust preferred securities qualified as Tier 1 capital as of December 31, 2019.

In addition to the credit line described in Note 10, "Short-Term Borrowings," Heartland entered into another non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $55.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. On May 10, 2016, $40.0 million of this variable rate non-revolving credit facility was swapped to a fixed rate of 2.50% over LIBOR with an amortizing term of five years, which is due in April 2021, and was reclassified as long-term debt. At December 31, 2020, a balance of $44.4 million was outstanding on this term debt compared to $51.4 million at December 31, 2019. At December 31, 2020, $6.5 million was available on the non-revolving credit facility, of which no balance was outstanding.

On December 17, 2014, Heartland issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. For regulatory purposes, $44.7 million of the subordinated notes qualified as Tier 2 capital as of December 31, 2020. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $151,000 at December 31, 2020, and $189,000 at December 31, 2019. These deferred costs are amortized on a straight-line basis over the life of the notes.

Future payments at December 31, 2020, for other borrowings at their maturity date follow in the table below, in thousands.

2021	$24,656
2022	191,830
2023	3,037
2024	77,542
2025	3,002
Thereafter	156,975
Total	$457,042

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. Heartland was required to pledge $3.8 million of cash as collateral at December 31, 2020, and $1.9 million of cash at December 31, 2019. No collateral was required to be pledged by Heartland's counterparties at both December 31, 2020 and December 31, 2019.

Heartland's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
Heartland has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, Heartland has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on Heartland's variable-rate liabilities. For the twelve months ended December 31, 2020, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.8 million. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.4 million.

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

The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as cash flow hedges at December 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
December 31, 2020
Interest rate swap	$25,000	$(127)	Other Liabilities	0.229%	2.255%	03/17/2021
Interest rate swap	21,667	(91)	Other Liabilities	2.649	3.674	05/10/2021
Interest rate swap	22,750	(2,220)	Other Liabilities	2.643	5.425	07/24/2028
Interest rate swap	20,000	(1,482)	Other Liabilities	0.217	2.390	06/15/2024
Interest rate swap	20,000	(1,385)	Other Liabilities	0.225	2.352	03/01/2024
Interest rate swap	6,000	(50)	Other Liabilities	0.217	1.866	06/15/2021
Interest rate swap	3,000	(25)	Other Liabilities	0.241	1.878	06/30/2021
December 31, 2019
Interest rate swap	$25,000	$(167)	Other Liabilities	1.900%	2.255%	03/17/2021
Interest rate swap	20,000	(67)	Other Liabilities	2.043	3.355	01/07/2020
Interest rate swap	25,667	135	Other Assets	4.215	3.674	05/10/2021
Interest rate swap	25,750	(1,384)	Other Liabilities	4.280	5.425	07/24/2028
Interest rate swap	20,000	(614)	Other Liabilities	1.894	2.390	06/15/2024
Interest rate swap	20,000	(561)	Other Liabilities	1.907	2.352	03/01/2024
Interest rate swap	6,000	(15)	Other Liabilities	1.894	1.866	06/15/2021
Interest rate swap	3,000	(9)	Other Liabilities	1.831	1.878	06/30/2021

The table below identifies the gains and losses recognized on Heartland's derivative instruments designated as cash flow hedges for the years ended December 31, 2020, and December 31, 2019, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
December 31, 2020
Interest rate swap	$(2,698)	Interest expense	$1,794	Other income	$—
December 31, 2019
Interest rate swap	$(3,442)	Interest Expense	$(197)	Other Income	$—

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

Heartland was required to pledge $4.2 million and $3.4 million of cash as collateral for these fair value hedges at December 31, 2020, and December 31, 2019, respectively.

The table below identifies the notional amount, fair value and balance sheet category of Heartland's fair value hedges at December 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2020
Fair value hedges	$20,841	$(2,480)	Other liabilities
December 31, 2019
Fair value hedges	$21,250	$(1,253)	Other liabilities

The table below identifies the gains and losses recognized on Heartland's fair value hedges for the years ended December 31, 2020, and December 31, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2020
Fair value hedges	$(1,227)	Interest income
December 31, 2019
Fair value hedges	$(988)	Interest income

Embedded Derivatives
Heartland has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of Heartland's embedded derivatives as of December 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2020
Embedded derivatives	$9,198	$680	Other assets
December 31, 2019
Embedded derivatives	$9,627	$465	Other assets

The table below identifies the gains and losses recognized on Heartland's embedded derivatives for the years ended December 31, 2020 and December 31, 2019, in thousands:

	Amount of Gain (Loss)	Income Statement Category
December 31, 2020
Embedded derivatives	$215	Other noninterest income
December 31, 2019
Embedded derivatives	$66	Other noninterest income

Back-to-Back Loan Swaps
Heartland has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, Heartland enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Heartland was required to post $46.5 million and $20.2 million as of December 31, 2020, and December 31, 2019, respectively, as collateral related to these back-to-back swaps. Heartland's counterparties were required to pledge $0 at both December 31, 2020 and December 31, 2019, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2020, and December 31, 2019, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of Heartland's derivative instruments designated as loan swaps at December 31, 2020 and 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2020
Customer interest rate swaps	$440,719	$43,422	Other Assets	4.46%	2.46%
Customer interest rate swaps	440,719	(43,422)	Other Liabilities	2.46%	4.46%
December 31, 2019
Customer interest rate swaps	$374,191	$16,927	Other Assets	4.68%	4.05%
Customer interest rate swaps	374,191	(16,927)	Other Liabilities	4.05%	4.68%

Other Free Standing Derivatives
Heartland has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. Heartland enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. Heartland was required to pledge $0 at both December 31, 2020, and December 31, 2019, as collateral for these forward commitments. Heartland's counterparties were required to pledge no cash as collateral at both December 31, 2020, and December 31, 2019, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of Heartland's other free standing derivative instruments not designated as hedging instruments at December 31, 2020, and December 31, 2019, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2020
Interest rate lock commitments (mortgage)	$42,078	$1,827	Other Assets
Forward commitments	—	—	Other Assets
Forward commitments	86,500	(697)	Other Liabilities
Undesignated interest rate swaps	9,198	(680)	Other Liabilities
December 31, 2019
Interest rate lock commitments (mortgage)	$20,356	$681	Other Assets
Forward commitments	16,000	15	Other Assets
Forward commitments	36,500	(113)	Other Liabilities
Undesignated interest rate swaps	9,627	(465)	Other Liabilities

The table below identifies the income statement category of the gains and losses recognized in income on Heartland's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2020, and December 31, 2019, in thousands:

	Income Statement Category	Year-to-Date Gain (Loss) Recognized
December 31, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,803
Forward commitments	Net gains on sale of loans held for sale	(15)
Forward commitments	Net gains on sale of loans held for sale	(585)
Undesignated interest rate swaps	Other noninterest income	(215)
December 31, 2019
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$18
Forward commitments	Net gains on sale of loans held for sale	15
Forward commitments	Net gains on sale of loans held for sale	287
Undesignated interest rate swaps	Other noninterest income	(66)

THIRTEEN
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows, in thousands:

	2020	2019	2018
Current:
Federal	$34,513	$24,106	$16,769
State	12,450	11,298	8,686
Total current expense	$46,963	$35,404	$25,455
Deferred:
Federal	$(8,498)	$760	$2,615
State	(2,412)	(1,174)	145
Total deferred expense (benefit)	(10,910)	(414)	2,760
Total income tax expense	$36,053	$34,990	$28,215

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows, in thousands:

	2020	2019
Deferred tax assets:
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	$1,130	$563
Allowance for credit losses	33,393	17,686
Deferred compensation	9,623	8,071
Net operating loss carryforwards	17,585	18,459
Tax credit projects	4,746	4,252
Deferred loan fees	3,496	—
Other	5,563	4,754
Total deferred tax assets	75,536	53,785
Valuation allowance for deferred tax assets	(12,828)	(12,379)
Total deferred tax assets after valuation allowance	$62,708	$41,406

Deferred tax liabilities:
Tax effect of net unrealized gain on securities carried at fair value reflected in stockholders’ equity	$26,858	$279
Securities	4,914	4,240
Premises, furniture and equipment	8,311	6,232
Purchase accounting	5,326	7,824
Prepaid expenses	2,675	2,176
Deferred loan costs	2,597	3,342
Other	3,905	3,713
Total deferred tax liabilities	$54,586	$27,806
Net deferred tax assets	$8,122	$13,600

As a result of acquisitions, Heartland had net operating loss carryforwards for federal income tax purposes of approximately $25.8 million at December 31, 2020, and $31.9 million at December 31, 2019. The associated deferred tax asset was $5.4 million at December 31, 2020, and $6.7 million at December 31, 2019. These net carryforwards expire during the period from December 31, 2026, through December 31, 2039, and are subject to an annual limitation of approximately $7.3 million. Net operating loss carryforwards for state income tax purposes were approximately $159.1 million at December 31, 2020, and $163.7 million at December 31, 2019. The associated deferred tax asset, net of federal tax, was $11.8 million at both December 31, 2020, and December 31, 2019. These carryforwards have begun to expire and will continue to do so until December 31, 2039.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $10.5 million at December 31, 2020, and $10.1 million at December 31, 2019. During both 2020 and 2019, Heartland had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of Heartland's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $2.3 million at both December 31, 2020, and December 31, 2019. Heartland released valuation allowances of $617,000 and $1.9 million in 2020 and 2019, respectively, on deferred tax assets for capital losses it expects to realize on the disposal of partnership investments. Heartland generated capital gains from its 2019 strategic developments, which included various branch sales not conducted in the ordinary course of its business strategy. As a result of its net capital gains, Heartland was able to realize the benefit of its capital losses. The 2020 capital loss is expected to be carried back to an earlier year with capital gains.

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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2020, 2019, and 2018, (computed by applying the U.S. federal corporate tax rate of 21% for 2020, 2019, and 2018 income before income taxes) are as follows, in thousands:

	2020	2019	2018
Computed "expected" tax on net income	$36,538	$38,665	$30,495
Increase (decrease) resulting from:
Nontaxable interest income	(4,011)	(3,281)	(4,423)
State income taxes, net of federal tax benefit	7,930	8,509	6,976
Tax credits	(4,521)	(6,860)	(4,085)
Valuation allowance	(374)	(1,648)	23
Excess tax expense/(benefit) on stock compensation	80	(229)	(657)
Other	411	(166)	(114)
Income taxes	$36,053	$34,990	$28,215
Effective tax rates	20.7%	19.0%	19.4%

Heartland's income taxes included solar energy credits totaling $2.3 million, $4.0 million, and $2.9 million during 2020, 2019 and 2018, respectively. Federal historic rehabilitation tax credits included in Heartland's income taxes totaled $1.1 million, $1.8 million, and $0 in 2020, 2019, and 2018, respectively. Additionally, investments in certain low-income housing partnerships totaled $5.6 million at December 31, 2020, $6.1 million at December 31, 2019, and $6.9 million at December 31, 2018. These investments generated federal low-income housing tax credits of $780,000 during 2020, $1.1 million at December 31, 2019 and $1.2 million at December 31, 2018. These investments are expected to generate federal low-income housing tax credits of approximately $538,000 for 2021 through 2023, $322,000 for 2024, $86,000 for 2025 and $34,000 for 2026. Additionally, Heartland had new markets tax credits of $300,000 in 2020.

On December 31, 2020, the amount of unrecognized tax benefits was $702,000, including $79,000 of accrued interest and penalties. On December 31, 2019, the amount of unrecognized tax benefits was $657,000, including $69,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2017, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2015, and later remain open for examination. Heartland does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

Heartland sponsors a defined contribution retirement plan covering substantially all employees. The plan includes matching contributions and non-elective contributions. Matching contributions and non-elective contributions are limited to a maximum amount of the participant's wages as defined by federal law.

Heartland's subsidiaries made matching contributions of up to 3% of participants' wages in 2020, 2019, and 2018. Costs charged to operating expenses with respect to the matching contributions were $4.1 million, $3.9 million, and $3.5 million for 2020, 2019 and 2018, respectively.

Non-elective contributions to this plan are subject to approval by the Heartland Board of Directors. The Heartland subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $4.8 million, $4.8 million, and $4.0 million for 2020, 2019 and 2018, respectively.

In addition, Heartland has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Any non-elective contributions to this plan are subject to approval by the Heartland Board of Directors.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Heartland's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by Heartland's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2020, and at December 31, 2019, commitments to extend credit aggregated $3.26 billion and $2.97 billion, respectively, and standby letters of credit aggregated $73.2 million and $79.5 million, respectively.

Heartland enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. Heartland does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under Heartland's usual underwriting procedures and are most often sold on a nonrecourse basis. Heartland's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require Heartland to repurchase certain loans affected. Heartland had no repurchase obligation at December 31, 2020, compared to $313,000 at December 31, 2019, which is included in other liabilities on the consolidated balance sheets. Heartland had no new requests for repurchases during 2020 and 2019.

There are certain legal proceedings pending against Heartland and its subsidiaries at December 31, 2020, that are ordinary routine litigation incidental to business.

The aggregate amount of cash consideration paid in the AimBank transaction was reduced by $5.3 million as a holdback against any losses that might be incurred as a result of pending litigation involving a former customer. Heartland does not currently anticipate any material exposure from the litigation, and that if any litigation losses are incurred, the holdback amount will be sufficient to cover such losses. The shareholders of AimBank are entitled to any remaining amount from the holdback after payment for any potential settlement and related legal expenses. While the ultimate outcome of this and any other ordinary routine litigation proceedings incidental to business cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operations.

SIXTEEN
STOCK-BASED COMPENSATION

Heartland may grant, through its Nominating, Compensation and Corporate Governance Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increased the number of shares of common stock authorized for issuance to 1,460,000 and made certain other changes to the Plan. At December 31, 2020, 1,409,320 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, Heartland or its subsidiaries.

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

Heartland's income tax expense included $93,000 of tax expense for the year ended December 31, 2020, compared to a tax benefit of $266,000 for the year ended December 31, 2019, related to the vesting and forfeiture of equity-based awards.

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

The Compensation Committee granted three-year performance-based RSUs with respect to 50,787 shares and 34,848 shares of common stock in the first quarter of 2020 and 2019, respectively. These performance-based RSUs will be earned based upon satisfaction of performance targets for the three-year performance period ended December 31, 2022, and December 31, 2021. These performance-based RSUs or a portion thereof may vest in 2023 and 2022, respectively, after measurement of performance in relation to the performance targets.

The three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement" after measurement of performance. Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2020 and 2019 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending 24 months after a change in control.

All of Heartland's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at the commencement of employment, and to other employees as incentives. During the years ended December 31, 2020, 2019, and 2018, 66,855, 37,544 and 36,462 RSUs, respectively, were granted to directors and new employees.

A summary of the status of RSUs as of December 31, 2020, 2019 and 2018, and changes during the years ended December 31, 2020, 2019, and 2018, follows:

	2020		2019		2018
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	254,383	$46.76	266,995	$43.89	301,578	$34.74
Granted	232,586	32.06	162,465	45.09	123,711	55.13
Vested	(119,916)	44.47	(148,158)	39.27	(127,744)	32.73
Forfeited	(18,778)	46.10	(26,919)	49.20	(30,550)	45.69
Outstanding at December 31	348,275	$38.22	254,383	$46.76	266,995	$43.89

Total compensation costs recorded for RSUs were $7.2 million, $5.8 million and $4.4 million, for 2020, 2019 and 2018, respectively. As of December 31, 2020, there were $5.8 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2023.

Employee Stock Purchase Plan
Heartland maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of Heartland common stock at a discounted price as determined by the Compensation Committee. Under ASC Topic 718, compensation expense related to the ESPP of $186,000 was recorded in 2020, $222,000 was recorded in 2019, and $91,000 was recorded in 2018.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2020, 380,342 shares remain available for purchase. Beginning with the 2020 plan year, the Compensation Committee authorized Heartland to make ESPP purchases semi-annually, and the purchases are to be made as soon as practicable on or after June 30 and December 31. For employee deferrals made in the 2020 plan year, shares purchased in 2020 totaled 43,207. On January 2, 2020, 32,179 shares were purchased under the ESPP for the employee deferrals made during the plan year ended December 31, 2019. On January 4, 2019, 32,331 shares were purchased under the ESPP for employee deferrals made during the plan year ended December 31, 2018.

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

The Rights separate from the common stock and become exercisable only on the tenth business day (the "Distribution Date") following the earlier of (i) a public announcement that a person or group of affiliated or associated persons (subject to certain exclusions, "Acquiring Persons") has commenced an offer to acquire "beneficial ownership" of 15% or more of Heartland's outstanding common stock, or (ii) actual acquisition of this level of beneficial ownership.

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

EIGHTEEN
CAPITAL ISSUANCES

Common Stock
For a description of the issuance of shares of Heartland common stock in connection with acquisitions, see Note 2, "Acquisitions," of the consolidated financial statements. For a description of the issuance of shares of Heartland common stock in connection with the 2020 Long-Term Incentive Plan and the 2016 ESPP, see Note 16, "Stock-Based Compensation."

Series E Preferred Stock
On June 26, 2020, Heartland issued 4,600,000 depositary shares, each representing a 1/400th ownership interest in a share of Heartland's 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, (the "Series E Preferred Stock) par value $1.00 per share, with a liquidation preference of $10,000 per share of Series E Preferred Stock (equivalent to $25 per depositary share).

Holders of the depositary shares are entitled to all proportional rights and preferences of the Series E Preferred Stock (including dividend, voting, redemption and liquidation rights).

With respect to the payment of dividends and distributions upon Heartland’s liquidation, dissolution, or winding-up, the Series E Preferred Stock ranks:
•senior to Heartland’s common stock and to any class or series of its capital stock that it may issue in the future that is not expressly stated to be on parity with or senior to the Series E Preferred Stock with respect to such dividends and distributions, including but not limited to Heartland’s Series A Junior Participating Preferred Stock;
•on parity with, or equally to, any class or series of Heartland’s capital stock that it may issue in the future that is expressly stated to be on parity with the Series E Preferred Stock with respect to such dividends and distributions; and
•junior to any class or series of Heartland’s capital stock that it may issue in the future that is expressly stated to be senior to the Series E Preferred Stock with respect to such dividends and distributions, if the issuance is approved by the holders of at least two-thirds of the outstanding shares of Series E Preferred Stock.

Heartland will generally be able to pay dividends and distributions upon liquidation, dissolution or winding up only out of lawfully available assets for such payment after satisfaction of all claims for indebtedness and other non-equity claims.

Heartland will pay dividends or make distributions on the Series E Preferred Stock only when, as, and if declared by its Board of Directors or a duly authorized committee of the Board. Under the terms of the Series E Preferred Stock, subject to certain important exceptions, the ability of Heartland to pay dividends on, make distributions with respect to, or to repurchase, redeem or otherwise acquire its common stock or any other stock ranking junior to or on parity with the Series E Preferred Stock is subject to restrictions unless the full dividends for the most recently completed dividend period have been declared and paid, or set aside for payment, on all outstanding shares of Series E Preferred Stock.

Shelf Registration
Heartland filed a universal shelf registration with the SEC to register debt or equity securities on August 8, 2019, that expires on August 8, 2022. This registration statement, which was effective immediately, provides Heartland the ability to raise capital, subject to market conditions and SEC rules and limitations, if Heartland's board of directors decides to do so. This registration statement permits Heartland, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, depositary shares, warrants, rights, units or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.
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

The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2020 and 2019, that the Heartland banks met all capital adequacy requirements to which they were subject.

As of December 31, 2020 and 2019, the FDIC categorized each of the Heartland banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Heartland banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2020, that management believes have changed each institution’s category.

The Heartland banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,739,048	14.71%	$945,523	8.00%	N/A
Dubuque Bank and Trust Company	177,782	13.94	102,018	8.00	$127,523	10.00%
Illinois Bank & Trust	133,674	13.13	81,432	8.00	101,790	10.00
Wisconsin Bank & Trust	121,899	14.35	67,956	8.00	84,945	10.00
New Mexico Bank & Trust	177,708	13.40	106,120	8.00	132,649	10.00
Arizona Bank & Trust	112,589	12.16	74,056	8.00	92,571	10.00
Rocky Mountain Bank	56,872	13.49	33,732	8.00	42,166	10.00
Citywide Banks	258,419	15.30	135,097	8.00	168,871	10.00
Minnesota Bank & Trust	85,566	13.11	52,206	8.00	65,258	10.00
Bank of Blue Valley	157,093	17.40	72,240	8.00	90,300	10.00
Premier Valley Bank	93,032	12.62	58,968	8.00	73,710	10.00
First Bank & Trust	304,397	15.34	158,705	8.00	198,381	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,401,131	11.85%	$709,142	6.00%	N/A
Dubuque Bank and Trust Company	164,316	12.89	76,514	6.00	$102,018	8.00%
Illinois Bank & Trust	121,513	11.94	61,074	6.00	81,432	8.00
Wisconsin Bank & Trust	111,985	13.18	50,967	6.00	67,956	8.00
New Mexico Bank & Trust	161,750	12.19	79,590	6.00	106,120	8.00
Arizona Bank & Trust	102,882	11.11	55,542	6.00	74,056	8.00
Rocky Mountain Bank	51,597	12.24	25,299	6.00	33,732	8.00
Citywide Banks	237,295	14.05	101,323	6.00	135,097	8.00
Minnesota Bank & Trust	78,661	12.05	39,155	6.00	52,206	8.00
Bank of Blue Valley	145,795	16.15	54,180	6.00	72,240	8.00
Premier Valley Bank	85,456	11.59	44,226	6.00	58,968	8.00
First Bank & Trust	279,521	14.09	119,029	6.00	158,705	8.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$1,290,426	10.92%	$531,857	4.50%	N/A
Dubuque Bank and Trust Company	164,316	12.89	57,385	4.50	$82,890	6.50%
Illinois Bank & Trust	121,513	11.94	45,806	4.50	66,164	6.50
Wisconsin Bank & Trust	111,985	13.18	38,225	4.50	55,214	6.50
New Mexico Bank & Trust	161,750	12.19	59,692	4.50	86,222	6.50
Arizona Bank & Trust	102,882	11.11	41,657	4.50	60,171	6.50
Rocky Mountain Bank	51,597	12.24	18,974	4.50	27,408	6.50
Citywide Banks	237,295	14.05	75,992	4.50	109,766	6.50
Minnesota Bank & Trust	78,661	12.05	29,366	4.50	42,418	6.50
Bank of Blue Valley	145,795	16.15	40,635	4.50	58,695	6.50
Premier Valley Bank	85,456	11.59	33,170	4.50	47,912	6.50
First Bank & Trust	279,521	14.09	89,271	4.50	128,948	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,401,131	9.02%	$621,275	4.00%	N/A
Dubuque Bank and Trust Company	164,316	8.52	77,150	4.00	$96,437	5.00%
Illinois Bank & Trust	121,513	8.22	59,129	4.00	73,912	5.00
Wisconsin Bank & Trust	111,985	9.67	46,337	4.00	57,921	5.00
New Mexico Bank & Trust	161,750	8.11	79,764	4.00	99,705	5.00
Arizona Bank & Trust	102,882	9.09	45,295	4.00	56,619	5.00
Rocky Mountain Bank	51,597	8.41	24,552	4.00	30,690	5.00
Citywide Banks	237,295	9.67	98,182	4.00	122,728	5.00
Minnesota Bank & Trust	78,661	8.68	36,251	4.00	45,313	5.00
Bank of Blue Valley	145,795	10.93	53,343	4.00	66,679	5.00
Premier Valley Bank	85,456	8.57	39,893	4.00	49,866	5.00
First Bank & Trust	279,521	17.63	63,407	4.00	79,259	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,388,511	13.75%	$807,881	8.00%	N/A
Dubuque Bank and Trust Company	168,959	14.55	92,872	8.00	$116,090	10.00%
Illinois Bank & Trust	107,678	10.54	81,731	8.00	102,164	10.00
Wisconsin Bank & Trust	117,355	14.13	66,431	8.00	83,039	10.00
New Mexico Bank & Trust	157,555	12.33	102,193	8.00	127,741	10.00
Arizona Bank & Trust	75,498	11.19	53,982	8.00	67,477	10.00
Rocky Mountain Bank	53,266	13.80	30,868	8.00	38,585	10.00
Citywide Banks	240,735	13.88	138,704	8.00	173,380	10.00
Minnesota Bank & Trust	76,400	13.50	45,260	8.00	56,575	10.00
Bank of Blue Valley	145,256	14.50	80,153	8.00	100,191	10.00
Premier Valley Bank	91,257	13.21	55,273	8.00	69,091	10.00
First Bank & Trust	109,545	14.11	62,128	8.00	77,660	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,243,582	12.31%	$605,911	6.00%	N/A
Dubuque Bank and Trust Company	159,579	13.75	69,654	6.00	$92,872	8.00%
Illinois Bank & Trust	103,011	10.08	61,298	6.00	81,731	8.00
Wisconsin Bank & Trust	109,939	13.24	49,824	6.00	66,431	8.00
New Mexico Bank & Trust	148,227	11.60	76,645	6.00	102,193	8.00
Arizona Bank & Trust	69,648	10.32	40,486	6.00	53,982	8.00
Rocky Mountain Bank	48,692	12.62	23,151	6.00	30,868	8.00
Citywide Banks	231,085	13.33	104,028	6.00	138,704	8.00
Minnesota Bank & Trust	70,235	12.41	33,945	6.00	45,260	8.00
Bank of Blue Valley	140,195	13.99	60,115	6.00	80,153	8.00
Premier Valley Bank	87,335	12.64	41,455	6.00	55,273	8.00
First Bank & Trust	104,914	13.51	46,596	6.00	62,128	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$1,098,428	10.88%	$454,433	4.50%	N/A
Dubuque Bank and Trust Company	159,579	13.75	52,241	4.50	$75,459	6.50%
Illinois Bank & Trust	103,011	10.08	45,974	4.50	66,407	6.50
Wisconsin Bank & Trust	109,939	13.24	37,368	4.50	53,976	6.50
New Mexico Bank & Trust	148,227	11.60	57,484	4.50	83,032	6.50
Arizona Bank & Trust	69,648	10.32	30,365	4.50	43,860	6.50
Rocky Mountain Bank	48,692	12.62	17,363	4.50	25,080	6.50
Citywide Banks	231,085	13.33	78,021	4.50	112,697	6.50
Minnesota Bank & Trust	70,235	12.41	25,459	4.50	36,774	6.50
Bank of Blue Valley	140,195	13.99	45,086	4.50	65,124	6.50
Premier Valley Bank	87,335	12.64	31,091	4.50	44,909	6.50
First Bank & Trust	104,914	13.51	34,947	4.50	50,479	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,243,582	10.10%	$492,725	4.00%	N/A
Dubuque Bank and Trust Company	159,579	9.83	64,961	4.00	$81,202	5.00%
Illinois Bank & Trust	103,011	10.26	40,144	4.00	50,180	5.00
Wisconsin Bank & Trust	109,939	10.76	40,863	4.00	51,078	5.00
New Mexico Bank & Trust	148,227	9.11	65,076	4.00	81,345	5.00
Arizona Bank & Trust	69,648	9.87	28,235	4.00	35,293	5.00
Rocky Mountain Bank	48,692	9.22	21,132	4.00	26,415	5.00
Citywide Banks	231,085	10.66	86,732	4.00	108,416	5.00
Minnesota Bank & Trust	70,235	10.51	26,740	4.00	33,426	5.00
Bank of Blue Valley	140,195	11.07	50,638	4.00	63,297	5.00
Premier Valley Bank	87,335	10.43	33,487	4.00	41,859	5.00
First Bank & Trust	104,914	10.25	40,941	4.00	51,177	5.00

The ability of Heartland to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Heartland banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $736.5 million as of December 31, 2020, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to Heartland totaled approximately $500.9 million as of December 31, 2020, under the capital requirements to remain well capitalized.

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

Although Heartland has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020, and December 31, 2019, Heartland has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Heartland has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents Heartland's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020, and December 31, 2019, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Securities available for sale
U.S. treasuries	$2,026	$2,026	$—	$—
U.S. agencies	166,779	—	166,779	—
Obligations of states and political subdivisions	1,635,227	—	1,635,227	—
Mortgage-backed securities - agency	1,355,270	—	1,355,270	—
Mortgage-backed securities - non-agency	1,449,116	—	1,449,116	—
Commercial mortgage-backed securities - agency	174,153	—	174,153	—
Commercial mortgage-backed securities - non-agency	252,767	—	252,767	—
Asset-backed securities	1,069,266	—	1,069,266	—
Corporate bonds	3,742	—	3,742	—
Equity securities with a readily determinable fair value	19,629	—	19,629	—
Derivative financial instruments(1)	44,102	—	44,102	—
Interest rate lock commitments	1,827	—	—	1,827
Forward commitments	—	—	—	—
Total assets at fair value	$6,173,904	$2,026	$6,170,051	$1,827
Liabilities
Derivative financial instruments(2)	$51,962	$—	$51,962	$—
Forward commitments	697	—	697	—
Total liabilities at fair value	$52,659	$—	$52,659	$—
December 31, 2019
Assets
Securities available for sale
U.S. treasuries	$8,503	$8,503	$—	$—
U.S. agencies	184,676	—	184,676	—
Obligations of states and political subdivisions	707,190	—	707,190	—
Mortgage-backed securities - agency	766,726	—	766,726	—
Mortgage-backed securities - non-agency	430,497	—	430,497	—
Commercial mortgage-backed securities - agency	68,865	—	68,865	—
Commercial mortgage-backed securities - non-agency	436,325	—	436,325	—
Asset-backed securities	691,579	—	691,579	—
Corporate bonds	—	—	—	—
Equity securities	18,435	—	18,435	—
Derivative financial instruments(1)	17,527	—	17,527	—
Interest rate lock commitments	681	—	—	681
Forward commitments	15	—	15	—
Total assets at fair value	$3,331,019	$8,503	$3,321,835	$681
Liabilities
Derivative financial instruments(2)	$21,462	$—	$21,462	$—
Forward commitments	113	—	113	—
Total liabilities at fair value	$21,575	$—	$21,575	$—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

The tables below present Heartland's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$11,256	$—	$—	$11,256	$451
Owner occupied commercial real estate	5,874	—	—	5,874	11,631
Non-owner occupied commercial real estate	4,907	—	—	4,907	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,451	—	—	12,451	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total collateral dependent individually assessed loans	$34,488	$—	$—	$34,488	$12,082
Loans held for sale	$57,949	$—	$57,949	$—	$(982)
Other real estate owned	$6,624	$—	$—	$6,624	$1,044
Premises, furniture and equipment held for sale	$6,499	$—	$—	$6,499	$3,288
Servicing rights	$5,189	$—	$—	$5,189	$1,778

	Fair Value Measurements at December 31, 2019
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent impaired loans:
Commercial and industrial	$15,173	—	—	15,173	1,114
Owner occupied commercial real estate	1,352	—	—	1,352	—
Non-owner occupied commercial real estate	1,305	—	—	1,305	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,623	—	—	12,623	1,254
Residential real estate	4,978	—	—	4,978	82
Consumer	1,033	—	—	1,033	—
Total collateral dependent impaired loans	$36,464	$—	$—	$36,464	$2,450
Loans held for sale	$26,748	$—	$26,748	$—	$(980)
Other real estate owned	$6,914	$—	$—	$6,914	$947
Premises, furniture and equipment held for sale	$2,967	$—	$—	$2,967	$735
Servicing rights	$5,621	$—	$—	$5,621	$911

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which Heartland has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/20	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,827	Discounted cash flows	Closing ratio	0 - 99% (86%)(1)
Premises, furniture and equipment held for sale	6,499	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	6,624	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	5,189	Discounted cash flows	Third party valuation	(4)
Collateral dependent individually assessed loans:
Commercial and industrial	11,256	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Owner occupied commercial real estate	5,874	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Non-owner occupied commercial real estate	4,907	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	12,451	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

	Fair Value at 12/31/19	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$681	Discounted cash flows	Closing ratio	0 - 99% (90%)(1)

Premises, furniture and equipment held for sale	2,967	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	6,914	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	5,621	Discounted cash flows	Third party valuation	(4)
Collateral dependent impaired loans:
Commercial and industrial	15,173	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(3)
Owner occupied commercial real estate	1,352	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-14%(3)
Non-owner occupied commercial real estate	1,305	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-14%(3)
Real estate construction	—	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-14%(3)
Agricultural and agricultural real estate	12,623	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	4,978	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-25%(5)
Consumer	1,033	Modified appraised value	Third party valuation	(2)
			Valuation discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2020	December 31, 2019
Balance at January 1,	$681	$725
Acquired interest rate lock commitments	—	—
Total gains (losses), net, included in earnings	2,803	18
Issuances	17,221	10,702
Settlements	(18,878)	(10,764)
Balance at period end,	$1,827	$681

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2020, and December 31, 2019, were $1.8 million and $681,000, respectively.

The table below is a summary of the estimated fair value of Heartland's financial instruments (as defined by ASC 825) as of December 31, 2020, and December 31, 2019, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$337,903	$337,903	$337,903	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	6,127,975	6,127,975	2,026	6,125,949	—
Held to maturity	88,839	100,041	—	100,041	—
Other investments	75,253	75,523	—	75,523	—
Loans held for sale	57,949	57,949	—	57,949	—
Loans, net:
Commercial	2,495,981	2,391,041	—	2,379,785	11,256
PPP	957,785	957,785	—	957,785	—
Owner occupied commercial real estate	1,756,405	1,745,397	—	1,739,523	5,874
Non-owner occupied commercial real estate	1,900,608	1,892,213	—	1,887,306	4,907
Real estate construction	843,140	849,224	—	849,224	—
Agricultural and agricultural real estate	707,397	697,729	—	685,278	12,451
Residential real estate	828,507	828,366	—	828,366	—
Consumer	401,622	407,914	—	407,914	—
Total Loans, net	9,891,445	9,769,669	—	9,735,181	34,488
Cash surrender value on life insurance	187,664	187,664	—	187,664	—
Derivative financial instruments(1)	44,102	44,102	—	44,102	—
Interest rate lock commitments	1,827	1,827	—	—	1,827
Forward commitments	—	—	—	—	—
Financial liabilities:
Deposits
Demand deposits	5,688,810	5,688,810	—	5,688,810	—
Savings deposits	8,019,704	8,019,704	—	8,019,704	—
Time deposits	1,271,391	1,273,468	—	1,273,468	—
Short term borrowings	167,872	167,872	—	167,872	—
Other borrowings	457,042	458,806	—	458,806	—
Derivative financial instruments(2)	51,962	51,962	—	51,962	—
Forward commitments	697	697	—	697	—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$378,734	$378,734	$378,734	$—	$—
Time deposits in other financial institutions	3,564	3,564	3,564	—	—
Securities:
Carried at fair value	3,312,796	3,304,293	—	3,304,293	—
Held to maturity	91,324	100,484	—	100,484	—
Other investments	31,321	31,321	—	31,321	—
Loans held for sale	26,748	26,748	—	26,748	—
Loans, net:
Commercial and industrial	2,500,022	2,621,253	—	2,606,080	15,173
PPP	—	—	—	—	—
Owner occupied commercial real estate	1,464,490	1,409,388	—	1,408,036	1,352
Non-owner occupied commercial real estate	1,488,075	1,397,527	—	1,396,222	1,305
Real estate construction	1,015,482	924,041	—	924,041	—
Agricultural and agricultural real estate	560,164	576,821	—	564,198	12,623
Residential real estate	830,773	843,343	—	838,365	4,978
Consumer	438,516	470,972	—	469,939	1,033
Total Loans, net	8,297,522	8,243,345	—	8,206,881	36,464
Cash surrender value on life insurance	171,625	171,625	—	171,625	—
Derivative financial instruments(1)	17,527	17,527	—	17,527	—
Interest rate lock commitments	681	637	—	—	637
Forward commitments	—	15	—	15	—
Financial liabilities:
Deposits
Demand deposits	3,543,863	3,543,863	—	3,543,863	—
Savings deposits	6,307,425	6,307,425	—	6,307,425	—
Time deposits	1,193,043	1,193,043	—	1,193,043	—
Short term borrowings	182,626	182,626	—	182,626	—
Other borrowings	275,773	278,169	—	278,169	—
Derivative financial instruments(2)	21,462	21,462	—	21,462	—
Forward commitments	113	113	—	113	—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2020, 2019, and 2018, in thousands:

	For the Years Ended December 31,
	2020	2019	2018
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$14,441	$12,790	$11,291
Overdraft fees	9,166	11,543	10,796
Customer service fees	177	331	330
Credit card fee income	16,026	15,594	11,893
Debit card income	7,657	11,899	14,396
Total service charges and fees	47,467	52,157	48,706
Trust fees	20,862	19,399	18,393
Brokerage and insurance commissions	2,756	3,786	4,513
Total noninterest income in-scope of Topic 606	$71,085	$75,342	$71,612

Out-of-scope of Topic 606
Loan servicing income	$2,977	$4,843	$7,292
Securities gains, net	7,793	7,659	1,085
Unrealized gain on equity securities, net	640	525	212
Net gains on sale of loans held for sale	28,515	15,555	21,450
Valuation adjustment on servicing rights	(1,778)	(911)	(46)
Income on bank owned life insurance	3,554	3,785	2,793
Other noninterest income	7,505	9,410	4,762
Total noninterest income out-of-scope of Topic 606	49,206	40,866	37,548
Total noninterest income	$120,291	$116,208	$109,160

Contract Balances
Heartland does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020, 2019 and 2018, Heartland did not have any significant contract balances or capitalized contract acquisition costs.

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2020	2019
Assets:
Cash and interest bearing deposits	$84,728	$61,866
Investment in subsidiaries	2,234,813	1,765,995
Other assets	68,263	49,002
Total assets	$2,387,804	$1,876,863
Liabilities and Stockholders’ equity:
Other borrowings	$265,168	$271,046
Accrued expenses and other liabilities	43,405	27,680
Total liabilities	308,573	298,726
Stockholders’ equity:
Preferred stock	110,705	—
Common stock	42,094	36,704
Capital surplus	1,062,083	839,857
Retained earnings	791,630	702,502
Accumulated other comprehensive income (loss)	72,719	(926)
Total stockholders’ equity	2,079,231	1,578,137
Total liabilities and stockholders’ equity	$2,387,804	$1,876,863

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2020	2019	2018
Operating revenues:
Dividends from subsidiaries	$83,000	$137,000	$85,000
Other	1,948	893	493
Total operating revenues	84,948	137,893	85,493
Operating expenses:
Interest	13,573	15,044	14,371
Salaries and employee benefits	8,147	4,072	3,639
Professional fees	4,310	3,029	2,841
Other operating expenses	4,939	15,559	12,510
Total operating expenses	30,969	37,704	33,361
Equity in undistributed earnings	73,430	34,307	52,570
Income before income tax benefit	127,409	134,496	104,702
Income tax benefit	10,529	14,633	12,296
Net income	137,938	149,129	116,998
Preferred dividends	(4,451)	—	(39)
Net income available to common stockholders	$133,487	$149,129	$116,959

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$137,938	$149,129	$116,998
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(73,430)	(34,307)	(52,570)
Gain on extinguishment of debt	—	(375)	—
Increase in accrued expenses and other liabilities	8,419	3,274	5,336
Increase in other assets	(19,168)	(12,248)	(1,559)
Excess tax (expense) benefit from stock based compensation	(93)	270	674
Other, net	6,375	4,103	5,401
Net cash provided by operating activities	60,041	109,846	74,280
Cash flows from investing activities:
Capital contributions to subsidiaries	(70,000)	(46,583)	(30,696)
Repayment of advances from subsidiaries	—	6,000	—
Net assets acquired	(41,982)	(594)	(13,504)
Net cash used by investing activities	(111,982)	(41,177)	(44,200)
Cash flows from financing activities:
Proceeds on short-term revolving credit line	—	—	25,000
Proceeds from borrowings	—	—	30,000
Repayments on short-term revolving credit line	—	—	(25,000)
Repayments of borrowings	(7,000)	(20,023)	(25,759)
Payment for the redemption of debt	—	(2,500)	—
Cash dividends paid	(31,906)	(24,607)	(19,357)
Purchase of treasury stock	—	—	(97)
Proceeds from issuance of preferred stock	110,705	—	—
Proceeds from issuance of common stock	3,004	661	489
Net cash provided by (used in) by financing activities	74,803	(46,469)	(14,724)
Net increase in cash and cash equivalents	22,862	22,200	15,356
Cash and cash equivalents at beginning of year	61,866	39,666	24,310
Cash and cash equivalents at end of year	$84,728	$61,866	$39,666
Supplemental disclosure:
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020	$14,891	$—	$—
Dividends declared, not paid	2,013	—	—
Conversion/redemption of Series D preferred stock to common stock	—	—	938
Stock consideration granted for acquisitions	217,202	92,258	238,075
TWENTY-THREE
LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Lessee Accounting
Substantially all of the leases in which Heartland is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2031. All of Heartland's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheet. With the adoption of ASU 2016-02

"Leases" (Topic 842), operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of use ("ROU") asset and a corresponding lease liability. Heartland elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

The table below presents Heartland's ROU assets and lease liabilities as of December 31, 2020 and December 31, 2019, in thousands:

		As of December 31,
	Classification	2020	2019
Operating lease right-of-use assets	Other assets	$21,557	$23,200
Operating lease liabilities	Accrued expenses and other liabilities	$25,337	$24,617

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

The table below presents the lease costs and supplemental information as of December 31, 2020 and December 31, 2019, in thousands:

		As of December 31,
Lease Cost	Income Statement Category	2020	2019
Operating lease cost	Occupancy expense	$6,071	$6,031
Variable lease cost	Occupancy expense	72	145
Total lease cost		$6,143	$6,176
Supplemental Information
Noncash reduction of ROU assets	Occupancy expense	$1,037	$1,771
Noncash reduction lease liabilities	Occupancy expense	$389	$1,789

Supplemental balance sheet information		As of December 31, 2020
Weighted-average remaining operating lease term (in years)		5.91

Weighted-average discount rate for operating leases		2.85%

Included in the noncash reduction of ROU assets in 2020 are expenses related to lease modifications and ROU acceleration related to lease abandonments.

Heartland recorded an impairment on one lease in 2020, and the impairment of $360,000 was recorded in gain/loss on sales/valuations of assets, net.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2020 is as follows, in thousands:

Year ending December 31,
2021	$6,890
2022	5,690
2023	4,035
2024	2,334
2025	2,195
Thereafter	6,427
Total lease payments	$27,571
Less interest	(2,234)
Present value of lease liabilities	$25,337

TWENTY-FOUR
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2020	December 31	September 30	June 30	March 31
Net interest income	$132,575	$122,497	$124,146	$112,511
Provision for credit losses	17,072	1,678	26,796	21,520
Net interest income after provision for credit losses	115,503	120,819	97,350	90,991
Noninterest income	32,621	31,216	30,637	25,817
Noninterest expense	99,269	90,396	90,439	90,859
Income taxes	9,046	13,681	7,417	5,909
Net income	39,809	47,958	30,131	20,040
Preferred dividends	(2,014)	(2,437)	—	—
Net income available to common stockholders	$37,795	$45,521	$30,131	$20,040

Per share:
Earnings per share-basic	$0.98	$1.23	$0.82	$0.54
Earnings per share-diluted	0.98	1.23	0.82	0.54
Cash dividends declared on common stock	0.20	0.20	0.20	0.20
Book value per common share	46.77	46.11	44.42	42.21
Weighted average common shares outstanding	38,420,063	36,941,110	36,880,325	36,820,972
Weighted average diluted common shares outstanding	38,534,082	36,995,572	36,915,630	36,895,591

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2019	December 31	September 30	June 30	March 31
Net interest income	$112,745	$111,321	$106,708	$102,955
Provision for credit losses	4,903	5,201	4,918	1,635
Net interest income after provision for credit losses	107,842	106,120	101,790	101,320
Noninterest income	28,030	29,400	32,061	26,717
Noninterest expense	92,866	92,967	75,098	88,230
Income taxes	5,155	7,941	13,584	8,310
Net income	37,851	34,612	45,169	31,497
Preferred dividends	—	—	—	—
Net income available to common stockholders	$37,851	$34,612	$45,169	$31,497

Per share:
Earnings per share-basic	$1.03	$0.94	$1.26	$0.91
Earnings per share-diluted	1.03	0.94	1.26	0.91
Cash dividends declared on common stock	0.18	0.18	0.16	0.16
Book value per common share	43.00	42.62	41.48	39.65
Weighted average common shares outstanding	36,758,025	36,692,381	35,743,986	34,564,378
Weighted average diluted common shares outstanding	36,840,519	36,835,191	35,879,259	34,699,839

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Assessment of the allowance for credit losses and unfunded loan commitments collectively     evaluated

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326) as of January 1, 2020. As discussed in Notes 1, 5, and 6 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded loan commitments collectively evaluated for credit losses is comprised of an allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments (the collective ACL). As of January 1, 2020, the total allowance for credit losses related to loans and unfunded loan commitments was $82.5 million and $13.9 million, respectively, of which a portion was related to the collective ACL. As of December 31, 2020, the total allowance for credit losses related to loans and unfunded loan commitments was $131.6 million and $15.3 million, respectively, of which $122.2 million and $15.3 million, respectively, was related to the collective ACL. The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported loan amounts, including expected defaults. The allowance for credit losses on unfunded commitments leverages the same methodology utilized for the allowance for credit losses on loans. The Company estimates the collective ACL on a pool basis for loans with similar risk characteristics using 1) a transition matrix probability of default (PD) and loss given default (LGD) model, which is based on transition of loans between risk ratings and through default based on the Company’s historical loss experience, for certain commercial and agricultural loans, or 2) a lifetime average historical loss model for all other commercial and agricultural loans, residential real estate loans, and consumer loans. A portion of the collective ACL on outstanding loans is comprised of qualitative adjustments, based on a comparison of current conditions to the average conditions over the look back period. The qualitative adjustments are determined by the Company using an anchoring approach to determine the minimum and maximum amount of qualitative allowance, which is determined by comparing the highest and lowest historical rate to the average loss rate to calculate the rate for the adjustment. The collective ACL utilizes an overlay approach for its economic forecasting component which incorporates a reasonable and supportable forecast of various macro-economic indices. The Company utilizes an economic forecast scenario which reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. For the allowance for credit losses on unfunded loan commitments, the Company separately estimates the exposure at default using estimated average utilization rates.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL estimates. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and their significant assumptions, including the risk ratings for certain commercial and agricultural loans, the historical loss experience, the look back period, and pooling of loans with similar risk characteristics, (2) the lifetime average historical loss rates and their significant factors and assumptions, including pooling of loans with similar risk characteristics, and the look back period, (3) the economic forecasting component, including the economic forecast scenario and the reasonable and supportable forecast period, and (4)

the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and lifetime average historical loss models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•development and approval of the collective ACL methodology
•development of the PD, LGD, and lifetime average historical loss models
•performance monitoring and validation of the PD, LGD, and lifetime average historical loss models
•identification and determination of the significant assumptions used in the PD and LGD models
•identification and determination of the significant assumptions used in the lifetime average historical loss models
•identification and determination of the exposure at default assumption used in the PD, LGD, and lifetime average historical loss models
•development of the qualitative adjustments, including the anchoring approach
•analysis of the collective ACL results, trends and ratios.

We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:

•the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•judgments made by the Company relative to the development and performance monitoring of the PD, LGD, and lifetime average historical loss models, including the exposure at default assumption, by comparing them to relevant Company-specific metrics and trends and applicable industry and regulatory practices
•the exposure at default assumption by comparing to relevant Company-specific metrics and trends and applicable industry and regulatory practices
•the conceptual soundness of the PD, LGD, and lifetime average historical loss models by inspecting the model documentation to determine whether the models are suitable for their intended use
•the methodology used to develop the economic forecasting component, including selection of the economic forecast scenario, by comparing it to the Company’s business environment and relevant industry practices
•the length of the historical look back period and reasonable and supportable forecast period by comparing to Company specific portfolio risk characteristics and trends
•whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ACL estimates compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models
•individual risk ratings for a selection of commercial and agricultural loan relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimates by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

Valuation of goodwill for certain reporting units

As discussed in Notes 1 and 8 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $576.0 million, which represents goodwill recorded at various subsidiary banks (the reporting units). The Company performs goodwill impairment testing using either a qualitative or quantitative assessment at least annually or whenever circumstances indicate a potential impairment may exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the COVID-19 pandemic and economic conditions, an interim quantitative assessment of goodwill was performed during the second quarter of 2020, and no goodwill impairment was identified. The quantitative impairment testing involves estimating the fair value of the reporting units using a combination of discounted cash flow and market-based approaches. Depending on the specific approach, significant assumptions include the discount rates used for cash flows, long-term growth rates, forecasted cash flow projections, and control premiums and multiples.

We identified the valuation of goodwill for certain reporting units for which a quantitative impairment assessment was performed as a critical audit matter. The estimated fair value of certain reporting units involved significant measurement uncertainty and required a high degree of subjective auditor judgment. The discount rates used for cash flows, the long-term growth rates and the forecasted cash flow projections used in the discounted cash flow method, and the control premiums and multiples used in the market-based approach used to estimate the fair value of certain reporting units were challenging to test as they represented subjective determinations of market and economic conditions that were sensitive to variations and minor changes to those assumptions could have had a significant effect on the Company’s assessment of the value of the goodwill for certain reporting units. Additionally, the audit effort associated with the valuation of goodwill required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of certain reporting units, including controls over the development of the discount rates used for cash flows, the long-term growth rates and the forecasted cash flow projections used in the discounted cash flow method, and the control premiums and multiples used in the market-based approach and application of the overall fair value methodology. We evaluated the forecasted cash flow projections used in the discounted cash flow method by comparing the assumptions used by management to the Company’s historical information and historical trends. Additionally, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rates used in the discounted cash flow method, by comparing the rates against discount rate ranges that were independently developed using publicly available market data for comparable companies
•evaluating the long-term growth rates used in the discounted cash flow method, by comparing the rates to economic and industry growth trends
•evaluating the multiples used in the market-based approach, by comparing them to market data for trading multiples for comparable companies
•evaluating the control premiums used in the market-based approach by comparing them to market data of premiums paid for comparable companies.

Initial measurement of the fair value of acquired loans in a business combination

As discussed in Notes 1, 2 and 8 to the consolidated financial statements, on December 4, 2020, the Company completed the acquisition of AimBank. The Company records all assets and liabilities, including intangibles, purchased in business combinations at fair value. As of the closing date, the Company acquired, at fair value, total assets of AimBank of $1.97 billion, which included gross loans of $1.09 billion, and deposits of $1.67 billion. The fair value of acquired loans for AimBank was based on a discounted cash flow methodology that projected principal and interest payments using significant assumptions related to the discount rate and loss rates.

We identified the evaluation of the initial measurement of the fair value of acquired loans in the acquisition of AimBank as a critical audit matter. This fair value measurement involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate the measurement. Specifically, there was a high degree of subjectivity in applying and evaluating the fair value measurement methodology including the acquired loan valuation significant assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the fair value of acquired loans in the acquisition of AimBank, including controls over the application of the overall fair value measurement methodology and the identification and determination of the significant assumptions used in the acquired loan fair value estimate. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the fair value measurement methodology, including the significant assumptions, for compliance with U.S. generally accepted accounting principles and evaluating the significant assumptions used in the fair value measurement through (1) comparison to internal historical data and publicly available data and (2) review of the underlying support and methodology for the development of the significant assumptions.

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

Des Moines, Iowa
February 25, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2020.

Heartland acquired AimBank on December 4, 2020. AimBank, which had assets of $1.89 billion as of December 31, 2020, and revenues of $4.7 million from the acquisition date through December 31, 2020, was excluded from the scope of this report as allowed by the Securities and Exchange Commission. AimBank's assets comprised 11% of Heartland's assets at December 31, 2020, and AimBank's 2020 revenues were less than 1% of Heartland's revenues for 2020.

KPMG LLP, the independent registered public accounting firm that audited Heartland’s consolidated financial statements as of and for the year ended December 31, 2020, included herein, has issued a report on Heartland’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to Heartland's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect Heartland's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Heartland Financial USA, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired AimBank on December 4, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, AimBank’s internal control over financial reporting associated with total assets of $1.89 billion and total revenues of $4.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AimBank.

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
February 25, 2021

ITEM 9B. OTHER INFORMATION

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for Heartland’s 2021 Annual Meeting of Stockholders to be held on May 19, 2021, (the "2020 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Delinquent Section 16(a) Reports," "Corporate Governance and the Board of Directors - Stockholder Communications with the Board, Nomination and Proposal Procedures," "Corporate Governance and the Board of Directors - Committees of the Board," and "Corporate Governance and the Board of Directors - Code of Business Conduct and Ethics" is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2021 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2021 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2021 Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the 2021 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

2.2
Purchase and Assumption Agreement between Illinois Bank & Trust, Rockford Bank and Trust Company and QCR Holdings, Inc. dated August 13, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2019).

2.3
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

3.11
Certificate of Designation of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, filed with the Secretary of State of the State of Delaware and effective June 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

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

4.7
Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

4.8
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

4.10
Form of Stock Certificate for 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

4.11
Form of certificate representing the 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

4.12
Deposit Agreement, dated June 26, 2020, by and among Heartland Financial USA, Inc., Broadridge Corporate Issuer Solutions, Inc. and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

4.13		Form of Depositary Receipt representing Depositary Shares (included as Exhibit A to Exhibit 4.12).

4.14
Amended and Restated Shareholder Voting Agreement, dated October 19, 2020, by and among AIM Bancshares, Inc., AimBank, Heartland Financial USA, Inc., First Bank & Trust, and certain holders of Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A filed on October 19, 2020).

4.15	(1)	Description of Securities

10.1	(2)
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

10.6	(2)	Form of Amendment to Change in Control Agreements (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2020).

10.7	(2)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.8	(2)
Business Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.9
First Amendment First Amendment dated June 16, 2020 to Business Loan Agreement dated June 14, 2019 June 16, 2020 to Business Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.10
Promissory Note dated June 14, 2019 (issued under the non-revolving line of credit), and Change in Terms Agreement dated July 15, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.11	(2)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.12
Promissory Note dated May 10, 2016 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019

10.13
Promissory Note dated July 24, 2018 (updated to be issued under the Business Line Loan Agreement related to the credit facility dated June 14, 2019), and Change in Terms Agreement dated June 14, 2019 between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.14	(2)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2019

10.15
Promissory Note dated June 14, 2020 (issued under the credit facility)issued to Bankers Trust Company by Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.16
Promissory Note dated June 14, 2020 (issued under the non-revolving line of credit) issued to Bankers Trust Company by Heartland Financial USA, Inc.(incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.17	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.18	(2)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.19	(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan.

10.20	(2)	Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 6, 2020)

10.21	(1)(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting fully on the third year following the original grant award

10.22	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan

21.1	(1)	Subsidiaries of the Registrant.

23.1	(1)	Consent of KPMG LLP.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)	Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

104	(1)	Cover page formatted in Inline Extensible Business Reporting Language

(1) Filed herewith.
(2) Management contracts or compensatory plans or arrangements.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed. Heartland agrees to furnish copies of such instruments to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer

Date:    February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

By:	/s/ Bruce K. Lee	/s/ Lynn B. Fuller
	Bruce K. Lee	Lynn B. Fuller
	President and Chief Executive Officer	Executive Operating Chairman and Director
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Executive Officer)

	/s/ Bryan R. McKeag	/s/ Janet M. Quick
	Bryan R. McKeag	Janet M. Quick
	Executive Vice President and Chief Financial Officer	Executive Vice President and Deputy Chief Financial Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

	/s/ Robert B. Engel	/s/ Mark C. Falb
	Robert B. Engel	Mark C. Falb
	Director	Director

	/s/ Thomas L. Flynn	/s/ Jennifer K. Hopkins
	Thomas L. Flynn	Jennifer K. Hopkins
	Director	Director

	/s/ Christopher S. Hylen	/s/ R. Mike McCoy
	Christopher S. Hylen	R. Mike McCoy
	Director	Director

	/s/ Susan G. Murphy	/s/ Barry H. Orr
	Susan G. Murphy	Barry H. Orr
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

/s/ Duane E. White
Duane E. White
Director