Form 10-Q
period 2021-03-31
HEARTLAND FINANCIAL USA INC
filed 2021-05-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 4, 2021, the Registrant had outstanding 42,176,282 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$198,177	$219,243
Interest bearing deposits with other banks and other short-term investments	269,685	118,660
Cash and cash equivalents	467,862	337,903
Time deposits in other financial institutions	3,138	3,129
Securities:
Carried at fair value (cost of $6,357,582 at March 31, 2021, and $6,024,225 at December 31, 2020)	6,370,495	6,127,975
Held to maturity, net of allowance for credit losses of $48 at March 31, 2021 and $51 at December 31, 2020 (fair value of $95,082 at March 31, 2021, and $100,041 at December 31, 2020)	85,293	88,839
Other investments, at cost	74,935	75,253
Loans held for sale	43,037	57,949
Loans receivable:
Held to maturity	10,050,456	10,023,051
Allowance for credit losses	(130,172)	(131,606)
Loans receivable, net	9,920,284	9,891,445
Premises, furniture and equipment, net	217,414	219,595
Premises, furniture and equipment held for sale	7,633	6,499
Other real estate, net	6,236	6,624
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	39,867	42,383
Servicing rights, net	6,953	6,052
Cash surrender value on life insurance	188,521	187,664
Other assets	236,754	281,024
TOTAL ASSETS	$18,244,427	$17,908,339
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,175,946	$5,688,810
Savings	8,179,251	8,019,704
Time	1,203,854	1,271,391
Total deposits	15,559,051	14,979,905
Short-term borrowings	140,597	167,872
Other borrowings	349,514	457,042
Accrued expenses and other liabilities	139,058	224,289
TOTAL LIABILITIES	16,188,220	15,829,108
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both March 31, 2021, and December 31, 2020)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2021, and December 31, 2020)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2021 and December 31, 2020; none issued or outstanding at both March 31, 2021 and December 31, 2020)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2021, and December 31, 2020; none issued or outstanding at both March 31, 2021, and December 31, 2020)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2021, and December 31, 2020; none issued or outstanding at both March 31, 2021, and December 31, 2020)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 authorized at both March 31, 2021 and December 31, 2020; issued and outstanding 11,500 shares at March 31, 2021, and 11,500 issued or outstanding at December 31, 2020)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both March 31, 2021, and December 31, 2020; issued 42,173,675 shares at March 31, 2021, and 42,093,862 shares at December 31, 2020)	42,174	42,094
Capital surplus	1,063,497	1,062,083
Retained earnings	833,171	791,630
Accumulated other comprehensive income	6,660	72,719
TOTAL STOCKHOLDERS' EQUITY	2,056,207	2,079,231
TOTAL LIABILITIES AND EQUITY	$18,244,427	$17,908,339

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
INTEREST INCOME:
Interest and fees on loans	$112,439	$106,414
Interest on securities:
Taxable	30,443	21,731
Nontaxable	4,503	2,183
Interest on federal funds sold	1	—
Interest on interest bearing deposits in other financial institutions	66	721
TOTAL INTEREST INCOME	147,452	131,049
INTEREST EXPENSE:
Interest on deposits	4,395	14,582
Interest on short-term borrowings	152	296
Interest on other borrowings (includes $(591) and $(183) of interest benefit related to derivatives reclassified from accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, respectively)	3,300	3,660
TOTAL INTEREST EXPENSE	7,847	18,538
NET INTEREST INCOME	139,605	112,511
Provision (benefit) for credit losses	(648)	21,520
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	140,253	90,991
NONINTEREST INCOME:
Service charges and fees	13,671	12,021
Loan servicing income	838	963
Trust fees	5,777	5,022
Brokerage and insurance commissions	853	733
Securities gains (losses), net (includes $(30) and $1,658 of net security gains (losses) reclassified from accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, respectively)	(30)	1,658
Unrealized loss on equity securities, net	(110)	(231)
Net gains on sale of loans held for sale	6,420	4,660
Valuation adjustment on servicing rights	917	(1,565)
Income on bank owned life insurance	829	498
Other noninterest income	1,152	2,058
TOTAL NONINTEREST INCOME	30,317	25,817
NONINTEREST EXPENSES:
Salaries and employee benefits	59,062	49,957
Occupancy	7,918	6,471
Furniture and equipment	3,093	3,108
Professional fees	13,490	12,473
Advertising	1,469	2,205
Core deposit intangibles and customer relationship intangibles amortization	2,516	2,981
Other real estate and loan collection expenses	135	334
Loss on sales/valuations of assets, net	194	16
Acquisition, integration and restructuring costs	2,928	1,376
Partnership investment in tax credit projects	35	184
Other noninterest expenses	11,583	11,754
TOTAL NONINTEREST EXPENSES	102,423	90,859
INCOME BEFORE INCOME TAXES	68,147	25,949
Income taxes (includes $143 and $466 of income tax expense reclassified from accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, respectively)	15,333	5,909
NET INCOME	52,814	20,040
Preferred dividends	(2,013)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,801	$20,040
EARNINGS PER COMMON SHARE - BASIC	$1.20	$0.54
EARNINGS PER COMMON SHARE - DILUTED	$1.20	$0.54
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2021	2020
NET INCOME	$52,814	$20,040
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain on securities	(90,869)	(28,328)
Reclassification adjustment for net gains/(losses) realized in net income	30	(1,658)
Income taxes	23,761	7,797
Other comprehensive loss on securities	(67,078)	(22,189)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	1,888	(3,680)
Reclassification adjustment for net gains on derivatives realized in net income	(597)	(190)
Income taxes	(272)	814
Other comprehensive income (loss) on cash flow hedges	1,019	(3,056)
Other comprehensive loss	(66,059)	(25,245)
TOTAL COMPREHENSIVE LOSS	$(13,245)	$(5,205)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,814	$20,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,801	7,100
Provision (benefit) for credit losses	(648)	21,520
Net amortization of premium on securities	8,991	3,685
Securities (gains)/losses, net	30	(1,658)
Unrealized loss on equity securities, net	110	231
Stock based compensation	2,760	2,222
Loans originated for sale	(124,380)	(91,974)
Proceeds on sales of loans held for sale	145,200	100,425
Net gains on sale of loans held for sale	(5,908)	(4,660)
(Increase) decrease in accrued interest receivable	26	(667)
Increase in prepaid expenses	(578)	(157)
Increase in accrued interest payable	236	316
Capitalization of servicing rights	(512)	(414)
Valuation adjustment on servicing rights	(917)	1,565
Loss on sales/valuations of assets, net	194	16
Net excess tax benefit (expense) from stock based compensation	153	(25)
Other, net	(17,816)	(40,513)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,556	17,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(9)	(4)
Proceeds from the sale of securities available for sale	207,067	328,890
Proceeds from the maturity of and principal paydowns on securities available for sale	159,773	92,413
Proceeds from the maturity of and principal paydowns on securities held to maturity	3,909	55
Proceeds from the maturity of time deposits in other financial institutions	—	150
Proceeds from the sale, maturity of and principal paydowns on other investments	1,003	5,613
Purchase of securities available for sale	(709,690)	(627,246)
Purchase of other investments	(685)	(9,662)
Net increase in loans	(29,674)	(5,568)
Purchase of bank owned life insurance policies	(22)	(39)
Capital expenditures	(3,776)	(3,723)
Proceeds from the sale of equipment	1,311	—
Proceeds on sale of OREO and other repossessed assets	1,209	1,019
NET CASH USED BY INVESTING ACTIVITIES	$(369,584)	$(218,102)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$487,136	$153,111
Net increase in savings deposits	159,547	59,185
Net decrease in time deposit accounts	(67,537)	(82,602)
Net decrease in short-term borrowings	(27,275)	(34,987)
Proceeds from short term advances	—	491,545
Repayments of short term advances	—	(517,742)
Proceeds from other borrowings	—	1,930
Repayments of other borrowings	(107,807)	(1,832)
Proceeds from issuance of common stock	196	804
Dividends paid	(11,273)	(7,353)
NET CASH PROVIDED BY FINANCING ACTIVITIES	432,987	62,059
Net increase (decrease) in cash and cash equivalents	129,959	(138,991)
Cash and cash equivalents at beginning of year	337,903	378,734
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$467,862	$239,743
Supplemental disclosures:
Cash paid for income/franchise taxes	$15,744	$12
Cash paid for interest	7,611	18,222
Loans transferred to OREO	585	245
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	1,140	—
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	6	—
Dividends declared, not paid	2,013	—
Purchases of securities available for sale, accrued, not settled	—	14,035
Transfer of available for sale securities to held to maturity securities	—	462

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income				20,040	(25,245)	(5,205)
Cash dividends declared:
Common, $0.20 per share				(7,353)		(7,353)
Issuance of 102,939 shares of common stock		103	701			804
Stock based compensation			2,222			2,222
Balance at March 31, 2020	$—	$36,807	$842,780	$700,298	$(26,171)	$1,553,714

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income				52,814	(66,059)	(13,245)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.22 per share				(9,260)		(9,260)
Issuance of 79,813 shares of common stock		80	(1,346)			(1,266)
Stock based compensation			2,760			2,760
Balance at March 31, 2021	$110,705	$42,174	$1,063,497	$833,171	$6,660	$2,056,207

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2020, included in the Form 10-K of Heartland Financial USA, Inc. ("HTLF") filed with the Securities and Exchange Commission ("SEC") on February 25, 2021. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2021, are not necessarily indicative of the results expected for the year ending December 31, 2021.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2021, and 2020, are shown in the table below:

	Three Months Ended March 31,
(Dollars and number of shares in thousands, except per share data)	2021	2020
Net income	$52,814	$20,040
Preferred dividends	(2,013)	—
Net income available to stockholders	$50,801	$20,040

Weighted average common shares outstanding for basic earnings per share	42,174	36,821
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	162	75
Weighted average common shares for diluted earnings per share	42,336	36,896
Earnings per common share — basic	$1.20	$0.54
Earnings per common share — diluted	$1.20	$0.54
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	25	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF has a formal working group that is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and securities and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is expected to take place at the end of 2021, and management will continue to actively assess the related opportunities and risks involved in this transition.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. HTLF adopted this ASU on January 1, 2021, as required, and the adoption did not have a material impact on its results of operations, financial position and liquidity.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For loan and lease agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modifications would be considered "minor" with the result that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement, with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the ASC, ASU 2020-04 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. HTLF anticipates that ASU 2020-04 will simplify any modifications executed between the selected start date and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract that would result in writing off unamortized fees/costs. Management will continue to actively assess the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition.

NOTE 2: ACQUISITIONS

Johnson Bank branches
On December 4, 2020, Arizona Bank & Trust ("AB&T"), a wholly-owned subsidiary headquartered in Phoenix, Arizona, completed its acquisition of certain assets and assumed substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, which includes four banking centers. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc., headquartered in Racine, Wisconsin. As of the closing date, AB&T acquired, at fair value, total assets of $419.7 million, which included gross loans of $150.7 million and assumed deposits of $415.5 million and certain other liabilities.

AIM Bancshares, Inc.
On December 4, 2020, HTLF completed the acquisition of AIM Bancshares, Inc. ("AIM") and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. Pursuant to the agreement, each share of AimBank common stock was converted into the right to receive 207.0 shares of HTLF common stock and $1,887.16 of cash, subject to certain hold-back provisions of the agreement. Based on the closing price of $41.89 per share of HTLF common stock on December 4, 2020, the aggregate merger consideration received by AimBank stockholders was valued at approximately $264.5 million, which was paid by delivery of HTLF common stock valued at $217.2 million and cash of subject to certain hold-back provisions of the agreement. In addition, holders of in-the-money options to acquire shares of AimBank common stock received aggregate consideration of approximately $4.9 million in exchange for the cancellation of such stock options. The combined entity, resulting from the merger of AimBank into First Bank & Trust, will operate as First Bank & Trust. The transaction included, at fair value, total assets of $1.97 billion, including $1.09 billion of gross loans held to maturity, and $1.67 billion of deposits. The transaction is structured as a tax-free reorganization with respect to the stock consideration received by shareholders of AIM. On February 19, 2021, HTLF completed the systems conversion of AimBank, and subsequent to the systems conversion, seven of AimBank's twenty-five bank branches were transferred to HTLF's New Mexico Bank & Trust subsidiary.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
U.S. treasuries	$995	$24	$—	$1,019
U.S. agencies	212,805	1,222	(1,735)	212,292
Obligations of states and political subdivisions	1,737,638	41,460	(41,109)	1,737,989
Mortgage-backed securities - agency	1,442,422	19,675	(29,168)	1,432,929
Mortgage-backed securities - non-agency	1,490,868	14,957	(2,109)	1,503,716
Commercial mortgage-backed securities - agency	123,797	2,150	(3,717)	122,230
Commercial mortgage-backed securities - non-agency	307,744	272	(242)	307,774
Asset-backed securities	1,017,016	12,837	(1,640)	1,028,213
Corporate bonds	3,754	64	(28)	3,790
Total debt securities	6,337,039	92,661	(79,748)	6,349,952
Equity securities with a readily determinable fair value	20,543	—	—	20,543
Total	$6,357,582	$92,661	$(79,748)	$6,370,495
December 31, 2020
U.S. treasuries	$1,995	$31	$—	$2,026
U.S. agencies	167,048	657	(926)	166,779
Obligations of states and political subdivisions	1,562,631	75,555	(2,959)	1,635,227
Mortgage-backed securities - agency	1,351,964	16,029	(12,723)	1,355,270
Mortgage-backed securities - non-agency	1,428,068	22,688	(1,640)	1,449,116
Commercial mortgage-backed securities - agency	171,451	3,440	(738)	174,153
Commercial mortgage-backed securities - non-agency	253,421	37	(691)	252,767
Asset-backed securities	1,064,255	9,421	(4,410)	1,069,266
Corporate bonds	3,763	8	(29)	3,742
Total debt securities	6,004,596	127,866	(24,116)	6,108,346
Equity securities with a readily determinable fair value	19,629	—	—	19,629
Total	$6,024,225	$127,866	$(24,116)	$6,127,975

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2021
Obligations of states and political subdivisions	$85,341	$9,741	$—	$95,082	$(48)
Total	$85,341	$9,741	$—	$95,082	$(48)
December 31, 2020
Obligations of states and political subdivisions	$88,890	$11,151	$—	$100,041	$(51)
Total	$88,890	$11,151	$—	$100,041	$(51)

As of March 31, 2021, HTLF had $21.4 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,839	$2,873
Due in 1 to 5 years	30,793	31,575
Due in 5 to 10 years	250,514	250,981
Due after 10 years	1,671,046	1,669,661
Total debt securities	1,955,192	1,955,090
Mortgage and asset-backed securities	4,381,847	4,394,862
Equity securities with a readily determinable fair value	20,543	20,543
Total investment securities	$6,357,582	$6,370,495

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,008	$2,028
Due in 1 to 5 years	23,461	25,067
Due in 5 to 10 years	51,288	56,258
Due after 10 years	8,584	11,729
Total debt securities	85,341	95,082
Allowance for credit losses	(48)	—
Total investment securities	$85,293	$95,082

As of March 31, 2021, and December 31, 2020, securities with a carrying value of $1.78 billion and $2.12 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three months ended March 31, 2021 and 2020, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$207,067	$328,890
Gross security gains	445	2,904
Gross security losses	475	1,246

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of March 31, 2021, and December 31, 2020. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2020, and December 31, 2019, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2021
U.S. treasuries	$—	$—	—	$—	$—	—	$—	$—	—
U.S. agencies	23,581	(997)	2	95,757	(738)	73	119,338	(1,735)	75
Obligations of states and political subdivisions	1,000,647	(40,997)	169	13,126	(112)	2	1,013,773	(41,109)	171
Mortgage-backed securities - agency	774,060	(28,762)	51	27,063	(406)	2	801,123	(29,168)	53
Mortgage-backed securities - non-agency	568,107	(1,801)	18	30,172	(308)	5	598,279	(2,109)	23
Commercial mortgage-backed securities - agency	72,262	(3,717)	11	—	—	—	72,262	(3,717)	11
Commercial mortgage-backed securities - non-agency	57,789	(6)	1	34,659	(236)	4	92,448	(242)	5
Asset-backed securities	128,354	(533)	6	88,892	(1,107)	12	217,246	(1,640)	18
Corporate bonds	1,714	(28)	4	—	—	—	1,714	(28)	4
Total temporarily impaired securities	$2,626,514	$(76,841)	262	$289,669	$(2,907)	98	$2,916,183	$(79,748)	360
December 31, 2020
U.S. treasuries	$—	$—	—	$—	$—	—	$—	$—	—
U.S. agencies	2,981	(8)	5	99,922	(918)	72	102,903	(926)	77
Obligations of states and political subdivisions	346,598	(2,959)	49	—	—	—	346,598	(2,959)	49
Mortgage-backed securities - agency	653,793	(12,342)	35	31,012	(381)	3	684,805	(12,723)	38
Mortgage-backed securities - non-agency	378,843	(1,639)	17	1,622	(1)	1	380,465	(1,640)	18
Commercial mortgage-backed securities - agency	46,541	(738)	6	—	—	—	46,541	(738)	6
Commercial mortgage-backed securities - non-agency	100,042	(15)	2	35,428	(676)	3	135,470	(691)	5
Asset-backed securities	141,824	(643)	9	340,452	(3,767)	24	482,276	(4,410)	33
Corporate bonds	1,908	(29)	4	—	—	—	1,908	(29)	4
Total temporarily impaired securities	$1,672,530	$(18,373)	127	$508,436	$(5,743)	103	$2,180,966	$(24,116)	230

HTLF had no securities held to maturity with unrealized losses at March 31, 2021, or December 31, 2020.

HTLF reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The remaining unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2021 and 2020.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2021 and 2020.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$51	$—
Impact of ASU 2016-13 adoption	—	158
Adjusted balance	51	158
Provision (benefit) for credit losses	(3)	39
Balance at period end	$48	$197

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of March 31, 2021 and 2020, which are updated quarterly and used to monitor the credit quality of the securities:

	March 31, 2021	December 31, 2020
Rating
AAA	$3,178	$—
AA, AA+, AA-	61,816	64,385
A+, A, A-	15,150	18,353
BBB	4,729	4,208
Not Rated	468	1,944
Total	$85,341	$88,890

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $19.2 million at March 31, 2021 and $19.5 million at December 31, 2020.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2021, did not consider the investments to be impaired.

NOTE 4: LOANS

Loans as of March 31, 2021, and December 31, 2020, were as follows, in thousands:

	March 31, 2021	December 31, 2020
Loans receivable held to maturity:
Commercial and industrial	$2,421,260	$2,534,799
Paycheck Protection Program ("PPP")	1,155,328	957,785
Owner occupied commercial real estate	1,837,559	1,776,406
Non-owner occupied commercial real estate	1,967,183	1,921,481
Real estate construction	796,027	863,220
Agricultural and agricultural real estate	683,969	714,526
Residential real estate	786,994	840,442
Consumer	402,136	414,392
Total loans receivable held to maturity	10,050,456	10,023,051
Allowance for credit losses	(130,172)	(131,606)
Loans receivable, net	$9,920,284	$9,891,445

As of March 31, 2021, HTLF had $41.6 million of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at March 31, 2021, and December 31, 2020, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. Individually assessed loans are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
March 31, 2021
Commercial and industrial	$3,433	$32,662	$36,095	$14,560	$2,406,700	$2,421,260
PPP	—	—	—	—	1,155,328	1,155,328
Owner occupied commercial real estate	110	19,306	19,416	10,720	1,826,839	1,837,559
Non-owner occupied commercial real estate	5,873	18,821	24,694	22,655	1,944,528	1,967,183
Real estate construction	—	19,931	19,931	—	796,027	796,027
Agricultural and agricultural real estate	2,481	4,630	7,111	14,926	669,043	683,969
Residential real estate	—	11,012	11,012	129	786,865	786,994
Consumer	—	11,913	11,913	—	402,136	402,136
Total	$11,897	$118,275	$130,172	$62,990	$9,987,466	$10,050,456

December 31, 2020
Commercial and industrial	$4,077	$34,741	$38,818	$16,578	$2,518,221	$2,534,799
PPP	—	—	—	—	957,785	957,785
Owner occupied commercial real estate	111	19,890	20,001	11,174	1,765,232	1,776,406
Non-owner occupied commercial real estate	3,250	17,623	20,873	13,490	1,907,991	1,921,481
Real estate construction	—	20,080	20,080	—	863,220	863,220
Agricultural and agricultural real estate	1,988	5,141	7,129	15,453	699,073	714,526
Residential real estate	—	11,935	11,935	535	839,907	840,442
Consumer	—	12,770	12,770	—	414,392	414,392
Total	$9,426	$122,180	$131,606	$57,230	$9,965,821	$10,023,051

HTLF had $6.1 million of troubled debt restructured loans at March 31, 2021, of which $3.7 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms. HTLF had $6.2 million of troubled debt restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three months ended March 31, 2021, and March 31, 2020, dollars in thousands:

Three Months Ended March 31,

Three Months Ended March 31,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	32	32
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$32	$32

At March 31, 2021, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The tables above do not include any loan modifications made under COVID-19 modification programs. Refer to the "Overview" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further information on these modifications.

The following table shows troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2021, and March 31, 2020, that had been modified during the twelve-month period prior to default, in thousands:

With Payment Defaults During the Three Months Ended March 31,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	1	241
Consumer	—	—	—	—
Total	—	$—	1	$241

HTLF's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration.

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

The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and repaying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that HTLF will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity.

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. HTLF had no loans classified as loss or doubtful as of March 31, 2021 and December 31, 2020.

The following tables show the risk category of loans by loan category and year of origination as of March 31, 2021, and December 31, 2020, in thousands:

As of March 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$85,059	$523,968	$305,803	$142,927	$206,293	$386,530	$481,837	$2,132,417
Watch	1,213	31,058	23,144	19,494	15,308	21,877	78,657	190,751
Substandard	825	24,203	10,191	8,278	11,890	26,002	16,703	98,092
Commercial and industrial total	$87,097	$579,229	$339,138	$170,699	$233,491	$434,409	$577,197	$2,421,260
PPP
Pass	$400,126	$671,099	$—	$—	$—	$—	$—	$1,071,225
Watch	9,625	20,344	—	—	—	—	—	29,969
Substandard	5,750	48,384	—	—	—	—	—	54,134
PPP total	$415,501	$739,827	$—	$—	$—	$—	$—	$1,155,328
Owner occupied commercial real estate
Pass	$97,898	$415,729	$387,953	$271,720	$152,313	$289,744	$36,676	$1,652,033
Watch	768	16,775	22,063	22,059	20,427	19,212	7,131	108,435
Substandard	1,907	14,332	7,797	10,340	12,830	28,937	948	77,091
Owner occupied commercial real estate total	$100,573	$446,836	$417,813	$304,119	$185,570	$337,893	$44,755	$1,837,559
Non-owner occupied commercial real estate
Pass	$94,856	$334,303	$379,230	$297,195	$181,937	$307,473	$20,154	$1,615,148
Watch	—	20,932	91,095	31,107	20,494	67,914	5,013	236,555
Substandard	2,140	30,469	14,010	23,383	14,853	30,625	—	115,480
Non-owner occupied commercial real estate total	$96,996	$385,704	$484,335	$351,685	$217,284	$406,012	$25,167	$1,967,183
Real estate construction
Pass	$66,643	$342,374	$229,345	$54,006	$10,730	$9,485	$18,588	$731,171
Watch	—	2,832	11,164	47,532	317	25	414	62,284
Substandard	158	—	28	1,995	—	391	—	2,572
Real estate construction total	$66,801	$345,206	$240,537	$103,533	$11,047	$9,901	$19,002	$796,027
Agricultural and agricultural real estate
Pass	$56,474	$149,863	$81,301	$49,483	$32,928	$49,165	$132,606	$551,820
Watch	1,268	17,561	12,753	6,863	1,636	6,667	10,136	56,884
Substandard	6,686	13,163	6,943	22,012	5,855	12,370	8,236	75,265
Agricultural and agricultural real estate total	$64,428	$180,587	$100,997	$78,358	$40,419	$68,202	$150,978	$683,969
Residential real estate
Pass	$46,700	$125,274	$80,624	$95,884	$64,961	$312,167	$26,634	$752,244
Watch	1,188	1,989	1,676	2,067	1,620	8,062	—	16,602
Substandard	4,324	947	201	2,073	1,410	8,393	800	18,148
Residential real estate total	$52,212	$128,210	$82,501	$100,024	$67,991	$328,622	$27,434	$786,994
Consumer
Pass	$17,483	$32,613	$23,111	$16,259	$13,336	$22,480	$266,620	$391,902
Watch	29	104	361	840	324	708	1,455	3,821
Substandard	—	546	739	1,423	386	2,499	820	6,413
Consumer total	$17,512	$33,263	$24,211	$18,522	$14,046	$25,687	$268,895	$402,136

Total Pass	$865,239	$2,595,223	$1,487,367	$927,474	$662,498	$1,377,044	$983,115	$8,897,960
Total Watch	14,091	111,595	162,256	129,962	60,126	124,465	102,806	705,301
Total Substandard	21,790	132,044	39,909	69,504	47,224	109,217	27,507	447,195
Total Loans	$901,120	$2,838,862	$1,689,532	$1,126,940	$769,848	$1,610,726	$1,113,428	$10,050,456

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$557,853	$340,809	$168,873	$215,696	$101,010	$337,834	$541,627	$2,263,702
Watch	41,574	24,676	19,672	14,262	8,072	2,474	49,432	160,162
Substandard	23,024	16,274	8,897	15,717	9,098	19,537	18,388	110,935
Commercial and industrial total	$622,451	$381,759	$197,442	$245,675	$118,180	$359,845	$609,447	$2,534,799
PPP
Pass	$880,709	$—	$—	$—	$—	$—	$—	$880,709
Watch	22,533	—	—	—	—	—	—	22,533
Substandard	54,543	—	—	—	—	—	—	54,543
PPP total	$957,785	$—	$—	$—	$—	$—	$—	$957,785
Owner occupied commercial real estate
Pass	$400,662	$369,401	$300,242	$167,470	$107,234	$213,780	$33,759	$1,592,548
Watch	15,345	13,764	22,488	20,811	8,717	15,282	4,311	100,718
Substandard	15,914	9,522	12,164	14,147	8,580	21,708	1,105	83,140
Owner occupied commercial real estate total	$431,921	$392,687	$334,894	$202,428	$124,531	$250,770	$39,175	$1,776,406
Non-owner occupied commercial real estate
Pass	$334,722	$411,301	$305,456	$194,101	$108,070	$233,153	$24,466	$1,611,269
Watch	22,826	55,225	24,718	18,724	20,954	45,672	5,114	193,233
Substandard	30,899	15,035	23,290	17,046	9,147	21,060	502	116,979
Non-owner occupied commercial real estate total	$388,447	$481,561	$353,464	$229,871	$138,171	$299,885	$30,082	$1,921,481
Real estate construction
Pass	$311,625	$309,678	$157,171	$12,625	$6,954	$5,110	$21,431	$824,594
Watch	2,105	26,659	2,403	332	55	388	1,295	33,237
Substandard	196	2,760	2,036	—	39	358	—	5,389
Real estate construction total	$313,926	$339,097	$161,610	$12,957	$7,048	$5,856	$22,726	$863,220
Agricultural and agricultural real estate
Pass	$171,578	$90,944	$62,349	$39,252	$17,626	$37,696	$148,456	$567,901
Watch	20,500	16,202	8,854	2,448	3,515	3,157	12,282	66,958
Substandard	17,403	7,044	23,519	6,758	3,917	9,952	11,074	79,667
Agricultural and agricultural real estate total	$209,481	$114,190	$94,722	$48,458	$25,058	$50,805	$171,812	$714,526
Residential real estate
Pass	$153,017	$99,440	$118,854	$83,534	$63,477	$244,852	$33,467	$796,641
Watch	3,986	4,507	2,188	1,896	3,117	8,525	—	24,219
Substandard	980	442	2,507	1,528	884	12,141	1,100	19,582
Residential real estate total	$157,983	$104,389	$123,549	$86,958	$67,478	$265,518	$34,567	$840,442
Consumer
Pass	$37,037	$27,646	$18,811	$15,034	$4,009	$19,483	$280,996	$403,016
Watch	168	352	647	340	82	646	1,622	3,857
Substandard	481	959	1,884	500	897	1,976	822	7,519
Consumer total	$37,686	$28,957	$21,342	$15,874	$4,988	$22,105	$283,440	$414,392

Total Pass	$2,847,203	$1,649,219	$1,131,756	$727,712	$408,380	$1,091,908	$1,084,202	$8,940,380
Total Watch	129,037	141,385	80,970	58,813	44,512	76,144	74,056	604,917
Total Substandard	143,440	52,036	74,297	55,696	32,562	86,732	32,991	477,754
Total Loans	$3,119,680	$1,842,640	$1,287,023	$842,221	$485,454	$1,254,784	$1,191,249	$10,023,051

Included in the nonpass loans at March 31, 2021 and December 31, 2020 were $84.1 million and $77.1 million, respectively, of nonpass PPP loans as a result of risk ratings on related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of March 31, 2021, HTLF had $1.6 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at March 31, 2021, and December 31, 2020, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2021
Commercial and industrial	$3,632	$219	$49	$3,900	$2,397,518	$19,842	$2,421,260
PPP	—	—	—	—	1,155,328	—	1,155,328
Owner occupied commercial real estate	519	—	—	519	1,824,298	12,742	1,837,559
Non-owner occupied commercial real estate	4,174	584	—	4,758	1,938,728	23,697	1,967,183
Real estate construction	393	—	—	393	795,057	577	796,027
Agricultural and agricultural real estate	830	5	—	835	665,069	18,065	683,969
Residential real estate	4,088	1,101	122	5,311	768,401	13,282	786,994
Consumer	525	86	—	611	398,012	3,513	402,136
Total gross loans receivable held to maturity	$14,161	$1,995	$171	$16,327	$9,942,411	$91,718	$10,050,456
December 31, 2020
Commercial and industrial	$5,825	$2,322	$720	$8,867	$2,504,170	$21,762	$2,534,799
PPP	1	—	—	1	957,784	—	957,785
Owner occupied commercial real estate	2,815	167	—	2,982	1,759,649	13,775	1,776,406
Non-owner occupied commercial real estate	2,143	2,674	—	4,817	1,902,003	14,661	1,921,481
Real estate construction	2,446	96	—	2,542	859,784	894	863,220
Agricultural and agricultural real estate	1,688	—	—	1,688	694,150	18,688	714,526
Residential real estate	1,675	83	—	1,758	825,047	13,637	840,442
Consumer	807	139	—	946	409,477	3,969	414,392
Total gross loans receivable held to maturity	$17,400	$5,481	$720	$23,601	$9,912,064	$87,386	$10,023,051

Loans delinquent 30 to 89 days as a percent of total loans were 0.16% at March 31, 2021, compared to 0.23% at December 31, 2020. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021, and December 31, 2020, HTLF had $30.5 million and $32.5 million of nonaccrual loans with no related allowance, respectively.

On December 4, 2020, HTLF's Arizona Bank & Trust subsidiary completed the acquisition of certain assets and substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, headquartered in Racine, Wisconsin. As of December 4, 2020, the Johnson Bank branches acquired had gross loans with a fair value of $150.7 million.

On December 4, 2020, HTLF completed the acquisition of AimBank, headquartered in Levelland, Texas. As of December 4, 2020, AimBank had gross loans with a fair value of $1.09 billion.

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three months ended March 31, 2021, and March 31, 2020, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818	$—	$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(948)	—	(41)	—	—	(318)	(21)	(798)	(2,126)
Recoveries	293	—	53	—	2	21	5	302	676
Provision	(2,068)	—	(597)	3,821	(151)	279	(907)	(361)	16
Balance at March 31, 2021	$36,095	$—	$19,416	$24,694	$19,931	$7,111	$11,012	$11,913	$130,172

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2019	$34,207	$—	$7,921	$7,584	$8,677	$5,680	$1,504	$4,822	$70,395
Impact of ASU 2016-13 adoption	(272)	—	(114)	(2,617)	6,335	(387)	4,817	4,309	12,071
Adjusted balance at January 1, 2020	33,935	—	7,807	4,967	15,012	5,293	6,321	9,131	82,466
Charge-offs	(5,230)	—		—	(21)	(253)	(79)	(717)	(6,300)
Recoveries	264	—	1	—	5	826	3	220	1,319
Provision	3,486	—	2,529	3,353	7,955	(1,069)	2,480	1,131	19,865
Balance at March 31, 2020	$32,455	$—	$10,337	$8,320	$22,951	$4,797	$8,725	$9,765	$97,350

Changes in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2021 and March 31, 2020, were as follows:

Balance at December 31, 2020	$15,280
Provision	(661)
Balance at March 31, 2021	$14,619

Balance at December 31, 2019	$248
Impact of ASU 2016-13 adoption on January 1, 2020	13,604
Adjusted balance at January 1, 2020	13,852
Provision	1,616
Balance at March 31, 2020	$15,468

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

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both March 31, 2021 and December 31, 2020. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. HTLF performed an interim quantitative assessment of goodwill in the second quarter of 2020, which was the most recent annual assessment, and there was no goodwill impairment.

HTLF recorded $91.4 million of goodwill and $3.1 million of core deposit intangible in connection with the acquisition of AimBank, headquartered in Levelland, Texas on December 4, 2020.

HTLF recorded $38.4 million of goodwill and $1.3 million of core deposit intangible in connection with the acquisition of certain assets and substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, headquartered in Racine, Wisconsin on December 4, 2020.

The core deposit intangible recorded with the AimBank acquisition is not deductible for tax purposes and is expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the AimBank acquisition resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

The core deposit intangible and goodwill recorded with Johnson Bank transaction are deductible for tax purposes, and the core deposit intangible is expected to be amortized over a period of 10 years on an accelerated basis.

HTLF's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2021, and December 31, 2020, are presented in the table below, in thousands:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$61,477	$39,708	$101,185	$58,970	$42,215
Customer relationship intangibles	1,177	1,018	159	1,177	1,009	168
Mortgage servicing rights	11,781	5,563	6,218	11,268	6,079	5,189
Commercial servicing rights	7,054	6,319	735	7,054	6,191	863
Total	$121,197	$74,377	$46,820	$120,684	$72,249	$48,435

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Nine months ending December 31, 2021	$6,852	$27	$1,201	$177	$8,257
Year ending December 31,
2022	7,702	34	1,254	207	9,197
2023	6,739	33	1,075	149	7,996
2024	5,591	33	896	98	6,618
2025	4,700	32	717	104	5,553
2026	3,533	—	538	—	4,071
Thereafter	4,591	—	537	—	5,128
Total	$39,708	$159	$6,218	$735	$46,820

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2021. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $745.1 million at March 31, 2021 compared to $743.3 million at December 31, 2020. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $9.4 million at March 31, 2021 and $5.7 million at December 31, 2020.

At March 31, 2021, the fair value of the mortgage servicing rights was estimated at $6.2 million compared to $5.2 million at December 31, 2020. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 14.20% for the March 31, 2021 valuation compared to 16.20% for the December 31, 2020 valuation. The discount rate was 9.02% for both March 31, 2021 and December 31, 2020. The average capitalization rate for the first three months of 2021 ranged from 76 to 112 basis points compared to a range of 95 to 116 basis points for the first three months of 2020. Fees collected for the servicing of mortgage loans for others were $464,000 and $409,000 for the quarter ended March 31, 2021 and March 31, 2020.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2021, and March 31, 2020:

	2021	2020
Balance at January 1,	$5,189	$5,621
Originations	512	376
Amortization	(400)	(307)
Sale of mortgage servicing rights	—	—
Valuation adjustment	917	(1,565)
Balance at period end	$6,218	$4,125
Mortgage servicing rights, net to servicing portfolio	0.83%	0.67%

HTLF's commercial servicing portfolio is comprised of loans guaranteed by the United States Small Business Administration ("SBA") and United States Department of Agriculture that have been sold with servicing retained by HTLF, which totaled $62.4 million at March 31, 2021 and $66.2 million at December 31, 2020. The commercial servicing rights portfolio is separated into two tranches at the respective HTLF subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $129,000 and $118,000 for the quarter ended March 31, 2021 and March 31, 2020.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 13.83% to 17.76% as of March 31, 2021 compared to 14.95% to 19.25% as of December 31, 2020. The discount rate range was 6.89% to 8.53% for the March 31, 2021, valuations compared to 7.70% to 12.88% for the December 31, 2020 valuations. The capitalization rate for 2020 ranged from 310 to 445 basis points. The total fair value of the commercial servicing rights was estimated at $1.2 million as of March 31, 2021, and $1.3 million as of December 31, 2020.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the three months ended March 31, 2021, and March 31, 2020:

	2021	2020
Balance at January 1,	$863	$1,115
Originations	—	38
Amortization	(128)	(58)
Balance at period end	$735	$1,095
Fair value of commercial servicing rights	$1,239	$1,407
Commercial servicing rights, net to servicing portfolio	1.18%	1.41%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are capitalized through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each HTLF subsidiary. At March 31, 2021, a $401,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.4 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2020, a $422,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.4 million valuation allowance was required on the mortgage servicing rights

30-year tranche. At both March 31, 2021 and December 31, 2020, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2021, and December 31, 2020:

March 31, 2021	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
First Bank & Trust	$1,667	$1,266	$401	$6,380	$4,952	$1,428
December 31, 2020
First Bank & Trust	$1,522	$1,100	$422	$5,445	$4,089	$1,356

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at each respective subsidiary at March 31, 2021, and December 31, 2020:

	Book Value Less than 20 Years	Fair Value Less than 20 Years	Valuation Allowance 15-Year Tranche	Book Value More than 20 Years	Fair Value More than 20 Years	Valuation Allowance 30-Year Tranche
March 31, 2021	$80	$230	$—	$655	$1,009	$—

December 31, 2020	$87	$203	$—	$776	$1,085	$—

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

HTLF uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, HTLF considers the use of interest rate swaps, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, HTLF is facilitating back-to-back loan swaps to assist customers in managing interest rate risk. HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. HTLF was required to pledge $2.9 million of cash as collateral at March 31, 2021 compared to $3.8 million at December 31, 2020. At both March 31, 2021 and December 31, 2020, no collateral was required to be pledged by HTLF's counterparties.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
HTLF has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, HTLF has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on HTLF's variable-rate liabilities. For the three months ended March 31, 2021, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $591,000. For the next twelve months, HTLF estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.4 million.

HTLF entered into forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust IV, VI, and VII, which total $65.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $65.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date. At inception, HTLF asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. During the first quarter of 2021, the interest rate swap transaction associated with Heartland Financial Statutory Trust IV, totaling $25.0 million, matured and the fixed rate debt has been converted to a variable rate subordinated debenture.

On May 18, 2018, HTLF acquired cash flow hedges related to OCGI Statutory Trust III and OCGI Capital Trust IV with notional amounts of $3.0 million and $6.0 million, respectively, in the First Bank Lubbock Bancshares, Inc. transaction. The cash flow hedges effectively convert OCGI Statutory Trust III and OGCI Capital Trust IV from variable rate subordinated debentures to fixed rate debt. These swaps are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $9.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date.

The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as cash flow hedges at March 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
March 31, 2021
Interest rate swap	$25,000	$—	Other liabilities	—%	—%	03/17/2021
Interest rate swap	20,667	(37)	Other liabilities	2.606	3.674	05/10/2021
Interest rate swap	22,000	(1,669)	Other liabilities	2.607	5.425	07/24/2028
Interest rate swap	20,000	(1,194)	Other liabilities	0.184	2.390	06/15/2024
Interest rate swap	20,000	(1,144)	Other liabilities	0.225	2.352	03/01/2024
Interest rate swap	6,000	(26)	Other liabilities	0.184	1.866	06/15/2021
Interest rate swap	3,000	(13)	Other liabilities	0.184	1.878	06/30/2021
December 31, 2020
Interest rate swap	$25,000	$(127)	Other liabilities	0.229%	2.255%	03/17/2021
Interest rate swap	21,667	(91)	Other liabilities	2.649	3.674	05/10/2021
Interest rate swap	22,750	(2,220)	Other liabilities	2.643	5.425	07/24/2028
Interest rate swap	20,000	(1,482)	Other liabilities	0.217	2.390	06/15/2024
Interest rate swap	20,000	(1,385)	Other liabilities	0.225	2.352	03/01/2024
Interest rate swap	6,000	(50)	Other liabilities	0.217	1.866	06/15/2021
Interest rate swap	3,000	(25)	Other liabilities	0.241	1.878	06/30/2021

The table below identifies the gains and losses recognized on HTLF's derivative instruments designated as cash flow hedges for the three months ended March 31, 2021, and March 31, 2020, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2021
Interest rate swaps	$1,297	Interest expense	$591	Other income	$—
Three Months Ended March 31, 2020
Interest rate swaps	$(3,863)	Interest expense	$183	Other income	$—

Fair Value Hedges
HTLF uses interest rate swaps to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure. HTLF uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. HTLF uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in the fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

HTLF was required to pledge $3.8 million and $4.2 million of cash as collateral for these fair value hedges at March 31, 2021, and December 31, 2020, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at March 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2021
Fair value hedges	$20,734	$(1,717)	Other liabilities
December 31, 2020
Fair value hedges	$20,841	$(2,480)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three months ended March 31, 2021, and March 31, 2020, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2021
Fair value hedges	$763	Interest income
Three Months Ended March 31, 2020
Fair value hedges	$(1,677)	Interest income

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at March 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2021
Embedded derivatives	$9,084	$551	Other assets
December 31, 2020
Embedded derivatives	$9,198	$680	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three months ended March 31, 2021, and March 31, 2020, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended March 31, 2021
Embedded derivatives	$(129)	Other noninterest income
Three Months Ended March 31, 2020
Embedded derivatives	$361	Other noninterest income

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $27.9 million and $46.5 million as of March 31, 2021, and December 31, 2020, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $0 at both March 31, 2021, and December 31, 2020. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2021 and March 31, 2020, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2021
Customer interest rate swaps	$444,056	$23,440	Other assets	4.51%	2.48%
Customer interest rate swaps	444,056	(23,440)	Other liabilities	2.48	4.51
December 31, 2020
Customer interest rate swaps	$440,719	$43,422	Other assets	4.46%	2.46%
Customer interest rate swaps	440,719	(43,422)	Other liabilities	2.46	4.46

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both March 31, 2021, and December 31, 2020. HTLF's counterparties were required to pledge no collateral at both March 31, 2021 and December 31, 2020, as collateral for these forward commitments.

HTLF acquired undesignated interest rate swaps in 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheet or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities, with changes in the fair value recorded as a component of other noninterest income.

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at March 31, 2021, and December 31, 2020, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2021
Interest rate lock commitments (mortgage)	Other assets	$54,369	$1,857
Forward commitments	Other assets	83,500	1,213
Forward commitments	Other liabilities	2,000	(4)
Undesignated interest rate swaps	Other liabilities	9,084	(551)
December 31, 2020
Interest rate lock commitments (mortgage)	Other assets	$42,078	$1,827
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	86,500	(697)
Undesignated interest rate swaps	Other liabilities	9,198	(680)

The table below identifies the income statement category of the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three months ended March 31, 2021, and March 31, 2020, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended March 31, 2021
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,485)
Forward commitments	Net gains on sale of loans held for sale	1,906
Undesignated interest rate swaps	Other noninterest income	129
Three Months Ended March 31, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,698
Forward commitments	Net gains on sale of loans held for sale	(1,146)
Undesignated interest rate swaps	Other noninterest income	(361)

NOTE 8: FAIR VALUE

HTLF utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities carried at fair value, which include available for sale, trading securities and equity securities with a readily determinable fair value, and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, HTLF may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, mortgage servicing rights, commercial servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

Securities Available for Sale and Held to Maturity
Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost and are recorded at fair value only to the extent a decline in fair value is determined to be other-than-temporary. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage and asset-backed securities and private collateralized mortgage obligations, municipal bonds and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for the securities portfolio to validate the pricing from HTLF's primary pricing service.

Equity Securities with a Readily Determinable Fair Value
Equity securities with a readily determinable fair value generally include Community Reinvestment Act mutual funds and are classified as Level 2 due to the infrequent trading of these securities. The fair value is based on the price per share.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value on an aggregate basis. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, HTLF classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2.

Loans Held to Maturity
HTLF does not record loans held to maturity at fair value on a recurring basis. However, from time to time, certain loans are considered collateral dependent and an allowance for credit losses is established. The fair value of individually assessed loans is measured using the fair value of the collateral. In accordance with ASC 820, individually assessed loans measured at fair value are classified as nonrecurring Level 3 in the fair value hierarchy.

Premises, Furniture and Equipment Held for Sale
HTLF values premises, furniture and equipment held for sale based on third-party appraisals less estimated disposal costs. HTLF considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. HTLF periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are classified as nonrecurring Level 3 in the fair value hierarchy.

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of the assumptions in the discounted cash flow analysis require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a fair value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. HTLF classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans guaranteed by the Small Business Administration and the United States Department of Agriculture that have been sold with servicing retained by HTLF. HTLF uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. HTLF classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

Derivative Financial Instruments
HTLF's current interest rate risk strategy includes interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, HTLF incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HTLF as considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021, and December 31, 2020, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest rate lock commitments
HTLF uses an internal valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management's assumptions and specific information about each borrower. Interest rate lock commitments are classified in Level 3 of the fair value hierarchy.

Forward commitments
The fair value of forward commitments are estimated using an internal valuation model, which includes current trade pricing for similar financial instruments in active markets that HTLF has the ability to access and are classified in Level 2 of the fair value hierarchy.

Other Real Estate Owned
Other real estate owned ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the fair value of the property at the time of acquisition (representing the property's cost basis), plus any acquisition costs, or the estimated fair value of the property, less disposal costs. HTLF considers third party appraisals, as well as independent fair value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. HTLF periodically reviews OREO to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. OREO is classified as nonrecurring Level 3 of the fair value hierarchy.

The table below presents HTLFs assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,019	$1,019	$—	$—
U.S. agencies	212,292	—	212,292	—
Obligations of states and political subdivisions	1,737,989	—	1,737,989	—
Mortgage-backed securities - agency	1,432,929	—	1,432,929	—
Mortgage-backed securities - non-agency	1,503,716	—	1,503,716	—
Commercial mortgage-backed securities - agency	122,230	—	122,230	—
Commercial mortgage-backed securities - non-agency	307,774	—	307,774	—
Asset-backed securities	1,028,213	—	1,028,213	—
Corporate bonds	3,790	—	3,790	—
Equity securities with a readily determinable fair value	20,543	—	20,543	—
Derivative financial instruments(1)	23,991	—	23,991	—
Interest rate lock commitments	1,857	—	—	1,857
Forward commitments	1,213	—	1,213	—
Total assets at fair value	$6,397,556	$1,019	$6,394,680	$1,857
Liabilities
Derivative financial instruments(2)	$29,791	$—	$29,791	$—
Forward commitments	4	—	4	—
Total liabilities at fair value	$29,795	$—	$29,795	$—
December 31, 2020
Assets
Securities available for sale
U.S. treasuries	$2,026	$2,026	$—	$—
U.S. agencies	166,779	—	166,779	—
Obligations of states and political subdivisions	1,635,227	—	1,635,227	—
Mortgage-backed securities - agency	1,355,270	—	1,355,270	—
Mortgage-backed securities - non-agency	1,449,116	—	1,449,116	—
Commercial mortgage-backed securities - agency	174,153	—	174,153	—
Commercial mortgage-backed securities - non-agency	252,767	—	252,767	—
Asset-backed securities	1,069,266	—	1,069,266	—
Corporate bonds	3,742	—	3,742	—
Equity securities with a readily determinable fair value	19,629	—	19,629	—
Derivative financial instruments(1)	44,102	—	44,102	—
Interest rate lock commitments	1,827	—	—	1,827
Total assets at fair value	$6,173,904	$2,026	$6,170,051	$1,827
Liabilities
Derivative financial instruments(2)	$51,962	$—	$51,962	$—
Forward commitments	697	—	697	—
Total liabilities at fair value	$52,659	$—	$52,659	$—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$10,621	$—	$—	$10,621	$859
Owner occupied commercial real estate	1,233	—	—	1,233	—
Non-owner occupied commercial real estate	12,050	—	—	12,050	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	7,271	—	—	7,271	—
Total collateral dependent individually assessed loans	$31,175	$—	$—	$31,175	$859
Loans held for sale	$43,037	$—	$43,037	$—	$(1,121)
Other real estate owned	6,236	—	—	6,236	(154)
Premises, furniture and equipment held for sale	7,633	—	—	7,633	—
Servicing rights	6,218	—	—	6,218	(917)

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$11,256	$—	$—	$11,256	$451
Owner occupied commercial real estate	5,874	—	—	5,874	11,631
Non-owner occupied commercial real estate	4,907	—	—	4,907	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,451	—	—	12,451	—
Total collateral dependent individually assessed loans	$34,488	$—	$—	$34,488	$12,082
Loans held for sale	$57,949	$—	$57,949	$—	$(982)
Other real estate owned	6,624	—	—	6,624	1,044
Premises, furniture and equipment held for sale	6,499	—	—	6,499	3,288
Servicing rights	5,189	—	—	5,189	1,778

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,857	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	6,236	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	6,218	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	7,633	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	10,621	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Owner occupied commercial real estate	1,233	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Non-owner occupied commercial real estate	12,050	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	7,271	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-9%(3)

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

	Fair Value at 12/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,827	Discounted cash flows	Closing ratio	0-99% (86%)(1)
Other real estate owned	6,624	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,189	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	6,499	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial and industrial	11,256	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Owner occupied commercial real estate	5,874	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Non-owner occupied commercial real estate	4,907	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	12,451	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Balance at January 1,	$1,827	$681
Total net gains included in earnings	(1,485)	2,803
Issuances	5,279	17,221
Settlements	(3,764)	(18,878)
Balance at period end	$1,857	$1,827

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2021, and December 31, 2020, were $1.9 million and $1.8 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of March 31, 2021, and December 31, 2020, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

HTLF does not believe that the estimated information presented herein is representative of the earnings power or value of HTLF. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with either existing customer relationships or the ability of HTLF to create value through loan origination, deposit gathering or fee generating activities. Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

			Fair Value Measurements at March 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$467,862	$467,862	$467,862	$—	$—
Time deposits in other financial institutions	3,138	3,138	3,138	—	—
Securities:
Carried at fair value	6,370,495	6,370,495	1,019	6,369,476	—
Held to maturity	85,293	95,082	—	95,082	—
Other investments	74,935	74,935	—	74,935	—
Loans held for sale	43,037	43,037	—	43,037	—
Loans, net:
Commercial and industrial	2,385,165	2,368,895	—	2,358,274	10,621
PPP	1,155,328	1,155,328	—	1,155,328	—
Owner occupied commercial real estate	1,818,143	1,804,021	—	1,802,788	1,233
Non-owner occupied commercial real estate	1,942,489	1,933,621	—	1,921,571	12,050
Real estate construction	776,096	782,155	—	782,155	—
Agricultural and agricultural real estate	676,858	669,714	—	662,443	7,271
Residential real estate	775,982	775,020	—	775,020	—
Consumer	390,223	394,731	—	394,731	—
Total Loans, net	9,920,284	9,883,485	—	9,852,310	31,175
Cash surrender value on life insurance	188,521	188,521	—	188,521	—
Derivative financial instruments(1)	23,991	23,991	—	23,991	—
Interest rate lock commitments	1,857	1,857	—	—	1,857
Forward commitments	1,213	1,213	—	1,213	—
Financial liabilities:
Deposits
Demand deposits	6,175,946	6,175,946	—	6,175,946	—
Savings deposits	8,179,251	819,251	—	819,251	—
Time deposits	1,203,854	1,203,854	—	1,203,854	—
Short term borrowings	140,597	140,597	—	140,597	—
Other borrowings	349,514	350,964	—	350,964	—
Derivative financial instruments(2)	29,791	29,791	—	29,791	—
Forward commitments	4	4	—	4	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$337,903	$337,903	$337,903	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	6,127,975	6,127,975	2,026	6,125,949	—
Held to maturity	88,839	100,041	—	100,041	—
Other investments	75,253	75,523	—	75,523	—
Loans held for sale	57,949	57,949	—	57,949	—
Loans, net:
Commercial and industrial	2,495,981	2,391,041	—	2,379,785	11,256
PPP	957,785	957,785	—	957,785	—
Owner occupied commercial real estate	1,756,405	1,745,397	—	1,739,523	5,874
Non-owner occupied commercial real estate	1,900,608	1,892,213	—	1,887,306	4,907
Real estate construction	843,140	849,224	—	849,224	—
Agricultural and agricultural real estate	707,397	697,729	—	685,278	12,451
Residential real estate	828,507	828,366	—	828,366	—
Consumer	401,622	407,914	—	407,914	—
Total Loans, net	9,891,445	9,769,669	—	9,735,181	34,488
Cash surrender value on life insurance	187,664	187,664	—	187,664	—
Derivative financial instruments(1)	44,102	44,102	—	44,102	—
Interest rate lock commitments	1,827	1,827	—	—	1,827
Financial liabilities:
Deposits
Demand deposits	5,688,810	5,688,810	—	5,688,810	—
Savings deposits	8,019,704	8,019,704	—	8,019,704	—
Time deposits	1,271,391	1,273,468	—	1,273,468	—
Short term borrowings	167,872	167,872	—	167,872	—
Other borrowings	457,042	458,806	—	458,806	—
Derivative financial instruments(1)	51,962	51,962	—	51,962	—
Forward commitments	697	697	—	697	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
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

Securities — For equity securities with a readily determinable fair value and debt securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For Level 3 securities, HTLF utilizes independent pricing provided by third party vendors or brokers.

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

Cash surrender value on life insurance — Life insurance policies are held on certain officers. The carrying value of these policies approximates fair value as it is based on the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As such, HTLF classifies the estimated fair value of the cash surrender value on life insurance as Level 2.

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that HTLF would pay or would be paid to terminate the contract or agreement, using current rates and prices, and, when appropriate, the current creditworthiness of the counter-party.

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

Short-term and Other Borrowings — Rates currently available to HTLF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

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

NOTE 9: REVENUE

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which HTLF expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of HTLF's revenue streams including interest income, loan servicing income, net securities gain, net unrealized gains and losses on equity securities, net gains on sale of loans held for sale, valuation adjustment on servicing rights, income from bank owned life insurance and other noninterest income are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, trust fees and brokerage and insurance commissions are within the scope of ASC 606.

Service Charges and Fees
Service charges and fees consist of revenue generated from deposit account related service charges and fees, overdraft fees, customer service fees and other service charges, credit card fee income, debit card income and other service charges and fees.

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders and other deposit account related fees. HTLF's performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees, including overdraft fees, are largely transaction based, and therefore, the performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Customer service fees and other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. HTLF's performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Credit card fee income and debit card income are comprised of interchange fees, ATM fees, and merchant services income. Credit card fee income and debit card income are earned whenever the banks' debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a bank cardholder uses an ATM that is not owned by one of HTLF's banks or a non-bank cardholder uses a HTLF-owned ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

Trust Fees
Trust fees are primarily comprised of fees earned from the management and administration of trusts and other customer assets. HTLF's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the average daily market value or month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days before or after month end through a direct charge to customers’ accounts. HTLF does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. HTLF's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Brokerage and Insurance Commissions
Brokerage commission primarily consist of commissions related to broker-dealer contracts. The contracts are between the customer and the broker-dealer, and HTLF satisfies its performance obligation and earns commission when the transactions are completed. The recognition of revenue is based on a defined fee schedule and does not require significant judgment. Payment is received shortly after services are rendered. Insurance commissions are related to commissions received directly from the insurance carrier. HTLF acts as an insurance agent between the customer and the insurance carrier. HTLF's performance obligations and associated fee and commission income are defined with each insurance product with the insurance company. When insurance payments are received from customers, a portion of the payment is recognized as commission revenue.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021, and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$3,936	$3,438
Overdraft fees	2,592	2,809
Customer service and other service fees	46	59
Credit card fee income	4,308	3,900
Debit card income	2,789	1,815
Total service charges and fees	13,671	12,021
Trust fees	5,777	5,022
Brokerage and insurance commissions	853	733
Total noninterest income in-scope of Topic 606	20,301	17,776

Out-of-scope of Topic 606
Loan servicing income	$838	$963
Securities gains (losses), net	(30)	1,658
Unrealized loss on equity securities, net	(110)	(231)
Net gains on sale of loans held for sale	6,420	4,660
Valuation adjustment on servicing rights	917	(1,565)
Income on bank owned life insurance	829	498
Other noninterest income	1,152	2,058
Total noninterest income out-of-scope of Topic 606	10,016	8,041
Total noninterest income	$30,317	$25,817

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2021, and December 31, 2020, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

NOTE 10: STOCK COMPENSATION

HTLF may grant, through its Nominating, Compensation and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increased the number of shares of common stock authorized for issuance to 1,460,000 and made certain other changes to the Plan. As of March 31, 2021, 1,239,003 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $153,000 of tax benefit during the three months ended March 31, 2021 and a tax expense of $25,000 during the three months ended March 31, 2020, related to the exercise, vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). In the first quarter of 2021, the Compensation Committee granted time-based RSUs with respect to 104,462 shares of common stock, and in the first quarter of 2020, the Compensation Committee granted time-based RSUs with respect to 114,944 shares of common stock to selected officers and employees. The time-based RSUs represent the right, without payment, to receive shares of HTLF common stock on a specified date in the future. The time-based RSUs granted in 2021 and 2020 vest over three years in equal installments in March of each of the three years following the year of the grant. The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement). The retiree is required to sign a non-solicitation agreement as a condition to vesting.

The Compensation Committee also granted three-year performance-based RSUs with respect to 60,339 shares and 50,787 shares of common stock in the first quarter of 2021 and 2020 respectively. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2023, and December 31, 2022, respectively. These performance-based RSUs or a portion thereof may vest in 2024 and 2023, respectively, after measurement of performance in relation to the performance targets.

The three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement." Upon a change in control, performance-based RSUs shall become vested at 100% of target if the RSU obligations are not assumed by the successor company. If the successor company does assume the RSU obligations, the 2021 and 2020 performance-based RSUs will vest at 100% of target upon a "Termination of Service" within the period beginning six months prior to a change in control and ending twenty-four months after a change in control.

All of HTLF's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

The Compensation Committee may grant RSUs under the Plan to directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the three months ended March 31, 2021, and March 31, 2020, 3,778 and 0 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of March 31, 2021, and 2020, and changes during the three months ended March 31, 2021 and 2020, follows:

	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	348,275	$38.22	254,383	$46.76
Granted	170,317	52.08	165,731	32.57
Vested	(106,255)	44.14	(86,441)	45.48
Forfeited	(4,215)	50.59	(11,929)	48.38
Outstanding at March 31,	408,122	$42.11	321,744	$40.14

Total compensation costs recorded for RSUs were $2.7 million and $2.2 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, there were $11.9 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF.

Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements are generally identified by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "opportunity," "potential" or other similar or negative expressions of these words or phrases. Although HTLF has made these statements based on management's experience, beliefs, expectations, assumptions and best estimate of future events, the ability of the company to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which the company currently believes could have a material effect on its operations and future prospects include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2020:
•COVID-19 Pandemic Risks, including risks related to the ongoing COVID-19 pandemic and measures enacted by the U.S. federal and state governments and adopted by private businesses in response to the COVID-19 pandemic;
•Economic and Market Conditions Risks, including risks related to changes in the U.S. economy in general and in the local economies in which HTLF conducts its operations and future civil unrest, natural disasters, terrorist threats or acts of war;
•Credit Risks, including risks of increasing credit losses due to deterioration in the financial condition of HTLF's borrowers, changes in asset and collateral values and climate and other borrower industry risks which may impact the provision for credit losses and net charge-offs;
•Liquidity and Interest Rate Risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income;
•Operational Risks, including processing, information systems, cybersecurity, vendor, business interruption, and fraud risks;
•Strategic and External Risks, including competitive forces impacting our business and strategic acquisition risks;
•Legal, Compliance and Reputational Risks, including regulatory and litigation risks; and
•Risks of Owning Stock in HTLF, including stock price volatility and dilution as a result of future equity offerings and acquisitions.

These risks and uncertainties should be considered in evaluating forward-looking statements made by HTLF or on its behalf, and undue reliance should not be placed on these statements. There can be no assurance that other factors not currently anticipated by HTLF will not materially and adversely affect the company's business, financial condition and results of operations. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect HTLF’s customers and the economies where they operate. Additionally, all statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made. HTLF does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made or to correct or update any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or to otherwise update any statement in light of new information or future events. Further information concerning HTLF and its business, including additional factors that could materially affect HTLF’s financial results, is included in the company’s filings with the SEC.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on HTLF's reported financial position and results of operations are described as critical accounting policies in the company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name HTLF. HTLF's banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services including residential mortgage, wealth management, investments and insurance. As of the date of this Quarterly Report on Form 10-Q, HTLF has eleven banking subsidiaries with 132 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and income on bank owned life insurance also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization and other real estate and loan collection expenses.

HTLF reported the following results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:
•net income available to common stockholders of $50.8 million compared to $20.0 million
•earnings per diluted common share of $1.20 compared to $0.54
•return on average common equity was 10.49% compared to 4.98%
•return on average assets was 1.19% compared to 0.61%.
•return on average tangible common equity (non-GAAP) was 15.90% compared to 8.00%.

For the first quarter of 2021, net interest margin was 3.44% (3.48% on a fully tax-equivalent basis, non-GAAP), which compares to 3.51% (3.55% on a fully tax-equivalent basis, non-GAAP) and 3.81% (3.84% on a fully-tax equivalent basis, non-GAAP) for the fourth quarter of 2020 and first quarter of 2020, respectively.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 56.61% for the first quarter of 2021 compared to 61.82% for the same quarter of 2020.

Total assets were $18.24 billion at March 31, 2021, an increase of $336.1 million or 2% since December 31, 2020. Securities represented 36% of total assets at March 31, 2021, and 35% of total assets at December 31, 2020. Total loans held to maturity were $10.05 billion at March 31, 2021 compared to $10.02 billion at December 31, 2020, which was an increase of $27.4 million or less than 1%.

Total deposits were $15.56 billion as of March 31, 2021, compared to $14.98 billion at December 31, 2020, an increase of $579.1 million or 4%.

Total equity was $2.06 billion at March 31, 2021, compared to $2.08 billion at December 31, 2020. Book value per common share was $46.13 at March 31, 2021, compared to $46.77 at year-end 2020. The unrealized gain on securities available for sale, net of applicable taxes, was $9.7 million at March 31, 2021, compared to an unrealized gain of $76.8 million, net of applicable taxes, at December 31, 2020.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2021 Developments

AimBank Systems Conversion
On February 19, 2021, HTLF completed the systems conversion of AimBank, which was acquired by HTLF in the fourth quarter of 2020 and merged into HTLF's Texas subsidiary, First Bank & Trust. Subsequent to the systems conversion, seven of AimBank's twenty-five bank branches were transferred to HTLF's New Mexico Bank & Trust subsidiary.

Paycheck Protection Program Loans
HTLF has originated a second round of Paycheck Protection Program loans ("PPP II") totaling $429.0 million since the beginning of 2021. PPP II loans are 100% United States Small Business Administration ("SBA") guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA.

Branch Optimization
During the first quarter of 2021, HTLF consolidated six legacy bank branches and three AimBank branches. HTLF continues to review its branch network for optimization and consolidation opportunities, which may result in additional write-downs of fixed assets in future periods.

Branding Change
On April 14, 2021, a branding change from Heartland Financial to HTLF was announced. The branding was refreshed to better reflect the strength of the diverse footprint and continued growth of the company.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
STATEMENT OF INCOME DATA
Interest income	$147,452	$131,049
Interest expense	7,847	18,538
Net interest income	139,605	112,511
Provision (benefit) for credit losses	(648)	21,520
Net interest income after provision for credit losses	140,253	90,991
Noninterest income	30,317	25,817
Noninterest expenses	102,423	90,859
Income taxes	15,333	5,909
Net income	52,814	20,040
Preferred dividends	(2,013)	—
Net income available to common stockholders	$50,801	$20,040

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.19%	0.61%
Annualized return on average common equity (GAAP)	10.49	4.98
Annualized return on average tangible common equity (non-GAAP)(1)	15.90	8.00
Annualized ratio of net charge-offs to average loans	0.06	0.24
Annualized net interest margin (GAAP)	3.44	3.81
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.48	3.84
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	56.61	61.82

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
BALANCE SHEET DATA
Investments	$6,530,723	$6,292,067	$5,075,338	$4,252,832	$3,615,866
Loans held for sale	43,037	57,949	65,969	54,382	22,957

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
BALANCE SHEET DATA
Loans receivable held to maturity	10,050,456	10,023,051	9,099,646	9,246,830	8,374,236
Allowance for credit losses	130,172	131,606	103,377	119,937	97,350
Total assets	18,244,427	17,908,339	15,612,664	15,026,153	13,294,509
Total deposits	15,559,051	14,979,905	12,767,110	12,708,699	11,174,025
Long-term obligations	349,514	457,042	524,045	306,459	276,150
Common equity	1,945,502	1,968,526	1,700,899	1,636,672	1,553,714

COMMON SHARE DATA
Book value per common share (GAAP)	$46.13	$46.77	$46.11	$44.42	$42.21
Tangible book value per common share (non-GAAP)(1)	$31.53	$32.07	$32.91	$31.14	$28.84
Common shares outstanding, net of treasury stock	42,173,675	42,093,862	36,885,390	36,844,744	36,807,217
Tangible common equity ratio (non-GAAP)(1)	7.54%	7.81%	8.03%	7.89%	8.29%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP Reconciliations
(Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$50,801	$37,795	$45,521	$30,131	$20,040
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,988	1,975	1,969	2,130	2,355
Net income excluding intangible amortization (non-GAAP)	$52,789	$39,770	$47,490	$32,261	$22,395

Average common equity (GAAP)	$1,963,674	$1,769,575	$1,661,381	$1,574,902	$1,619,682
Less average goodwill	576,005	488,151	446,345	446,345	446,345
Less average core deposit and customer relationship intangibles, net	41,399	42,733	42,145	44,723	47,632
Average tangible common equity (non-GAAP)	$1,346,270	$1,238,691	$1,172,891	$1,083,834	$1,125,705
Annualized return on average common equity (GAAP)	10.49%	8.50%	10.90%	7.69%	4.98%
Annualized return on average tangible common equity (non-GAAP)	15.90%	12.77%	16.11%	11.97%	8.00%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$139,605	$132,575	$122,497	$124,146	$112,511
Plus tax-equivalent adjustment(1)	1,761	1,529	1,390	1,416	1,131
Net interest income, fully tax-equivalent (non-GAAP)	$141,366	$134,104	$123,887	$125,562	$113,642

Average earning assets	$16,460,124	$15,042,079	$13,868,360	$13,103,159	$11,891,455

Annualized net interest margin (GAAP)	3.44%	3.51%	3.51%	3.81%	3.81%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.48	3.55	3.55	3.85	3.84
Purchase accounting discount accretion on loans included in annualized net interest margin	0.12	0.10	0.10	0.16	0.09

	As Of and For the Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,945,502	$1,968,526	$1,700,899	$1,636,672	$1,553,714
Less goodwill	576,005	576,005	446,345	446,345	446,345
Less core deposit and customer relationship intangibles, net	39,867	42,383	40,520	43,011	45,707
Tangible common equity (non-GAAP)	$1,329,630	$1,350,138	$1,214,034	$1,147,316	$1,061,662

Common shares outstanding, net of treasury stock	42,173,675	42,093,862	36,885,390	36,844,744	36,807,217
Common equity (book value) per share (GAAP)	$46.13	$46.77	$46.11	$44.42	$42.21
Tangible book value per common share (non-GAAP)	$31.53	$32.07	$32.91	$31.14	$28.84

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,329,630	$1,350,138	$1,214,034	$1,147,316	$1,061,662

Total assets (GAAP)	$18,244,427	$17,908,339	$15,612,664	$15,026,153	$13,294,509
Less goodwill	576,005	576,005	446,345	446,345	446,345
Less core deposit and customer relationship intangibles, net	39,867	42,383	40,520	43,011	45,707
Total tangible assets (non-GAAP)	$17,628,555	$17,289,951	$15,125,799	$14,536,797	$12,802,457
Tangible common equity ratio (non-GAAP)	7.54%	7.81%	8.03%	7.89%	8.29%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Net interest income (GAAP)	$139,605	$132,575	$122,497	$124,146	$112,511
Tax-equivalent adjustment(1)	1,761	1,529	1,390	1,416	1,131
Fully tax-equivalent net interest income	141,366	134,104	123,887	125,562	113,642
Noninterest income	30,317	32,621	31,216	30,637	25,817
Securities (gains)/losses, net	30	(2,829)	(1,300)	(2,006)	(1,658)
Unrealized (gain)/loss on equity securities, net	110	(36)	(155)	(680)	231
Valuation adjustment on servicing rights	(917)	102	120	(9)	1,565
Adjusted revenue (non-GAAP)	$170,906	$163,962	$153,768	$153,504	$139,597

Total noninterest expenses (GAAP)	$102,423	$99,269	$90,396	$90,439	$90,859
Less:
Core deposit and customer relationship intangibles amortization	2,516	2,501	2,492	2,696	2,981
Partnership investment in tax credit projects	35	1,899	927	791	184
Loss on sales/valuation of assets, net	194	2,621	1,763	701	16
Acquisition, integration and restructuring costs	2,928	2,186	1,146	673	1,376
Adjusted noninterest expenses (non-GAAP)	$96,750	$90,062	$84,068	$85,578	$86,302
Efficiency ratio, fully tax-equivalent (non-GAAP)	56.61%	54.93%	54.67%	55.75%	61.82%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$534	$232	$—	$122	$44
Occupancy	9	—	—	—	—
Furniture and equipment	607	423	496	15	24
Professional fees	670	1,422	476	505	996
Advertising	156	42	8	4	89
Other noninterest expenses	952	67	166	27	223
Total acquisition, integration and restructuring costs	$2,928	$2,186	$1,146	$673	$1,376
After tax impact on diluted earnings per share(1)	$0.05	$0.04	$0.02	$0.01	$0.03

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains references to financial measures which are not defined by generally accepted accounting principles ("GAAP"). Management believes the non-GAAP measures are helpful for investors to analyze and evaluate HTLF's financial condition and operating results. However, these non-GAAP measures have inherent limitations and should not be considered a substitute for operating results determined in accordance with GAAP. Additionally, because non-GAAP measures are not standardized, it may not be possible to compare the non-GAAP measures presented in this section with other companies' non-GAAP measures. Reconciliations of each non-GAAP measure to the most directly comparable GAAP measure may be found in the financial tables above.

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
•Efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Management monitors and manages net interest income and net interest margin and share the results with investors because they are indicators of the company's profitability and growth of earning assets.

Net interest income is the difference between interest income on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in volumes and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

HTLF's success in maintaining competitive net interest margin despite the low-interest rate environment has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to HTLF's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the quarters ended March 31, 2021 and 2020, net interest margin included 12 basis points and 9 basis points, respectively, of net purchase accounting discount amortization.

For the Quarters ended March 31, 2021 and 2020
Net interest margin, expressed as a percentage of average earning assets, was 3.44% (3.48% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2021, compared to 3.81% (3.84% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2020.

Total interest income and average earning asset changes for the first quarter of 2021 compared to the first quarter of 2020 were:
•Total interest income was $147.5 million, which was an increase of $16.4 million or 13% from $131.0 million, primarily attributable to an increase in average earning assets partially offset by lower yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $149.2 million, which was an increase of $17.0 million or 13% from $132.2 million.
•Average earning assets increased $4.57 billion or 38% to $16.46 billion compared to $11.89 billion which was primarily attributable to recent acquisitions and loan growth, including PPP loans.
•The average rate on earning assets decreased 79 basis points to 3.68% compared to 4.47%, which was primarily due to recent decreases in market interest rates and a shift in earning asset mix. Total average securities were 39% of total earning average assets compared to 29%, and the average tax-effected rate on securities was 2.28% compared to 2.88%.

Total interest expense and average interest bearing liability changes for the first quarter of 2021 compared to the first quarter of 2020 were:
•Total interest expense was $7.8 million, a decrease of $10.7 million or 58% from $18.5 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.32% compared to 0.95%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.84 billion or 25% to $9.27 billion from $7.42 billion which was primarily attributable to recent acquisitions and deposit growth, including deposits from government stimulus payments and other COVID-19 relief programs.
•The average interest rate paid on interest bearing deposits decreased 60 basis points to 0.19% compared to 0.79%.
•Average borrowings increased $233.4 million or 56% to $651.2 million from $417.8 million, which was primarily attributable to outstanding advances from the Paycheck Protection Program ("PPP") lending fund used to fund PPP loans to borrowers. The average interest rate paid on borrowings was 2.15% compared to 3.81%.

Net interest income increased for the first quarter of 2021 compared to the first quarter of 2020:
•Net interest income totaled $139.6 million compared to $112.5 million, which was an increase of $27.1 million or 24%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $141.4 million compared to $113.6 million, which was an increase of $27.7 million or 24%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

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

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest margin. Management plans to continue to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. HTLF produces and reviews simulations of various interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that HTLF maintains a well-balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

The following tables set forth certain information relating to average consolidated balance sheets and reflect the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Quarter Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,693,097	$30,443	2.17%	$4,957,680	$28,154	2.26%	$3,132,103	$21,731	2.79%
Nontaxable(1)	730,565	5,700	3.16	543,845	4,728	3.46	288,535	2,763	3.85
Total securities	6,423,662	36,143	2.28	5,501,525	32,882	2.38	3,420,638	24,494	2.88
Interest on deposits with other banks and short-term investments	204,488	66	0.13	292,436	77	0.10	181,320	721	1.60
Federal funds sold	14,020	1	0.03	427	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	2,500,250	28,222	4.58	2,357,056	27,523	4.65	2,607,513	32,454	5.01
PPP loans	992,517	10,149	4.15	1,064,863	11,806	4.41	—	—	—
Owner occupied commercial real estate	1,778,829	19,565	4.46	1,597,446	18,605	4.63	1,433,160	18,581	5.21
Non-owner occupied commercial real estate	1,937,564	22,121	4.63	1,756,443	20,733	4.70	1,472,268	19,530	5.34
Real estate construction	806,315	9,698	4.88	859,941	9,723	4.50	1,045,836	12,845	4.94
Agricultural and agricultural real estate	681,279	8,051	4.79	554,596	6,535	4.69	552,968	7,039	5.12
Residential mortgage	849,923	9,830	4.69	785,852	9,288	4.70	819,730	10,421	5.11
Consumer	405,475	5,367	5.37	390,233	5,188	5.29	432,745	6,095	5.66
Less: allowance for credit losses-loans	(134,198)	—	—	(118,739)	—	—	(74,723)	—	—
Net loans	9,817,954	113,003	4.67	9,247,691	109,401	4.71	8,289,497	106,965	5.19
Total earning assets	16,460,124	149,213	3.68%	15,042,079	142,360	3.77%	11,891,455	132,180	4.47%
Nonearning Assets	1,504,599			1,359,073			1,256,718
Total Assets	$17,964,723			$16,401,152			$13,148,173
Interest Bearing Liabilities
Savings	$8,032,308	$2,430	0.12%	$7,176,563	$2,166	0.12%	$6,277,528	$10,082	0.65%
Time deposits	1,233,682	1,965	0.65	1,074,746	2,443	0.90	1,146,619	4,500	1.58
Short-term borrowings	240,037	152	0.26	268,464	175	0.26	141,807	296	0.84
Other borrowings	411,132	3,300	3.26	534,082	3,472	2.59	275,987	3,660	5.33
Total interest bearing liabilities	9,917,159	7,847	0.32%	9,053,855	8,256	0.36%	7,841,941	18,538	0.95
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,778,571			5,266,711			3,547,046
Accrued interest and other liabilities	194,614			200,306			139,504
Total noninterest bearing liabilities	5,973,185			5,467,017			3,686,550
Equity	2,074,379			1,880,280			1,619,682
Total Liabilities and Equity	$17,964,723			$16,401,152			$13,148,173
Net interest income, fully tax-equivalent (non-GAAP)(3)		$141,366			$134,104			$113,642
Net interest spread(1)			3.36%			3.41%			3.52%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(3)			3.48%			3.55%			3.84%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.
(3) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three months ended March 31, 2021 and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020
Provision for credit losses-loans	$16	$19,865
Provision (benefit) for credit losses-unfunded commitments	(661)	1,616
Provision (benefit) for credit losses-held to maturity securities	(3)	39
Total provision expense (benefit)	$(648)	$21,520

Provision for credit losses for loans totaled $16,000 for the first quarter of 2021, which was a decrease of $19.8 million from $19.9 million recorded in the first quarter of 2020. The provision expense for the first quarter of 2021 was impacted by several factors, including:
•decreases in balances of loans held to maturity excluding PPP loans of $170.1 million from year-end 2020;
•modest changes in credit quality marked by delinquencies of 0.16% of total loans and nonpass loans of 11.5% of total loans for the quarter compared to delinquencies of 0.23% of total loans and nonpass loans of 10.8% of total loans at year-end 2020, and
•consistent macroeconomic factors compared to previous quarters.

Given the size of the loan portfolio, the level of organic loan growth, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, the provision for credit losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2020, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes the allowance for credit losses as of March 31, 2021, was at a level commensurate with the overall risk exposure of the loan portfolio. However, if current economic conditions resulting from COVID-19 continue or further deteriorate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The table below shows noninterest income for the three months ended March 31, 2021 and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Service charges and fees	$13,671	$12,021	$1,650	14%
Loan servicing income	838	963	(125)	(13)
Trust fees	5,777	5,022	755	15
Brokerage and insurance commissions	853	733	120	16
Securities gains/(losses), net	(30)	1,658	(1,688)	(102)
Unrealized loss on equity securities, net	(110)	(231)	121	52
Net gains on sale of loans held for sale	6,420	4,660	1,760	38
Valuation adjustment on servicing rights	917	(1,565)	2,482	159
Income on bank owned life insurance	829	498	331	66
Other noninterest income	1,152	2,058	(906)	(44)
Total noninterest income	$30,317	$25,817	$4,500	17%
Total noninterest income totaled $30.3 million during the first quarter of 2021 compared to $25.8 million during the first quarter of 2020, an increase of $4.5 million or 17%.

Notable changes in noninterest income categories for the three months ended March 31, 2021 and 2020 are as follows:

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the three months ended March 31, 2021 and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Service charges and fees on deposit accounts	$3,936	$3,438	$498	14%
Overdraft fees	2,592	2,809	(217)	(8)
Customer service and other service fees	46	59	(13)	(22)
Credit card fee income	4,308	3,900	408	10
Debit card income	2,789	1,815	974	54
Total service charges and fees	$13,671	$12,021	$1,650	14%

Notable changes in total service charges and fees for the first quarter of 2021 compared to the first quarter of 2020 were:
•Service charges and fees on deposit accounts totaled $3.9 million compared to $3.4 million, an increase of $498,000 or 14%.
•Credit card fee income increased $408,000 or 10% to $4.3 million from $3.9 million
•Debit card income totaled $2.8 million compared to $1.8 million, an increase of $974,000 or 54%.

These changes were primarily attributable to HTLF's larger customer base due to recent acquisitions.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following table shows the changes in loan servicing income for the three months ended March 31, 2021, and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Commercial and agricultural loan servicing fees(1)	$774	$861	$(87)	(10)%
Residential mortgage servicing fees	464	409	55	13
Mortgage servicing rights amortization	(400)	(307)	(93)	(30)
Total loan servicing income	$838	$963	$(125)	(13)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Securities Gains/(Losses), Net
Net securities losses totaled $30,000 for the first quarter of 2021 compared to net gains of $1.7 million for the first quarter of 2020. The decrease of $1.7 million was primarily the result of a decline in fair value of the securities portfolio. Securities carried at fair value had a net unrealized gain of $12.9 million at March 31, 2021 compared to a net unrealized gain of $103.8 million at year-end 2020.

Net Gains on Sale of Loans Held for Sale
During the first quarter of 2021, net gains on sale of loans held for sale totaled $6.4 million compared to $4.7 million during the same period in 2020, an increase of $1.8 million or 38%. Loans sold to investors in the first quarter of 2021 totaled $130.6 million compared to $84.5 million during the first quarter of 2020, which was an increase of $46.1 million or 55%.

Valuation Adjustment on Servicing Rights
Valuation adjustment on servicing rights reflects an increase to income of $2.5 million due to a recovery of $917,000 in the first quarter of 2021 compared to an impairment of $1.6 million in the same quarter of 2020, primarily due to recent increases in long-term interest rates.

Other Noninterest Income
Other noninterest income decreased $906,000 or 44% to $1.2 million for the first quarter of 2021 compared to $2.1 million for the same quarter of 2020. Included in other noninterest income for the three months ended March 31, 2020 were recoveries of $336,000 on a lending relationship charged off prior to acquisition, and no comparable transactions were recorded in the first quarter of 2021.

Noninterest Expenses
The table below shows noninterest expenses for the three months ended March 31, 2021, and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Salaries and employee benefits	$59,062	$49,957	$9,105	18%
Occupancy	7,918	6,471	1,447	22
Furniture and equipment	3,093	3,108	(15)	—
Professional fees	13,490	12,473	1,017	8
Advertising	1,469	2,205	(736)	(33)
Core deposit and customer relationship intangibles amortization	2,516	2,981	(465)	(16)
Other real estate and loan collection expenses, net	135	334	(199)	(60)
Loss on sales/valuations of assets, net	194	16	178	1,113
Acquisition, integration and restructuring costs	2,928	1,376	1,552	113
Partnership investment in tax credit projects	35	184	(149)	(81)
Other noninterest expenses	11,583	11,754	(171)	(1)
Total noninterest expenses	$102,423	$90,859	$11,564	13%

For the first quarter of 2021, noninterest expenses totaled $102.4 million compared to $90.9 million during the first quarter of 2020, an increase of $11.6 million or 13%.

Notable changes in noninterest expense categories for the three months ended March 31, 2021 and 2020 are as follows:

Salaries and employee benefits
Salaries and employee benefits increased $9.1 million or 18% to $59.1 million for the first quarter of 2021 compared to $50.0 million for the first quarter of 2020. Significant changes in salaries and employee benefits for the first quarter of 2021 compared to the first quarter of 2020 were:
•Full-time equivalent employees increased to 2,131 from 1,817, an increase of 314 or 17%. The increase was primarily attributable to the acquisitions completed in the fourth quarter of 2020.
•Salary expense increased $5.6 million or 15% to $38.4 million from $32.9 million. Correspondingly, payroll taxes, 401(k) and profit sharing expenses increased $1.2 million or 23% to $6.6 million from $5.3 million.

Occupancy
Occupancy expense totaled $7.9 million for the first quarter of 2021 compared to $6.5 million for the first quarter of 2020, which was an increase of $1.4 million or 22%. The increase was primarily attributable to the acquisitions completed in the fourth quarter of 2020.

Professional Fees
Professional fees increased $1.0 million or 8% to $13.5 million for the first quarter of 2021 compared to $12.5 million for the same period of 2020. The increase was primarily attributable to recent acquisitions, which resulted in a larger deposit base, and several technology improvement projects.

Advertising
Advertising expense totaled $1.5 million for the quarter ended March 31, 2021 compared to $2.2 million for the same quarter in 2020, which was a decrease of $736,000 or 33%. HTLF has adjusted its advertising strategy in response to changes in business practices due to the COVID-19 pandemic, including the reduction of in-person customer events.

Acquisition, integration and restructuring costs
Acquisitions, integration and restructuring costs increased $1.6 million or 113% to $2.9 million compared to $1.4 million, which was primarily attributable to the AimBank conversion in February 2021.
Efficiency Ratio

One of the top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing to below 57%. During the first quarter of 2021, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) decreased by 521 basis points to 56.61% in comparison with 61.82% for the quarter ended March 31, 2020. The improvement of the efficiency ratio was primarily attributable to higher fully tax-equivalent net interest income (non-GAAP), which increased $27.7 million or 24% to $141.4 million for the first quarter of 2021 from $113.6 million for the first quarter of 2020. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction to optimize cost savings. Management continues to review branch locations for optimization and consolidation opportunities, which could reduce the efficiency ratio in future quarters.

Income Taxes

The effective tax rate was 22.50% for the first quarter of 2021 compared to 22.77% for the first quarter of 2020. The following items impacted the first quarter 2021 and 2020 tax calculations:
•Solar energy tax credits of $97,000 compared to $76,000.
•Federal low-income housing tax credits of $135,000 compared to $195,000.
•New markets tax credits of $75,000 in each quarterly calculation.
•Tax-exempt interest income as a percentage of pre-tax income of 9.72% compared to 16.40%.
•Tax benefit of $153,000 compared to tax expense of $25,000 resulting from the vesting of restricted stock unit awards.

FINANCIAL CONDITION

Total assets were $18.24 billion at March 31, 2021, an increase of $336.1 million or 2% since December 31, 2020. Securities represented 36% and 35% of total assets at March 31, 2021, and December 31, 2020, respectively.

LENDING ACTIVITIES

HTLF has certain lending policies and procedures in place that are designed to provide for an acceptable level of credit risk, which are reviewed and approved by the board of directors. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans.

HTLF originates commercial and industrial loans and owner occupied commercial real estate loans for a wide variety of business purposes, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The risks in the commercial and industrial portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans are dependent upon the cash flow of the borrowers and the collateral value of the real estate.

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $429.0 million of PPP II loans. At March 31, 2021 total PPP I loans outstanding totaled $739.6 million, which was net of $11.8 million of unamortized deferred fees. Total PPP II loans outstanding at March 31, 2021 was $415.8 million, which was net of $13.1 million of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. The collateral required for most of these loans is based upon the discounted market value of the collateral. Non-owner occupied commercial real estate loans are typically dependent, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of the project. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition.

Agricultural and agricultural real estate loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural and agricultural real estate loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other reasons, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural and agricultural real estate loans is dependent upon the profitable operation or management of the agricultural entity. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. In underwriting agricultural and agricultural real estate loans, lending personnel work closely with their customers to review budgets and cash flow projections for crop production for the ensuing year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel work closely with governmental agencies, including the SBA and U.S. Department of Agriculture's Rural Development Business and Industry Program Farm Service Agency, to help agricultural customers obtain credit enhancement products, such as loan guarantees, longer-term funding or interest assistance, to reduce risk.

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. The acquisition of First Bank & Trust in Lubbock, Texas, in 2018 included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in many of HTLF's markets. First Bank & Trust services the loans it sells into the secondary market.

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

Total loans held to maturity were $10.05 billion at March 31, 2021, and $10.02 billion at December 31, 2020, an increase of $27.4 million or less than 1%. The following table shows the changes in loan balances by loan category since December 31, 2020, in thousands:

	March 31, 2021	December 31, 2020	Change	% Change
Commercial and industrial	$2,421,260	$2,534,799	$(113,539)	(4)%
PPP	1,155,328	957,785	197,543	21%
Owner occupied commercial real estate	1,837,559	1,776,406	61,153	3
Non-owner occupied commercial real estate	1,967,183	1,921,481	45,702	2
Real estate construction	796,027	863,220	(67,193)	(8)
Agricultural and agricultural real estate	683,969	714,526	(30,557)	(4)
Residential mortgage	786,994	840,442	(53,448)	(6)
Consumer	402,136	414,392	(12,256)	(3)
Total loans held to maturity	$10,050,456	$10,023,051	$27,405	—%

Notable changes in the loan portfolio include:
•Commercial and industrial loans decreased $113.5 million or 4% to $2.42 billion at March 31, 2021 compared to $2.53 billion at year-end 2020. The decrease was primarily attributable to reduced commercial line of credit utilization, which was 28% at March 31, 2021 compared to 30% at December 31, 2020.
•PPP loans increased $197.5 million or 21% to $1.16 billion at March 31, 2021 compared to $957.8 million at year-end 2020. PPP I loans decreased $218.2 million during the first quarter of 2021 due to forgiveness payments from the SBA. PPP II loans originated in the first quarter of 2021 totaled $429.0 million, which is exclusive of $13.1 million of deferred fees.

The table below presents the composition of the loan portfolio as of March 31, 2021, and December 31, 2020, in thousands:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,421,260	24.09%	$2,534,799	25.29%
PPP	1,155,328	11.50	957,785	9.56
Owner occupied commercial real estate	1,837,559	18.28	1,776,406	17.72
Non-owner occupied commercial real estate	1,967,183	19.57	1,921,481	19.17
Real estate construction	796,027	7.92	863,220	8.61
Agricultural and agricultural real estate	683,969	6.81	714,526	7.13
Residential mortgage	786,994	7.83	840,442	8.39
Consumer	402,136	4.00	414,392	4.13
Gross loans receivable held to maturity	10,050,456	100.00%	10,023,051	100.00%
Allowance for credit losses-loans	(130,172)		(131,606)
Loans receivable, net	$9,920,284		$9,891,445

The continued economic disruption resulting from the COVID-19 pandemic could make it difficult for some customers to repay the principal and interest on their loans, and HTLF subsidiary banks have been working with customers to modify the terms of certain existing loans. The following table shows the total loans exposure as of March 31, 2021 and December 31, 2020, to customer segment profiles that HTLF believes will be more heavily impact by COVID-19, dollars in thousands:

	As of March 31, 2021		As of December 31, 2020
Industry	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$525,786	4.31%	$539,434	4.38%
Retail trade	471,221	3.86	465,980	3.78
Retail properties	427,835	3.51	422,794	3.43
Restaurants and bars	264,604	2.17	266,053	2.16
Oil and gas	117,895	0.97	122,256	0.99
Total	$1,807,341	14.82%	$1,816,517	14.74%

(1) Total loans outstanding and unfunded commitments excluding PPP loans

As of March 31, 2021, of the approximately $1.15 billion of loans modified under COVID-19 relief programs, $1.02 billion of loans have returned to full payment status and $80.9 million of loans remain in the original deferral status. Additional loan modifications have been made on approximately $50.2 million of loans in the portfolio, which are primarily interest-only payment modifications.

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for HTLF. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting policies section of HTLF's Annual Report on Form 10-K for the year ended December 31, 2020.

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $144.8 million at March 31, 2021, which was 1.44% of loans as of March 31, 2021 compared to $146.9 million or 1.47% of loans at December 31, 2020. The following table shows, in thousands, the components of the allowance for lending related credit losses as of March 31, 2021, and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$102,105	70.52%	$102,398	69.71%
Qualitative	27,804	19.20	29,101	19.81
Economic Forecast	14,882	10.28	15,387	10.48
Total	$144,791	100.00%	$146,886	100.00%

Quantitative Allowance
The quantitative allowance totaled $102.1 million or 71% of the total allowance for lending related credit losses at March 31, 2021, compared to $102.4 million or 70% of the total allowance at December 31, 2020. Included in the quantitative allowance for March 31, 2021 and December 31, 2020 were specific reserves of $11.9 million and $9.4 million, respectively, for individually assessed loans.

Qualitative Allowance
The qualitative allowance totaled $27.8 million or 19% of the total allowance for lending related credit losses at March 31, 2021 compared to $29.1 million or 20% at December 31, 2020. Management assesses several risk factors including an overall assessment of "other external factors." At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from moderate to high, which remained high at March 31, 2021. This level reflects the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that have existed due to the COVID-19 pandemic.

Economic Forecasting
HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in the methodology. At March 31, 2021, Moody's March 8, 2021, baseline forecast scenario was utilized, which was the most currently available forecast, and the reasonable and supportable forecast period was one year. At March 31, 2021, HTLF continued to use a one year forecast period, which resulted in an allowance of $14.9 million or 10% of the total allowance for lending related credit losses at March 31, 2021 compared to $15.4 million or 10% of the total allowance for lending related credit losses at December 31, 2020.

Allowance for Credit Losses-Loans
The table below presents the changes in the allowance for credit losses for loans during the three months ended March 31, 2021 and 2020, in thousands:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$131,606	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	—	12,071
Adjusted balance at January 1, 2020	131,606	82,466
Provision for credit losses	16	19,865
Recoveries on loans previously charged off	676	1,320
Charge-offs on loans	(2,126)	(6,301)
Balance at end of period	$130,172	$97,350

Allowance for credit losses for loans as a percent of loans	1.30%	1.16%
Annualized ratio of net charge offs to average loans	0.06%	0.24%

The allowance for credit losses for loans totaled $130.2 million at March 31, 2021 compared to $131.6 million at December 31, 2020, and $97.4 million at March 31, 2020. The allowance for credit losses for loans at March 31, 2021, was 1.30% of loans compared to 1.31% of loans at December 31, 2020. The following items have impacted the allowance for credit losses for loans for the three months ended March 31, 2021:
•Provision expense for the first quarter of $16,000.
•Net charge offs for the first quarter of 2021 totaled $1.5 million compared to $5.0 million for the first quarter of 2020, which was a $3.5 million decrease.

The following table shows, in thousands, the changes in the allowance for unfunded commitments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1, 2020	15,280	13,852
Provision (benefit) for credit losses	(661)	1,616
Balance at end of period	$14,619	$15,468

The allowance for unfunded commitments totaled $14.6 million as of March 31, 2021, compared to $15.3 million as of December 31, 2020, and $15.5 million as of March 31, 2020. Unfunded commitments increased $59.1 million to $3.31 billion at March 31, 2021 compared to $3.25 billion at December 31, 2020. Included in the increase of unfunded commitments was $33.0 million of commitments related to 100% government guaranteed lending, for which no provision expense was required.

CREDIT QUALITY AND NONPERFORMING ASSETS

The internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 4 of the consolidated financial statements in this Quarterly Report on Form 10-Q.

The nonpass loans totaled $1.15 billion or 11.5% of total loans as of March 31, 2021 compared to $1.08 billion or 10.8% of total loans as of December 31, 2020. As of March 31, 2021, the nonpass loans consisted of approximately 61% watch loans and 39% substandard loans compared to 56% watch and 44% substandard as of December 31, 2020. The percent of nonpass loans on nonaccrual status as of March 31, 2021, was 8%. Included in the nonpass loans at March 31, 2021 were $84.1 million of nonpass PPP loans as a result of risk ratings on related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	March 31,		December 31,
	2021	2020	2020	2019
Nonaccrual loans	$91,718	$79,280	$87,386	$76,548
Loans contractually past due 90 days or more	171	—	720	4,105
Total nonperforming loans	91,889	79,280	88,106	80,653
Other real estate	6,236	6,074	6,624	6,914
Other repossessed assets	239	17	240	11
Total nonperforming assets	$98,364	$85,371	$94,970	$87,578
Performing troubled debt restructured loans(1)	$2,394	$2,858	$2,370	$3,794
Nonperforming loans to total loans	0.91%	0.95%	0.88%	0.96%
Nonperforming assets to total loans plus repossessed property	0.98	1.02	0.95	1.05
Nonperforming assets to total assets	0.54	0.64	0.53	0.66

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs. Refer to the "Lending Activities" discussion included in the "Financial Condition" section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information on these modifications.

The schedule below summarizes the changes in nonperforming assets during the three months ended March 31, 2021, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2020	$88,106	$6,624	$240	$94,970
Loan foreclosures	(819)	585	234	—
Net loan charge-offs	(1,450)	—	—	(1,450)
New nonperforming loans	14,936	—	—	14,936
Reduction of nonperforming loans(1)	(8,884)	—	—	(8,884)
OREO/Repossessed assets sales proceeds	—	(1,127)	(82)	(1,209)
OREO/Repossessed assets writedowns, net	—	154	(153)	1
March 31, 2021	$91,889	$6,236	$239	$98,364

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets increased $3.4 million or 4% to $98.4 million or 0.54% of total assets at March 31, 2021, compared to $95.0 million or 0.53% of total assets at December 31, 2020. Nonperforming loans were $91.9 million at March 31, 2021 compared to $88.1 million at December 31, 2020, which represented 0.91% and 0.88% of total loans at March 31, 2021, and December 31, 2020, respectively. At March 31, 2021, approximately $55.1 million or 60% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to sixteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $13.8 million at March 31, 2021, compared to $14.6 million at December 31, 2020.

SECURITIES

The composition of the securities portfolio is managed to maximize the return on the portfolio while considering the impact it has on HTLF's asset/liability position and liquidity needs. Securities represented 36% and 35% of total assets at March 31, 2021, and December 31, 2020, respectively. Total securities carried at fair value as of March 31, 2021, were $6.37 billion, an increase of $242.5 million or 4% from $6.13 billion at December 31, 2020.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of March 31, 2021, and December 31, 2020, in thousands:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
U.S. treasuries	$1,019	0.02%	$2,026	0.03%
U.S. agencies	212,292	3.25	166,779	2.65
Obligations of states and political subdivisions	1,823,282	27.92	1,724,066	27.40
Mortgage-backed securities - agency	1,432,929	21.94	1,355,270	21.54
Mortgage-backed securities - non-agency	1,503,716	23.03	1,449,116	23.03
Commercial mortgage-backed securities - agency	122,230	1.87	174,153	2.77
Commercial mortgage-backed securities - non-agency	307,774	4.71	252,767	4.02
Asset-backed securities	1,028,213	15.74	1,069,266	16.99
Corporate bonds	3,790	0.06	3,742	0.06
Equity securities with a readily determinable fair value	20,543	0.31	19,629	0.31
Other securities	74,935	1.15	75,253	1.20
Total securities	$6,530,723	100.00%	$6,292,067	100.00%

HTLF's securities portfolio had an expected modified duration of 5.94 years as of March 31, 2021, compared to 5.52 years as of December 31, 2020.

At March 31, 2021, HTLF had $74.9 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $15.56 billion as of March 31, 2021, compared to $14.98 billion at December 31, 2020, an increase of $579.1 million or 4%. Growth in non-time deposits during the first three months of 2021 was positively impacted by federal government stimulus payments and other COVID-19 relief programs.

The following table shows the changes in deposit balances by deposit type since year-end 2020, in thousands:

	March 31, 2021	December 31, 2020	Change	% Change
Demand deposits	$6,175,946	$5,688,810	$487,136	9%
Savings deposits	8,179,251	8,019,704	159,547	2
Time deposits	1,203,854	1,271,391	(67,537)	(5)
Total	$15,559,051	$14,979,905	$579,146	4%

The table below presents the composition of deposits by category as of March 31, 2021, and December 31, 2020, in thousands:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Demand	$6,175,946	39.69%	$5,688,810	37.98%
Savings	8,179,251	52.57	8,019,704	53.54
Time	1,203,854	7.74	1,271,391	8.48
Total	$15,559,051	100.00%	$14,979,905	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2021, and December 31, 2020, in thousands:

	March 31, 2021	December 31, 2020	Change	% Change
Securities sold under agreement to repurchase	$98,908	$118,293	$(19,385)	(16)%
Federal funds purchased	3,400	2,100	1,300	62
Advances from the FHLB	—	—	—	—
Advances from the federal discount window	25,000	35,000	(10,000)	(29)%
Other short-term borrowings	13,289	12,479	810	6
Total	$140,597	$167,872	$(27,275)	(16)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings was $140.6 million at March 31, 2021, compared to $167.9 million at year-end 2020, a decrease of $27.3 million or 16%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $98.9 million at March 31, 2021, compared to $118.3 million at December 31, 2020, a decrease of $19.4 million or 16%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2020. This revolving credit line agreement, which has $45.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first three months of 2021, and the outstanding balance was $0 at both March 31, 2021, and December 31, 2020.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2021, and December 31, 2020, in thousands:

	March 31, 2021	December 31, 2020	Change	% Change
Advances from the FHLB	$988	$1,018	$(30)	(3)%
Trust preferred securities	146,568	146,323	245	—
Note payable to unaffiliated bank	42,667	44,417	(1,750)	(4)
Contracts payable for purchase of real estate and other assets	1,970	1,983	(13)	(1)
Subordinated notes	74,464	74,429	35	—
Paycheck Protection Program Liquidity Fund	82,857	188,872	(106,015)	(56)
Total	$349,514	$457,042	$(107,528)	(24)%

As of March 31, 2021, the amount of other borrowings was $349.5 million, an decrease of $107.5 million or 24% since year-end 2020.

Each of HTLF's subsidiary banks has been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"). As of March 31, 2021, $82.9 million was outstanding, which was a decrease of $106.0 million or 56% from $188.9 million outstanding as of December 31, 2020. HTLF anticipates limited additional utilization of the PPPLF through the end of 2021.

HTLF has a non-revolving credit facility with an unaffiliated bank, which provides a borrowing capacity of up to $55.0 million. At March 31, 2021, $42.7 million was outstanding on this non-revolving credit line compared to $44.4 million outstanding at December 31, 2020. At March 31, 2021, $6.5 million was available on this non-revolving credit facility, of which no balance was drawn.

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of March 31, 2021, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/2021(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	2.93%		03/17/2034	06/17/2021
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.57%		04/07/2036	07/07/2021
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.66%	(2)	09/15/2037	06/15/2021
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.67%	(3)	09/01/2037	06/01/2021
Morrill Statutory Trust I	9,205	12/19/2002	3.25% over LIBOR	3.45%		12/26/2032	06/26/2021
Morrill Statutory Trust II	8,893	12/17/2003	2.85% over LIBOR	3.03%		12/17/2033	06/17/2021
Sheboygan Statutory Trust I	6,637	09/17/2003	2.95% over LIBOR	3.13%		09/17/2033	06/17/2021
CBNM Capital Trust I	4,471	09/10/2004	3.25% over LIBOR	3.43%		12/15/2034	06/15/2021
Citywide Capital Trust III	6,508	12/19/2003	2.80% over LIBOR	3.01%		12/19/2033	07/23/2021
Citywide Capital Trust IV	4,368	09/30/2004	2.20% over LIBOR	2.38%		09/30/2034	05/23/2021
Citywide Capital Trust V	12,029	05/31/2006	1.54% over LIBOR	1.72%		07/25/2036	06/15/2021
OCGI Statutory Trust III	3,006	06/27/2002	3.65% over LIBOR	3.83%	(4)	09/30/2032	06/30/2021
OCGI Capital Trust IV	5,413	09/23/2004	2.50% over LIBOR	2.68%	(5)	12/15/2034	06/15/2021
BVBC Capital Trust II	7,248	04/10/2003	3.25% over LIBOR	3.46%		04/24/2033	07/24/2021
BVBC Capital Trust III	9,270	07/29/2005	1.60% over LIBOR	1.80%		09/30/2035	06/30/2021
Total trust preferred costs	146,638
Less: deferred issuance costs	(70)
	$146,568

(1) Effective weighted average interest rate as of March 31, 2021, was 3.23% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to the consolidated financial statements included herein.

(2) Effective interest rate as of March 31, 2021, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.
(3) Effective interest rate as of March 31, 2021, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.
(4) Effective interest rate as of March 31, 2021, was 5.53% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.
(5) Effective interest rate as of March 31, 2021, was 4.37% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.

CAPITAL REQUIREMENTS

The Federal Reserve Board, which supervises bank holding companies, has adopted capital adequacy guidelines that are used to assess the adequacy of capital of a bank holding company. Under Basel III, HTLF must hold a conservation buffer above the adequately capitalized risk-based capital ratios; however, the transition provisions related to the conservation buffer have been extended indefinitely.

The most recent notification from the FDIC categorized HTLF and each of its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

HTLF's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates the capital ratios and the Federal Reserve Board's current capital adequacy guidelines for the dates indicated, in thousands. The table also indicates the fully-phased in capital conservation buffer, but the requirements to comply have been extended indefinitely.

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2021	15.31%	12.42%	11.47%	8.40%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$11,638,600	$11,638,600	$11,638,600	N/A
Average Assets	N/A	N/A	N/A	$17,217,420

December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00%	6.00%	4.50%	4.00%
Well capitalized requirement	10.00%	8.00%	6.50%	5.00%
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50%	8.50%	7.00%	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average Assets	N/A	N/A	N/A	$15,531,884

At March 31, 2021, and December 31, 2020, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $804.2 million and $736.5 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $571.7 million and $500.9 million at March 31, 2021, and December 31, 2020, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

On August 8, 2019, HTLF filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provides HTLF with the ability to raise capital, subject to market conditions and SEC rules and limitations, if the board of directors decides to do so. This registration statement permits HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, depositary shares, warrants, rights or units of any combination of these securities. The amount of securities that may be offered was not specified in the registration statement, and the terms of any future offerings are to be established at the time of the offering. The registration statement expires on August 8, 2022.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2021, and December 31, 2020, commitments to extend credit aggregated $3.34 billion and $3.26 billion, respectively. Standby letters of credit aggregated $67.5 million at March 31, 2021, and $73.2 million at December 31, 2020.

At March 31, 2021, and December 31, 2020, HTLF's banks had $880.3 million and $607.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to HTLF's contractual obligations and other commitments since that report was filed.

HTLF continues to explore opportunities to expand the size of its independent community banks. In the current banking industry environment, HTLF seeks these opportunities for growth through acquisitions. HTLF is primarily focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to increase market share, achieve efficiencies and provide greater convenience for current customers. However, HTLF may also pursue acquisitions in areas outside of its current geographic footprint. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
HTLF enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these loans. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund these loans and on the residential mortgage loans held as available for sale. See Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on derivative financial instruments.

LIQUIDITY

Liquidity refers to the ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of HTLF principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets.

At March 31, 2021, HTLF had $467.9 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $6.37 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

Short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, HTLF intends to rely on deposit growth and additional FHLB and discount window borrowings as needed in the future.

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of March 31, 2021, short-term borrowings outstanding totaled $140.6 million.

As of March 31, 2021, HTLF had $349.5 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At March 31, 2021, HTLF had $1.65 billion of borrowing capacity under these programs. Under the PPPLF, HTLF had $1.10 billion of borrowing capacity as of March 31, 2021. Additionally, at March 31, 2021, HTLF had $1.20 billion of borrowing capacity at the Federal Reserve Banks' discount window.

On a consolidated basis, HTLF maintains a large balance of short-term securities that, when combined with cash from operations, management believes are adequate to meet its funding obligations.

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

At March 31, 2021, the parent company had cash of $71.3 million. Additionally, HTLF has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2020. The revolving credit agreement has $45.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2021. At March 31, 2021, $6.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which HTLF complied with as of March 31, 2021.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid to HTLF by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at HTLF's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. HTLF's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and accepting deposits. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on the current fair market values of HTLF's assets, liabilities and off-balance sheet contracts. HTLF's objective is to measure this risk and manage its balance sheet to avoid unacceptable potential for economic loss.

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the bank subsidiaries and, on a consolidated basis, by HTLF's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for HTLF and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on HTLF's interest rate risk profile and net interest income.

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2021, and March 31, 2020, provided the following results, in thousands:

	2021		2020
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$492,640	(2.09)%	$426,450	(2.20)%
Base	503,131	—	436,047	—
Up 200 Basis Points	529,261	5.19	455,706	4.51
Year 2
Down 100 Basis Points	454,170	(9.73)	394,839	(9.45)
Base	489,874	(2.63)	417,950	(4.15)
Up 200 Basis Points	562,260	11.75	466,853	7.06

HTLF uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. HTLF is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

HTLF enters into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by HTLF to guarantee the performance of a customer to a third party up to a stated amount and subject to specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the consolidated balance sheet until the loan is made or the letter or credit is issued.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that:
•HTLF's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective.
•During the three months ended March 31, 2021, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2021, that are ordinary routine litigation incidental to business.

The aggregate amount of cash consideration paid in the AimBank transaction was reduced by $5.3 million as a holdback against any losses that might be incurred as a result of pending litigation involving a former customer. HTLF does not currently anticipate any material exposure from the litigation, and that if any litigation losses are incurred, the holdback amount will be sufficient to cover such losses. The shareholders of AimBank are entitled to any remaining amount from the holdback after payment for any potential settlement and related legal expenses. While the ultimate outcome of this and any other ordinary routine litigation proceedings incidental to business cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HTLF's consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $97.3 million as of March 31, 2021, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

3.1		Amended and Restated ByLaws of Heartland Financial USA, Inc. Amended and Restated as of March 16, 2021

10.1
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award

10.2		Form of Performance -Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan

10.3		Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for the time - based awards 3 year cliff vesting

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: May 6, 2021