Form 10-Q
period 2021-06-30
HEARTLAND FINANCIAL USA INC
filed 2021-08-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 4, 2021, the Registrant had outstanding 42,245,788 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$208,702	$219,243
Interest bearing deposits with other banks and other short-term investments	240,426	118,660
Cash and cash equivalents	449,128	337,903
Time deposits in other financial institutions	3,138	3,129
Securities:
Carried at fair value (cost of $6,463,683 at June 30, 2021, and $6,024,225 at December 31, 2020)	6,543,978	6,127,975
Held to maturity, net of allowance for credit losses of $51 at June 30, 2021, and $51 at December 31, 2020 (fair value of $95,421 at June 30, 2021, and $100,041 at December 31, 2020)	85,439	88,839
Other investments, at cost	76,809	75,253
Loans held for sale	33,248	57,949
Loans receivable:
Held to maturity	10,012,014	10,023,051
Allowance for credit losses	(120,726)	(131,606)
Loans receivable, net	9,891,288	9,891,445
Premises, furniture and equipment, net	219,433	219,595
Premises, furniture and equipment held for sale	6,925	6,499
Other real estate, net	6,314	6,624
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	37,452	42,383
Servicing rights, net	6,201	6,052
Cash surrender value on life insurance	189,619	187,664
Other assets	246,029	281,024
TOTAL ASSETS	$18,371,006	$17,908,339
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,299,289	$5,688,810
Savings	8,189,223	8,019,704
Time	1,126,606	1,271,391
Total deposits	15,615,118	14,979,905
Short-term borrowings	152,563	167,872
Other borrowings	271,244	457,042
Accrued expenses and other liabilities	172,295	224,289
TOTAL LIABILITIES	16,211,220	15,829,108
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both June 30, 2021, and December 31, 2020; none issued or outstanding at both June 30, 2021, and December 31, 2020)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2021, and December 31, 2020)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2021 and December 31, 2020; none issued or outstanding at both June 30, 2021 and December 31, 2020)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2021, and December 31, 2020; none issued or outstanding at both June 30, 2021, and December 31, 2020)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2021, and December 31, 2020; none issued or outstanding at both June 30, 2021, and December 31, 2020)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both June 30, 2021, and December 31, 2020; 11,500 shares issued and outstanding at both June 30, 2021 and December 31, 2020)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both June 30, 2021, and December 31, 2020; issued 42,245,452 shares at June 30, 2021, and 42,093,862 shares at December 31, 2020)	42,245	42,094
Capital surplus	1,066,765	1,062,083
Retained earnings	883,484	791,630
Accumulated other comprehensive income	56,587	72,719
TOTAL STOCKHOLDERS' EQUITY	2,159,786	2,079,231
TOTAL LIABILITIES AND EQUITY	$18,371,006	$17,908,339

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$111,915	$107,005	$224,354	$213,419
Interest on securities:
Taxable	31,546	23,362	61,989	45,093
Nontaxable	4,561	3,344	9,064	5,527
Interest on federal funds sold	—	—	1	—
Interest on interest bearing deposits in other financial institutions	60	54	126	775
TOTAL INTEREST INCOME	148,082	133,765	295,534	264,814
INTEREST EXPENSE:
Interest on deposits	3,790	6,134	8,185	20,716
Interest on short-term borrowings	98	61	250	357
Interest on other borrowings (includes $(461) and $(423) of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020, respectively, and $(1,058) and $(613) of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020, respectively)	2,976	3,424	6,276	7,084
TOTAL INTEREST EXPENSE	6,864	9,619	14,711	28,157
NET INTEREST INCOME	141,218	124,146	280,823	236,657
Provision (benefit) for credit losses	(7,080)	26,796	(7,728)	48,316
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	148,298	97,350	288,551	188,341
NONINTEREST INCOME:
Service charges and fees	15,132	10,972	28,803	22,993
Loan servicing income	873	379	1,711	1,342
Trust fees	6,039	4,977	11,816	9,999
Brokerage and insurance commissions	865	595	1,718	1,328
Securities gains, net (includes $2,842 and $2,006 of net security gains reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020, respectively, and $2,812 and $3,664 of net security gains reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020, respectively)	2,842	2,006	2,812	3,664
Unrealized gain (loss) on equity securities, net	83	680	(27)	449
Net gains on sale of loans held for sale	4,753	7,857	11,173	12,517
Valuation adjustment on servicing rights	(526)	9	391	(1,556)
Income on bank owned life insurance	937	1,167	1,766	1,665
Other noninterest income	2,166	1,995	3,318	4,053
TOTAL NONINTEREST INCOME	33,164	30,637	63,481	56,454
NONINTEREST EXPENSES:
Salaries and employee benefits	57,332	50,118	116,394	100,075
Occupancy	7,399	6,502	15,317	12,973
Furniture and equipment	3,501	2,993	6,594	6,101
Professional fees	16,237	13,676	29,727	26,149
Advertising	1,649	995	3,118	3,200
Core deposit and customer relationship intangibles amortization	2,415	2,696	4,931	5,677
Other real estate and loan collection expenses	414	203	549	537
Loss on sales/valuations of assets, net	183	701	377	717
Acquisition, integration and restructuring costs	210	673	3,138	2,049
Partnership investment in tax credit projects	1,345	791	1,380	975
Other noninterest expenses	12,691	11,091	24,274	22,845
TOTAL NONINTEREST EXPENSES	103,376	90,439	205,799	181,298
INCOME BEFORE INCOME TAXES	78,086	37,548	146,233	63,497
Income taxes (includes $834 and $614 of income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020, respectively, and $977 and $1,080 of income tax expense reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020, respectively)	16,481	7,417	31,814	13,326
NET INCOME	61,605	30,131	114,419	50,171
Preferred dividends	(2,012)	—	(4,025)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$59,593	$30,131	$110,394	$50,171
EARNINGS PER COMMON SHARE - BASIC	$1.41	$0.82	$2.62	$1.36
EARNINGS PER COMMON SHARE - DILUTED	$1.41	$0.82	$2.61	$1.36
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20	$0.44	$0.40
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$61,605	$30,131	$114,419	$50,171
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	70,224	81,552	(20,645)	53,224
Reclassification adjustment for net gains realized in net income	(2,842)	(2,006)	(2,812)	(3,664)
Income taxes	(17,678)	(20,729)	6,083	(12,932)
Other comprehensive gain/(loss) on securities	49,704	58,817	(17,374)	36,628
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	745	317	2,633	(3,363)
Reclassification adjustment for net gains on derivatives realized in net income	(461)	(423)	(1,058)	(613)
Income taxes	(61)	18	(333)	832
Other comprehensive income (loss) on cash flow hedges	223	(88)	1,242	(3,144)
Other comprehensive income (loss)	49,927	58,729	(16,132)	33,484
TOTAL COMPREHENSIVE INCOME	$111,532	$88,860	$98,287	$83,655

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,419	$50,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,671	14,071
Provision (benefit) for credit losses	(7,728)	48,316
Net amortization of premium on securities	18,439	6,251
Securities gains, net	(2,812)	(3,664)
Unrealized (gain) loss on equity securities, net	27	(449)
Stock based compensation	4,776	3,558
Loans originated for sale	(244,752)	(271,167)
Proceeds on sales of loans held for sale	279,923	254,523
Net gains on sale of loans held for sale	(10,470)	(10,990)
(Increase) decrease in accrued interest receivable	813	(4,298)
Increase in prepaid expenses	(1,324)	(910)
Decrease in accrued interest payable	(1,342)	(1,699)
Capitalization of servicing rights	(703)	(1,527)
Valuation adjustment on servicing rights	(391)	1,556
Loss on sales/valuations of assets, net	377	717
Net excess tax benefit (expense) from stock based compensation	303	(91)
Other, net	(9,645)	(53,313)
NET CASH PROVIDED BY OPERATING ACTIVITIES	153,581	31,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(9)	(7)
Proceeds from the sale of securities available for sale	630,481	511,639
Proceeds from the maturity of and principal paydowns on securities available for sale	484,958	212,538
Proceeds from the maturity of and principal paydowns on securities held to maturity	4,127	1,832
Proceeds from the maturity of time deposits in other financial institutions	—	150
Proceeds from the sale, maturity of and principal paydowns on other investments	2,498	6,135
Purchase of securities available for sale	(1,571,281)	(1,491,459)
Purchase of other investments	(4,054)	(10,273)
Net (increase) decrease in loans	5,203	(881,419)
Purchase of bank owned life insurance policies	(190)	(201)
Capital expenditures	(11,539)	(7,679)
Proceeds from the sale of equipment	3,090	3,331
Proceeds on sale of OREO and other repossessed assets	1,858	1,783
NET CASH USED BY INVESTING ACTIVITIES	$(454,858)	$(1,653,630)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$610,479	$1,287,288
Net increase in savings deposits	169,519	502,871
Net decrease in time deposit accounts	(144,785)	(125,791)
Net decrease in short-term borrowings	(15,309)	(12,799)
Proceeds from short term advances	1,700	516,545
Repayments of short term advances	(1,700)	(597,741)
Proceeds from other borrowings	—	33,750
Repayments of other borrowings	(186,356)	(3,622)
Net proceeds from the issuance of preferred stock	—	110,705
Proceeds from issuance of common stock	1,519	928
Dividends paid	(22,565)	(14,715)
NET CASH PROVIDED BY FINANCING ACTIVITIES	412,502	1,697,419
Net increase in cash and cash equivalents	111,225	74,844
Cash and cash equivalents at beginning of year	337,903	378,734
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$449,128	$453,578
Supplemental disclosures:
Cash paid for income/franchise taxes	$31,735	$12,798
Cash paid for interest	16,053	29,856
Loans transferred to OREO	1,186	1,055
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	1,564	—
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	6	—
Dividends declared, not paid	2,013	—
Transfer of available for sale securities to held to maturity securities	—	462

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2020	$—	$36,807	$842,780	$700,298	$(26,171)	$1,553,714
Comprehensive income				30,131	58,729	88,860
Cash dividends declared:
Common, $0.20 per share				(7,362)		(7,362)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 37,527 shares of common stock		38	86			124
Stock based compensation			1,336			1,336
Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377

Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income				50,171	33,484	83,655
Cash dividends declared:
Common, $0.40 per share				(14,715)		(14,715)
Issuance of Series E Preferred Stock	110,705					110,705
Issuance of 140,466 shares of common stock		141	787			928
Stock based compensation			3,558			3,558
Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377

Balance at March 31, 2021	$110,705	$42,174	$1,063,497	$833,171	$6,660	$2,056,207
Comprehensive income				61,605	49,927	111,532
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.22 per share				(9,280)		(9,280)
Issuance of 71,777 shares of common stock		71	1,252			1,323
Stock based compensation			2,016			2,016
Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income				114,419	(16,132)	98,287
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.44 per share				(18,540)		(18,540)
Issuance of 151,590 shares of common stock		151	(94)			57
Stock based compensation			4,776			4,776
Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2021, are not necessarily indicative of the results expected for the year ending December 31, 2021.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six- months ended June 30, 2021, and 2020, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended June 30,
	2021	2020
Net income	$61,605	$30,131
Preferred dividends	(2,012)	—
Net income available to common stockholders	$59,593	$30,131

Weighted average common shares outstanding for basic earnings per share	42,243	36,881
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	117	35
Weighted average common shares for diluted earnings per share	42,360	36,916
Earnings per common share — basic	$1.41	$0.82
Earnings per common share — diluted	$1.41	$0.82
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	1	54

	Six Months Ended June 30,
	2021	2020
Net income	$114,419	$50,171
Preferred dividends	(4,025)	—
Net income available to stockholders	$110,394	$50,171

Weighted average common shares outstanding for basic earnings per share	42,210	36,851
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	147	69
Weighted average common shares for diluted earnings per share	42,357	36,920
Earnings per common share — basic	$2.62	$1.36
Earnings per common share — diluted	$2.61	$1.36
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	60	1

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

AIM Bancshares, Inc.
On December 4, 2020, HTLF completed the acquisition of AIM Bancshares, Inc. ("AIM") and its wholly-owned subsidiary, AimBank, headquartered in Levelland, Texas. Pursuant to the agreement, each share of AimBank common stock was converted into the right to receive 207.0 shares of HTLF common stock and $1,887.16 of cash, subject to certain hold-back provisions of the agreement. Based on the closing price of $41.89 per share of HTLF common stock on December 4, 2020, the aggregate merger consideration received by AimBank stockholders was valued at approximately $264.5 million, which was paid by delivery of HTLF common stock valued at $217.2 million and cash of $47.3 million subject to certain hold-back provisions of the merger agreement relating to the cash consideration. In addition, holders of in-the-money options to acquire shares of AimBank common stock received aggregate consideration of approximately $4.9 million in exchange for the cancellation of such stock options. The combined entity, resulting from the merger of AimBank into First Bank & Trust, operates as First Bank & Trust. The transaction included, at fair value, total assets of $1.97 billion, including $1.09 billion of gross loans held to maturity, and $1.67 billion of deposits. The transaction is structured as a tax-free reorganization with respect to the stock consideration received by shareholders of AIM. On February 19, 2021, HTLF completed the systems conversion of AimBank, and subsequent to the systems conversion, seven of AimBank's twenty-five bank branches were transferred to HTLF's New Mexico Bank & Trust subsidiary.

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
U.S. treasuries	$996	$20	$—	$1,016
U.S. agencies	35,591	272	(492)	35,371
Obligations of states and political subdivisions	1,817,708	66,037	(11,959)	1,871,786
Mortgage-backed securities - agency	1,741,389	19,890	(20,604)	1,740,675
Mortgage-backed securities - non-agency	1,349,005	16,062	(1,775)	1,363,292
Commercial mortgage-backed securities - agency	124,441	2,439	(1,800)	125,080
Commercial mortgage-backed securities - non-agency	534,682	823	(200)	535,305
Asset-backed securities	835,476	12,640	(1,129)	846,987
Corporate bonds	3,744	71	—	3,815
Total debt securities	6,443,032	118,254	(37,959)	6,523,327
Equity securities with a readily determinable fair value	20,651	—	—	20,651
Total	$6,463,683	$118,254	$(37,959)	$6,543,978
December 31, 2020
U.S. treasuries	$1,995	$31	$—	$2,026
U.S. agencies	167,048	657	(926)	166,779
Obligations of states and political subdivisions	1,562,631	75,555	(2,959)	1,635,227
Mortgage-backed securities - agency	1,351,964	16,029	(12,723)	1,355,270
Mortgage-backed securities - non-agency	1,428,068	22,688	(1,640)	1,449,116
Commercial mortgage-backed securities - agency	171,451	3,440	(738)	174,153
Commercial mortgage-backed securities - non-agency	253,421	37	(691)	252,767
Asset-backed securities	1,064,255	9,421	(4,410)	1,069,266
Corporate bonds	3,763	8	(29)	3,742
Total debt securities	6,004,596	127,866	(24,116)	6,108,346
Equity securities with a readily determinable fair value	19,629	—	—	19,629
Total	$6,024,225	$127,866	$(24,116)	$6,127,975

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2021
Obligations of states and political subdivisions	$85,490	$9,931	$—	$95,421	$(51)
Total	$85,490	$9,931	$—	$95,421	$(51)
December 31, 2020
Obligations of states and political subdivisions	$88,890	$11,151	$—	$100,041	$(51)
Total	$88,890	$11,151	$—	$100,041	$(51)

As of June 30, 2021, and December 31, 2020, HTLF had $24.6 million and $20.8 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$13,286	$13,351
Due in 1 to 5 years	18,199	19,153
Due in 5 to 10 years	198,036	202,564
Due after 10 years	1,628,518	1,676,920
Total debt securities	1,858,039	1,911,988
Mortgage and asset-backed securities	4,584,993	4,611,339
Equity securities with a readily determinable fair value	20,651	20,651
Total investment securities	$6,463,683	$6,543,978

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,196	$2,209
Due in 1 to 5 years	42,172	44,028
Due in 5 to 10 years	32,451	37,240
Due after 10 years	8,671	11,944
Total debt securities	85,490	95,421
Allowance for credit losses	(51)	—
Total investment securities	$85,439	$95,421

As of June 30, 2021, and December 31, 2020, securities with a carrying value of $1.87 billion and $2.12 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and six months ended June 30, 2021 and 2020, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$423,415	$182,749	$630,481	$511,639
Gross security gains	3,844	3,958	4,289	6,862
Gross security losses	1,002	1,952	1,477	3,198

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of June 30, 2021, and December 31, 2020. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2020, and December 31, 2019, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2021
U.S. agencies	18,983	(492)	1	—	—	—	18,983	(492)	1
Obligations of states and political subdivisions	591,597	(11,887)	107	6,719	(72)	2	598,316	(11,959)	109
Mortgage-backed securities - agency	1,025,619	(19,499)	58	37,181	(1,105)	4	1,062,800	(20,604)	62
Mortgage-backed securities - non-agency	541,131	(1,345)	12	33,988	(430)	5	575,119	(1,775)	17
Commercial mortgage-backed securities - agency	69,690	(1,800)	11	—	—	—	69,690	(1,800)	11
Commercial mortgage-backed securities - non-agency	—	—	—	15,960	(200)	2	15,960	(200)	2
Asset-backed securities	77,475	(319)	7	35,779	(810)	11	113,254	(1,129)	18
Corporate bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$2,324,495	$(35,342)	196	$129,627	$(2,617)	24	$2,454,122	$(37,959)	220
December 31, 2020
U.S. agencies	2,981	(8)	5	99,922	(918)	72	102,903	(926)	77
Obligations of states and political subdivisions	346,598	(2,959)	49	—	—	—	346,598	(2,959)	49
Mortgage-backed securities - agency	653,793	(12,342)	35	31,012	(381)	3	684,805	(12,723)	38
Mortgage-backed securities - non-agency	378,843	(1,639)	17	1,622	(1)	1	380,465	(1,640)	18
Commercial mortgage-backed securities - agency	46,541	(738)	6	—	—	—	46,541	(738)	6
Commercial mortgage-backed securities - non-agency	100,042	(15)	2	35,428	(676)	3	135,470	(691)	5
Asset-backed securities	141,824	(643)	9	340,452	(3,767)	24	482,276	(4,410)	33
Corporate bonds	1,908	(29)	4	—	—	—	1,908	(29)	4
Total temporarily impaired securities	$1,672,530	$(18,373)	127	$508,436	$(5,743)	103	$2,180,966	$(24,116)	230

HTLF had no securities held to maturity with unrealized losses at June 30, 2021, or December 31, 2020.

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

The remaining unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2021 and 2020.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2021 and 2020.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following tables present, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Beginning balance	$48	$197
Provision (benefit) for credit losses	3	(135)
Balance at period end	$51	$62

	Six Months Ended June 30,
	2021	2020
Beginning balance	$51	$—
Impact of ASU 2016-13 adoption	—	158
Adjusted balance	51	158
Provision (benefit) for credit losses	—	(96)
Balance at period end	$51	$62

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of June 30, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

	June 30, 2021	December 31, 2020
Rating
AAA	$3,207	$—
AA, AA+, AA-	62,526	64,385
A+, A, A-	15,006	18,353
BBB	4,751	4,208
Not Rated	—	1,944
Total	$85,490	$88,890

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $20.8 million at June 30, 2021 and $19.5 million at December 31, 2020.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2021, did not consider the investments to be impaired.

NOTE 4: LOANS

Loans as of June 30, 2021, and December 31, 2020, were as follows, in thousands:

	June 30, 2021	December 31, 2020
Loans receivable held to maturity:
Commercial and industrial	$2,518,908	$2,534,799
Paycheck Protection Program ("PPP")	829,175	957,785
Owner occupied commercial real estate	1,940,134	1,776,406
Non-owner occupied commercial real estate	1,987,369	1,921,481
Real estate construction	854,295	863,220
Agricultural and agricultural real estate	679,608	714,526
Residential real estate	800,884	840,442
Consumer	401,641	414,392
Total loans receivable held to maturity	10,012,014	10,023,051
Allowance for credit losses	(120,726)	(131,606)
Loans receivable, net	$9,891,288	$9,891,445

As of June 30, 2021, and December 31, 2020, HTLF had $37.7 million and $42.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at June 30, 2021, and December 31, 2020, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
June 30, 2021
Commercial and industrial	$4,688	$26,644	$31,332	$13,658	$2,505,250	$2,518,908
PPP	—	—	—	—	829,175	829,175
Owner occupied commercial real estate	110	19,880	19,990	7,547	1,932,587	1,940,134
Non-owner occupied commercial real estate	3,485	19,343	22,828	19,548	1,967,821	1,987,369
Real estate construction	—	19,580	19,580	—	854,295	854,295
Agricultural and agricultural real estate	3,106	4,054	7,160	17,948	661,660	679,608
Residential real estate	—	9,741	9,741	—	800,884	800,884
Consumer	—	10,095	10,095	—	401,641	401,641
Total	$11,389	$109,337	$120,726	$58,701	$9,953,313	$10,012,014

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2020
Commercial and industrial	$4,077	$34,741	$38,818	$16,578	$2,518,221	$2,534,799
PPP	—	—	—	—	957,785	957,785
Owner occupied commercial real estate	111	19,890	20,001	11,174	1,765,232	1,776,406
Non-owner occupied commercial real estate	3,250	17,623	20,873	13,490	1,907,991	1,921,481
Real estate construction	—	20,080	20,080	—	863,220	863,220
Agricultural and agricultural real estate	1,988	5,141	7,129	15,453	699,073	714,526
Residential real estate	—	11,935	11,935	535	839,907	840,442
Consumer	—	12,770	12,770	—	414,392	414,392
Total	$9,426	$122,180	$131,606	$57,230	$9,965,821	$10,023,051

HTLF had $13.7 million of troubled debt restructured loans at June 30, 2021, of which $11.6 million were classified as nonaccrual and $2.1 million were accruing according to the restructured terms. HTLF had $6.2 million of troubled debt restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three- and six- months ended June 30, 2021, and June 30, 2020, dollars in thousands:

	Three Months Ended June 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,850	7,850	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	60	66
Consumer	—	—	—	—	—	—
Total	2	$7,850	$7,850	1	$60	$66

Six Months Ended June 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,850	7,850	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—

	Six Months Ended June 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Residential real estate	—	—	—	2	92	98
Consumer	—	—	—	—	—	—
Total	2	$7,850	$7,850	2	$92	$98

At June 30, 2021, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The tables above do not include any loan modifications made under COVID-19 modification programs.

There were no troubled debt restructured loans for which there was a payment default during the three- and six- months ended June 30, 2021, and June 30, 2020, that had been modified during the twelve-month period prior to default.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. HTLF had no loans classified as loss or doubtful as of June 30, 2021, and December 31, 2020.

The following tables show the risk category of loans by loan category and year of origination as of June 30, 2021, and December 31, 2020, in thousands:

As of June 30, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$330,626	$475,749	$277,874	$122,550	$197,617	$370,896	$528,785	$2,304,097
Watch	7,252	13,154	22,947	12,886	8,633	17,574	35,506	117,952
Substandard	2,171	21,377	10,899	8,780	11,706	21,646	20,280	96,859
Commercial and industrial total	$340,049	$510,280	$311,720	$144,216	$217,956	$410,116	$584,571	$2,518,908

As of June 30, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
PPP
Pass	$409,922	$327,475	$—	$—	$—	$—	$—	$737,397
Watch	21,880	28,769	—	—	—	—	—	50,649
Substandard	20,697	20,432	—	—	—	—	—	41,129
PPP total	$452,499	$376,676	$—	$—	$—	$—	$—	$829,175
Owner occupied commercial real estate
Pass	$331,097	$402,216	$371,104	$232,062	$143,692	$264,190	$27,773	$1,772,134
Watch	428	17,998	14,979	18,715	19,869	10,305	2,250	84,544
Substandard	743	18,083	13,464	7,908	13,903	28,201	1,154	83,456
Owner occupied commercial real estate total	$332,268	$438,297	$399,547	$258,685	$177,464	$302,696	$31,177	$1,940,134
Non-owner occupied commercial real estate
Pass	$206,934	$332,479	$355,445	$275,853	$163,047	$266,547	$32,340	$1,632,645
Watch	16,873	18,884	76,447	30,786	8,233	53,339	4,524	209,086
Substandard	16,968	13,315	20,879	23,329	24,802	46,035	310	145,638
Non-owner occupied commercial real estate total	$240,775	$364,678	$452,771	$329,968	$196,082	$365,921	$37,174	$1,987,369
Real estate construction
Pass	$151,473	$338,101	$215,455	$49,360	$10,003	$8,959	$17,078	$790,429
Watch	—	1,865	11,474	47,460	240	210	413	61,662
Substandard	—	—	28	1,993	—	183	—	2,204
Real estate construction total	$151,473	$339,966	$226,957	$98,813	$10,243	$9,352	$17,491	$854,295
Agricultural and agricultural real estate
Pass	$115,287	$125,764	$79,157	$46,698	$28,105	$43,350	$134,975	$573,336
Watch	3,480	13,591	5,746	2,197	256	3,735	4,735	33,740
Substandard	9,082	8,793	6,886	20,498	5,641	11,210	10,422	72,532
Agricultural and agricultural real estate total	$127,849	$148,148	$91,789	$69,393	$34,002	$58,295	$150,132	$679,608

Residential real estate
Pass	$144,046	$116,571	$65,840	$82,530	$56,628	$277,236	$28,244	$771,095
Watch	1,236	1,966	1,634	1,703	2,039	6,998	—	15,576
Substandard	4,147	859	299	1,889	1,259	5,760	—	14,213
Residential real estate total	$149,429	$119,396	$67,773	$86,122	$59,926	$289,994	$28,244	$800,884
Consumer
Pass	$39,485	$26,718	$20,157	$13,147	$12,112	$21,088	$259,705	$392,412
Watch	4	132	220	1,362	130	508	1,234	3,590
Substandard	848	432	612	474	371	2,104	798	5,639
Consumer total	$40,337	$27,282	$20,989	$14,983	$12,613	$23,700	$261,737	$401,641

Total Pass	$1,728,870	$2,145,073	$1,385,032	$822,200	$611,204	$1,252,266	$1,028,900	$8,973,545
Total Watch	51,153	96,359	133,447	115,109	39,400	92,669	48,662	576,799
Total Substandard	54,656	83,291	53,067	64,871	57,682	115,139	32,964	461,670
Total Loans	$1,834,679	$2,324,723	$1,571,546	$1,002,180	$708,286	$1,460,074	$1,110,526	$10,012,014

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$557,853	$340,809	$168,873	$215,696	$101,010	$337,834	$541,627	$2,263,702
Watch	41,574	24,676	19,672	14,262	8,072	2,474	49,432	160,162
Substandard	23,024	16,274	8,897	15,717	9,098	19,537	18,388	110,935
Commercial and industrial total	$622,451	$381,759	$197,442	$245,675	$118,180	$359,845	$609,447	$2,534,799
PPP
Pass	$880,709	$—	$—	$—	$—	$—	$—	$880,709

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Watch	22,533	—	—	—	—	—	—	22,533
Substandard	54,543	—	—	—	—	—	—	54,543
PPP total	$957,785	$—	$—	$—	$—	$—	$—	$957,785
Owner occupied commercial real estate
Pass	$400,662	$369,401	$300,242	$167,470	$107,234	$213,780	$33,759	$1,592,548
Watch	15,345	13,764	22,488	20,811	8,717	15,282	4,311	100,718
Substandard	15,914	9,522	12,164	14,147	8,580	21,708	1,105	83,140
Owner occupied commercial real estate total	$431,921	$392,687	$334,894	$202,428	$124,531	$250,770	$39,175	$1,776,406
Non-owner occupied commercial real estate
Pass	$334,722	$411,301	$305,456	$194,101	$108,070	$233,153	$24,466	$1,611,269
Watch	22,826	55,225	24,718	18,724	20,954	45,672	5,114	193,233
Substandard	30,899	15,035	23,290	17,046	9,147	21,060	502	116,979
Non-owner occupied commercial real estate total	$388,447	$481,561	$353,464	$229,871	$138,171	$299,885	$30,082	$1,921,481
Real estate construction
Pass	$311,625	$309,678	$157,171	$12,625	$6,954	$5,110	$21,431	$824,594
Watch	2,105	26,659	2,403	332	55	388	1,295	33,237
Substandard	196	2,760	2,036	—	39	358	—	5,389
Real estate construction total	$313,926	$339,097	$161,610	$12,957	$7,048	$5,856	$22,726	$863,220
Agricultural and agricultural real estate
Pass	$171,578	$90,944	$62,349	$39,252	$17,626	$37,696	$148,456	$567,901
Watch	20,500	16,202	8,854	2,448	3,515	3,157	12,282	66,958
Substandard	17,403	7,044	23,519	6,758	3,917	9,952	11,074	79,667
Agricultural and agricultural real estate total	$209,481	$114,190	$94,722	$48,458	$25,058	$50,805	$171,812	$714,526
Residential real estate
Pass	$153,017	$99,440	$118,854	$83,534	$63,477	$244,852	$33,467	$796,641
Watch	3,986	4,507	2,188	1,896	3,117	8,525	—	24,219
Substandard	980	442	2,507	1,528	884	12,141	1,100	19,582
Residential real estate total	$157,983	$104,389	$123,549	$86,958	$67,478	$265,518	$34,567	$840,442
Consumer
Pass	$37,037	$27,646	$18,811	$15,034	$4,009	$19,483	$280,996	$403,016
Watch	168	352	647	340	82	646	1,622	3,857
Substandard	481	959	1,884	500	897	1,976	822	7,519
Consumer total	$37,686	$28,957	$21,342	$15,874	$4,988	$22,105	$283,440	$414,392

Total Pass	$2,847,203	$1,649,219	$1,131,756	$727,712	$408,380	$1,091,908	$1,084,202	$8,940,380
Total Watch	129,037	141,385	80,970	58,813	44,512	76,144	74,056	604,917
Total Substandard	143,440	52,036	74,297	55,696	32,562	86,732	32,991	477,754
Total Loans	$3,119,680	$1,842,640	$1,287,023	$842,221	$485,454	$1,254,784	$1,191,249	$10,023,051

Included in the nonpass loans at June 30, 2021 and December 31, 2020 were $91.8 million and $77.1 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of June 30, 2021, HTLF had $1.7 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at June 30, 2021, and December 31, 2020, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2021
Commercial and industrial	$1,537	$1,034	$12	$2,583	$2,498,207	$18,118	$2,518,908
PPP	—	—	—	—	829,175	—	829,175
Owner occupied commercial real estate	1,134	—	—	1,134	1,929,086	9,914	1,940,134
Non-owner occupied commercial real estate	1,374	1,350	—	2,724	1,963,775	20,870	1,987,369
Real estate construction	2,834	—	—	2,834	851,053	408	854,295
Agricultural and agricultural real estate	2,759	1,716	—	4,475	654,135	20,998	679,608
Residential real estate	2,192	118	85	2,395	785,637	12,852	800,884
Consumer	679	222	—	901	398,632	2,108	401,641
Total gross loans receivable held to maturity	$12,509	$4,440	$97	$17,046	$9,909,700	$85,268	$10,012,014
December 31, 2020
Commercial and industrial	$5,825	$2,322	$720	$8,867	$2,504,170	$21,762	$2,534,799
PPP	1	—	—	1	957,784	—	957,785
Owner occupied commercial real estate	2,815	167	—	2,982	1,759,649	13,775	1,776,406
Non-owner occupied commercial real estate	2,143	2,674	—	4,817	1,902,003	14,661	1,921,481
Real estate construction	2,446	96	—	2,542	859,784	894	863,220
Agricultural and agricultural real estate	1,688	—	—	1,688	694,150	18,688	714,526
Residential real estate	1,675	83	—	1,758	825,047	13,637	840,442
Consumer	807	139	—	946	409,477	3,969	414,392
Total gross loans receivable held to maturity	$17,400	$5,481	$720	$23,601	$9,912,064	$87,386	$10,023,051

Loans delinquent 30 to 89 days as a percent of total loans were 0.17% at June 30, 2021, compared to 0.23% at December 31, 2020. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, and December 31, 2020, HTLF had $24.0 million and $32.5 million of nonaccrual loans with no related allowance, respectively.

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

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and six- months ended June 30, 2021, and June 30, 2020, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2021	$36,095	$—	$19,416	$24,694	$19,931	$7,111	$11,012	$11,913	$130,172
Charge-offs	(842)	—	(72)	(1,637)	(10)	(357)	(70)	(509)	(3,497)
Recoveries	265	—	44	13	4	—	—	191	517
Provision	(4,186)	—	602	(242)	(345)	406	(1,201)	(1,500)	(6,466)
Balance at June 30, 2021	$31,332	$—	$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818	$—	$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(1,790)	—	(113)	(1,637)	(10)	(675)	(91)	(1,307)	(5,623)
Recoveries	558	—	97	13	6	21	5	493	1,193
Provision	(6,254)	—	5	3,579	(496)	685	(2,108)	(1,861)	(6,450)
Balance at June 30, 2021	$31,332	$—	$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726

	Commercial and Industrial		PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2020	$32,455		—	10,337	8,320	22,951	$4,797	$8,725	$9,765	$97,350
Charge-offs	(2,536)		—	(213)	(19)	(84)	(1)	(235)	(476)	(3,564)
Recoveries	345		—	191	8	210	—	92	298	1,144
Provision	2,254		—	13,087	1,852	5,590	905	722	597	25,007
Balance at June 30, 2020	$32,518	$32,531	$—	$23,402	$10,161	$28,667	$5,701	$9,304	$10,184	$119,937

	Commercial and Industrial		PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2019	$34,207		$—	$7,921	$7,584	$8,677	$5,680	$1,504	$4,822	$70,395
Impact of ASU 2016-13 adoption	(272)		—	(114)	(2,617)	6,335	(387)	4,817	4,309	12,071
Adjusted balance at January 1, 2020	33,935		—	7,807	4,967	15,012	5,293	6,321	9,131	82,466
Charge-offs	(7,767)		—	(213)	(19)	(105)	(254)	(314)	(1,193)	(9,865)
Recoveries	610		—	192	8	215	826	95	518	2,464
Provision	5,740		—	15,616	5,205	13,545	(164)	3,202	1,728	44,872
Balance at June 30, 2020	$32,518		$—	$23,402	$10,161	$28,667	$5,701	$9,304	$10,184	$119,937

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

Changes in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2021 and June 30, 2020, were as follows:

	For the Three Months Ended June 30,
	2021	2020
Balance at March 31,	$14,619	$15,468
Provision	(617)	1,924
Balance at June 30,	$14,002	$17,392

	For the Six Months Ended June 30,
	2021	2020
Balance at December 31,	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1,	15,280	13,852
Provision	(1,278)	3,540
Balance at June 30,	$14,002	$17,392

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both June 30, 2021 and December 31, 2020. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. Due to the COVID-19 pandemic and economic conditions, HTLF performed an interim quantitative assessment of goodwill in the second quarter of 2020, which was the most recent annual assessment, and there was no goodwill impairment.

HTLF recorded $91.4 million of goodwill and $3.1 million of core deposit intangible in connection with the acquisition of AimBank, headquartered in Levelland, Texas on December 4, 2020.

HTLF recorded $38.4 million of goodwill and $1.3 million of core deposit intangible in connection with the acquisition of certain assets and substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, headquartered in Racine, Wisconsin, on December 4, 2020.

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

The core deposit intangible and goodwill recorded with the Johnson Bank transaction are deductible for tax purposes, and the core deposit intangible is expected to be amortized over a period of 10 years on an accelerated basis.

HTLF's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2021, and December 31, 2020, are presented in the table below, in thousands:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$63,883	$37,302	$101,185	$58,970	$42,215
Customer relationship intangibles	1,177	1,027	150	1,177	1,009	168
Mortgage servicing rights	11,971	6,412	5,559	11,268	6,079	5,189
Commercial servicing rights	7,054	6,412	642	7,054	6,191	863
Total	$121,387	$77,734	$43,653	$120,684	$72,249	$48,435

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Six months ending December 31, 2021	$4,446	$18	$648	$110	$5,222
Year ending December 31,
2022	7,702	34	1,228	194	9,158
2023	6,739	33	1,052	139	7,963
2024	5,591	33	877	96	6,597
2025	4,700	32	702	103	5,537
2026	3,533	—	526	—	4,059
Thereafter	4,591	—	526	—	5,117
Total	$37,302	$150	$5,559	$642	$43,653

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2021. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $719.6 million at June 30, 2021, compared to $743.3 million at December 31, 2020. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $13.1 million at June 30, 2021, and $5.7 million at December 31, 2020.

At June 30, 2021, the fair value of the mortgage servicing rights was estimated at $5.6 million compared to $5.2 million at December 31, 2020. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 15.90% for the June 30, 2021, valuation compared to 16.20% for the December 31, 2020 valuation. The discount rate was 9.02% for both June 30, 2021, and December 31, 2020. The average capitalization rate for the first six months of 2021 ranged from 79 to 120 basis points compared to a range of 76 to 116 basis points for the first six months of 2020. Fees collected for the servicing of mortgage loans for others were $459,000 and $410,000 for the quarters ended June 30, 2021 and June 30, 2020, respectively. Fees collected for the servicing of mortgage loans for others were $923,000 and $819,000 for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2021, and June 30, 2020:

	2021	2020
Balance at January 1,	$5,189	$5,621
Originations	703	1,490
Amortization	(724)	(1,070)
Valuation adjustment	391	(1,556)
Balance at period end	$5,559	$4,485
Mortgage servicing rights, net to servicing portfolio	0.77%	0.68%

HTLF's commercial servicing portfolio is comprised of loans guaranteed by the United States Small Business Administration ("SBA") and United States Department of Agriculture that have been sold with servicing retained by HTLF, which totaled $57.5 million at June 30, 2021 and $66.2 million at December 31, 2020. The commercial servicing rights portfolio is separated into two tranches at the respective HTLF subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $165,000 and $54,000 for the quarters ended June 30, 2021 and June 30, 2020, respectively, and $294,000 and $172,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 13.70% to 17.49% as of June 30, 2021 compared to 14.95% to 19.25% as of December 31, 2020. The discount rate range was 5.70% to 9.96% for the June 30, 2021, valuations compared to 7.70% to 12.88% for the December 31, 2020 valuations. The capitalization rate for 2020 ranged from 310 to 445 basis points. The total fair value of the commercial servicing rights was estimated at $1.1 million as of June 30, 2021, and $1.3 million as of December 31, 2020.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the six months ended June 30, 2021, and June 30, 2020:

	2021	2020
Balance at January 1,	$863	$1,115
Originations	—	38
Amortization	(221)	(169)
Balance at period end	$642	$984
Fair value of commercial servicing rights	$1,104	$1,417
Commercial servicing rights, net to servicing portfolio	1.12%	1.32%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are capitalized through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each HTLF subsidiary. At June 30, 2021, a $470,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.9 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2020, a $422,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.4 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At both June 30, 2021 and December 31, 2020, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at June 30, 2021, and December 31, 2020:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
June 30, 2021	$1,627	$1,157	$470	$6,287	$4,402	$1,885

December 31, 2020	$1,522	$1,100	$422	$5,445	$4,089	$1,356

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights and any recorded valuation allowance at June 30, 2021, and December 31, 2020:

	Book Value Less than 20 Years	Fair Value Less than 20 Years	Valuation Allowance 15-Year Tranche	Book Value More than 20 Years	Fair Value More than 20 Years	Valuation Allowance 30-Year Tranche
June 30, 2021	$58	$170	$—	$584	$934	$—

December 31, 2020	$87	$203	$—	$776	$1,085	$—

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. HTLF was required to pledge $2.9 million of cash as collateral at June 30, 2021 compared to $3.8 million at December 31, 2020. At both June 30, 2021 and December 31, 2020, no collateral was required to be pledged by HTLF's counterparties.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, “Fair Value,” for additional fair value information and disclosures.

Cash Flow Hedges
HTLF has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, HTLF has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on HTLF's variable-rate liabilities. For the six months ended June 30, 2021, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.8 million. For the next twelve months, HTLF estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense will total $2.4 million.

HTLF entered into forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust VI and VII, which total $40.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these swap transactions are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $40.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date. At inception, HTLF asserted that the underlying principal balance would remain outstanding throughout the hedge transaction, making it probable that sufficient LIBOR-based interest payments would exist through the maturity date of the swaps. During the first quarter of 2021, the interest rate swap transaction associated with Heartland Financial Statutory Trust IV, totaling $25.0 million, matured and the fixed rate debt has been converted to a variable rate subordinated debenture.

On May 18, 2018, HTLF acquired cash flow hedges related to OCGI Statutory Trust III and OCGI Capital Trust IV with notional amounts of $3.0 million and $6.0 million, respectively, in the First Bank Lubbock Bancshares, Inc. transaction. The cash flow hedges effectively convert OCGI Statutory Trust III and OGCI Capital Trust IV from variable rate subordinated debentures to fixed rate debt. These swaps are designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $9.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date. These swaps matured in June of 2021.

The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as cash flow hedges at June 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Weighted Average Pay Rate	Maturity
June 30, 2021
Interest rate swap	$21,250	$(1,636)	Other liabilities	2.591%	5.425%	07/24/2028
Interest rate swap	20,000	(1,107)	Other liabilities	0.119	2.390	06/15/2024
Interest rate swap	20,000	(1,049)	Other liabilities	0.135	2.352	03/01/2024
December 31, 2020
Interest rate swap	$25,000	$(127)	Other liabilities	0.229%	2.255%	03/17/2021
Interest rate swap	21,667	(91)	Other liabilities	2.649	3.674	05/10/2021
Interest rate swap	22,750	(2,220)	Other liabilities	2.643	5.425	07/24/2028
Interest rate swap	20,000	(1,482)	Other liabilities	0.217	2.390	06/15/2024
Interest rate swap	20,000	(1,385)	Other liabilities	0.225	2.352	03/01/2024
Interest rate swap	6,000	(50)	Other liabilities	0.217	1.866	06/15/2021
Interest rate swap	3,000	(25)	Other liabilities	0.241	1.878	06/30/2021

The table below identifies the gains and losses recognized on HTLF's derivative instruments designated as cash flow hedges for the three- and six- months ended June 30, 2021, and June 30, 2020, in thousands:

	Effective Portion			Ineffective Portion
	Recognized in OCI	Reclassified from AOCI into Income		Recognized in Income on Derivatives
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2021
Interest rate swaps	$291	Interest expense	$454	Other income	$—
Six Months Ended June 30, 2021
Interest rate swaps	$1,588	Interest expense	$1,045	Other income	$—
Three Months Ended June 30, 2020
Interest rate swap	$(100)	Interest Expense	$417	Other Income	$—
Six Months Ended June 30, 2020
Interest rate swap	$(3,963)	Interest Expense	$600	Other Income	$—

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

HTLF was required to pledge $3.8 million and $4.2 million of cash as collateral for these fair value hedges at June 30, 2021, and December 31, 2020, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at June 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2021
Fair value hedges	$16,901	$(1,585)	Other liabilities
December 31, 2020
Fair value hedges	$20,841	$(2,480)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three- and six- months ended June 30, 2021, and June 30, 2020, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2021
Fair value hedges	$132	Interest income
Six Months Ended June 30, 2021
Fair value hedges	$895	Interest income
Three Months Ended June 30, 2020
Fair value hedges	$4	Interest income
Six Months Ended June 30, 2020
Fair value hedges	$(1,673)	Interest income

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at June 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2021
Embedded derivatives	$8,971	$497	Other assets
December 31, 2020
Embedded derivatives	$9,198	$680	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and six- months ended June 30, 2021, and June 30, 2020, in thousands:

	Amount of Gain (Loss)	Income Statement Category
Three Months Ended June 30, 2021
Embedded derivatives	$(54)	Other noninterest income
Six Months Ended June 30, 2021
Embedded derivatives	$(183)	Other noninterest income
Three Months Ended June 30, 2020
Embedded derivatives	$1	Other noninterest income
Six Months Ended June 30, 2020
Embedded derivatives	$362	Other noninterest income

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $30.6 million and $46.5 million as of June 30, 2021, and December 31, 2020, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $0 at both June 30, 2021, and December 31, 2020. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2021 and June 30, 2020, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2021
Customer interest rate swaps	$438,415	$29,394	Other assets	4.50%	2.43%
Customer interest rate swaps	438,415	(29,394)	Other liabilities	2.43	4.50
December 31, 2020
Customer interest rate swaps	$440,719	$43,422	Other assets	4.46%	2.46%
Customer interest rate swaps	440,719	(43,422)	Other liabilities	2.46	4.46

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both June 30, 2021, and December 31, 2020. HTLF's counterparties were required to pledge no collateral at both June 30, 2021 and December 31, 2020, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at June 30, 2021, and December 31, 2020, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2021
Interest rate lock commitments (mortgage)	Other assets	$39,922	$1,425
Forward commitments	Other assets	9,500	8
Forward commitments	Other liabilities	59,000	(202)
Undesignated interest rate swaps	Other liabilities	8,971	(497)
December 31, 2020
Interest rate lock commitments (mortgage)	Other assets	$42,078	$1,827
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	86,500	(697)
Undesignated interest rate swaps	Other liabilities	9,198	(680)

The table below identifies the income statement category of the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and six- months ended June 30, 2021, and June 30, 2020, in thousands:

	Income Statement Category	Gain (Loss) Recognized
Three Months Ended June 30, 2021
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(250)
Forward commitments	Net gains on sale of loans held for sale	(1,403)
Undesignated interest rate swaps	Other noninterest income	54
Six Months Ended June 30, 2021
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$(1,735)
Forward commitments	Net gains on sale of loans held for sale	503
Undesignated interest rate swaps	Other noninterest income	183
Three Months Ended June 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$1,296
Forward commitments	Net gains on sale of loans held for sale	962
Undesignated interest rate swaps	Other noninterest income	(1)
Six Months Ended June 30, 2020
Interest rate lock commitments (mortgage)	Net gains on sale of loans held for sale	$2,994
Forward commitments	Net gains on sale of loans held for sale	(184)
Undesignated interest rate swaps	Other noninterest income	(362)

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

Derivative Financial Instruments
HTLF's current interest rate risk strategy includes interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, HTLF incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HTLF has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2021, and December 31, 2020, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLFs assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Securities available for sale
U.S. treasuries	$1,016	$1,016	$—	$—
U.S. agencies	35,371	—	35,371	—
Obligations of states and political subdivisions	1,871,786	—	1,871,786	—
Mortgage-backed securities - agency	1,740,675	—	1,740,675	—
Mortgage-backed securities - non-agency	1,363,292	—	1,363,292	—
Commercial mortgage-backed securities - agency	125,080	—	125,080	—
Commercial mortgage-backed securities - non-agency	535,305	—	535,305	—
Asset-backed securities	846,987	—	846,987	—
Corporate bonds	3,815	—	3,815	—
Equity securities with a readily determinable fair value	20,651	—	20,651	—
Derivative financial instruments(1)	29,891	—	29,891	—
Interest rate lock commitments	1,425	—	—	1,425
Forward commitments	8	—	8	—
Total assets at fair value	$6,575,302	$1,016	$6,572,861	$1,425
Liabilities
Derivative financial instruments(2)	$35,268	$—	$35,268	$—
Forward commitments	202	—	202	—
Total liabilities at fair value	$35,470	$—	$35,470	$—
December 31, 2020
Assets
Securities available for sale
U.S. treasuries	$2,026	$2,026	$—	$—
U.S. agencies	166,779	—	166,779	—
Obligations of states and political subdivisions	1,635,227	—	1,635,227	—
Mortgage-backed securities - agency	1,355,270	—	1,355,270	—
Mortgage-backed securities - non-agency	1,449,116	—	1,449,116	—
Commercial mortgage-backed securities - agency	174,153	—	174,153	—
Commercial mortgage-backed securities - non-agency	252,767	—	252,767	—
Asset-backed securities	1,069,266	—	1,069,266	—
Corporate bonds	3,742	—	3,742	—
Equity securities with a readily determinable fair value	19,629	—	19,629	—
Derivative financial instruments(1)	44,102	—	44,102	—
Interest rate lock commitments	1,827	—	—	1,827
Total assets at fair value	$6,173,904	$2,026	$6,170,051	$1,827
Liabilities
Derivative financial instruments(2)	$51,962	$—	$51,962	$—
Forward commitments	697	—	697	—
Total liabilities at fair value	$52,659	$—	$52,659	$—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,969	$—	$—	$8,969	$214
Owner occupied commercial real estate	3,573	—	—	3,573	—
Non-owner occupied commercial real estate	14,742	—	—	14,742	1,637
Agricultural and agricultural real estate	14,161	—	—	14,161	—
Total collateral dependent individually assessed loans	$41,445	$—	$—	$41,445	$1,851
Loans held for sale	$33,248	$—	$33,248	$—	$(1,304)
Other real estate owned	6,314	—	—	6,314	(88)
Premises, furniture and equipment held for sale	6,925	—	—	6,925	(44)
Servicing rights	5,559	—	—	5,559	(391)

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$11,256	$—	$—	$11,256	$451
Owner occupied commercial real estate	5,874	—	—	5,874	11,631
Non-owner occupied commercial real estate	4,907	—	—	4,907	—
Agricultural and agricultural real estate	12,451	—	—	12,451	—
Total collateral dependent individually assessed loans	$34,488	$—	$—	$34,488	$12,082
Loans held for sale	$57,949	$—	$57,949	$—	$(982)
Other real estate owned	6,624	—	—	6,624	1,044
Premises, furniture and equipment held for sale	6,499	—	—	6,499	3,288
Servicing rights	5,189	—	—	5,189	1,778

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,425	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	6,314	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,559	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	6,925	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	8,969	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Owner occupied commercial real estate	3,573	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	14,742	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	14,161	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)

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

	Fair Value at 12/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,827	Discounted cash flows	Closing ratio	0-99% (86%)(1)
Other real estate owned	6,624	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,189	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	6,499	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial and industrial	11,256	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)

	Fair Value at 12/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Owner occupied commercial real estate	5,874	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Non-owner occupied commercial real estate	4,907	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	12,451	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
Balance at January 1,	$1,827	$681
Total net gains included in earnings	(1,735)	2,803
Issuances	8,892	17,221
Settlements	(7,559)	(18,878)
Balance at period end	$1,425	$1,827

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2021, and December 31, 2020, were $1.4 million and $1.8 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of June 30, 2021, and December 31, 2020, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$449,128	$449,128	$449,128	$—	$—
Time deposits in other financial institutions	3,138	3,138	3,138	—	—
Securities:
Carried at fair value	6,543,978	6,543,978	1,016	6,542,962	—
Held to maturity	85,439	95,421	—	95,421	—
Other investments	76,809	76,809	—	76,809	—
Loans held for sale	33,248	33,248	—	33,248	—
Loans, net:
Commercial and industrial	2,487,576	2,469,136	—	2,460,167	8,969
PPP	829,175	829,175	—	829,175	—
Owner occupied commercial real estate	1,920,144	1,901,531	—	1,897,958	3,573
Non-owner occupied commercial real estate	1,964,541	1,953,264	—	1,938,522	14,742
Real estate construction	834,715	838,001	—	838,001	—
Agricultural and agricultural real estate	672,448	660,650	—	646,489	14,161
Residential real estate	791,143	789,274	—	789,274	—
Consumer	391,546	394,337	—	394,337	—
Total Loans, net	9,891,288	9,835,368	—	9,793,923	41,445
Cash surrender value on life insurance	189,619	189,619	—	189,619	—
Derivative financial instruments(1)	29,891	29,891	—	29,891	—
Interest rate lock commitments	1,425	1,425	—	—	1,425
Forward commitments	8	8	—	8	—
Financial liabilities:
Deposits
Demand deposits	6,299,289	6,299,289	—	6,299,289	—
Savings deposits	8,189,223	8,189,223	—	8,189,223	—
Time deposits	1,126,606	1,126,788	—	1,126,788	—
Short term borrowings	152,563	152,563	—	152,563	—
Other borrowings	271,244	274,631	—	274,631	—
Derivative financial instruments(2)	35,268	35,368	—	35,368	—
Forward commitments	202	202	—	202	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$337,903	$337,903	$337,903	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	6,127,975	6,127,975	2,026	6,125,949	—
Held to maturity	88,839	100,041	—	100,041	—
Other investments	75,253	75,523	—	75,523	—
Loans held for sale	57,949	57,949	—	57,949	—
Loans, net:
Commercial and industrial	2,495,981	2,391,041	—	2,379,785	11,256
PPP	957,785	957,785	—	957,785	—
Owner occupied commercial real estate	1,756,405	1,745,397	—	1,739,523	5,874
Non-owner occupied commercial real estate	1,900,608	1,892,213	—	1,887,306	4,907
Real estate construction	843,140	849,224	—	849,224	—
Agricultural and agricultural real estate	707,397	697,729	—	685,278	12,451
Residential real estate	828,507	828,366	—	828,366	—
Consumer	401,622	407,914	—	407,914	—
Total Loans, net	9,891,445	9,769,669	—	9,735,181	34,488
Cash surrender value on life insurance	187,664	187,664	—	187,664	—
Derivative financial instruments(1)	44,102	44,102	—	44,102	—
Interest rate lock commitments	1,827	1,827	—	—	1,827
Financial liabilities:
Deposits
Demand deposits	5,688,810	5,688,810	—	5,688,810	—
Savings deposits	8,019,704	8,019,704	—	8,019,704	—
Time deposits	1,271,391	1,273,468	—	1,273,468	—
Short term borrowings	167,872	167,872	—	167,872	—
Other borrowings	457,042	458,806	—	458,806	—
Derivative financial instruments(1)	51,962	51,962	—	51,962	—
Forward commitments	697	697	—	697	—

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021, and 2020, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$4,014	$3,476	$7,950	$6,913
Overdraft fees	2,549	1,634	5,141	4,443
Customer service and other service fees	54	35	100	94
Credit card fee income	5,854	4,067	10,162	7,967
Debit card income	2,661	1,760	5,450	3,576
Total service charges and fees	15,132	10,972	28,803	22,993
Trust fees	6,039	4,977	11,816	9,999
Brokerage and insurance commissions	865	595	1,718	1,328
Total noninterest income in-scope of Topic 606	22,036	16,544	42,337	34,320

Out-of-scope of Topic 606
Loan servicing income	$873	$379	$1,711	$1,342
Securities gains, net	2,842	2,006	2,812	3,664
Unrealized gain/ (loss) on equity securities, net	83	680	(27)	449
Net gains on sale of loans held for sale	4,753	7,857	11,173	12,517
Valuation adjustment on servicing rights	(526)	9	391	(1,556)
Income on bank owned life insurance	937	1,167	1,766	1,665
Other noninterest income	2,166	1,995	3,318	4,053
Total noninterest income out-of-scope of Topic 606	11,128	14,093	21,144	22,134
Total noninterest income	$33,164	$30,637	$63,481	$56,454

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2021, and December 31, 2020, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

NOTE 10: STOCK COMPENSATION

HTLF may grant, through its Nominating, Compensation and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increased the number of shares of common stock authorized for issuance to 1,460,000 and made certain other changes to the Plan. As of June 30, 2021, 1,200,807 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $303,000 of tax benefit during the six months ended June 30, 2021 and a tax expense of $91,000 during the six months ended June 30, 2020, related to the exercise, vesting and forfeiture of equity-based awards.

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

The Compensation Committee also granted three-year performance-based RSUs with respect to 60,339 shares and 50,787 shares of common stock in the first quarter of 2021 and 2020, respectively. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period ended December 31, 2023, and December 31, 2022, respectively. These performance-based RSUs or a portion thereof may vest in 2024 and 2023, respectively, after measurement of performance in relation to the performance targets.

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

The Compensation Committee may grant RSUs under the Plan to non-employee HTLF and subsidiary bank directors as part of their compensation, to new management level employees at commencement of employment, and to other employees and service providers as incentives. During the six months ended June 30, 2021, and June 30, 2020, 41,974 and 46,613 time-based RSUs, respectively, were granted to directors and new employees.

A summary of the RSUs outstanding as of June 30, 2021, and June 30, 2020, and changes during the six months ended June 30, 2021 and 2020, follows:

	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	348,275	$38.22	254,383	$46.76
Granted	208,513	51.63	212,344	32.00
Vested	(146,381)	40.89	(118,686)	44.52
Forfeited	(18,861)	42.88	(14,648)	47.00
Outstanding at June 30,	391,546	$44.08	333,393	$38.55

Total compensation costs recorded for RSUs were $4.6 million and $3.4 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021, there were $11.3 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2024.

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

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name HTLF. HTLF's banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services including residential mortgage, wealth management, investments and insurance. As of June 30, 2021, HTLF has eleven banking subsidiaries with 132 locations.

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

HTLF reported the following results for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020:
•net income available to common stockholders of $59.6 million compared to $30.1 million,
•earnings per diluted common share of $1.41 compared to $0.82,
•return on average common equity was 12.07% compared to 7.69,%
•return on average assets was 1.35% compared to 0.84%, and
•return on average tangible common equity (non-GAAP) was 18.05% compared to 11.97%.

HTLF reported the following results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:
•net income available to common stockholders of $110.4 million compared to $50.2 million,
•earnings per diluted common share of $2.61 compared to $1.36,
•return on average common equity was 11.29% compared to 6.32%,
•return on average assets was 1.27% compared to 0.73%, and
•return on average tangible common equity (non-GAAP) was 16.99% compared to 9.95%.

For the second quarter of 2021, net interest margin was 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP), which compares to 3.44% (3.48% on a fully tax-equivalent basis, non-GAAP) and 3.81% (3.85% on a fully-tax equivalent basis, non-GAAP) for the first quarter of 2021 and second quarter of 2020, respectively. For the first six months of 2021, net interest margin was 3.40% (3.45% on a fully tax-equivalent basis, non-GAAP), which compares to 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP), for the first six months of 2020.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 57.11% for the second quarter of 2021 compared to 55.75% for the same quarter of 2020. For the first six months of 2021, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 56.86% compared to 58.64% for the first six months of 2020.

Total assets were $18.37 billion at June 30, 2021, an increase of $462.7 million or 3% since December 31, 2020. Securities represented 37% of total assets at June 30, 2021, and 35% of total assets at December 31, 2020. Total loans held to maturity were $10.01 billion at June 30, 2021 compared to $10.02 billion at December 31, 2020, which was a decrease of $11.0 million or less than 1%. Excluding total Paycheck Protection Program ("PPP") loans, total loans held to maturity increased $117.6 million or 1.30% since year-end 2020.

The total allowance for lending related credit losses was $134.7 million or 1.35% of total loans at June 30, 2021, compared to $146.9 million or 1.47% of total loans at December 31, 2020. Excluding total PPP loans, the allowance for lending related credit losses as percentage of loans was 1.47% and 1.62% as of June 30, 2021, and December 31, 2020, respectively.

Total deposits were $15.62 billion as of June 30, 2021, compared to $14.98 billion at December 31, 2020, an increase of $635.2 million or 4%.

Total equity was $2.16 billion at June 30, 2021, compared to $2.08 billion at December 31, 2020. Book value per common share was $48.50 at June 30, 2021, compared to $46.77 at year-end 2020. The unrealized gain on securities available for sale, net of applicable taxes, was $59.4 million at June 30, 2021, compared to an unrealized gain of $76.8 million, net of applicable taxes, at December 31, 2020.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2021 Developments

AimBank Systems Conversion
On February 19, 2021, HTLF successfully completed the systems conversion of AimBank, which was acquired by HTLF in the fourth quarter of 2020 and merged into HTLF's Texas subsidiary, First Bank & Trust. Subsequent to the systems conversion, seven of AimBank's twenty-five bank branches were transferred to HTLF's New Mexico Bank & Trust subsidiary.

Paycheck Protection Program Loans
HTLF originated a second round of Paycheck Protection Program loans ("PPP II") totaling $473.9 million since the beginning of 2021. PPP II loans are 100% United States Small Business Administration ("SBA") guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA.

As of June 30, 2021, approximately 95% of the PPP loans originated in 2020 ("PPP I") have been forgiven or are in the process of being forgiven.

Branch Optimization
During the first six months of 2021, HTLF consolidated six legacy bank branches and three AimBank branches as it continues to respond to customer preferences and closely manage expenses. HTLF will continue to review its branch network for optimization and consolidation opportunities and anticipates reducing branch locations by approximately 10%, which may result in additional write-downs of fixed assets in future periods.

Branding Change
On April 14, 2021, a branding change from Heartland Financial to HTLF was announced and rolled out across the organization. The branding was refreshed to better reflect the strength of the diverse footprint and continued growth of the company.

Common Stock Dividend Increase
Subsequent to June 30, 2021, the HTLF Board of Directors approved a 14% increase in its quarterly common share dividend to $0.25 from $0.22. The dividend was increased to $0.22 per common share in January 2021 from $0.20 per common share in each quarter of 2020.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENT OF INCOME DATA
Interest income	$148,082	$133,765	$295,534	$264,814
Interest expense	6,864	9,619	14,711	28,157
Net interest income	141,218	124,146	280,823	236,657
Provision (benefit) for credit losses	(7,080)	26,796	(7,728)	48,316
Net interest income after provision for credit losses	148,298	97,350	288,551	188,341
Noninterest income	33,164	30,637	63,481	56,454
Noninterest expenses	103,376	90,439	205,799	181,298
Income taxes	16,481	7,417	31,814	13,326
Net income	61,605	30,131	114,419	50,171
Preferred dividends	(2,012)	—	(4,025)	—
Net income available to common stockholders	$59,593	$30,131	$110,394	$50,171

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.35%	0.84%	1.27%	0.73%
Annualized return on average common equity (GAAP)	12.07	7.69	11.29	6.32
Annualized return on average tangible common equity (non-GAAP)(1)	18.05	11.97	16.99	9.95
Annualized ratio of net charge-offs to average loans	0.12	0.11	0.09	0.17
Annualized net interest margin (GAAP)	3.37	3.81	3.40	3.81
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.41	3.85	3.45	3.85
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.11	55.75	56.86	58.64

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
BALANCE SHEET DATA
Investments	$6,706,226	$6,530,723	$6,292,067	$5,075,338	$4,252,832
Loans held for sale	33,248	43,037	57,949	65,969	54,382
Loans receivable held to maturity	10,012,014	10,050,456	10,023,051	9,099,646	9,246,830
Allowance for credit losses	120,726	130,172	131,606	103,377	119,937
Total assets	18,371,006	18,244,427	17,908,339	15,612,664	15,026,153
Total deposits	15,615,118	15,559,051	14,979,905	12,767,110	12,708,699
Long-term obligations	271,244	349,514	457,042	524,045	306,459
Common equity	2,049,081	1,945,502	1,968,526	1,700,899	1,636.672

COMMON SHARE DATA
Book value per common share (GAAP)	$48.50	$46.13	$46.77	$46.11	$44.42
Tangible book value per common share (non-GAAP)(1)	$33.98	$31.53	$32.07	$32.91	$31.14
Common shares outstanding, net of treasury stock	42,245,452	42,173,675	42,093,862	36,885,390	36,844,744
Tangible common equity ratio (non-GAAP)(1)	8.08%	7.54%	7.81%	8.03%	7.89%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$59,593	$50,801	$37,795	$45,521	$30,131
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,907	1,988	1,975	1,969	2,130
Net income excluding intangible amortization (non-GAAP)	$61,500	$52,789	$39,770	$47,490	$32,261

Average common equity (GAAP)	$1,980,904	$1,963,674	$1,769,575	$1,661,381	$1,574,902
Less average goodwill	576,005	576,005	488,151	446,345	446,345
Less average core deposit and customer relationship intangibles, net	38,614	41,399	42,733	42,145	44,723
Average tangible common equity (non-GAAP)	$1,366,285	$1,346,270	$1,238,691	$1,172,891	$1,083,834
Annualized return on average common equity (GAAP)	12.07%	10.49%	8.50%	10.90%	7.69%
Annualized return on average tangible common equity (non-GAAP)	18.05%	15.90%	12.77%	16.11%	11.97%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$141,218	$139,605	$132,575	$122,497	$124,146
Plus tax-equivalent adjustment(1)	1,762	1,761	1,529	1,390	1,416
Net interest income, fully tax-equivalent (non-GAAP)	$142,980	$141,366	$134,104	$123,887	$125,562

Average earning assets	$16,819,978	$16,460,124	$15,042,079	$13,868,360	$13,103,159

Annualized net interest margin (GAAP)	3.37%	3.44%	3.51%	3.51%	3.81%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.41	3.48	3.55	3.55	3.85
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.09	0.12	0.10	0.10	0.16

	As Of and For the Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$2,049,081	$1,945,502	$1,968,526	$1,700,899	$1,636,672
Less goodwill	576,005	576,005	576,005	446,345	446,345
Less core deposit and customer relationship intangibles, net	37,452	39,867	42,383	40,520	43,011
Tangible common equity (non-GAAP)	$1,435,624	$1,329,630	$1,350,138	$1,214,034	$1,147,316

Common shares outstanding, net of treasury stock	42,245,452	42,173,675	42,093,862	36,885,390	36,844,744
Common equity (book value) per share (GAAP)	$48.50	$46.13	$46.77	$46.11	$44.42
Tangible book value per common share (non-GAAP)	$33.98	$31.53	$32.07	$32.91	$31.14

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,435,624	$1,329,630	$1,350,138	$1,214,034	$1,147,316

Total assets (GAAP)	$18,371,006	$18,244,427	$17,908,339	$15,612,664	$15,026,153
Less goodwill	576,005	576,005	576,005	446,345	446,345
Less core deposit and customer relationship intangibles, net	37,452	39,867	42,383	40,520	43,011
Total tangible assets (non-GAAP)	$17,757,549	$17,628,555	$17,289,951	$15,125,799	$14,536,797
Tangible common equity ratio (non-GAAP)	8.08%	7.54%	7.81%	8.03%	7.89%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020
Net interest income (GAAP)	$141,218	$139,605	$132,575	$122,497	$124,146
Tax-equivalent adjustment(1)	1,762	1,761	1,529	1,390	1,416
Fully tax-equivalent net interest income	142,980	141,366	134,104	123,887	125,562
Noninterest income	33,164	30,317	32,621	31,216	30,637
Securities (gains)/losses, net	(2,842)	30	(2,829)	(1,300)	(2,006)
Unrealized (gain)/loss on equity securities, net	(83)	110	(36)	(155)	(680)
Valuation adjustment on servicing rights	526	(917)	102	120	(9)
Adjusted revenue (non-GAAP)	$173,745	$170,906	$163,962	$153,768	$153,504

Total noninterest expenses (GAAP)	$103,376	$102,423	$99,269	$90,396	$90,439
Less:
Core deposit and customer relationship intangibles amortization	2,415	2,516	2,501	2,492	2,696
Partnership investment in tax credit projects	1,345	35	1,899	927	791
Loss on sales/valuation of assets, net	183	194	2,621	1,763	701
Acquisition, integration and restructuring costs	210	2,928	2,186	1,146	673
Adjusted noninterest expenses (non-GAAP)	$99,223	$96,750	$90,062	$84,068	$85,578
Efficiency ratio, fully tax-equivalent (non-GAAP)	57.11%	56.61%	54.93%	54.67%	55.75%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$44	$534	$232	$—	$122
Occupancy	1	9	—	—	—
Furniture and equipment	41	607	423	496	15
Professional fees	63	670	1,422	476	505
Advertising	6	156	42	8	4
Other noninterest expenses	55	952	67	166	27
Total acquisition, integration and restructuring costs	$210	$2,928	$2,186	$1,146	$673
After tax impact on diluted earnings per common share(1)	$—	$0.05	$0.04	$0.02	$0.01

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$59,593	$30,131	$110,394	$50,171
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,907	2,130	3,895	4,485
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$61,500	$32,261	$114,289	$54,656

Average common equity (GAAP)	$1,980,904	$1,574,902	$1,972,337	$1,597,292
Less average goodwill	576,005	446,345	576,005	446,345
Less average core deposit and customer relationship intangibles, net	38,614	44,723	39,999	46,177
Average tangible common equity (non-GAAP)	$1,366,285	$1,083,834	$1,356,333	$1,104,770
Annualized return on average common equity (GAAP)	12.07%	7.69%	11.29%	6.32%
Annualized return on average tangible common equity (non-GAAP)	18.05%	11.97%	16.99%	9.95%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$141,218	$124,146	$280,823	$236,657
Plus tax-equivalent adjustment(1)	1,762	1,416	3,523	2,547
Net interest income, fully tax-equivalent (non-GAAP)	$142,980	$125,562	$284,346	$239,204

Average earning assets	$16,819,978	$13,103,159	$16,641,045	$12,497,307

Annualized net interest margin (GAAP)	3.37%	3.81%	3.40%	3.81%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.41	3.85	3.45	3.85
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.09	0.16	0.11	0.10

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income (GAAP)	$141,218	$124,146	$280,823	$236,657
Tax-equivalent adjustment(1)	1,762	1,416	3,523	2,547
Fully tax-equivalent net interest income	142,980	125,562	284,346	239,204
Noninterest income	33,164	30,637	63,481	56,454
Securities gains, net	(2,842)	(2,006)	(2,812)	(3,664)
Unrealized (gain)/loss on equity securities, net	(83)	(680)	27	(449)
Valuation adjustment on servicing rights	526	(9)	(391)	1,556
Adjusted revenue (non-GAAP)	$173,745	$153,504	$344,651	$293,101

Total noninterest expenses (GAAP)	$103,376	$90,439	$205,799	$181,298
Less:
Core deposit and customer relationship intangibles amortization	2,415	2,696	4,931	5,677
Partnership investment in tax credit projects	1,345	791	1,380	975
Loss on sales/valuation of assets, net	183	701	377	717
Acquisition, integration and restructuring costs	210	673	3,138	2,049
Adjusted noninterest expenses (non-GAAP)	$99,223	$85,578	$195,973	$171,880
Efficiency ratio, fully tax-equivalent (non-GAAP)	57.11%	55.75%	56.86%	58.64%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$44	$122	$578	$166
Occupancy	1	—	10	—
Furniture and equipment	41	15	648	39
Professional fees	63	505	733	1,501
Advertising	6	4	162	93
Other noninterest expenses	55	27	1,007	250
Total acquisition, integration and restructuring costs	$210	$673	$3,138	$2,049
After tax impact on diluted earnings per common share(1)	$—	$0.01	$0.06	$0.04

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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Management closely monitors and manages net interest income and net interest margin, the results of which are shared with investors because they are important indicators of the company's profitability and growth of earning assets.

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

For the Quarters ended June 30, 2021 and 2020
Net interest margin, expressed as a percentage of average earning assets, was 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2021, compared to 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2020. For the quarters ended June 30, 2021 and 2020, net interest margin included 9 basis points and 16 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the second quarter of 2021 compared to the second quarter of 2020 were:
•Total interest income was $148.1 million, which was an increase of $14.3 million or 11% from $133.8 million and primarily attributable to an increase in average earning assets partially offset by lower yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $149.8 million, which was an increase of $14.7 million or 11% from $135.2 million.
•Average earning assets increased $3.72 billion or 28% to $16.82 billion compared to $13.10 billion, which was primarily attributable to recent acquisitions and loan growth, including PPP loans.
•The average rate on earning assets decreased 58 basis points to 3.57% compared to 4.15%, which was primarily due to recent decreases in market interest rates and a shift in earning asset mix. Total average securities were 39% of total average earning assets compared to 29%.

Total interest expense and average interest bearing liability changes for the second quarter of 2021 compared to the second quarter of 2020 were:
•Total interest expense was $6.9 million, a decrease of $2.8 million or 29% from $9.6 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.28% compared to 0.47%, which was primarily due to recent decreases in market interest rates.

•Average interest bearing deposits increased $1.62 billion or 21% to $9.41 billion from $7.79 billion which was primarily attributable to recent acquisitions and deposit growth, including deposits related to government stimulus payments and other COVID-19 relief programs.
•The average interest rate paid on interest bearing deposits decreased 16 basis points to 0.16% compared to 0.32%.
•Average borrowings increased $97.0 million or 26% to $465.9 million from $368.9 million, which was primarily attributable to outstanding advances from the PPP lending fund used to fund PPP loans to borrowers. The average interest rate paid on borrowings was 2.65% compared to 3.80%.

Net interest income increased for the second quarter of 2021 compared to the second quarter of 2020:
•Net interest income totaled $141.2 million compared to $124.1 million, which was an increase of $17.1 million or 14%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $143.0 million compared to $125.6 million, which was an increase of $17.4 million or 14%.

For the Six Months ended June 30, 2021 and 2020
Net interest margin, expressed as a percentage of average earning assets, was 3.40% (3.45% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2021, compared to 3.81% (3.85% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2020. For the six months ended June 30, 2021 and 2020, net interest margin included 11 basis points and 10 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first six months of 2021 compared to the first six months of 2020 were:
•Total interest income was $295.5 million, which was an increase of $30.7 million or 12% from $264.8 million, primarily attributable to an increase in average earning assets partially offset by lower yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $299.1 million, which was an increase of $31.7 million or 12% from $267.4 million.
•Average earning assets increased $4.14 billion or 33% to $16.64 billion compared to $12.50 billion which was primarily attributable to recent acquisitions and loan growth, including PPP loans.
•The average rate on earning assets decreased 68 basis points to 3.62% compared to 4.30%, which was primarily due to recent decreases in market interest rates and a shift in earning asset mix. Total average securities were 39% of total average earning assets compared to 29%, and the average tax-effected rate on securities was 2.27% compared to 2.90%.

Total interest expense and average interest bearing liability changes for the first six months of 2021 compared to the first six months of 2020 were:
•Total interest expense was $14.7 million, a decrease of $13.4 million or 48% from $28.2 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.30% compared to 0.71%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.73 billion or 23% to $9.34 billion from $7.61 billion which was primarily attributable to recent acquisitions and deposit growth, including deposits related to government stimulus payments and other COVID-19 relief programs.
•The average interest rate paid on interest bearing deposits decreased 37 basis points to 0.18% compared to 0.55%.
•Average borrowings increased $164.7 million or 42% to $558.0 million from $393.3 million, which was primarily attributable to outstanding advances from the PPP lending fund used to fund PPP loans to borrowers. The average interest rate paid on borrowings was 2.36% compared to 3.80%.

Net interest income increased for the first six months of 2021 compared to the first six months of 2020:
•Net interest income totaled $280.8 million compared to $236.7 million, which was an increase of $44.2 million or 19%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $284.3 million compared to $239.2 million, which was an increase of $45.1 million or 19%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

Management believes net interest margin expressed in dollars will continue to increase as the amount of earning assets grows, however net interest margin as a percentage of average earning assets may decrease because of interest rate changes. The Federal Reserve has indicated it will closely assess economic data and be patient before moving ahead with any additional changes to the Federal Funds rate; therefore, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest income. Management continues to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. HTLF produces and reviews simulations of various interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that HTLF maintains a well-balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Quarter Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,862,683	$31,546	2.16%	$5,693,097	$30,443	2.17%	$3,375,245	$23,362	2.78%
Nontaxable(1)	740,601	5,773	3.13	730,565	5,700	3.16	433,329	4,233	3.93
Total securities	6,603,284	37,319	2.27	6,423,662	36,143	2.28	3,808,574	27,595	2.91
Interest on deposits with other banks and short-term investments	271,891	60	0.09	204,488	66	0.13	210,347	54	0.10
Federal funds sold	—	—	—	14,020	1	0.03	—	—	—
Loans:(2)
Commercial and industrial(1)	2,469,742	28,562	4.64	2,500,250	28,222	4.58	2,453,066	30,759	5.04
PPP loans	1,047,559	11,186	4.28	992,517	10,149	4.15	916,405	6,017	2.64
Owner occupied commercial real estate	1,858,891	20,097	4.34	1,778,829	19,565	4.46	1,426,019	17,670	4.98
Non-owner occupied commercial real estate	1,980,374	21,734	4.40	1,937,564	22,121	4.63	1,540,958	19,055	4.97
Real estate construction	815,738	9,212	4.53	806,315	9,698	4.88	1,100,514	12,589	4.60
Agricultural and agricultural real estate	672,560	7,267	4.33	681,279	8,051	4.79	532,668	6,171	4.66
Residential mortgage	827,291	9,255	4.49	849,923	9,830	4.69	795,149	9,586	4.85
Consumer	399,916	5,152	5.17	405,475	5,367	5.37	422,134	5,685	5.42
Less: allowance for credit losses-loans	(127,268)	—	—	(134,198)	—	—	(102,675)	—	—
Net loans	9,944,803	112,465	4.54	9,817,954	113,003	4.67	9,084,238	107,532	4.76
Total earning assets	16,819,978	149,844	3.57%	16,460,124	149,213	3.68%	13,103,159	135,181	4.15%
Nonearning Assets	1,473,778			1,504,599			1,288,697
Total Assets	$18,293,756			$17,964,723			$14,391,856
Interest Bearing Liabilities
Savings	$8,234,151	$2,233	0.11%	$8,032,308	$2,430	0.12%	$6,690,504	$2,372	0.14%
Time deposits	1,171,266	1,557	0.53	1,233,682	1,965	0.65	1,096,386	3,762	1.38
Short-term borrowings	169,822	98	0.23	240,037	152	0.26	82,200	61	0.30
Other borrowings	296,063	2,976	4.03	411,132	3,300	3.26	286,663	3,424	4.80
Total interest bearing liabilities	9,871,302	6,864	0.28%	9,917,159	7,847	0.32%	8,155,753	9,619	0.47
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,170,928			5,778,571			4,501,488
Accrued interest and other liabilities	159,917			194,614			153,618
Total noninterest bearing liabilities	6,330,845			5,973,185			4,655,106
Equity	2,091,609			2,074,379			1,580,997
Total Liabilities and Equity	$18,293,756			$17,964,723			$14,391,856
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$142,980			$141,366			$125,562
Net interest spread(1)			3.29%			3.36%			3.68%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.41%			3.48%			3.85%
Interest bearing liabilities to earning assets	58.69%			60.25%			62.24%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,778,333	$61,989	2.16%	$3,253,675	$45,093	2.79%
Nontaxable(1)	735,636	11,473	3.15	360,932	6,996	3.90
Total securities	6,513,969	73,462	2.27	3,614,607	52,089	2.90
Interest bearing deposits with other banks and other short-term investments	238,376	126	0.11	195,833	775	0.80
Federal funds sold	6,971	1	0.03	—	—	—
Loans:(2)
Commercial and industrial(1)	2,485,210	56,784	4.61	2,530,349	63,213	5.02
PPP loans	1,020,190	21,335	4.22	458,202	6,017	2.64
Owner occupied commercial real estate	1,818,932	39,662	4.40	1,429,560	36,251	5.10
Non-owner occupied commercial real estate	1,958,938	43,855	4.51	1,506,583	38,585	5.15
Real estate construction	811,053	18,910	4.70	1,073,175	25,434	4.77
Agricultural and agricultural real estate	676,895	15,318	4.56	542,818	13,210	4.89
Residential mortgage	838,545	19,085	4.59	807,440	20,007	4.98
Consumer	402,680	10,519	5.27	427,439	11,780	5.54
Less: allowance for loan losses	(130,714)	—	—	(88,699)	—	—
Net loans	9,881,729	225,468	4.60	8,686,867	214,497	4.97
Total earning assets	16,641,045	299,057	3.62%	12,497,307	267,361	4.30%
Nonearning Assets	1,489,103			1,272,708
Total Assets	$18,130,148			$13,770,015
Interest Bearing Liabilities
Savings	$8,133,787	$4,663	0.12%	$6,484,016	$12,454	0.39%
Time deposits	1,202,301	3,522	0.59	1,121,502	8,262	1.48
Short-term borrowings	204,735	250	0.25	112,004	357	0.64
Other borrowings	353,280	6,276	3.58	281,325	7,084	5.06
Total interest bearing liabilities	9,894,103	14,711	0.30%	7,998,847	28,157	0.71%
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,975,833			4,024,267
Accrued interest and other liabilities	177,170			146,561
Total noninterest bearing liabilities	6,153,003			4,170,828
Equity	2,083,042			1,600,340
Total Liabilities and Equity	$18,130,148			$13,770,015
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$284,346			$239,204
Net interest spread(1)			3.32%			3.59%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.45%			3.85%
Interest bearing liabilities to earning assets	59.46%			64.00%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three and six months ended June 30, 2021 and 2020, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision (benefit) for credit losses-loans	$(6,466)	$25,007	$(6,450)	$44,872
Provision (benefit) for credit losses-unfunded commitments	(617)	1,924	(1,278)	3,540
Provision (benefit) for credit losses-held to maturity securities	3	(135)	—	(96)
Total provision expense (benefit)	$(7,080)	$26,796	$(7,728)	$48,316

The provision benefit for credit losses for loans was $6.5 million for the second quarter of 2021, which was a decrease of $31.5 million from provision expense of $25.0 million recorded in the second quarter of 2020. The provision benefit for the second quarter of 2021 was impacted by several factors, including:
•increases in balances of loans held to maturity of $287.7 million during the second quarter excluding total PPP loans, which included an increase of $92.7 million in government guaranteed loans for which no provision was required,
•modest improvements in credit quality marked by a decrease in nonperforming loans of $6.5 million to $85.4 million and nonpass loans of 10.37% of total loans as of June 30, 2021, compared to nonperforming loans of $91.9 million and nonpass loans of 11.47% of total loans at March 31, 2021, and
•improved macroeconomic factors compared to previous quarters.

The provision benefit for credit losses for loans was $6.5 million for the first six months of 2021 compared to provision expense of $44.9 million for the first six months of 2020, which was a decrease of $51.3 million. The provision benefit for the first six months of 2021 was impacted by several factors, including:
•increases in balances of loans held to maturity of $117.6 million excluding total PPP loans from year-end 2020, which included an increase of $165.8 million of government guaranteed loans for which no provision was required.
•modest improvements in credit quality marked by a decrease in nonperforming loans of $2.7 million to $85.4 million and nonpass loans of 10.37% of total loans as of June 30, 2021, compared to nonperforming loans of $88.1 million and nonpass loans of 10.80% of total loans at December 31, 2020, and
•improved macroeconomic factors compared to previous quarters.

Given the size of the loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, the provision for credit losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting policies set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2020, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 5, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes the allowance for credit losses as of June 30, 2021, was at a level commensurate with the overall risk exposure of the loan portfolio. However, negative changes in current economic conditions related to the COVID-19 pandemic could cause certain borrowers to experience difficulty. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic, including recent concerns over COVID-19 variants, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The tables below show noninterest income for the three- and six- months ended June 30, 2021 and 2020, in thousands:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Service charges and fees	$15,132	$10,972	$4,160	38%
Loan servicing income	873	379	494	130
Trust fees	6,039	4,977	1,062	21
Brokerage and insurance commissions	865	595	270	45
Securities gains, net	2,842	2,006	836	42
Unrealized gain/(loss) on equity securities, net	83	680	(597)	(88)
Net gains on sale of loans held for sale	4,753	7,857	(3,104)	(40)
Valuation adjustment on servicing rights	(526)	9	(535)	(5,944)
Income on bank owned life insurance	937	1,167	(230)	(20)
Other noninterest income	2,166	1,995	171	9
Total noninterest income	$33,164	$30,637	$2,527	8%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Service charges and fees	$28,803	$22,993	$5,810	25%
Loan servicing income	1,711	1,342	369	27
Trust fees	11,816	9,999	1,817	18
Brokerage and insurance commissions	1,718	1,328	390	29
Securities gains, net	2,812	3,664	(852)	(23)
Unrealized gain/(loss) on equity securities, net	(27)	449	(476)	(106)
Net gains on sale of loans held for sale	11,173	12,517	(1,344)	(11)
Valuation adjustment on servicing rights	391	(1,556)	1,947	125
Income on bank owned life insurance	1,766	1,665	101	6
Other noninterest income	3,318	4,053	(735)	(18)
Total noninterest income	$63,481	$56,454	$7,027	12%

Total noninterest income totaled $33.2 million during the second quarter of 2021 compared to $30.6 million during the second quarter of 2020, an increase of $2.5 million or 8%. Total noninterest income was $63.5 million for the first six months of 2021 compared to $56.5 million for the same period of 2020, which was an increase of $7.0 million or 12%.

Notable changes in noninterest income categories for the three- and six months ended June 30, 2021 and 2020 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and six- months ended June 30, 2021 and 2020, in thousands:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Service charges and fees on deposit accounts	$4,014	$3,476	$538	15%
Overdraft fees	2,549	1,634	915	56
Customer service and other service fees	54	35	19	54
Credit card fee income	5,854	4,067	1,787	44
Debit card income	2,661	1,760	901	51
Total service charges and fees	$15,132	$10,972	$4,160	38%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Service charges and fees on deposit accounts	$7,950	$6,913	$1,037	15%
Overdraft fees	5,141	4,443	698	16
Customer service and other service fees	100	94	6	6
Credit card fee income	10,162	7,967	2,195	28
Debit card income	5,450	3,576	1,874	52
Total service charges and fees	$28,803	$22,993	$5,810	25%

Notable changes in total service charges and fees for the second quarter of 2021 compared to the second quarter of 2020 were:
•Service charges and fees on deposit accounts totaled $4.0 million compared to $3.5 million, an increase of $538,000 or 15%.
•Overdraft fees increased $915,000 or 56% to $2.5 million from $1.6 million.
•Credit card fee income increased $1.8 million or 44% to $5.9 million from $4.1 million.
•Debit card income totaled $2.7 million compared to $1.8 million, an increase of $901,000 or 51%.

Notable changes in total service charges and fees for the first six months of 2021 compared to the first six months of 2020 were:
•Service charges and fees on deposit accounts totaled $8.0 million compared to $6.9 million, an increase of $1.0 million or 15%.
•Overdraft fees increased $698,000 or 16% to $5.1 million from $4.4 million.
•Credit card fee income increased $2.2 million or 28% to $10.2 million from $8.0 million.
•Debit card income totaled $5.5 million compared to $3.6 million, an increase of $1.9 million or 52%.

The changes detailed above were primarily attributable to HTLF's larger customer base as a result of recent acquisitions. Additionally, HTLF was waiving retail and small business service charges and fees and transaction volumes were lower in the second quarter of 2020 due to the COVID-19 pandemic.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three- and six- months ended June 30, 2021, and 2020, in thousands:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Commercial and agricultural loan servicing fees(1)	$738	$730	$8	1%
Residential mortgage servicing fees	459	410	49	12
Mortgage servicing rights amortization	(324)	(761)	437	57
Total loan servicing income	$873	$379	$494	130%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,512	$1,591	$(79)	(5)%
Residential mortgage servicing fees	923	819	104	13
Mortgage servicing rights amortization	(724)	(1,068)	344	32
Total loan servicing income	$1,711	$1,342	$369	27%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Stable residential mortgage rates for the second quarter and first six months of 2021 compared to the same periods of 2020 caused residential mortgage loan refinancing activity to decrease, which reduced mortgage servicing rights amortization.

Trust Fees
Trust fees increased $1.1 million or 21% to $6.0 million for the second quarter of 2021 compared to $5.0 million for the same quarter of 2020. For the six months ended June 30, 2021 and 2020, trust fees totaled $11.8 million compared to $10.0 million, respectively, and was an increase of $1.8 million or 18%. The increase for both the three- and six month periods was attributable to an increase in the fair market value of assets under management.

Securities Gains, Net
For the second quarter of 2021, net securities gains totaled $2.8 million compared to $2.0 million for the second quarter of 2020, which was an increase of $836,000 or 42%. For the six months ended June 30, 2021 and 2020, net securities gains totaled $2.8 million and $3.7 million, respectively, which was a decrease of $852,000 or 23%. The net unrealized gain on securities carried at fair value was $80.3 million at June 30, 2021, $12.9 million at March 31, 2021, and $103.8 million at year-end 2020.

Net Gains on Sale of Loans Held for Sale
During the second quarter of 2021, net gains on sale of loans held for sale totaled $4.8 million compared to $7.9 million during the same period in 2020, a decrease of $3.1 million or 40%. Loans sold to investors in the second quarter of 2021 totaled $130.2 million compared to $147.8 million during the second quarter of 2020, which was a decrease of $17.6 million or 12%.

For the first six months of 2021, net gains on sales of loans held for sale totaled $11.2 million compared to $12.5 million, which was a decrease of $1.3 million or 11%. Loans sold to investors for the first six months of 2021 totaled $269.5 million compared to $243.5 million, which was an increase of $25.9 million or 11%.

Noninterest Expenses

The tables below show noninterest expenses for the three- and six months ended June 30, 2021, and 2020, in thousands:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Salaries and employee benefits	$57,332	$50,118	$7,214	14%
Occupancy	7,399	6,502	897	14
Furniture and equipment	3,501	2,993	508	17
Professional fees	16,237	13,676	2,561	19
Advertising	1,649	995	654	66
Core deposit and customer relationship intangibles amortization	2,415	2,696	(281)	(10)
Other real estate and loan collection expenses	414	203	211	104
Loss on sales/valuations of assets, net	183	701	(518)	(74)
Acquisition, integration and restructuring costs	210	673	(463)	(69)
Partnership investment in tax credit projects	1,345	791	554	70
Other noninterest expenses	12,691	11,091	1,600	14
Total noninterest expenses	$103,376	$90,439	$12,937	14%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Salaries and employee benefits	$116,394	$100,075	$16,319	16%
Occupancy	15,317	12,973	2,344	18
Furniture and equipment	6,594	6,101	493	8
Professional fees	29,727	26,149	3,578	14
Advertising	3,118	3,200	(82)	(3)
Core deposit and customer relationship intangibles amortization	4,931	5,677	(746)	(13)
Other real estate and loan collection expenses	549	537	12	2
Loss on sales/valuations of assets, net	377	717	(340)	(47)
Acquisition, integration and restructuring costs	3,138	2,049	1,089	53
Partnership investment in tax credit projects	1,380	975	405	42
Other noninterest expenses	24,274	22,845	1,429	6
Total noninterest expenses	$205,799	$181,298	$24,501	14%

For the second quarter of 2021, noninterest expenses totaled $103.4 million compared to $90.4 million during the second quarter of 2020, an increase of $12.9 million or 14%. For the six months ended June 30, 2021, noninterest expenses totaled $205.8 million, which was an increase of $24.5 million or 14% from $181.3 million for the same period in 2020.

Notable changes in noninterest expense categories for the three- and six months ended June 30, 2021 and 2020 are as follows:

Salaries and employee benefits
Salaries and employee benefits increased $7.2 million or 14% to $57.3 million for the second quarter of 2021 compared to $50.1 million for the second quarter of 2020. For the first six months of 2021, salaries and benefits totaled $116.4 million, which was an increase of $16.3 million or 16% from $100.1 million for the same period of 2020. Full-time equivalent employees totaled 2,091 at June 30, 2021 compared to 1,821 at June 30, 2020, which was primarily attributable to the acquisitions completed in the fourth quarter of 2020.

Occupancy
Occupancy expense totaled $7.4 million for the second quarter of 2021 compared to $6.5 million for the second quarter of 2020, which was an increase of $897,000 or 14%. Occupancy expense totaled $15.3 million and $13.0 million for the six months ended June 30, 2021 and 2020, respectively, which was an increase of $2.3 million or 18%. The increase for the three and six month periods was a result of acquisitions completed in the fourth quarter of 2020.

Professional Fees
Professional fees increased $2.6 million or 19% to $16.2 million for the second quarter of 2021 compared to $13.7 million for the same period of 2020. For the six months ended June 30, 2021 and 2020, professional fees totaled $29.7 million and $26.1 million, respectively, which was an increase of $3.6 million or 14%. The increase for the three and six month periods were primarily attributable to recent acquisitions. The increase was also driven by several technology and automation improvement projects that require utilization of specialized resources, including the customer service call center.

Advertising
Advertising expense totaled $1.6 million for the quarter ended June 30, 2021 compared to $995,000 for the same quarter in 2020, which was an increase of $654,000 or 66%. Advertising expense for six months ended June 30, 2021 totaled $3.1 million compared to $3.2 million for the same period of 2020, which was a decrease of $82,000 or 3%. In 2020, HTLF adjusted its advertising strategy and reduced in-person customer events in response to changes in business practices due to the COVID-19 pandemic, some of which has resumed in 2021.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs decreased $463,000 or 69% to $210,000 for the second quarter of 2021 compared to $673,000 for the second quarter of 2020. Acquisition, integration and restructuring costs totaled $3.1 million for the first six months of 2021 compared to $2.0 million for the same period of 2020, which was an increase of $1.1 million or 53%. HTLF completed the AimBank conversion in February 2021.
Other noninterest expenses
Other noninterest expenses totaled $12.7 million for the second quarter of 2021 compared to $11.1 million for the second quarter of 2020, which was an increase of $1.6 million or 14%. For the six months ended June 30, 2021, other noninterest expenses totaled $24.3 million compared to $22.8 million for the same period of 2020, which was an increase of $1.4 million or 6%. The increase for the three and six month periods was primarily attributable to the acquisitions completed in the fourth quarter of 2020.

Efficiency Ratio

One of HTLF's top priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing to below 57%. During the second quarter of 2021, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased by 136 basis points to 57.11% in comparison with 55.75% for the quarter ended June 30, 2020. For the six months ended June 30, 2021, the efficiency ratio on a fully tax-equivalent basis, (non-GAAP) was 56.86% compared to 58.64% for the same period of 2020, which was an improvement of 178 basis points.

Management continues to pursue opportunities to reduce expenses through the centralization and adoption of cost-efficient technologies. HTLF anticipates reducing branch locations by approximately 10%, which could lower the efficiency ratio in future quarters. Additionally, systems conversions of newly acquired entities are completed as soon as possible after the closing of the transaction to optimize cost savings.

Income Taxes

The effective tax rate was 21.11% for the second quarter of 2021 compared to 19.75% for the second quarter of 2020. The following items impacted the second quarter 2021 and 2020 tax calculations:
•Solar energy tax credits of $1.3 million compared to $798,000.
•Federal low-income housing tax credits of $135,000 compared to $195,000.
•New markets tax credits of $75,000 in each quarterly calculation.
•Historic rehabilitation tax credits of $123,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 8.49% compared to 14.19%.
•Tax benefit of $150,000 compared to tax expense of $66,000 resulting from the vesting of restricted stock unit awards.

The effective tax rate was 21.76% for the first six months of 2021 compared to 20.99% for the first six months of 2020. The following items impacted HTLF's tax calculation for the first six months of 2021 and 2020:
•Solar energy tax credits of $1.4 million compared to $874,000.

•Federal low-income housing tax credits of $269,000 compared to $390,000.
•New markets tax credits of $150,000 for each six-month period.
•Historic rehabilitation tax credits of $123,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 9.06% compared to 15.09%.
•Tax benefit of $303,000 compared to tax expense of $91,000 resulting from the vesting of restricted stock unit awards.

FINANCIAL CONDITION

Total assets were $18.37 billion at June 30, 2021, an increase of $462.7 million or 3% since December 31, 2020. Securities represented 37% and 35% of total assets at June 30, 2021, and December 31, 2020, respectively.

LENDING ACTIVITIES

HTLF's board of directors establishes an acceptable level of credit risk appetite, and the subsidiary banks have certain lending policies and procedures in place that are designed to provide for a level of credit risk commensurate within the defined risk parameters. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans.

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

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $473.9 million of PPP II loans. At June 30, 2021, total PPP I loans outstanding totaled $374.2 million, which was net of $4.5 million of unamortized deferred fees. Total PPP II loans outstanding at June 30, 2021 was $455.0 million, which was net of $18.9 million of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes and the Federal Reserve has made available a liquidity facility to facilitate funding of PPP loans held by banks. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. The acquisition of First Bank & Trust in Lubbock, Texas, in 2018 included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in many of HTLF's markets. First Bank & Trust services the conventional mortgage loans it sells into the secondary market.

Consumer lending includes home equity lines and term loans, motor vehicle, home improvement and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Total loans held to maturity were $10.01 billion at June 30, 2021, and $10.02 billion at December 31, 2020, a decrease of $11.0 million or less than 1%. Excluding PPP loans, total loans held to maturity increased $117.6 million or 1.30% since year-end 2020.

The following table shows the changes in loan balances by loan category since December 31, 2020, in thousands:

	June 30, 2021	December 31, 2020	Change	% Change
Commercial and industrial	$2,518,908	$2,534,799	$(15,891)	(1)%
PPP	829,175	957,785	(128,610)	(13)%
Owner occupied commercial real estate	1,940,134	1,776,406	163,728	9
Non-owner occupied commercial real estate	1,987,369	1,921,481	65,888	3
Real estate construction	854,295	863,220	(8,925)	(1)
Agricultural and agricultural real estate	679,608	714,526	(34,918)	(5)
Residential mortgage	800,884	840,442	(39,558)	(5)
Consumer	401,641	414,392	(12,751)	(3)
Total loans held to maturity	$10,012,014	$10,023,051	$(11,037)	—%

Notable changes in the loan portfolio include:
•PPP loans decreased $128.6 million or 13% to $829.2 million at June 30, 2021 compared to $957.8 million at year-end 2020. PPP I loans decreased $583.6 million during the first six months of 2021 due to forgiveness payments from the SBA. PPP II loans outstanding at June 30, 2021, totaled $455.0 million, which is exclusive of $18.9 million of deferred fees.
•Owner occupied commercial real estate loans increased $163.7 million or 9% to $1.94 billion at June 30, 2021 compared to $1.78 billion at year-end 2020, which included an increase of $70.2 million in government guaranteed loans.

The table below presents the composition of the loan portfolio as of June 30, 2021, and December 31, 2020, in thousands:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,518,908	25.16%	$2,534,799	25.29%
PPP	829,175	8.28	957,785	9.56
Owner occupied commercial real estate	1,940,134	19.38	1,776,406	17.72
Non-owner occupied commercial real estate	1,987,369	19.85	1,921,481	19.17
Real estate construction	854,295	8.53	863,220	8.61
Agricultural and agricultural real estate	679,608	6.79	714,526	7.13
Residential mortgage	800,884	8.00	840,442	8.39
Consumer	401,641	4.01	414,392	4.13
Gross loans receivable held to maturity	10,012,014	100.00%	10,023,051	100.00%
Allowance for credit losses-loans	(120,726)		(131,606)
Loans receivable, net	$9,891,288		$9,891,445

The following table shows the total loans exposure as of June 30, 2021 and December 31, 2020, to customer segment profiles that HTLF believes have been and could continue to be more heavily impact by COVID-19, dollars in thousands:

	As of June 30, 2021		As of December 31, 2020
Industry	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$523,943	3.89%	$539,434	4.38%
Retail trade	389,525	2.90	465,980	3.78
Retail properties	398,845	2.97	422,794	3.43
Restaurants and bars	241,654	1.80	266,053	2.16
Total	$1,553,967	11.56%	$1,694,261	13.75%

(1) Total loans outstanding and unfunded commitments excluding PPP loans

While HTLF has seen overall improvement in customers' financial position since the onset of the COVID-19 pandemic, further economic disruption resulting from COVID-19 and its variants could make it difficult for some customers to repay the principal and interest on their loans. As of June 30, 2021, of the approximately $1.09 billion of loans modified under COVID-19 relief programs, $1.00 billion of loans have returned to full payment status and $81.2 million of loans remain in the original deferral status. Additional loan modifications have been made on approximately $11.7 million of loans in the portfolio, which are primarily interest-only payment modifications.

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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $134.7 million at June 30, 2021, which was 1.35% of loans as of June 30, 2021, compared to $146.9 million or 1.47% of loans at December 31, 2020. The following table shows, in thousands, the components of the allowance for lending related credit losses as of June 30, 2021, and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$99,170	73.61%	$102,398	69.71%
Qualitative	25,798	19.15	29,101	19.81
Economic Forecast	9,760	7.24	15,387	10.48
Total	$134,728	100.00%	$146,886	100.00%

Quantitative Allowance
The quantitative allowance decreased $3.2 million to $99.2 million or 74% of the total allowance for lending related credit losses at June 30, 2021, compared to $102.4 million or 70% of the total allowance at December 31, 2020. Positively impacting the quantitative allowance was a reduction of $44.2 million in nonpass loans and an increase of $165.8 million in government guaranteed loans, for which no provision expense is required, since year-end 2020. Included in the quantitative allowance for June 30, 2021, and December 31, 2020, were specific reserves of $11.4 million and $9.4 million, respectively.

Qualitative Allowance
The qualitative allowance totaled $25.8 million or 19% of the total allowance for lending related credit losses at June 30, 2021, compared to $29.1 million or 20% at December 31, 2020. Management assesses several risk factors in the qualitative calculation, and in making its assessment at June 30, 2021, decreased the level of qualitative adjustment based on improving market conditions and credit quality trends.

Economic Forecasting
The economic forecast allowance was $9.8 million or 7% of the total allowance for lending related credit losses at June 30, 2021, compared to $15.4 million or 10% of the total allowance for lending related credit losses at December 31, 2020. HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in the methodology. At June 30, 2021, Moody's June 7, 2021, baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period.

For the June 30, 2021 calculation, the economic outlook factors used to develop the allowance were upgraded to incorporate a portion of the forecasted economic improvement, but the factors still retain a measured level of caution and uncertainty that management deemed appropriate for lingering economic headwinds, such as COVID-19 variants, supply chain challenges, and workforce shortages, that are yet to be resolved.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and six- months ended June 30, 2021 and 2020, in thousands:

	Three Months Ended June 30,
	2021	2020
Balance at beginning of period	$130,172	$97,350
Provision (benefit) for credit losses	(6,466)	25,007
Recoveries on loans previously charged off	517	1,144
Charge-offs on loans	(3,497)	(3,564)
Balance at end of period	$120,726	$119,937
Allowance for credit losses for loans as a percent of loans	1.21%	1.30%
Annualized ratio of net charge offs to average loans	0.12%	0.11%

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$131,606	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	—	12,071
Adjusted balance at January 1, 2020	131,606	82,466
Provision (benefit) for credit losses	(6,450)	44,872
Recoveries on loans previously charged off	1,193	2,464
Charge-offs on loans	(5,623)	(9,865)
Balance at end of period	$120,726	$119,937

Allowance for credit losses for loans as a percent of loans	1.21%	1.30%
Annualized ratio of net charge offs to average loans	0.09%	0.17%

The allowance for credit losses for loans totaled $120.7 million at June 30, 2021, compared to $131.6 million at December 31, 2020, and $119.9 million at June 30, 2020. The allowance for credit losses for loans at June 30, 2021, was 1.21% of loans compared to 1.31% of loans at December 31, 2020. The following items have impacted the allowance for credit losses for loans for the six months ended June 30, 2021:
•Provision benefit of $6.5 million, which was primarily attributable to improved macroeconomic factors compared to prior periods.
•Net charge offs for the first six months of 2021 totaled $4.4 million compared to $7.4 million for the first six months of 2020, which was a $3.0 million decrease.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Balance at beginning of period	14,619	15,468
Provision (benefit) for credit losses	(617)	1,924
Balance at end of period	$14,002	$17,392

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1, 2020	15,280	13,852
Provision (benefit) for credit losses	(1,278)	3,540
Balance at end of period	$14,002	$17,392

The allowance for unfunded commitments totaled $14.0 million as of June 30, 2021, compared to $15.3 million as of December 31, 2020, and $17.4 million as of June 30, 2020. Unfunded commitments increased $186.1 million to $3.43 billion at June 30, 2021 compared to $3.25 billion at December 31, 2020. Included in the increase of unfunded commitments was $59.8 million of commitments related to 100% government guaranteed lending, for which no provision expense was required.

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

The nonpass loans totaled $1.04 billion or 10.37% of total loans as of June 30, 2021 compared to $1.08 billion or 10.80% of total loans as of December 31, 2020. As of June 30, 2021, and December 31, 2021, the nonpass loans consisted of approximately 56% watch loans and 44% substandard loans. The percent of nonpass loans on nonaccrual status as of June 30, 2021, was 8%.

Included in the nonpass loans at June 30, 2021 were $91.8 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	June 30,		December 31,
	2021	2020	2020	2019
Nonaccrual loans	$85,268	$91,609	$87,386	$76,548
Loans contractually past due 90 days or more	97	1,360	720	4,105
Total nonperforming loans	85,365	92,969	88,106	80,653
Other real estate	6,314	5,539	6,624	6,914
Other repossessed assets	50	29	240	11
Total nonperforming assets	$91,729	$98,537	$94,970	$87,578
Performing troubled debt restructured loans(1)	$2,122	$2,636	$2,370	$3,794
Nonperforming loans to total loans	0.85%	1.01%	0.88%	0.96%
Nonperforming assets to total loans plus repossessed property	0.92	1.06	0.95	1.05
Nonperforming assets to total assets	0.50	0.66	0.53	0.66

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

The schedules below summarize the changes in nonperforming assets during the three and six months ended June 30, 2021, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2021	$91,889	$6,236	$239	$98,364
Loan foreclosures	(585)	583	2	—
Net loan charge-offs	(2,980)	—	—	(2,980)
New nonperforming loans	7,989	—	—	7,989
Reduction of nonperforming loans(1)	(10,948)	—	—	(10,948)
OREO/Repossessed assets sales proceeds	—	(439)	(211)	(650)
OREO/Repossessed assets writedowns, net	—	(66)	20	(46)
June 30, 2021	$85,365	$6,314	$50	$91,729
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2020	$88,106	$6,624	$240	$94,970
Loan foreclosures	(1,404)	1,168	236	—
Net loan charge-offs	(4,430)	—	—	(4,430)
New nonperforming loans	22,925	—	—	22,925
Reduction of nonperforming loans(1)	(19,832)	—	—	(19,832)
OREO/Repossessed assets sales proceeds	—	(1,566)	(293)	(1,859)
OREO/Repossessed assets writedowns, net	—	88	(133)	(45)
June 30, 2021	$85,365	$6,314	$50	$91,729

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $3.2 million or 3% to $91.7 million or 0.50% of total assets at June 30, 2021, compared to $95.0 million or 0.53% of total assets at December 31, 2020. Nonperforming loans were $85.4 million at June 30, 2021, compared to $88.1 million at December 31, 2020, which represented 0.85% and 0.88% of total loans at June 30, 2021, and December 31, 2020, respectively. At June 30, 2021, approximately $49.9 million or 58% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to sixteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $13.3 million at June 30, 2021, compared to $14.6 million at December 31, 2020.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 37% and 35% of total assets at June 30, 2021, and December 31, 2020, respectively. Total securities carried at fair value as of June 30, 2021, were $6.54 billion, an increase of $416.0 million or 7% from $6.13 billion at December 31, 2020.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of June 30, 2021, and December 31, 2020, in thousands:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
U.S. treasuries	$1,016	0.02%	$2,026	0.03%
U.S. agencies	35,371	0.53	166,779	2.65
Obligations of states and political subdivisions	1,957,225	29.19	1,724,066	27.40
Mortgage-backed securities - agency	1,740,675	25.96	1,355,270	21.54
Mortgage-backed securities - non-agency	1,363,292	20.33	1,449,116	23.03
Commercial mortgage-backed securities - agency	125,080	1.87	174,153	2.77
Commercial mortgage-backed securities - non-agency	535,305	7.98	252,767	4.02
Asset-backed securities	846,987	12.63	1,069,266	16.99
Corporate bonds	3,815	0.06	3,742	0.06
Equity securities with a readily determinable fair value	20,651	0.31	19,629	0.31
Other securities	76,809	1.12	75,253	1.20
Total securities	$6,706,226	100.00%	$6,292,067	100.00%

HTLF's securities portfolio had an expected modified duration of 5.37 years as of June 30, 2021, compared to 5.52 years as of December 31, 2020.

At June 30, 2021, HTLF had $76.8 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $15.62 billion as of June 30, 2021, compared to $14.98 billion at December 31, 2020, an increase of $635.2 million or 4%. Growth in non-time deposits during the first six months of 2021 was positively impacted by payments related to federal government stimulus programs and other COVID-19 relief programs.

The following table shows the changes in deposit balances by deposit type since year-end 2020, in thousands:

	June 30, 2021	December 31, 2020	Change	% Change
Demand deposits	$6,299,289	$5,688,810	$610,479	11%
Savings deposits	8,189,223	8,019,704	169,519	2
Time deposits	1,126,606	1,271,391	(144,785)	(11)
Total	$15,615,118	$14,979,905	$635,213	4%

The table below presents the composition of deposits by category as of June 30, 2021, and December 31, 2020, in thousands:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Demand	$6,299,289	40.35%	$5,688,810	37.98%
Savings	8,189,223	52.44	8,019,704	53.54
Time	1,126,606	7.21	1,271,391	8.48
Total	$15,615,118	100.00%	$14,979,905	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2021, and December 31, 2020, in thousands:

	June 30, 2021	December 31, 2020	Change	% Change
Securities sold under agreement to repurchase	$106,053	$118,293	$(12,240)	(10)%
Federal funds purchased	2,900	2,100	800	38
Advances from the federal discount window	30,000	35,000	(5,000)	(14)%
Other short-term borrowings	13,610	12,479	1,131	9
Total	$152,563	$167,872	$(15,309)	(9)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings was $152.6 million at June 30, 2021, compared to $167.9 million at year-end 2020, a decrease of $15.3 million or 9%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $106.1 million at June 30, 2021, compared to $118.3 million at December 31, 2020, a decrease of $12.2 million or 10%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2021. This revolving credit line agreement, which has $75.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first six months of 2021, and the outstanding balance was $0 at both June 30, 2021, and December 31, 2020.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2021, and December 31, 2020, in thousands:

	June 30, 2021	December 31, 2020	Change	% Change
Advances from the FHLB	$958	$1,018	$(60)	(6)%
Trust preferred securities	146,812	146,323	489	—
Note payable to unaffiliated bank	21,250	44,417	(23,167)	(52)
Contracts payable for purchase of real estate and other assets	1,779	1,983	(204)	(10)
Subordinated notes	74,500	74,429	71	—
Paycheck Protection Program Liquidity Fund	25,945	188,872	(162,927)	(86)
Total	$271,244	$457,042	$(185,798)	(41)%

As of June 30, 2021, the amount of other borrowings was $271.2 million, a decrease of $185.8 million or 41% since year-end 2020.

Each of HTLF's subsidiary banks had been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"). As of June 30, 2021, $25.9 million was outstanding, which was a decrease of $162.9 million or 86% from $188.9 million outstanding as of December 31, 2020. The PPPLF program ended on July 31, 2021, and the remainder of the advances outstanding at June 30, 2021 were repaid in July 2021.
HTLF has a non-revolving credit facility with an unaffiliated bank, and at June 30, 2021, $21.3 million was outstanding on this non-revolving credit line compared to $44.4 million outstanding at December 31, 2020. The decrease in this non-revolving credit line was primarily attributable to a paydown of $20.3 million in conjunction with the renewal of the credit line in the second quarter of 2021. At June 30, 2021, $3.5 million of borrowing capacity was available on this non-revolving credit facility, of which no balance was drawn.

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of June 30, 2021, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/2021(1)		Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	2.88%		03/17/2034	09/17/2021
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.51		04/07/2036	10/07/2021
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.60	(2)	09/15/2037	09/15/2021
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.61	(3)	09/01/2037	09/01/2021
Morrill Statutory Trust I	9,229	12/19/2002	3.25% over LIBOR	3.40		12/26/2032	09/26/2021
Morrill Statutory Trust II	8,920	12/17/2003	2.85% over LIBOR	2.98		12/17/2033	09/17/2021
Sheboygan Statutory Trust I	6,659	09/17/2003	2.95% over LIBOR	3.08		09/17/2033	09/17/2021
CBNM Capital Trust I	4,483	09/10/2004	3.25% over LIBOR	3.37		12/15/2034	09/15/2021
Citywide Capital Trust III	6,522	12/19/2003	2.80% over LIBOR	2.99		12/19/2033	10/23/2021
Citywide Capital Trust IV	4,382	09/30/2004	2.20% over LIBOR	2.35		09/30/2034	08/23/2021
Citywide Capital Trust V	12,086	05/31/2006	1.54% over LIBOR	1.66		07/25/2036	09/15/2021
OCGI Statutory Trust III	3,008	06/27/2002	3.65% over LIBOR	3.83		09/30/2032	09/30/2021
OCGI Capital Trust IV	5,427	09/23/2004	2.50% over LIBOR	2.62		12/15/2034	09/15/2021
BVBC Capital Trust II	7,258	04/10/2003	3.25% over LIBOR	3.43		04/24/2033	10/24/2021
BVBC Capital Trust III	9,315	07/29/2005	1.60% over LIBOR	1.75		09/30/2035	09/30/2021
Total trust preferred costs	146,879
Less: deferred issuance costs	(67)
	$146,812

(1) Effective weighted average interest rate as of June 30, 2021, was 3.07% due to interest rate swap transactions on the variable rate securities as discussed in Note 7 to the consolidated financial statements included herein.

(2) Effective interest rate as of June 30, 2021, was 3.87% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.
(3) Effective interest rate as of June 30, 2021, was 3.83% due to an interest rate swap transaction as discussed in Note 7 to the consolidated financial statements included herein.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2021	15.04%	12.36%	11.45%	8.50%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,146,479	$12,146,479	$12,146,479	N/A
Average assets	N/A	N/A	N/A	$17,649,785

December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average assets	N/A	N/A	N/A	$15,531,884

At June 30, 2021, and December 31, 2020, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $752.7 million and $736.5 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $509.8 million and $500.9 million at June 30, 2021, and December 31, 2020, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

On June 26, 2020, HTLF issued and sold 4.6 million depositary shares, each representing a 1/400th interest in a share of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E. The depositary shares are listed on The Nasdaq Global Select Market under the symbol "HTLFP." If declared, dividends are paid quarterly in arrears at a rate of 7.00% per annum beginning on October 15, 2020. For the dividend period beginning on the first reset date of July 15, 2025, and for dividend periods beginning every fifth anniversary thereafter, each a reset date, the rate per annum will be reset based on a recent five-year treasury rate plus 6.675%. The earliest redemption date for the preferred shares is July 15, 2025. Dividends payable on common shares are subject to quarterly dividends payable on these outstanding preferred shares at the applicable dividend rate.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2021, and December 31, 2020, commitments to extend credit aggregated $3.87 billion and $3.26 billion, respectively. Standby letters of credit aggregated $63.9 million at June 30, 2021, and $73.2 million at December 31, 2020.

At June 30, 2021, and December 31, 2020, HTLF's banks had $873.2 million and $607.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2020. On July 1, 2021, HTLF and Fiserv Solutions, LLC executed a master agreement that replaced an existing license and service agreement between HTLF and Fiserv Solutions, LLC. The agreement is filed as an exhibit to this Quarterly Report on Form 10-Q. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

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

At June 30, 2021, HTLF had $449.1 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $6.54 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of June 30, 2021, short-term borrowings outstanding totaled $152.6 million.

As of June 30, 2021, HTLF had $271.2 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At June 30, 2021, HTLF had $1.51 billion of borrowing capacity under these programs. Additionally, at June 30, 2021, HTLF had $1.15 billion of borrowing capacity at the Federal Reserve Banks' discount window.

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

At June 30, 2021, the parent company had cash of $108.3 million. Additionally, HTLF has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2021. The revolving credit agreement has $75.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2021. At June 30, 2021, $3.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which HTLF complied with as of June 30, 2021.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2021, and June 30, 2020, provided the following results, in thousands:

	2021		2020
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$500,955	(1.95)%	$440,176	(0.92)%
Base	510,916	—	444,243	—
Up 200 Basis Points	534,488	4.61	468,051	5.36
Year 2
Down 100 Basis Points	$462,500	(9.48)%	$427,344	(3.80)%
Base	492,979	(3.51)	442,038	(0.50)
Up 200 Basis Points	555,444	8.72	508,018	14.36
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
•During the three months ended June 30, 2021, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2021, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $102.5 million as of June 30, 2021, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan

10.2	(2)(3)	Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated July 1, 2021, and Amendment 1 to Agreement dated as of July 1, 2021.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) Management contracts or compensatory plans or arrangements
(2) Filed or furnished herewith
(3) Portions of the contract have been omitted pursuant to SEC confidential treatment under 17 C.F.R. Section 229.601(b)(10)(iv)

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

Dated: August 5, 2021