Form 10-Q
period 2021-09-30
HEARTLAND FINANCIAL USA INC
filed 2021-11-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2021, the Registrant had outstanding 42,251,798 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Cash and due from banks	$192,247	$219,243
Interest bearing deposits with other banks and other short-term investments	135,158	118,660
Cash and cash equivalents	327,405	337,903
Time deposits in other financial institutions	3,138	3,129
Securities:
Carried at fair value (cost of $7,416,143 at September 30, 2021, and $6,024,225 at December 31, 2020)	7,449,936	6,127,975
Held to maturity, net of allowance for credit losses of $0 at September 30, 2021, and $51 at December 31, 2020 (fair value of $95,010 at September 30, 2021, and $100,041 at December 31, 2020)	85,354	88,839
Other investments, at cost	83,332	75,253
Loans held for sale	37,078	57,949
Loans receivable:
Held to maturity	9,854,907	10,023,051
Allowance for credit losses	(117,533)	(131,606)
Loans receivable, net	9,737,374	9,891,445
Premises, furniture and equipment, net	219,297	219,595
Premises, furniture and equipment held for sale	2,699	6,499
Other real estate, net	4,744	6,624
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	35,157	42,383
Servicing rights, net	6,351	6,052
Cash surrender value on life insurance	190,576	187,664
Other assets	237,779	281,024
TOTAL ASSETS	$18,996,225	$17,908,339
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,537,722	$5,688,810
Savings	8,416,204	8,019,704
Time	1,068,317	1,271,391
Total deposits	16,022,243	14,979,905
Short-term borrowings	265,620	167,872
Other borrowings	371,765	457,042
Accrued expenses and other liabilities	164,345	224,289
TOTAL LIABILITIES	16,823,973	15,829,108
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both September 30, 2021, and December 31, 2020; none issued or outstanding at both September 30, 2021, and December 31, 2020)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both September 30, 2021, and December 31, 2020)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2021 and December 31, 2020; none issued or outstanding at both September 30, 2021 and December 31, 2020)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2021, and December 31, 2020; none issued or outstanding at both September 30, 2021, and December 31, 2020)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both September 30, 2021, and December 31, 2020; none issued or outstanding at both September 30, 2021, and December 31, 2020)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both September 30, 2021, and December 31, 2020; 11,500 shares issued and outstanding at both September 30, 2021 and December 31, 2020)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both September 30, 2021, and December 31, 2020; issued 42,250,092 shares at September 30, 2021, and 42,093,862 shares at December 31, 2020)	42,250	42,094
Capital surplus	1,068,913	1,062,083
Retained earnings	926,834	791,630
Accumulated other comprehensive income	23,550	72,719
TOTAL STOCKHOLDERS' EQUITY	2,172,252	2,079,231
TOTAL LIABILITIES AND EQUITY	$18,996,225	$17,908,339

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$112,062	$102,657	$336,416	$316,076
Interest on securities:
Taxable	32,384	25,016	94,373	70,109
Nontaxable	4,609	3,222	13,673	8,749
Interest on federal funds sold	—	—	1	—
Interest on interest bearing deposits in other financial institutions	132	72	258	847
TOTAL INTEREST INCOME	149,187	130,967	444,721	395,781
INTEREST EXPENSE:
Interest on deposits	3,444	4,962	11,629	25,678
Interest on short-term borrowings	98	78	348	435
Interest on other borrowings (includes $543 and $595 of interest benefit related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and 2020, respectively, and $1,601 and $1,195 of interest benefit related to derivatives reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020, respectively)	3,102	3,430	9,378	10,514
TOTAL INTEREST EXPENSE	6,644	8,470	21,355	36,627
NET INTEREST INCOME	142,543	122,497	423,366	359,154
Provision (benefit) for credit losses	(4,534)	1,678	(12,262)	49,994
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	147,077	120,819	435,628	309,160
NONINTEREST INCOME:
Service charges and fees	15,551	11,749	44,354	34,742
Loan servicing income	784	638	2,495	1,980
Trust fees	6,221	5,357	18,037	15,356
Brokerage and insurance commissions	866	649	2,584	1,977
Securities gains, net (includes $1,535 and $1,099 of net security gains reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and 2020, respectively, and $4,347 and $4,763 of net security gains reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020, respectively)	1,535	1,300	4,347	4,964
Unrealized gain on equity securities, net	112	155	85	604
Net gains on sale of loans held for sale	5,281	8,894	16,454	21,411
Valuation adjustment on servicing rights	195	(120)	586	(1,676)
Income on bank owned life insurance	940	868	2,706	2,533
Other noninterest income	1,239	1,726	4,557	5,779
TOTAL NONINTEREST INCOME	32,724	31,216	96,205	87,670
NONINTEREST EXPENSES:
Salaries and employee benefits	60,689	50,978	177,083	151,053
Occupancy	7,366	6,732	22,683	19,705
Furniture and equipment	3,365	2,500	9,959	8,601
Professional fees	17,242	12,802	46,969	38,951
Advertising	1,921	928	5,039	4,128
Core deposit and customer relationship intangibles amortization	2,295	2,492	7,226	8,169
Other real estate and loan collection expenses	78	335	627	872
(Gain)/loss on sales/valuations of assets, net	(3)	1,763	374	2,480
Acquisition, integration and restructuring costs	204	1,146	3,342	3,195
Partnership investment in tax credit projects	2,374	927	3,754	1,902
Other noninterest expenses	15,096	9,793	39,370	32,638
TOTAL NONINTEREST EXPENSES	110,627	90,396	316,426	271,694
INCOME BEFORE INCOME TAXES	69,174	61,639	215,407	125,136
Income taxes (includes $524 and $429 of income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2021 and 2020, respectively, and $1,501 and $1,509 of income tax expense reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2021 and 2020, respectively)	13,250	13,681	45,064	27,007
NET INCOME	55,924	47,958	170,343	98,129
Preferred dividends	(2,013)	(2,437)	(6,038)	(2,437)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$53,911	$45,521	$164,305	$95,692
EARNINGS PER COMMON SHARE - BASIC	$1.27	$1.23	$3.89	$2.59
EARNINGS PER COMMON SHARE - DILUTED	$1.27	$1.23	$3.88	$2.59
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.20	$0.69	$0.60
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$55,924	$47,958	$170,343	$98,129
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain/(loss) on securities	(44,968)	31,340	(65,613)	84,564
Reclassification adjustment for net gains realized in net income	(1,535)	(1,099)	(4,347)	(4,763)
Income tax (expense)/benefit	12,181	(7,845)	18,264	(20,777)
Other comprehensive gain/(loss) on securities	(34,322)	22,396	(51,696)	59,024
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain/(loss) on derivatives	2,220	1,199	4,853	(2,164)
Reclassification adjustment for net gains on derivatives realized in net income	(543)	(601)	(1,601)	(1,214)
Income tax (expense)/benefit	(392)	(126)	(725)	706
Other comprehensive income (loss) on cash flow hedges	1,285	472	2,527	(2,672)
Other comprehensive income (loss)	(33,037)	22,868	(49,169)	56,352
TOTAL COMPREHENSIVE INCOME	$22,887	$70,826	$121,174	$154,481

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,343	$98,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,342	20,726
Provision (benefit) for credit losses	(12,262)	49,994
Net amortization of premium on securities	30,975	9,925
Securities gains, net	(4,347)	(4,964)
Unrealized gain on equity securities, net	(85)	(604)
Stock based compensation	6,732	5,551
Loans originated for sale	(364,808)	(461,723)
Proceeds on sales of loans held for sale	401,078	443,913
Net gains on sale of loans held for sale	(15,399)	(21,411)
(Increase) decrease in accrued interest receivable	353	(7,955)
Decrease in prepaid expenses	318	408
Decrease in accrued interest payable	(271)	(1,461)
Capitalization of servicing rights	(1,055)	(2,633)
Valuation adjustment on servicing rights	(586)	1,676
Loss on sales/valuations of assets, net	1,970	2,480
Net excess tax benefit (expense) from stock based compensation	304	(93)
Other, net	(751)	(48,914)
NET CASH PROVIDED BY OPERATING ACTIVITIES	232,851	83,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(9)	(8)
Proceeds from the sale of securities available for sale	799,588	818,022
Proceeds from the sale of securities held to maturity	—	1,056
Proceeds from the maturity of and principal paydowns on securities available for sale	722,512	400,565
Proceeds from the maturity of and principal paydowns on securities held to maturity	4,634	3,235
Proceeds from the maturity of time deposits in other financial institutions	—	593
Proceeds from the sale, maturity of and principal paydowns on other investments	2,843	6,297
Purchase of securities available for sale	(2,941,662)	(2,777,981)
Purchase of other investments	(10,922)	(10,916)
Net (increase) decrease in loans	150,876	(746,723)
Purchase of bank owned life insurance policies	(196)	(208)
Proceeds from bank owned life insurance policies	—	606
Capital expenditures	(15,705)	(13,178)
Proceeds from the sale of equipment	7,332	3,339
Net cash expended in divestitures	(15,682)	—
Proceeds on sale of OREO and other repossessed assets	5,032	2,559
NET CASH USED BY INVESTING ACTIVITIES	$(1,291,359)	$(2,312,742)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	$855,996	$1,478,704
Net increase in savings deposits	411,864	434,726
Net decrease in time deposit accounts	(198,024)	(190,651)
Net increase in short-term borrowings	97,748	205,277
Proceeds from short term advances	51,700	541,545
Repayments of short term advances	(51,700)	(622,742)
Proceeds from other borrowings	147,614	254,833
Repayments of other borrowings	(233,765)	(7,399)
Net proceeds from the issuance of preferred stock	—	110,705
Proceeds from issuance of common stock	1,716	2,150
Dividends paid	(35,139)	(24,529)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,048,010	2,182,619
Net decrease in cash and cash equivalents	(10,498)	(47,079)
Cash and cash equivalents at beginning of year	337,903	378,734
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$327,405	$331,655
Supplemental disclosures:
Cash paid for income/franchise taxes	$42,425	$26,701
Cash paid for interest	21,632	38,088
Loans transferred to OREO	2,713	1,706
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	1,564	—
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	396	450
Dividends declared, not paid	2,013	—
Purchases of securities available for sale, accrued, not settled	—	4,792
Transfer of available for sale securities to held to maturity securities	—	462
Purchases of loans held to maturity accrued, not settled	—	9,600

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2020	$110,705	$36,845	$844,202	$723,067	$32,558	$1,747,377
Comprehensive income				47,958	22,868	70,826
Cash dividends declared:
Preferred, $211.94 per share				(2,437)		(2,437)
Common, $0.20 per share				(7,377)		(7,377)
Issuance of 40,646 shares of common stock		40	1,182			1,222
Stock based compensation			1,993			1,993
Balance at September 30, 2020	$110,705	$36,885	$847,377	$761,211	$55,426	$1,811,604

Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income				98,129	56,352	154,481
Cash dividends declared:
Preferred, $211.94 per share				(2,437)		(2,437)
Common, $0.60 per share				(22,092)		(22,092)
Issuance of 11,500 shares of Series E Preferred Stock	110,705					110,705
Issuance of 181,112 shares of common stock		181	1,969			2,150
Stock based compensation			5,551			5,551
Balance at September 30, 2020	$110,705	$36,885	$847,377	$761,211	$55,426	$1,811,604

Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786
Comprehensive income (loss)				55,924	(33,037)	22,887
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.25 per share				(10,561)		(10,561)
Issuance of 4,640 shares of common stock		5	192			197
Stock based compensation			1,956			1,956
Balance at September 30, 2021	$110,705	$42,250	$1,068,913	$926,834	$23,550	$2,172,252

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				170,343	(49,169)	121,174
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.69 per share				(29,101)		(29,101)
Issuance of 156,230 shares of common stock		156	98			254
Stock based compensation			6,732			6,732
Balance at September 30, 2021	$110,705	$42,250	$1,068,913	$926,834	$23,550	$2,172,252

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2020, included in the Annual Report on Form 10-K of Heartland Financial USA, Inc. ("HTLF") filed with the Securities and Exchange Commission ("SEC") on February 25, 2021. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2021, are not necessarily indicative of the results expected for the year ending December 31, 2021.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine-months ended September 30, 2021, and 2020, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended September 30,
	2021	2020
Net income	$55,924	$47,958
Preferred dividends	(2,013)	(2,437)
Net income available to common stockholders	$53,911	$45,521

Weighted average common shares outstanding for basic earnings per share	42,303	36,941
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	113	54
Weighted average common shares for diluted earnings per share	42,416	36,995
Earnings per common share — basic	$1.27	$1.23
Earnings per common share — diluted	$1.27	$1.23
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	3	41

	Nine Months Ended September 30,
	2021	2020
Net income	$170,343	$98,129
Preferred dividends	(6,038)	(2,437)
Net income available to stockholders	$164,305	$95,692

Weighted average common shares outstanding for basic earnings per share	42,241	36,882
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	140	74
Weighted average common shares for diluted earnings per share	42,381	36,956
Earnings per common share — basic	$3.89	$2.59
Earnings per common share — diluted	$3.88	$2.59
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	1	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF has a formal working group that is responsible for the planning, assessment and execution of the transition from LIBOR as an interest rate benchmark to term SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and securities and derivative instruments in place that reference LIBOR-based rates. HTLF’s transition plan provides for the cessation in new contracts of the use of LIBOR as a reference rate no later than December 31, 2021. Management will continue to assess HTLF preparedness and risk management through oversight and internal reporting on the progress of the transition plan.

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

NOTE 3: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
U.S. treasuries	$997	$16	$—	$1,013
U.S. agencies	35,453	208	(628)	35,033
Obligations of states and political subdivisions	1,790,972	53,601	(21,108)	1,823,465
Mortgage-backed securities - agency	2,387,792	17,104	(33,632)	2,371,264
Mortgage-backed securities - non-agency	1,619,636	9,760	(1,493)	1,627,903
Commercial mortgage-backed securities - agency	128,609	2,021	(2,769)	127,861
Commercial mortgage-backed securities - non-agency	560,445	1,612	(390)	561,667
Asset-backed securities	868,215	10,570	(1,139)	877,646
Corporate bonds	3,234	63	(3)	3,294
Total debt securities	7,395,353	94,955	(61,162)	7,429,146
Equity securities with a readily determinable fair value	20,790	—	—	20,790
Total	$7,416,143	$94,955	$(61,162)	$7,449,936
December 31, 2020
U.S. treasuries	$1,995	$31	$—	$2,026
U.S. agencies	167,048	657	(926)	166,779
Obligations of states and political subdivisions	1,562,631	75,555	(2,959)	1,635,227
Mortgage-backed securities - agency	1,351,964	16,029	(12,723)	1,355,270
Mortgage-backed securities - non-agency	1,428,068	22,688	(1,640)	1,449,116
Commercial mortgage-backed securities - agency	171,451	3,440	(738)	174,153
Commercial mortgage-backed securities - non-agency	253,421	37	(691)	252,767
Asset-backed securities	1,064,255	9,421	(4,410)	1,069,266
Corporate bonds	3,763	8	(29)	3,742
Total debt securities	6,004,596	127,866	(24,116)	6,108,346
Equity securities with a readily determinable fair value	19,629	—	—	19,629
Total	$6,024,225	$127,866	$(24,116)	$6,127,975

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2021
Obligations of states and political subdivisions	$85,354	$9,656	$—	$95,010	$—
Total	$85,354	$9,656	$—	$95,010	$—
December 31, 2020
Obligations of states and political subdivisions	$88,890	$11,151	$—	$100,041	$(51)
Total	$88,890	$11,151	$—	$100,041	$(51)

As of September 30, 2021, and December 31, 2020, HTLF had $25.3 million and $20.8 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$12,487	$12,527
Due in 1 to 5 years	19,354	20,278
Due in 5 to 10 years	238,253	241,971
Due after 10 years	1,560,562	1,588,029
Total debt securities	1,830,656	1,862,805
Mortgage and asset-backed securities	5,564,697	5,566,341
Equity securities with a readily determinable fair value	20,790	20,790
Total investment securities	$7,416,143	$7,449,936

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2021, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,547	$2,553
Due in 1 to 5 years	42,225	44,163
Due in 5 to 10 years	34,046	39,188
Due after 10 years	6,536	9,106
Total debt securities	85,354	95,010

As of September 30, 2021, and December 31, 2020, securities with a carrying value of $1.88 billion and $2.12 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and nine months ended September 30, 2021 and 2020, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$169,108	$306,383	$799,588	$818,022
Gross security gains	1,591	1,825	5,880	8,687
Gross security losses	56	726	1,533	3,924

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of September 30, 2021, and December 31, 2020. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2020, and December 31, 2019, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2021
U.S. agencies	$18,861	$(628)	1	$—	$—	—	$18,861	$(628)	1
Obligations of states and political subdivisions	740,885	(18,939)	131	47,453	(2,169)	13	788,338	(21,108)	144
Mortgage-backed securities - agency	1,413,527	(21,898)	58	336,528	(11,734)	15	1,750,055	(33,632)	73
Mortgage-backed securities - non-agency	468,119	(1,241)	12	48,728	(252)	5	516,847	(1,493)	17
Commercial mortgage-backed securities - agency	80,595	(2,769)	14	—	—	—	80,595	(2,769)	14
Commercial mortgage-backed securities - non-agency	76,559	(218)	1	14,944	(172)	2	91,503	(390)	3
Asset-backed securities	127,455	(943)	10	21,692	(196)	8	149,147	(1,139)	18
Corporate bonds	497	(3)	1	—	—	—	497	(3)	1
Total temporarily impaired securities	$2,926,498	$(46,639)	228	$469,345	$(14,523)	43	$3,395,843	$(61,162)	271
December 31, 2020
U.S. agencies	$2,981	$(8)	5	$99,922	$(918)	72	$102,903	$(926)	77
Obligations of states and political subdivisions	346,598	(2,959)	49	—	—	—	346,598	(2,959)	49
Mortgage-backed securities - agency	653,793	(12,342)	35	31,012	(381)	3	684,805	(12,723)	38
Mortgage-backed securities - non-agency	378,843	(1,639)	17	1,622	(1)	1	380,465	(1,640)	18
Commercial mortgage-backed securities - agency	46,541	(738)	6	—	—	—	46,541	(738)	6
Commercial mortgage-backed securities - non-agency	100,042	(15)	2	35,428	(676)	3	135,470	(691)	5
Asset-backed securities	141,824	(643)	9	340,452	(3,767)	24	482,276	(4,410)	33
Corporate bonds	1,908	(29)	4	—	—	—	1,908	(29)	4
Total temporarily impaired securities	$1,672,530	$(18,373)	127	$508,436	$(5,743)	103	$2,180,966	$(24,116)	230

HTLF had no securities held to maturity with unrealized losses at September 30, 2021, or December 31, 2020.

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

The remaining unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2021 and 2020.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2021 and 2020.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following tables present, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Beginning balance	$51	$62
Provision (benefit) for credit losses	(51)	(1)
Balance at period end	$—	$61

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$51	$—
Impact of ASU 2016-13 adoption on January 1,	—	158
Adjusted balance at January 1,	51	158
Provision (benefit) for credit losses	(51)	(97)
Balance at period end	$—	$61

Based on HTLF's credit loss model applicable to held to maturity debt securities, no allowance for credit losses was required at September 30, 2021 compared to $51,000 at December 31, 2020.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of September 30, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

	September 30, 2021	December 31, 2020
Rating
AAA	$3,236	$—
AA, AA+, AA-	61,793	64,385
A+, A, A-	14,933	18,353
BBB	4,914	4,208
Not Rated	478	1,944
Total	$85,354	$88,890

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $21.9 million at September 30, 2021 and $19.5 million at December 31, 2020.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2021, did not consider the investments to be impaired.

NOTE 4: LOANS

Loans as of September 30, 2021, and December 31, 2020, were as follows, in thousands:

	September 30, 2021	December 31, 2020
Loans receivable held to maturity:
Commercial and industrial	$2,538,369	$2,534,799
Paycheck Protection Program ("PPP")	409,247	957,785
Owner occupied commercial real estate	2,135,227	1,776,406
Non-owner occupied commercial real estate	2,020,487	1,921,481
Real estate construction	814,001	863,220
Agricultural and agricultural real estate	684,670	714,526
Residential real estate	840,356	840,442
Consumer	412,550	414,392
Total loans receivable held to maturity	9,854,907	10,023,051
Allowance for credit losses	(117,533)	(131,606)
Loans receivable, net	$9,737,374	$9,891,445

As of September 30, 2021, and December 31, 2020, HTLF had $37.4 million and $42.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheet. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at September 30, 2021, and December 31, 2020, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
September 30, 2021
Commercial and industrial	$4,710	$23,198	$27,908	$15,524	$2,522,845	$2,538,369
PPP	—	—	—	—	409,247	409,247
Owner occupied commercial real estate	110	19,018	19,128	10,166	2,125,061	2,135,227
Non-owner occupied commercial real estate	2,847	19,268	22,115	19,314	2,001,173	2,020,487
Real estate construction	—	23,698	23,698	—	814,001	814,001
Agricultural and agricultural real estate	3,062	3,264	6,326	13,917	670,753	684,670
Residential real estate	—	9,238	9,238	—	840,356	840,356
Consumer	—	9,120	9,120	—	412,550	412,550
Total	$10,729	$106,804	$117,533	$58,921	$9,795,986	$9,854,907

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2020
Commercial and industrial	$4,077	$34,741	$38,818	$16,578	$2,518,221	$2,534,799
PPP	—	—	—	—	957,785	957,785
Owner occupied commercial real estate	111	19,890	20,001	11,174	1,765,232	1,776,406
Non-owner occupied commercial real estate	3,250	17,623	20,873	13,490	1,907,991	1,921,481
Real estate construction	—	20,080	20,080	—	863,220	863,220
Agricultural and agricultural real estate	1,988	5,141	7,129	15,453	699,073	714,526
Residential real estate	—	11,935	11,935	535	839,907	840,442
Consumer	—	12,770	12,770	—	414,392	414,392
Total	$9,426	$122,180	$131,606	$57,230	$9,965,821	$10,023,051

HTLF had $13.2 million of troubled debt restructured loans at September 30, 2021, of which $11.4 million were classified as nonaccrual and $1.8 million were accruing according to the restructured terms. HTLF had $6.2 million of troubled debt restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine- months ended September 30, 2021, and September 30, 2020, dollars in thousands:

	Three Months Ended September 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	1	$20	$20
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	1	9,434	9,434
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$9,454	$9,454

	Nine Months Ended September 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	1	$20	$20
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,850	7,850	1	9,434	9,434
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—

	Nine Months Ended September 30,
	2021			2020
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Residential real estate	—	—	—	2	92	98
Consumer	—	—	—	—	—	—
Total	2	$7,850	$7,850	4	$9,546	$9,552

At September 30, 2021, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan. The tables above do not include any loan modifications made under COVID-19 modification programs.

The following tables show troubled debt restructured loans for which there was a payment default during the three- and nine- months ended September 30, 2021, and September 30, 2020, that had been modified during the twelve-month period prior to default.

With Payment Defaults During the Three Months Ended September 30,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	—	$—

With Payment Defaults During the Nine Months Ended September 30,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	1	236
Consumer	—	—	—	—
Total	—	$—	1	$236

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

The "nonpass" category consists of watch, substandard, doubtful and loss rated loans. The "watch" rating is attached to loans where the borrower exhibits negative trends in financial circumstances due to borrower specific or systemic conditions that, if left uncorrected, threaten the borrower's capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. These credits are closely monitored for improvement or deterioration.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of September 30, 2021, and December 31, 2020.

The following tables show the risk category of loans by loan category and year of origination as of September 30, 2021, and December 31, 2020, in thousands:

As of September 30, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$460,258	$401,606	$239,419	$100,840	$179,241	$343,238	$602,155	$2,326,757
Watch	13,274	14,096	13,982	11,230	6,363	16,657	30,157	105,759
Substandard	14,511	9,315	14,949	8,858	10,880	16,921	30,419	105,853
Commercial and industrial total	$488,043	$425,017	$268,350	$120,928	$196,484	$376,816	$662,731	$2,538,369

PPP
Pass	$297,218	$59,481	$—	$—	$—	$—	$—	$356,699
Watch	19,656	11,210	—	—	—	—	—	30,866
Substandard	19,434	2,248	—	—	—	—	—	21,682
PPP total	$336,308	$72,939	$—	$—	$—	$—	$—	$409,247
Owner occupied commercial real estate
Pass	$679,698	$378,366	$337,572	$207,982	$128,973	$220,013	$29,446	$1,982,050
Watch	2,517	16,981	13,277	18,264	15,618	9,216	1,853	77,726
Substandard	4,490	17,518	13,338	2,866	13,857	21,632	1,750	75,451
Owner occupied commercial real estate total	$686,705	$412,865	$364,187	$229,112	$158,448	$250,861	$33,049	$2,135,227
Non-owner occupied commercial real estate
Pass	$394,782	$316,992	$353,092	$274,618	$166,123	$199,072	$37,518	$1,742,197
Watch	12,832	17,170	48,377	35,098	7,595	35,783	—	156,855
Substandard	18,113	15,291	22,011	2,828	14,848	48,036	308	121,435
Non-owner occupied commercial real estate total	$425,727	$349,453	$423,480	$312,544	$188,566	$282,891	$37,826	$2,020,487
Real estate construction
Pass	$240,048	$282,023	$177,594	$15,228	$8,501	$9,628	$13,269	$746,291
Watch	2,191	876	15,006	47,267	—	—	112	65,452
Substandard	—	50	47	1,992	—	169	—	2,258
Real estate construction total	$242,239	$282,949	$192,647	$64,487	$8,501	$9,797	$13,381	$814,001
Agricultural and agricultural real estate
Pass	$174,014	$114,928	$66,869	$37,763	$24,751	$39,479	$128,684	$586,488

As of September 30, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Watch	5,343	10,435	5,967	3,013	38	3,711	6,840	35,347
Substandard	7,559	6,354	8,570	18,243	3,937	9,826	8,346	62,835
Agricultural and agricultural real estate total	$186,916	$131,717	$81,406	$59,019	$28,726	$53,016	$143,870	$684,670

Residential real estate
Pass	$251,931	$103,529	$58,179	$68,551	$50,817	$244,641	$32,474	$810,122
Watch	1,086	4,650	1,205	1,503	807	5,043	—	14,294
Substandard	4,085	537	496	2,555	1,185	7,082	—	15,940
Residential real estate total	$257,102	$108,716	$59,880	$72,609	$52,809	$256,766	$32,474	$840,356
Consumer
Pass	$57,680	$22,845	$16,732	$10,290	$11,722	$18,442	$265,241	$402,952
Watch	912	196	281	1,368	190	542	1,387	4,876
Substandard	891	359	511	259	335	1,742	625	4,722
Consumer total	$59,483	$23,400	$17,524	$11,917	$12,247	$20,726	$267,253	$412,550

Total Pass	$2,555,629	$1,679,770	$1,249,457	$715,272	$570,128	$1,074,513	$1,108,787	$8,953,556
Total Watch	57,811	75,614	98,095	117,743	30,611	70,952	40,349	491,175
Total Substandard	69,083	51,672	59,922	37,601	45,042	105,408	41,448	410,176
Total Loans	$2,682,523	$1,807,056	$1,407,474	$870,616	$645,781	$1,250,873	$1,190,584	$9,854,907

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$557,853	$340,809	$168,873	$215,696	$101,010	$337,834	$541,627	$2,263,702
Watch	41,574	24,676	19,672	14,262	8,072	2,474	49,432	160,162
Substandard	23,024	16,274	8,897	15,717	9,098	19,537	18,388	110,935
Commercial and industrial total	$622,451	$381,759	$197,442	$245,675	$118,180	$359,845	$609,447	$2,534,799
PPP
Pass	$880,709	$—	$—	$—	$—	$—	$—	$880,709
Watch	22,533	—	—	—	—	—	—	22,533
Substandard	54,543	—	—	—	—	—	—	54,543
PPP total	$957,785	$—	$—	$—	$—	$—	$—	$957,785
Owner occupied commercial real estate
Pass	$400,662	$369,401	$300,242	$167,470	$107,234	$213,780	$33,759	$1,592,548
Watch	15,345	13,764	22,488	20,811	8,717	15,282	4,311	100,718
Substandard	15,914	9,522	12,164	14,147	8,580	21,708	1,105	83,140
Owner occupied commercial real estate total	$431,921	$392,687	$334,894	$202,428	$124,531	$250,770	$39,175	$1,776,406
Non-owner occupied commercial real estate
Pass	$334,722	$411,301	$305,456	$194,101	$108,070	$233,153	$24,466	$1,611,269
Watch	22,826	55,225	24,718	18,724	20,954	45,672	5,114	193,233
Substandard	30,899	15,035	23,290	17,046	9,147	21,060	502	116,979
Non-owner occupied commercial real estate total	$388,447	$481,561	$353,464	$229,871	$138,171	$299,885	$30,082	$1,921,481
Real estate construction
Pass	$311,625	$309,678	$157,171	$12,625	$6,954	$5,110	$21,431	$824,594
Watch	2,105	26,659	2,403	332	55	388	1,295	33,237
Substandard	196	2,760	2,036	—	39	358	—	5,389
Real estate construction total	$313,926	$339,097	$161,610	$12,957	$7,048	$5,856	$22,726	$863,220

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Agricultural and agricultural real estate
Pass	$171,578	$90,944	$62,349	$39,252	$17,626	$37,696	$148,456	$567,901
Watch	20,500	16,202	8,854	2,448	3,515	3,157	12,282	66,958
Substandard	17,403	7,044	23,519	6,758	3,917	9,952	11,074	79,667
Agricultural and agricultural real estate total	$209,481	$114,190	$94,722	$48,458	$25,058	$50,805	$171,812	$714,526
Residential real estate
Pass	$153,017	$99,440	$118,854	$83,534	$63,477	$244,852	$33,467	$796,641
Watch	3,986	4,507	2,188	1,896	3,117	8,525	—	24,219
Substandard	980	442	2,507	1,528	884	12,141	1,100	19,582
Residential real estate total	$157,983	$104,389	$123,549	$86,958	$67,478	$265,518	$34,567	$840,442
Consumer
Pass	$37,037	$27,646	$18,811	$15,034	$4,009	$19,483	$280,996	$403,016
Watch	168	352	647	340	82	646	1,622	3,857
Substandard	481	959	1,884	500	897	1,976	822	7,519
Consumer total	$37,686	$28,957	$21,342	$15,874	$4,988	$22,105	$283,440	$414,392

Total Pass	$2,847,203	$1,649,219	$1,131,756	$727,712	$408,380	$1,091,908	$1,084,202	$8,940,380
Total Watch	129,037	141,385	80,970	58,813	44,512	76,144	74,056	604,917
Total Substandard	143,440	52,036	74,297	55,696	32,562	86,732	32,991	477,754
Total Loans	$3,119,680	$1,842,640	$1,287,023	$842,221	$485,454	$1,254,784	$1,191,249	$10,023,051

Included in the nonpass loans at September 30, 2021 and December 31, 2020 were $52.5 million and $77.1 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of September 30, 2021, HTLF had $712,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at September 30, 2021, and December 31, 2020, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2021
Commercial and industrial	$3,800	$653	$727	$5,180	$2,513,785	$19,404	$2,538,369
PPP	—	—	—	—	409,247	—	409,247
Owner occupied commercial real estate	1,255	952	6	2,213	2,120,755	12,259	2,135,227
Non-owner occupied commercial real estate	41	26	—	67	1,999,904	20,516	2,020,487
Real estate construction	50	101	52	203	813,343	455	814,001
Agricultural and agricultural real estate	625	—	—	625	668,065	15,980	684,670
Residential real estate	2,168	903	76	3,147	825,013	12,196	840,356
Consumer	1,112	27	—	1,139	409,846	1,565	412,550
Total gross loans receivable held to maturity	$9,051	$2,662	$861	$12,574	$9,759,958	$82,375	$9,854,907
December 31, 2020
Commercial and industrial	$5,825	$2,322	$720	$8,867	$2,504,170	$21,762	$2,534,799
PPP	1	—	—	1	957,784	—	957,785
Owner occupied commercial real estate	2,815	167	—	2,982	1,759,649	13,775	1,776,406
Non-owner occupied commercial real estate	2,143	2,674	—	4,817	1,902,003	14,661	1,921,481
Real estate construction	2,446	96	—	2,542	859,784	894	863,220
Agricultural and agricultural real estate	1,688	—	—	1,688	694,150	18,688	714,526
Residential real estate	1,675	83	—	1,758	825,047	13,637	840,442
Consumer	807	139	—	946	409,477	3,969	414,392
Total gross loans receivable held to maturity	$17,400	$5,481	$720	$23,601	$9,912,064	$87,386	$10,023,051

Loans delinquent 30 to 89 days as a percent of total loans were 0.12% at September 30, 2021, compared to 0.23% at December 31, 2020. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2021 and September 30, 2020. As of September 30, 2021, and December 31, 2020, HTLF had $28.6 million and $32.5 million of nonaccrual loans with no related allowance, respectively.

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

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and nine- months ended September 30, 2021, and September 30, 2020, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2021	$31,332	$—	$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726
Charge-offs	(106)	—	(119)	—	—	(195)	(22)	(725)	(1,167)
Recoveries	1,553	—	46	20	2	466	2	333	2,422
Provision (benefit)	(4,871)	—	(789)	(733)	4,116	(1,105)	(483)	(583)	(4,448)
Balance at September 30, 2021	$27,908	$—	$19,128	$22,115	$23,698	$6,326	$9,238	$9,120	$117,533

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818	$—	$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(1,896)	—	(232)	(1,637)	(10)	(870)	(113)	(2,032)	(6,790)
Recoveries	2,111	—	143	33	8	487	7	826	3,615
Provision (benefit)	(11,125)	—	(784)	2,846	3,620	(420)	(2,591)	(2,444)	(10,898)
Balance at September 30, 2021	$27,908	$—	$19,128	$22,115	$23,698	$6,326	$9,238	$9,120	$117,533

	Commercial and Industrial		PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2020	$32,518		$—	$23,402	$10,161	$28,667	$5,701	$9,304	$10,184	$119,937
Charge-offs	(6,888)		—	(13,328)	(25)	—	(936)	(54)	(522)	(21,753)
Recoveries	283		—	1	10	2	1	2	153	452
Provision (benefit)	8,668		—	1,154	1,981	(7,882)	576	419	(175)	4,741
Balance at September 30, 2020	$34,581	$32,531	$—	$11,229	$12,127	$20,787	$5,342	$9,671	$9,640	$103,377

	Commercial and Industrial		PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2019	$34,207		$—	$7,921	$7,584	$8,677	$5,680	$1,504	$4,822	$70,395
Impact of ASU 2016-13 adoption	(272)		—	(114)	(2,617)	6,335	(387)	4,817	4,309	12,071
Adjusted balance at January 1, 2020	33,935		—	7,807	4,967	15,012	5,293	6,321	9,131	82,466
Charge-offs	(14,655)		—	(13,541)	(44)	(105)	(1,190)	(368)	(1,715)	(31,618)
Recoveries	893		—	193	18	217	827	97	671	2,916
Provision (benefit)	14,408		—	16,770	7,186	5,663	412	3,621	1,553	49,613
Balance at September 30, 2020	$34,581		$—	$11,229	$12,127	$20,787	$5,342	$9,671	$9,640	$103,377

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

Changes in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2021 and September 30, 2020, were as follows:

	For the Three Months Ended September 30,
	2021	2020
Balance at June 30,	$14,002	$17,392
Provision (benefit)	(35)	(3,062)
Balance at September 30,	$13,967	$14,330

	For the Nine Months Ended September 30,
	2021	2020
Balance at December 31,	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1,	15,280	13,852
Provision (benefit)	(1,313)	478
Balance at September 30,	$13,967	$14,330

NOTE 6: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both September 30, 2021 and December 31, 2020. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. Due to the COVID-19 pandemic and economic conditions, HTLF performed an interim quantitative assessment of goodwill in the second quarter of 2020, which was the most recent annual assessment, and there was no goodwill impairment.

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

HTLF's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at September 30, 2021, and December 31, 2020, are presented in the table below, in thousands:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$66,169	$35,016	$101,185	$58,970	$42,215
Customer relationship intangibles	1,177	1,036	141	1,177	1,009	168
Mortgage servicing rights	12,323	6,522	5,801	11,268	6,079	5,189
Commercial servicing rights	7,054	6,504	550	7,054	6,191	863
Total	$121,739	$80,231	$41,508	$120,684	$72,249	$48,435

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Three months ending December 31, 2021	$2,160	$9	$304	$51	$2,524
Year ending December 31,
2022	7,702	34	1,374	181	9,291
2023	6,739	33	1,178	130	8,080
2024	5,591	33	982	91	6,697
2025	4,700	32	785	97	5,614
2026	3,533	—	589	—	4,122
Thereafter	4,591	—	589	—	5,180
Total	$35,016	$141	$5,801	$550	$41,508

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2021. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $711.6 million at September 30, 2021, compared to $743.3 million at December 31, 2020. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $16.2 million at September 30, 2021, and $5.7 million at December 31, 2020.

At September 30, 2021, the fair value of the mortgage servicing rights was estimated at $5.8 million compared to $5.2 million at December 31, 2020. The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The average constant prepayment rate was 14.80% for the September 30, 2021, valuation compared to 16.20% for the December 31, 2020 valuation. The discount rate was 9.02% for both September 30, 2021 and December 31, 2020. The average capitalization rate for the first nine months of 2021 ranged from 76 to 120 basis points compared to a range of 76 to 116 basis points for the first nine months of 2020. Fees collected for the servicing of mortgage loans for others were $446,000 and $443,000 for the quarters ended September 30, 2021 and September 30, 2020, respectively. Fees collected for the servicing of mortgage loans for others were $1.4 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2021, and September 30, 2020:

	2021	2020
Balance at January 1,	$5,189	$5,621
Originations	1,055	2,571
Amortization	(1,029)	(1,693)
Valuation adjustment	586	(1,676)
Balance at period end	$5,801	$4,823
Mortgage servicing rights, net to servicing portfolio	0.82%	0.68%

HTLF's commercial servicing portfolio is comprised of loans guaranteed by the United States Small Business Administration ("SBA") and United States Department of Agriculture that have been sold with servicing retained by HTLF, which totaled $52.8 million at September 30, 2021 and $66.2 million at December 31, 2020. The commercial servicing rights portfolio is separated into two tranches at each respective HTLF subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $102,000 and $70,000 for the quarters ended September 30, 2021 and September 30, 2020, respectively, and $396,000 and $242,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the valuations was 13.45% to 16.85% as of September 30, 2021 compared to 14.95% to 19.25% as of December 31, 2020. The discount rate range was 8.02% to 9.42% for the September 30, 2021, valuations compared to 7.70% to 12.88% for the December 31, 2020 valuations. The capitalization rate for 2020 ranged from 310 to 445 basis points. The total fair value of the commercial servicing rights was estimated at $958,000 as of September 30, 2021, and $1.3 million as of December 31, 2020.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the nine months ended September 30, 2021, and September 30, 2020:

	2021	2020
Balance at January 1,	$863	$1,115
Originations	—	62
Amortization	(313)	(248)
Balance at period end	$550	$929
Fair value of commercial servicing rights	$958	$1,497
Commercial servicing rights, net to servicing portfolio	1.04%	1.31%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are capitalized through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each HTLF subsidiary. At September 30, 2021, a $435,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.7 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2020, a $422,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.4 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At both September 30, 2021 and December 31, 2020, no valuation allowance was required on commercial servicing rights with a term less than 20 years and no valuation allowance was required on commercial servicing rights with a term greater than 20 years.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at September 30, 2021, and December 31, 2020:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
September 30, 2021	$1,622	$1,187	$435	$6,340	$4,614	$1,726

December 31, 2020	$1,522	$1,100	$422	$5,445	$4,089	$1,356

The following table summarizes, in thousands, the book value and the fair value of each tranche of the commercial servicing rights at September 30, 2021, and December 31, 2020.

	Book Value Less than 20 Years	Fair Value Less than 20 Years	Book Value More than 20 Years	Fair Value More than 20 Years
September 30, 2021	$51	$211	$499	$747

December 31, 2020	$87	$203	$776	$1,085

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by the credit ratings of each counterparty. HTLF was required to pledge cash of $2.7 million as collateral at September 30, 2021 compared to $3.8 million at December 31, 2020. At both September 30, 2021 and December 31, 2020, no collateral was required to be pledged by HTLF's counterparties.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 8, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
HTLF has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, HTLF entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are received or made on HTLF's variable-rate liabilities. For the nine months ended September 30, 2021, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income (loss) to interest expense totaling $1.4 million.

HTLF entered into forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust VI and VII, which total $40.0 million, from variable rate subordinated debentures to fixed rate debt. For accounting purposes, these swap transactions were designated as cash flow hedges of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $40.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date.

During the third quarter of 2021, the interest rate swap transactions associated with Heartland Financial Statutory VI and VII were terminated, and the debt was converted to variable rate subordinated debentures. In addition, HTLF had two swap transactions associated with an unaffiliated bank, one of which matured in the second quarter, and the other was terminated in the third quarter. The underlying debt with the unaffiliated bank was paid off in the third quarter of 2021. For the next twelve months, HTLF estimates that cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense related to the terminated swaps will total $733,000.

At September 30, 2021, HTLF had no derivative instruments designated as cash flow hedges. The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as cash flow hedges at December 31, 2020, in thousands:

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

The table below identifies the gains and losses recognized on HTLF's derivative instruments designated as cash flow hedges for the three- and nine-months ended September 30, 2021, and September 30, 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective Portion
Gain (loss) recognized in other comprehensive income (loss) on interest rate swaps	$3,792	$(604)	$5,380	$(3,359)
Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (expense) on interest rate swaps	358	595	1,403	1,195

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

HTLF was required to pledge $3.8 million and $4.2 million of cash as collateral for these fair value hedges at September 30, 2021, and December 31, 2020, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at September 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2021
Fair value hedges	$16,829	$(1,550)	Other liabilities
December 31, 2020
Fair value hedges	$20,841	$(2,480)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three- and nine-months ended September 30, 2021, and September 30, 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recognized in interest income on fair value hedges	$35	$26	$930	$(1,647)

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at September 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2021
Embedded derivatives	$8,857	$431	Other assets
December 31, 2020
Embedded derivatives	$9,198	$680	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and nine- months ended September 30, 2021, and September 30, 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recognized in other noninterest income on embedded derivatives	$(66)	$(69)	$(249)	$293

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $28.6 million and $46.5 million as of September 30, 2021, and December 31, 2020, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $0 at both September 30, 2021, and December 31, 2020. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2021 and September 30, 2020, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2021
Customer interest rate swaps	$428,782	$25,801	Other assets	4.49%	2.41%
Customer interest rate swaps	428,782	(25,801)	Other liabilities	2.41	4.49
December 31, 2020
Customer interest rate swaps	$440,719	$43,422	Other assets	4.46%	2.46%
Customer interest rate swaps	440,719	(43,422)	Other liabilities	2.46	4.46

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both September 30, 2021, and December 31, 2020. HTLF's counterparties were required to pledge no collateral at both September 30, 2021 and December 31, 2020, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at September 30, 2021, and December 31, 2020, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2021
Interest rate lock commitments (mortgage)	Other assets	$37,209	$1,204
Forward commitments	Other assets	47,500	278
Forward commitments	Other liabilities	19,500	(59)
Undesignated interest rate swaps	Other liabilities	8,857	(431)
December 31, 2020
Interest rate lock commitments (mortgage)	Other assets	$42,078	$1,827
Forward commitments	Other assets	—	—
Forward commitments	Other liabilities	86,500	(697)
Undesignated interest rate swaps	Other liabilities	9,198	(680)

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and nine- months ended September 30, 2021, and September 30, 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate lock commitments (mortgage)	$(189)	$249	$(1,924)	$3,243
Forward commitments	413	(44)	916	(228)
Undesignated interest rate swaps	66	69	249	(293)

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2021, and December 31, 2020, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLFs assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Securities available for sale
U.S. treasuries	$1,013	$1,013	$—	$—
U.S. agencies	35,033	—	35,033	—
Obligations of states and political subdivisions	1,823,465	—	1,823,465	—
Mortgage-backed securities - agency	2,371,264	—	2,371,264	—
Mortgage-backed securities - non-agency	1,627,903	—	1,627,903	—
Commercial mortgage-backed securities - agency	127,861	—	127,861	—
Commercial mortgage-backed securities - non-agency	561,667	—	561,667	—
Asset-backed securities	877,646	—	877,646	—
Corporate bonds	3,294	—	3,294	—
Equity securities with a readily determinable fair value	20,790	—	20,790	—
Derivative financial instruments(1)	26,232	—	26,232	—
Interest rate lock commitments	1,204	—	—	1,204
Forward commitments	278	—	278	—
Total assets at fair value	$7,477,650	$1,013	$7,475,433	$1,204
Liabilities
Derivative financial instruments(2)	$27,782	$—	$27,782	$—
Forward commitments	59	—	59	—
Total liabilities at fair value	$27,841	$—	$27,841	$—
December 31, 2020
Assets
Securities available for sale
U.S. treasuries	$2,026	$2,026	$—	$—
U.S. agencies	166,779	—	166,779	—
Obligations of states and political subdivisions	1,635,227	—	1,635,227	—
Mortgage-backed securities - agency	1,355,270	—	1,355,270	—
Mortgage-backed securities - non-agency	1,449,116	—	1,449,116	—
Commercial mortgage-backed securities - agency	174,153	—	174,153	—
Commercial mortgage-backed securities - non-agency	252,767	—	252,767	—
Asset-backed securities	1,069,266	—	1,069,266	—
Corporate bonds	3,742	—	3,742	—
Equity securities with a readily determinable fair value	19,629	—	19,629	—
Derivative financial instruments(1)	44,102	—	44,102	—
Interest rate lock commitments	1,827	—	—	1,827
Total assets at fair value	$6,173,904	$2,026	$6,170,051	$1,827
Liabilities
Derivative financial instruments(2)	$51,962	$—	$51,962	$—
Forward commitments	697	—	697	—
Total liabilities at fair value	$52,659	$—	$52,659	$—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps, embedded derivatives and free standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$10,270	$—	$—	$10,270	$248
Owner occupied commercial real estate	3,552	—	—	3,552	—
Non-owner occupied commercial real estate	15,212	—	—	15,212	1,637
Agricultural and agricultural real estate	9,145	—	—	9,145	—
Total collateral dependent individually assessed loans	$38,179	$—	$—	$38,179	$1,885
Loans held for sale	$37,078	$—	$37,078	$—	$(1,335)
Other real estate owned	4,744	—	—	4,744	(119)
Premises, furniture and equipment held for sale	2,699	—	—	2,699	(86)
Servicing rights	5,801	—	—	5,801	(586)

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$11,256	$—	$—	$11,256	$451
Owner occupied commercial real estate	5,874	—	—	5,874	11,631
Non-owner occupied commercial real estate	4,907	—	—	4,907	—
Agricultural and agricultural real estate	12,451	—	—	12,451	—
Total collateral dependent individually assessed loans	$34,488	$—	$—	$34,488	$12,082
Loans held for sale	$57,949	$—	$57,949	$—	$(982)
Other real estate owned	6,624	—	—	6,624	1,044
Premises, furniture and equipment held for sale	6,499	—	—	6,499	3,288
Servicing rights	5,189	—	—	5,189	1,778

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,204	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	4,744	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,801	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	2,699	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	10,270	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Owner occupied commercial real estate	3,552	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-11%(3)
Non-owner occupied commercial real estate	15,212	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-11%(3)
Agricultural and agricultural real estate	9,145	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

	Fair Value at 12/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,827	Discounted cash flows	Closing ratio	0-99% (86%)(1)
Other real estate owned	6,624	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	5,189	Discounted cash flows	Third party valuation	(4)
Premises, furniture and equipment held for sale	6,499	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial and industrial	11,256	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)

	Fair Value at 12/31/2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Owner occupied commercial real estate	$5,874	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-12%(3)
Non-owner occupied commercial real estate	4,907	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	12,451	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Balance at January 1,	$1,827	$681
Total net gains included in earnings	(1,924)	2,803
Issuances	12,548	17,221
Settlements	(11,247)	(18,878)
Balance at period end	$1,204	$1,827

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2021, and December 31, 2020, were $1.2 million and $1.8 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of September 30, 2021, and December 31, 2020, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$327,405	$327,405	$327,405	$—	$—
Time deposits in other financial institutions	3,138	3,138	3,138	—	—
Securities:
Carried at fair value	7,449,936	7,449,936	1,013	7,448,923	—
Held to maturity	85,354	95,010	—	95,010	—
Other investments	83,332	83,332	—	83,332	—
Loans held for sale	37,078	37,078	—	37,078	—
Loans, net:
Commercial and industrial	2,510,461	2,498,314	—	2,488,044	10,270
PPP	409,247	409,247	—	409,247	—
Owner occupied commercial real estate	2,116,099	2,119,011	—	2,115,459	3,552
Non-owner occupied commercial real estate	1,998,372	2,008,824	—	1,993,612	15,212
Real estate construction	790,303	803,298	—	803,298	—
Agricultural and agricultural real estate	678,344	680,701	—	671,556	9,145
Residential real estate	831,118	831,021	—	831,021	—
Consumer	403,430	408,147	—	408,147	—
Total Loans, net	9,737,374	9,758,563	—	9,720,384	38,179
Cash surrender value on life insurance	190,576	190,576	—	190,576	—
Derivative financial instruments(1)	26,232	26,232	—	26,232	—
Interest rate lock commitments	1,204	1,204	—	—	1,204
Forward commitments	278	278	—	278	—
Financial liabilities:
Deposits
Demand deposits	6,537,722	6,537,722	—	6,537,722	—
Savings deposits	8,416,204	8,416,204	—	8,416,204	—
Time deposits	1,068,317	1,070,957	—	1,070,957	—
Short term borrowings	265,620	265,620	—	265,620	—
Other borrowings	371,765	372,902	—	372,902	—
Derivative financial instruments(2)	27,782	27,782	—	27,782	—
Forward commitments	59	59	—	59	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$337,903	$337,903	$337,903	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	6,127,975	6,127,975	2,026	6,125,949	—
Held to maturity	88,839	100,041	—	100,041	—
Other investments	75,253	75,523	—	75,523	—
Loans held for sale	57,949	57,949	—	57,949	—
Loans, net:
Commercial and industrial	2,495,981	2,391,041	—	2,379,785	11,256
PPP	957,785	957,785	—	957,785	—
Owner occupied commercial real estate	1,756,405	1,745,397	—	1,739,523	5,874
Non-owner occupied commercial real estate	1,900,608	1,892,213	—	1,887,306	4,907
Real estate construction	843,140	849,224	—	849,224	—
Agricultural and agricultural real estate	707,397	697,729	—	685,278	12,451
Residential real estate	828,507	828,366	—	828,366	—
Consumer	401,622	407,914	—	407,914	—
Total Loans, net	9,891,445	9,769,669	—	9,735,181	34,488
Cash surrender value on life insurance	187,664	187,664	—	187,664	—
Derivative financial instruments(1)	44,102	44,102	—	44,102	—
Interest rate lock commitments	1,827	1,827	—	—	1,827
Financial liabilities:
Deposits
Demand deposits	5,688,810	5,688,810	—	5,688,810	—
Savings deposits	8,019,704	8,019,704	—	8,019,704	—
Time deposits	1,271,391	1,273,468	—	1,273,468	—
Short term borrowings	167,872	167,872	—	167,872	—
Other borrowings	457,042	458,806	—	458,806	—
Derivative financial instruments(1)	51,962	51,962	—	51,962	—
Forward commitments	697	697	—	697	—

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

Customer service fees and other service charges include revenue from processing wire transfers, bill pay services, cashier’s checks, and other services. HTLF's performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

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

Brokerage and Insurance Commissions
Brokerage commissions primarily consist of commissions related to broker-dealer contracts. The contracts are between the customer and the broker-dealer, and HTLF satisfies its performance obligation and earns commission when the transactions are completed. The recognition of revenue is based on a defined fee schedule and does not require significant judgment. Payment is received shortly after services are rendered. Insurance commissions are related to commissions received directly from the insurance carrier. HTLF acts as an insurance agent between the customer and the insurance carrier. HTLF's performance obligations and associated fee and commission income are defined with each insurance product with the insurance company. When insurance payments are received from customers, a portion of the payment is recognized as commission revenue.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021, and 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$4,146	$3,710	$12,096	$10,623
Overdraft fees	3,044	2,184	8,185	6,627
Customer service and other service fees	52	39	152	133
Credit card fee income	5,673	3,894	15,835	11,861
Debit card income	2,636	1,922	8,086	5,498
Total service charges and fees	15,551	11,749	44,354	34,742
Trust fees	6,221	5,357	18,037	15,356
Brokerage and insurance commissions	866	649	2,584	1,977
Total noninterest income in-scope of Topic 606	22,638	17,755	64,975	52,075

Out-of-scope of Topic 606
Loan servicing income	$784	$638	$2,495	$1,980
Securities gains, net	1,535	1,300	4,347	4,964
Unrealized gain on equity securities, net	112	155	85	604
Net gains on sale of loans held for sale	5,281	8,894	16,454	21,411
Valuation adjustment on servicing rights	195	(120)	586	(1,676)
Income on bank owned life insurance	940	868	2,706	2,533
Other noninterest income	1,239	1,726	4,557	5,779
Total noninterest income out-of-scope of Topic 606	10,086	13,461	31,230	35,595
Total noninterest income	$32,724	$31,216	$96,205	$87,670

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2021, and December 31, 2020, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

NOTE 10: STOCK COMPENSATION

HTLF may grant, through its Nominating, Compensation and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increased the number of shares of common stock authorized for issuance to 1,460,000 and made certain other changes to the Plan. As of September 30, 2021, 1,194,377 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $304,000 of tax benefit during the nine months ended September 30, 2021 and a tax expense of $93,000 during the nine months ended September 30, 2020, related to the exercise, vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). The time-based RSUs represent the right, without payment, to receive shares of HTLF common stock on a specified date in the future. Generally, the time-based RSUs vest over three years in equal installments in March of each of the three years following the year of the grant.

The Compensation Committee has also granted three-year performance-based RSUs. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period as defined in the RSU agreement. These performance-based RSUs or a portion thereof may vest after measurement of performance in relation to the performance targets.

The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement), and the three-year performance-based RSUs may also vest to the extent that they are earned upon death, disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement).

All of HTLF's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

A summary of the RSUs outstanding as of September 30, 2021, and September 30, 2020, and changes during the nine months ended September 30, 2021 and 2020, follows:

	2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	348,275	$38.22	254,383	$46.76
Granted	214,943	51.49	220,688	31.95
Vested	(146,864)	40.87	(119,325)	44.49
Forfeited	(24,088)	42.98	(15,674)	47.13
Outstanding at September 30,	392,266	$44.14	340,072	$38.37

Total compensation costs recorded for RSUs were $6.5 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were $8.5 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2024.

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

These risks and uncertainties should be considered in evaluating forward-looking statements made by HTLF or on its behalf, and undue reliance should not be placed on these statements. There can be no assurance that other factors not currently anticipated by HTLF will not materially and adversely affect the company's business, financial condition and results of operations. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect HTLF’s employees, customers and the economies where they operate. All statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made. HTLF does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made or to correct or update any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or to otherwise update any statement in light of new information or future events. Further information concerning HTLF and its business, including additional factors that could materially affect HTLF’s financial results, is included in the company’s filings with the SEC.

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

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name HTLF. HTLF's banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services including residential mortgage, wealth management, investments and insurance. As of September 30, 2021, HTLF had eleven banking subsidiaries with 131 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust income, brokerage and insurance commissions, securities gains, net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization and other real estate and loan collection expenses.

HTLF reported the following results for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020:
•net income available to common stockholders of $53.9 million compared to $45.5 million, an increase of $8.4 million or 18%,
•earnings per diluted common share of $1.27 compared to $1.23, an increase of $0.04 or 3%,
•net interest income of $142.5 million compared to $122.5 million, an increase of $20.0 million or 16%,
•return on average common equity was 10.32% compared to 10.90%,
•return on average assets was 1.19% compared to 1.26%, and
•return on average tangible common equity (non-GAAP) was 15.14% compared to 16.11%.

HTLF reported the following results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:
•net income available to common stockholders of $164.3 million compared to $95.7 million, an increase of $68.6 million or 72%,
•earnings per diluted common share of $3.88 compared to $2.59, an increase of $1.29 or 50%,
•net interest income of $423.4 million compared to $359.2 million, an increase of $64.2 million or 18%,
•return on average common equity was 10.95% compared to 7.90%,
•return on average assets was 1.25% compared to 0.92%, and
•return on average tangible common equity (non-GAAP) was 16.34% compared to 12.10%.

For the third quarter of 2021, net interest margin was 3.30% (3.34% on a fully tax-equivalent basis, non-GAAP), which compares to 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) and 3.51% (3.55% on a fully-tax equivalent basis, non-GAAP) for the second quarter of 2021 and third quarter of 2020, respectively. For the first nine months of 2021, net interest margin was 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP), which compares to 3.70% (3.74% on a fully tax-equivalent basis, non-GAAP), for the first nine months of 2020.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 60.38% for the third quarter of 2021 compared to 54.67% for the same quarter of 2020. For the first nine months of 2021, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 58.05% compared to 57.28% for the first nine months of 2020.

Total assets were $19.00 billion at September 30, 2021, an increase of $1.09 billion or 6% since December 31, 2020. Securities represented 40% of total assets at September 30, 2021, and 35% of total assets at December 31, 2020. Total loans held to maturity were $9.85 billion at September 30, 2021 compared to $10.02 billion at December 31, 2020, which was a decrease of $168.1 million or 2%. Excluding total Paycheck Protection Program ("PPP") loans, total loans held to maturity increased $380.4 million or 4% since year-end 2020.

The total allowance for lending related credit losses was $131.5 million or 1.33% of total loans at September 30, 2021, compared to $146.9 million or 1.47% of total loans at December 31, 2020. Excluding total PPP loans, the allowance for lending related credit losses as percentage of loans was 1.39% and 1.62% as of September 30, 2021, and December 31, 2020, respectively.

Total deposits were $16.02 billion as of September 30, 2021, compared to $14.98 billion at December 31, 2020, an increase of $1.04 billion or 7%.

Total equity was $2.17 billion at September 30, 2021, compared to $2.08 billion at December 31, 2020. Book value per common share was $48.79 at September 30, 2021, compared to $46.77 at year-end 2020. The unrealized gain on securities available for sale, net of applicable taxes, was $25.1 million at September 30, 2021, compared to an unrealized gain of $76.8 million, net of applicable taxes, at December 31, 2020.

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

Branding Change
On April 14, 2021, a branding change from Heartland Financial to HTLF was announced and rolled out across the organization. The branding was refreshed to better reflect the financial and non-financial strengths of HTLF, including a diverse footprint and the continued growth of the company.

Paycheck Protection Program Loans
HTLF originated a second round of Paycheck Protection Program loans ("PPP II") totaling $473.9 million since the beginning of 2021. PPP II loans are 100% United States Small Business Administration ("SBA") guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. As of September 30, 2021, approximately 73% of total PPP loans have been forgiven.

Issuance of Subordinated Debt
On September 8, 2021, HTLF closed its public offering of $150 million aggregate principal amount of its 2.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "subordinated notes"). The subordinated notes were registered under HTLF’s effective shelf registration statement and qualify as Tier 2 capital for regulatory purposes. The net proceeds are expected to be used for general corporate purposes, which may include, without limitation, providing capital to support HTLF's organic growth or growth through strategic acquisitions, financing investments, capital expenditures, investments in the subsidiary banks as regulatory capital, and repaying indebtedness. The subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. The subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026.

Branch Optimization
During the first nine months of 2021, HTLF consolidated six legacy bank branches and three AimBank branches and sold one branch in a Midwestern market as it continues to respond to customer preferences and closely manage expenses. HTLF will continue to review its branch network for optimization and consolidation opportunities and anticipates reducing branch locations by approximately 7%, which may result in additional write-downs of fixed assets in future periods.

Common Stock Dividend Increase
Subsequent to September 30, 2021, the HTLF Board of Directors approved an 8% increase in its quarterly common share dividend to $0.27 from $0.25. Since 2020, the dividend has been increased 35%, from $0.20 per common share in each quarter of 2020 to $0.27 per common share in fourth quarter of 2021.

COVID-19
HTLF continues to monitor the expected rulemaking by the Occupational Safety and Health Administration that would mandate vaccinations or weekly COVID-19 testing at employers with over 100 workers as well as monitoring and adjusting its policies in response to the developments in the laws of the states in which it operates.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENT OF INCOME DATA
Interest income	$149,187	$130,967	$444,721	$395,781
Interest expense	6,644	8,470	21,355	36,627
Net interest income	142,543	122,497	423,366	359,154
Provision (benefit) for credit losses	(4,534)	1,678	(12,262)	49,994
Net interest income after provision for credit losses	147,077	120,819	435,628	309,160
Noninterest income	32,724	31,216	96,205	87,670
Noninterest expenses	110,627	90,396	316,426	271,694
Income taxes	13,250	13,681	45,064	27,007
Net income	55,924	47,958	170,343	98,129
Preferred dividends	(2,013)	(2,437)	(6,038)	(2,437)
Net income available to common stockholders	$53,911	$45,521	$164,305	$95,692

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.19%	1.26%	1.25%	0.92%
Annualized return on average common equity (GAAP)	10.32	10.90	10.95	7.90
Annualized return on average tangible common equity (non-GAAP)(1)	15.14	16.11	16.34	12.10
Annualized ratio of net charge-offs to average loans	(0.05)	0.92	0.04	0.43
Annualized net interest margin (GAAP)	3.30	3.51	3.37	3.70
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.34	3.55	3.41	3.74
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	60.38	54.67	58.05	57.28

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
BALANCE SHEET DATA
Investments	$7,618,622	$6,706,226	$6,530,723	$6,292,067	$5,075,338
Loans held for sale	37,078	33,248	43,037	57,949	65,969
Loans receivable held to maturity	9,854,907	10,012,014	10,050,456	10,023,051	9,099,646
Allowance for credit losses	117,533	120,726	130,172	131,606	103,377
Total assets	18,996,225	18,371,006	18,244,427	17,908,339	15,612,664
Total deposits	16,022,243	15,615,118	15,559,051	14,979,905	12,767,110
Long-term obligations	371,765	271,244	349,514	457,042	524,045
Common equity	2,061,547	2,049,081	1,945,502	1,968,526	1,700,899

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
COMMON SHARE DATA
Book value per common share (GAAP)	$48.79	$48.50	$46.13	$46.77	$46.11
Tangible book value per common share (non-GAAP)(1)	$34.33	$33.98	$31.53	$32.07	$32.91
Common shares outstanding, net of treasury stock	42,250,092	42,245,452	42,173,675	42,093,862	36,885,390
Tangible common equity ratio (non-GAAP)(1)	7.89%	8.08%	7.54%	7.81%	8.03%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$53,911	$59,593	$50,801	$37,795	$45,521
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,814	1,907	1,988	1,975	1,969
Net income excluding intangible amortization (non-GAAP)	$55,725	$61,500	$52,789	$39,770	$47,490

Average common equity (GAAP)	$2,072,593	$1,980,904	$1,963,674	$1,769,575	$1,661,381
Less average goodwill	576,005	576,005	576,005	488,151	446,345
Less average core deposit and customer relationship intangibles, net	36,279	38,614	41,399	42,733	42,145
Average tangible common equity (non-GAAP)	$1,460,309	$1,366,285	$1,346,270	$1,238,691	$1,172,891
Annualized return on average common equity (GAAP)	10.32%	12.07%	10.49%	8.50%	10.90%
Annualized return on average tangible common equity (non-GAAP)	15.14%	18.05%	15.90%	12.77%	16.11%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$142,543	$141,218	$139,605	$132,575	$122,497
Plus tax-equivalent adjustment(1)	1,714	1,762	1,761	1,529	1,390
Net interest income, fully tax-equivalent (non-GAAP)	$144,257	$142,980	$141,366	$134,104	$123,887

Average earning assets	$17,123,824	$16,819,978	$16,460,124	$15,042,079	$13,868,360

Annualized net interest margin (GAAP)	3.30%	3.37%	3.44%	3.51%	3.51%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.34	3.41	3.48	3.55	3.55
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.08	0.09	0.12	0.10	0.10

	As Of and For the Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$2,061,547	$2,049,081	$1,945,502	$1,968,526	$1,700,899
Less goodwill	576,005	576,005	576,005	576,005	446,345
Less core deposit and customer relationship intangibles, net	35,157	37,452	39,867	42,383	40,520
Tangible common equity (non-GAAP)	$1,450,385	$1,435,624	$1,329,630	$1,350,138	$1,214,034

Common shares outstanding, net of treasury stock	42,250,092	42,245,452	42,173,675	42,093,862	36,885,390
Common equity (book value) per share (GAAP)	$48.79	$48.50	$46.13	$46.77	$46.11
Tangible book value per common share (non-GAAP)	$34.33	$33.98	$31.53	$32.07	$32.91

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,450,385	$1,435,624	$1,329,630	$1,350,138	$1,214,034

Total assets (GAAP)	$18,996,225	$18,371,006	$18,244,427	$17,908,339	$15,612,664
Less goodwill	576,005	576,005	576,005	576,005	446,345
Less core deposit and customer relationship intangibles, net	35,157	37,452	39,867	42,383	40,520
Total tangible assets (non-GAAP)	$18,385,063	$17,757,549	$17,628,555	$17,289,951	$15,125,799
Tangible common equity ratio (non-GAAP)	7.89%	8.08%	7.54%	7.81%	8.03%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020
Net interest income (GAAP)	$142,543	$141,218	$139,605	$132,575	$122,497
Tax-equivalent adjustment(1)	1,714	1,762	1,761	1,529	1,390
Fully tax-equivalent net interest income	144,257	142,980	141,366	134,104	123,887
Noninterest income	32,724	33,164	30,317	32,621	31,216
Securities (gains)/losses, net	(1,535)	(2,842)	30	(2,829)	(1,300)
Unrealized (gain)/loss on equity securities, net	(112)	(83)	110	(36)	(155)
Valuation adjustment on servicing rights	(195)	526	(917)	102	120
Adjusted revenue (non-GAAP)	$175,139	$173,745	$170,906	$163,962	$153,768

Total noninterest expenses (GAAP)	$110,627	$103,376	$102,423	$99,269	$90,396
Less:
Core deposit and customer relationship intangibles amortization	2,295	2,415	2,516	2,501	2,492
Partnership investment in tax credit projects	2,374	1,345	35	1,899	927
(Gain)/loss on sales/valuation of assets, net	(3)	183	194	2,621	1,763
Acquisition, integration and restructuring costs	204	210	2,928	2,186	1,146
Adjusted noninterest expenses (non-GAAP)	$105,757	$99,223	$96,750	$90,062	$84,068
Efficiency ratio, fully tax-equivalent (non-GAAP)	60.38%	57.11%	56.61%	54.93%	54.67%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$—	$44	$534	$232	$—
Occupancy	—	1	9	—	—
Furniture and equipment	7	41	607	423	496
Professional fees	145	63	670	1,422	476
Advertising	11	6	156	42	8
(Gain)/loss on sales/valuations of assets, net	39	—	—	—	—
Other noninterest expenses	2	55	952	67	166
Total acquisition, integration and restructuring costs	$204	$210	$2,928	$2,186	$1,146
After tax impact on diluted earnings per common share(1)	$—	$—	$0.05	$0.04	$0.02

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$53,911	$45,521	$164,305	$95,692
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,814	1,969	5,709	6,454
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$55,725	$47,490	$170,014	$102,146

Average common equity (GAAP)	$2,072,593	$1,661,381	$2,006,123	$1,618,811
Less average goodwill	576,005	446,345	576,005	446,345
Less average core deposit and customer relationship intangibles, net	36,279	42,145	38,745	44,824
Average tangible common equity (non-GAAP)	$1,460,309	$1,172,891	$1,391,373	$1,127,642
Annualized return on average common equity (GAAP)	10.32%	10.90%	10.95%	7.90%
Annualized return on average tangible common equity (non-GAAP)	15.14%	16.11%	16.34%	12.10%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$142,543	$122,497	$423,366	$359,154
Plus tax-equivalent adjustment(1)	1,714	1,390	5,237	3,937
Net interest income, fully tax-equivalent (non-GAAP)	$144,257	$123,887	$428,603	$363,091

Average earning assets	$17,123,824	$13,868,360	$16,803,740	$12,957,661

Annualized net interest margin (GAAP)	3.30%	3.51%	3.37%	3.70%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.34	3.55	3.41	3.74
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.08	0.10	0.10	0.12

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income (GAAP)	$142,543	$122,497	$423,366	$359,154
Tax-equivalent adjustment(1)	1,714	1,390	5,237	3,937
Fully tax-equivalent net interest income	144,257	123,887	428,603	363,091
Noninterest income	32,724	31,216	96,205	87,670
Securities gains, net	(1,535)	(1,300)	(4,347)	(4,964)
Unrealized (gain)/loss on equity securities, net	(112)	(155)	(85)	(604)
Valuation adjustment on servicing rights	(195)	120	(586)	1,676
Adjusted revenue (non-GAAP)	$175,139	$153,768	$519,790	$446,869

Total noninterest expenses (GAAP)	$110,627	$90,396	$316,426	$271,694
Less:
Core deposit and customer relationship intangibles amortization	2,295	2,492	7,226	8,169
Partnership investment in tax credit projects	2,374	927	3,754	1,902
Loss on sales/valuation of assets, net	(3)	1,763	374	2,480
Acquisition, integration and restructuring costs	204	1,146	3,342	3,195
Adjusted noninterest expenses (non-GAAP)	$105,757	$84,068	$301,730	$255,948
Efficiency ratio, fully tax-equivalent (non-GAAP)	60.38%	54.67%	58.05%	57.28%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$—	$—	$578	$166
Occupancy	—	—	10	—
Furniture and equipment	7	496	655	535
Professional fees	145	476	878	1,977
Advertising	11	8	173	101
(Gain)/loss on sales/valuations of assets, net	39	—	39	—
Other noninterest expenses	2	166	1,009	416
Total acquisition, integration and restructuring costs	$204	$1,146	$3,342	$3,195
After tax impact on diluted earnings per common share(1)	$—	$0.02	$0.06	$0.07

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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Management closely monitors and manages net interest income and net interest margin, the results of which are shared with investors because they are important indicators of the company's profitability as well as the growth and mix of earning assets.

Net interest income is the difference between interest income on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in volumes and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

HTLF's success in maintaining a favorable net interest margin despite the low-interest rate environment has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to HTLF's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015.

For the Quarters ended September 30, 2021 and 2020
Net interest margin, expressed as a percentage of average earning assets, was 3.30% (3.34% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2021, compared to 3.51% (3.55% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2020. For the quarters ended September 30, 2021 and 2020, net interest margin included 8 basis points and 10 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the third quarter of 2021 compared to the third quarter of 2020 were:
•Total interest income was $149.2 million, which was an increase of $18.2 million or 14% from $131.0 million and primarily attributable to an increase in average earning assets partially offset by lower yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $150.9 million, which was an increase of $18.5 million or 14% from $132.4 million.
•Average earning assets increased $3.26 billion or 23% to $17.12 billion compared to $13.87 billion, which was primarily attributable to recent acquisitions and loan growth, including PPP loans.
•The average rate on earning assets decreased 30 basis points to 3.50% compared to 3.80%, which was primarily due to recent decreases in market interest rates and a shift in the mix of earning assets. Total average securities were 41% of total average earning assets compared to 33%.

Total interest expense and average interest bearing liability changes for the third quarter of 2021 compared to the third quarter of 2020 were:
•Total interest expense was $6.6 million, a decrease of $1.8 million or 22% from $8.5 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.27% compared to 0.40%, which was primarily due to recent decreases in market interest rates.

•Average interest bearing deposits increased $1.70 billion or 22% to $9.46 billion from $7.76 billion which was primarily attributable to recent acquisitions and deposit growth.
•The average interest rate paid on interest bearing deposits decreased 11 basis points to 0.14% compared to 0.25%.
•Average borrowings decreased $140.5 million or 25% to $419.9 million from $560.4 million, which was primarily attributable to reduced advances from the PPP lending fund used to fund PPP loans to borrowers. Average advances from the PPP lending fund totaled $2.9 million compared to $158.3 million. The average interest rate paid on borrowings was 3.02% compared to 2.49%.

Net interest income increased for the third quarter of 2021 compared to the third quarter of 2020:
•Net interest income totaled $142.5 million compared to $122.5 million, which was an increase of $20.0 million or 16%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $144.3 million compared to $123.9 million, which was an increase of $20.4 million or 16%.

For the Nine Months ended September 30, 2021 and 2020
Net interest margin, expressed as a percentage of average earning assets, was 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2021, compared to 3.70% (3.74% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2020. For the nine months ended September 30, 2021 and 2020, net interest margin included 10 basis points and 12 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first nine months of 2021 compared to the first nine months of 2020 were:
•Total interest income was $444.7 million, which was an increase of $48.9 million or 12% from $395.8 million, primarily attributable to an increase in average earning assets partially offset by lower yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $450.0 million, which was an increase of $50.2 million or 13% from $399.7 million.
•Average earning assets increased $3.85 billion or 30% to $16.80 billion compared to $12.96 billion, which was primarily attributable to recent acquisitions and loan growth, including PPP loans.
•The average rate on earning assets decreased 54 basis points to 3.58% compared to 4.12%, which was primarily due to recent decreases in market interest rates and a shift in the mix of earning assets. Total average securities were 40% of total average earning assets compared to 30%, and the average tax-effected rate on securities was 2.24% compared to 2.76%.

Total interest expense and average interest bearing liability changes for the first nine months of 2021 compared to the first nine months of 2020 were:
•Total interest expense was $21.4 million, a decrease of $15.3 million or 42% from $36.6 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.29% compared to 0.60%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.72 billion or 22% to $9.38 billion from $7.66 billion, which was primarily attributable to recent acquisitions and deposit growth.
•The average interest rate paid on interest bearing deposits decreased 28 basis points to 0.17% compared to 0.45%.
•Average borrowings increased $62.0 million or 14% to $511.5 million from $449.4 million, which was primarily attributable to outstanding advances from the PPP lending fund used to fund PPP loans to borrowers. The average interest rate paid on borrowings was 2.54% compared to 3.25%.

Net interest income increased for the first nine months of 2021 compared to the first nine months of 2020:
•Net interest income totaled $423.4 million compared to $359.2 million, which was an increase of $64.2 million or 18%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $428.6 million compared to $363.1 million, which was an increase of $65.5 million or 18%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

Management believes net interest margin expressed in dollars will continue to increase as the amount of earning assets grows, however net interest margin as a percentage of average earning assets may decrease because of interest rate changes and competitive market conditions. The Federal Reserve has indicated it will closely assess economic data and be patient before moving ahead with any additional changes to the Federal Funds rate pending further progress towards goals on employment and inflation; therefore, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Quarter Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,244,097	$32,384	2.06%	$5,862,683	$31,546	2.16%	$4,125,700	$25,016	2.41%
Nontaxable(1)	759,073	5,835	3.05	740,601	5,773	3.13	429,710	4,078	3.78
Total securities	7,003,170	38,219	2.17	6,603,284	37,319	2.27	4,555,410	29,094	2.54
Interest on deposits with other banks and short-term investments	322,430	132	0.16	271,891	60	0.09	215,361	72	0.13
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	2,588,270	28,224	4.33	2,469,742	28,562	4.64	2,331,467	27,777	4.74
PPP loans	602,675	11,186	7.36	1,047,559	11,186	4.28	1,128,488	7,462	2.63
Owner occupied commercial real estate	1,990,538	20,048	4.00	1,858,891	20,097	4.34	1,463,538	17,359	4.72
Non-owner occupied commercial real estate	1,964,609	22,129	4.47	1,980,374	21,734	4.40	1,589,073	18,860	4.72
Real estate construction	835,976	9,591	4.55	815,738	9,212	4.53	1,023,490	11,628	4.52
Agricultural and agricultural real estate	674,510	7,415	4.36	672,560	7,267	4.33	514,442	5,968	4.62
Residential mortgage	855,734	9,068	4.20	827,291	9,255	4.49	774,850	8,915	4.58
Consumer	407,735	4,889	4.76	399,916	5,152	5.17	395,318	5,222	5.26
Less: allowance for credit losses-loans	(121,823)	—	—	(127,268)	—	—	(123,077)	—	—
Net loans	9,798,224	112,550	4.56	9,944,803	112,465	4.54	9,097,589	103,191	4.51
Total earning assets	17,123,824	150,901	3.50%	16,819,978	149,844	3.57%	13,868,360	132,357	3.80%
Nonearning Assets	1,484,951			1,473,778			1,298,865
Total Assets	$18,608,775			$18,293,756			$15,167,225
Interest Bearing Liabilities
Savings	$8,364,326	$2,240	0.11%	$8,234,151	$2,233	0.11%	$6,723,962	$1,940	0.11%
Time deposits	1,097,126	1,204	0.44	1,171,266	1,557	0.53	1,035,715	3,022	1.16
Short-term borrowings	139,001	98	0.28	169,822	98	0.23	128,451	78	0.24
Other borrowings	280,897	3,102	4.38	296,063	2,976	4.03	431,995	3,430	3.16
Total interest bearing liabilities	9,881,350	6,644	0.27%	9,871,302	6,864	0.28%	8,320,123	8,470	0.40
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,356,326			6,170,928			4,891,145
Accrued interest and other liabilities	187,801			159,917			183,871
Total noninterest bearing liabilities	6,544,127			6,330,845			5,075,016
Equity	2,183,298			2,091,609			1,772,086
Total Liabilities and Equity	$18,608,775			$18,293,756			$15,167,225
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$144,257			$142,980			$123,887
Net interest spread(1)			3.23%			3.29%			3.40%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.34%			3.41%			3.55%
Interest bearing liabilities to earning assets	57.71%			58.69%			59.99%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,935,295	$94,373	2.13%	$3,546,471	$70,109	2.64%
Nontaxable(1)	743,534	17,308	3.11	384,026	11,074	3.85
Total securities	6,678,829	111,681	2.24	3,930,497	81,183	2.76
Interest bearing deposits with other banks and other short-term investments	266,701	258	0.13	202,390	847	0.56
Federal funds sold	4,622	1	0.03	—	—	—
Loans:(2)
Commercial and industrial(1)	2,519,608	85,008	4.51	2,463,546	90,990	4.93
PPP loans	879,489	32,521	4.94	683,262	13,479	2.64
Owner occupied commercial real estate	1,876,929	59,710	4.25	1,440,981	53,610	4.97
Non-owner occupied commercial real estate	1,961,016	65,984	4.50	1,534,293	57,445	5.00
Real estate construction	819,452	28,501	4.65	1,056,493	37,062	4.69
Agricultural and agricultural real estate	676,091	22,733	4.50	533,290	19,178	4.80
Residential mortgage	844,337	28,153	4.46	796,497	28,922	4.85
Consumer	404,384	15,408	5.09	416,654	17,002	5.45
Less: allowance for loan losses	(127,718)	—	—	(100,242)	—	—
Net loans	9,853,588	338,018	4.59	8,824,774	317,688	4.81
Total earning assets	16,803,740	449,958	3.58%	12,957,661	399,718	4.12%
Nonearning Assets	1,487,704			1,281,490
Total Assets	$18,291,444			$14,239,151
Interest Bearing Liabilities
Savings	$8,211,478	$6,903	0.11%	$6,564,582	$14,394	0.29%
Time deposits	1,166,858	4,726	0.54	1,092,698	11,284	1.38
Short-term borrowings	182,583	348	0.25	117,526	435	0.49
Other borrowings	328,887	9,378	3.81	331,915	10,514	4.23
Total interest bearing liabilities	9,889,806	21,355	0.29%	8,106,721	36,627	0.60%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,104,058			4,315,335
Accrued interest and other liabilities	180,752			159,089
Total noninterest bearing liabilities	6,284,810			4,474,424
Equity	2,116,828			1,658,006
Total Liabilities and Equity	$18,291,444			$14,239,151
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$428,603			$363,091
Net interest spread(1)			3.29%			3.52%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.41%			3.74%
Interest bearing liabilities to earning assets	58.85%			62.56%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three and nine months ended September 30, 2021 and 2020, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision (benefit) for credit losses-loans	$(4,448)	$4,741	$(10,898)	$49,613
Provision (benefit) for credit losses-unfunded commitments	(35)	(3,062)	(1,313)	478
Provision (benefit) for credit losses-held to maturity securities	(51)	(1)	(51)	(97)
Total provision expense (benefit)	$(4,534)	$1,678	$(12,262)	$49,994

The provision benefit for credit losses for loans was $4.4 million for the third quarter of 2021, which was a decrease of $9.2 million from provision expense of $4.7 million recorded in the third quarter of 2020. The provision benefit for the third quarter of 2021 was impacted by several factors, including:
•decrease in nonperforming loans of $2.1 million to $83.2 million or 0.84% of total loans compared to $85.4 million or 0.85% of total loans at June 30, 2021,
•nonpass loans declined to 9.15% of total loans as of September 30, 2021, compared to 10.37% of total loans at June 30, 2021,
•loans delinquent 30-89 days as a percent of total loans fell to 0.12% compared to 0.17% at June 30, 2021,
•net recoveries of $1.3 million, and
•stable macroeconomic factors compared to the second quarter of 2021.

The provision benefit for credit losses for loans was $10.9 million for the first nine months of 2021 compared to provision expense of $49.6 million for the first nine months of 2020, which was a decrease of $60.5 million. The provision benefit for the first nine months of 2021 was impacted by several factors, including:
•increases in balances of loans held to maturity of $380.4 million excluding total PPP loans from year-end 2020, which included an increase of $291.5 million of government guaranteed loans for which no provision was required,
•decrease in nonperforming loans of $4.9 million to $83.2 million and nonpass loans of 9.15% of total loans as of September 30, 2021, compared to nonperforming loans of $88.1 million and nonpass loans of 10.80% of total loans at December 31, 2020,
•net charge offs of $3.2 million compared to $28.7 million for the first nine months of 2020, and
•improved macroeconomic factors compared to the first nine months of 2020.

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

Management believes the allowance for credit losses as of September 30, 2021, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in current economic conditions related to the COVID-19 pandemic could cause certain borrowers to experience difficulty. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic, including recent concerns over COVID-19 variants, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The tables below show noninterest income for the three- and nine- months ended September 30, 2021 and 2020, in thousands:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Service charges and fees	$15,551	$11,749	$3,802	32%
Loan servicing income	784	638	146	23
Trust fees	6,221	5,357	864	16
Brokerage and insurance commissions	866	649	217	33
Securities gains, net	1,535	1,300	235	18
Unrealized gain on equity securities, net	112	155	(43)	(28)
Net gains on sale of loans held for sale	5,281	8,894	(3,613)	(41)
Valuation adjustment on servicing rights	195	(120)	315	263
Income on bank owned life insurance	940	868	72	8
Other noninterest income	1,239	1,726	(487)	(28)
Total noninterest income	$32,724	$31,216	$1,508	5%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Service charges and fees	$44,354	$34,742	$9,612	28%
Loan servicing income	2,495	1,980	515	26
Trust fees	18,037	15,356	2,681	17
Brokerage and insurance commissions	2,584	1,977	607	31
Securities gains, net	4,347	4,964	(617)	(12)
Unrealized gain on equity securities, net	85	604	(519)	(86)
Net gains on sale of loans held for sale	16,454	21,411	(4,957)	(23)
Valuation adjustment on servicing rights	586	(1,676)	2,262	135
Income on bank owned life insurance	2,706	2,533	173	7
Other noninterest income	4,557	5,779	(1,222)	(21)
Total noninterest income	$96,205	$87,670	$8,535	10%

Total noninterest income totaled $32.7 million during the third quarter of 2021 compared to $31.2 million during the third quarter of 2020, an increase of $1.5 million or 5%. Total noninterest income was $96.2 million for the first nine months of 2021 compared to $87.7 million for the same period of 2020, which was an increase of $8.5 million or 10%.

Notable changes in noninterest income categories for the three- and nine months ended September 30, 2021 and 2020 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and nine- months ended September 30, 2021 and 2020, in thousands:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Service charges and fees on deposit accounts	$4,146	$3,710	$436	12%
Overdraft fees	3,044	2,184	860	39
Customer service and other service fees	52	39	13	33
Credit card fee income	5,673	3,894	1,779	46
Debit card income	2,636	1,922	714	37
Total service charges and fees	$15,551	$11,749	$3,802	32%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Service charges and fees on deposit accounts	$12,096	$10,623	$1,473	14%
Overdraft fees	8,185	6,627	1,558	24
Customer service and other service fees	152	133	19	14
Credit card fee income	15,835	11,861	3,974	34
Debit card income	8,086	5,498	2,588	47
Total service charges and fees	$44,354	$34,742	$9,612	28%

The changes detailed in the tables above were primarily attributable to HTLF's larger customer base as a result of recent acquisitions. Additionally, HTLF was waiving retail and small business service charges and fees through August 2020 in recognition of the impact of the COVID-19 pandemic on those customers, and transaction volumes were lower throughout the first nine months of 2020 due to the COVID-19 pandemic.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three- and nine- months ended September 30, 2021, and 2020, in thousands:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Commercial and agricultural loan servicing fees(1)	$642	$820	$(178)	(22)%
Residential mortgage servicing fees	446	443	3	1
Mortgage servicing rights amortization	(304)	(625)	321	51
Total loan servicing income	$784	$638	$146	23%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Commercial and agricultural loan servicing fees(1)	$2,155	$2,411	$(256)	(11)%
Residential mortgage servicing fees	1,369	1,262	107	8
Mortgage servicing rights amortization	(1,029)	(1,693)	664	39
Total loan servicing income	$2,495	$1,980	$515	26%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Stable residential mortgage rates for the third quarter and first nine months of 2021 compared to the same periods of 2020 caused residential mortgage loan refinancing activity to decrease, which reduced mortgage servicing rights amortization.

Trust Fees
Trust fees increased $864,000 or 16% to $6.2 million for the third quarter of 2021 compared to $5.4 million for the same quarter of 2020. For the nine months ended September 30, 2021 and 2020, trust fees totaled $18.0 million compared to $15.4 million, respectively, which was an increase of $2.7 million or 17%. The increase for both the three- and nine month periods was primarily attributable to an increase in the fair market value of assets under management.

Securities Gains, Net
For the third quarter of 2021, net securities gains totaled $1.5 million compared to $1.3 million for the third quarter of 2020, which was an increase of $235,000 or 18%. For the nine months ended September 30, 2021 and 2020, net securities gains totaled $4.3 million and $5.0 million, respectively, which was a decrease of $617,000 or 12%. The net unrealized gain on securities carried at fair value was $33.8 million at September 30, 2021, $80.3 million at June 30, 2021, and $103.8 million at year-end 2020.

Net Gains on Sale of Loans Held for Sale
During the third quarter of 2021, net gains on sale of loans held for sale totaled $5.3 million compared to $8.9 million during the same period in 2020, a decrease of $3.6 million or 41%. Loans sold to investors in the third quarter of 2021 totaled $116.2 million compared to $179.0 million during the third quarter of 2020, which was a decrease of $62.7 million or 35%.

For the first nine months of 2021, net gains on sales of loans held for sale totaled $16.5 million compared to $21.4 million, which was a decrease of $5.0 million or 23%. Loans sold to investors for the first nine months of 2021 totaled $385.7 million compared to $422.5 million, which was a decrease of $36.8 million or 9%.

Noninterest Expenses

The tables below show noninterest expenses for the three- and nine months ended September 30, 2021, and 2020, in thousands:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Salaries and employee benefits	$60,689	$50,978	$9,711	19%
Occupancy	7,366	6,732	634	9
Furniture and equipment	3,365	2,500	865	35
Professional fees	17,242	12,802	4,440	35
Advertising	1,921	928	993	107
Core deposit and customer relationship intangibles amortization	2,295	2,492	(197)	(8)
Other real estate and loan collection expenses	78	335	(257)	(77)
(Gain)/loss on sales/valuations of assets, net	(3)	1,763	(1,766)	(100)
Acquisition, integration and restructuring costs	204	1,146	(942)	(82)
Partnership investment in tax credit projects	2,374	927	1,447	156
Other noninterest expenses	15,096	9,793	5,303	54
Total noninterest expenses	$110,627	$90,396	$20,231	22%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Salaries and employee benefits	$177,083	$151,053	$26,030	17%
Occupancy	22,683	19,705	2,978	15
Furniture and equipment	9,959	8,601	1,358	16
Professional fees	46,969	38,951	8,018	21
Advertising	5,039	4,128	911	22
Core deposit and customer relationship intangibles amortization	7,226	8,169	(943)	(12)
Other real estate and loan collection expenses	627	872	(245)	(28)
(Gain)/loss on sales/valuations of assets, net	374	2,480	(2,106)	(85)
Acquisition, integration and restructuring costs	3,342	3,195	147	5
Partnership investment in tax credit projects	3,754	1,902	1,852	97
Other noninterest expenses	39,370	32,638	6,732	21
Total noninterest expenses	$316,426	$271,694	$44,732	16%

For the third quarter of 2021, noninterest expenses totaled $110.6 million compared to $90.4 million during the third quarter of 2020, an increase of $20.2 million or 22%. For the nine months ended September 30, 2021, noninterest expenses totaled $316.4 million, which was an increase of $44.7 million or 16% from $271.7 million for the same period in 2020.

Notable changes in noninterest expense categories for the three- and nine months ended September 30, 2021 and 2020 are as follows:

Salaries and employee benefits
Salaries and employee benefits increased $9.7 million or 19% to $60.7 million for the third quarter of 2021 compared to $51.0 million for the third quarter of 2020. For the first nine months of 2021, salaries and benefits totaled $177.1 million, which was an increase of $26.0 million or 17% from $151.1 million for the same period of 2020. The increase for the quarterly and year-to-date comparisons was primarily attributable to higher salary and health care expenses as a result of more full-time equivalent employees and normalized health care usage.

Full-time equivalent employees totaled 2,163 at September 30, 2021 compared to 1,827 at September 30, 2020, which was primarily attributable to the acquisitions completed in the fourth quarter of 2020 and the addition of specialized commercial and agribusiness lending teams in the third quarter of 2021.

Occupancy
Occupancy expense totaled $7.4 million for the third quarter of 2021 compared to $6.7 million for the third quarter of 2020, which was an increase of $634,000 or 9%. Occupancy expense totaled $22.7 million and $19.7 million for the nine months ended September 30, 2021 and 2020, respectively, which was an increase of $3.0 million or 15%. The increase for the three and nine month periods was a result of acquisitions completed in the fourth quarter of 2020.

Professional Fees
Professional fees increased $4.4 million or 35% to $17.2 million for the third quarter of 2021 compared to $12.8 million for the same period of 2020. For the nine months ended September 30, 2021 and 2020, professional fees totaled $47.0 million and $39.0 million, respectively, which was an increase of $8.0 million or 21%. The increases for the three and nine month periods were primarily attributable to the utilization of external resources to support automation and technology projects, higher cloud based computing expenses and acquisitions completed in the fourth quarter of 2020.

Advertising
Advertising expense totaled $1.9 million for the quarter ended September 30, 2021 compared to $928,000 for the same quarter in 2020, which was an increase of $993,000 or 107%. Advertising expense for nine months ended September 30, 2021 totaled $5.0 million compared to $4.1 million for the same period of 2020, which was an increase of $911,000 or 22%. In 2020, HTLF adjusted its advertising strategy and reduced in-person customer events in response to changes in business practices due to the COVID-19 pandemic, some of which has resumed in 2021.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs decreased $942,000 or 82% to $204,000 for the third quarter of 2021 compared to $1.1 million for the third quarter of 2020. Acquisition, integration and restructuring costs totaled $3.3 million for the first nine months of 2021 compared to $3.2 million for the same period of 2020, which was an increase of $147,000 or 5%. HTLF completed the AimBank conversion in February 2021.

Other noninterest expenses
Other noninterest expenses totaled $15.1 million for the third quarter of 2021 compared to $9.8 million for the third quarter of 2020, which was an increase of $5.3 million or 54%. The following items impacted the third quarter of 2021 compared to the third quarter of 2020:
•Travel and staff and customer entertainment expenses increased $817,000 to $1.1 million from $308,000. Travel and customer events were limited in the third quarter of 2020 due to the pandemic.
•Credit card processing and rebate expenses increased $1.8 million or 126% to $3.3 million from $1.4 million, which was primarily attributable to increased volume.
•Fraud losses increased $569,000 or 123% to $1.0 million from $461,000. The increase was primarily attributable to check fraud and wire fraud transactions given the heightened fraud environment.

For the nine months ended September 30, 2021, other noninterest expenses totaled $39.4 million compared to $32.6 million for the same period of 2020, which was an increase of $6.7 million or 21%. The following items impacted other noninterest expenses for the year to date comparison:
•Travel and staff and customer entertainment expenses increased $670,000 to $2.3 million from $1.7 million. Travel and customer events were limited in the first nine months of 2020 due to the pandemic.
•Credit card processing and rebate expenses increased $2.3 million or 42% to $7.9 million from $5.6 million, which was primarily attributable to increased volume.
The remainder of the increases for both the three and nine month comparisons were primarily attributable to acquisitions completed in the fourth quarter of 2020.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing to below 57%. During the third quarter of 2021, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased by 571 basis points to 60.38% in comparison with 54.67% for the quarter ended September 30, 2020, which was primarily attributable to the increase in noninterest expenses as noted above. For the nine months ended September 30, 2021, the efficiency ratio on a fully tax-equivalent basis, (non-GAAP) was 58.05% compared to 57.28% for the same period of 2020, which was an increase of 77 basis points.

HTLF continues to explore strategies to improve operational efficiency, which include the following items:
•An evaluation of the consolidation of its 11 bank charters. Two key tenets of the proposed charter consolidation would be the retention of brand identities and local market decision-making and leadership and the maintenance of operational and administrative functions in Dubuque, Iowa.
•A reduction in HTLF's branch network by approximately 7% is expected through its branch optimization strategy.
•A reduction of expenses through the realization and further adoption of cost-efficient technologies.

In spite of cost savings initiatives, management believes the efficiency ratio could remain elevated in the next several quarters due to the continued low interest rate environment, wage pressure and workforce shortages, supply chain disruptions and inflation.

Income Taxes

The effective tax rate was 19.15% for the third quarter of 2021 compared to 22.20% for the third quarter of 2020. The following items impacted the third quarter 2021 and 2020 tax calculations:
•Solar energy tax credits of $2.1 million compared to $965,000.
•Federal low-income housing tax credits of $135,000 compared to $195,000.
•New markets tax credits of $75,000 in each quarterly calculation.
•Historic rehabilitation tax credits of $327,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 9.32% compared to 8.48%.

The effective tax rate was 20.92% for the first nine months of 2021 compared to 21.58% for the first nine months of 2020. The following items impacted HTLF's tax calculation for the first nine months of 2021 and 2020:
•Solar energy tax credits of $3.5 million compared to $1.8 million.
•Federal low-income housing tax credits of $404,000 compared to $585,000.
•New markets tax credits of $225,000 for both nine month periods.
•Historic rehabilitation tax credits of $450,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 9.15% compared to 11.84%.
•Tax benefit of $304,000 compared to tax expense of $93,000 resulting from the vesting of restricted stock unit awards.

FINANCIAL CONDITION

Total assets were $19.00 billion at September 30, 2021, an increase of $1.09 billion or 6% since December 31, 2020. Securities represented 40% and 35% of total assets at September 30, 2021, and December 31, 2020, respectively.

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

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $473.9 million of PPP II loans. At September 30, 2021, total PPP I loans outstanding totaled $74.3 million, which was net of $613,000 of unamortized deferred fees. Total PPP II loans outstanding at

September 30, 2021 was $335.0 million, which was net of $13.2 million of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Total loans held to maturity were $9.85 billion at September 30, 2021, and $10.02 billion at December 31, 2020, a decrease of $168.1 million or 2%. Excluding PPP loans, total loans held to maturity increased $380.4 million or 4% since year-end 2020.

The following table shows the changes in loan balances by loan category since December 31, 2020, in thousands:

	September 30, 2021	December 31, 2020	Change	% Change
Commercial and industrial	$2,538,369	$2,534,799	$3,570	—%
PPP	409,247	957,785	(548,538)	(57)%
Owner occupied commercial real estate	2,135,227	1,776,406	358,821	20
Non-owner occupied commercial real estate	2,020,487	1,921,481	99,006	5
Real estate construction	814,001	863,220	(49,219)	(6)
Agricultural and agricultural real estate	684,670	714,526	(29,856)	(4)
Residential mortgage	840,356	840,442	(86)	—
Consumer	412,550	414,392	(1,842)	—
Total loans held to maturity	$9,854,907	$10,023,051	$(168,144)	(2)%

Notable changes in the loan portfolio include:
•PPP loans decreased $548.5 million or 57% to $409.2 million at September 30, 2021 compared to $957.8 million at year-end 2020. PPP I loans decreased $883.5 million during the first nine months of 2021 due to forgiveness payments from the SBA. PPP II loans outstanding at September 30, 2021, totaled $335.0 million, which was net of $13.2 million of unamortized deferred fees. Approximately 73% of total PPP loans have been forgiven.
•Owner occupied commercial real estate loans increased $358.8 million or 20% to $2.14 billion at September 30, 2021 compared to $1.78 billion at year-end 2020, which included an increase of $200.2 million in government guaranteed loans.

The table below presents the composition of the loan portfolio as of September 30, 2021, and December 31, 2020, in thousands:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,538,369	25.75%	$2,534,799	25.29%
PPP	409,247	4.15	957,785	9.56
Owner occupied commercial real estate	2,135,227	21.67	1,776,406	17.72
Non-owner occupied commercial real estate	2,020,487	20.50	1,921,481	19.17
Real estate construction	814,001	8.26	863,220	8.61
Agricultural and agricultural real estate	684,670	6.95	714,526	7.13
Residential mortgage	840,356	8.53	840,442	8.39
Consumer	412,550	4.19	414,392	4.13
Gross loans receivable held to maturity	9,854,907	100.00%	10,023,051	100.00%
Allowance for credit losses-loans	(117,533)		(131,606)
Loans receivable, net	$9,737,374		$9,891,445

The following table shows the total loans exposure as of September 30, 2021 and December 31, 2020, to customer segment profiles that HTLF believes have been and could continue to be more heavily impact by COVID-19, dollars in thousands:

	As of September 30, 2021		As of December 31, 2020
Industry	Total Exposure(1)	% of Gross Exposure(1)	Total Exposure(1)	% of Gross Exposure(1)
Lodging	$519,567	3.87%	$539,434	4.38%
Retail trade	438,442	3.26%	465,980	3.78
Retail properties	394,430	2.94%	422,794	3.43
Restaurants and bars	234,840	1.75%	266,053	2.16
Total	$1,587,279	11.82%	$1,694,261	13.75%

(1) Total loans outstanding and unfunded commitments excluding PPP loans

While HTLF has seen overall improvement in customers' financial position since the onset of the COVID-19 pandemic, further economic disruption resulting from COVID-19 and its variants could make it difficult for some customers to repay the principal and interest on their loans. As of September 30, 2021, of the approximately $985.8 million of loans modified under COVID-19 relief programs, $945.3 million of loans have returned to full payment status and $23.0 million of loans remain in the original deferral status. Additional loan modifications have been made on approximately $17.5 million of loans in the portfolio, which are primarily interest-only payment modifications.

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting policies section of HTLF's Annual Report on Form 10-K for the year ended December 31, 2020.

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $131.5 million at September 30, 2021, which was 1.33% of loans as of September 30, 2021, compared to $146.9 million or 1.47% of loans at December 31, 2020. Excluding PPP loans, the allowance for lending related credit losses as a percentage of total loans was 1.39% and 1.62% as of September 30, 2021, and December 31, 2020, respectively. The following table shows, in thousands, the components of the allowance for lending related credit losses as of September 30, 2021, and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$94,033	72%	$102,398	70%
Qualitative	26,612	20	29,101	20
Economic Forecast	10,855	8	15,387	10
Total	$131,500	100%	$146,886	100%

Quantitative Allowance
The quantitative allowance decreased $8.4 million to $94.0 million or 72% of the total allowance for lending related credit losses at September 30, 2021, compared to $102.4 million or 70% of the total allowance at December 31, 2020. Positively impacting the quantitative allowance was a reduction of $181.3 million in nonpass loans and an increase of $291.5 million in government guaranteed loans, for which no provision expense is required, since year-end 2020. Included in the quantitative allowance for September 30, 2021, and December 31, 2020, were specific reserves of $10.7 million and $9.4 million, respectively.

Qualitative Allowance
The qualitative allowance totaled $26.6 million or 20% of the total allowance for lending related credit losses at September 30, 2021, compared to $29.1 million or 20% at December 31, 2020. Management assesses several risk factors in the qualitative calculation, and in making its assessment at September 30, 2021, decreased the level of qualitative adjustment based on improving market conditions and credit quality trends.

Economic Forecasting
The economic forecast allowance was $10.9 million or 8% of the total allowance for lending related credit losses at September 30, 2021, compared to $15.4 million or 10% of the total allowance for lending related credit losses at December 31, 2020. HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in the methodology. At September 30, 2021, Moody's September 7, 2021, baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period.

For the September 30, 2021 calculation, the economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for lingering economic headwinds, such as COVID-19 variants, supply chain challenges, and workforce shortages and wage pressures, that are yet to be resolved.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and nine- months ended September 30, 2021 and 2020, in thousands:

	Three Months Ended September 30,
	2021	2020
Balance at beginning of period	$120,726	$119,937
Provision (benefit) for credit losses	(4,448)	4,741
Recoveries on loans previously charged off	2,422	452
Charge-offs on loans	(1,167)	(21,753)
Balance at end of period	$117,533	$103,377
Allowance for credit losses for loans as a percent of loans	1.19%	1.14%
Annualized ratio of net charge offs/(recoveries) to average loans	(0.05)%	0.92%

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$131,606	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	—	12,071
Adjusted balance at January 1, 2020	131,606	82,466
Provision (benefit) for credit losses	(10,898)	49,613
Recoveries on loans previously charged off	3,615	2,916
Charge-offs on loans	(6,790)	(31,618)
Balance at end of period	$117,533	$103,377

Allowance for credit losses for loans as a percent of loans	1.19%	1.14%
Annualized ratio of net charge offs to average loans	0.04%	0.43%

The allowance for credit losses for loans totaled $117.5 million at September 30, 2021, compared to $131.6 million at December 31, 2020, and $103.4 million at September 30, 2020. The allowance for credit losses for loans at September 30, 2021, was 1.19% of loans compared to 1.31% of loans at December 31, 2020. The following items have impacted the allowance for credit losses for loans for the nine months ended September 30, 2021:
•Provision benefit of $10.9 million, which was primarily attributable to improved macroeconomic factors compared to prior periods.
•Net charge offs for the first nine months of 2021 totaled $3.2 million compared to $28.7 million for the first nine months of 2020, which was a decrease of $25.5 million or 89%.
•Since year-end 2020, nonpass loans decreased $181.3 million, and government guaranteed loans increased $291.5 million, for which no provision expense is required.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Balance at beginning of period	14,002	17,392
Provision (benefit) for credit losses	(35)	(3,062)
Balance at end of period	$13,967	$14,330

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1, 2020	15,280	13,852
Provision (benefit) for credit losses	(1,313)	478
Balance at end of period	$13,967	$14,330

The allowance for unfunded commitments totaled $14.0 million as of September 30, 2021, compared to $15.3 million as of December 31, 2020, and $14.3 million as of September 30, 2020. Unfunded commitments increased $336.5 million to $3.58 billion at September 30, 2021 compared to $3.25 billion at December 31, 2020. Included in the increase of unfunded commitments was $35.9 million of commitments related to 100% government guaranteed lending, for which no provision expense was required.

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

The nonpass loans totaled $901.4 million or 9.15% of total loans as of September 30, 2021 compared to $1.08 billion or 10.80% of total loans as of December 31, 2020. As of September 30, 2021, the nonpass loans consisted of approximately 54% watch loans and 46% substandard loans. The percent of nonpass loans on nonaccrual status as of September 30, 2021, was 9%.

Included in the nonpass loans at September 30, 2021 were $52.5 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	September 30,		December 31,
	2021	2020	2020	2019
Nonaccrual loans	$82,375	$79,040	$87,386	$76,548
Loans contractually past due 90 days or more	861	1,681	720	4,105
Total nonperforming loans	83,236	80,721	88,106	80,653
Other real estate	4,744	5,050	6,624	6,914
Other repossessed assets	166	130	240	11
Total nonperforming assets	$88,146	$85,901	$94,970	$87,578
Performing troubled debt restructured loans(1)	$1,817	$11,818	$2,370	$3,794
Nonperforming loans to total loans	0.84%	0.89%	0.88%	0.96%
Nonperforming assets to total loans plus repossessed property	0.89	0.94	0.95	1.05
Nonperforming assets to total assets	0.46	0.55	0.53	0.66

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

The schedules below summarize the changes in nonperforming assets during the three and nine months ended September 30, 2021, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2021	$85,365	$6,314	$50	$91,729
Loan foreclosures	(1,711)	1,545	166	—
Net loan charge-offs	1,255	—	—	1,255
New nonperforming loans	6,908	—	—	6,908
Reduction of nonperforming loans(1)	(8,581)	—	—	(8,581)
OREO/Repossessed assets sales proceeds	—	(3,146)	(27)	(3,173)
OREO/Repossessed assets writedowns, net	—	31	(23)	8
September 30, 2021	$83,236	$4,744	$166	$88,146
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2020	$88,106	$6,624	$240	$94,970
Loan foreclosures	(3,115)	2,713	402	—
Net loan charge-offs	(3,175)	—	—	(3,175)
New nonperforming loans	29,833	—	—	29,833
Reduction of nonperforming loans(1)	(28,413)	—	—	(28,413)
OREO/Repossessed assets sales proceeds	—	(4,712)	(320)	(5,032)
OREO/Repossessed assets writedowns, net	—	119	(156)	(37)
September 30, 2021	$83,236	$4,744	$166	$88,146

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $6.8 million or 7% to $88.1 million or 0.46% of total assets at September 30, 2021, compared to $95.0 million or 0.53% of total assets at December 31, 2020. Nonperforming loans were $83.2 million at September 30, 2021, compared to $88.1 million at December 31, 2020, which represented 0.84% and 0.88% of total loans at September 30, 2021, and December 31, 2020, respectively. At September 30, 2021, approximately $49.6 million or 60% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to seventeen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $14.1 million at September 30, 2021, compared to $14.6 million at December 31, 2020.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 40% and 35% of total assets at September 30, 2021, and December 31, 2020, respectively. Total securities carried at fair value as of September 30, 2021, were $7.45 billion, an increase of $1.32 billion or 22% from $6.13 billion at December 31, 2020.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of September 30, 2021, and December 31, 2020, in thousands:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
U.S. treasuries	$1,013	0.01%	$2,026	0.03%
U.S. agencies	35,033	0.46	166,779	2.65
Obligations of states and political subdivisions	1,908,819	25.05	1,724,066	27.40
Mortgage-backed securities - agency	2,371,264	31.12	1,355,270	21.54
Mortgage-backed securities - non-agency	1,627,903	21.37	1,449,116	23.03
Commercial mortgage-backed securities - agency	127,861	1.68	174,153	2.77
Commercial mortgage-backed securities - non-agency	561,667	7.37	252,767	4.02
Asset-backed securities	877,646	11.52	1,069,266	16.99
Corporate bonds	3,294	0.04	3,742	0.06
Equity securities with a readily determinable fair value	20,790	0.27	19,629	0.31
Other securities	83,332	1.11	75,253	1.20
Total securities	$7,618,622	100.00%	$6,292,067	100.00%

HTLF's securities portfolio had an expected modified duration of 5.31 years as of September 30, 2021, compared to 5.52 years as of December 31, 2020.

At September 30, 2021, HTLF had $83.3 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $16.02 billion as of September 30, 2021, compared to $14.98 billion at December 31, 2020, an increase of $1.04 billion or 7%. Growth in non-time deposits during the first nine months of 2021 was positively impacted by payments related to federal government stimulus programs and other COVID-19 relief programs.

The following table shows the changes in deposit balances by deposit type since year-end 2020, in thousands:

	September 30, 2021	December 31, 2020	Change	% Change
Demand deposits	$6,537,722	$5,688,810	$848,912	15%
Savings deposits	8,416,204	8,019,704	396,500	5
Time deposits	1,068,317	1,271,391	(203,074)	(16)
Total	$16,022,243	$14,979,905	$1,042,338	7%

The table below presents the composition of deposits by category as of September 30, 2021, and December 31, 2020, in thousands:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Demand	$6,537,722	40.80%	$5,688,810	37.98%
Savings	8,416,204	52.53	8,019,704	53.54
Time	1,068,317	6.67	1,271,391	8.48
Total	$16,022,243	100.00%	$14,979,905	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2021, and December 31, 2020, in thousands:

	September 30, 2021	December 31, 2020	Change	% Change
Securities sold under agreement to repurchase	$126,293	$118,293	$8,000	7%
Federal funds purchased	2,300	2,100	200	10
Advances from the FHLB	40,000	—	40,000	—
Advances from the federal discount window	90,000	35,000	55,000	157%
Other short-term borrowings	7,027	12,479	(5,452)	(44)
Total	$265,620	$167,872	$97,748	58%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings was $265.6 million at September 30, 2021, compared to $167.9 million at December 31, 2020, an increase of $97.7 million or 58%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $126.3 million at September 30, 2021, compared to $118.3 million at December 31, 2020, an increase of $8.0 million or 7%.
HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2021. This revolving credit line agreement, which has $75.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first nine months of 2021, and the outstanding balance was $0 at both September 30, 2021, and December 31, 2020.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of September 30, 2021, and December 31, 2020, in thousands:

	September 30, 2021	December 31, 2020	Change	% Change
Advances from the FHLB	$928	$1,018	$(90)	(9)%
Trust preferred securities	147,074	146,323	751	1
Note payable to unaffiliated bank	—	44,417	(44,417)	(100)
Contracts payable for purchase of real estate and other assets	1,593	1,983	(390)	(20)
Subordinated notes	222,170	74,429	147,741	198
Paycheck Protection Program Liquidity Fund	—	188,872	(188,872)	(100)
Total	$371,765	$457,042	$(85,277)	(19)%

As of September 30, 2021, the amount of other borrowings was $371.8 million, a decrease of $85.3 million or 19% since year-end 2020.

Each of HTLF's subsidiary banks had been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"). The PPPLF program ended on July 31, 2021, and at September 30, 2021, all advances had been repaid.
On September 8, 2021, HTLF closed its public offering of $150.0 million aggregate principal amount of its 2.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "subordinated notes"). The net proceeds of the subordinated notes totaled $147.6 million. The notes were registered under HTLF’s effective shelf registration statement and qualify as Tier 2 capital for regulatory purposes. The net proceeds are expected to be used for general corporate purposes, which may include, without limitation, providing capital to support HTLF's organic growth or growth through strategic acquisitions, financing investments, capital expenditures, investments in the subsidiary banks as regulatory capital, and repaying indebtedness. The subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. The subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026.

HTLF has a non-revolving credit facility with an unaffiliated bank, and at September 30, 2021, no balance was outstanding on this non-revolving credit line compared to $44.4 million outstanding at December 31, 2020. The decrease in this non-revolving credit line was primarily attributable to a paydown of $20.3 million in conjunction with the renewal of the credit line in the second quarter of 2021, and the remainder was repaid with proceeds from the subordinated notes issued in September 2021. At September 30, 2021, $3.5 million of borrowing capacity was available on this non-revolving credit facility, of which no balance was drawn.

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of September 30, 2021, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2021(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	2.87%	03/17/2034	12/17/2021
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.46	04/07/2036	01/07/2022
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.60	09/15/2037	12/15/2021
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.60	09/01/2037	12/01/2021
Morrill Statutory Trust I	9,252	12/19/2002	3.25% over LIBOR	3.38	12/26/2032	12/26/2021
Morrill Statutory Trust II	8,948	12/17/2003	2.85% over LIBOR	2.97	12/17/2033	12/17/2021
Sheboygan Statutory Trust I	6,681	09/17/2003	2.95% over LIBOR	3.07	09/17/2033	12/17/2021
CBNM Capital Trust I	4,496	09/10/2004	3.25% over LIBOR	3.37	12/15/2034	12/15/2021
Citywide Capital Trust III	6,536	12/19/2003	2.80% over LIBOR	2.93	12/19/2033	01/23/2022

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2021(1)	Maturity Date	Callable Date
Citywide Capital Trust IV	4,396	09/30/2004	2.20% over LIBOR	2.33	09/30/2034	11/23/2021
Citywide Capital Trust V	12,142	05/31/2006	1.54% over LIBOR	1.66	07/25/2036	12/15/2021
OCGI Statutory Trust III	3,010	06/27/2002	3.65% over LIBOR	3.78	09/30/2032	12/30/2021
OCGI Capital Trust IV	5,441	09/23/2004	2.50% over LIBOR	2.62	12/15/2034	12/15/2021
BVBC Capital Trust II	7,268	04/10/2003	3.25% over LIBOR	3.38	04/24/2033	01/24/2022
BVBC Capital Trust III	9,359	07/29/2005	1.60% over LIBOR	1.73	09/30/2035	12/30/2021
Total trust preferred costs	147,119
Less: deferred issuance costs	(45)
	$147,074

(1) Effective weighted average interest rate as of September 30, 2021, was 2.46%

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2021	16.01%	12.28%	11.40%	8.60%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,613,274	$12,613,274	$12,613,274	N/A
Average assets	N/A	N/A	N/A	$18,005,817

December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average assets	N/A	N/A	N/A	$15,531,884

At September 30, 2021, and December 31, 2020, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $761.7 million and $736.5 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $510.2 million and $500.9 million at

September 30, 2021, and December 31, 2020, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2021, and December 31, 2020, commitments to extend credit aggregated $3.88 billion and $3.26 billion, respectively. Standby letters of credit aggregated $58.9 million at September 30, 2021, and $73.2 million at December 31, 2020.

At September 30, 2021, and December 31, 2020, HTLF's banks had $734.1 million and $607.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2020. On July 1, 2021, HTLF and Fiserv Solutions, LLC executed a master agreement that replaced an existing license and service agreement between HTLF and Fiserv Solutions, LLC. The agreement was filed as an exhibit to HTLF's Quarterly Report on Form 10-Q for the period ended June 30, 2021. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

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

At September 30, 2021, HTLF had $327.4 million of cash and cash equivalents, time deposits in other financial institutions of $3.1 million and securities carried at fair value of $7.45 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of September 30, 2021, short-term borrowings outstanding totaled $265.6 million.

As of September 30, 2021, HTLF had $371.8 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At September 30, 2021, HTLF had $1.15 billion of borrowing capacity under these programs. Additionally, at September 30, 2021, HTLF had $1.01 billion of borrowing capacity at the Federal Reserve Banks' discount window.

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

At September 30, 2021, the parent company had cash of $230.8 million. Additionally, HTLF has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2021. The revolving credit agreement has $75.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2021. At September 30, 2021, $3.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which HTLF complied with as of September 30, 2021.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2021, and September 30, 2020, provided the following results, in thousands:

	2021		2020
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$503,448	(2.15)%	$441,039	(0.87)%
Base	514,512	—	444,918	—
Up 200 Basis Points	543,113	5.56	467,620	5.10
Year 2
Down 100 Basis Points	$462,454	(10.12)%	$420,920	(5.39)%
Base	494,746	(3.84)	435,536	(2.11)
Up 200 Basis Points	556,171	8.10	495,843	11.45

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

•During the three months ended September 30, 2021, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2021, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $103.1 million as of September 30, 2021, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

4.1
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated December 17, 2014 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 18, 2014)

4.2
Second Supplemental Indenture dated as of September 8, 2021 to the Indenture dated as of December 17, 2014 between Heartland Financial USA, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated September 8, 2021)

4.3		Form of Global Note representing the Securities (included in Exhibit 4.1)

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) Filed or furnished herewith

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

Dated: November 5, 2021