Form 10-K
period 2021-12-31
HEARTLAND FINANCIAL USA INC
filed 2022-02-24
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,898,763,868.
As of February 23, 2022, the Registrant had issued and outstanding 42,278,047 shares of common stock, $1.00 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity." "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Annual Report on Form 10-K, include, among others:
•Coronavirus Disease 2019 ("COVID-19") Pandemic Risks, including risks related to the ongoing COVID-19 pandemic and measures enacted by the U.S. federal and state governments and adopted by private businesses in response to the COVID-19 pandemic;
•Economic and Market Conditions Risks, including risks related to the deterioration of the U.S. economy in general and in the local economies in which HTLF conducts its operations and future civil unrest, natural disasters, pandemics, persistent inflation, supply chain issues, labor shortages, terrorist threats or acts of war;
•Credit Risks, including risks of increasing credit losses due to deterioration in the financial condition of HTLF's borrowers, changes in asset and collateral values and climate and other borrower industry risks, which may impact the provision for credit losses and net charge-offs;
•Liquidity and Interest Rate Risks, including the impact of capital market conditions, rising interest rates and changes in monetary policy on our borrowings and net interest income;
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

However, there can be no assurance that other factors not currently anticipated by HTLF will not materially and adversely affect HTLF’s business, financial condition and results of operations. In addition, many of these risks and uncertainties are currently amplified by and may continue to be amplified by the COVID-19 pandemic and the impact of varying governmental responses that affect HTLF’s customers and the economies where they operate. Additionally, all statements in this Annual Report on Form 10-K, including forward-looking statements, speak only as of the date they are made. HTLF does not undertake and specifically disclaims any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or to otherwise update any statement in light of new information or future events. Further information concerning HTLF and its business, including additional factors that could materially affect HTLF’s financial results, is included in HTLF’s filings with the Securities and Exchange Commission (the "SEC").

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all of its subsidiaries and affiliates referred to herein as "HTLF," "we," "us," or "our") is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. HTLF's headquarters are located at 1398 Central Avenue, Dubuque, Iowa. Our website address is www.htlf.com. You can access, free of charge, our filings with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2022 Annual Shareholders Meeting to be held on May 18, 2022, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2021, HTLF had total assets of $19.27 billion, total loans held to maturity of $9.95 billion and total deposits of $16.42 billion. HTLF’s total stockholders' equity as of December 31, 2021, was $2.18 billion. Net income available to common stockholders for 2021 was $211.9 million.

HTLF conducts a community banking business through eleven independently branded and chartered community banks (collectively, the "Banks") operating in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Each Bank serves a separate state banking market, with the exception of Kansas and Missouri which constitute a single banking market (collectively the "Bank Markets"). In the fourth quarter of 2021, HTLF completed evaluating the consolidation of its eleven bank charters as part of its ongoing efforts to improve operational efficiency. As a result, the HTLF Board of Directors approved a plan to consolidate its eleven bank charters into a single Colorado based charter, named "HTLF Bank," that will continue to operate under separate bank brands in each Bank Market. The plan is subject to regulatory approval. The consolidation project is underway and is expected to take 18-24 months to complete.

All Banks are insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). Listed below are the Banks and their respective Bank brands, which, as of the date of this Annual Report on Form 10-K, operate a total of 129 banking locations:
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

Dubuque Bank and Trust Company also has two wholly-owned non-bank subsidiaries:
•DB&T Insurance, Inc., a multi-line insurance agency, with one wholly-owned subsidiary:
◦Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency that provides online insurance products to consumers and small business clients in Bank Markets.
•DB&T Community Development Corp., a community development company with the primary purpose of partnering in low-income housing and historic rehabilitation projects.

HTLF uses the "HTLF" brand to refer to Parent Company activities and operations and certain limited common products and services offered by all Banks, such as HTLF Retirement Plan Services. In addition, the relationship of each Bank to HTLF is communicated using the phrase "Powered by HTLF".

In addition, as of December 31, 2021, HTLF had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II and BVBC Capital Trust III. All of HTLF’s subsidiaries were wholly owned as of December 31, 2021.

The principal business of our Banks consists of making loans to and accepting deposits from businesses and consumers. Our Banks provide full service commercial and consumer banking in their communities. Both our loans and our deposits are generated primarily through strong banking knowledge and customer relationships, guided by management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, small business, agricultural, real estate mortgage, consumer, and credit cards for commercial, business and personal use.

We enhance the customer-centric local services in our Bank Markets with a full complement of value-added services, including wealth management, investment, retirement plan and insurance services. We provide contemporary technology solutions that provide our customers convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, credit and debit cards and automated teller machines.

Business Model and Operating Philosophy
HTLF’s operating philosophy is to maximize the benefits of a community banking model by:
1.Creating strong community ties through customer-centric local bank delivery of products and services.
•Deeply rooted local management and boards
•Local community knowledge and relationships
•Local decision-making
•Locally recognized brands
•Commitment to an exceptional customer experience

2.Providing extensive banking services to increase revenue.
•Full range of commercial products and services, including government guaranteed lending and treasury management services
•Private client services, including investment management, trust, retirement plans and brokerage and investment services
•Convenient and competitive consumer products and services
•Residential mortgage origination and referrals
•Providing added client value through consultative relationship building
•Supporting the needs of growing customers by sharing credits across our combined banking organization
•Specialized industries division providing middle-market lending expertise

3.Centralizing back-office operations for efficiency.
•Leverage expertise across all Banks
•Contemporary technology for account processing and delivery systems
•Efficient back-office support for loan processing and deposit operations
•Centralized customer relationship management systems
•Centralized loan underwriting and collections

•Centralized loss management and risk analysis
•Centralized support for other professional services, including human resources, marketing, legal, compliance, finance, administration, internal audit, risk management, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks" or large regional banks. While we are committed to a community banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. Although each of our Banks currently operate under the direction of its own board of directors, we have standard operating policies regarding asset/liability management, liquidity management, risk management, investment management, lending and deposit structure management, information technology management and security management.

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in HTLF. We have established ownership guidelines for our directors. We also have a stock compensation plan and an employee stock purchase plan.

We are deeply committed to our communities by encouraging the active participation of our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Acquisition and Branch Optimization Strategies
HTLF continues to seek opportunities for growth through acquisitions, capitalizing on an established record of successful transactions. HTLF's acquisition strategy is to augment organic growth by focusing on acquisition targets that compliment or supplement our current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets. In addition to acquisitions of established financial institutions, primarily commercial banks, HTLF is exploring acquisitions of fee income businesses that compliment and build on our existing fee income businesses or support and complement our existing lines of business. HTLF is also exploring the expansion of its lending products and services through the acquisition of specialty lending, equipment finance, leasing and other services. All acquisition opportunities are evaluated using a range of financial and non-financial criteria, including earnings per share accretion, tangible equity earn back and internal rate of return.

In recent years, we have focused on markets with growth potential in the Midwestern, Southwestern and Western regions of the United States. Our strategy is to balance the growth in our Southwestern and Western Bank Markets with the stability of our Midwestern Bank Markets. The following table provides information about the implementation of HTLF's expansion strategy:

Year	Name	De Novo	Acquisition	Merged Into or Assets Purchased By
1988	Citizens Finance Co.(1)		X	N/A
1989	Key City Bank		X	Dubuque Bank and Trust Company
1991	Farley State Bank		X	Dubuque Bank and Trust Company
1992	Galena State Bank & Trust Co.		X	Illinois Bank & Trust (2015)
1994	First Community Bank(2)		X	Dubuque Bank and Trust Company (2011)
1995	Riverside Community Bank(3)	X		N/A
1997	Cottage Grove State Bank(4)		X	N/A
1998	New Mexico Bank & Trust	X		N/A
1999	Bank One Monroe (branch)		X	Wisconsin Bank & Trust
2000	First National Bank of Clovis		X	New Mexico Bank & Trust
2003	Arizona Bank & Trust	X		N/A
2004	Rocky Mountain Bank		X	N/A
2006	Summit Bank & Trust(5)	X		N/A
2006	Bank of the Southwest		X	Arizona Bank & Trust
2008	Minnesota Bank & Trust	X		N/A
2009	Elizabeth State Bank		X	Galena State Bank & Trust Co.(6)
2012	Liberty Bank, FSB (three branches)		X	Dubuque Bank and Trust Company
2012	First National Bank Platteville		X	Wisconsin Bank & Trust

Year	Name	De Novo	Acquisition	Merged Into or Assets Purchased By
2012	Heritage Bank, N.A.		X	Arizona Bank & Trust
2013	Morrill & Janes Bank and Trust Company		X	N/A
2013	Freedom Bank(7)		X	Illinois Bank & Trust (2014)
2015	Community Bank & Trust (Sheboygan)		X	Wisconsin Bank & Trust
2015	Community Bank (Santa Fe)		X	New Mexico Bank & Trust
2015	First Scottsdale Bank, N.A.		X	Arizona Bank & Trust
2015	Premier Valley Bank		X	N/A
2016	Centennial Bank(5)		X	Summit Bank & Trust(5)
2017	Founders Community Bank		X	Premier Valley Bank
2017	Citywide Banks		X	Centennial Bank and Trust(8)
2018	Signature Bank		X	Minnesota Bank & Trust
2018	First Bank & Trust		X	N/A
2019	Bank of Blue Valley		X	Morrill & Janes Bank and Trust Company(9)
2019	Rockford Bank and Trust Company		X	Illinois Bank & Trust
2020	Johnson Bank (4 branches)		X	Arizona Bank & Trust
2020	AimBank		X	First Bank & Trust(10)

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

Through organic growth and acquisitions, our goal is to reach at least $1 billion in assets in each of our Bank Markets. As of December 31, 2021, we have achieved this goal in nine of our eleven Bank Markets. Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, New Mexico Bank & Trust, Arizona Bank & Trust, Citywide Banks, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust each have assets over $1 billion.

Due to changes in our customers' banking preferences and behaviors as well as the competitive landscape, we have begun selectively selling, consolidating and closing branches. We have also selectively opened loan production offices in certain growth markets. We anticipate these strategic activities will provide additional resources to support our investments in areas that improve our customer experiences and fuel our organic growth. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in the future.

Primary Business Lines
General
We are engaged in the business of community banking, with the expertise to serve a wide range of businesses and the scale to compete at many levels. Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. Each Bank can also leverage a centralized team of middle-market lenders with expertise in specific industries and loan structures. We have a broad customer base and are not dependent upon a single or a few customers. We provide a contemporary menu of traditional and non-traditional service channels including online banking, mobile banking and telephone banking. Our Banks provide a comprehensive suite of banking products and services comprised of competitively priced deposit and credit offerings, along with treasury management, wealth management, retirement plan services and insurance services.

Our bankers actively solicit the business of established and new businesses in their respective business communities. We believe that the Banks are successful in attracting new customers in their markets through knowledgeable bankers, professional high-touch service, a suite of comprehensive banking products and services, competitive pricing, credit facilities, convenient locations and proactive communications. Our primary lines of business are described below.

Commercial Banking
Our Banks have a strong commercial loan base generated primarily through strong reputations, business networks and personal relationships in the communities they serve. The current portfolios in each Bank Market reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes. Commercial real estate loans, which include owner occupied and non-owner occupied real estate loans, are generally term loans originated for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis when warranted by the overall financial condition of the borrower. Generally, terms of commercial and commercial real estate loans range from one to five years.

Commercial bankers provide a consultative customer-centric approach utilizing the comprehensive suite of banking products and services to deliver tailored solutions to the client in an organized and efficient manner both for the client and the bank. Bankers are knowledgeable and experienced in providing consultative solutions to clients to assist them in accomplishing their business strategies and objectives. The suite of banking products and services offered are highly competitive and can be tailored to fit the objectives of the client.

Closely integrated with our lending activities is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Our treasury management services have five basic functions:
•collection;
•disbursement;
•management of cash;
•information reporting; and
•fraud prevention.

Our treasury management services suite includes online banking and bill payment, automated clearing house ("ACH") services, wire transfer, zero balance accounts, transaction reporting, lock box services, remote deposit capture, accounts receivable solutions, commercial purchasing cards, merchant credit card services, investment sweep accounts, reconciliation services, foreign exchange and several fraud prevention services, including check and electronic positive pay services.

Many of the businesses in the communities we serve are small to middle market businesses, and commercial lending to these businesses has been, and continues to be, an emphasis for the Banks. The table below shows the certifications granted to the Banks from the United States Small Business Administration ("SBA").

Bank	SBA Express Lender	SBA Preferred Lender	SBA Export Express
Dubuque Bank and Trust Company	X
Illinois Bank & Trust	X
Wisconsin Bank & Trust	X	X
New Mexico Bank & Trust	X	X	X
Arizona Bank & Trust	X
Rocky Mountain Bank	X	X
Citywide Banks	X	X
Minnesota Bank & Trust	X
Bank of Blue Valley	X	X	X
Premier Valley Bank	X	X	X
First Bank & Trust	X	X

Our Banks participated in the Paycheck Protection Program ("PPP"), originally created by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and later expanded with the adoption of the Paycheck Protection Program Flexibility Act (the "PPFA") and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the "Economic Aid Act"). PPP loans provided small businesses with funding to maintain payroll and cover certain other overhead expenses. PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero-risk rating for regulatory capital purposes, and because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Lenders in each Bank Market are complimented by HTLF Specialized Industries, a centralized team of middle-market lenders focused on specific industries and more complex loan structures. The expertise of this team includes the commercial real estate, healthcare, and food and agribusiness industries, as well as syndications and franchise finance.

With the oversight of our centralized credit administration group, our credit risk management process is governed by our commercial and consumer loan policies which establish a framework for credit and underwriting standards across the company. Our loan policies establish underwriting standards in alignment with safe and sound credit decision making and in accordance with regulatory guidelines as applicable to our portfolio (e.g., Real Estate Lending Standards, Supervisory Loan-to-Value Limits). Centralized staff in credit administration assist our commercial and agricultural lending officers in the analysis, underwriting of credit and facilitation of the credit approval process.

In addition to the lending personnel of the Banks, our internal loan review department validates credit risk rating accuracy and analyzes the credit risk of the Banks. To reduce the risk of loss, we have processes to help identify problem loans early, and we work with customers and aggressively seek resolution of credit problems.

HTLF has a special assets group which focuses on providing guidance to our customers and resolving problem assets. In 2020, we added additional personnel and resources to the special assets group in response to the economic changes caused by the COVID-19 pandemic. Commercial or agricultural loans in a default or workout status are assigned to the special assets group. Special assets personnel are also responsible for marketing repossessed properties and meet with representatives from each Bank on a quarterly basis.

Small Business Banking
HTLF's Small Business Lending Center is dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products and services. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit and loan offerings and convenient electronic banking services, as well as retirement plan services. The Banks have designated business bankers and branch managers that serve the distinct banking needs of this customer segment.

Agricultural Loans
Agricultural loans are emphasized by those Banks with operations in and around rural areas, including Dubuque Bank and Trust Company, Premier Valley Bank, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville branches, New Mexico Bank & Trust’s Clovis banking offices, Bank of Blue Valley's northeast Kansas banking offices, and First Bank & Trust. Agricultural loans constituted approximately 8% of our total loan portfolio at December 31, 2021. In making agricultural loans, we have policies designating a primary lending area for each Bank, in which a majority of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

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

In underwriting agricultural loans, the lending officers of the Banks work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. The Banks also work closely with governmental agencies, including the United States Department of Agriculture ("USDA") and the Farm Services Agency ("FSA"), to help agricultural customers obtain credit enhancement products such as loan guarantees, interest assistance and crop insurance.

Residential Real Estate Mortgage Lending
With our acquisition in 2018 of First Bank & Trust in Lubbock, Texas, we acquired its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation ("PrimeWest"). PrimeWest, which was merged into First Bank & Trust in April 2020, provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of our customers in many of our Bank Markets. First Bank & Trust services the loans it sells into the secondary market, and at December 31, 2021, residential real estate mortgage loans serviced, primarily for government sponsored entities ("GSE"), totaled $723.3 million. The Banks also provide mortgage loans to their customers that are retained and serviced by the originating Bank and, at December 31, 2021, totaled $829.3 million for all the Banks combined.

Consumer Banking
A wide variety of consumer banking services are delivered through our branches. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs") and consumer credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity loans and personal lines of credit.

Our Banks continue to enhance our consumer banking experience through the addition of secure electronic banking options including online account opening and mobile banking. Our consumer banking customers receive high-touch service in our branches and further enjoy the convenience of online bill pay, 24-hour ATM availability, mobile deposit, and 24-hour access to account detail. As technology advances, we are committed to offering our customers the convenience of online, ATM and mobile delivery channels in a secure manner.

Wealth Management and Retirement Plan Services
In most Banks Markets, wealth management, trust, and securities brokerage services are offered. HTLF also specializes in retirement plan services, offering qualified retirement plan recordkeeping, administration and advice to business clients, including 401(k), 403(b) and profit sharing plans. As of December 31, 2021, total trust assets under management were $3.79 billion.

HTLF has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at the majority of the Banks. Through LPL Financial, HTLF offers a full array of investment services including mutual funds, annuities, individual retirement products, education savings products, and brokerage services.

Insurance Services
Vehicle, property and casualty, life and disability insurance are also offered by HTLF through DB&T Insurance, Inc. and Heartland Financial USA, Inc. Insurance Services, a multi-line insurance agency that provides online insurance products to consumers and small businesses.

B.      MARKET AREAS

HTLF is a geographically diversified company with a Midwestern, Western and Southwestern franchise, which balances the risk of regional economic fluctuations. In general, we view our Midwest Bank Markets as stable with slower growth prospects and the West and Southwest as offering greater opportunities for growth accompanied by the potential of wider economic swings. The following table sets forth certain information about the offices and total deposits of each of the Banks and Bank Markets as of December 31, 2021, dollars in thousands:

Charter State	Bank Name	Total Deposits	Banking Locations	Market Areas Served
IA	Dubuque Bank and Trust Company	$1,750,071	6	Dubuque MSA
			1	Des Moines MSA
IL	Illinois Bank & Trust	$1,496,262	5	Rockford MSA
			2	Galena
			2	Jo Daviess County
WI	Wisconsin Bank & Trust	$1,070,161	3	Madison MSA
			1	Green Bay MSA
			5	Sheboygan MSA
			1	Grant County
			1	Green County
			1	Milwaukee County
NM	New Mexico Bank & Trust	$2,308,939	9	Albuquerque MSA
			3	Clovis MSA
			2	Santa Fe MSA
			2	Colfax County
			1	Guadalupe County
			1	Los Alamos County
			2	Quay County
			2	Rio Arriba County
			1	Union County
			1	Dallam County, TX
AZ	Arizona Bank & Trust	$1,768,793	9	Phoenix MSA
MT	Rocky Mountain Bank	$640,757	2	Billings MSA
			2	Flathead County
			1	Gallatin County
			1	Jefferson County
			1	Ravalli County
			1	Sanders County
			1	Sheridan County
CO	Citywide Banks	$2,291,912	11	Denver MSA
			1	Arapahoe County
			2	Boulder County
			1	Eagle County
			1	Grand County
			4	Jefferson County
MN	Minnesota Bank & Trust	$719,489	2	Minneapolis/St. Paul MSA

Charter State	Bank Name	Total Deposits	Banking Locations	Market Areas Served
KS	Bank of Blue Valley	$1,179,294	7	Kansas City MSA
			1	Atchison County
			2	Brown County
CA	Premier Valley Bank	$1,051,286	1	Fresno MSA
			1	Madera County
			1	Mariposa County
			2	San Luis Obispo County
			1	Tuolumne County
TX	First Bank & Trust	$2,397,350	8	Lubbock MSA
			1	Bailey County
			1	Ector County
			1	Gray County
			1	Hockley County
			1	Lamb County
			1	Midland County
			1	Mitchell County
			1	Parmer County
			1	Potter County
			1	Roberts County
			1	Scurry County
			1	Taylor County
			1	Wheeler County
			1	Yoakum County

C.  COMPETITION

We face direct competition for deposits, loans and other financial related services. To compete effectively, develop our market share, maintain flexibility and keep pace with changing consumer preferences, business and economic conditions, we continuously refine and develop our banking personnel, products and services. We have found the principal methods of competing in the financial services industry are through personal service, product selection, convenience and technology.

Our Bank Markets are highly competitive, and our competitors are comprised of other commercial banks, credit unions, thrifts, stock brokers, mutual fund companies, mortgage companies and loan production offices, insurance companies and online providers and other non-bank financial service companies, including fintech companies. Some of these competitors are local, while others are regional, national or global.

Technological advances have made it possible for our competitors, including nonbank competitors, to offer products and services that traditionally were exclusively banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits.

We believe we are well positioned to compete for loans effectively through the array and quality of the credit products and services we provide, and the high-touch, customer-centric way in which we provide them. We invest in building long-lasting customer relationships, and our strategy is to serve our customers above and beyond their expectations through excellence in customer service and providing banking solutions that are tailored to our customers’ needs. We believe that our long-standing presence and commitment to the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining commercial and consumer customers. We continue to attract deposit-oriented customers by offering personal attention, combined with contemporary electronic banking convenience, professional service and competitive interest rates. The breadth of our product suite, coupled with our superior customer service, allows us to compete favorably with our larger competitors.

D. HUMAN CAPITAL

People are our most valuable asset. They are critical in providing the high quality of service and knowledge our clients deserve. Accordingly, the attraction and retention of qualified, engaged and diverse employees is critical to HTLF’s success and the growth and preservation of long term client relationships. HTLF is committed to placing a primary focus on our associates' interest as part of our evolving our human capital strategy. In 2021, we had 93% of employees participate in our annual employee engagement survey, and we achieved our highest average engagement score since inception of the survey process in 2017. On December 31, 2021, HTLF employed 2,249 full-time equivalent employees.

COVID-19 Relief
As the COVID-19 pandemic advanced throughout the year, and in spite of the challenges presented by COVID-19 variants, our employees' and customers' health and safety remained top of mind as our employees rose to the challenges of serving our customers.
•HTLF continued a limited "pandemic pay" program for 2021, which helped to reduce employee financial hardship when they needed to stay remote due to COVID-19 exposures during the first year of the pandemic. This additional pay program will not continue in 2022.
•HTLF continues to provide preventative health care coverage at 100%, virtual medical care options and supplement employees health savings accounts to make sure they stay healthy while social distancing.
•HTLF continues to promote the Employee Assistance Program to support employees and their families with the stress and mental health strain of the pandemic.

In anticipation of some moderation of the effects of the COVID-19 pandemic on the workplace and employees, HTLF planned for the return to work of most employees on work from home status in response to the pandemic. Return to work and related office utilization planning was adjusted from pre-pandemic models to accommodate a mix of in office and hybrid work schedules as well as some continued remote working arrangements.

Recruitment and Retention
In response to growing expectations of hybrid and remote working options, near full employment and wage pressure we strengthened our employee recruitment and retention efforts. With the increased demand for talent, HTLF deployed enhanced recruitment strategies and expanded our recruiting capacity. Given these challenges, our 2021 net voluntary turnover ratio was 20.18%, excluding acquired employees, which was an increase of 4.44% over our 2020 rate of 15.74% in a year that has been labeled as "the great resignation". Increasing wage pressures also caused an increase in the compensation offered during the hiring process, with successful recruitment initiatives often requiring compensation above the mid-point. Overall hiring for 2021 totaled 984 positions, 728 filled externally and 256 internally. As of December 31, 2021, there were open requisitions for 90 positions.

Employee onboarding and training continues to be delivered virtually, which enables most new hires to be engaged faster and build their skill set to better serve our clients. HTLF delivers a culture session to all new hires to aide them in understanding the importance of who we are and the importance of living our mission, vision, and values.

Competitive Compensation and Benefits
We remain focused on providing market level compensation and benefit packages. HTLF instituted a minimum pay threshold of $15 per hour in all Bank Markets to compete with other businesses and banks for entry level talent. We also benchmark our compensation programs annually. Incentive arrangements are evaluated annually to ensure that we reward talent appropriately in exchange for their efforts in adding value for our customers. In 2021, we partnered with our compensation consultant to identify a move toward true market based pay versus the Hay method of job grading. We believe that there will continue to be significant market adjustments as greater pay transparency crosses our footprint. As a greater percentage of employees are working hybrid or remote, we will evaluate how the market will compensate individuals, whether it will be national or based on a geographic basis of an employee’s remote work or office location. HTLF continues to support employees with matching contributions to their 401(k) (approximately 95% employee participation), an employee stock purchase plan, and buy down of student debt in exchange for unused paid time off. Employees are also active participants in our wellness platform, which includes a weight loss program, smoking cessation program, a program offering tips on how to stay healthy and resources for home schooling. We offer comprehensive healthcare options including HTLF making annual health savings account contributions.

Investment in Employee Development
We invest in our talent and provide meaningful development opportunities. Our training programs start on the employee's first day with the basics of our culture and use of systems. There are more extensive programs for our Commercial and Consumer lending teams that educate them on products, services, sales and systems. Our goal is to help the employee acclimate quickly to HTLF so that they can focus on their role and servicing customers. In 2021, we initiated a manager training program that will roll out more extensively to seasoned and newly promoted managers in 2022. All employees participate in our annual compliance course work.

HTLF has implemented robust training for our consumer and commercial teams to enhance their ability to serve our customers using a values based approach.

Diversity and Inclusion
HTLF is committed to seeking diversity and inclusion at all levels of the organization beginning with our Board of Directors. Our diversity statement reflects both our current culture and what we aspire to be:

HTLF is unique and so are you. We all come from different backgrounds and experience that help shape our company values. Our values are rooted in the belief that respect, equality, and inclusiveness make us stronger together. The variety of experiences and lifestyles we bring to work every day provides insights that help us better understand each other and our customers.

HTLF's Chief Diversity & Inclusion Officer and Diversity Advisory Council were appointed to oversee, advise and connect Diversity, Equity, and Inclusion (DEI) activities to a broader business-driven, results-oriented strategy, as well as to align with our corporate values and the future of HTLF. The Diversity Advisory Council has engaged guest speakers to further the conversation as we work to educate our teams and enhance inclusiveness. The counsel is also establishing Employee Business Resource Groups and expanding the depth and breadth of our annual DEI reporting. In furtherance of our diversity and inclusion initiatives, executive and senior management also participated in diversity, equity and inclusion "listen and learn" sessions. We are in the process of implementing additional diversity and inclusion training for all employees and updating the onboarding process to enhance employee dialogue.

E.  SUPERVISION AND REGULATION

General
Financial institutions, their holding companies, and their affiliates are extensively regulated and supervised under federal and state law. As a result, the growth and earnings performance of HTLF may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations, supervisory expectations and policies of various bank regulatory authorities. Both the scope of the laws and regulations and the intensity of the supervision to which HTLF is subject have increased in recent years because of the increase in HTLF's asset size and other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. HTLF expects that its business will remain subject to extensive regulation and supervision. Further, the scope of regulation and the intensity of supervision will likely be higher under the Biden Administration, including increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators.

As a bank holding company with subsidiary banks chartered under the laws of eleven different states, HTLF is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Banks is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Arizona State Banking Department (the "Arizona Department"); the California Department of Business Oversight, Division of Financial Institutions (the "California Division"); the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"); the Illinois Department of Financial and Professional Regulation (the "Illinois DFPR"); the Iowa Superintendent of Banking (the "Iowa Superintendent"); the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"); the Minnesota Department of Commerce: Division of Financial Institutions (the "Minnesota Division"); the Montana Division of Banking and Financial Institutions (the "Montana Division"); the New Mexico Financial Institutions Division (the "New Mexico FID"); the Texas Department of Banking (the "Texas Division"); and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI").

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of HTLF and its subsidiaries and is intended primarily for the protection of the FDIC-

insured deposits and depositors, consumers, the stability of the financial system in the United States, and the health of the national economy, rather than stockholders.

Federal and state banking regulators regularly examine HTLF and its subsidiaries to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, HTLF and the Banks are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit HTLF’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect a subsidiary bank’s deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of HTLF.

The federal bank regulatory agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.

The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of the Banks and some of our other operating subsidiaries. Because each of the Banks currently has less than $10 billion in total consolidated assets, the FDIC, not the CFPB, is responsible for examining and supervising the Banks’ compliance with federal consumer protection laws and regulations. Should we receive regulatory approval and complete the consolidation of our Banks, we will become subject to the jurisdiction of the CFPB. Our non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to HTLF and its subsidiaries. Any change in the statutes, regulations or regulatory policies including changes in their interpretation or implementation, may have a material effect on the business of HTLF and its subsidiaries.

This section summarizes material elements of the regulatory framework that applies to HTLF and its subsidiaries. It does not describe all of the applicable statutes, regulations and regulatory policies that apply, nor does it disclose all of the requirements of the statutes, regulations and regulatory policies requirements that are described.

Regulation of HTLF

General
HTLF, as the sole shareholder of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Illinois Bank & Trust, Arizona Bank & Trust, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust, is a bank holding company. As a bank holding company, HTLF is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, HTLF is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where HTLF might not otherwise do so. In addition, since the Banks are under the common control of HTLF, the FDIC may look to the assets of the Banks to offset losses incurred as a result of the failure of one or more of the other Banks. Under the Dodd-Frank Act, the FDIC also has backup enforcement authority over a depository institution holding company, such as HTLF, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

Under the BHCA, HTLF is subject to examination by the Federal Reserve. Supervision and examinations are confidential, and the outcomes of these actions will not be made public. HTLF is also required to file with the Federal Reserve periodic reports of HTLF's operations and such additional information regarding HTLF and its subsidiaries as the Federal Reserve may require.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA may elect to operate as financial holding companies which may engage in, or own shares in companies engaged in, a wider range of nonbanking activities. As of the date of this Annual Report on Form 10-K, HTLF has not applied for approval to operate as a financial holding company.

Acquisitions, Activities and Change in Control
Acquisitions of HTLF’s voting stock above certain thresholds may be subject to prior regulatory notice or approval under applicable federal banking laws. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that can be acquired without regulatory approval or notice under the BHCA and the Change in Bank Control Act.

The BHCA generally requires the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of an additional bank or bank holding company, or to merge or consolidate with another bank holding company. The Bank Merger Act generally requires our subsidiary banks to obtain prior regulatory approval to merge or consolidate with, or acquire substantially all of the assets of or assume deposits of, another bank. We must also be well-capitalized and well-managed, in order to acquire a bank located outside of our home state, which is currently Iowa under the BHCA.

Capital Requirements
Bank holding companies and their subsidiary financial institutions are required to maintain minimum risk-based and leverage capital ratios, as well as a capital conservation buffer, pursuant to regulations adopted by the Federal Reserve and FDIC, as applicable, to implement the Basel III capital framework ("Basel III Rule"). These requirements include quantitative measures that assign risk weightings to assets and off-balance sheet items and define and set minimum regulatory capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that, if undertaken, could have a material adverse effect on the financial condition and results of operations of a bank holding company and its subsidiaries. Federal banking regulators are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital requirements. In addition to other potential actions, failure to meet regulatory capital requirements would result in limitations on capital distributions as well as executive bonuses. The Federal Reserve, FDIC and applicable state banking regulators may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. In addition, if a bank holding company is not well-capitalized, it will have difficulty engaging in acquisition transactions.

The regulations of the Federal Reserve and the FDIC as the primary regulator of state banks, separate capital into three components, Common Equity Tier 1 ("CET 1") capital, Tier 1 capital and Tier 2 capital, and test these capital components based on their ratio to assets and to "risk weighted assets." CET 1 capital consists of common stockholders' equity. Tier 1 capital generally consists of (a) common stockholders' equity, qualifying noncumulative preferred stock, and to the extent they do not exceed 25% of total Tier 1 capital, qualifying cumulative perpetual preferred stock and, for some institutions, trust preferred securities, and (b) among other things, goodwill and specified intangible assets, credit enhancing strips and investments in unconsolidated subsidiaries. Tier 2 capital includes, to the extent not in excess of Tier 1 capital, the allowance for credit losses, other qualifying perpetual preferred stock, certain hybrid capital instruments, qualifying term subordinated debt and certain trust preferred securities not otherwise included in Tier 1 capital. Risk weighted assets include the sum of specific assets of an institution multiplied by risk weightings for each asset class.

The Basel III Rule generally requires that CET 1 capital include the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, but allow institutions, such as HTLF, to make a one-time election not to include those effects. HTLF and its Banks elected not to include the effects of other comprehensive income in CET 1 capital.

If an institution grows beyond $15 billion in assets as a result of mergers or acquisitions, it loses its ability to include trust preferred securities in Tier 1 capital. Previously issued trust preferred securities are excluded from Tier 1 capital but remain included in Tier 2 capital. HTLF had $19.27 billion of assets as of December 31, 2021, and reclassified $147.3 million of trust preferred securities from Tier 1 capital to Tier 2 capital.

Under the Basel III Rule, HTLF and the Banks are required to comply with a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 4.0%. The Basel III Rule also requires HTLF and the Banks to maintain a capital conservation buffer of 2.5% on top of the minimum risk-weighted asset ratios designed to absorb losses during periods of economic stress and composed entirely of common equity Tier 1 capital.

The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums that HTLF and the Banks must satisfy.

Ratio	Entity	Minimum Regulatory Capital Ratio %	Minimum Ratio + Capital Buffer %(1)	Well-Capitalized Minimum %(2)
CET 1 risk-based capital	Consolidated	4.50	7.00	N/A
	Bank	4.50	7.00	6.50
Tier 1 risk-based capital	Consolidated	6.00	8.50	6.00
	Bank	6.00	8.50	8.00
Total risk-based capital	Consolidated	8.00	10.50	10.00
	Bank	8.00	10.50	10.00
Tier 1 leverage ratio	Consolidated	4.00	N/A	N/A
	Bank	4.00	N/A	5.00

(1) Reflects a capital conservation buffer of 2.5%
(2) Reflects the well-capitalized standard applicable to HTLF under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Banks.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. In addition, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on HTLF’s or the Banks’ ability to pay dividends or otherwise distribute capital. See the discussion of "Capital Resources" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2021, HTLF had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies.

Stress Testing
The Dodd-Frank Act requires certain institutions to conduct an annual "stress test" of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios. The Economic Growth, Regulatory Relief and Consumer Protection Act (the "Economic Growth Act") raised the asset threshold for institutions subject to these stress testing requirements from $10 billion in average total consolidated assets to $100 billion for bank holding companies. As a result, HTLF, as well as its Banks, are no longer subject to the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") stress testing requirements or any requirement to publish the results of stress testing. Despite elimination of this requirement, HTLF continues to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.

Dividend Payments
HTLF's ability to pay dividends to its stockholders may be affected by both general corporate law consideration, minimum regulatory capital requirements and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, HTLF is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows HTLF to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if HTLF has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Federal Reserve policy provides that a bank holding company should not pay cash dividends unless (1) its net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are expected to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

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

Deposit Insurance
The deposits of each of the Banks are insured by the Depositors Insurance Fund (“DIF”) up to the standard maximum deposit insurance amount of $250,000 per depositor. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC using a risk-based assessment system based upon average total consolidated assets minus tangible equity of the insured bank. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated on the basis of each institution's total assets. During 2021, the Banks paid supervisory assessments totaling $1.5 million.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies to take "prompt corrective action" regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an undercapitalized subsidiary bank’s capital restoration plan. The capital adequacy requirements applicable to the Banks are described above under the caption "HTLF-Capital Requirements."

As of December 31, 2021: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) none of the Banks were subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

Liability of Commonly Controlled Institutions
Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because HTLF controls each of the Banks, the Banks are commonly controlled for purposes of these provisions of federal law.

Anti-Money Laundering
The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and other related federal laws and regulations require financial institutions, including the Banks, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity. The Financial Crimes Enforcement Network rules require financial institutions to develop policies, procedures and practices to prevent and deter money laundering. The program must be a written board-approved program that is reasonably designed to identify and verify the identities of beneficial owners of legal entity customers at the time a new account is opened. The program must, at a minimum (1) provide for a system of internal controls to assure ongoing compliance; (2) designate a compliance officer; (3) establish an ongoing employee training program; and (4) implement an independent audit function to test programs. This rule has increased compliance costs for the Banks.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

Office of Foreign Assets Control Regulation
The U.S. Department of the Treasury’s Office of Foreign Assets Control, or "OFAC," is responsible for administering economic sanctions that affect transactions with designated foreign countries, nationals and others, as defined by various Executive Orders and Acts of Congress. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or "specially designated nationals" of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Dividend Payments
HTLF is a legal entity separate and distinct from its banking and non-banking subsidiaries. The primary source of funds for HTLF is dividends from the Banks. In general, the Banks may only pay dividends either out of their net income after any required transfers to surplus or reserves have been made or out of their retained earnings.

The payment of dividends by any financial institution is limited by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021.

As of December 31, 2021, approximately $502.1 million was available in retained earnings at the Banks for payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.

Transactions with Affiliates
The Federal Reserve regulates transactions among HTLF and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit lending and certain other "covered transactions" as well as other transactions between the Banks and their affiliates, including HTLF and its subsidiaries and for the primary purpose of protecting the interests of the Banks. The aggregate amount of "covered transactions" a Bank may enter into with an affiliate may not exceed 10% of the capital stock and surplus of the Bank. The aggregate amount of "covered transactions" with all affiliates may not exceed 20% of the capital stock and surplus of the Bank.

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

Insider Transactions
The Banks are subject to certain restrictions imposed by federal law on extensions of credit to HTLF and its subsidiaries, on investments in the stock or other securities of HTLF and its subsidiaries and the acceptance of the stock or other securities of HTLF or its subsidiaries as collateral for loans made by the Banks. Certain limitations and reporting requirements are also placed on extensions of credit by each of the Banks to its directors and officers, to directors and officers of HTLF and its subsidiaries, to principal stockholders of HTLF and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of HTLF or any of its subsidiaries or a principal stockholder of HTLF may obtain credit from banks with which the Banks maintain correspondent relationships.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, vendor and model risk management, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The federal banking agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

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

Incentive Compensation Policies and Restrictions
The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations such as HTLF and the Banks are consistent with the safety and soundness of the organization and its subsidiary banks.

In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations and guidelines requiring covered banking organizations such as HTLF and the Banks, to prohibit incentive-based compensation payment arrangements that encourage inappropriate risk taking by providing compensation that is excessive or that could lead to material financial loss to the organization. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2015, the SEC proposed rules that would direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. It is unclear when, if ever, the proposed rules will be finalized. The Biden Administration may revisit these proposals.

The Volcker Rule and Proprietary Trading
HTLF and the Banks are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including HTLF and the Banks. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose compliance and reporting obligations on banking entities.

HTLF does not engage in any significant amount of proprietary trading, as defined in the Volcker Rule, and the impact of the Volcker Rule on HTLF's business activities and investment portfolio has been minimal. HTLF has reviewed its investment portfolio to determine if any investments meet the Volcker Rule's definition of covered funds. Based on the review, HTLF determined that the impact related to investments considered to be covered funds did not have a significant effect on its financial condition or results of operations.

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

Consumer Protection
The Banks and some of HTLF’s other operating subsidiaries are subject to a variety of federal and state statutes and regulations designed to protect consumers. The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit “unfair, deceptive or abusive” acts and practices, but examination and supervision is carried out by each subsidiary bank’s primary federal banking agency and, where applicable, state banking agency, not the CFPB. In addition, state attorneys general and other state officials have authority to enforce consumer protection rules issued by the CFPB. State authorities have recently increased their focus on and enforcement of consumer protection rules.

The CFPB has undertaken numerous rule-making and other initiatives, including issuing informal guidance and taking enforcement actions against certain financial institutions. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services.

The CFPB has also been publishing complaints submitted by consumers regarding consumer financial products and services in a publicly accessible online portal. The CFPB also publishes complaint narratives from consumers that opted to have their narratives made public. The publication of complaint narratives could affect the Banks in the following ways: (i) complaint data might be used by the CFPB to make decisions regarding regulatory, enforcement or examination issues; and (ii) the publication of such narratives may have a negative effect on the reputation of those institutions that are the subject of complaints.

In addition, deposit operations are subject to, among others: the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers; Regulation CC issued by the Federal Reserve Board, which relates to the availability of deposit funds to consumers; the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and the Electronic Fund Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Changes to consumer protection regulations, including those promulgated by the CFPB, could affect our business but the likelihood, timing and scope of any such changes and the impact any such change may have on us cannot be determined with any certainty.

Mortgage Lending
Mortgage loans held at each of the Banks and mortgage loans originated by PrimeWest, a division of First Bank & Trust, are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA") and Regulation X. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The rules, among other things, impose requirements regarding procedures to ensure compliance with "ability to repay" requirements, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

The HMDA and Regulation C require lenders to report certain information regarding home loans and includes tests for determining what financial institutions and credit transactions are covered under HMDA and reporting requirements for new data points identified in the Dodd-Frank Act or identified by the CFPB as necessary to carry out the purposes of HMDA. Regulation C requires detailed information from lenders and the reporting on mortgage loan underwriting and pricing.

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

Ability-to-Repay and Qualified Mortgage Rule
Under Federal Reserve Board Regulation Z, mortgage lenders, such as the Banks and the PrimeWest division of First Bank & Trust, are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. The Banks primarily originate compliant qualified mortgages.

Lending Standards and Guidance
The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as the Banks, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

Data Privacy and Cybersecurity
Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions and the regulatory framework for data privacy and cybersecurity is in considerable flux and evolving rapidly. At the federal level, the Gramm-Leach-Bliley Act ("GLBA") requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables consumers to opt out of the sharing of certain information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Additionally, like other lenders, the Banks use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. HTLF is also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress is currently considering various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

The federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to establish a framework of internal control, first, second and third lines of defense, and risk management policies, procedures and processes that are designed to address the cyber risks that it faces in its business operations. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber-attack. Additionally, the Federal Financial Institutions Examination Council ("FFIEC") developed the Cybersecurity Assessment Tool to help financial institutions identify their risks and determine their preparedness for cybersecurity threats.

The FFIEC has also issued an Information Security booklet, which includes guidelines for evaluating the adequacy of information security programs (including effective threat identification, assessment and monitoring, and incident identification assessment and response), assurance reports and testing of information security programs.

Data privacy and cybersecurity are also areas of increasing state legislative focus. Various state laws and regulations apply, or may apply in the future, to HTLF’S operations and may impose additional requirements on HTLF and its subsidiaries or otherwise impact HTLF’s ability to share certain personal information with affiliates and non-affiliates. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act ("CPRA") (which was passed via a ballot initiative as part of the November 2020 election) will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where HTLF does business, or may in the future do business, or from which HTLF otherwise collects, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which will go into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

See "Legal, Compliance and Reputational Risks—We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability." for additional information.

Durbin Amendment
The Dodd-Frank Act included provisions (known as the "Durbin Amendment"), which restrict interchange fees to those which are "reasonable and proportionate" for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, only apply to debit card issuers with $10 billion or more in total consolidated assets at year-end. Because HTLF's assets exceeded $10 billion at December 31, 2018, it was required to comply with the Durbin Amendment effective July 1, 2019.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. These risks include, but are not limited to, the following:
•The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and may continue to adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
•Our participation in the Paycheck Protection Program and other regulatory and governmental actions to mitigate the impact of the COVID-19 could result in reputational harm, claims and litigation.
•Our business and financial results are significantly affected by general business and economic conditions.
•Our business dependent upon the continued growth and welfare of the various geographic markets that we serve.
•Our business and performance are vulnerable to the impact of volatility in debt and equity markets.
•Changes in interest rates and other conditions could negatively impact net interest income and net interest margin.
•We may be adversely impacted by the planned phasing out of the London Interbank Offered Rate ("LIBOR") as a reference rate.
•We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
•We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
•Changes in the federal, state or local tax laws may negatively impact our financial performance.
•Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities.
•Climate change manifesting as transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.
•Our framework for managing risks may not be effective in mitigating risk and losses.
•If we do not properly manage our credit risk, we could suffer material credit losses.
•We are subject to lending concentration risks.
•We depend on the accuracy and completeness of information about our customers and counterparties.
•Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
•We may encounter issues with environmental law compliance if we take possession, through foreclosure or otherwise, of the real property that secures a commercial real estate loan.
•The ability of a borrower to repay agricultural loans may be especially affected by many factors outside of the borrower’s control.
•We hold one- to four-family first-lien residential mortgage loans in our loan portfolio, and the ability of the borrower to repay may be difficult to estimate.
•Economic disruption resulting from the COVID-19 pandemic may make it difficult for some customers to repay their loans, resulting in increased credit losses.
•Government programs established in response to the COVID-19 pandemic may delay but not avoid the realization of credit losses.
•Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
•Liquidity is essential to our business, and our performance could be adversely affected by constraints in or increased costs for funding.
•The required accounting treatment of loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
•Our liability portfolio, including deposits, may subject us to liquidity risk and pricing risk from concentrations.
•Our growth may create the need to raise additional capital in the future, but that capital may not be available when it is needed.

•We rely on dividends from our subsidiaries for most of our revenue and are subject to restrictions on payment of dividends.
•Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
•We have a continuing need for technology investments, and we may not have the resources to effectively implement new technology.
•Our operations are affected by risks associated with our use of vendors and other third-party service providers.
•Security breaches, cyber-attacks or other similar incidents with respect to our or our vendors’ systems or network security, as well as the resulting theft or compromise of business and customer information, including personal information, could adversely affect our business or reputation, and create significant legal, regulatory or financial exposure.
•The potential for business interruption or failure exists throughout our organization.
•We are subject to risks from employee errors, customer or employee fraud and data processing system failures and errors.
•Our Bank Markets and growth strategy rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
•New lines of business, products and services are essential to our ability to compete but may subject us to additional risks.
•Our analytical and forecasting models may be improper or ineffective.
•Our internal controls may be ineffective.
•The soundness of other financial institutions could adversely affect our liquidity and operations.
•We may experience difficulties in achieving and managing our growth and our growth strategy involves risks that may negatively impact our net income. Strong organic growth is an integral component to allow us to achieve business and financial results necessary to make appropriate investments in people, processes and systems which allow HTLF to remain competitive in attracting and retaining employees and customers.
•Attractive acquisition opportunities may not be available to us in the future.
•We face intense competition in all phases of our business and competitive factors could adversely affect our business.
•Government regulation can result in limitations on our growth strategy.
•We are subject to extensive and evolving government regulation and supervision, which can increase the cost of doing business and lead to enforcement actions.
•Stringent requirements related to capital and liquidity may limit our ability to return earnings to stockholders or operate or invest in our business.
•We are becoming subject to additional regulatory requirements as our total assets increase, and these additional requirements could have an adverse effect on our financial condition or results of operations.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability.
•Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.
•Our reputation and our business are subject to negative publicity risk.
•Our stock price can be volatile.
•Stockholders may experience dilution as a result of future equity offerings and acquisitions.
•Certain banking laws and the HTLF Stockholder Rights Plan may have an anti-takeover effect.

COVID-19 Pandemic Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely affected, and may continue to adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
Although the U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages, wage pressure and supply chain complications, have also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the rate of distribution and administration of vaccines globally, the severity and duration of any resurgence of COVID-19 variants, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The impact of the COVID-19 pandemic may also vary between our various Bank Markets, based in part on the severity, timing and duration of COVID-19 variants, differences in local vaccinations rates and differences in state and local responses to the COVID-19 pandemic.

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

We have experienced adverse financial consequences due to a number of factors and may continue to experience such consequences should the effects of the pandemic, including the emergence of variants, continue for an extended period of time or worsen. These consequences include, but are not limited to:
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
•stock price volatility;
•workforce disruptions if a significant portion of our workforce is unable to work effectively or must continue to work remotely, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic;
•third-party disruptions, including negative effects on network providers and other suppliers, which may affect their ability to perform under the terms of agreements or provide essential services;
•increased risk of payment fraud, security breaches, cyber-attacks, and other similar incidents due to increased online and remote activity; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it also has the effect of heightening many of the other risks described in this 2021 Annual Report on Form 10-K.

We expect that the temporary reduction of interest rates to near zero will, gradually over the course of next year, be reversed, with the Federal Reserve now signaling its concerns with respect to inflation and announcing that it will begin to taper its purchases of mortgage and other bonds and increase the federal funds rate. The timing and impact of this expected reversal in interest rates trends is unknown.

The factors described above may remain prevalent for a significant period of time and may continue to affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Our participation in the Paycheck Protection Program and other regulatory and governmental actions to mitigate the impact of the COVID-19 could result in reputational harm, claims and litigation.

Our Banks are participating lenders in the PPP, a loan program administered through the SBA that was created under the CARES Act, and modified by the PPFA and Economic Aid Acts, to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts of fixed, low interest rate loans that are subject to numerous other regulatory requirements. Borrowers are also eligible to apply to the SBA for forgiveness of their PPP loan obligations, and most are expected to do so. Because of the short windows between the passing of the authorizing legislation and the opening of the PPP, there was and continues to be some ambiguity in the laws, rules and guidance regarding the operation of the PPP. Subsequent rounds of legislation and associated agency guidance have not provided necessary clarity and have created potential additional inconsistencies and ambiguities. Accordingly, the Banks are exposed to risks relating to compliance with the PPP requirements, including reputational harm. Additionally, since the launch of the PPP, several other banks have been subject to litigation regarding the process and procedures used in processing applications for the PPP. If PPP borrowers fail to qualify for loan forgiveness, the Banks face a heightened risk of holding these loans at unfavorable interest rates for an extended period of time. The Banks have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny forgiveness, take action against borrowers and, in some instances, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Banks.

Economic and Market Conditions Risk

Our business and financial results are significantly affected by general business and economic conditions.
Our business activities and earnings are affected by general business conditions in the United States and particularly in our Bank Markets. Factors such as the volatility of interest rates, home prices and real estate values, unemployment, credit defaults, increased bankruptcies, decreased consumer spending and household income, volatility in the securities markets, persistent inflation, supply chain issues, labor shortages, and the cost and availability of capital have negatively impacted our business in the past and may adversely impact us in the future. Economic deterioration that affects household and/or corporate incomes could result in renewed credit deterioration and reduced demand for credit or fee-based products and services, negatively impacting our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Our business dependent upon the continued growth and welfare of the various geographic markets that we serve.
We operate in Bank Markets in Iowa, Illinois, Wisconsin, Arizona, New Mexico, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California, and our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those markets. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic conditions in those Bank Markets could generally affect our financial condition and results of operations.

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

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

Changes in interest rates and other conditions could negatively impact net interest income and net interest margin.
A high percentage of our assets and certain liabilities could become interest-bearing, and as a result, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on our financial performance. Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Reserve that influence market interest rates, and our ability to respond to changes in such rates. The Federal Reserve System regulates the supply of money and credit in the United States, and it influences interest rates by changing the discount rate at which it lends money to banks and by adjusting the target for the federal funds rate at which banks borrow from other banks. Its fiscal and monetary policies determine, in a large part, our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. In addition, decisions by the Federal Reserve to increase or reduce the size of its balance sheet or to engage in tapering its purchase of assets may also affect interest rates. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities and mortgage servicing rights.

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

In response to the economic consequences of the COVID-19 pandemic, the Federal Reserve lowered its target for the federal funds rate to a range of 0% to 0.25%. While interest rates remain low, the Federal Reserve is expected to begin slowly raising interest rates during 2022. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

We may be adversely impacted by the planned phasing out of the London Interbank Offered Rate ("LIBOR") as a reference rate.
We have derivative contracts, borrowings, variable rate loans and other financial instruments with attributes that are either directly or indirectly dependent on the LIBOR. Central banks around the world, including the Federal Reserve, have commissioned committees and working groups of market participants and official sector representatives to replace LIBOR and replace or reform other interest rate benchmarks. The publication of most LIBOR rates ceased as of the end of December 2021. While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies have encouraged banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms has begun and will continue over the course of the next few years. These reforms may cause such rates to perform differently than in the past, or to disappear entirely, or have other consequences which cannot be predicted.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee, has selected the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

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

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 "Reference Rate Reform" which addresses the effect of the anticipated transfer away from LIBOR towards new interest rate benchmarks under GAAP. HTLF has a formal working group that is responsible for the planning, assessment and execution of the transition from LIBOR to SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and securities and derivative instruments in place that reference LIBOR-based rates. HTLF began transitioning to term SOFR effective December 31, 2021 and has ceased using LIBOR as a reference rate for new contracts. While HTLF will continue to execute on its transition plan, there can be no assurance that actions taken by us and third parties to address these risks or effectively transition from LIBOR will be successful.

We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2021, we had goodwill of $576.0 million, representing approximately 26% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
Our consolidated balance sheet reflected approximately $53.6 million of deferred tax assets at December 31, 2021, that represents differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of HTLF's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

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

Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities
Neither the occurrence nor the potential impact of natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by interrupting our systems, which could prevent the us from obtaining deposits, originating loans and processing and controlling the flow of business; causing significant damage to our facilities; or otherwise preventing us from conducting business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, vendors or other counterparties (for example, by damaging properties pledged as collateral for our loans or impairing the ability of certain borrowers to repay their loans). We could also suffer adverse consequences to the extent that natural disasters, climate change, pandemics, terrorist activities, domestic disturbances or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in higher levels of nonperforming assets, net charge- offs and provisions for credit losses.

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

Climate change manifesting as transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding, hurricanes, tornadoes and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy will entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences, additional regulatory requirements or taxes and additional counterparty or customer requirements, could increase our expenses, undermine our strategies and impact our financial condition. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, we are developing and enhancing processes and disclosures to embed climate risk considerations into our risk management strategies established for risks such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.

Our framework for managing risks may not be effective in mitigating risk and losses.
Our risk management framework seeks to mitigate risk and loss. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk (including interest rate and price risk), compliance risk, strategic risk, reputation risk, and operational risk related to our employees, systems, processes and vendors, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that it has not appropriately anticipated or identified. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and could fail to do so effectively. If our risk management framework proves ineffective, we could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.

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

Although we attempt to properly establish, measure and manage our credit risk through prudent loan underwriting procedures and by monitoring concentrations of our loans, there can be no assurance that these underwriting and monitoring procedures will effectively reduce these risks. Moreover, as we continue to expand into new markets, credit administration and loan underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan underwriting policies and procedures to local market conditions or to changing economic circumstances could have an adverse impact on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

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
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, regarding the accuracy and completeness of that information. As a result of the current economic environment caused by the COVID-19 pandemic, we are engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow HTLF to respond proactively as borrower needs and issues arise. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to make uncollectible loans or enter into other unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values.
Commercial real estate lending, which is comprised of owner-occupied, non-owner occupied, and real estate construction loans, represents a large portion of our commercial loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic Bank Markets in which the real estate is located. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact of our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. Non-owner occupied commercial real estate loans typically are dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. The effect of and response to the COVID-19 pandemic (as separately described above) has had a negative impact on some commercial real estate loans and a more heavily negative impact on lodging, retail trade, and retail properties, in particular those retail properties dependent on restaurants and bars, and the oil and gas, segments.

Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project and also have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of lots or land held for resale. These loans present project completion risks, as well as the risks applicable to other commercial real estate loans. Economic events or governmental regulations outside of the control of HTLF or the borrower could negatively impact the future cash flow and market values of the affected properties.

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
Payments on agricultural and agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of crops or livestock.

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
The effect of and response to the COVID-19 pandemic (as separately described above) will make it difficult for some customers to make timely payments on their loans in accordance with their terms. We believe that the COVID-19 pandemic has had some impact on all customers and an especially negative impact on the lodging, retail trade, retail properties, restaurants and bars and oil and gas segments.

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

The foregoing programs are intended to increase the likelihood that the affected borrowers operate through and recover following the COVID-19 pandemic, after which their loans will return to a normal repayment schedule and perform in accordance with their original terms or in the case of PPP loans, will be forgiven. There can be no assurance, however, that these programs will be successful and may instead result in a delay rather than avoidance of deterioration or losses on loans to the affected borrowers. In addition, while the implementation and success of these programs is highly dependent on the SBA and other governmental bodies, these programs also expose the participating financial institutions, including HTLF, to reputational risks.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for credit losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb current expected credit losses and risks inherent in the portfolio. While the level of allowance for credit losses reflects management's continuing evaluation of quantitative and qualitative factors including industry concentrations, loan portfolio quality and economic conditions, the amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, levels of inflation, and other factors which may be beyond our control, and such losses may exceed current estimates. At December 31, 2021, our allowance for credit losses as a percentage of total loans was 1.11% and as a percentage of total nonperforming loans was approximately 157%. Although we believe that the allowance for credit losses is appropriate to absorb current expected credit losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability. Credit losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. The CECL standard became effective for us on January 1, 2020. Under the CECL model, we present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. CECL also requires that an allowance for credit losses be established for any unfunded loan commitments that are not cancelable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, including anticipated losses resulting from changes in economic conditions as a result of events such as the COVID-19 pandemic. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model previously required under GAAP, which delayed recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for credit losses and could require us to significantly increase our allowance in future periods. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations. See Note 1, "Basis of Presentation," of the notes to the consolidated financial statements for additional information on our CECL methodology.

While the fiscal stimulus and relief programs enacted in response to the COVID-19 pandemic mitigated credit losses in 2021, going forward we may experience changes in the value of collateral securing outstanding loans, deterioration in the credit quality of borrowers, and the inability of borrowers to repay loans in accordance with their loan terms causing credit losses.

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
We strive to maintain a diverse liability portfolio, and we manage deposit portfolio diversification through our asset/liability committee process. However, even with our efforts to maintain diversification, we occasionally accept larger deposit customers, and our typical deposit customers might occasionally carry larger balances. Unanticipated, significant changes in these large balances could affect our liquidity risk and pricing risk, particularly within the deposit portfolio of a single Bank, where the effects of the concentration would be greater than for HTLF as a whole. Our inability to manage deposit concentration risk could have a material adverse effect on our business, financial condition and results of operations.

Our growth may create the need to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, from time to time, we raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot provide assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We rely on dividends from our subsidiaries for most of our revenue and are subject to restrictions on payment of dividends.
The primary source of funds for HTLF is dividends from the Banks. In general, the Banks may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on our debt. Dividends payable on common shares are also subject to quarterly dividends payable on outstanding preferred shares at the applicable dividend rate.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
We maintained a balance of $7.70 billion, or 40% of our assets, in investment securities at December 31, 2021. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Operational Risks

We have a continuing need for technology investments, and we may not have the resources to effectively implement new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products and services to those that we will be able to offer, which would put us at a competitive disadvantage. In addition, the COVID-19 pandemic has accelerated the need to implement technological changes as a result of modifications to our business practices implemented in order to address governmental restriction and requirements to address the needs, preferences and best interests of our employees, customers and business partners.

Our operations are affected by risks associated with our use of vendors and other third-party service providers.

We rely on vendor and third-party relationships for a variety of products and services necessary to maintain our day-to-day activities, particularly in the areas of correspondent relationships, operations, treasury management, information technology and security. This reliance exposes us to risks of those third parties failing to perform financially or contractually or to our expectations. These risks could include material adverse impacts on our business, such as credit loss or fraud loss, disruption or interruption of business activities, cyber-attacks and information security breaches, poor performance of services affecting our customer relationships and/or reputation, and possibilities that we could be responsible to our customers for legal or regulatory violations committed by those third parties while performing services on our behalf. In addition, the COVID-19 pandemic has increased the risk of third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, stay-at-home orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. While we have implemented an active program of oversight to address this risk, there can be no assurance that our vendor and third-party relationships will not have a material adverse impact on our business.

Security breaches, cyber-attacks or other similar incidents with respect to our or our vendors’ systems or network security, as well as the resulting theft or compromise of business and customer information, including personal information, could adversely affect our business or reputation, and create significant legal, regulatory or financial exposure.
We rely heavily on communications and information systems and networks to conduct our business, and as part of our business, we collect, maintain and otherwise process significant amounts of data (including confidential, personal, proprietary and other information) about our business, our customers and the products and services they use. Our operations are dependent upon our ability to protect our communications and information systems and networks against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cyber-attacks or other similar incidents. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our communication and information systems and networks, and in communication and information systems and networks of third parties with which we do business.

We, our customers, our vendors and other third parties, including other financial service institutions and companies engaging in data processing, have been subject to, and are likely to continue to be the target of security breaches, cyber-attacks and other similar incidents. These security breaches, cyber-attacks and other similar incidents include, denial of service attacks, worms, computer viruses, malicious or destructive code, social engineering, phishing attacks, ransomware, malware, theft, malfeasance or improper access by employees or vendors, human error, fraud, attacks on personal emails of employees or other disruptive problems that could result in material disruptions, damage to systems or networks or the unauthorized release, accessing, gathering, monitoring, loss, destruction modification, acquisition, transfer, use or other processing of confidential, personal, proprietary or any other information of ours, our employees, our customers, our vendors, or other third parties with which we do business. Attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, are evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, "hacktivists," terrorists, nation states, nation state-supported actors, and others. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, threats, security breaches, cyber-attacks or other similar incidents. Despite efforts to protect our systems and networks and implement controls, processes, policies, and other measures, we may not be able to anticipate all security breaches, cyber-attacks or other similar incidents, detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation and rapid evolution of new technologies, and the use of the internet and telecommunication technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based products offerings and increase our internal usage of web-based products and applications. Given the continued and rapid evolution of cybersecurity threats, we may not be able to anticipate or prevent, and could be held liable for, any security breach, cyber-attack or other similar incident. Additionally, concerns regarding the effectiveness of our measures to safeguard our communications and information systems and networks, and information stored therein, or even the perception that those measures are inadequate, could cause us to lose existing or potential customers and thereby reduce our revenues. Further, the COVID-19 pandemic has increased cybersecurity and payment fraud risk due to increased online and remote activity.

We also face indirect technology, cybersecurity and operational risks relating to the vendors, customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including for example financial counterparties, regulators, and providers of critical infrastructure such as internet access or electrical power. Due to the increasing consolidation, interdependence, and complexity of financial entities and technology systems, a security breach, cyber-attack or other similar incident that significantly degrades, deletes or comprises the systems, networks or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity may increase the risk of operational failure on both an individual and industry-wide basis. While we generally perform cybersecurity diligence on our key vendors, because we do not control our vendors and our ability to monitor their cybersecurity is limited, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for security breaches, cyber-attacks or other similar incidents attributed to our vendors as they relate to the information we share with them.

The occurrence of any security breach, cyber-attack or other similar incident with respect to our or our vendors’ communications or information systems or networks, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, could result in violations of applicable data privacy, cybersecurity and other laws and regulations, notification obligations, damage to our reputation, and loss of customer business, or subject us to additional regulatory scrutiny or expose us to civil litigation, fines, damages or injunctions, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a security breach, cyber-attack or other similar incident. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

The potential for business interruption or failure exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the ability of our employees to perform their jobs day-to-day to support our on-going operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals, including those with specialized skills, or in general, the failure of key individuals to perform properly. These risks are heightened during necessary data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such interruptions or failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our Bank Markets and growth strategy rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas. Because our service areas are spread over such a wide geographical area, our executive management headquartered in Dubuque, Iowa, is dependent on the effective leadership and capabilities of the senior management in our Bank Markets for the continued success of HTLF. Our ability to retain executive officers, the current senior management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy and could be difficult during times of low unemployment. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

New lines of business, products and services are essential to our ability to compete but may subject us to additional risks.
We continually implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where such products and services are still developing. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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
Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls, policies and procedures could have a material adverse effect on our business, financial condition and results of operation.

Strategic and External Risks

The soundness of other financial institutions could adversely affect our liquidity and operations.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, government sponsored entities, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by HTLF or the Banks or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We may experience difficulties in achieving and managing our growth and our growth strategy involves risks that may negatively impact our net income. Strong organic growth is an integral component to allow us to achieve business and financial results necessary to make appropriate investments in people, processes and systems which allow HTLF to remain competitive in attracting and retaining employees and customers.
As part of our general growth strategy, we have acquired, and may acquire, additional banks and fee income and other financial services businesses that we believe provide a strategic and geographic fit with our business. We expect to continue to make such acquisitions in the future. We cannot predict the number, size or timing of acquisitions. Economic conditions as well as the need for technological investment by regional banks could result in increased competition for merger or acquisition partners, potentially resulting in higher acquisition prices or an inability to complete desired acquisitions. Moreover, changing attitudes by the federal banking regulators about mergers may slow or prevent mergers. Failure to successfully identify and complete acquisitions likely will result in HTLF achieving slower growth.

To the extent that we grow through acquisitions, we cannot provide assurance that we will be able to manage this growth adequately and profitably. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
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

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current Bank Markets by undertaking additional de novo bank formations or branch openings. Based on our experience, we believe that it generally takes three years or more for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Attractive acquisition opportunities may not be available to us in the future.
While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our Bank Markets. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. In addition, acquisitions are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory compliance, including with respect to BSA/AML, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals. The federal banking agencies are currently reevaluating their existing requirements and policies for reviewing mergers and acquisitions involving banking organizations, which could make it more difficult for us to pursue mergers and acquisitions in the future. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We face intense competition in all phases of our business and competitive factors could adversely affect our business.
The banking and financial services business in our Bank Markets is highly competitive and is currently undergoing significant change. Our competitors include large regional banks, local community banks, online banks, thrifts, fintech firms, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, and increasingly these competitors provide integrated financial services over a broad geographic area. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies generally are not subject to the same regulatory burdens as main street financial institutions and may accordingly realize certain cost strategies and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry. Some of our competitors may also have access to governmental programs that impact their position in the marketplace favorably.

The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require HTLF to make substantial investments to modify or adapt its existing products and services or even radically alter the way HTLF conducts business. These and other capital investments in HTLF’s business may not produce expected growth in earnings anticipated at the time of the expenditure.

Increased competition in our Bank Markets may result in changes in our business model, sales of certain assets or business units, decreases in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable.

Legal, Compliance and Reputational Risks

Government regulation can result in limitations on our growth strategy.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, Housing and Urban Development ("HUD") and the various state agencies where we have a bank presence. We will also become subject to regulation by the CFPB upon consolidation of our Banks into a single charter. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, our ability to offer new products and services, our ability to obtain financing and other aspects of our strategy. In addition, the federal banking agencies are currently reevaluating their existing requirements and policies for reviewing mergers and acquisitions involving banking organizations, which could make it more difficult for us to pursue mergers and acquisitions in the future.

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

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, as well as other factors such as technological and market changes. For example, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. Regulatory enforcement and fines also remain high across the banking and financial services sector. We expect that our business will remain subject to extensive regulation and supervision.

We expect that the current presidential administration will continue to implement a regulatory reform agenda that is significantly different than that of the previous administration. This reform agenda could include a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. For example, we currently derive a portion of our noninterest income from consumer overdraft fees, which have recently come under scrutiny by regulators, members of Congress and consumer rights groups. Regulators or Congress could impose additional restrictions on overdraft fee programs, which could reduce our noninterest income. It is uncertain whether and to what extent the current administration will increase the regulatory burden on community banks, and changes in existing regulations and their enforcement may require modification to HTLF's existing regulatory compliance and risk management infrastructure and practices.

In the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations of banks and other financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository financial institutions are frequently raised by the SEC, the federal banking agencies and other authorities. The likelihood of significant changes in laws and regulations in the future and the effect such changes might have on our operations are impossible to determine. Recent changes in the laws and regulations that apply to us have been significant. Moreover, dramatic changes in statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial products and services that we offer and/or increasing the ability of non-banks to offer competing financial products and services.

Stringent requirements related to capital and liquidity may limit our ability to return earnings to stockholders or operate or invest in our business.
As a banking organization, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-weighted assets. Failure to satisfy certain capital requirements could result in restrictions on our ability to make capital distributions. If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio or otherwise, we may be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

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
Various federal banking laws and regulations impose heightened requirements on larger banks and bank holding companies. These heightened requirements have added, and will continue to add, restrictions and complexity to our business operations, as we expand. For example, we were required to comply with the Durbin Amendment effective July 1, 2019, which imposes interchange fee restrictions to debit card issuers. In addition, should we receive regulatory approval and complete the consolidation of our Banks, we will become subject to additional regulation as a bank with assets over $10 billion.

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

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules and standards governing the privacy and protection of personal information of individuals. Such individuals include our customers, our employees, and the employees of our vendors, counterparties and other third parties with which we do business. Ensuring that our collection, use, transfer, storage and other processing of personal information complies with applicable laws, regulations, rules and standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived mishandling or misuse of the personal information by HTLF or a third party affiliated with HTLF could expose us to litigation, regulatory fines, penalties or other sanctions, reputational harm, and other adverse impacts.

At the federal level, we are subject to the GLBA, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Additionally, like other lenders, the Banks use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity are also areas of increasing state legislative focus and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. Further, effective in most material respects starting on January 1, 2023, the California Privacy Rights Act ("CPRA") (which was passed via a ballot initiative as part of the November 2020 election) will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which will go into effect in January and July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about privacy, data protection and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our vendors or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.
We face significant legal and regulatory risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and governmental proceedings against financial institutions have increased in recent years. Reputation risk, or the risk to our earnings and capital from the resulting negative publicity, is inherent to our business. Current public uneasiness with the United States banking system heightens this risk, as banking customers often transfer news regarding consumer fraud, financial difficulties or even failure of some institutions, to fear of fraud, financial difficulty or failure of even the most secure institutions. In this climate, any negative news may become cause for curtailment of business relationships, withdrawal of funds or other actions that can have a compounding effect and could adversely affect our operations.

Substantial legal liability or significant governmental action against us could materially impact our business and financial results. Also, the resolution of a litigation or regulatory matter could result in additional accruals or exceed established accruals for a particular period, which could materially impact our results from operations for that period.

Our reputation and our business are subject to negative publicity risk.
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Risks of Owning Stock in HTLF

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving HTLF or our Banks; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have caused a decline in our stock price in the past, and these factors, as well as, interest rate changes, continued unfavorable credit loss trends, or unforeseen events such as terrorist attacks could cause our stock price to be volatile regardless of our operating results.

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

Certain banking laws and the HTLF Stockholder Rights Plan may have an anti-takeover effect.
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire HTLF, even if doing so would be perceived to be beneficial to HTLF’s stockholders. HTLF's Amended and Restated Rights Agreement (the "Rights Plan") also made it difficult for any person to acquire 15% or more of HTLF's outstanding stock (with certain limited exceptions) without the permission of our board of directors. This Rights Plan expired effective January 17, 2022 and has not been reinstated or replaced by a similar plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2021, HTLF had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of HTLF’s principal operating facilities and the home offices of each of the Banks as of December 31, 2021:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 700 Locust Street Suite 400 Dubuque, IA 52001	111,800	Leased	1
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	8
Illinois Bank & Trust 4571 Guilford Rd. Rockford, IL 61107	8,000	Owned	11
Wisconsin Bank & Trust 119 Junction Road Madison, WI 53717	19,000	Owned	12
New Mexico Bank & Trust 320 Gold NW Suite 100 Albuquerque, NM 87102	11,400	Lease term through 2026	24
Arizona Bank & Trust 2036 E. Camelback Road Phoenix, AZ 85016	14,000	Owned	9
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59108	16,600	Owned	9
Citywide Banks 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	20
Minnesota Bank & Trust 7701 France Avenue South Suite 110 Edina, MN 55435	6,100	Lease term through 2023	3
Bank of Blue Valley 11935 Riley Street Overland Park, KS 66213	38,000	Owned	10
Premier Valley Bank 255 East River Park Circle Suite 180 Fresno, CA 93720	17,600	Lease term through 2023	6
First Bank & Trust 9816 Slide Road Lubbock, TX 79424	64,500	Owned	30

(1) Includes loan production offices

The corporate office of HTLF moved from Dubuque Bank and Trust Company's main office to 700 Locust Street, Suite 400 in Dubuque, Iowa in 2021. A majority of the support functions provided to the Banks by HTLF are also performed in the same leased facility located at 700 Locust Street, Suites 500 and 600 in Dubuque, Iowa. In December 2019, HTLF formed a limited liability corporation with an unrelated third party to purchase the location on Locust Street, and HTLF has a lease with the limited liability corporation.

For information on obligations related to our leased facilities, see Note 23, "Leases," to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 15, "Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names and ages of the executive officers of HTLF, the position held by these officers with HTLF, and the positions held with HTLF subsidiaries, are set forth below:

Name	Age	Position with HTLF and Subsidiaries and Principal Occupation
Lynn B. Fuller	72	Executive Operating Chairman and Director of HTLF; Vice Chairman of Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Citywide Banks, Minnesota Bank & Trust, Bank of Blue Valley, Premier Valley Bank and First Bank & Trust; Director of Heartland Financial USA, Inc. Insurance Services
Bruce K. Lee	61	Chief Executive Officer, President and Director of HTLF; Director of Citywide Banks and First Bank & Trust; President of Heartland Financial USA, Inc. Insurance Services
Bryan R. McKeag	61	Executive Vice President and Chief Financial Officer of HTLF; Director of Heartland Financial USA, Inc. Insurance Services
Janet M. Quick	56	Executive Vice President, Deputy Chief Financial Officer, and Principal Accounting Officer of HTLF
Deborah K. Deters	57	Executive Vice President and Chief Human Resources Officer of HTLF
Lynn H. Fuller	38	Executive Vice President, Regional Bank President of HTLF, Director of Dubuque Bank and Trust Company, Illinois Bank & Trust, Wisconsin Bank & Trust, Bank of Blue Valley and First Bank & Trust
Nathan R. Jones	49	Executive Vice President and Chief Credit Officer of HTLF
Jay L. Kim	58	Executive Vice President, Corporate Secretary and General Counsel of HTLF; Secretary of Heartland Financial USA, Inc. Insurance Services
Tamina L. O'Neill	52	Executive Vice President and Chief Risk Officer of HTLF
David A. Prince	51	Executive Vice President and Commercial Banking of HTLF
Daniel C. Stevens	66	Executive Vice President and Operations of HTLF

Lynn B. Fuller was named Executive Operating Chairman of HTLF in 2018. Mr. Fuller has been a Director of HTLF since 1987 and Chairman of the Board since 2000. Mr. Fuller was the Chief Executive Officer of HTLF from 1999 to 2018 and was President of HTLF from 1990 to 2015. Mr. Fuller currently serves as a Director and Vice Chairman on the following HTLF subsidiary boards: Dubuque Bank and Trust Company since 1984, New Mexico Bank & Trust since 1998, Rocky Mountain Bank since 2004, Citywide Banks since 2006, Minnesota Bank & Trust since 2008, Bank of Blue Valley since 2013, Heartland Financial USA, Inc. Insurance Services since 2015, Premier Valley Bank since 2015 and First Bank & Trust since 2018. Mr. Fuller served as a Director on the Wisconsin Bank & Trust board from 1997 to 2021 and the Arizona Bank & Trust board from 2003 to 2021. Mr. Fuller joined Dubuque Bank and Trust Company in 1971 as a consumer loan officer and was named Dubuque Bank and Trust Company's Executive Vice President and Chief Executive Officer in 1987. Mr. Fuller was President of Dubuque Bank and Trust Company from 1987 until 1999 at which time he was named Chief Executive Officer of HTLF. He was a Director of Galena State Bank & Trust Co. from 1992 to 2004 and of Illinois Bank & Trust from 1995 until 2004 and Heritage Bank, N.A. from 2012 until its merger with Arizona Bank & Trust in 2013. Mr. Fuller is the father of Lynn H. Fuller, Executive Vice President, Regional Bank President, of HTLF.

Bruce K. Lee was named Chief Executive Officer of HTLF in 2018. Mr. Lee joined HTLF in 2015 as President and was elected a Director of HTLF in 2017. Mr. Lee currently serves as a Director on the following HTLF subsidiary boards: Heartland Financial USA, Inc. Insurance Services since 2015, Citywide Banks since 2017 and First Bank & Trust since 2018. Prior to joining HTLF, Mr. Lee held various leadership positions at Fifth Third Bancorp from 2001 to 2013, serving most recently as Executive Vice President, Chief Credit Officer from 2011 to 2013. Mr. Lee previously served as President and CEO of a Fifth Third affiliate bank in Ohio. Prior to Fifth Third, Mr. Lee served as an Executive Vice President and board member for Capital Bank, a community bank located in Sylvania, Ohio. Mr. Lee was a Director of Rocky Mountain Bank from 2015 to 2018 and Bank of Blue Valley from 2019 to 2021.

Bryan R. McKeag joined HTLF in 2013 as Executive Vice President, Chief Financial Officer. Mr. McKeag was named Director of Heartland Financial USA, Inc. Insurance Services in 2015. Prior to joining HTLF, Mr. McKeag served as Executive Vice President, Corporate Controller and Principal Accounting Officer with Associated Banc-Corp in Green Bay, Wisconsin. Prior to his 13 years at Associated Banc-Corp, Mr. McKeag spent 9 years in various finance positions at JP Morgan and 9 years in public accounting at KPMG in Minneapolis. He is an inactive holder of the certified public accountant certification.

Janet M. Quick was named Executive Vice President, Deputy Chief Financial Officer and Principal Accounting Officer in 2016. Ms. Quick had served as Senior Vice President, Deputy Chief Financial Officer since 2013. Ms. Quick has been with HTLF since 1994, serving in various audit, finance and accounting positions. Prior to joining HTLF, Ms. Quick was with Hawkeye Bancorporation in the corporate finance area. She is an active holder of the certified public accountant certification.

Deborah K. Deters joined HTLF in 2017 as Executive Vice President, Chief Human Resource Officer where she oversees Organizational Development, Talent Management, Talent Acquisition, Total Rewards, Payroll, and Employee Relations. Prior to HTLF Ms. Deters served as the Senior Vice President and Chief Human Resources Officer at HUB International, LTD., a North American insurance brokerage based in Chicago, Illinois. While at HUB she was named the organization's first Chief Human Resources Officer and transformed its Human Resources function while supporting the company’s growth from 4,000 to over 10,000 employees. Prior to HUB, Ms. Deters held several positions over 17 years with Bally Entertainment, finishing as Senior Vice President, Chief Human Resource Officer of Bally Total Fitness.

Lynn H. Fuller was named Executive Vice President, Regional Bank President of HTLF in 2021. Mr. Fuller joined HTLF in 2013 as Executive Vice President, Corporate Director of Retail. In 2016, Mr. Fuller assumed the position of Market President of Dubuque Bank and Trust Company, and from 2017 to 2021, Mr. Fuller was the President and Chief Executive Officer of Dubuque Bank and Trust Company. In 2021, he was named Executive Vice President, Regional Bank President of HTLF. Prior to joining HTLF, from 2010 to 2013, Mr. Fuller was a Case Team Leader at Bain & Company in Chicago, Illinois, where he led his team in providing expert advice on client issues and industry topics and recommended solutions. Subsequent to December 31, 2021, Mr. Fuller left HTLF, effective on February 15, 2022.

Nathan R. Jones joined HTLF in July 2020 as Executive Vice President, Chief Credit Officer. Prior to joining HTLF, Mr. Jones was the Chief Credit Officer for Fulton Financial Corporation, a regional financial holding company based in Lancaster, Pennsylvania from 2018 until joining HTLF. Mr. Jones previously served as the Executive Vice President Credit Administration and Analytics for First Horizon National Corporation, a regional financial holding company based in Memphis, Tennessee from 2011 to 2018. Mr. Jones has managed large scale credit and banking operations while developing and delivering new business processes and capabilities within global and regional financial institutions. He has previously worked for Bank of America and BMO Harris primarily in the risk management areas.

Jay L. Kim joined HTLF in January 2020 as Executive Vice President, General Counsel and was named as Corporate Secretary in October 2020. Mr. Kim was most recently a partner with Dorsey & Whitney LLP, based in Minneapolis, Minnesota, in their Banking and Financial Services Industry group and focused on advising banks, trust companies, wealth management firms, commercial and residential mortgage brokers and retirement plan administrators on mergers and acquisitions and regulatory and operational matters. Mr. Kim rejoined Dorsey & Whitney LLP in 2017 after serving as Executive Vice President, General Counsel and Director of Corporate Development for Alerus Financial Corporation headquartered in Grand Forks, North Dakota from 2012 to 2017. His responsibilities at Alerus included oversight of the risk management, audit and compliance functions as well as acquisitions and investor relations. Prior to joining Alerus in 2012, he was a partner at Dorsey & Whitney LLP and another Minneapolis law firm, and he also served as Senior Vice President and General Counsel with Marquette Financial Companies.

Tamina L. O'Neill joined HTLF in 2019 as Executive Vice President, Chief Risk Officer. Ms. O’Neill was most recently the Director of Enterprise and Operational Risk Management at MB Financial Bank, a Chicago based mid-size institution from 2013 until joining HTLF. Ms. O’Neill’s experience spans small, mid-size and larger global financial institutions as her financial services and risk management career started approximately 30 years ago with LaSalle Bank/ABN AMRO, a multi-national global financial institution. Over the course of her career, she has built programs and led teams in government lending, commercial banking compliance, corporate compliance, operational risk and enterprise risk management.

David A. Prince joined HTLF in 2018 as Executive Vice President, Commercial Banking. Prior to joining HTLF, Mr. Prince was the Commercial Banking Group Executive Vice President at Associated Banc-Corp., headquartered in Green Bay, Wisconsin from 2010 until joining HTLF. Mr. Prince has served in leadership roles at GE Capital Commercial Finance and National City Bank and has extensive commercial lending experience.

Daniel C. Stevens joined HTLF in 2019 as Executive Vice President, Operations. He most recently served as the Chief Operating Officer for Rabobank, NA based in Roseville, California from 2014 through 2019 and its Chief Financial Officer from 2008 through 2014. Mr. Stevens has over 35 years of financial services experience, which includes serving as a Chief Financial Officer and Chief Operating Officer at both international and domestic banks. Mr. Stevens started his professional career at Arthur Andersen & Co. in Chicago, Illinois. He is an inactive holder of the certified public accountant certification. Subsequent to December 31, 2021, Mr. Stevens announced his retirement from HTLF, which will be effective in March 2022.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HTLF's common stock was held by approximately 2,700 stockholders of record as of February 14, 2022, and approximately 19,200 additional stockholders held shares in street name. The common stock of HTLF has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

On March 17, 2020, HTLF's board of directors authorized management to acquire and hold up to 5% of capital or $103.6 million as of December 31, 2021, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2021.

The following table and graph show a five-year comparison of cumulative total returns for HTLF, the Nasdaq Composite Index, the KBW Nasdaq Bank Index and the S&P U.S. BMI Banks Index, in each case assuming investment of $100 on December 31, 2016, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	As of December 31,
	2016	2017	2018	2019	2020	2021
Heartland Financial USA, Inc.	$100.00	$112.96	$93.56	$107.47	$89.22	$114.08
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW Nasdaq Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2016

* Total return assumes reinvestment of dividends

Total Return Performance
Index Value ($)
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Heartland Financial USA, Inc.
Nasdaq Composite Index
KBW Nasdaq Bank Index
S&P U.S. BMI Banks Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the consolidated financial condition and results of operations of HTLF as of the dates and for the periods indicated is presented below. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto and other financial data appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial statements include the accounts of HTLF and its subsidiaries, all of which are wholly-owned.

For a discussion of 2019 results of operations, including a discussion of the financial results for the fiscal year ended December 31, 2020, compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 24, 2021.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1, "Summary of Significant Accounting Policies," for further discussion on HTLF's critical accounting policies.

The estimates and judgments that management believes have the most effect on HTLF’s reported financial position and results of operations are as follows:

Allowance For Credit Losses

The process utilized by HTLF to estimate the allowance for credit losses is considered a critical accounting estimate for HTLF. The allowance for credit losses represents management’s estimate of identified and unidentified current expected credit losses in the existing loan portfolio. Therefore, the accuracy of this estimate could have a material impact on HTLF’s earnings.

For certain commercial and agricultural loans and any related unfunded loan commitments, the expected credit losses are calculated on a pool basis through a transition matrix model derived life of loan probability of default and loss given default methodology. The probability of default and loss given default methodology have been developed using HTLF’s historical loss experience over the look back period, currently over the most recent 13 years. For smaller commercial and agricultural loans, residential real estate loans and consumer loans and any related unfunded loan commitments, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back-period. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. All individually assessed loan calculations are completed at least semi-annually.

HTLF's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect, up or down, on the level of recognized loan losses, that, for whatever reason, may not be represented in the quantitative analysis performed in determining its base loan loss rates.

Additionally, our allowance calculation utilizes an overlay approach for its economic forecasting component, similar to the method utilized for the qualitative factors. The length of the reasonable and supportable forecast period is a judgmental determination based on the level to which HTLF can reasonably support its forecast of economic conditions that drive its estimate of expected loss.

The economic indices utilized from the economic forecast include the national unemployment rate, national gross domestic product, capacity index manufacturing growth, national commercial real estate price index, national home price index and the national farm products price index. The economic indices utilized in the calculation which may be the most sensitive in the allowance calculation are the national unemployment rate and the national gross domestic product because management believes changes in these indices, positive or negative, will be impactful to all loan pools.

The appropriateness of the allowance for credit losses is monitored on an ongoing basis by the credit administration group, loan review staff, executive and senior management and the boards of directors of HTLF and each Bank. There can be no assurances that the allowance for credit losses will be adequate to cover all current expected credit losses, but management believes that the allowance for credit losses was appropriate at December 31, 2021. While management uses available information to provide for credit losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions.

Should the economic climate deteriorate, borrowers may experience financial difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for credit losses. Conversely, improvement in credit quality and economic conditions may allow for a reduction of provision for credit losses. Any unanticipated changes, positive or negative, could have a significant impact on the results of operations.

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

Business Combinations, Goodwill and Core Deposit Intangibles

We record all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Determining the fair value of assets and liabilities acquired often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include the use of estimates. Goodwill and indefinite-lived assets are not amortized but are subject to, at a minimum, annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Core deposit intangibles assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial fair value measurement of loans and core deposit intangibles require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods. The fair value of acquired loans is based on a discounted cash flow methodology that projects principal and interest payments using key assumptions related to the discount rate and loss rates. The fair value of core deposit intangibles is based on the cost savings approach under a discounted cash flow methodology, whereby projected net cash flow benefits are derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to the discount rate, deposit attrition rates and net costs, including discounted cash flow analyses. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates and market conditions. In determining the reasonableness of cash flow estimates, HTLF reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

OVERVIEW

HTLF is a multi-bank holding company providing banking, mortgage, wealth management, investments and insurance services to businesses and consumers. As of the date of this Annual Report on Form 10-K, HTLF has eleven separately chartered banking subsidiaries with 129 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability and diversify our deposits, assets and overall customer base through organic growth and acquisitions in the Bank Markets we serve.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, securities gains, net, net gains on sale of loans held for sale and income on bank owned life insurance also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, advertising, core deposit intangibles and customer relationship intangibles amortization, other real estate and loan collection expenses and acquisition, integration and restructuring costs.

2021 Overview

Net income available to common stockholders was $211.9 million, or $5.00 per diluted common share, for the year ended December 31, 2021, compared to $133.5 million or $3.57 per diluted common share for the year ended December 31, 2020. Return on average common equity was 10.49%, and return on average assets was 1.19% for the year ended December 31, 2021, compared to 8.06% and 0.93%, respectively, for the year ended December 31, 2020.

Total assets of HTLF were $19.27 billion at December 31, 2021, an increase of $1.37 billion or 8% since December 31, 2020. Securities represented 40% of total assets at December 31, 2021 compared to 35% of total assets at December 31, 2020.

Total loans held to maturity were $9.95 billion at December 31, 2021 compared to $10.02 billion at December 31, 2020, which was a decrease of $68.5 million or 1%. Excluding total PPP loans, total loan held to maturity increased $689.4 million or 8% since year-end 2020.

Total deposits were $16.42 billion as of December 31, 2021 compared to $14.98 billion as of December 31, 2020, an increase of $1.44 billion or 10%.

Common stockholders' equity was $2.07 billion at December 31, 2021, compared to $1.97 billion at year-end 2020. Book value per common share was $49.00 at December 31, 2021, compared to $46.77 at year-end 2020. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized loss of $4.4 million compared to an unrealized gain of $76.8 million at December 31, 2020.

2020 Overview

Net income available to common stockholders was $133.5 million, or $3.57 per diluted common share, for the year ended December 31, 2020, compared to $149.1 million, or $4.14 per diluted common share, earned during the prior year. Return on average common equity was 8.06% and return on average assets was 0.93% for 2020, compared to 10.12% and 1.24%, respectively, for 2019.

Total assets of HTLF were $17.91 billion at December 31, 2020, an increase of $4.70 billion or 36% from $13.21 billion at year-end 2019. Included in this increase, at fair value, were $1.97 billion of assets acquired in the AimBank transaction and $419.7 million of assets acquired in the Johnson Bank branch transaction. Exclusive of these transactions, total assets increased $2.31 billion or 17% since December 31, 2019. Securities represented 35% of HTLF's total assets at December 31, 2020, compared to 26% at year-end 2019.

Total loans held to maturity were $10.02 billion at December 31, 2020, compared to $8.37 billion at year-end 2019, an increase of $1.66 billion or 20%. This change includes $1.24 billion of total loans held to maturity acquired at fair value in the AimBank and Johnson Bank branch transactions, which included $53.1 million of PPP loans. Excluding the loans acquired in the AimBank and Johnson Bank branch transactions and legacy PPP loans of $904.7 million, total loans held to maturity organically decreased $487.3 million or 6% since December 31, 2020.

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

Common stockholders' equity was $1.97 billion at December 31, 2020, compared to $1.58 billion at year-end 2019. Book value per common share was $46.77 at December 31, 2020, compared to $43.00 at year-end 2019. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized gain of $76.8 million at December 31, 2020, compared to an unrealized gain of $969,000 at December 31, 2019.

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

Paycheck Protection Program Loans
HTLF originated a second round of Paycheck Protection Program loans ("PPP II") totaling $473.9 million since the beginning of 2021. PPP II loans are 100% United States SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. As of December 31, 2021, approximately 98% of PPP loans originated in 2020 ("PPP I") loans have been forgiven, and approximately 63% of PPP II loans have been forgiven.

Total interest income on PPP loans increased $15.3 million or 61% to $40.6 million for the year ended December 31, 2021, compared to $25.3 million for the year ended December 31, 2020.

Issuance of Subordinated Debt
On September 8, 2021, HTLF closed its public offering of $150.0 million aggregate principal amount of its 2.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"). The 2021 subordinated notes were issued at par with an underwriting discount of $1.9 million, and the net proceeds totaled $147.6 million. The 2021 subordinated notes were registered under HTLF’s effective shelf registration statement and qualify as Tier 2 capital for regulatory purposes. The net proceeds are being used for general corporate purposes, which includes, without limitation, providing capital to support HTLF's organic growth or growth through strategic acquisitions, financing investments, capital expenditures, investments in the subsidiary banks as regulatory capital, and repaying indebtedness. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026.

Branch Optimization
During 2021, HTLF consolidated eight legacy bank branches, which included two branches in Midwestern markets, four branches in Southwestern markets, and five branches in Western markets, and sold one branch in a Midwestern market as it continues to respond to customer preferences and closely manage expenses. HTLF plans to reduce branch locations by approximately 10% in 2022 through closures, consolidations or sales. HTLF continues to review its branch network for optimization and consolidation opportunities, which may result in additional write-downs of fixed assets in future periods.

Common Stock Dividend Increase
Since 2020, the common stock dividend has been increased from $0.20 per common share in each quarter of 2020 to $0.22 for the first and second quarters of 2021, $0.25 for the third quarter of 2021, and $0.27 per common share in fourth quarter of 2021.

Charter Consolidation
In the fourth quarter of 2021, HTLF completed evaluating the consolidation of its eleven bank charters as part of its ongoing efforts to improve operational efficiency. As a result, the HTLF Board of Directors approved a plan to consolidate its eleven bank charters into a single Colorado based charter, "HTLF Bank," that will continue to operate under separate bank brands in each market. The plan is subject to regulatory approval.

The consolidation project is underway and is expected to be completed by the end of 2023. The first bank consolidation is expected to occur in mid-2022. The estimated restructuring costs of the project are approximately $20.0 million, of which $1.9 million was incurred in 2021. The ongoing financial benefits from consolidation are expected to be approximately $20.0 million annually when the project is completed and are expected to arise from the elimination of redundancies and improved operating processes. The consolidation will also increase operating capacity to be leveraged with future growth and provide better alignment of our products and services.

COVID-19 Pandemic Update
In March 2020, the outbreak of the novel COVID-19 was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally in 2021 and 2020.

In the first quarter of 2020, HTLF implemented and continues to operate under its pandemic management plan to assure workplace and employee safety and business resiliency, and the pandemic management plan continues to evolve in response to the recent developments relating to the COVID-19 pandemic.

The ultimate impact of the COVID-19 pandemic on HTLF's financial condition and results of operations will depend on the severity and duration of the pandemic, including the emergence of COVID-19 variants, related restrictions on business and consumer activity, efficacy and distribution of vaccines and the availability of government programs to alleviate the economic stress of the pandemic. See "COVID-19 Pandemic Risks" in Part 1A Risk Factors of this Annual Report on Form 10-K.

2020 Developments

Adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)"
On January 1, 2020, HTLF adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," commonly referred to as "CECL." The impact of HTLF's adoption of CECL on January 1, 2020 ("Day 1") resulted in the following:
•an increase of $12.1 million to the allowance for credit losses related to loans, which included a reclassification of $6.0 million of purchased credit impaired loan discount on previously acquired loans, and a cumulative-effect adjustment to retained earnings totaling $4.6 million, net of taxes of $1.5 million;
•an increase of $13.6 million to the allowance for unfunded commitments and a cumulative-effect adjustment to retained earnings totaling $10.2 million, net of taxes of $3.4 million, and
•established an allowance for credit losses for HTLF's held to maturity debt securities of $158,000 and a cumulative-effect adjustment to retained earnings totaling $118,000, net of taxes of $40,000.

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

Issued $115.0 Million of Preferred Equity
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

Branch Optimization
In the second half of 2020, HTLF's member banks approved plans to consolidate eight branch locations, which included two branches in the Midwest region, five branches in the Western region and one in the Southwestern region and resulted in $1.2 million and $2.3 million of fixed asset write-downs in the third and fourth quarters of 2020, respectively. The branch consolidations were completed in early 2021.

Johnson Bank Arizona Operations Purchase and Assumption
On December 4, 2020, Arizona Bank & Trust ("AB&T"), HTLF's wholly-owned subsidiary headquartered in Phoenix, Arizona, acquired certain assets and assumed substantially all of the deposits and certain other liabilities of Johnson Bank’s Arizona operations, which included four branches. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. As of the closing date, AB&T acquired, at fair value, total assets of $419.7 million, which included gross loans of $150.7 million, and deposits of $415.5 million. The systems conversion occurred simultaneously with the closing of the transaction.

AimBank Acquisition
On December 4, 2020, HTLF completed the acquisition of AimBank, headquartered in Levelland, Texas. Based on HTLF's closing common stock price of $41.89 on December 4, 2020, the aggregate consideration paid to AimBank common shareholders was $264.5 million, which was paid by delivery of common stock of $217.2 million and cash of $47.3 million, subject to certain hold-back provisions of the merger agreement relating to the cash consideration. AimBank was merged with and into HTLF's wholly-owned Texas subsidiary, First Bank and Trust, and the combined entity operates as First Bank and Trust. As of the closing date, AimBank had, at fair value, total assets of $1.97 billion, which included gross loans of $1.09 billion, and deposits of $1.67 billion. The systems conversion for this transaction occurred in February 2021.

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2021	2020	2019
STATEMENT OF INCOME DATA
Interest income	$588,760	$536,612	$514,329
Interest expense	28,200	44,883	80,600
Net interest income	560,560	491,729	433,729
Provision (benefit) for credit losses	(17,575)	67,066	16,657
Net interest income after provision for credit losses	578,135	424,663	417,072
Noninterest income	128,935	120,291	116,208
Noninterest expenses	431,812	370,963	349,161
Income taxes	55,335	36,053	34,990
Net income	219,923	137,938	149,129
Preferred dividends	(8,050)	(4,451)	—
Net income available to common stockholders	$211,873	$133,487	$149,129

PER COMMON SHARE DATA
Net income – diluted	$5.00	$3.57	$4.14
Cash dividends	$0.96	$0.80	$0.68
Dividend payout ratio	19.20%	22.41%	16.43%
Book value per common share (GAAP)	$49.00	$46.77	$43.00
Tangible book value per common share (non-GAAP)(1)	$34.59	$32.07	$29.51
Weighted average shares outstanding-diluted	42,410,611	37,356,524	36,061,908
Tangible common equity ratio (non-GAAP)(1)	7.84%	7.81%	8.52%

BALANCE SHEET DATA
Investments	$7,697,650	$6,292,067	$3,435,441
Loans held for sale	21,640	57,949	26,748
Total net loans receivable held to maturity	9,954,572	10,023,051	8,367,917
Allowance for credit losses-loans	110,088	131,606	70,395
Total assets	19,274,549	17,908,339	13,209,597
Total deposits	16,417,255	14,979,905	11,044,331
Long-term obligations	372,072	457,042	275,773
Preferred equity	110,705	110,705	—
Common stockholders’ equity	2,071,473	1,968,526	1,578,137

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2021	2020	2019
EARNINGS PERFORMANCE DATA
Annualized return on average assets	1.19%	0.93%	1.24%
Annualized return on average common equity	10.49	8.06	10.12
Annualized return on average tangible common equity (non-GAAP)(1)	15.59	12.28	15.73
Annualized net interest margin	3.29	3.65	4.00
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.33	3.69	4.04
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	59.48	56.65	62.50

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.37%	0.53%	0.66%
Nonperforming loans to total loans	0.70	0.88	0.96
Net loan charge-offs to average loans	0.04	0.32	0.11
Allowance for credit losses to total loans	1.11	1.31	0.84
Allowance for credit losses to total loans excluding PPP loans	1.13	1.45	NA
Allowance for lending related credit losses to total loans	1.26	1.47	NA
Allowance for lending related credit losses to total loans excluding PPP loans	1.29	1.62	NA
Allowance for credit losses to nonperforming loans	157.45	149.37	87.28

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	11.51%	11.59%	12.26%
Average common equity to average assets	10.92	11.21	12.26
Total capital to risk-adjusted assets	15.90	14.71	13.75
Tier 1 capital	12.39	11.85	12.31
Common equity tier 1	11.53	10.92	10.88
Tier 1 leverage	8.57	9.02	10.10

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these tables for reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2021	2020	2019
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$2,071,473	$1,968,526	$1,578,137
Less goodwill	576,005	576,005	446,345
Less other intangible assets, net	32,988	42,383	48,688
Tangible common stockholders' equity (non-GAAP)	$1,462,480	$1,350,138	$1,083,104

Common shares outstanding, net of treasury stock	42,275,264	42,093,862	36,704,278
Common stockholders' equity (book value) per share (GAAP)	$49.00	$46.77	$43.00
Tangible book value per common share (non-GAAP)	$34.59	$32.07	$29.51

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2021	2020	2019
Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Total assets (GAAP)	$19,274,549	$17,908,339	$13,209,597
Less goodwill	576,005	576,005	446,345
Less core deposit intangibles and customer relationship intangibles, net	32,988	42,383	48,688
Total tangible assets (non-GAAP)	$18,665,556	$17,289,951	$12,714,564
Tangible common equity ratio (non-GAAP)	7.84%	7.81%	8.52%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$211,873	$133,487	$149,129
Plus core deposit and customer intangibles amortization, net of tax(1)	7,422	8,429	9,458
Adjusted net income available to common stockholders (non-GAAP)	$219,295	$141,916	$158,587

Average common stockholders' equity (GAAP)	$2,020,200	$1,656,708	$1,473,396
Less average goodwill	576,005	456,854	415,841
Less average other intangibles, net	37,554	44,298	49,377
Average tangible common equity (non-GAAP)	$1,406,641	$1,155,556	$1,008,178
Annualized return on average common equity (GAAP)	10.49%	8.06%	10.12%
Annualized return on average tangible common equity (non-GAAP)	15.59%	12.28%	15.73%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$560,560	$491,729	$433,729
Plus tax-equivalent adjustment(1)	7,212	5,466	4,929
Net interest income, fully tax-equivalent (non-GAAP)	$567,772	$497,195	$438,658
Average earning assets	$17,025,088	$13,481,613	$10,845,940
Net interest margin (GAAP)	3.29%	3.65%	4.00%
Net interest margin, fully tax-equivalent (non-GAAP)	3.33%	3.69%	4.04%

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2021	2020	2019
Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$560,560	$491,729	$433,729
Plus tax-equivalent adjustment(1)	7,212	5,466	4,929
Net interest income, fully tax-equivalent	567,772	497,195	438,658
Noninterest income	128,935	120,291	116,208
Securities gains, net	(5,910)	(7,793)	(7,659)
Unrealized gain on equity securities, net	(58)	(640)	(525)
Gain on extinguishment of debt	—	—	(375)
Valuation adjustment on servicing rights	(1,088)	1,778	911
Adjusted revenue (non-GAAP)	$689,651	$610,831	$547,218

Total noninterest expenses (GAAP)	$431,812	$370,963	$349,161
Less:
Core deposit intangibles and customer relationship intangibles amortization	9,395	10,670	11,972
Partnership investment in tax credit projects	6,303	3,801	8,030
(Gain)/loss on sales/valuations of assets, net	588	5,101	(19,422)
Acquisition, integration and restructuring costs	5,331	5,381	6,580
Adjusted noninterest expenses (non-GAAP)	$410,195	$346,010	$342,001
Efficiency ratio, fully tax-equivalent (non-GAAP)	59.48%	56.65%	62.50%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$578	$398	$816
Occupancy	10	—	1,215
Furniture and equipment	655	958	87
Professional fees	2,867	3,399	2,365
Advertising	173	143	203
(Gain)/loss on sales/valuations of assets, net	39	—	1,003
Other noninterest expenses	1,009	483	891
Total acquisition, integration and restructuring costs	$5,331	$5,381	$6,580

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
•Organic deposit growth is exclusive of deposits obtained through acquisitions. Management believes that this measure provides a more complete understanding of underlying trends in deposit growth notwithstanding acquisitions.
•Organic loan growth is exclusive of loans obtained through acquisitions and PPP loans. Management believes that this measure provides a more complete understanding of underlying trends in loan growth notwithstanding acquisitions.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
HTLF's management monitors and manages net interest income and net interest margin and shares the results with investors because they are key indicators of HTLF's profitability and growth of earning assets.

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

Our success in maintaining competitive net interest margin despite the low-interest rate environment has been the result of an increase in average earning assets, including earning assets acquired in recent acquisitions and PPP loans, and a favorable deposit mix. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the years ended December 31, 2021, 2020 and 2019, our net interest margin included 9 basis points, 12 basis points and 18 basis points, respectively, of purchase accounting discount amortization.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income and net interest margin on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Net interest margin, expressed as a percentage of average earning assets, was 3.29% (3.33% on a fully tax-equivalent basis) during 2021, compared to 3.65% (3.69% on a fully tax-equivalent basis) during 2020 and 4.00% (4.04% on a fully tax-equivalent basis) during 2019. Excluding the impact of PPP loans, HTLF's net interest margin on a fully-tax equivalent basis (non-GAAP) was 3.24% during 2021 compared to 3.72% during 2020.

Total interest income and average earning asset changes for 2021 compared to 2020 were:
•Total interest income increased $52.1 million or 10% to $588.8 million from $536.6 million due to an increase in average earning assets, which was partially offset by a decrease in the average rate on earning assets.

•Total interest income on a tax-equivalent basis (non-GAAP) was $596.0 million compared to $542.1 million, which was an increase of $53.9 million or 10%.
•Average earning assets increased $3.54 billion or 26% to $17.03 billion from $13.48 billion, which was primarily attributable to recent acquisitions, increases in securities and loan growth.
•The average rate on earning assets decreased 52 basis points to 3.50% compared to 4.02%, which was primarily due to recent decreases in market interest rates and a shift in earning asset mix. Total average securities were 41% of earning assets compared to 32%.

Total interest expense and average interest bearing liability changes for 2021 compared to 2020 were:
•Total interest expense decreased $16.7 million or 37% to $28.2 million compared to $44.9 million.
•The average rate paid on HTLF's interest bearing liabilities decreased to 0.28% compared to 0.54%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.64 billion or 21% to $9.45 billion from $7.81 billion, which was primarily attributable to recent acquisitions and deposit growth.
•The average rate paid on HTLF's interest bearing deposits decreased 23 basis points to 0.16% compared to 0.39%, which was primarily attributable to recent decreases in market interest rates.
•Average borrowings decreased $17.3 million or 3% to $520.9 million from $538.2 million. The average interest rate paid on HTLF's borrowings was 2.57% compared to 2.71%.

Net interest income changes for 2021 compared to 2020 were:
•Net interest income totaled $560.6 million compared to $491.7 million, which was an increase of $68.8 million or 14%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $567.8 million compared to $497.2 million, which was an increase of $70.6 million or 14%.

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

Total interest expense and average interest bearing liability changes for 2020 compared to 2019 were:
•Total interest expense decreased $35.7 million or 44% during 2020 to $44.9 million from $80.6 million during 2019.
•The average rate paid on HTLF's interest bearing liabilities decreased to 0.54% compared to 1.14%, which was primarily due to recent decreases in market interest rates.
•Average interest bearing deposits increased $1.16 billion or 17% to $7.81 billion from $6.65 billion, which was primarily attributable to recent acquisitions and deposit growth, including deposits from government stimulus payments and other COVID-19 relief programs.
•The average rate paid on HTLF's interest bearing deposits decreased 57 basis points to 0.39% compared to 0.96%, which was primarily attributable to recent decreases in market interest rates.
•Average borrowings increased $135.9 million or 34% to $538.2 million from $402.3 million. The average interest rate paid on HTLF's borrowings was 2.71% compared to 4.19%.

Net interest income changes for 2020 compared to 2019 were:
•Net interest income totaled $491.7 million compared to $433.7 million, which was an increase of $58.0 million or 13%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $497.2 million compared to $438.7 million, which was an increase of $58.5 million or 13%.

Management believes net interest margin in dollars will continue to increase as the amount of earning assets grows, however the current low interest rate environment may result in a decrease to the net interest margin as a percentage of average earning assets. The Federal Reserve has indicated it will closely assess economic data, but has signaled it will begin to raise the Federal funds interest rate in early 2022. Ultimately,the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions. Any increase to the Federal Funds rate in 2022 would positively impact HTLF's net interest income due to its asset sensitive balance sheet.

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

	For the Year Ended December 31,
	2021			2020			2019
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,135,732	$125,010	2.04%	$3,901,202	$98,263	2.52%	$2,522,365	$73,147	2.90%
Nontaxable(1)	799,283	24,390	3.05	424,199	15,802	3.73	313,197	12,491	3.99
Total securities	6,935,015	149,400	2.15	4,325,401	114,065	2.64	2,835,562	85,638	3.02
Interest bearing deposits with other banks and other short-term investments	254,630	344	0.14	225,024	924	0.41	313,373	6,695	2.14
Federal funds sold	3,457	1	0.03	107	—	—	138	4	2.90
Loans:(2)
Commercial and industrial(1)	2,543,514	111,473	4.38	2,437,183	118,513	4.86	2,445,552	127,796	5.23
PPP loans	734,139	40,627	5.53	779,183	25,285	3.25	—	—	—
Owner occupied commercial real estate	1,950,014	81,717	4.19	1,480,109	72,215	4.88	1,337,910	74,853	5.59
Non-owner occupied commercial real estate	1,969,910	87,728	4.45	1,589,932	78,178	4.92	1,173,233	73,067	6.23
Real estate construction	824,055	37,891	4.60	1,007,086	46,785	4.65	947,933	52,668	5.56
Agricultural and agricultural real estate	681,493	29,822	4.38	538,646	25,713	4.77	563,944	29,625	5.25
Residential real estate	846,573	36,768	4.34	793,821	38,210	4.81	862,663	42,876	4.97
Consumer	407,592	20,201	4.96	410,013	22,190	5.41	429,856	26,036	6.06
Less: allowance for credit losses	(125,304)	—	—	(104,892)	—	—	(64,224)	—	—
Net loans	9,831,986	446,227	4.54	8,931,081	427,089	4.78	7,696,867	426,921	5.55
Total earning assets	17,025,088	595,972	3.50%	13,481,613	542,078	4.02%	10,845,940	519,258	4.79%
Nonearning Assets	1,483,185			1,300,992			1,175,977
Total Assets	$18,508,273			$14,782,605			$12,021,917
Interest Bearing Liabilities
Savings	$8,311,825	$9,063	0.11%	$6,718,413	$16,560	0.25%	$5,530,503	$47,069	0.85%
Time deposits	1,137,097	5,734	0.50	1,088,185	13,727	1.26	1,115,785	16,665	1.49
Short-term borrowings	181,165	471	0.26	155,467	610	0.39	126,337	1,748	1.38
Other borrowings	339,733	12,932	3.81	382,733	13,986	3.65	275,982	15,118	5.48
Total interest bearing liabilities	9,969,820	28,200	0.28%	8,344,798	44,883	0.54%	7,048,607	80,600	1.14%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,230,851			4,554,479			3,384,341
Accrued interest and other liabilities	176,697			169,450			115,573
Total noninterest bearing liabilities	6,407,548			4,723,929			3,499,914
Stockholders' Equity	2,130,905			1,713,878			1,473,396
Total Liabilities and Equity	$18,508,273			$14,782,605			$12,021,917
Net interest income, fully tax-equivalent (non-GAAP)(1)		$567,772			$497,195			$438,658
Net interest spread(1)			3.22%			3.48%			3.65%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			3.33%			3.69%			4.04%

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

	For the Years Ended December 31,
	2021 Compared to 2020 Change Due to			2020 Compared to 2019 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets/Interest Income
Investment securities:
Taxable	$48,218	$(21,471)	$26,747	$35,749	$(10,633)	$25,116
Nontaxable(1)	11,875	(3,287)	8,588	4,181	(870)	3,311
Interest bearing deposits	108	(688)	(580)	(1,493)	(4,278)	(5,771)
Federal funds sold	—	1	1	(1)	(3)	(4)
Loans(1)(2)	41,624	(22,486)	19,138	63,383	(63,215)	168
Total earning assets	101,825	(47,931)	53,894	101,819	(78,999)	22,820
Liabilities/Interest Expense
Interest bearing deposits:
Savings	3,274	(10,771)	(7,497)	8,443	(38,952)	(30,509)
Time deposits	591	(8,584)	(7,993)	(403)	(2,535)	(2,938)
Short-term borrowings	90	(229)	(139)	333	(1,471)	(1,138)
Other borrowings	(1,619)	565	(1,054)	4,801	(5,933)	(1,132)
Total interest bearing liabilities	2,336	(19,019)	(16,683)	13,174	(48,891)	(35,717)
Net interest income	$99,489	$(28,912)	$70,577	$88,645	$(30,108)	$58,537

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

PROVISION FOR CREDIT LOSSES

A provision for credit losses is charged to expense to provide, in HTLF management’s opinion, an appropriate allowance for credit losses. The following table shows the components of HTLF's provision for credit losses for the years ended December 31, 2021, 2020 and 2019, in thousands:

	For the Years Ended December 31,
	2021	2020	2019
Provision (benefit) for credit losses-loans	$(17,706)	$65,745	$16,657
Provision (benefit) for credit losses-unfunded commitments(1)	182	1,428	—
Provision (benefit) for credit losses-held to maturity securities(2)	(51)	(107)	—
Total provision expense (benefit)	$(17,575)	$67,066	$16,657

(1) Prior to the adoption of ASU 2016-13, the provision for unfunded commitments was immaterial and therefore, prior periods are not presented.
(2) Prior to the adoption of ASU 2016-13, there was no requirement to record provision for credit losses for held to maturity securities.

The provision benefit for credit losses was $17.6 million during 2021 compared to expense of $67.1 million during 2020 and $16.7 million during 2019. The provision benefit for 2021 was impacted by several factors, including:
•increases in balances of loans held to maturity of $689.4 million excluding total PPP loans from year end-2020, which included an increase of $358.3 million of government guaranteed loans for which no provision was required,
•decrease in nonperforming loans of $18.2 million to $69.9 million or 0.70% of total loans compared to $88.1 million or 0.88% of total loans at December 31, 2020,
•net charge-offs of $3.8 million, and
•improved macroeconomic factors compared to 2020.

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
•HTLF recorded $9.6 million of provision expense for non-purchased credit deteriorated ("PCD") loans acquired in the fourth quarter.

At December 31, 2021, the allowance for credit losses for loans was 1.11% of total loans and 157.45% of nonperforming loans compared to 1.31% of total loans and 149.37% of nonperforming loans at December 31, 2020, and 0.84% of loans and 87.28% of nonperforming loans at December 31, 2019.

Given the size of HTLF's loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, HTLF's provision for credit losses will vary from year to year. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion under the captions "Critical Accounting Estimates," "Provision for Credit Losses" and "Allowance for Credit Losses" in Item 8 of this Annual Report on Form 10-K, and the information in Note 1, "Basis of Presentation," and Note 6, "Allowance for Credit Losses" to the consolidated financial statements contained herein.

HTLF believes the allowance for credit losses as of December 31, 2021, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in current economic conditions could cause certain borrowers to experience financial difficulty. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic and other economic headwinds, including recent concerns over COVID-19 variants, supply chain challenges and workforce shortages and wage pressures, the provision for credit losses could be volatile in future periods.

NONINTEREST INCOME

The table below summarizes HTLF's noninterest income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Service charges and fees	$59,703	$47,467	$52,157	26%	(9)%
Loan servicing income	3,276	2,977	4,843	10	(39)
Trust fees	24,417	20,862	19,399	17	8
Brokerage and insurance commissions	3,546	2,756	3,786	29	(27)
Securities gains, net	5,910	7,793	7,659	(24)	2
Unrealized gain on equity securities, net	58	640	525	(91)	22
Net gains on sale of loans held for sale	20,605	28,515	15,555	(28)	83
Valuation adjustment on servicing rights	1,088	(1,778)	(911)	161	(95)
Income on bank owned life insurance	3,762	3,554	3,785	6	(6)
Other noninterest income	6,570	7,505	9,410	(12)	(20)
Total noninterest income	$128,935	$120,291	$116,208	7%	4%

Notable changes in the components of noninterest income are as follows:

Service Charges and Fees

The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Service charges and fees on deposit accounts	$16,414	$14,441	$12,790	14%	13%
Overdraft fees	11,005	9,166	11,543	20	(21)
Customer service fees	220	177	331	24	(47)
Credit card fee income	21,623	16,026	15,594	35	3
Debit card income	10,441	7,657	11,899	36	(36)
Total service charges and fees	$59,703	$47,467	$52,157	26%	(9)%

Total service charges and fees were $59.7 million in 2021, which was an increase of $12.2 million or 26% from $47.5 million in 2020. Total service charges and fees in 2020 were $47.5 million, which was a decrease of $4.7 million or 9% from $52.2 million in 2019.

The changes detailed in the table above were primarily attributable to HTLF's larger customer base as a result of recent acquisitions. Additionally, HTLF waived retail and small business service charges and fees through much of the second and third quarters of 2020 in recognition of the impact of the COVID-19 pandemic on those customers. Credit card and debit card transaction volumes were lower throughout the most of 2020 due to the COVID-19 pandemic.

Management does not anticipate making changes to its consumer overdraft fee structure. However, management is monitoring and assessing the industry changes related to consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Trust Fees
Trust fees totaled $24.4 million for the year ended December 31, 2021, an increase of $3.6 million or 17% from $20.9 million for the year ended December 31, 2020. Trust fees increased $1.5 million or 8% to $20.9 million for the year ended December 31, 2020 from $19.4 million for the year ended December 31, 2019. The increase was primarily attributable to an increase in the market value of trust assets under management, which were $3.79 billion, $3.42 billion and $3.03 billion at December 31, 2021, 2020, and 2019, respectively.

Loan Servicing Income

The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Commercial and agricultural loan servicing fees(1)	$2,826	$3,287	$3,110	(14)%	6%
Residential mortgage servicing fees(2)	1,837	1,726	4,901	6	(65)
Mortgage servicing rights amortization	(1,387)	(2,036)	(3,168)	(32)	(36)
Total loan servicing income	$3,276	$2,977	$4,843	10%	(39)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights.
(2) Mortgage loans serviced by HTLF, primarily for GSEs, totaled $723.3 million, $743.3 million and $616.7 million as of December 31, 2021, 2020 and 2019, respectively.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Total loan servicing income totaled $3.3 million for 2021 compared to $3.0 million for 2020 and $4.8 million for 2019.

Included in and offsetting loan servicing income is the amortization of capitalized servicing rights, which was $1.4 million during 2021 compared to $2.0 million during 2020 and $3.2 million during 2019. Stable residential mortgage interest rates during 2021 caused mortgage refinancing activity to decrease during the year, which resulted in lower mortgage servicing rights amortization. The decrease in mortgage loan servicing income and the amortization of servicing rights in 2020 was primarily due to the sale of Dubuque Bank and Trust Company's mortgage servicing portfolio on April 30, 2019.

Note 8, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Net Gains on Sale of Loans Held for Sale
Net gains on sale of loans held for sale totaled $20.6 million during 2021 compared to $28.5 million during 2020 and $15.6 million during 2019. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Loans sold to investors in 2021 totaled $466.1 million compared to $621.5 million during 2020, which was a decrease of $155.4 million or 25%. The decrease in 2021 was primarily attributable to stable residential mortgage interest rates which caused mortgage refinancing activity to decrease. The increase during 2020 was primarily due to an increase in residential mortgage loan refinancing activity in response to declines in mortgage interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights decreased $1.1 million for the year ending December 31, 2021, compared to increasing $1.8 million for the year ended December 31, 2020, which was a change of $2.9 million or 161%, and the valuation adjustment increased $867,000 to $1.8 million for the year ended December 31, 2020 from $911,000 for the year ended December 31, 2019. The change for the year ended December 31, 2021 was primarily due to increases in residential mortgage interest rates during 2021 compared to declines in residential mortgage interest rates during 2020.

NONINTEREST EXPENSES

The following table summarizes HTLF's noninterest expenses for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Salaries and employee benefits	$240,114	$202,668	$200,341	18%	1%
Occupancy	29,965	26,554	25,429	13	4
Furniture and equipment	13,323	12,514	12,013	6	4
Professional fees	64,600	54,068	47,697	19	13
Advertising	7,257	5,235	9,825	39	(47)
Core deposit intangibles and customer relationship intangibles amortization	9,395	10,670	11,972	(12)	(11)
Other real estate and loan collection expenses	990	1,340	1,035	(26)	29
(Gain)/loss on sales/valuations of assets, net	588	5,101	(19,422)	88	(126)
Acquisition, integration and restructuring costs	5,331	5,381	6,580	(1)	(18)
Partnership investment in tax credit projects	6,303	3,801	8,030	66	(53)
Other noninterest expenses	53,946	43,631	45,661	24	(4)
Total noninterest expenses	$431,812	$370,963	$349,161	16%	6%

Notable changes in the components of noninterest expenses are as follows:

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $37.4 million or 18% to $240.1 million in 2021 and $2.3 million or 1% to $202.7 million in 2020. Full-time equivalent employees totaled 2,249 on December 31, 2021, compared to 2,013 on December 31, 2020, and 1,908 on December 31, 2019.

The increase in salaries and employee benefits during 2021 was primarily attributable to higher salaries expense, normalized health care usage, and an increase in full-time equivalent employees, which included the addition of specialized commercial and agribusiness lending teams. The increase in full-time equivalent employees as of December 31, 2020 was primarily due to the acquisitions completed in the fourth quarter of 2020.

Professional Fees
Professional fees increased $10.5 million or 19% to $64.6 million during 2021 and $6.4 million or 13% to $54.1 million during 2020. The increase in 2021 was primarily attributable to technology and automation projects completed during the year and the acquisitions completed in the fourth quarter of 2020. Included in professional fees for 2020 was $5.7 million of FDIC insurance assessments compared to $860,000 in 2019. The increase for 2020 was due to the expiration of small bank credits, which were applied to FDIC assessments for the year ended December 31, 2019.

Advertising
Advertising expense increased $2.0 million or 39% to $7.3 million during 2021, which was primarily attributable to the resumption of in-person customer events. Advertising expense decreased $4.6 million or 47% to $5.2 million during 2020. The decrease for the year ended December 31, 2020 was primarily attributable to a reduction of in-person customer events and an overall managed reduction in marketing spend in response to operational environment changes caused by the COVID-19 pandemic.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization totaled $9.4 million during 2021 compared to $10.7 million during 2020 and $12.0 million during 2019, which was a decrease of $1.3 million or 12% and a decrease of $1.3 million or 11%. The changes for the years ended December 31, 2021 and 2020 were attributable to recent acquisitions.

Net Gains/Losses on Sales/Valuations of Assets
Net losses on sales/valuations of assets totaled $588,000 during 2021 compared to $5.1 million during 2020 and net gains of $19.4 million during 2019. During the fourth quarter of 2021, HTLF recorded $424,000 of fixed asset write-downs related to twelve properties, which included seven bank branches and five operation centers, listed as held for sale at the end of 2021. During the second half of 2020, HTLF recorded $3.5 million of fixed asset write-downs related to eight branch consolidations.

Partnership Investment in Tax Credit Projects
Partnership investment in tax credit projects totaled $6.3 million, $3.8 million and $8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The expense is dependent upon the number of tax credit projects placed in service during the year.

Excluding the items noted above, increases in all other noninterest expense categories for the years ended December 31, 2021, and 2020, were primarily attributable to recent acquisitions.

EFFICIENCY RATIO

One of HTLF's top priorities has been to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing it to below 57%. The efficiency ratio, fully tax-equivalent (non-GAAP), was 59.48% for 2021 compared to 56.65% for 2020 and 62.50% for 2019.

HTLF continues to explore strategies to improve operational efficiency, which include the following items:
•The consolidation of its eleven bank charters. Two key tenets of the charter consolidation project are the retention of brand identities and local market decision-making and management and the maintenance of operational and administrative functions in Dubuque, Iowa. The ongoing financial benefits from consolidation are expected to be approximately $20.0 million annually when the project is completed and are expected to arise from the elimination of redundancies and improved operating processes. The consolidation will also increase operating capacity to be leveraged with future growth and provide better alignment of our products and services. The charter consolidation is expected to be complete by the end of 2023.
•A reduction in HTLF's branch network by approximately 10% is expected through its branch optimization strategy.

In spite of cost savings initiatives, management believes the efficiency ratio could remain elevated due to the continued low interest rate environment, wage pressure and workforce shortages, supply chain disruptions and inflation.

See "Financial Highlights" in Item 7 of this Annual Report on Form 10-K for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

INCOME TAXES

HTLF's effective tax rate was 20.1% for 2021 compared to 20.7% for 2020 and 19.0% for 2019. The following items impacted HTLF's 2021, 2020 and 2019 tax calculations:
•Solar energy tax credits of $6.1 million, $2.3 million and $4.0 million.
•Federal low-income housing tax credits of $540,000, $780,000 and $1.1 million.
•Historic rehabilitation tax credits of $720,000, $1.1 million and $1.8 million.
•New markets tax credits of $300,000, $300,000 and $0.
•Tax-exempt interest income as a percentage of pre-tax income of 9.9%, 11.8% and 10.1%.
•The tax-equivalent adjustment for this tax-exempt interest income was $7.2 million, $5.5 million and $4.9 million.
•Tax benefits of $491,000, $617,000 and $1.9 million related to the release of valuation allowances on deferred tax assets.

FINANCIAL CONDITION

HTLF's total assets were $19.27 billion at December 31, 2021, an increase of $1.37 billion or 8% since December 31, 2020. HTLF's total assets were $17.91 billion at December 31, 2020, an increase of $4.70 billion or 36% compared to $13.21 billion at December 31, 2019. Included in the increase for 2020 were $1.97 billion of assets acquired at fair value in the AimBank transaction and $419.7 million of assets acquired at fair value in the Johnson Bank branch transaction.

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

In 2021, HTLF originated $473.9 million of PPP loans ("PPP II"). HTLF originated $1.20 billion of PPP loans ("PPP I") during 2020, and HTLF acquired $53.1 million of PPP loans in the AimBank transaction. At December 31, 2021, HTLF had $27.1 million of PPP I loans outstanding, which was net of $118,000 of unamortized deferred fees, and $172.8 million of PPP II loans outstanding, which was net of $6.4 million of unamortized deferred fees. Under the CARES Act, all PPP loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. The collateral that HTLF requires for most of these loans is based upon the discounted market value of the collateral. Non-owner occupied commercial real estate loans are typically dependent, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely sale of the project. Personal guarantees are frequently required as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition.

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

Lenders at each subsidiary bank are complimented by HTLF Specialized Industries, a centralized team of middle-market lenders focused on specific industries and more complex loan structures. The expertise of this team includes the commercial real estate, healthcare, and food and agribusiness industries, as well as syndications and franchise finance.

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. The acquisition of First Bank & Trust in Lubbock, Texas, in 2018 included its wholly owned mortgage subsidiary, PrimeWest Mortgage Corporation, which was merged into First Bank & Trust in April 2020. First Bank & Trust provides mortgage loans to customers in Texas and has expanded to also serve the mortgage needs of customers in many of HTLF's Bank Markets. First Bank & Trust services the conventional loans it sells into the secondary market.

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

At December 31, 2021, $212.6 million or 51% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $234.4 million or 57% at December 31, 2020. Under our policy guidelines for the underwriting of these lines of credit, the customer may generally receive advances of up to 80% of the value of the property.

The Banks have not been active in the origination of subprime loans. Consistent with our community banking model, which includes meeting the legitimate credit needs within the communities served, the Banks may make loans to borrowers possessing subprime characteristics if there are mitigating factors present that reduce the potential default risk of the loan.

HTLF’s major source of income is interest on loans. The table below presents the composition of HTLF’s loan portfolio at the end of the years indicated, in thousands:

	As of December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial and industrial	$2,645,085	26.57%	$2,534,799	25.29%	$2,530,809	30.24%
Paycheck Protection Program ("PPP")	199,883	2.01	957,785	9.56	—	—
Owner occupied commercial real estate	2,240,334	22.51	1,776,406	17.72	1,472,704	17.60
Non-owner occupied commercial real estate	2,010,591	20.20	1,921,481	19.17	1,495,877	17.88
Real estate construction	856,119	8.60	863,220	8.61	1,027,081	12.27
Agricultural and agricultural real estate	753,753	7.57	714,526	7.13	565,837	6.76
Residential real estate	829,283	8.33	840,442	8.39	832,277	9.95
Consumer	419,524	4.21	414,392	4.13	443,332	5.30
Total loans receivable held to maturity	9,954,572	100.00%	10,023,051	100.00%	8,367,917	100.00%
Allowance for credit losses	(110,088)		(131,606)		(70,395)
Loans receivable, net	$9,844,484		$9,891,445		$8,297,522

Loans held for sale totaled $21.6 million at December 31, 2021, and $57.9 million at December 31, 2020, which were primarily residential mortgage loans.

The table below sets forth the remaining maturities of loans held to maturity by category as of December 31, 2021, in thousands. Maturities are based upon contractual dates.

		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years		Over 15 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$866,630	$554,904	$489,022	$397,724	$202,267	$105,541	$28,997	$2,645,085
PPP	199,883	—	—	—	—			199,883
Owner occupied commercial real estate	298,073	564,587	299,473	451,667	377,021	70,746	178,767	2,240,334
Non-owner occupied commercial real estate	316,697	616,856	414,998	261,683	341,720	8,829	49,808	2,010,591
Real estate construction	307,750	211,028	169,468	73,024	91,534	—	3,315	856,119
Agricultural and agricultural real estate	298,356	174,915	106,213	81,550	53,674	25,193	13,852	753,753
Residential real estate	102,148	181,573	64,914	232,911	112,679	45,629	89,429	829,283
Consumer	45,028	97,785	240,824	33,238	1,795	663	191	419,524
Total	$2,434,565	$2,401,648	$1,784,912	$1,531,797	$1,180,690	$256,601	$364,359	$9,954,572

Total loans
Total loans held to maturity were $9.95 billion at December 31, 2021, compared to $10.02 billion at year-end 2020, a decrease of $68.5 million or 1%. Excluding changes in total PPP loans, loans increased $689.4 million or 8% since year end 2020.

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

The table below shows the changes in loan balances by loan category for the years indicated, in thousands:

	As of December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Commercial and industrial	$2,645,085	$2,534,799	$2,530,809	4%	—%
PPP	199,883	957,785	—	(79)	100
Owner occupied commercial real estate	2,240,334	1,776,406	1,472,704	26	21
Non-owner occupied commercial real estate	2,010,591	1,921,481	1,495,877	5	28
Real estate construction	856,119	863,220	1,027,081	(1)	(16)
Agricultural and agricultural real estate	753,753	714,526	565,837	5	26
Residential real estate	829,283	840,442	832,277	(1)	1
Consumer	419,524	414,392	443,332	1	(7)
Total	$9,954,572	$10,023,051	$8,367,917	(1)%	20%

Commercial and industrial loans
Commercial and industrial loans totaled $2.65 billion at December 31, 2021, compared to $2.53 billion at both December 31, 2020 and December 31, 2019. Changes to commercial and industrial loans for the years ended December 31, 2021 and 2020 were:
•Commercial and industrial loans increased $110.3 million or 4% since December 31, 2020, and included an increase of $25.8 million of government guaranteed loans.
•During the year ended December 31, 2020, commercial and industrial loans increased $4.0 million or less than 1%.
•Excluding $186.8 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $182.8 million or 7% during the year ended December 31, 2020.

PPP loans
At December 31, 2021, HTLF had $27.1 million of PPP I loans outstanding, which was net of $118,000 of unamortized deferred fees, and $172.8 million of PPP II loans outstanding, which was net of $6.4 million of unamortized deferred fees. As of December 31, 2021, approximately 98% of PPP I loans had been forgiven, and approximately 63% of PPP II loans had been forgiven.

At December 31, 2020, HTLF had $957.8 million of PPP I loans outstanding, which was net of $19.3 million of unamortized deferred fees, and included $53.1 million of loans acquired in the AimBank transaction.

Owner occupied commercial real estate loans
Owner occupied commercial real estate loans totaled $2.24 billion at December 31, 2021, compared to $1.78 billion at year-end 2020 and $1.47 billion at year-end 2019. Changes to owner occupied real estate loans for the years ended December 31, 2021 and 2020 were:
•Owner occupied commercial real estate loans increased $463.9 million or 26% during 2021, and included an increase of $249.7 million of government guaranteed loans.
•During the year ended December 31, 2020, owner occupied commercial real estate loans increased $303.7 million or 21%.
•Excluding $182.1 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically increased $121.6 million or 8% during the year ended December 31, 2020.

Non-owner occupied commercial real estate loans
Non-owner occupied commercial real estate loans totaled $2.01 billion at December 31, 2021, compared to $1.92 billion at year-end 2020 and $1.50 billion at year-end 2019. Changes to non-owner occupied commercial real estate loans for the years ended December 31, 2021 and 2020 were:
•Non-owner occupied commercial loans increased $89.1 million or 5% during the year ended December 31, 2021, and included an increase of $46.2 million of government guaranteed loans.
•During the year ended December 31, 2020, non-owner occupied commercial real estate loans increased $425.6 million or 28%.
•Excluding $218.7 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically increased $206.9 million or 14% during the year ended December 31, 2020.

Real estate construction loans
Real estate construction loans totaled $856.1 million at December 31, 2021, compared to $863.2 million at year-end 2020 and $1.03 billion at year-end 2019. Changes to real estate construction loans for the years ended December 31, 2021 and 2020 were:
•Real estate construction loans decreased $7.1 million or 1% during the year ended December 31, 2021.
•During the year ended December 31, 2020, real estate construction loans decreased $163.9 million or 16%.
•Excluding $100.9 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $264.8 million or 26% since December 31, 2019.

Agricultural and agricultural real estate loans
Agricultural and agricultural real estate loans totaled $753.8 million at December 31, 2021, compared to $714.5 million at year-end 2020 and $565.8 million at year-end 2019. Changes to agricultural and agricultural real estate loans for the years ended December 31, 2021 and 2020 were:
•Agricultural and agricultural real estate loans increased $39.2 million or 5% since December 31, 2020, and included an increase of $36.7 million of government guaranteed loans.
•During the year ended December 31, 2020, agricultural and agricultural real estate loans increased $148.7 million or 26%.
•Excluding $247.5 million of loans acquired in the AimBank transaction, loans organically decreased $98.8 million or 17% since December 31, 2019.

Residential real estate loans
Residential real estate loans totaled $829.3 million at December 31, 2021, compared to $840.4 million at December 31, 2020, and $832.3 million at December 31, 2019. Changes to residential real estate loans for the years ended December 31, 2021 and 2020 were:
•Residential real estate loans decreased $11.2 million or 1% during the year end December 31, 2021.
•Residential real estate loans increased $8.2 million or 1% during the year ended December 31, 2020.
•Excluding $197.3 million of loans acquired in the AimBank and Johnson Bank branch transactions, loans organically decreased $189.2 million or 23% since December 31, 2019.

Consumer loans
Consumer loans totaled $419.5 million at December 31, 2021, compared to $414.4 million at year-end 2020 and $443.3 million at year-end 2019. Changes to consumer loans for the years ended December 31, 2021 and 2020 were:
•For the year ended December 31, 2021, consumer loans increased $5.1 million or 1%.
•For the year ended December 31, 2020, consumer loans decreased $28.9 million or 7%.
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

While HTLF has seen overall improvement in customers' financial position since the onset of the COVID-19 pandemic, further economic disruption resulting from COVID-19 and its variants and the cessation of government support programs could make it difficult for some customers to repay the principal and interest on their loans.

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for HTLF and has been updated to be in accordance with CECL as of January 1, 2020. All prior periods are presented in accordance with prior GAAP. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of this Annual Report on Form 10-K for the year ended December 31, 2021 and Note 1, "Basis of Presentation," of the consolidated financial statements included in this Annual Report on Form 10-K.

Total Allowance for Lending Related Credit Losses

The following table shows, in thousands, the components of HTLF's total allowance for lending related credit losses, which includes the allowance for credit losses for loans and the allowance for unfunded commitments, as of the dates indicated:

	December 31, 2021		December 31, 2020		January 1, 2020
	Amount	% of Allowance	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$88,635	70.59%	$102,398	69.71%	$82,829	85.99%
Qualitative	25,445	20.27	29,101	19.81	11,468	11.91
Economic forecast	11,470	9.14	15,387	10.48	2,021	2.10
Total	$125,550	100.00%	$146,886	100.00%	$96,318	100.00%

Quantitative Allowance
The quantitative allowance of HTLF's total allowance for lending related credit losses totaled $88.6 million at December 31, 2021, which was a decrease of $13.8 million or 13% from $102.4 million at December 31, 2020. The following items impacted the quantitative allowance at December 31, 2021:
•Nonpass loans totaled $741.3 million at December 31, 2021, which was a decrease of $341.4 million or 32% from $1.08 billion at December 31, 2020.
•Government guaranteed loans, for which no provision is required, increased $358.3 million during 2021.
•Specific reserves for individually assessed loans totaled $7.6 million, which was a decrease of $1.8 million or 19% from $9.4 million at December 31, 2020.

The following items impacted the quantitative allowance at December 31, 2020:
•The quantitative allowance increased $17.5 million for loans acquired in the AimBank and Johnson Bank branch transactions in the fourth quarter of 2020.
•Specific reserves for individually assessed loans totaled $9.4 million.

Qualitative Allowance
The qualitative allowance of HTLF's total allowance decreased $3.7 million or 13% to $25.4 million at December 31, 2021, compared to $29.1 million at December 31, 2020. Management assesses several risk factors in the qualitative calculation, and in making its assessment for December 31, 2021, decreased the level of qualitative adjustment based on improving market conditions and credit quality trends.

At the end of the first quarter of 2020, in making its assessment, management increased the level of other external factors risk from the initial day 1 (January 1, 2020) assessment of moderate to high, which remained high at December 31, 2020. This level reflected the uncertainty of both the economic forecasting and quantitative allowance component results given the high level of market and economic volatility that existed due to the COVID-19 pandemic. While several of the qualitative factors increased, the change in the other external factors was the primary driver of the overall increase in the qualitative allowance for the year ended December 31, 2020.

Economic Forecasting
The economic forecast allowance was $11.5 million at December 31, 2021, which was a decrease of $3.9 million or 25% from $15.4 million at December 31, 2020. HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. At December 31, 2021, Moody's December 6, 2021 baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period.

For the December 31, 2021 calculation, the economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for lingering economic headwinds, such as COVID-19 variants, supply chain challenges, and workforce shortages and wage pressures, that are yet to be resolved.

At December 31, 2020, HTLF utilized Moody's December 7, 2020, baseline forecast scenario, which included implications of COVID-19, and HTLF used a one year reasonable and supportable forecast period.

Allowance for Credit Losses-Loans

The table below presents the changes in the allowance for credit losses for loans for the years ended December 31, 2021 and 2020, in thousands:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of period	$131,606	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	—	12,071
Adjusted balance January 1, 2020	131,606	82,466
Allowance for purchased credit deteriorated loans	—	12,313
Provision (benefit) for credit losses	(17,706)	65,745
Recoveries on loans previously charged off	4,931	3,804
Charge-offs on loans	(8,743)	(32,722)
Balance at end of period	$110,088	$131,606

Allowance for credit losses for loans as a percent of loans	1.11%	1.31%
Allowance for credit losses for loans as a percentage of nonaccrual loans	158.70	150.60
Allowance for credit losses for loans a percentage of non-performing loans	157.45	149.37

The allowance for credit losses for loans totaled $110.1 million and $131.6 million at December 31, 2021, and December 31, 2020, respectively. The allowance for credit losses for loans at December 31, 2021, was 1.11% of loans compared to 1.31% of loans at December 31, 2020. The following items impacted HTLF's allowance for credit losses for loans for the year ended December 31, 2021:
•Provision benefit totaled $17.7 million, which was primarily attributable to improved macroeconomic factors compared to 2020.
•Net charge offs totaled $3.8 million or 0.04% of average loans outstanding.
•Nonpass loans totaled $741.3 million at December 31, 2021, which was a decrease of $341.4 million or 32% from $1.08 billion at December 31, 2020.
•Government guaranteed loans, for which no provision is required, increased $358.3 million during 2021.

The following items impacted HTLF's allowance for credit losses for loans for the year ended December 31, 2020:
•The allowance for credit losses for loans increased $12.1 million after the adoption of CECL on January 1, 2020.
•Provision expense totaled $65.7 million, which included $9.6 million of provision expense for loans acquired in the fourth quarter of 2020.
•Net charge offs totaled $28.9 million or 0.32% of average loans outstanding, which included $13.9 million of charge offs related to three individually assessed loans with principal balances of $17.1 million.

The table below summarizes activity in the allowance for credit losses for loans for the years indicated, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to income. the ratio of net charge-offs to average loans outstanding, in thousands:

	As of December 31,
	2021	2020	2019
Balance at beginning of year	$131,606	$70,395	$61,963
Impact of ASU 2016-13 adoption on January 1, 2020	—	12,071	—
Adjusted balance	131,606	82,466	61,963
Allowance for purchased credit deteriorated loans	—	12,313	—
Charge-offs:
Commercial and industrial	2,150	14,974	7,129
PPP	—	—	—
Owner occupied commercial real estate	296	13,671	119
Non-owner occupied commercial real estate	1,637	45	21
Real estate construction	10	105	156
Agricultural and agricultural real estate	1,902	1,201	2,633
Residential real estate	181	515	458
Consumer	2,567	2,211	3,074
Total charge-offs	8,743	32,722	13,590
Recoveries:
Commercial and industrial	3,058	1,277	2,462
PPP	—	—	—
Owner occupied commercial real estate	152	205	178
Non-owner occupied commercial real estate	33	30	201
Real estate construction	10	220	255
Agricultural and agricultural real estate	531	971	529
Residential real estate	13	108	139
Consumer	1,134	993	1,601
Total recoveries	4,931	3,804	5,365
Net charge-offs(1)	3,812	28,918	8,225
Provision (benefit) for credit losses	(17,706)	65,745	16,657
Balance at end of year	$110,088	$131,606	$70,395
Net charge-offs to average loans	0.04%	0.32%	0.11%

(1) Includes net charge-offs (recoveries) at Citizens Finance Parent Co. of $(631) for 2019.

The following table shows the ratio of net charge offs (recoveries) to average loans outstanding, which include nonaccrual loans and loans held for sale, by loan type for the years indicated, dollars in thousands:

	For the Years Ended December 31,
	2021	2020	2019
Commercial and industrial
Net charge offs (recoveries)	$(908)	$13,697	$4,667
Average loans	2,543,514	2,437,183	2,445,552
Net charge offs (recoveries) to average loans	(0.04)%	0.56%	0.19%
PPP
Net charge offs (recoveries)	$—	$—	N/A
Average loans	734,139	779,183	N/A
Net charge offs (recoveries) to average loans	—	—	N/A
Owner occupied commercial real estate
Net charge offs (recoveries)	$144	$13,466	$(59)
Average loans	1,950,014	1,480,109	1,337,910
Net charge offs (recoveries) to average loans	0.01%	0.91%	—%
Non-owner occupied commercial real estate
Net charge offs (recoveries)	$1,604	$15	$(180)
Average loans	1,969,910	1,589,932	1,173,233
Net charge offs (recoveries) to average loans	0.08%	—%	(0.02)%
Real estate construction
Net charge offs (recoveries)	$—	$(115)	$(99)
Average loans	824,055	1,007,086	947,933
Net charge offs (recoveries) to average loans	—%	(0.01)%	(0.01)%
Agricultural and agricultural real estate
Net charge offs (recoveries)	$1,371	$230	$2,104
Average loans	681,493	538,646	563,944
Net charge offs (recoveries) to average loans	0.20%	0.04%	0.37%
Residential real estate
Net charge offs (recoveries)	$168	$407	$319
Average loans	846,573	793,821	862,663
Net charge offs (recoveries) to average loans	0.02%	0.05%	0.04%
Consumer
Net charge offs (recoveries)(1)	$1,433	$1,218	$1,473
Average loans	407,592	410,013	429,856
Net charge offs (recoveries) to average loans	0.35%	0.30%	0.34%

(1) Includes net charge-offs (recoveries) at Citizens Finance Parent Co. of $(631) for 2019.

The table below shows our allocation of the allowance for credit losses for loans by types of loans, in thousands:

	As of December 31,
	2021		2020		2019
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial and industrial	$27,738	26.57%	$38,818	25.29%	$34,207	30.24%
PPP	—	2.01	—	9.56	—	—
Owner occupied commercial real estate	19,214	22.51	20,001	17.72	7,921	17.60
Non-owner occupied commercial real estate	17,908	20.20	20,873	19.17	7,584	17.88
Real estate construction	22,538	8.60	20,080	8.61	8,677	12.27
Agricultural and agricultural real estate	5,213	7.57	7,129	7.13	5,680	6.76
Residential real estate	8,427	8.33	11,935	8.39	1,504	9.95
Consumer	9,050	4.21	12,770	4.13	4,822	5.30
Total allowance for credit losses for loans	$110,088	100.00%	$131,606	100.00%	$70,395	100.00%

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

Allowance for Unfunded Commitments

The following table shows, in thousands, the changes in HTLF's allowance for unfunded commitments for the years ended December 31, 2021 and December 31, 2020:

	For the Year Ended December 31,
	2021	2020
Balance at beginning of year	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance at January 1, 2020	15,280	13,852
Provision (benefit) for credit losses	182	1,428
Balance at end of year	$15,462	$15,280

The allowance for unfunded commitments totaled $15.5 million as of December 31, 2021, compared to $15.3 million as of December 31, 2020. Unfunded commitments totaled $3.83 billion at December 31, 2021, and $3.26 billion at December 31, 2020.

HTLF's allowance for unfunded commitments totaled $13.9 million after the adoption of CECL on January 1, 2020. HTLF recorded a benefit to provision for credit losses for unfunded commitments of $894,000 during 2020, and $2.3 million of provision for credit losses related to unfunded loan commitments related to the acquisitions completed in the fourth quarter of 2020.

CREDIT QUALITY AND NONPERFORMING ASSETS

HTLF's internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 5, "Loans" of HTLF’s consolidated financial statements in this Annual Report on Form 10-K.

HTLF's nonpass loans totaled $741.3 million or 7.4% of total loans as of December 31, 2021 compared to $1.08 billion or 10.8% of total loans as of December 31, 2020. As of December 31, 2021, HTLF's nonpass loans consisted of approximately 50% watch loans and 50% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2021 was 9%. Included in HTLF's nonpass loans at December 31, 2021 were $27.8 million of nonpass PPP loans as a result of risk ratings on related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2020, HTLF's nonpass loans were comprised of approximately 56% watch loans and 44% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2020, was 8%.

Loans delinquent 30 to 89 days as a percent of total loans were 0.07% at December 31, 2021 compared to 0.23% at December 31, 2020.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	As of December 31,
	2021	2020	2019
Nonaccrual loans	$69,369	$87,386	$76,548
Loans contractually past due 90 days or more	550	720	4,105
Total nonperforming loans	69,919	88,106	80,653
Other real estate	1,927	6,624	6,914
Other repossessed assets	43	240	11
Total nonperforming assets	$71,889	$94,970	$87,578
Restructured loans(1)	$817	$2,370	$3,794

Nonaccrual loans to total loans receivable	0.70%	0.87%	0.91%
Nonperforming loans to total loans receivable	0.70	0.88	0.96
Nonperforming assets to total loans receivable plus repossessed property	0.72	0.95	1.05
Nonperforming assets to total assets	0.37	0.53	0.66

(1) Represents accruing restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs.

The tables below summarize the changes in HTLF's nonperforming assets, including other real estate owned ("OREO") during 2021 and 2020, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2020	$88,106	$6,624	$240	$94,970
Loan foreclosures	(3,252)	2,807	445	—
Net loan charge offs	(3,812)	—	—	(3,812)
New nonperforming loans	35,719	—	—	35,719
Reduction of nonperforming loans(1)	(46,842)	—	—	(46,842)
OREO/Repossessed sales proceeds	—	(7,749)	(589)	(8,338)
OREO/Repossessed assets gains/(write-downs), net	—	245	(53)	192
December 31, 2021	$69,919	$1,927	$43	$71,889

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2019	$80,653	$6,914	$11	$87,578
Loan foreclosures	(3,789)	3,511	278	—
Net loan charge offs	(28,918)	—	—	(28,918)
New nonperforming loans	63,151	—	—	63,151
Acquired nonperforming assets	11,662	1,119	—	12,781
Reduction of nonperforming loans(1)	(34,653)	—	—	(34,653)
OREO/Repossessed sales proceeds	—	(3,876)	(37)	(3,913)
OREO/Repossessed assets gains/(write-downs), net	—	(1,044)	(12)	(1,056)
December 31, 2020	$88,106	$6,624	$240	$94,970

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $69.9 million or 0.70% of total loans at December 31, 2021, compared to $88.1 million or 0.88% of total loans at December 31, 2020.

Approximately 58%, or $40.8 million, of HTLF's nonperforming loans at December 31, 2021, had individual loan balances exceeding $1.0 million, the largest of which was $7.6 million. At December 31, 2020, approximately 54%, or $47.4 million, of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $7.3 million. The portion of HTLF's nonresidential real estate nonperforming loans covered by government guarantees was $14.5 million at December 31, 2021, compared to $14.6 million at December 31, 2020.

Other real estate owned
Other real estate owned was $1.9 million at December 31, 2021, compared to $6.6 million at December 31, 2020, and $6.9 million at December 31, 2019. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $7.7 million in 2021 compared to $3.9 million in 2020 and $7.7 million in 2019.

Troubled debt restructured loans
In certain circumstances, we may modify the terms of a loan to maximize the collection of amounts due. In most cases, the modification is either a reduction in interest rate, conversion to interest only payments, extension of the maturity date or a reduction in the principal balance. Generally, the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, so a concessionary modification is granted to the borrower that would otherwise not be considered. Restructured loans accrue interest as long as the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. Many of our loan restructurings occur on a case-by-case basis in connection with ongoing loan collection processes. We have also participated in certain restructuring programs for residential real estate borrowers. In general, certain residential real estate borrowers facing an interest rate reset that are current in their repayment status are allowed to retain the lower of their existing interest rate or the market interest rate as of their interest reset date.

We had an aggregate balance of $10.4 million in restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms. At December 31, 2020, we had an aggregate balance of $6.2 million in restructured loans, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms.

SECURITIES

The composition of HTLF's securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established risk appetite parameters. Securities represented 40% of HTLF's total assets at December 31, 2021, compared to 35% at December 31, 2020, and 26% at December 31, 2019. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and paydown borrowings. Total securities carried at fair value as of December 31, 2021, were $7.53 billion, an increase of $1.40 billion or 23% since December 31, 2020. Total securities carried at fair value as of December 31, 2020, were $6.13 billion, an increase of $2.82 billion or 85% since December 31, 2019. The increase includes $267.9 million of securities acquired in 2020.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity net of allowance for credit losses and other, by major category, in thousands:

	As of December 31,
	2021		2020		2019
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. treasuries	$1,008	0.01%	$2,026	0.03%	$8,503	0.25%
U.S. agencies	193,384	2.51	166,779	2.65	184,676	5.38
Obligations of states and political subdivisions	2,169,742	28.19	1,724,066	27.40	798,514	23.24
Mortgage-backed securities - agency	2,349,289	30.52	1,355,270	21.54	766,726	22.32
Mortgage-backed securities - non-agency	1,743,379	22.65	1,449,116	23.03	430,497	12.53
Commercial mortgage-backed securities - agency	123,912	1.61	174,153	2.77	68,865	2.00
Commercial mortgage-backed securities - non-agency	600,888	7.81	252,767	4.02	436,325	12.70
Asset-backed securities	409,653	5.32	1,069,266	16.99	691,579	20.13
Corporate bonds	3,040	0.04	3,742	0.06	—	—
Equity securities	20,788	0.27	19,629	0.31	18,435	0.54
Other securities	82,567	1.07	75,253	1.20%	31,321	0.91
Total securities	$7,697,650	100.00%	$6,292,067	100.00%	$3,435,441	100.00%

HTLF's securities portfolio had an expected modified duration of 5.26 years as of December 31, 2021, compared to 5.52 years as of December 31, 2020, and 6.17 years as of December 31, 2019.

At December 31, 2021, we had $82.6 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The table below presents the contractual maturities for the debt securities classified as available for sale at December 31, 2021, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasuries	$1,008	1.70%	$—	—%	$—	—%	$—	—%	$—	—%	$1,008	1.70%
U.S. agencies	—	—	1,264	2.73	33,561	1.48	158,559	1.53	—	—	193,384	1.53
Obligations of states and political subdivisions	1,473	4.00	18,061	3.27	139,159	2.59	1,926,340	2.41	—	—	2,085,033	2.43
Mortgage-backed securities - agency	—	—	—	—	—	—	—	—	2,349,289	0.81	2,349,289	0.81
Mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	1,743,379	2.70	1,743,379	2.70
Commercial mortgage-backed securities - agency	—	—	—	—	—	—	—	—	123,912	1.69	123,912	1.69
Commercial mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	600,888	3.81	600,888	3.81
Asset-backed securities	—	—	—	—	—	—	—	—	409,653	1.76	409,653	1.76
Corporate bonds	—	—	572	3.98	2,468	4.78	—	—	—	—	3,040	4.63
Equity securities	—	—	—	—	—	—	—	—	20,788	—	20,788	—
Total	$2,481	3.07%	$19,897	3.25%	$175,188	2.41%	$2,084,899	2.35%	$5,247,909	1.88%	$7,530,374	2.02%

The table below presents the contractual maturities for the debt securities classified as held to maturity at December 31, 2021, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$5,096	5.43%	$38,787	5.10%	$34,824	4.87%	$6,002	5.31%	$84,709	5.04%
Total	$5,096	5.43%	$38,787	5.10%	$34,824	4.87%	$6,002	5.31%	$84,709	5.04%

The unrealized losses on HTLF's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2021. See Note 4, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

DEPOSITS

Total deposits were $16.42 billion as of December 31, 2021, compared to $14.98 billion as of December 31, 2020, an increase of $1.44 billion or 10%, The mix of total deposits remains favorable, with demand deposits representing 40% at December 31, 2021, and 38% at December 31, 2020. Savings deposits represented 54% at both December 31, 2021 and December 31, 2020.

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

	For the Years Ended December 31,
	2021			2020			2019
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$6,230,851	39.74%	—%	$4,554,479	36.85%	—%	$3,384,341	33.74%	—%
Savings	8,311,825	53.01	0.11	6,718,413	54.35	0.25	5,530,503	55.14	0.85
Time deposits	1,137,097	7.25	0.50	1,088,185	8.80	1.26	1,115,785	11.12	1.49
Total deposits	$15,679,773	100.00%		$12,361,077	100.00%		$10,030,629	100.00%

Total Average Deposits
•Total average deposits increased $3.32 billion or 27% during 2021 to $15.68 billion.
•In 2021, 38% of our total average deposits were from our Midwestern Bank Markets, 38% were from our Southwestern Bank Markets, and 24% were from our Western Bank Markets.
•Total average deposits increased $2.33 billion or 23% during 2020 to $12.36 billion, which included approximately $153.9 million of deposits acquired in 2020.
•Excluding acquired deposits, total average deposits increased $2.18 billion or 22% during 2020.

Average Demand Deposits
•Average demand deposits increased $1.68 billion or 37% to $6.23 billion during 2021.
•In 2021, 33% of our demand deposits were from our Midwestern Bank Markets, 40% were from our Southwestern Bank Markets, and 27% were from our Western Bank Markets.
•Average demand deposits increased $1.17 billion or 35% to $4.55 billion during 2020.
•Excluding acquired demand deposits of approximately $57.3 million, average demand deposits increased $1.11 billion or 33% during 2020.

Average Savings Deposits
•Average savings deposits increased $1.59 billion or 24% to $8.31 billion during 2021.
•In 2021, 43% of our savings deposits were from our Midwestern Bank Markets, 36% were from our Southwestern Bank Markets, and 21% were from our Western Bank Markets.
•Average savings deposit balances increased by $1.19 billion or 21% to $6.72 billion during 2020.
•Excluding acquired savings deposits of approximately $72.0 million, average savings deposits increased $1.12 billion or 20% during 2020.

Growth in non-time deposits in 2021 was positively impacted by payments related to federal government stimulus and other COVID-19 relief programs.

Average Time Deposits
•Average time deposits increased $48.9 million or 4% to $1.14 billion during 2021.
•In 2021, 28% of time deposits were from our Midwestern Bank Markets, 52% were from our Southwestern Bank Markets, and 20% were from our Western Bank Markets.
•Average time deposits decreased $27.6 million or 2% to $1.09 billion during 2020.
•Excluding acquired time deposits of approximately $24.6 million, average time deposits decreased $52.2 million or 5% during 2020.

Average brokered time deposits as a percentage of total average deposits were less than 1% during 2021, 2020 and 2019.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2021, in thousands:

December 31, 2021
3 months or less	$170,248
Over 3 months through 6 months	131,284
Over 6 months through 12 months	166,413
Over 12 months	137,282
Total	$605,227

The following table sets for the amount and maturities of time deposits of $250,000 or more, at December 31, 2021, in thousands:

December 31, 2021
3 months or less	$89,140
Over 3 months through 6 months	67,751
Over 6 months through 12 months	96,839
Over 12 months	80,002
Total	$333,732

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2021, 2020, and 2019 in thousands:

	As of December 31,			% Change
	2021	2020	2019	2021/2020	2020/2019
Retail repurchase agreements	$122,996	$118,293	84,486	4%	40%
Federal funds purchased	—	2,100	2,450	(100)	(14)
Advances from the FHLB	—	—	81,198	—	(100)
Advances from the federal discount window	—	35,000	—	(100)	100
Other short-term borrowings	8,601	12,479	14,492	(31)	(14)
Total	$131,597	$167,872	$182,626	(22)%	(8)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2021, the amount of short-term borrowings was $131.6 million compared to $167.9 million at year-end 2020, a decrease of $36.3 million or 22%.

All of the Banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $123.0 million at December 31, 2021, compared to $118.3 million at December 31, 2020, an increase of $4.7 million or 4%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2021. This revolving credit line agreement, which has $75.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to HTLF. HTLF had no advances on this line during 2021 or 2020, and no balance was outstanding on this line at December 31, 2021, and December 31, 2020.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of unamortized discount and issuance costs, in thousands, as of December 31, 2021 and 2020:

	As of December 31,		% Change
	2021	2020	2021/2020
Advances from the FHLB	$898	$1,018	(12)%
Paycheck Protection Program Liquidity Fund	—	188,872	(100)
Trust preferred securities	147,316	146,323	1
Note payable to unaffiliated bank	—	44,417	(100)
Contracts payable for purchase of real estate and other assets	1,593	1,983	(20)
Subordinated notes	222,265	74,429	199
Total	$372,072	$457,042	(19)%

Other borrowings include all debt arrangements HTLF and its subsidiaries have entered into with original maturities that extend beyond one year, as listed in the table above. As of December 31, 2021, the amount of other borrowings was $372.1 million, a decrease of $85.0 million or 19% from $457.0 million as of year-end 2020.

Each of the Banks was approved in 2020 by their respective Federal Reserve Bank to borrow from the Paycheck Protection Program Liquidity Fund ("PPPLF"). The PPPLF program ended on July 31, 2021, and all advances were repaid by September 30, 2021.

On September 8, 2021, HTLF closed its public offering of $150.0 million aggregate principal amount of its 2.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"). The notes were issued at par with an underwriting discount of $1.9 million. The net proceeds of the 2021 subordinated notes totaled $147.6 million. The 2021 subordinated notes were registered under HTLF’s effective shelf registration statement and qualify as Tier 2 capital for regulatory purposes. The net proceeds are expected to be used for general corporate purposes, which may include, without limitation, providing capital to support HTLF's organic growth or growth through strategic acquisitions, financing investments, capital expenditures, investments in the subsidiary banks as regulatory capital, and repaying indebtedness. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026.

In 2014, HTLF issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds were used for general corporate purposes.

For regulatory purposes, $177.5 million of total subordinated notes qualified as Tier 2 capital as of December 31, 2021.

HTLF has a non-revolving credit facility with an unaffiliated bank, and at December 31, 2021, no balance was outstanding on this non-revolving credit line compared to $44.4 million outstanding at December 31, 2020. The decrease in this non-revolving credit line was primarily attributable to a paydown of $20.3 million in conjunction with the renewal of the credit line in the second quarter of 2021, and the remainder was repaid with proceeds from the subordinated notes issued in September 2021. At December 31, 2021, $3.5 million of borrowing capacity was available on this non-revolving credit facility, of which no balance was drawn.

A schedule of HTLF's trust preferred offerings outstanding as of December 31, 2021, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/21	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	2.97%	03/17/2034	03/17/2022
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.45	04/07/2036	04/07/2022
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	1.68	09/15/2037	03/15/2022
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	1.65	09/01/2037	03/01/2022
Morrill Statutory Trust I	9,276	12/19/2002	3.25% over LIBOR	3.47	12/26/2032	03/26/2022
Morrill Statutory Trust II	8,976	12/17/2003	2.85% over LIBOR	3.07	12/17/2033	03/17/2022
Sheboygan Statutory Trust I	6,703	09/17/2003	2.95% over LIBOR	3.17	09/17/2033	03/17/2022
CBNM Capital Trust I	4,508	09/10/2004	3.25% over LIBOR	3.45	12/15/2034	03/15/2022
Citywide Capital Trust III	6,549	12/19/2003	2.80% over LIBOR	2.93	12/19/2033	04/23/2022
Citywide Capital Trust IV	4,411	09/30/2004	2.20% over LIBOR	2.36	09/30/2034	05/23/2022
Citywide Capital Trust V	12,198	05/31/2006	1.54% over LIBOR	1.74	07/25/2036	03/15/2022
OCGI Statutory Trust III	3,012	06/27/2002	3.65% over LIBOR	3.89	09/30/2032	03/30/2022
OCGI Capital Trust IV	5,455	09/23/2004	2.50% over LIBOR	2.70	12/15/2034	03/15/2022
BVBC Capital Trust II	7,278	04/10/2003	3.25% over LIBOR	3.38	04/24/2033	04/24/2022
BVBC Capital Trust III	9,404	07/29/2005	1.60% over LIBOR	1.82	09/30/2035	03/30/2022
Total trust preferred offerings	147,360
Less: deferred issuance costs	(44)
	$147,316

CAPITAL RESOURCES

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Under Basel III, HTLF must hold a conservation buffer above the adequately capitalized risk-based capital ratios; however, the transition provision related to the conservation buffer have been extended indefinitely.

The most recent notification from the FDIC categorized HTLF and each of its banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

HTLF's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates HTLF's capital ratios and the Federal Reserve's current capital adequacy guidelines for the dates indicated, in thousands. The table also indicates the fully-phased in capital conservation buffer, but the requirements to comply have been extended indefinitely.

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average assets	N/A	N/A	N/A	$15,531,884

December 31, 2019	13.75%	12.31%	10.88%	10.10%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50	8.50	7.00	N/A
Risk-weighted assets	$10,098,515	$10,098,515	$10,098,515	N/A
Average assets	N/A	N/A	N/A	$12,318,135

At December 31, 2021, retained earnings that could be available for the payment of dividends to meet the most restrictive minimum capital requirements totaled $758.6 million. Retained earnings that could be available for the payment of dividends to HTLF from its Banks totaled approximately $502.1 million at December 31, 2021, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

On December 4, 2020, HTLF completed the acquisition of AimBank, headquartered in Levelland, Texas in a transaction valued at approximately $264.5 million, which was paid by delivery of 5,185,045 shares of HTLF common stock and cash of $47.3 million, subject to certain hold-back provisions.

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

On August 8, 2019, HTLF filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provided HTLF with the ability to raise capital, subject to market conditions and SEC rules and limitations, if HTLF's board of directors decided to do so. This registration statement permitted HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.

Common stockholders' equity was $2.07 billion at December 31, 2021, compared to $1.97 billion at year-end 2020. Book value per common share was $49.00 at December 31, 2021, compared to $46.77 at year-end 2020. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized loss of $4.4 million and an unrealized gain of $76.8 million at December 31, 2021, and December 31, 2020, respectively.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents material fixed and determinable contractual obligations as of December 31, 2021, in thousands. Further discussion of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
Obligation	Note Reference	One Year or Less	More than One Year	Total
Demand deposits	9	$6,495,326	$—	$6,495,326
Savings deposits	9	8,897,909	—	8,897,909
Time deposits	9	795,813	228,207	1,024,020
Repurchase agreements	10	122,996	—	122,996
Other borrowings	11	2	372,070	372,072
Total		$16,312,046	$600,277	$16,912,323

We also enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, and are described in Note 15, "Commitments," to the consolidated financial statements for additional information on these commitments. As of December 31, 2021, and December 31, 2020, commitments to extend credit aggregated $3.83 billion and $3.26 billion, and standby letters of credit aggregated $51.4 million and $73.2 million, respectively.

We continue to explore opportunities to expand our footprint of independent community banks, and these acquisitions may be financed from dividends collected from our subsidiaries, the issuance of equity or debt securities, drawing on our existing lines of credit or other sources of funding. Future expenditures relating to expansion efforts cannot be estimated at this time.

We enter into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. We enter into risk participation agreements for credit protection should borrowers fail to perform on their interest rate derivative contracts. See Note 12, "Derivative Financial Instruments," to the consolidated financial statements for additional information on our derivative financial instruments.

Refer to "Liquidity" in Item 7 of this Annual Report on Form 10-K for further discussion regarding our cash flow and funding sources.

LIQUIDITY

Liquidity refers to our ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of HTLF principally depends on cash flows from operating activities, investment in and maturity of assets, changes in balances of deposits and borrowings and its ability to borrow funds in the money or capital markets. For COVID-19 trends and uncertainties impacting HTLF’s liquidity, see the discussion of "Liquidity and Interest Rate Risks" under Item 1A, Risk Factors.

At December 31, 2021, HTLF had $435.6 million of cash and cash equivalents, time deposits in other financial institutions of $2.9 million and securities carried at fair value of $7.53 billion.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

HTLF's short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds; however, HTLF intends to rely on deposit growth and additional FHLB and discount window borrowings as needed in the future.

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of December 31, 2021, HTLF had $131.6 million of short-term borrowings outstanding.

As of December 31, 2021, HTLF had $372.1 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs, and at December 31, 2021, HTLF had $913.5 million of borrowing capacity under these programs. Additionally, at December 31, 2021, HTLF had $895.6 million of borrowing capacity at the Federal Reserve Banks' discount window.

On a consolidated basis, HTLF maintains a large balance of short-term securities that, when combined with cash from operations, HTLF believes are adequate to meet its funding obligations.

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

As of December 31, 2021, the parent company had cash of $259.8 million. Additionally, HTLF has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2021. HTLF's revolving credit agreement has $75.0 million of maximum borrowing capacity, of which none was outstanding at December 31, 2021. At December 31, 2021, $3.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which HTLF complied with as of December 31, 2021.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the HTLF banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized totaled approximately $502.1 million as of December 31, 2021.
HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement expires in August 2022.

Management believes that cash on hand, cash flows from operations and cash availability under existing borrowing programs and facilities will be sufficient to meeting any recurring and additional operating cash needs in 2022.

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

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in today’s volatile economic environment. HTLF seeks to insulate itself from interest rate volatility by ensuring that rate-sensitive assets and rate-sensitive liabilities respond to changes in interest rates in a similar time frame and to a similar degree. See Item 7A of this Annual Report on Form 10-K for a discussion on the process HTLF utilizes to mitigate market risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. HTLF's market risk is comprised primarily of interest rate risk resulting from its core banking activities of lending and deposit gathering. Interest rate risk measures the impact on earnings from changes in interest rates and the effect on current fair market values of HTLF's assets, liabilities and off-balance sheet contracts. The objective is to measure this risk and manage the balance sheet to avoid unacceptable potential for economic loss.

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of HTLF's bank subsidiaries and, on a consolidated basis, by HTLF's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for HTLF and each of its bank subsidiaries. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on HTLF's interest rate risk profile and net interest income.
The core interest rate risk analysis utilized by HTLF examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on HTLF's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2021, and 2020, provided the results below, in thousands.

	2021		2020
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$506,362	(2.54)%	$506,247	(1.07)%
Base	519,573		511,697
Up 200 Basis Points	549,027	5.67%	540,625	5.65%
Year 2
Down 100 Basis Points	466,779	(10.16)%	485,312	(5.16)%
Base	503,949	(3.01)%	501,288	(2.03)%
Up 200 Basis Points	565,414	8.82%	562,247	9.88%

We use derivative financial instruments to manage the impact of changes in interest rates on our future interest income or interest expense. We are exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believe we have minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 12 to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2021	2020
ASSETS
Cash and due from banks	3	$163,895	$219,243
Interest bearing deposits with other banks and other short-term investments		271,704	118,660
Cash and cash equivalents		435,599	337,903
Time deposits in other financial institutions		2,894	3,129
Securities:
Carried at fair value (cost of $7,536,338 at December 31, 2021, and cost of $6,024,225 at December 31, 2020)	4	7,530,374	6,127,975
Held to maturity, net of allowance for credit losses of $0 at December 31, 2021, and $51 at December 31, 2020 (fair value of $94,139 at December 31, 2021, and $100,041 at December 31, 2020)	4	84,709	88,839
Other investments, at cost	4	82,567	75,253
Loans held for sale		21,640	57,949
Loans receivable:	5
Held to maturity		9,954,572	10,023,051
Allowance for credit losses	5, 6	(110,088)	(131,606)
Loans receivable, net		9,844,484	9,891,445
Premises, furniture and equipment, net	7	204,999	219,595
Premises, furniture and equipment held for sale		10,828	6,499
Other real estate, net		1,927	6,624
Goodwill	2, 8	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	8	32,988	42,383
Servicing rights, net	8	6,890	6,052
Cash surrender value on life insurance		191,722	187,664
Other assets		246,923	281,024
TOTAL ASSETS		$19,274,549	$17,908,339
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	9
Demand		$6,495,326	$5,688,810
Savings		8,897,909	8,019,704
Time		1,024,020	1,271,391
Total deposits		16,417,255	14,979,905
Short-term borrowings	10	131,597	167,872
Other borrowings	11	372,072	457,042
Accrued expenses and other liabilities		171,447	224,289
TOTAL LIABILITIES		17,092,371	15,829,108
STOCKHOLDERS' EQUITY:	16, 17, 18
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both December 31, 2021, and December 31, 2020)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2021, and December 31, 2020)		—	—
Series B Fixed-Rate Reset Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2021, and December 31, 2020, none issued or outstanding at both December 31, 2021, and December 31, 2020)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2021, and December 31, 2020, none issued or outstanding at both December 31, 2021, and December 31, 2020)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2021, and December 31, 2020; none issued or outstanding at December 31, 2021, and December 31, 2020)		—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both December 31, 2021, and December 31, 2020; 11,500 shares issued and outstanding at both December 31, 2021, and December 31, 2020)		110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both December 31, 2021 and December 31, 2020; issued 42,275,264 shares at December 31, 2021, and 42,093,862 shares at December 31, 2020)		42,275	42,094
Capital surplus		1,071,956	1,062,083
Retained earnings		962,994	791,630
Accumulated other comprehensive income (loss)		(5,752)	72,719
TOTAL STOCKHOLDERS' EQUITY		2,182,178	2,079,231
TOTAL LIABILITIES AND EQUITY		$19,274,549	$17,908,339

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2021	2020	2019
INTEREST INCOME:
Interest and fees on loans	5	$444,137	$424,941	$424,615
Interest on securities:
Taxable		125,010	98,263	73,147
Nontaxable		19,268	12,484	9,868
Interest on federal funds sold		1	—	4
Interest on interest bearing deposits in other financial institutions		344	924	6,695
TOTAL INTEREST INCOME		588,760	536,612	514,329
INTEREST EXPENSE:
Interest on deposits	9	14,797	30,287	63,734
Interest on short-term borrowings		471	610	1,748
Interest on other borrowings (includes $1,601, $(1,820), and $170 of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019, respectively)	11, 12	12,932	13,986	15,118
TOTAL INTEREST EXPENSE		28,200	44,883	80,600
NET INTEREST INCOME		560,560	491,729	433,729
Provision (benefit) for credit losses	5, 6	(17,575)	67,066	16,657
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES		578,135	424,663	417,072
NONINTEREST INCOME:
Service charges and fees	21	59,703	47,467	52,157
Loan servicing income	8	3,276	2,977	4,843
Trust fees	21	24,417	20,862	19,399
Brokerage and insurance commissions	21	3,546	2,756	3,786
Securities gains, net (includes $5,910, $7,592, and $7,659 of net security gains reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019, respectively)	4	5,910	7,793	7,659
Unrealized gain on equity securities, net	4	58	640	525
Net gains on sale of loans held for sale		20,605	28,515	15,555
Valuation adjustment on servicing rights	8	1,088	(1,778)	(911)
Income on bank owned life insurance		3,762	3,554	3,785
Other noninterest income		6,570	7,505	9,410
TOTAL NONINTEREST INCOME		128,935	120,291	116,208
NONINTEREST EXPENSES:
Salaries and employee benefits	14, 16	240,114	202,668	200,341
Occupancy	15, 23	29,965	26,554	25,429
Furniture and equipment	7	13,323	12,514	12,013
Professional fees		64,600	54,068	47,697
Advertising		7,257	5,235	9,825
Core deposit intangibles and customer relationship intangibles amortization	8	9,395	10,670	11,972
Other real estate and loan collection expenses		990	1,340	1,035
(Gain) loss on sales/valuations of assets, net		588	5,101	(19,422)
Acquisition, integration and restructuring costs		5,331	5,381	6,580
Partnership investment in tax credit projects		6,303	3,801	8,030
Other noninterest expenses		53,946	43,631	45,661
TOTAL NONINTEREST EXPENSES		431,812	370,963	349,161
INCOME BEFORE INCOME TAXES		275,258	173,991	184,119
Income taxes (includes $1,896, $2,376, and $1,890 of income tax expense reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019, respectively)	13	55,335	36,053	34,990
NET INCOME		219,923	137,938	149,129
Preferred dividends		(8,050)	(4,451)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$211,873	$133,487	$149,129
EARNINGS PER COMMON SHARE - BASIC	1	$5.01	$3.58	$4.14
EARNINGS PER COMMON SHARE - DILUTED	1	$5.00	$3.57	$4.14
CASH DIVIDENDS DECLARED PER COMMON SHARE		$0.96	$0.80	$0.68

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2021	2020	2019
NET INCOME	$219,923	$137,938	$149,129
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(103,807)	109,972	52,557
Reclassification adjustment for net gains realized in net income	(5,910)	(7,592)	(7,659)
Income taxes	28,573	(26,578)	(11,429)
Other comprehensive income (loss) on securities	(81,144)	75,802	33,469
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain (loss) on derivatives	5,037	(904)	(3,639)
Reclassification adjustment for net (gains) losses on derivatives realized in net income	(1,601)	(1,820)	170
Income taxes	(763)	567	723
Other comprehensive income (loss) on cash flow hedges	2,673	(2,157)	(2,746)
Other comprehensive income (loss)	(78,471)	73,645	30,723
TOTAL COMPREHENSIVE INCOME	$141,452	$211,583	$179,852

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2019	$—	$34,477	$743,095	$579,252	$(31,649)	$1,325,175
Comprehensive income (loss)				149,129	30,723	179,852
Cumulative effect adjustment from the adoption of ASU 2016-02 on January 1, 2019				(1,272)		(1,272)
Cash dividends declared:
Common, $0.68 per share				(24,607)		(24,607)
Issuance of 2,226,779 shares of common stock		2,227	90,692			92,919
Stock based compensation			6,070			6,070
Balance at December 31, 2019	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137

Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income (loss)				137,938	73,645	211,583
Cash dividends declared:
Preferred, $386.94 per share				(4,451)		(4,451)
Common, $0.80 per share				(29,468)		(29,468)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 5,389,584 shares of common stock		5,390	214,816			220,206
Stock based compensation			7,410			7,410
Balance at December 31, 2020	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				219,923	(78,471)	141,452
Cash dividends declared:
Preferred, $700.00 per share				(8,050)		(8,050)
Common, $0.96 per share				(40,509)		(40,509)
Issuance of 181,402 shares of common stock		181	1,130			1,311
Stock based compensation			8,743			8,743
Balance at December 31, 2021	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,923	$137,938	$149,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,894	27,289	30,797
Provision (benefit) for credit losses	(17,575)	67,066	16,657
Net amortization of premium on securities	52,145	16,042	20,326
Provision for deferred taxes	11,543	(10,910)	(414)
Securities gains, net	(5,910)	(7,793)	(7,659)
Unrealized gain on equity securities, net	(58)	(640)	(525)
Stock based compensation	8,743	7,410	6,070
(Gain) loss on sales/valuations of assets, net	2,222	5,101	(8,394)
Loans originated for sale	(466,071)	(621,507)	(384,603)
Proceeds on sales of loans held for sale	521,463	615,439	396,290
Net gains on sales of loans held for sale	(19,083)	(25,133)	(14,661)
(Increase) decrease in accrued interest receivable	(1,590)	(9,971)	1,301
Increase in prepaid expenses	(1,102)	(3,504)	(8,566)
Increase (decrease) in accrued interest payable	(497)	(2,915)	421
Gain on extinguishment of debt	—	—	(375)
Capitalization of servicing rights	(1,522)	(3,484)	(1,011)
Valuation adjustment on servicing rights	(1,088)	1,778	911
Net excess tax (expense) benefit from stock based compensation	312	(93)	266
Other, net	(2,712)	(1,745)	(34,786)
NET CASH PROVIDED BY OPERATING ACTIVITIES	326,037	190,368	161,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(10)	—	(258)
Proceeds from the sale of securities available for sale	1,475,598	1,097,378	1,628,467
Proceeds from the sale of securities held to maturity	—	1,056	—
Proceeds from the sale, maturity of and principal paydowns on other investments	4,858	8,506	10,325
Proceeds from the maturity of and principal paydowns on securities available for sale	1,059,292	567,884	402,946
Proceeds from the maturity of and principal paydowns on securities held to maturity	5,659	3,458	3,158
Proceeds from the maturity of time deposits in other financial institutions	245	585	1,216
Purchase of securities available for sale	(4,094,661)	(4,119,814)	(2,577,106)
Purchase of other investments	(12,172)	(49,228)	(6,446)
Net (increase) decrease in loans	50,437	(444,146)	(90,749)
Purchase of bank owned life insurance policies	(288)	(292)	(28)
Proceeds from bank owned life insurance policies	—	606	1,402
Proceeds from sale of mortgage servicing rights	—	—	35,017
Capital expenditures and investments	(17,203)	(18,542)	(17,928)
Net cash and cash equivalents received in acquisitions	—	641,315	76,071
Net cash expended in divestitures	(15,682)	—	(49,264)
Proceeds from sale of equipment	10,489	5,895	903
Proceeds on sale of OREO and other repossessed assets	8,338	3,913	8,304
NET CASH USED BY INVESTING ACTIVITIES	(1,525,100)	(2,301,426)	(573,970)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand deposits	813,600	1,367,903	51,178
Net increase in savings accounts	893,569	735,968	680,641
Net decrease in time deposit accounts	(242,321)	(254,540)	(81,251)
Net increase (decrease) in short-term borrowings	(36,275)	40,137	(51,314)
Proceeds from short term FHLB advances	141,700	516,545	512,085
Repayments of short term FHLB advances	(141,700)	(597,742)	(546,725)
Proceeds from other borrowings	147,614	314,397	50
Repayments of other borrowings	(233,794)	(134,244)	(20,693)
Proceeds from issuance of preferred stock	—	110,705	—
Payment for the redemption of debt	—	—	(2,125)
Proceeds from issuance of common stock	2,925	3,004	661
Dividends paid	(48,559)	(31,906)	(24,607)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,296,759	2,070,227	517,900
Net increase (decrease) in cash and cash equivalents	97,696	(40,831)	105,104
Cash and cash equivalents at beginning of year	337,903	378,734	273,630
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$435,599	$337,903	$378,734
Supplemental disclosures:
Cash paid for income/franchise taxes	$49,914	$33,402	$37,609
Cash paid for interest	28,703	47,798	80,238
Loans transferred to OREO	2,807	3,511	8,066
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	396	855	4,306
Purchases of securities available for sale, accrued, not paid	—	—	11,106
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	12,662	8,134	4,655
Securities transferred from held to maturity to available for sale	—	—	148,030
Securities transferred from available for sale to held to maturity	—	462	—
Loans transferred to held for sale	—	—	32,111
Deposits transferred to held for sale	—	—	76,968
Dividends declared, not paid	2,013	2,013	—
Stock consideration granted for acquisitions	—	217,202	92,258

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("HTLF") is a multi-bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of HTLF, which are provided through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and consumers. The loans consist primarily of commercial and industrial, owner-occupied commercial real estate, non-owner occupied commercial real estate, real estate construction, agricultural and agricultural real estate, residential real estate and consumer loans.

Principles of Presentation - The consolidated financial statements include the accounts of HTLF and its subsidiaries: Dubuque Bank and Trust Company; Illinois Bank & Trust; Wisconsin Bank & Trust; New Mexico Bank & Trust; Arizona Bank & Trust; Rocky Mountain Bank; Citywide Banks; Minnesota Bank & Trust; Bank of Blue Valley; Premier Valley Bank; First Bank & Trust; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II, and BVBC Capital Trust III. All of HTLF’s subsidiaries are wholly-owned as of December 31, 2021.

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

Business Combinations - HTLF applies the acquisition method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Under the acquisition method, HTLF recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at fair value as of the acquisition date, with the acquisition-related transaction costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits held at the Federal Reserve Bank, federal funds sold to other banks and other short-term investments. Generally, federal funds are purchased and sold for one-day periods.

Trading Securities - Trading securities represent those securities HTLF intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. HTLF had no trading securities at both December 31, 2021 and 2020.

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

Realized securities gains or losses on securities sales (using specific identification method) are included in securities gains, net in the consolidated statements of income.

Equity securities include Community Reinvestment Act mutual funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. HTLF has not recorded any impairment or other adjustments to the carrying amount of these investments during the years ended December 31, 2021, and December 31, 2020.

Allowance for Credit Losses on AFS Debt Securities - HTLF reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regard to debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The decline in fair value of an AFS debt security due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and HTLF does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis. HTLF had no allowance for credit losses on AFS debt securities recorded at December 31, 2021, and December 31, 2020.

Securities Held to Maturity - Securities which HTLF has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security.

Allowance for Credit Losses on Held to Maturity Debt Securities - HTLF measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information that is adjusted for current conditions and supportable forecasts. HTLF's held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions. The forecast and forecast period used in the calculation of the allowance for credit losses for loans is used in calculating the allowance for credit losses on held to maturity debt securities. HTLF had no allowance for credit losses on held to maturity debt securities recorded at December 31, 2021, compared to $51,000 at December 31, 2020.

Loans Held to Maturity - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. HTLF has a loan policy which establishes the credit risk appetite, lending standards and underwriting criteria designed so that HTLF may extend credit in a prudent and sound manner. The HTLF board of directors reviews and approves the loan policy on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. HTLF’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is a reasonable doubt as to the timely collection of the interest and principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for credit losses. A loan can be restored to accrual status if the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on the loan, and (1) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and (2) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower in accordance with the scheduled contractual terms.

Acquired Loans - HTLF has acquired loans through acquisitions, some of which have experienced more than insignificant deterioration in credit quality since origination and are classified as PCD loans. HTLF considers the following criteria in determining PCD loans:
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

For non-PCD loans, the premium or discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the weighted average remaining contractual life of the loan pool. Because HTLF uses the pool method as described above, no adjustment is made to the discount of an individual loan on the specific date of a credit event with respect to such loan. Additionally, the premium or discount accretion is suspended on loans that subsequently become nonperforming.

An allowance for credit losses for non-PCD loans is established through recognition of provision expense in net income using the same methodology as other loans held to maturity.

Allowance for Credit Losses for Loans - The allowance for credit losses is a valuation account that is deducted from the loans held to maturity amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Provisions for credit losses for loans and recoveries on loan previously charged-off by HTLF are added back to the allowance.

HTLF's allowance model is designed to consider the current contractual term of the loan, defined as starting as of the most recent renewal date and ending at maturity date.

Management's estimation of expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, including expected defaults and prepayments. Historical loss experience is generally the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms and differences in economic conditions, both current conditions and reasonable and supportable forecasts. If HTLF is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it is required to estimate expected credit losses for the remaining life using an approach that reverts to historical credit loss information. The components of the allowance for credit losses are described more specifically below.

Quantitative Factors
The quantitative component of the allowance for credit losses is measured using historical loss experience using a look back period, currently over the most recent 13 years, on a pool basis for loans with similar risk characteristics. HTLF utilizes third-party software to calculate the expected credit losses using two separate methodologies. For certain commercial and agricultural loans, the expected credit losses are calculated through a transition matrix model derived probability of default and loss given default methodology. The transition matrix model determines the life of loan probability of default using the historical transitions of loans between risk ratings and through default. The probability of default and loss given default methodology have been developed using HTLF’s historical loss experience over the look back period. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back-period.

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

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. A loan is collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The impairment will be recognized by creating a specific reserve against the loan with a corresponding charge to provision expense. In most cases, the specific reserve will be charged off in the same quarter as the loss is probable. In some cases, when HTLF believes certain loans do not share the same risk characteristics with other loans in the pool, the standard allows for these loans to be individually assessed. All individually assessed loan calculations are completed at least semi-annually.

Qualitative Factors
HTLF's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect, up or down, on the level of recognized loan losses, that, for whatever reason, fail to show up in the quantitative analysis performed in determining its base loan loss rates.

HTLF utilizes the following qualitative factors, all of which are equally weighted:
•changes in lending policies and procedures
•changes in the nature of loans
•experience and ability of management
•changes in the credit quality of the loan portfolio
•risk in acquired portfolios
•concentrations of credit
•other external factors

The qualitative adjustments are based on the comparison of the current condition to the average condition over the look back period. The adjustment amount can be either positive or negative depending on whether or not the current condition is better or worse than the historical average. HTLF incorporates the adjustments for changes in current conditions using an overlay approach. The adjustments are applied as a percentage adjustment in addition to the calculated historical loss rates of each pool. These adjustments reflect the extent to which HTLF expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. HTLF utilizes an anchoring approach to determine the minimum and maximum amount of qualitative allowance for credit losses, which is determined by comparing the highest and lowest historical rate to the current quantitative allowance rate to calculate the rate for the adjustment.

Economic Forecasting
The allowance for credit losses estimate incorporates a reasonable and supportable forecast of various macro-economic indices over the remaining life of HTLF’s assets. HTLF utilizes an overlay approach for its economic forecasting component, similar to the method utilized for the qualitative factors. The length of the reasonable and supportable forecast period is a judgmental determination based on the level to which the entity can support its forecast of economic conditions that drive its estimate of expected loss. HTLF compares forecasted macro-economic indices, such as unemployment and gross domestic product, to the economic conditions that existed over HTLF's look back period.

HTLF uses Moody's baseline economic forecast scenario, which is updated quarterly in HTLF's methodology. The economic forecast reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. Because of the economic uncertainty associated with COVID-19, HTLF utilized a one-year reasonable and supportable forecast period for the calculation of the December 31, 2021, and December 31, 2020 allowance for credit losses.

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

During 2020, TDR treatments were updated due to COVID-19 and the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") regulation. Under the CARES Act, banking institutions are not required to classify modifications as TDRs if the following three conditions are met: 1) the deferral was related to COVID-19, 2) executed on a loan that was not more than 30 days past due as of December 31, 2019, and 3) executed between March 1, 2020 and the later of December 31, 2020 or the last day of the Declaration of National Emergency. HTLF has adopted the CARES Act rule for TDR classification and has enhanced its procedures for deferral monitoring. The National Emergency Declaration was in effect during 2021, and therefore, HTLF followed the CARES Act rule for TDR classification during the year ended December 31, 2021.

A loan that is a TDR that has an interest rate consistent with market rates at the time of restructuring and is in compliance with its modified terms in the calendar year after the year in which the restructuring took place is no longer considered a TDR. To be considered in compliance with its modified terms, a loan that is a TDR must be in accrual status and must be current or less than 30 days past due under the modified repayment terms. A loan that has been modified at a below market rate will remain classified as a TDR. If the borrower’s financial conditions improve to the extent that the borrower qualifies for a new loan with market terms, the new loan will not be considered a TDR if HTLF's credit analysis shows the borrower's ability to perform under scheduled terms.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

At December 31, 2021 and 2020, loans held for sale primarily consisted of 1-4 family residential mortgages.

Allowance for Credit Losses on Unfunded Loan Commitments - HTLF estimates expected credit losses over the contractual term of the loan for the unfunded portion of the loan commitment that is not unconditionally cancellable by HTLF using the same collective allowance methodology for credit losses for loans described above. Management uses an estimated average utilization rate to determine the exposure at default. The allowance for unfunded commitments is recorded in the Accrued Expenses and Other Liabilities section of the consolidated balance sheets.

Mortgage Servicing and Transfers of Financial Assets - HTLF regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. HTLF generally retains the right to service the sold loans for a fee. HTLF's First Bank and Trust subsidiary serviced mortgage loans primarily for government sponsored entities with aggregate unpaid principal balance of $723.3 million and $743.3 million, at December 31, 2021 and 2020, respectively.

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

Goodwill - Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value at the purchase date. HTLF assesses goodwill for impairment annually, and more frequently if events occur which may indicate possible impairment, and assesses goodwill at the reporting unit level, also giving consideration to overall enterprise value as part of that assessment.

In evaluating goodwill for impairment, HTLF first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If HTLF concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if HTLF concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then HTLF performs a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. A goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Core Deposit Intangibles and Customer Relationship Intangibles, Net - Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles are amortized over 22 years on an accelerated basis. Annually, HTLF reviews these intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis.

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

The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. As of December 31, 2021, a valuation allowance of $327,000 was required on HTLF's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $1.3 million was required on HTLF's mortgage servicing rights with an original term of 30 years. At December 31, 2020, a valuation allowance of $422,000 was required on HTLF's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $1.4 million was required on HTLF's mortgage servicing rights with an original term of 30 years.

Cash Surrender Value on Life Insurance - HTLF and its subsidiaries have purchased life insurance policies on the lives of certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as an asset. Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as noninterest income in income on bank owned life insurance. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded in other noninterest income.

Income Taxes - HTLF and its subsidiaries file a consolidated federal income tax return and separate or combined income or franchise tax returns as required by the various states. HTLF recognizes certain income and expenses in different time periods for financial reporting and income tax purposes. The provision for deferred income taxes is based on an asset and liability approach and represents the change in deferred income tax accounts during the year, including the effect of enacted tax rate changes. A valuation allowance is provided to reduce deferred tax assets if their expected realization is deemed not to be more likely than not.

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. HTLF recognizes interest and penalties related to income tax matters in income tax expense.

Derivative Financial Instruments - HTLF uses derivative financial instruments as part of its interest rate risk management, which includes interest rate swaps, certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, HTLF records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, HTLF must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. HTLF assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

HTLF has fair value hedging relationships at December 31, 2021. HTLF uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. HTLF uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

HTLF does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage HTLF’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815.

Mortgage Derivatives - HTLF uses interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities. These commitments are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment.

Fair Value Measurements - Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts HTLF could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. HTLF's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Below is a brief description of each fair value level:

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

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to capital surplus. HTLF had no treasury stock at December 31, 2021 and December 31, 2020.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets because such items are not assets of the HTLF banks.

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, are shown in the table below, dollars and number of shares in thousands, except per share data:

	2021	2020	2019
Net income attributable to HTLF	$219,923	$137,938	$149,129
Preferred dividends	(8,050)	(4,451)	—
Net income available to common stockholders	$211,873	$133,487	$149,129
Weighted average common shares outstanding for basic earnings per share	42,260	37,269	35,991
Assumed incremental common shares issued upon vesting of restricted stock units	151	88	71
Weighted average common shares for diluted earnings per share	42,411	37,357	36,062
Earnings per common share — basic	$5.01	$3.58	$4.14
Earnings per common share — diluted	$5.00	$3.57	$4.14
Number of antidilutive stock units excluded from diluted earnings per share computation	1	—	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting." In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial. The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF has a formal working group that is responsible for the planning, assessment and execution of the transition from LIBOR as an interest rate benchmark to term SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and derivative instruments in place that reference LIBOR-based rates. HTLF's transition plan provided for the cessation in new contracts of the use of LIBOR as a reference rate by December 31, 2021.

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

TWO
ACQUISITIONS

Johnson Bank branches
On December 4, 2020, Arizona Bank & Trust ("AB&T"), a wholly-owned subsidiary of HTLF headquartered in Phoenix, Arizona, completed its acquisition of certain assets and assumed substantially all of the deposits and certain other liabilities of Johnson Bank’s Arizona operations, which includes four branches. Johnson Bank is a wholly-owned subsidiary of Johnson Financial Group, Inc. headquartered in Racine, Wisconsin. As of the closing date, AB&T acquired, at fair value, total assets of $419.7 million, which included gross loans of $150.7 million, and deposits of $415.5 million.

AIM Bancshares, Inc.
On October 19, 2020, HTLF entered into an Amended and Restated Agreement and Plan of Merger (the "agreement") with First Bank & Trust ("FBT"), HTLF's Texas wholly-owned subsidiary, AIM Bancshares, Inc. ("AIM"), AimBank, a Texas stated chartered bank and wholly-owned subsidiary of AIM, and the shareholder representative of AIM providing for HTLF to acquire AIM and AimBank in a two-step transaction. The transaction closed on December 4, 2020.

Pursuant the agreement, each share of AimBank common stock was converted into the right to receive 207 shares of HTLF common stock and $1,887.16 of cash, subject to certain hold-back provisions of the agreement. Based on the closing price of $41.89 per share of HTLF common stock on December 4, 2020, the aggregate merger consideration received by AimBank stockholders was valued at approximately $264.5 million, which was paid by delivery of HTLF common stock valued at $217.2 million and cash of $47.3 million, subject to certain hold-back provisions of the merger agreement relating to the cash consideration. In addition, holders of in-the-money options to acquire shares of AimBank common stock received aggregate consideration of approximately $4.9 million in exchange for the cancellation of such stock options.

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

HTLF recognized $91.4 million of goodwill in conjunction with the acquisition of AimBank which is calculated as the excess of both the consideration exchanged and the liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from the expected operational synergies, enhanced market area, cross-selling opportunities and expanded business lines. See Note 8 for further information on goodwill.

HTLF incurred $2.5 million of pre-tax merger related expenses in the year ended December 31, 2020, associated with the AimBank acquisition. The merger expenses are reflected on the consolidated statements of income for the applicable period and are reported primarily in the category of acquisition, integration and restructuring costs.

THREE
CASH AND DUE FROM BANKS

The HTLF banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. On March 15, 2020, the Federal Reserve temporarily suspended the reserve requirement due to the COVID-19 pandemic, and as a result, there was no reserve requirement at both December 31, 2021, and December 31, 2020.

FOUR
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
U.S. treasuries	$997	$11	$—	$1,008
U.S. agencies	193,932	264	(812)	193,384
Obligations of states and political subdivisions	2,045,386	56,263	(16,616)	2,085,033
Mortgage-backed securities - agency	2,388,601	11,870	(51,182)	2,349,289
Mortgage-backed securities - non-agency	1,749,838	4,570	(11,029)	1,743,379
Commercial mortgage-backed securities - agency	125,397	1,429	(2,914)	123,912
Commercial mortgage-backed securities - non-agency	600,253	998	(363)	600,888
Asset-backed securities	408,167	2,803	(1,317)	409,653
Corporate bonds	2,979	61	—	3,040
Total debt securities	7,515,550	78,269	(84,233)	7,509,586
Equity securities with a readily determinable fair value	20,788	—	—	20,788
Total	$7,536,338	$78,269	$(84,233)	$7,530,374
December 31, 2020
U.S. treasuries	$1,995	$31	$—	$2,026
U.S. agencies	167,048	657	(926)	166,779
Obligations of states and political subdivisions	1,562,631	75,555	(2,959)	1,635,227
Mortgage-backed securities - agency	1,351,964	16,029	(12,723)	1,355,270
Mortgage-backed securities - non-agency	1,428,068	22,688	(1,640)	1,449,116
Commercial mortgage-backed securities - agency	171,451	3,440	(738)	174,153
Commercial mortgage-backed securities - non-agency	253,421	37	(691)	252,767
Asset-backed securities	1,064,255	9,421	(4,410)	1,069,266
Corporate bonds	3,763	8	(29)	3,742
Total debt securities	6,004,596	127,866	(24,116)	6,108,346
Equity securities	19,629	—	—	19,629
Total	$6,024,225	$127,866	$(24,116)	$6,127,975

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2021, and December 31, 2020, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2021
Obligations of states and political subdivisions	$84,709	$9,430	$—	$94,139	$—
Total	$84,709	$9,430	$—	$94,139	$—
December 31, 2020
Obligations of states and political subdivisions	$88,890	$11,151	$—	$100,041	$(51)
Total	$88,890	$11,151	$—	$100,041	$(51)

As of December 31, 2021, HTLF had $29.4 million compared to $20.8 million at December 31, 2020, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2021, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$2,455	$2,481
Due in 1 to 5 years	19,058	19,897
Due in 5 to 10 years	173,467	175,188
Due after 10 years	2,048,314	2,084,899
Total debt securities	2,243,294	2,282,465
Mortgage and asset-backed securities	5,272,256	5,227,121
Equity securities with a readily determinable fair value	20,788	20,788
Total investment securities	$7,536,338	$7,530,374

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2021, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2021
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,096	$5,112
Due in 1 to 5 years	38,787	40,561
Due in 5 to 10 years	34,824	39,871
Due after 10 years	6,002	8,595
Total investment securities	$84,709	$94,139

As of December 31, 2021, securities with a carrying value of $1.66 billion compared to $2.12 billion at December 31, 2020, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2021, 2020 and 2019 are summarized as follows, in thousands:

	2021	2020	2019
Available for Sale Securities sold:
Proceeds from sales	$1,475,598	$1,097,378	$1,628,467
Gross security gains	11,892	13,208	11,774
Gross security losses	5,982	5,616	4,115

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in HTLF's securities portfolio as of December 31, 2021, and December 31, 2020. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2021, and December 31, 2020, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2021
U.S. agencies	$100,839	$(812)	2	$—	$—	—	$100,839	$(812)	2
Obligations of states and political subdivisions	596,866	(10,115)	113	236,329	(6,501)	49	833,195	(16,616)	162
Mortgage-backed securities - agency	1,383,808	(33,291)	83	474,724	(17,891)	19	1,858,532	(51,182)	102
Mortgage-backed securities - non-agency	929,515	(10,870)	27	23,821	(159)	5	953,336	(11,029)	32
Commercial mortgage-backed securities - agency	26,999	(689)	8	53,025	(2,225)	5	80,024	(2,914)	13
Commercial mortgage-backed securities - non-agency	74,450	(145)	3	14,124	(218)	2	88,574	(363)	5
Asset-backed securities	113,945	(1,201)	6	13,799	(116)	6	127,744	(1,317)	12
Total temporarily impaired securities	$3,226,422	$(57,123)	242	$815,822	$(27,110)	86	$4,042,244	$(84,233)	328
December 31, 2020
U.S. agencies	$2,981	$(8)	5	$99,922	$(918)	72	$102,903	$(926)	77
Obligations of states and political subdivisions	346,598	(2,959)	49	—	—	—	346,598	(2,959)	49
Mortgage-backed securities - agency	653,793	(12,342)	35	31,012	(381)	3	684,805	(12,723)	38
Mortgage-backed securities - non-agency	378,843	(1,639)	17	1,622	(1)	1	380,465	(1,640)	18
Commercial mortgage-backed securities - agency	46,541	(738)	6	—	—	—	46,541	(738)	6
Commercial mortgage-backed securities - non-agency	100,042	(15)	2	35,428	(676)	3	135,470	(691)	5
Asset-backed securities	141,824	(643)	9	340,452	(3,767)	24	482,276	(4,410)	33
Corporate bonds	1,908	(29)	4	—	—	—	1,908	(29)	4
Total temporarily impaired securities	$1,672,530	$(18,373)	127	$508,436	$(5,743)	103	$2,180,966	$(24,116)	230

HTLF had no securities held to maturity with unrealized losses at December 31, 2021, or December 31, 2020.

The unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2021 and December 31, 2020.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2021 and December 31, 2020.

The credit loss model applicable to held to maturity debt securities requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following table presents, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Beginning balance	$51	$—
Impact of ASU 2016-13 adoption	—	158
Adjusted balance	51	158
Provision (benefit) for credit losses	(51)	(107)
Ending balance	$—	$51

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of December 31, 2021 and December 31, 2020, which are updated quarterly and used to monitor the credit quality of the securities:

	December 31, 2021	December 31, 2020
Rating
AAA	$3,265	$—
AA, AA+, AA-	61,471	64,385
A+, A, A-	15,034	18,353
BBB	4,939	4,208
Not Rated	—	1,944
Total	$84,709	$88,890

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $22.6 million at December 31, 2021 and $19.5 million at December 31, 2020.

The HTLF banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2021, did not consider the investments to be other than temporarily impaired.

FIVE
LOANS

Loans as of December 31, 2021, and December 31, 2020, were as follows, in thousands:

	December 31, 2021	December 31, 2020
Loans receivable held to maturity:
Commercial and industrial	$2,645,085	$2,534,799
Paycheck Protection Program ("PPP")	199,883	957,785
Owner occupied commercial real estate	2,240,334	1,776,406
Non-owner occupied commercial real estate	2,010,591	1,921,481
Real estate construction	856,119	863,220
Agricultural and agricultural real estate	753,753	714,526
Residential real estate	829,283	840,442
Consumer	419,524	414,392
Total loans receivable held to maturity	9,954,572	10,023,051
Allowance for credit losses	(110,088)	(131,606)
Loans receivable, net	$9,844,484	$9,891,445

As of December 31, 2021, HTLF had $35.3 million compared to $42.4 million as of December 31, 2020, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at December 31, 2021, and December 31, 2020, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2021
Commercial and industrial	$4,562	$23,176	$27,738	$13,551	$2,631,534	$2,645,085
PPP	—	—	—	—	199,883	199,883
Owner occupied commercial real estate	105	19,109	19,214	8,552	2,231,782	2,240,334
Non-owner occupied commercial real estate	610	17,298	17,908	12,557	1,998,034	2,010,591
Real estate construction	—	22,538	22,538	—	856,119	856,119
Agricultural and agricultural real estate	2,369	2,844	5,213	13,773	739,980	753,753
Residential real estate	—	8,427	8,427	855	828,428	829,283
Consumer	—	9,050	9,050	—	419,524	419,524
Total	$7,646	$102,442	$110,088	$49,288	$9,905,284	$9,954,572

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total

December 31, 2020
Commercial and industrial	$4,077	$34,741	$38,818	$16,578	$2,518,221	$2,534,799
PPP	—	—	—	—	957,785	957,785
Owner occupied commercial real estate	111	19,890	20,001	11,174	1,765,232	1,776,406
Non-owner occupied commercial real estate	3,250	17,623	20,873	13,490	1,907,991	1,921,481
Real estate construction	—	20,080	20,080	—	863,220	863,220
Agricultural and agricultural real estate	1,988	5,141	7,129	15,453	699,073	714,526
Residential real estate	—	11,935	11,935	535	839,907	840,442
Consumer	—	12,770	12,770	—	414,392	414,392
Total	$9,426	$122,180	$131,606	$57,230	$9,965,821	$10,023,051

HTLF had $10.4 million of troubled debt restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms. HTLF had $6.2 million of troubled debt restructured loans at December 31, 2020, of which $3.8 million were classified as nonaccrual and $2.4 million were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2021, and December 31, 2020, in thousands:

	For the Years Ended
	December 31, 2021			December 31, 2020
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial and industrial	—	$—	$—	1	$20	$20
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,850	7,850	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	2	92	98
Consumer	—	—	—	—	—	—
Total	2	$7,850	$7,850	3	$112	$118
The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. The difference between the pre-modification investment and post-modification investment amounts on HTLF’s residential real estate troubled debt restructured loans is due to principal deferment collected from government guarantees and capitalized interest and escrow. At December 31, 2021, there were no commitments to extend credit to any of the borrowers with an existing TDR. The tables above do not include any loan modifications made under COVID-19 modification programs.

The following table provides information on troubled debt restructured loans for which there was a payment default during the years ended December 31, 2021, and December 31, 2020, in thousands, that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
For the Years Ended
	December 31, 2021		December 31, 2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—
Residential real estate	—	—	1	232
Consumer	—	—	—	—
Total	—	$—	1	$232

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of December 31, 2021, and December 31, 2020, HTLF had no loans classified as doubtful and no loans classified as loss.

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2021 and December 31, 2020, in thousands:

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$604,659	$359,533	$203,960	$89,694	$171,709	$330,094	$708,525	$2,468,174
Watch	10,633	12,790	12,550	8,210	3,611	14,976	24,626	87,396
Substandard	19,888	6,391	13,050	8,535	6,619	12,052	22,980	89,515
Commercial and industrial total	$635,180	$378,714	$229,560	$106,439	$181,939	$357,122	$756,131	$2,645,085
PPP
Pass	$146,370	$25,707	$—	$—	$—	$—	$—	$172,077
Watch	10,726	127	—	—	—	—	—	10,853
Substandard	16,932	21	—	—	—	—	—	16,953
PPP total	$174,028	$25,855	$—	$—	$—	$—	$—	$199,883
Owner occupied commercial real estate
Pass	$940,043	$328,052	$315,497	$180,936	$115,142	$189,647	$34,233	$2,103,550
Watch	4,676	13,956	7,759	10,501	15,032	6,830	35	58,789
Substandard	11,958	20,769	13,734	2,809	13,912	13,063	1,750	77,995
Owner occupied commercial real estate total	$956,677	$362,777	$336,990	$194,246	$144,086	$209,540	$36,018	$2,240,334
Non-owner occupied commercial real estate
Pass	$609,968	$263,093	$315,815	$236,823	$152,059	$166,792	$28,728	$1,773,278
Watch	4,754	9,109	35,496	29,227	4,865	35,901	—	119,352
Substandard	15,722	10,612	21,798	3,599	14,023	51,766	441	117,961
Non-owner occupied commercial real estate total	$630,444	$282,814	$373,109	$269,649	$170,947	$254,459	$29,169	$2,010,591
Real estate construction
Pass	$381,283	$206,879	$169,606	$14,197	$7,163	$7,823	$14,507	$801,458
Watch	2,704	858	2,145	44,846	—	—	14	50,567
Substandard	—	50	46	3,944	—	54	—	4,094
Real estate construction total	$383,987	$207,787	$171,797	$62,987	$7,163	$7,877	$14,521	$856,119
Agricultural and agricultural real estate
Pass	$217,179	$102,030	$47,927	$32,913	$22,029	$35,548	$220,065	$677,691
Watch	4,018	10,390	4,688	2,270	33	2,038	2,948	26,385
Substandard	9,250	1,095	4,910	15,825	3,212	8,859	6,526	49,677
Agricultural and agricultural real estate total	$230,447	$113,515	$57,525	$51,008	$25,274	$46,445	$229,539	$753,753
Residential real estate
Pass	$311,292	$86,355	$50,762	$53,773	$43,619	$230,566	$29,017	$805,384
Watch	3,928	1,499	750	1,452	734	1,977	1,000	11,340
Substandard	2,528	444	410	2,317	1,139	5,721	—	12,559
Residential real estate total	$317,748	$88,298	$51,922	$57,542	$45,492	$238,264	$30,017	$829,283
Consumer
Pass	$69,172	$20,258	$13,051	$9,001	$10,986	$18,202	$271,034	$411,704
Watch	555	309	392	373	113	591	2,210	4,543
Substandard	267	204	218	236	363	1,611	378	3,277
Consumer total	$69,994	$20,771	$13,661	$9,610	$11,462	$20,404	$273,622	$419,524

Total pass	$3,279,966	$1,391,907	$1,116,618	$617,337	$522,707	$978,672	$1,306,109	$9,213,316
Total watch	41,994	49,038	63,780	96,879	24,388	62,313	30,833	369,225
Total substandard	76,545	39,586	54,166	37,265	39,268	93,126	32,075	372,031
Total loans	$3,398,505	$1,480,531	$1,234,564	$751,481	$586,363	$1,134,111	$1,369,017	$9,954,572

As of December 31, 2020	Amortized Cost Basis of Term Loans by Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Revolving	Total
Commercial and industrial
Pass	$557,853	$340,809	$168,873	$215,696	$101,010	$337,834	$541,627	$2,263,702
Watch	41,574	24,676	19,672	14,262	8,072	2,474	49,432	160,162
Substandard	23,024	16,274	8,897	15,717	9,098	19,537	18,388	110,935
Commercial and industrial total	$622,451	$381,759	$197,442	$245,675	$118,180	$359,845	$609,447	$2,534,799
PPP
Pass	$880,709	$—	$—	$—	$—	$—	$—	$880,709
Watch	22,533	—	—	—	—	—	—	22,533
Substandard	54,543	—	—	—	—	—	—	54,543
PPP total	$957,785	$—	$—	$—	$—	$—	$—	$957,785
Owner occupied commercial real estate
Pass	$400,662	$369,401	$300,242	$167,470	$107,234	$213,780	$33,759	$1,592,548
Watch	15,345	13,764	22,488	20,811	8,717	15,282	4,311	100,718
Substandard	15,914	9,522	12,164	14,147	8,580	21,708	1,105	83,140
Owner occupied commercial real estate total	$431,921	$392,687	$334,894	$202,428	$124,531	$250,770	$39,175	$1,776,406
Non-owner occupied commercial real estate
Pass	$334,722	$411,301	$305,456	$194,101	$108,070	$233,153	$24,466	$1,611,269
Watch	22,826	55,225	24,718	18,724	20,954	45,672	5,114	193,233
Substandard	30,899	15,035	23,290	17,046	9,147	21,060	502	116,979
Non-owner occupied commercial real estate total	$388,447	$481,561	$353,464	$229,871	$138,171	$299,885	$30,082	$1,921,481
Real estate construction
Pass	$311,625	$309,678	$157,171	$12,625	$6,954	$5,110	$21,431	$824,594
Watch	2,105	26,659	2,403	332	55	388	1,295	33,237
Substandard	196	2,760	2,036	—	39	358	—	5,389
Real estate construction total	$313,926	$339,097	$161,610	$12,957	$7,048	$5,856	$22,726	$863,220
Agricultural and agricultural real estate
Pass	$171,578	$90,944	$62,349	$39,252	$17,626	$37,696	$148,456	$567,901
Watch	20,500	16,202	8,854	2,448	3,515	3,157	12,282	66,958
Substandard	17,403	7,044	23,519	6,758	3,917	9,952	11,074	79,667
Agricultural and agricultural real estate total	$209,481	$114,190	$94,722	$48,458	$25,058	$50,805	$171,812	$714,526
Residential real estate
Pass	$153,017	$99,440	$118,854	$83,534	$63,477	$244,852	$33,467	$796,641
Watch	3,986	4,507	2,188	1,896	3,117	8,525	—	24,219
Substandard	980	442	2,507	1,528	884	12,141	1,100	19,582
Residential real estate total	$157,983	$104,389	$123,549	$86,958	$67,478	$265,518	$34,567	$840,442
Consumer
Pass	$37,037	$27,646	$18,811	$15,034	$4,009	$19,483	$280,996	$403,016
Watch	168	352	647	340	82	646	1,622	3,857
Substandard	481	959	1,884	500	897	1,976	822	7,519
Consumer total	$37,686	$28,957	$21,342	$15,874	$4,988	$22,105	$283,440	$414,392

Total pass	$2,847,203	$1,649,219	$1,131,756	$727,712	$408,380	$1,091,908	$1,084,202	$8,940,380
Total watch	129,037	141,385	80,970	58,813	44,512	76,144	74,056	604,917
Total substandard	143,440	52,036	74,297	55,696	32,562	86,732	32,991	477,754
Total loans	$3,119,680	$1,842,640	$1,287,023	$842,221	$485,454	$1,254,784	$1,191,249	$10,023,051

Included in HTLF's nonpass loans at December 31, 2021 were $27.8 million compared to $77.1 million at December 31, 2020, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2021, HTLF had $1.0 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding HTLF's accruing and nonaccrual loans at December 31, 2021, and December 31, 2020, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2021
Commercial and industrial	$1,024	$183	$541	$1,748	$2,625,109	$18,228	$2,645,085
PPP	—	—	—	—	199,883	—	199,883
Owner occupied commercial real estate	130	—	—	130	2,229,054	11,150	2,240,334
Non-owner occupied commercial real estate	3,929	—	—	3,929	1,993,346	13,316	2,010,591
Real estate construction	238	50	—	288	855,463	368	856,119
Agricultural and agricultural real estate	687	—	—	687	737,380	15,686	753,753
Residential real estate	767	46	9	822	819,294	9,167	829,283
Consumer	251	57	—	308	417,762	1,454	419,524
Total loans receivable held to maturity	$7,026	$336	$550	$7,912	$9,877,291	$69,369	$9,954,572
December 31, 2020
Commercial and industrial	$5,825	$2,322	$720	$8,867	$2,504,170	$21,762	$2,534,799
PPP	1	—	—	1	957,784	—	957,785
Owner occupied commercial real estate	2,815	167	—	2,982	1,759,649	13,775	1,776,406
Non-owner occupied commercial real estate	2,143	2,674	—	4,817	1,902,003	14,661	1,921,481
Real estate construction	2,446	96	—	2,542	859,784	894	863,220
Agricultural and agricultural real estate	1,688	—	—	1,688	694,150	18,688	714,526
Residential real estate	1,675	83	—	1,758	825,047	13,637	840,442
Consumer	807	139	—	946	409,477	3,969	414,392
Total loans receivable held to maturity	$17,400	$5,481	$720	$23,601	$9,912,064	$87,386	$10,023,051

Loans delinquent 30 to 89 days as a percent of total loans were 0.07% at December 31, 2021, compared to 0.23% at December 31, 2020. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least semi-annually.

HTLF recognized $0 of interest income on nonaccrual loans during the years ended December 31, 2021 and December 31, 2020. As of December 31, 2021, HTLF had $25.5 million compared to $32.5 million at December 31, 2020, of nonaccrual loans with no related allowance.

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
Loans are made in the normal course of business to directors, officers and principal holders of equity securities of HTLF. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2021 and 2020, were as follows, in thousands:

	2021	2020
Balance at beginning of year	$215,449	$184,568
Advances	69,204	73,412
Repayments	(90,776)	(42,531)
Balance at end of year	$193,877	$215,449

SIX
ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for loans for the years ended December 31, 2021, 2020 and 2019 were as follows, in thousands:

	2021	2020	2019
Balance at beginning of year	$131,606	$70,395	$61,963
Impact of the adoption of ASU 2016-13 on January 1, 2020	—	12,071	—
Adjusted balance at January 1, 2020	131,606	82,466	61,963
Allowance for purchased credit deteriorated loans	—	12,313	—
Provision (benefit) for credit losses	(17,706)	65,745	16,657
Recoveries on loans previously charged-off	4,931	3,804	5,365
Charge-offs on loans	(8,743)	(32,722)	(13,590)
Balance at end of year	$110,088	$131,606	$70,395

Changes in the allowance for credit losses for loans by loan category for the years ended December 31, 2021, and December 31, 2020, were as follows, in thousands:

	Balance at 12/31/2020	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2021
Commercial and industrial	$38,818	$(2,150)	$3,058	$(11,988)	$27,738
Owner occupied commercial real estate	20,001	(296)	152	(643)	19,214
Non-owner occupied commercial real estate	20,873	(1,637)	33	(1,361)	17,908
Real estate construction	20,080	(10)	10	2,458	22,538
Agricultural and agricultural real estate	7,129	(1,902)	531	(545)	5,213
Residential real estate	11,935	(181)	13	(3,340)	8,427
Consumer	12,770	(2,567)	1,134	(2,287)	9,050
Total	$131,606	$(8,743)	$4,931	$(17,706)	$110,088

	Balance at 12/31/2019	Impact of ASU 2016-13 adoption on 1/1/2020	Adjusted balance at 1/1/2020	Purchased Credit Deteriorated Allowance	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2020
Commercial and industrial	$34,207	(272)	$33,935	1,707	(14,974)	$1,277	$16,873	$38,818
Owner occupied commercial real estate	7,921	(114)	7,807	1,205	(13,671)	205	24,455	20,001
Non-owner occupied commercial real estate	7,584	(2,617)	4,967	6,465	(45)	30	9,456	20,873
Real estate construction	8,677	6,335	15,012	603	(105)	220	4,350	20,080
Agricultural and agricultural real estate	5,680	(387)	5,293	1,848	(1,201)	971	218	7,129
Residential real estate	1,504	4,817	6,321	410	(515)	108	5,611	11,935
Consumer	4,822	4,309	9,131	75	(2,211)	993	4,782	12,770
Total	$70,395	$12,071	$82,466	$12,313	$(32,722)	$3,804	$65,745	$131,606

Changes in the allowance for credit losses on unfunded commitments for the years ended December 31, 2021 and December 31, 2020, were as follows:

	For the Years Ended December 31,
	2021	2020
Beginning balance	$15,280	$248
Impact of ASU 2016-13 adoption on January 1, 2020	—	13,604
Adjusted balance	15,280	13,852
Provision (benefit)	182	1,428
Ending balance	$15,462	$15,280

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

SEVEN
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2021, and December 31, 2020, were as follows, in thousands:

	2021	2020
Land and land improvements	$59,195	$61,930
Buildings and building improvements	177,296	192,702
Furniture and equipment	73,091	69,468
Total	309,582	324,100
Less accumulated depreciation	(104,583)	(104,505)
Premises, furniture and equipment, net	$204,999	$219,595

Depreciation expense on premises, furniture and equipment was $13.5 million, $11.8 million and $12.0 million for 2021, 2020 and 2019, respectively. Depreciation expense on buildings and building improvements of $6.9 million, $6.5 million and $6.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $6.6 million, $5.3 million and $5.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, is recorded in furniture and equipment expense on the consolidated statements of income.

EIGHT
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at December 31, 2021, and $576.0 million at December 31, 2020. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. There was no goodwill impairment as of the most recent assessment.

HTLF recorded $91.4 million of goodwill and $3.1 million of core deposit intangibles in connection with the acquisition of AimBank, headquartered in Levelland, Texas on December 4, 2020.

HTLF recorded $38.4 million of goodwill and $1.3 million of core deposit intangibles in connection with the acquisition of certain assets and substantially all of the deposits and certain other liabilities of Johnson Bank's Arizona operations, headquartered in Racine, Wisconsin on December 4, 2020.

The core deposit intangibles recorded with the AimBank acquisition are not deductible for tax purposes and are expected to be amortized over a period of 10 years on an accelerated basis.

Goodwill related to the AimBank acquisition resulted from expected operational synergies, increased market presence, cross-selling opportunities, and expanded business lines and is not deductible for tax purposes.

The core deposit intangibles and goodwill recorded with Johnson Bank's Arizona operations are deductible for tax purposes, and the core deposit intangibles are expected to be amortized over a period of 10 years on an accelerated basis for book purposes.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2021, and December 31, 2020, are presented in the table below, in thousands:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$68,330	$32,855	$101,185	$58,970	$42,215
Customer relationship intangible	1,177	1,044	133	1,177	1,009	168
Mortgage servicing rights	12,790	6,378	6,412	11,268	6,079	5,189
Commercial servicing rights	7,054	6,576	478	7,054	6,191	863
Total	$122,206	$82,328	$39,878	$120,684	$72,249	$48,435

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangible	Mortgage Servicing Rights	Commercial Servicing Rights	Total
Year ending December 31,
2022	$7,702	$34	$1,603	$171	$9,510
2023	6,739	34	1,374	126	8,273
2024	5,591	33	1,145	86	6,855
2025	4,700	32	916	95	5,743
2026	8,123	—	687	—	8,810
Thereafter	—	—	687	—	687
Total	$32,855	$133	$6,412	$478	$39,878

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2021. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were $723.3 million and $743.3 million as of December 31, 2021, and December 31, 2020, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio at First Bank & Trust were approximately $4.5 million and $5.7 million as of December 31, 2021, and December 31, 2020, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2021, and December 31, 2020:

	2021	2020
Balance at January 1,	$5,189	$5,621
Originations	1,522	3,383
Amortization	(1,387)	(2,037)
Valuation adjustment	1,088	(1,778)
Balance at December 31,	$6,412	$5,189
Fair value of mortgage servicing rights	$6,412	$5,189
Mortgage servicing rights, net to servicing portfolio	0.89%	0.70%

HTLF's commercial servicing portfolio is comprised of loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by HTLF, which totaled $45.4 million at December 31, 2021, and $66.2 million at December 31, 2020. The commercial servicing rights portfolio is separated into two tranches at the respective HTLF subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $536,000 and $879,000 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the twelve months ended December 31, 2021, and December 31, 2020:

	2021	2020
Balance at January 1,	$863	$1,115
Originations	—	102
Amortization	(385)	(354)
Balance at December 31,	$478	$863
Fair value of commercial servicing rights	$782	$1,288
Commercial servicing rights, net to servicing portfolio	1.05%	1.30%

Mortgage and commercial servicing rights are initially recorded at fair value in net gains on sale of loans held for sale when they are acquired through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage and commercial servicing rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than carrying amount at each HTLF subsidiary.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at December 31, 2021, and December 31, 2020:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
December 31, 2021	$1,607	$1,280	$327	$6,463	$5,132	$1,331

December 31, 2020	$1,522	$1,100	$422	$5,445	$4,089	$1,356

The following table summarizes, in thousands, the book value, the fair value of each tranche of the commercial servicing rights at December 31, 2021, and December 31, 2020:

	Book Value- Less than 20 Years	Fair Value- Less than 20 Years	Book Value- More than 20 Years	Fair Value- More than 20 Years
December 31, 2021	$45	$98	$433	$684

December 31, 2020	$87	$203	$776	$1,085

The fair value of HTLF's mortgage servicing rights at First Bank & Trust was estimated at $6.4 million and $5.2 million at December 31, 2021, and December 31, 2020, respectively, and is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of First Bank & Trust's mortgage servicing rights are considered in the calculation. The weighted average constant prepayment rate was 13.40% as of December 31, 2021 compared to 16.20% for the December 31, 2020 valuation. The weighted average discount rate was 9.02% for both the December 31, 2021 and December 31, 2020 valuations. The average capitalization rate for 2021 ranged from 76 to 120 basis points compared to a range of 76 to 116 basis points for 2020. Fees collected for the servicing of mortgage loans for others were $1.8 million, $1.7 million and $4.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 12.52% and 16.88% as of December 31, 2021, compared to 14.95%

and 19.25% as of December 31, 2020. The discount rate range was 9.20% and 10.66% for the December 31, 2021 valuations compared to 7.70% and 12.88% for the December 31, 2020 valuations. There were no capitalizations during 2021 and the capitalization rate ranged from 310 to 445 basis points at December 31, 2020. The total fair value of HTLF's commercial servicing rights portfolios was estimated at $782,000 as of December 31, 2021, and $1.3 million as of December 31, 2020.

At December 31, 2021, a valuation allowance of $327,000 was required on the mortgage servicing rights 15-year tranche and a $1.3 million valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2020, a $422,000 valuation allowance was required on the 15-year tranche and a $1.4 million valuation was required on the 30-year tranche for mortgage servicing rights. At both December 31, 2021 and December 31, 2020, no valuation allowance was required on commercial servicing rights with an original term of less than 20 years and no valuation allowance was required on commercial servicing rights with an original term of greater than 20 years.

NINE
DEPOSITS

At December 31, 2021, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2022	$795,813
2023	146,326
2024	39,435
2025	17,490
2026	15,458
Thereafter	9,498
Total	$1,024,020

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2021, and December 31, 2020, were $605.2 million and $774.2 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2021, and December 31, 2020 were $333.7 million and $423.3 million, respectively.

Interest expense on deposits for the years ended December 31, 2021, 2020, and 2019, was as follows, in thousands:

	2021	2020	2019
Savings and money market accounts	$9,063	$16,560	$47,069
Time certificates of deposit in denominations of $100,000 or more	3,463	8,244	9,344
Other time deposits	2,271	5,483	7,321
Interest expense on deposits	$14,797	$30,287	$63,734

Total uninsured deposits were $8.21 billion as of December 31, 2021.

TEN
SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, as of December 31, 2021, and 2020, were as follows, in thousands:

	2021	2020
Retail repurchase agreements	$122,996	$118,293
Federal funds purchased	—	2,100
Advances from the federal discount window	—	35,000
Other short-term borrowings	8,601	12,479
Total	$131,597	$167,872

At December 31, 2021, HTLF had one non-revolving credit facility with an unaffiliated bank, which provided a borrowing capacity not to exceed $25.0 million when combined with the outstanding balance on the amortizing term loan discussed in Note 11, "Other Borrowings." The agreement with the unaffiliated bank for the credit facility contains specific financial covenants, all of which HTLF was in compliance with at December 31, 2021, and December 31, 2020. As of December 31,

2021, there was $3.5 million of borrowing capacity available, and there was no balance outstanding at both December 31, 2021, and December 31, 2020.

HTLF renewed its $75.0 million revolving credit line agreement with the same unaffiliated bank on June 14, 2021. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity to HTLF. HTLF had no advances on this line during 2021, and there was no outstanding balance at both December 31, 2021, and December 31, 2020.

The non-revolving credit facility and revolving credit line agreement mature on June 14, 2022, at which time any outstanding balance is due.

All retail repurchase agreements as of December 31, 2021, and 2020, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, were as follows, in thousands:

	2021	2020	2019
Maximum month-end balance	$299,457	$380,360	$226,096
Average month-end balance	173,556	157,348	128,098
Weighted average interest rate for the year	0.26%	0.39%	1.38%
Weighted average interest rate at year-end	0.19%	0.18%	1.21%

All of HTLF's banks have availability to borrow short-term funds under the Discount Window Program based upon pledged securities with an outstanding balance of $1.66 billion and pledged commercial loans under the Borrower-In Custody of Collateral Program of $235.5 million, which provided total borrowing capacity of $895.6 million. There were no borrowings outstanding at December 31, 2021 compared to $35.0 million at December 31, 2020.

ELEVEN
OTHER BORROWINGS

Other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2021 and 2020, are shown in the table below, net of unamortized discount and issuance costs, in thousands:

	2021	2020
Advances from the FHLB; weighted average interest rates were 3.03% at both December 31, 2021 and 2020, respectively	$898	$1,018
Paycheck Protection Program Liquidity Fund	—	188,872
Trust preferred securities	147,316	146,323
Note payable to unaffiliated bank	—	44,417
Contracts payable for purchase of real estate and other assets	1,593	1,983
Subordinated notes	222,265	74,429
Total	$372,072	$457,042

Each of HTLF's subsidiary banks had been approved by their respective Federal Reserve Bank for the Paycheck Protection Program Liquidity Fund ("PPPLF"). The PPPLF program ended on July 31, 2021, and the balance at December 31, 2021, was $0. The balance outstanding at December 31, 2020 was $188.9 million.

The HTLF banks are members of the FHLB of Des Moines, Chicago, Dallas, San Francisco and Topeka. At December 31, 2021, none of HTLF's FHLB advances had call features. The advances from the FHLB are collateralized by a portion of the HTLF banks' investments in FHLB stock of $8.5 million and $13.6 million at December 31, 2021 and 2020, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $4.43 billion at December 31, 2021, and $4.96 billion at December 31, 2020. At December 31, 2021, HTLF had $913.5 million of remaining FHLB borrowing capacity.

At December 31, 2021, HTLF had fifteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from HTLF and were in turn used by HTLF for general corporate purposes. HTLF has the option to shorten the maturity date to a date not earlier than the callable date. HTLF may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Early redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $44,000 and $74,000 as of December 31, 2021 and December 31, 2020, respectively. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of HTLF’s trust preferred offerings outstanding, as of December 31, 2021, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/21	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over LIBOR	2.97%	03/17/2034	03/17/2022
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	1.45%	04/07/2036	04/07/2022
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	1.68%	09/15/2037	03/15/2022
Heartland Financial Statutory Trust VII	18,042	1.48% over LIBOR	1.65%	09/01/2037	03/01/2022
Morrill Statutory Trust I	9,276	3.25% over LIBOR	3.47%	12/26/2032	03/26/2022
Morrill Statutory Trust II	8,976	2.85% over LIBOR	3.07%	12/17/2033	03/17/2022
Sheboygan Statutory Trust I	6,703	2.95% over LIBOR	3.17%	09/17/2033	03/17/2022
CBNM Capital Trust I	4,508	3.25% over LIBOR	3.45%	12/15/2034	03/15/2022
Citywide Capital Trust III	6,549	2.80% over LIBOR	2.93%	12/19/2033	04/23/2022
Citywide Capital Trust IV	4,411	2.20% over LIBOR	2.36%	09/30/2034	05/23/2022
Citywide Capital Trust V	12,198	1.54% over LIBOR	1.74%	07/25/2036	03/15/2022
OCGI Statutory Trust III	3,012	3.65% over LIBOR	3.89%	09/30/2032	03/30/2022
OCGI Capital Trust IV	5,455	2.50% over LIBOR	2.70%	12/15/2034	03/15/2022
BVBC Capital Trust II	7,278	3.25% over LIBOR	3.38%	04/24/2033	04/24/2022
BVBC Capital Trust III	9,404	1.60% over LIBOR	1.82%	09/30/2035	03/30/2022
Total trust preferred offerings	147,360
Less: deferred issuance costs	(44)
	$147,316

For regulatory purposes, $147.3 million of the trust preferred securities qualified as Tier 2 capital as of December 31, 2021 and $146.3 million of the trust preferred securities qualified as Tier 2 capital as of December 31, 2020.

In addition to the credit line described in Note 10, "Short-Term Borrowings," HTLF entered into a non-revolving credit facility with the same unaffiliated bank, which provided a borrowing capacity not to exceed $100.0 million when combined with the outstanding balance on its then existing amortizing term loan with the same unaffiliated bank. At December 31, 2021, a balance of $0 was outstanding on this term debt compared to $44.4 million at December 31, 2020. At December 31, 2021, $3.5 million was available on the non-revolving credit facility, of which no balance was outstanding.

On September 8, 2021, HTLF closed its public offering of $150.0 million aggregate principal amount of its 2.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"). The notes were issued at par with an underwriting discount of $1.9 million. The 2021 subordinated notes were registered under HTLF’s effective shelf registration statement, and the net proceeds were used for general corporate purposes. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. Interest is payable quarterly. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $494,000 at December 31, 2021, These deferred costs are amortized on a straight-line basis over the life of the notes.

On December 17, 2014, HTLF issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $114,000 at December 31, 2021, and $151,000 at December 31, 2020. These deferred costs are amortized on a straight-line basis over the life of the notes.

For regulatory purposes, $177.5 million of the total $222.3 million of subordinated notes qualified as Tier 2 capital as of December 31, 2021.

Future payments, net of unamortized discount and issuance costs, at December 31, 2021, for other borrowings at their maturity date follow in the table below, in thousands.

2022	$2
2023	80
2024	74,572
2025	—
2026	—
Thereafter	297,418
Total	$372,072

TWELVE
DERIVATIVE FINANCIAL INSTRUMENTS

HTLF uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, HTLF considers the use of interest rate swaps, risk participation agreements, caps, floors and collars and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, HTLF is facilitating back-to-back loan swaps to assist customers in managing interest rate risk. HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movement in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with large, stable financial institutions. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by credit ratings of each counterparty. HTLF was required to pledge no cash as collateral at December 31, 2021, and $3.8 million of cash at December 31, 2020. No collateral was required to be pledged by HTLF's counterparties at both December 31, 2021 and December 31, 2020.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 20, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
HTLF has variable rate funding which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of interest payments, HTLF has entered into various interest rate swap agreements. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received or made on HTLF's variable-rate liabilities. For the twelve months ended December 31, 2021, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive income to interest expense totaling $1.4 million.

HTLF entered into forward starting interest rate swap transactions to effectively convert Heartland Financial Statutory Trust VI and VII, which total $40.0 million, from variable rate debt to fixed rate debt. For accounting purposes, these swap transactions are designated as a cash flow hedge of the changes in LIBOR, the benchmark interest rate being hedged, associated with the interest payments made on $40.0 million of HTLF's subordinated debentures that reset quarterly on a specified reset date.

During the third quarter of 2021, the interest rate swap transactions associated with Heartland Financial Statutory VI and VII were terminated, and the debt was converted to variable rate subordinated debentures. In addition, HTLF had two swap transactions associated with an unaffiliated bank, one of which matured in the second quarter, and the other was terminated in the third quarter. The underlying debt with the unaffiliated bank was paid off in the third quarter of 2021. For the next twelve months, HTLF estimates that cash payments and reclassification from accumulated other comprehensive income to interest expense related to the terminated swaps will total $733,000.

At December 31, 2021, HTLF had no derivative instruments designated as cash flow hedges. The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as cash flow hedges at December 31, 2020, in thousands:

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

The table below identifies the gains and losses recognized on HTLF's derivative instruments designated as cash flow hedges for the years ended December 31, 2021, and December 31, 2020, in thousands:

	Year Ended December 31,
	2021	2020
Effective Portion
Gain (loss) recognized in other comprehensive income on interest rate swaps	$5,380	$(2,698)
Gain (loss) reclassified from accumulated other comprehensive income into income (expense) on interest rate swaps	1,403	1,794

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

HTLF was required to pledge $3.8 million and $4.2 million of cash as collateral for these fair value hedges at December 31, 2021, and December 31, 2020, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at December 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2021
Fair value hedges	$16,755	$(1,208)	Other liabilities
December 31, 2020
Fair value hedges	$20,841	$(2,480)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the years ended December 31, 2021, and December 31, 2020, in thousands:

	Year Ended December 31,
	2021	2020
Gain (loss) recognized in interest income on fair value hedges	$1,272	$(1,227)

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of HTLF's embedded derivatives as of December 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2021
Embedded derivatives	$7,496	$(317)	Other liabilities
December 31, 2020
Embedded derivatives	$9,198	$680	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the years ended December 31, 2021 and December 31, 2020, in thousands:

	Year Ended December 31,
	2021	2020
Gain (loss) recognized in other noninterest income on embedded derivatives	$(997)	$215

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $24.1 million and $46.5 million as of December 31, 2021, and December 31, 2020, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $0 at both December 31, 2021 and December 31, 2020, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2021, and December 31, 2020, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as loan swaps at December 31, 2021 and 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2021
Customer interest rate swaps	$463,069	$23,574	Other Assets	4.44%	2.35%
Customer interest rate swaps	463,069	(23,574)	Other Liabilities	2.35%	4.44%
December 31, 2020
Customer interest rate swaps	$440,719	$43,422	Other Assets	4.46%	2.46%
Customer interest rate swaps	440,719	(43,422)	Other Liabilities	2.46%	4.46%

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge $0 at both December 31, 2021, and December 31, 2020, as collateral for these forward commitments. HTLF's counterparties were required to pledge no cash as collateral at both December 31, 2021, and December 31, 2020, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at December 31, 2021, and December 31, 2020, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2021
Interest rate lock commitments (mortgage)	$37,046	$1,306	Other Assets
Forward commitments	19,000	32	Other Assets
Forward commitments	35,500	(95)	Other Liabilities
Undesignated interest rate swaps	7,496	317	Other Assets
December 31, 2020
Interest rate lock commitments (mortgage)	$42,078	$1,827	Other Assets
Forward commitments	—	—	Other Assets
Forward commitments	86,500	(697)	Other Liabilities
Undesignated interest rate swaps	9,198	(680)	Other Liabilities

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2021, and December 31, 2020, in thousands:

	Year Ended December 31,
	2021	2020
Interest rate lock commitments (mortgage)	$(2,345)	$2,803
Forward commitments	32	(15)
Forward commitments	602	(585)
Undesignated interest rate swaps	997	(215)

THIRTEEN
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows, in thousands:

	2021	2020	2019
Current:
Federal	$32,440	$34,513	$24,106
State	11,352	12,450	11,298
Total current expense	$43,792	$46,963	$35,404
Deferred:
Federal	$8,938	$(8,498)	$760
State	2,605	(2,412)	(1,174)
Total deferred expense (benefit)	11,543	(10,910)	(414)
Total income tax expense	$55,335	$36,053	$34,990

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows, in thousands:

	2021	2020
Deferred tax assets:
Tax effect of net unrealized loss on securities carried at fair value reflected in stockholders’ equity	$1,715	$—
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	367	1,130
Allowance for credit losses	28,149	33,393
Deferred compensation	11,299	9,623
Net operating loss carryforwards	18,874	17,585
Investments in partnerships	958	467
Deferred loan fees	1,691	5,006
Other	5,673	5,563
Total deferred tax assets	68,726	72,767
Valuation allowance for deferred tax assets	(15,120)	(12,828)
Total deferred tax assets after valuation allowance	$53,606	$59,939

Deferred tax liabilities:
Tax effect of net unrealized gain on securities carried at fair value reflected in stockholders’ equity	$—	$26,858
Securities	1,232	635
Premises, furniture and equipment	10,502	8,311
Purchase accounting	7,977	5,326
Prepaid expenses	2,078	2,675
Deferred loan costs	5,164	4,107
Other	2,250	3,905
Total deferred tax liabilities	29,203	51,817
Net deferred tax assets	$24,403	$8,122

As a result of acquisitions, HTLF had net operating loss carryforwards for federal income tax purposes of approximately $20.5 million at December 31, 2021, and $25.8 million at December 31, 2020. The associated deferred tax asset was $4.3 million at December 31, 2021, and $5.4 million at December 31, 2020. These net carryforwards expire during the period from December 31, 2026, through December 31, 2039, and are subject to an annual limitation of approximately $7.3 million. Net operating loss carryforwards for state income tax purposes were approximately $183.3 million at December 31, 2021, and $159.1 million at

December 31, 2020. The associated deferred tax asset, net of federal tax, was $14.3 million at December 31, 2021, and $11.8 million at December 31, 2020. These carryforwards have begun to expire and will continue to do so until December 31, 2039.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $13.2 million at December 31, 2021, and $10.5 million at December 31, 2020. During both 2021 and 2020, HTLF had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of HTLF's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $1.9 million at December 31, 2021, and $2.3 million at December 31, 2020. HTLF released valuation allowances of $491,000 and $617,000 in 2021 and 2020, respectively, on deferred tax assets for capital losses it expects to realize on the disposal of partnership investments. HTLF generated capital gains from its strategic activities, which included various branch sales not conducted in the ordinary course of its business strategy. As a result of its net capital gains, HTLF was able to realize the benefit of its capital losses.

Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, HTLF gave consideration to a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2021, 2020, and 2019, (computed by applying the U.S. federal corporate tax rate of 21% for 2021, 2020, and 2019 income before income taxes) are as follows, in thousands:

	2021	2020	2019
Computed "expected" tax on net income	$57,804	$36,538	$38,665
Increase (decrease) resulting from:
Nontaxable interest income	(5,504)	(4,011)	(3,281)
State income taxes, net of federal tax benefit	11,026	7,930	8,509
Tax credits	(7,613)	(4,521)	(6,860)
Valuation allowance	(440)	(374)	(1,648)
Excess tax expense/(benefit) on stock compensation	(270)	80	(229)
Other	332	411	(166)
Income taxes	$55,335	$36,053	$34,990
Effective tax rates	20.1%	20.7%	19.0%

HTLF's income taxes included solar energy tax credits totaling $6.1 million, $2.3 million, and $4.0 million during 2021, 2020 and 2019, respectively. Federal historic rehabilitation tax credits included in HTLF's income taxes totaled $720,000, $1.1 million, and $1.8 million in 2021, 2020, and 2019, respectively. Additionally, investments in certain low-income housing partnerships totaled $5.1 million at December 31, 2021, $5.6 million at December 31, 2020, and $6.1 million at December 31, 2019. These investments generated federal low-income housing tax credits of $538,000 during 2021, $780,000 at December 31, 2020 and $1.1 million at December 31, 2019 These investments are expected to generate federal low-income housing tax credits of approximately $538,000 for 2022 through 2023, $322,000 for 2024, $86,000 for 2025 and $34,000 for 2026. Additionally, HTLF had new markets tax credits of $300,000 in both 2021 and 2020, respectively.

On December 31, 2021, the amount of unrecognized tax benefits was $724,000, including $87,000 of accrued interest and penalties. On December 31, 2020, the amount of unrecognized tax benefits was $702,000, including $79,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2018, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2016, and later remain open for examination. HTLF does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

FOURTEEN
EMPLOYEE BENEFIT PLANS

HTLF sponsors a defined contribution retirement plan covering substantially all employees. The plan includes matching contributions and non-elective contributions. Matching contributions and non-elective contributions are limited to a maximum amount of the participant's wages as defined by federal law.

HTLF's subsidiaries made matching contributions of up to 3% of participants' wages in 2021, 2020, and 2019. Costs charged to operating expenses with respect to the matching contributions were $5.1 million, $4.1 million, and $3.9 million for 2021, 2020 and 2019, respectively.

Non-elective contributions to this plan are subject to approval by the HTLF Board of Directors. The HTLF subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $5.1 million, $4.8 million, and $4.8 million for 2021, 2020 and 2019, respectively.

In addition, HTLF has a non-qualified defined contribution plan that allows eligible employees to make voluntary contributions into a deferred compensation plan. Any non-elective contributions to this plan are subject to approval by the HTLF Board of Directors.

FIFTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

HTLF utilizes a variety of financial instruments in the normal course of business to meet the financial needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include lending related and other commitments as indicated below as well as derivative instruments shown in Note 12, "Derivative Financial Instruments." The HTLF banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF's bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2021, and at December 31, 2020, commitments to extend credit aggregated $3.83 billion and $3.26 billion, respectively, and standby letters of credit aggregated $51.4 million and $73.2 million, respectively.

HTLF enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. HTLF does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under HTLF's usual underwriting procedures and are most often sold on a nonrecourse basis. HTLF's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require HTLF to repurchase certain loans affected. HTLF had no repurchase obligation at both December 31, 2021 and December 31, 2020. HTLF had no new requests for repurchases during 2021 and 2020.

There are certain legal proceedings pending against HTLF and its subsidiaries at December 31, 2021, that are ordinary routine litigation incidental to business.

The aggregate amount of cash consideration paid in the AimBank transaction was reduced by $5.3 million as a holdback against any losses that might be incurred as a result of pending litigation involving a former customer. The balance of the holdback as of December 31, 2021 was $4.9 million. HTLF incurred $388,000 of legal expenses in 2021 associated with the pending litigation.

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

SIXTEEN
STOCK-BASED COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan was approved by stockholders in May 2020 and replaces the 2012 Long-Term Incentive Plan. The Plan increased the number of shares of common stock authorized for issuance to 1,460,000 and made certain other changes to the Plan. At December 31, 2021, 1,192,760 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $312,000 of tax benefit for the year ended December 31, 2021, compared to a tax expense of $93,000 for the year ended December 31, 2020, related to the vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). The time-based RSUs represent the right, without payment, to receive shares of HTLF common stock at a specified date in the future. Generally, the time-based RSUs vest over three years in equal installments in March of each of the three years following the year of the grant.

The Compensation Committee has granted three-year performance-based RSUs. These performance-based RSUs will be earned based upon satisfaction of performance targets for the three-year performance period, which is defined in the RSU agreement. These performance-based RSUs or a portion thereof may vest after measurement of performance in relation to the performance targets.

The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement), and the three-year performance-based RSUs vest to the extent that they are earned upon death or disability or upon a "qualified retirement" (as defined in the RSU agreement) after measurement of performance.

All of HTLF's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

A summary of the status of RSUs as of December 31, 2021, 2020 and 2019, and changes during the years ended December 31, 2021, 2020, and 2019, follows:

	2021		2020		2019
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	348,275	$38.22	254,383	$46.76	266,995	$43.89
Granted	216,560	51.44	232,586	32.06	162,465	45.09
Vested	(149,350)	40.83	(119,916)	44.47	(148,158)	39.27
Forfeited	(25,600)	40.96	(18,778)	46.10	(26,919)	49.20
Outstanding at December 31	389,885	$44.19	348,275	$38.22	254,383	$46.76

Total compensation costs recorded for RSUs were $8.5 million, $7.2 million and $5.8 million, for 2021, 2020 and 2019, respectively. As of December 31, 2021, there were $7.4 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2024.

Employee Stock Purchase Plan
HTLF maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of HTLF common stock at a discounted price as determined by the Compensation Committee. Under ASC Topic 718, compensation expense related to the ESPP of $228,000 was recorded in 2021, $186,000 was recorded in 2020, and $222,000 was recorded in 2019.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2021, 290,236 shares remain available for purchase. Beginning with the 2020 plan year, the Compensation Committee authorized HTLF to make ESPP purchases semi-annually, and the purchases are to be made as soon as practicable on or after June 30 and December 31. For employee deferrals made in the 2021 plan year, shares purchased in 2021 totaled 46,899. For employee deferrals made in the 2020 plan year, shares purchased in 2020 totaled 43,207. On January 2, 2020, 32,179 shares were purchased under the ESPP for employee deferrals made during the plan year ended December 31, 2019.

SEVENTEEN
STOCKHOLDER RIGHTS PLAN

HTLF adopted an Amended and Restated Rights Agreement (the "Extended Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The Extended Rights Plan expired on January 17, 2022 and has not been renewed or extended.

In 2002, when the Rights Plan was originally created, HTLF designated 16,000 shares, par value $1.00 per share, of Series A Preferred Stock. There were no shares of Series A Preferred issued and outstanding at December 31, 2021 or December 31, 2020.

EIGHTEEN
CAPITAL ISSUANCES

Common Stock
For a description of the issuance of shares of HTLF common stock in connection with acquisitions, see Note 2, "Acquisitions," of the consolidated financial statements. For a description of the issuance of shares of HTLF common stock in connection with the 2020 Long-Term Incentive Plan and the 2016 ESPP, see Note 16, "Stock-Based Compensation."

Series E Preferred Stock
On June 26, 2020, HTLF issued 4,600,000 depositary shares, each representing a 1/400th ownership interest in a share of HTLF's 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, (the "Series E Preferred Stock) par value $1.00 per share, with a liquidation preference of $10,000 per share of Series E Preferred Stock (equivalent to $25 per depositary share).

Holders of the depositary shares are entitled to all proportional rights and preferences of the Series E Preferred Stock (including dividend, voting, redemption and liquidation rights).

With respect to the payment of dividends and distributions upon HTLF’s liquidation, dissolution, or winding-up, the Series E Preferred Stock ranks:
•senior to HTLF’s common stock and to any class or series of its capital stock that it may issue in the future that is not expressly stated to be on parity with or senior to the Series E Preferred Stock with respect to such dividends and distributions, including but not limited to HTLF’s Series A Junior Participating Preferred Stock;
•on parity with, or equally to, any class or series of HTLF’s capital stock that it may issue in the future that is expressly stated to be on parity with the Series E Preferred Stock with respect to such dividends and distributions; and
•junior to any class or series of HTLF’s capital stock that it may issue in the future that is expressly stated to be senior to the Series E Preferred Stock with respect to such dividends and distributions, if the issuance is approved by the holders of at least two-thirds of the outstanding shares of Series E Preferred Stock.

HTLF will generally be able to pay dividends and distributions upon liquidation, dissolution or winding up only out of lawfully available assets for such payment after satisfaction of all claims for indebtedness and other non-equity claims.

HTLF will pay dividends or make distributions on the Series E Preferred Stock only when, as, and if declared by its Board of Directors or a duly authorized committee of the Board. Under the terms of the Series E Preferred Stock, subject to certain important exceptions, the ability of HTLF to pay dividends on, make distributions with respect to, or to repurchase, redeem or otherwise acquire its common stock or any other stock ranking junior to or on parity with the Series E Preferred Stock is subject to restrictions unless the full dividends for the most recently completed dividend period have been declared and paid, or set aside for payment, on all outstanding shares of Series E Preferred Stock.

Shelf Registration
HTLF filed a universal shelf registration with the SEC to register debt or equity securities on August 8, 2019, that expires on August 8, 2022. This registration statement, which was effective immediately, provides HTLF the ability to raise capital, subject to market conditions and SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement permits HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, depositary shares, warrants, rights, units or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.

NINETEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY DIVIDENDS

The HTLF banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the HTLF banks’ financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the HTLF banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2021 and 2020, that the HTLF banks met all capital adequacy requirements to which they were subject.

As of December 31, 2021 and 2020, the FDIC categorized each of the HTLF banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the HTLF banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2021, that management believes have changed each institution’s category.

The HTLF banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to Risk-Weighted Assets)
Consolidated	$2,040,500	15.90%	$1,026,345	8.00%	N/A
Dubuque Bank and Trust Company	180,934	13.07	110,758	8.00	$138,447	10.00%
Illinois Bank & Trust	135,986	12.88	84,466	8.00	105,583	10.00
Wisconsin Bank & Trust	124,009	14.27	69,499	8.00	86,874	10.00
New Mexico Bank & Trust	213,981	12.10	141,530	8.00	176,912	10.00
Arizona Bank & Trust	157,475	12.61	99,886	8.00	124,858	10.00
Rocky Mountain Bank	64,366	13.07	39,385	8.00	49,231	10.00
Citywide Banks	265,964	15.09	140,999	8.00	176,248	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Minnesota Bank & Trust	87,263	14.79	47,194	8.00	58,993	10.00
Bank of Blue Valley	160,694	16.74	76,785	8.00	95,982	10.00
Premier Valley Bank	111,741	12.82	69,720	8.00	87,151	10.00
First Bank & Trust	282,231	15.48	145,823	8.00	182,279	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,590,111	12.39%	$769,759	6.00%	N/A
Dubuque Bank and Trust Company	168,321	12.16	83,068	6.00	$110,758	8.00%
Illinois Bank & Trust	126,869	12.02	63,350	6.00	84,466	8.00
Wisconsin Bank & Trust	114,825	13.22	52,124	6.00	69,499	8.00
New Mexico Bank & Trust	198,728	11.23	106,147	6.00	141,530	8.00
Arizona Bank & Trust	147,098	11.78	74,915	6.00	99,886	8.00
Rocky Mountain Bank	59,159	12.02	29,538	6.00	39,385	8.00
Citywide Banks	244,722	13.89	105,749	6.00	140,999	8.00
Minnesota Bank & Trust	81,637	13.84	35,396	6.00	47,194	8.00
Bank of Blue Valley	150,305	15.66	57,589	6.00	76,785	8.00
Premier Valley Bank	104,336	11.97	52,290	6.00	69,720	8.00
First Bank & Trust	263,096	14.43	109,367	6.00	145,823	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$1,479,406	11.53%	$577,319	4.50%	N/A
Dubuque Bank and Trust Company	168,321	12.16	62,301	4.50	$89,991	6.50%
Illinois Bank & Trust	126,869	12.02	47,512	4.50	68,629	6.50
Wisconsin Bank & Trust	114,825	13.22	39,093	4.50	56,468	6.50
New Mexico Bank & Trust	198,728	11.23	79,611	4.50	114,993	6.50
Arizona Bank & Trust	147,098	11.78	56,186	4.50	81,158	6.50
Rocky Mountain Bank	59,159	12.02	22,154	4.50	32,000	6.50
Citywide Banks	244,722	13.89	79,312	4.50	114,561	6.50
Minnesota Bank & Trust	81,637	13.84	26,547	4.50	38,346	6.50
Bank of Blue Valley	150,305	15.66	43,192	4.50	62,388	6.50
Premier Valley Bank	104,336	11.97	39,218	4.50	56,648	6.50
First Bank & Trust	263,096	14.43	82,025	4.50	118,481	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,590,111	8.57%	$742,155	4.00%	N/A
Dubuque Bank and Trust Company	168,321	8.02	83,982	4.00	$104,978	5.00%
Illinois Bank & Trust	126,869	7.55	67,212	4.00	84,016	5.00
Wisconsin Bank & Trust	114,825	9.66	47,551	4.00	59,439	5.00
New Mexico Bank & Trust	198,728	7.78	102,173	4.00	127,716	5.00
Arizona Bank & Trust	147,098	7.99	73,605	4.00	92,006	5.00
Rocky Mountain Bank	59,159	8.27	28,614	4.00	35,767	5.00
Citywide Banks	244,722	9.54	102,587	4.00	128,233	5.00
Minnesota Bank & Trust	81,637	9.69	33,698	4.00	42,123	5.00
Bank of Blue Valley	150,305	10.75	55,921	4.00	69,901	5.00
Premier Valley Bank	104,336	9.22	45,256	4.00	56,570	5.00
First Bank & Trust	263,096	9.84	106,986	4.00	133,732	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to Risk-Weighted Assets)
Consolidated	$1,739,048	14.71%	$945,523	8.00%	N/A
Dubuque Bank and Trust Company	177,782	13.94	102,018	8.00	$127,523	10.00%
Illinois Bank & Trust	133,674	13.13	81,432	8.00	101,790	10.00
Wisconsin Bank & Trust	121,899	14.35	67,956	8.00	84,945	10.00
New Mexico Bank & Trust	177,708	13.40	106,120	8.00	132,649	10.00
Arizona Bank & Trust	112,589	12.16	74,056	8.00	92,571	10.00
Rocky Mountain Bank	56,872	13.49	33,732	8.00	42,166	10.00
Citywide Banks	258,419	15.30	135,097	8.00	168,871	10.00
Minnesota Bank & Trust	85,566	13.11	52,206	8.00	65,258	10.00
Bank of Blue Valley	157,093	17.40	72,240	8.00	90,300	10.00
Premier Valley Bank	93,032	12.62	58,968	8.00	73,710	10.00
First Bank & Trust	304,397	15.34	158,705	8.00	198,381	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,401,131	11.85%	$709,142	6.00%	N/A
Dubuque Bank and Trust Company	164,316	12.89	76,514	6.00	$102,018	8.00%
Illinois Bank & Trust	121,513	11.94	61,074	6.00	81,432	8.00
Wisconsin Bank & Trust	111,985	13.18	50,967	6.00	67,956	8.00
New Mexico Bank & Trust	161,750	12.19	79,590	6.00	106,120	8.00
Arizona Bank & Trust	102,882	11.11	55,542	6.00	74,056	8.00
Rocky Mountain Bank	51,597	12.24	25,299	6.00	33,732	8.00
Citywide Banks	237,295	14.05	101,323	6.00	135,097	8.00
Minnesota Bank & Trust	78,661	12.05	39,155	6.00	52,206	8.00
Bank of Blue Valley	145,795	16.15	54,180	6.00	72,240	8.00
Premier Valley Bank	85,456	11.59	44,226	6.00	58,968	8.00
First Bank & Trust	279,521	14.09	119,029	6.00	158,705	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$1,290,426	10.92%	$531,857	4.50%	N/A
Dubuque Bank and Trust Company	164,316	12.89	57,385	4.50	$82,890	6.50%
Illinois Bank & Trust	121,513	11.94	45,806	4.50	66,164	6.50
Wisconsin Bank & Trust	111,985	13.18	38,225	4.50	55,214	6.50
New Mexico Bank & Trust	161,750	12.19	59,692	4.50	86,222	6.50
Arizona Bank & Trust	102,882	11.11	41,657	4.50	60,171	6.50
Rocky Mountain Bank	51,597	12.24	18,974	4.50	27,408	6.50
Citywide Banks	237,295	14.05	75,992	4.50	109,766	6.50
Minnesota Bank & Trust	78,661	12.05	29,366	4.50	42,418	6.50
Bank of Blue Valley	145,795	16.15	40,635	4.50	58,695	6.50
Premier Valley Bank	85,456	11.59	33,170	4.50	47,912	6.50
First Bank & Trust	279,521	14.09	89,271	4.50	128,948	6.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	$1,401,131	9.02%	$621,275	4.00%	N/A
Dubuque Bank and Trust Company	164,316	8.52	77,150	4.00	$96,437	5.00%
Illinois Bank & Trust	121,513	8.22	59,129	4.00	73,912	5.00
Wisconsin Bank & Trust	111,985	9.67	46,337	4.00	57,921	5.00
New Mexico Bank & Trust	161,750	8.11	79,764	4.00	99,705	5.00
Arizona Bank & Trust	102,882	9.09	45,295	4.00	56,619	5.00
Rocky Mountain Bank	51,597	8.41	24,552	4.00	30,690	5.00
Citywide Banks	237,295	9.67	98,182	4.00	122,728	5.00
Minnesota Bank & Trust	78,661	8.68	36,251	4.00	45,313	5.00
Bank of Blue Valley	145,795	10.93	53,343	4.00	66,679	5.00
Premier Valley Bank	85,456	8.57	39,893	4.00	49,866	5.00
First Bank & Trust	279,521	17.63	63,407	4.00	79,259	5.00

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The HTLF banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $758.6 million as of December 31, 2021, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $502.1 million as of December 31, 2021, under the capital requirements to remain well capitalized.

TWENTY
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

Assets

Securities Available for Sale and Held to Maturity

Securities available for sale are recorded at fair value on a recurring basis. Securities held to maturity are generally recorded at cost. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities. Level 2 securities include U.S. government and agency securities, mortgage and asset-backed securities and private collateralized mortgage obligations, municipal bonds, equity securities and corporate debt securities. On a quarterly basis, a secondary independent pricing service is used for the securities portfolio to validate the pricing from HTLF's primary pricing service.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2021, and December 31, 2020, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Interest Rate Lock Commitments
HTLF uses an internal valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management's assumptions and specific information about each borrower. Interest rate lock commitments are classified in Level 3 of the fair value hierarchy.

Forward Commitments
The fair value of forward commitments is estimated using an internal valuation model, which includes current trade pricing for similar financial instruments in active markets that HTLF has the ability to access and are classified in Level 2 of the fair value hierarchy.

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

The tables below present HTLF's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and December 31, 2020, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,008	$1,008	$—	$—
U.S. agencies	193,384	—	193,384	—
Obligations of states and political subdivisions	2,085,033	—	2,085,033	—
Mortgage-backed securities - agency	2,349,289	—	2,349,289	—
Mortgage-backed securities - non-agency	1,743,379	—	1,743,379	—
Commercial mortgage-backed securities - agency	123,912	—	123,912	—
Commercial mortgage-backed securities - non-agency	600,888	—	600,888	—
Asset-backed securities	409,653	—	409,653	—
Corporate bonds	3,040	—	3,040	—
Equity securities with a readily determinable fair value	20,788	—	20,788	—
Derivative financial instruments(1)	23,891	—	23,891	—

	Total Fair Value	Level 1	Level 2	Level 3
Interest rate lock commitments	1,306	—	—	1,306
Forward commitments	32	—	32	—
Total assets at fair value	$7,555,603	$1,008	$7,553,289	$1,306
Liabilities
Derivative financial instruments(2)	$25,099	$—	$25,099	$—
Forward commitments	95	—	95	—
Total liabilities at fair value	$25,194	$—	$25,194	$—

(1) Includes back-to-back loan swaps and free standing derivative instruments.
(2) Includes embedded derivatives, fair value hedges and back-to-back loan swaps.
December 31, 2020
Assets
Securities available for sale
U.S. treasuries	$2,026	$2,026	$—	$—
U.S. agencies	166,779	—	166,779	—
Obligations of states and political subdivisions	1,635,227	—	1,635,227	—
Mortgage-backed securities - agency	1,355,270	—	1,355,270	—
Mortgage-backed securities - non-agency	1,449,116	—	1,449,116	—
Commercial mortgage-backed securities - agency	174,153	—	174,153	—
Commercial mortgage-backed securities - non-agency	252,767	—	252,767	—
Asset-backed securities	1,069,266	—	1,069,266	—
Corporate bonds	3,742	—	3,742	—
Equity securities	19,629	—	19,629	—
Derivative financial instruments(1)	44,102	—	44,102	—
Interest rate lock commitments	1,827	—	—	1,827
Forward commitments	—	—	—	—
Total assets at fair value	$6,173,904	$2,026	$6,170,051	$1,827
Liabilities
Derivative financial instruments(2)	$51,962	$—	$51,962	$—
Forward commitments	697	—	697	—
Total liabilities at fair value	$52,659	$—	$52,659	$—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	$—	$—	$8,989	$275
Owner occupied commercial real estate	8,447	—	—	8,447	—
Non-owner occupied commercial real estate	11,946	—	—	11,946	1,637
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	11,404	—	—	11,404	372
Residential real estate	855	—	—	855	—
Consumer	—	—	—	—	—
Total collateral dependent individually assessed loans	$41,641	$—	$—	$41,641	$2,284
Loans held for sale	$21,640	$—	$21,640	$—	$(813)
Other real estate owned	1,927	—	—	1,927	686
Premises, furniture and equipment held for sale	10,828	—	—	10,828	241
Servicing rights	6,890	—	—	6,890	(1,088)

	Fair Value Measurements at December 31, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$11,256	$—	$—	$11,256	$451
Owner occupied commercial real estate	5,874	—	—	5,874	11,631
Non-owner occupied commercial real estate	4,907	—	—	4,907	—
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	12,451	—	—	12,451	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total collateral dependent impaired loans	$34,488	$—	$—	$34,488	$12,082
Loans held for sale	$57,949	$—	$57,949	$—	$(982)
Other real estate owned	6,624	—	—	6,624	1,044
Premises, furniture and equipment held for sale	6,499	—	—	6,499	3,288
Servicing rights	5,189	—	—	5,189	1,778

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/21	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,306	Discounted cash flows	Closing ratio	0 - 99% (88%)(1)
Premises, furniture and equipment held for sale	10,828	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

	Fair Value at 12/31/21	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	1,927	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	6,890	Discounted cash flows	Discount rate	9 - 11% (9.02%)(4)
			Constant prepayment rate	13.1 - 18.6% (13.4%)(4)
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Owner occupied commercial real estate	8,447	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	11,946	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	11,404	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0%-7%%(3)
Residential real estate	855	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)

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
(4) The significant unobservable inputs used in the discounted cash flow analysis are the discount rate and constant prepayment rate.

	Fair Value at 12/31/20	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,827	Discounted cash flows	Closing ratio	0 - 99% (86%)(1)

Premises, furniture and equipment held for sale	6,499	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	6,624	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	5,189	Discounted cash flows	Discount rate	9 - 11% (9.02%)(4)
			Constant prepayment rate	7.3 - 18.8% (16.2%)(4)
Collateral dependent individually assessed loans:
Commercial and industrial	11,256	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Owner occupied commercial real estate	5,874	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-12%(3)
Non-owner occupied commercial real estate	4,907	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Agricultural and agricultural real estate	12,451	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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
(4) The significant unobservable inputs used in the discounted cash flow analysis are the discount rate and constant prepayment rate.

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2021	December 31, 2020
Balance at January 1,	$1,827	$681
Total gains (losses), net, included in earnings	(2,345)	2,803
Issuances	15,403	17,221
Settlements	(13,579)	(18,878)
Balance at period end,	$1,306	$1,827

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2021, and December 31, 2020, were $1.3 million and $1.8 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of December 31, 2021, and December 31, 2020, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

HTLF does not believe that the estimated information presented below is representative of the earnings power or value of HTLF. The following analysis, which is inherently limited in depicting fair value, also does not consider any value associated with either existing customer relationships or the ability of HTLF to create value through loan origination, obtaining deposits or fee generating activities. Many of the estimates presented below are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable between financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$435,599	$435,599	$435,599	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,530,374	7,530,374	1,008	7,529,366	—
Held to maturity	84,709	94,139	—	94,139	—
Other investments	82,567	82,567	—	82,567	—
Loans held for sale	21,640	21,640	—	21,640	—
Loans, net:
Commercial	2,617,347	2,603,001	—	2,594,012	8,989
PPP	199,883	199,883	—	199,883	—
Owner occupied commercial real estate	2,221,120	2,222,030	—	2,213,583	8,447
Non-owner occupied commercial real estate	1,992,683	1,998,161	—	1,986,215	11,946
Real estate construction	833,581	844,578	—	844,578	—
Agricultural and agricultural real estate	748,540	749,238	—	737,834	11,404
Residential real estate	820,856	819,178	—	818,323	855
Consumer	410,474	415,487	—	415,487	—
Total Loans, net	9,844,484	9,851,556	—	9,809,915	41,641
Cash surrender value on life insurance	191,722	191,722	—	191,722	—
Derivative financial instruments(1)	23,891	23,891	—	23,891	—
Interest rate lock commitments	1,306	1,306	—	—	1,306
Forward commitments	32	32	—	32	—
Financial liabilities:
Deposits
Demand deposits	6,495,326	6,495,326	—	6,495,326	—
Savings deposits	8,897,909	8,897,909	—	8,897,909	—
Time deposits	1,024,020	1,024,020	—	1,024,020	—
Short term borrowings	131,597	131,597	—	131,597	—
Other borrowings	372,072	373,194	—	373,194	—
Derivative financial instruments(2)	25,099	25,099	—	25,099	—
Forward commitments	95	95	—	95	—

(1) Includes back-to-back loan swaps and free standing derivative instruments.
(2) Includes embedded derivatives, fair value hedges and back-to-back loan swaps.

			Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$337,903	$337,903	$337,903	$—	$—
Time deposits in other financial institutions	3,129	3,129	3,129	—	—
Securities:
Carried at fair value	6,127,975	6,127,975	2,026	6,125,949	—
Held to maturity	88,839	100,041	—	100,041	—
Other investments	75,253	75,523	—	75,523	—
Loans held for sale	57,949	57,949	—	57,949	—
Loans, net:
Commercial and industrial	2,495,981	2,391,041	—	2,379,785	11,256
PPP	957,785	957,785	—	957,785	—
Owner occupied commercial real estate	1,756,405	1,745,397	—	1,739,523	5,874
Non-owner occupied commercial real estate	1,900,608	1,892,213	—	1,887,306	4,907
Real estate construction	843,140	849,224	—	849,224	—
Agricultural and agricultural real estate	707,397	697,729	—	685,278	12,451
Residential real estate	828,507	828,366	—	828,366	—
Consumer	401,622	407,914	—	407,914	—
Total Loans, net	9,891,445	9,769,669	—	9,735,181	34,488
Cash surrender value on life insurance	187,664	187,664	—	187,664	—
Derivative financial instruments(1)	44,102	44,102	—	44,102	—
Interest rate lock commitments	1,827	1,827	—	—	1,827
Forward commitments	—	—	—	—	—
Financial liabilities:
Deposits
Demand deposits	5,688,810	5,688,810	—	5,688,810	—
Savings deposits	8,019,704	8,019,704	—	8,019,704	—
Time deposits	1,271,391	1,273,468	—	1,273,468	—
Short term borrowings	167,872	167,872	—	167,872	—
Other borrowings	457,042	458,806	—	458,806	—
Derivative financial instruments(2)	51,962	51,962	—	51,962	—
Forward commitments	697	697	—	697	—

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

TWENTY-ONE
REVENUE

ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which HTLF expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of HTLF's revenue streams including interest income, loan servicing income, net securities gain, net unrealized gains and losses on equity securities, net gains on sale of loans held for sale, valuation adjustment on servicing rights, income from bank owned life insurance and other noninterest income are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, trust fees and brokerage and insurance commissions are within the scope of ASC 606.

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

Credit card fee income and debit card income are comprised of interchange fees, ATM fees, and merchant services income. Credit card fee income and debit card income are earned whenever the banks' debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a bank cardholder uses an ATM that is not owned by one of HTLF's banks or a non-bank cardholder uses HTLF-owned ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2021, 2020, and 2019, in thousands:

	For the Years Ended December 31,
	2021	2020	2019
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$16,414	$14,441	$12,790
Overdraft fees	11,005	9,166	11,543
Customer service and other service fees	220	177	331
Credit card fee income	21,623	16,026	15,594
Debit card income	10,441	7,657	11,899
Total service charges and fees	59,703	47,467	52,157
Trust fees	24,417	20,862	19,399
Brokerage and insurance commissions	3,546	2,756	3,786
Total noninterest income in-scope of Topic 606	$87,666	$71,085	$75,342

Out-of-scope of Topic 606
Loan servicing income	$3,276	$2,977	$4,843
Securities gains, net	5,910	7,793	7,659
Unrealized gain on equity securities, net	58	640	525
Net gains on sale of loans held for sale	20,605	28,515	15,555
Valuation adjustment on servicing rights	1,088	(1,778)	(911)
Income on bank owned life insurance	3,762	3,554	3,785
Other noninterest income	6,570	7,505	9,410
Total noninterest income out-of-scope of Topic 606	41,269	49,206	40,866
Total noninterest income	$128,935	$120,291	$116,208

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021, 2020, and 2019, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

TWENTY-TWO
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS
(Dollars in thousands)
	December 31,
	2021	2020
Assets:
Cash and interest bearing deposits	$259,830	$84,728
Investment in subsidiaries	2,263,037	2,234,813
Other assets	81,020	68,263
Total assets	$2,603,887	$2,387,804
Liabilities and Stockholders’ equity:
Other borrowings	$369,581	$265,168
Accrued expenses and other liabilities	52,128	43,405
Total liabilities	421,709	308,573
Stockholders’ equity:
Preferred stock	110,705	110,705
Common stock	42,275	42,094
Capital surplus	1,071,956	1,062,083
Retained earnings	962,994	791,630
Accumulated other comprehensive income (loss)	(5,752)	72,719
Total stockholders’ equity	2,182,178	2,079,231
Total liabilities and stockholders’ equity	$2,603,887	$2,387,804

INCOME STATEMENTS
(Dollars in thousands)
	For the Years Ended December 31,
	2021	2020	2019
Operating revenues:
Dividends from subsidiaries	$163,500	$83,000	$137,000
Other	1,885	1,948	893
Total operating revenues	165,385	84,948	137,893
Operating expenses:
Interest	12,851	13,573	15,044
Salaries and employee benefits	7,509	8,147	4,072
Professional fees	5,161	4,310	3,029
Other operating expenses	10,984	4,939	15,559
Total operating expenses	36,505	30,969	37,704
Equity in undistributed earnings	75,368	73,430	34,307
Income before income tax benefit	204,248	127,409	134,496
Income tax benefit	15,675	10,529	14,633
Net income	219,923	137,938	149,129
Preferred dividends	(8,050)	(4,451)	—
Net income available to common stockholders	$211,873	$133,487	$149,129

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$219,923	$137,938	$149,129
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(75,368)	(73,430)	(34,307)
Gain on extinguishment of debt	—	—	(375)
Increase in accrued expenses and other liabilities	8,723	8,419	3,274
Increase in other assets	(13,069)	(19,168)	(12,248)
Excess tax (expense) benefit from stock based compensation	312	(93)	270
Other, net	12,632	6,375	4,103
Net cash provided by operating activities	153,153	60,041	109,846
Cash flows from investing activities:
Capital contributions to subsidiaries	(34,000)	(70,000)	(46,583)
Repayment of advances from subsidiaries	—	—	6,000
Net assets acquired	—	(41,982)	(594)
Net cash used by investing activities	(34,000)	(111,982)	(41,177)
Cash flows from financing activities:
Proceeds on short-term revolving credit line	—	—	—
Proceeds from borrowings	147,614	—	—
Repayments on short-term revolving credit line	—	—	—
Repayments of borrowings	(44,417)	(7,000)	(20,023)
Payment for the redemption of debt	—	—	(2,500)
Cash dividends paid	(48,559)	(31,906)	(24,607)
Proceeds from issuance of preferred stock	—	110,705	—
Proceeds from issuance of common stock	1,311	3,004	661
Net cash provided by (used in) by financing activities	55,949	74,803	(46,469)
Net increase in cash and cash equivalents	175,102	22,862	22,200
Cash and cash equivalents at beginning of year	84,728	61,866	39,666
Cash and cash equivalents at end of year	$259,830	$84,728	$61,866
Supplemental disclosure:
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020	$—	$14,891	$—
Dividends declared, not paid	2,013	2,013	—
Stock consideration granted for acquisitions	—	217,202	92,258

TWENTY-THREE
LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration.

Lessee Accounting
Substantially all of the leases in which HTLF is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2031. All of HTLF's leases are classified as operating leases, and therefore, were previously not recognized on the consolidated balance sheet. With the adoption of ASU 2016-02 "Leases" (Topic 842), operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of use ("ROU") asset and a corresponding lease liability. HTLF elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheets.

The table below presents HTLF's ROU assets and lease liabilities as of December 31, 2021 and December 31, 2020, in thousands:

		As of December 31,
	Classification	2021	2020
Operating lease right-of-use assets	Other assets	$22,630	$21,557
Operating lease liabilities	Accrued expenses and other liabilities	$26,125	$25,337

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. HTLF’s lease agreements often include one or more options to renew at HTLF’s discretion. If at lease inception, HTLF considers the exercising of a renewal option to be reasonably certain, HTLF will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, HTLF utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. The variable lease cost primarily represents variable payments such as common area maintenance and utilities.

The table below presents the lease costs and supplemental information as of December 31, 2021, 2020 and 2019, in thousands:

	Income Statement Category	As of December 31,
Lease Cost		2021	2020	2019
Operating lease cost	Occupancy expense	$8,013	$6,071	$6,031
Variable lease cost	Occupancy expense	47	72	145
Total lease cost		$8,060	$6,143	$6,176
Supplemental Information
Noncash reduction of ROU assets	Occupancy expense	$1,244	$1,037	$1,771
Noncash reduction lease liabilities	Occupancy expense	—	389	1,789

Supplemental balance sheet information		As of December 31, 2021
Weighted-average remaining operating lease term (in years)		5.99
Weighted-average discount rate for operating leases		2.69%

Included in the noncash reduction of ROU assets in 2021 and 2020 are expenses related to lease modifications and ROU acceleration related to lease abandonments.

HTLF did not record any impairment on leases in 2021. HTLF recorded an impairment on one lease in 2020, and the impairment of $360,000 was recorded in gain/loss on sales/valuations of assets, net. No impairment losses were recorded in 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2021 is as follows, in thousands:

Year ending December 31,
2022	$6,595
2023	5,154
2024	3,484
2025	3,363
2026	2,940
Thereafter	6,837
Total lease payments	$28,373
Less interest	(2,248)
Present value of lease liabilities	$26,125

TWENTY-FOUR
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2021	December 31	September 30	June 30	March 31
Net interest income	$137,194	$142,543	$141,218	$139,605
Provision (benefit) for credit losses	(5,313)	(4,534)	(7,080)	(648)
Net interest income after provision for credit losses	142,507	147,077	148,298	140,253
Noninterest income	32,730	32,724	33,164	30,317
Noninterest expense	115,386	110,627	103,376	102,423
Income taxes	10,271	13,250	16,481	15,333
Net income	49,580	55,924	61,605	52,814
Preferred dividends	(2,012)	(2,013)	(2,012)	(2,013)
Net income available to common stockholders	$47,568	$53,911	$59,593	$50,801

Per share:
Earnings per share-basic	$1.12	$1.27	$1.41	$1.20
Earnings per share-diluted	1.12	1.27	1.41	1.20
Cash dividends declared on common stock	0.27	0.25	0.22	0.22
Book value per common share	49.00	48.79	48.50	46.13
Weighted average common shares outstanding	42,309,003	42,302,780	42,242,893	42,174,092
Weighted average diluted common shares outstanding	42,479,442	42,415,993	42,359,873	42,335,747

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2020	December 31	September 30	June 30	March 31
Net interest income	$132,575	$122,497	$124,146	$112,511
Provision (benefit) for credit losses	17,072	1,678	26,796	21,520
Net interest income after provision for credit losses	115,503	120,819	97,350	90,991
Noninterest income	32,621	31,216	30,637	25,817
Noninterest expense	99,269	90,396	90,439	90,859
Income taxes	9,046	13,681	7,417	5,909
Net income	39,809	47,958	30,131	20,040
Preferred dividends	(2,014)	(2,437)	—	—
Net income available to common stockholders	$37,795	$45,521	$30,131	$20,040

Per share:
Earnings per share-basic	$0.98	$1.23	$0.82	$0.54
Earnings per share-diluted	0.98	1.23	0.82	0.54
Cash dividends declared on common stock	0.20	0.20	0.20	0.20
Book value per common share	46.77	46.11	44.42	42.21
Weighted average common shares outstanding	38,420,063	36,941,110	36,880,325	36,820,972
Weighted average diluted common shares outstanding	38,534,082	36,995,572	36,915,630	36,895,591

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses for loans and unfunded loan commitments collectively evaluated
As discussed in Notes 1, 5, and 6 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded loan commitments collectively evaluated for credit losses is comprised of an allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments (the collective ACL). As of December 31, 2021, the total allowance for credit losses related to loans and unfunded loan commitments was $110.1 million and $15.5 million, respectively, of which $102.4 million and $15.5 million, respectively, was related to the collective ACL. The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about past events, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported loan and commitment amounts, including expected defaults and prepayments. The allowance for credit losses on unfunded commitments leverages the same methodology utilized for the allowance for credit losses for loans. The Company estimates the collective ACL on a pool basis for loans and commitments with similar risk characteristics using 1) a transition matrix model derived probability of default (PD) and loss given default (LGD) methodology, which is based on transition of loans between risk ratings and through default based on the Company’s historical loss experience, for certain commercial and agricultural loans, or 2) a lifetime average historical loss model for all other commercial and agricultural loans, residential real estate loans, consumer loans, and commitments. A portion of the collective ACL on outstanding loans and commitments is comprised of qualitative adjustments, based on a comparison of current conditions to the average conditions over the look back period. The qualitative adjustments are determined by the Company using an anchoring approach to determine the minimum and maximum amount of qualitative allowance, which is determined by comparing the highest and lowest historical lifetime average loss rate to the current quantitative allowance rate to calculate the rate for the adjustment. The collective ACL utilizes an overlay approach for its economic forecasting component which incorporates a reasonable and supportable forecast of various macro-economic indices. The Company utilizes an economic forecast scenario which reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. For the allowance for credit losses on unfunded loan commitments, the Company separately estimates the exposure at default using estimated average utilization rates.
We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL estimate. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and the related assumption of the risk ratings for certain commercial and agricultural loans, (2) the lifetime average historical loss rates and the related assumption of the look back period, and (3) the method used to estimate the economic forecasting component of the qualitative component and determination of that component, certain assumptions related to the qualitative component including the reasonable supportable forecast period, anchoring, weighting, and the determination of the impact of other external factors considered in the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and lifetime average historical loss models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•development and approval of the collective ACL methodology

•continued use and appropriateness of changes to the PD, LGD, and lifetime average historical loss models

•performance monitoring of the lifetime average historical loss models

•identification and determination of the assumptions used in the PD and LGD models

•identification and determination of the assumptions used in the lifetime average historical loss models

•development of the qualitative adjustments, including the method used to estimate the economic forecasting component overlay, and related assumptions including the anchoring and weighting approaches, the reasonable and supportable forecast period, and other external factors

•analysis of the collective ACL results, trends and ratios.
We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:
•the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•judgments made by the Company relative to the continued use and performance monitoring of the PD, LGD, and lifetime average historical loss models, by comparing them to relevant Company-specific metrics and trends and applicable industry and regulatory practices

•the conceptual soundness of the PD, LGD, and lifetime average historical loss models by inspecting the model documentation to determine whether the models are suitable for their intended use

•the length of the look back period by comparing it to Company specific portfolio risk characteristics and trends

•the methodology used to develop the qualitative adjustments including the economic forecasting component, the assumptions used in the adjustments including reasonable and supportable forecast period, anchoring, and weighting, and the effect of those adjustments on the collective ACL estimate compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models

•individual risk ratings for a selection of commercial and agricultural loan relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral.
We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimates by evaluating the:
•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in the accounting estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 1994.

Des Moines, Iowa
February 24, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited HTLF’s consolidated financial statements as of and for the year ended December 31, 2021, included herein, has issued a report on HTLF’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to HTLF's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect HTLF's internal control over financial reporting.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Heartland Financial USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Des Moines, Iowa
February 24, 2022

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for HTLF’s 2022 Annual Meeting of Stockholders to be held on May 18, 2022, (the "2021 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Delinquent Section 16(a) Reports," "Corporate Governance and the Board of Directors - Stockholder Communications with the Board, Nomination and Proposal Procedures," "Corporate Governance and the Board of Directors - Committees of the Board," and "Corporate Governance and the Board of Directors - Code of Business Conduct and Ethics" is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2022 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2022 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2022 Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Des Moines, IA., Auditor Firm ID: 185.

The information in the 2022 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

3.3
Amended and Restated ByLaws of Heartland Financial USA, Inc. Amended and Restated as of March 16, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021).

3.4
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

3.6
Amendment to Certificate of Incorporation of Heartland Financial USA, Inc. filed with the Delaware Secretary of State on May 28, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2015).

3.7
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

3.1
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

3.12
Certificate of Designation of 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E, filed with the Secretary of State of the State of Delaware and effective June 25, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

4.1	Form of Specimen Stock Certificate for Heartland Financial USA, Inc. common stock (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 33-76228) filed on May 4, 1994).

4.2	Form of Global Note representing the Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 10-Q filed on November 5, 2021)

4.3
Indenture by and between Heartland Financial USA, Inc. and Wells Fargo Bank, National Association, dated as of January 31, 2006 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2006).

4.4
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated December 17, 2014 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 18, 2014)

4.5
Second Supplemental Indenture dated as of September 8, 2021 to the Indenture dated as of December 17, 2014 between Heartland Financial USA, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated September 8, 2021)

4.6
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

4.7
Indenture between Heartland Financial USA, Inc. and Wilmington Trust Company dated as of June 26, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2007).

4.8
Rights Agreement, dated as of January 17, 2012, between Heartland Financial USA, Inc. and Dubuque Bank and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-A filed on May 17, 2012).

4.9
Indenture by and between Morrill Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association dated as of December 19, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

4.1
Indenture by and between Morrill Bancshares, Inc. and U.S. Bank National Association dated as of December 17, 2003 (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed on March 14, 2014).

4.11
Indenture between Heartland Financial USA, Inc. and U.S. Bank National Association dated as of December 17, 2014, as supplemented (including form of note) (incorporated by reference to Exhibit 4.1 and 4.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2014).

4.12
Form of Stock Certificate for 7% Senior Non-Cumulative Perpetual Convertible Preferred Stock, Series D (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed on March 11, 2016).

4.13
Form of certificate representing the 7.00% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

4.14
Deposit Agreement, dated June 26, 2020, by and among Heartland Financial USA, Inc., Broadridge Corporate Issuer Solutions, Inc. and the holders from time to time of Depositary Receipts described therein (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on June 26, 2020).

4.15	Form of Depositary Receipt representing Depositary Shares (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on June 25, 2020 ).

4.16
Amended and Restated Shareholder Voting Agreement, dated October 19, 2020, by and among AIM Bancshares, Inc., AimBank, Heartland Financial USA, Inc., First Bank & Trust, and certain holders of Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4/A filed on October 19, 2020).

4.17		Description of Securities

10.1	(2)
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

10.11	(2)(3)
Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated July 1, 2021, and Amendment 1 to Agreement dated as of July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021)

10.12	(2)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2019

10.13
Promissory Note dated June 14, 2020 (issued under the credit facility)issued to Bankers Trust Company by Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.14
Promissory Note dated June 14, 2020 (issued under the non-revolving line of credit) issued to Bankers Trust Company by Heartland Financial USA, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.15
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.16	(2)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 8, 2018).

10.17	(2)
Form of Performance -Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021)

10.18	(2)	Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 6, 2020)

10.19
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for the time - based awards 3 year cliff vesting (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021)

10.20
Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021)

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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer
Date:    February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2022.

By:	/s/ Bruce K. Lee	/s/ Lynn B. Fuller
	Bruce K. Lee	Lynn B. Fuller
	President and Chief Executive Officer	Executive Operating Chairman and Director
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Executive Officer)

	/s/ Bryan R. McKeag	/s/ Janet M. Quick
	Bryan R. McKeag	Janet M. Quick
	Executive Vice President and Chief Financial Officer	Executive Vice President and Deputy Chief Financial Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

	/s/ Robert B. Engel	/s/ Thomas L. Flynn
	Robert B. Engel	Thomas L. Flynn
	Director	Director

	/s/ Jennifer K. Hopkins	/s/ Christopher S. Hylen
	Jennifer K. Hopkins	Christopher S. Hylen
	Director	Director

	/s/ Susan G. Murphy	/s/ Barry H. Orr
	Susan G. Murphy	Barry H. Orr
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

	/s/ Kathryn Graves Unger	/s/ Duane E. White
	Kathryn Graves Unger	Duane E. White
	Director	Director