Form 10-Q
period 2022-03-31
HEARTLAND FINANCIAL USA INC
filed 2022-05-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 6, 2022, the Registrant had outstanding 42,370,210 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$198,559	$163,895
Interest bearing deposits with other banks and other short-term investments	406,343	271,704
Cash and cash equivalents	604,902	435,599
Time deposits in other financial institutions	2,894	2,894
Securities:
Carried at fair value (cost of $7,411,885 at March 31, 2022, and $7,536,338 at December 31, 2021)	7,025,243	7,530,374
Held to maturity, net of allowance for credit losses of $0 at both March 31, 2022, and December 31, 2021 (fair value of $86,486 at March 31, 2022, and $94,139 at December 31, 2021)	81,785	84,709
Other investments, at cost	82,751	82,567
Loans held for sale	22,685	21,640
Loans receivable:
Held to maturity	10,177,385	9,954,572
Allowance for credit losses	(100,522)	(110,088)
Loans receivable, net	10,076,863	9,844,484
Premises, furniture and equipment, net	199,679	204,999
Premises, furniture and equipment held for sale	14,073	10,828
Other real estate, net	1,422	1,927
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	30,934	32,988
Servicing rights, net	8,102	6,890
Cash surrender value on life insurance	192,267	191,722
Other assets	311,274	246,923
TOTAL ASSETS	$19,230,879	$19,274,549
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,376,249	$6,495,326
Savings	9,236,427	8,897,909
Time	1,054,008	1,024,020
Total deposits	16,666,684	16,417,255
Short-term borrowings	107,372	131,597
Other borrowings	372,290	372,072
Accrued expenses and other liabilities	152,676	171,447
TOTAL LIABILITIES	17,299,022	17,092,371
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both March 31, 2022, and December 31, 2021; none issued or outstanding at both March 31, 2022, and December 31, 2021)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2022, and December 31, 2021)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2022 and December 31, 2021; none issued or outstanding at both March 31, 2022 and December 31, 2021)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2022, and December 31, 2021; none issued or outstanding at both March 31, 2022, and December 31, 2021)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2022, and December 31, 2021; none issued or outstanding at both March 31, 2022, and December 31, 2021)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both March 31, 2022, and December 31, 2021; 11,500 shares issued and outstanding at both March 31, 2022 and December 31, 2021)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both March 31, 2022, and December 31, 2021; issued 42,369,908 shares at March 31, 2022, and 42,275,264 shares at December 31, 2021)	42,370	42,275
Capital surplus	1,073,048	1,071,956
Retained earnings	992,655	962,994
Accumulated other comprehensive loss	(286,921)	(5,752)
TOTAL STOCKHOLDERS' EQUITY	1,931,857	2,182,178
TOTAL LIABILITIES AND EQUITY	$19,230,879	$19,274,549

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
INTEREST INCOME:
Interest and fees on loans	$102,369	$112,439
Interest on securities:
Taxable	32,620	30,443
Nontaxable	6,202	4,503
Interest on federal funds sold	—	1
Interest on interest bearing deposits in other financial institutions	71	66
TOTAL INTEREST INCOME	141,262	147,452
INTEREST EXPENSE:
Interest on deposits	2,977	4,395
Interest on short-term borrowings	46	152
Interest on other borrowings (includes $0 and $(591) of interest benefit related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, respectively)	3,560	3,300
TOTAL INTEREST EXPENSE	6,583	7,847
NET INTEREST INCOME	134,679	139,605
Provision (benefit) for credit losses	3,245	(648)
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR CREDIT LOSSES	131,434	140,253
NONINTEREST INCOME:
Service charges and fees	15,251	13,671
Loan servicing income	286	838
Trust fees	6,079	5,777
Brokerage and insurance commissions	869	853
Securities gains (losses), net (includes $1,991 and $(30) of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, respectively)	2,872	(30)
Unrealized gain on equity securities, net	(283)	(110)
Net gains on sale of loans held for sale	3,411	6,420
Valuation adjustment on servicing rights	1,658	917
Income on bank owned life insurance	524	829
Other noninterest income	3,902	1,152
TOTAL NONINTEREST INCOME	34,569	30,317
NONINTEREST EXPENSES:
Salaries and employee benefits	66,174	59,062
Occupancy	7,362	7,918
Furniture and equipment	3,519	3,093
Professional fees	15,156	13,490
Advertising	1,555	1,469
Core deposit and customer relationship intangibles amortization	2,054	2,516
Other real estate and loan collection expenses	195	135
Loss on sales/valuations of assets, net	46	194
Acquisition, integration and restructuring costs	576	2,928
Partnership investment in tax credit projects	77	35
Other noninterest expenses	14,083	11,583
TOTAL NONINTEREST EXPENSES	110,797	102,423
INCOME BEFORE INCOME TAXES	55,206	68,147
Income taxes (includes $503 and $143 of income tax expense reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021, respectively)	12,117	15,333
NET INCOME	43,089	52,814
Preferred dividends	(2,013)	(2,013)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$41,076	$50,801
EARNINGS PER COMMON SHARE - BASIC	$0.97	$1.20
EARNINGS PER COMMON SHARE - DILUTED	$0.97	$1.20
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.22
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
NET INCOME	$43,089	$52,814
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized loss on securities	(378,690)	(90,869)
Reclassification adjustment for net (gains) losses realized in net income	(1,991)	30
Income taxes	99,370	23,761
Other comprehensive loss on securities	(281,311)	(67,078)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	—	1,888
Reclassification adjustment for net (gains) losses on derivatives realized in net income	181	(597)
Income taxes	(39)	(272)
Other comprehensive income on cash flow hedges	142	1,019
Other comprehensive loss	(281,169)	(66,059)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(238,080)	$(13,245)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,089	$52,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,831	6,801
Provision (benefit) for credit losses	3,245	(648)
Net amortization of premium on securities	19,352	8,991
Securities (gains) losses, net	(2,872)	30
Unrealized gain on equity securities, net	283	110
Stock based compensation	2,704	2,760
Loans originated for sale	(99,331)	(124,380)
Proceeds on sales of loans held for sale	101,260	145,200
Net gains on sale of loans held for sale	(2,974)	(5,908)
Decrease in accrued interest receivable	6,282	26
Increase in prepaid expenses	(4,765)	(578)
Increase (decrease) in accrued interest payable	(100)	236
Capitalization of servicing rights	(437)	(512)
Valuation adjustment on servicing rights	(1,658)	(917)
Loss on sales/valuations of assets, net	46	194
Net excess tax benefit from stock based compensation	172	153
Other, net	12,652	(17,816)
NET CASH PROVIDED BY OPERATING ACTIVITIES	83,779	66,556
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(9)
Proceeds from the sale of securities available for sale	824,071	207,067
Proceeds from the sale of securities held to maturity	2,337	—
Proceeds from the maturity of and principal paydowns on securities available for sale	290,347	159,773
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,067	3,909
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	1,982	1,003
Purchase of securities available for sale	(1,007,992)	(709,690)
Purchase of other investments	(1,385)	(685)
Net increase in loans	(235,696)	(29,674)
Purchase of bank owned life insurance policies	(5)	(22)
Capital expenditures	(2,544)	(3,776)
Proceeds from the sale of equipment	214	1,311
Proceeds on sale of OREO and other repossessed assets	1,157	1,209
NET CASH USED BY INVESTING ACTIVITIES	$(126,447)	$(369,584)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	$(119,077)	$487,136
Net increase in savings deposits	338,518	159,547
Net increase (decrease) in time deposit accounts	29,988	(67,537)
Net decrease in short-term borrowings	(24,225)	(27,275)
Repayments of other borrowings	(79)	(107,807)
Proceeds from issuance of common stock	274	196
Dividends paid	(13,428)	(11,273)
NET CASH PROVIDED BY FINANCING ACTIVITIES	211,971	432,987
Net increase in cash and cash equivalents	169,303	129,959
Cash and cash equivalents at beginning of year	435,599	337,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$604,902	$467,862
Supplemental disclosures:
Cash paid for income/franchise taxes	$32	$15,744
Cash paid for interest	6,683	7,611
Loans transferred to OREO	653	585
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	3,250	1,140
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	6
Dividends declared, not paid	2,013	2,013

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				52,814	(66,059)	(13,245)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.22 per share				(9,260)		(9,260)
Issuance of 79,813 shares of common stock		80	(1,346)			(1,266)
Stock based compensation			2,760			2,760
Balance at March 31, 2021	$110,705	$42,174	$1,063,497	$833,171	$6,660	$2,056,207

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				43,089	(281,169)	(238,080)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.27 per share				(11,415)		(11,415)
Issuance of 94,644 shares of common stock		95	(1,612)			(1,517)
Stock based compensation			2,704			2,704
Balance at March 31, 2022	$110,705	$42,370	$1,073,048	$992,655	$(286,921)	$1,931,857

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2021, included in the Annual Report on Form 10-K of Heartland Financial USA, Inc. ("HTLF") filed with the Securities and Exchange Commission ("SEC") on February 24, 2022. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2022, and 2021, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended March 31,
	2022	2021
Net income	$43,089	$52,814
Preferred dividends	(2,013)	(2,013)
Net income available to stockholders	$41,076	$50,801

Weighted average common shares outstanding for basic earnings per share	42,360	42,174
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	181	162
Weighted average common shares for diluted earnings per share	42,541	42,336
Earnings per common share — basic	$0.97	$1.20
Earnings per common share — diluted	$0.97	$1.20
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	25

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial.  The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF has a formal working group that is responsible for the planning, assessment and execution of the transition from LIBOR as an interest rate benchmark to term SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and securities and derivative instruments in place that reference LIBOR-based rates. HTLF’s transition plan included the cessation in new contracts of the use of LIBOR as a reference rate at December 31, 2021.

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

ASU 2022-02
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." These amendments eliminate the troubled debt restructurings ("TDR") recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross charge-offs by year of origination for loans receivable within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Management is assessing the impact of ASU 2022-02 on its results of operations, financial position and financial statement disclosures.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
U.S. treasuries	$998	$3	$—	$1,001
U.S. agencies	89,827	24	(3,742)	86,109
Obligations of states and political subdivisions	1,808,169	274	(170,526)	1,637,917
Mortgage-backed securities - agency	2,264,657	1,510	(138,004)	2,128,163
Mortgage-backed securities - non-agency	2,071,559	4,529	(62,152)	2,013,936
Commercial mortgage-backed securities - agency	127,563	107	(9,115)	118,555
Commercial mortgage-backed securities - non-agency	699,703	—	(5,740)	693,963
Asset-backed securities	321,155	320	(4,055)	317,420
Corporate bonds	7,723	33	(108)	7,648
Total debt securities	7,391,354	6,800	(393,442)	7,004,712
Equity securities with a readily determinable fair value	20,531	—	—	20,531
Total	$7,411,885	$6,800	$(393,442)	$7,025,243
December 31, 2021
U.S. treasuries	$997	$11	$—	$1,008
U.S. agencies	193,932	264	(812)	193,384
Obligations of states and political subdivisions	2,045,386	56,263	(16,616)	2,085,033
Mortgage-backed securities - agency	2,388,601	11,870	(51,182)	2,349,289
Mortgage-backed securities - non-agency	1,749,838	4,570	(11,029)	1,743,379
Commercial mortgage-backed securities - agency	125,397	1,429	(2,914)	123,912
Commercial mortgage-backed securities - non-agency	600,253	998	(363)	600,888
Asset-backed securities	408,167	2,803	(1,317)	409,653
Corporate bonds	2,979	61	—	3,040
Total debt securities	7,515,550	78,269	(84,233)	7,509,586
Equity securities with a readily determinable fair value	20,788	—	—	20,788
Total	$7,536,338	$78,269	$(84,233)	$7,530,374

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2022
Obligations of states and political subdivisions	$81,785	$4,714	$(13)	$86,486	$—
Total	$81,785	$4,714	$(13)	$86,486	$—
December 31, 2021
Obligations of states and political subdivisions	$84,709	$9,430	$—	$94,139	$—
Total	$84,709	$9,430	$—	$94,139	$—

As of March 31, 2022, and December 31, 2021, HTLF had $25.4 million and $29.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,328	$1,333
Due in 1 to 5 years	10,563	10,440
Due in 5 to 10 years	142,958	132,583
Due after 10 years	1,751,868	1,588,319
Total debt securities	1,906,717	1,732,675
Mortgage and asset-backed securities	5,484,637	5,272,037
Equity securities with a readily determinable fair value	20,531	20,531
Total investment securities	$7,411,885	$7,025,243

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,095	$4,104
Due in 1 to 5 years	37,309	37,998
Due in 5 to 10 years	34,300	36,918
Due after 10 years	6,081	7,466
Total debt securities	81,785	86,486

As of March 31, 2022, and December 31, 2021, securities with a carrying value of $1.22 billion and $1.66 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three months ended March 31, 2022 and 2021, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$824,071	$207,067
Gross security gains	6,941	445
Gross security losses	4,950	475

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of March 31, 2022, and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2021, and December 31, 2020, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2022
U.S. agencies	$66,819	$(1,701)	8	$17,475	$(2,041)	1	$84,294	$(3,742)	9
Obligations of states and political subdivisions	1,321,666	(124,133)	305	297,576	(46,393)	69	1,619,242	(170,526)	374
Mortgage-backed securities - agency	1,439,275	(82,994)	311	617,833	(55,010)	40	2,057,108	(138,004)	351
Mortgage-backed securities - non-agency	1,288,511	(58,783)	154	93,072	(3,369)	7	1,381,583	(62,152)	161
Commercial mortgage-backed securities - agency	47,449	(2,204)	18	57,260	(6,911)	7	104,709	(9,115)	25
Commercial mortgage-backed securities - non-agency	621,766	(5,526)	61	14,030	(214)	2	635,796	(5,740)	63
Asset-backed securities	98,835	(3,882)	18	9,299	(173)	4	108,134	(4,055)	22
Corporate bonds	5,613	(108)	3	—	—	—	5,613	(108)	3
Total temporarily impaired securities	$4,889,934	$(279,331)	878	$1,106,545	$(114,111)	130	$5,996,479	$(393,442)	1,008
December 31, 2021
U.S. agencies	$100,839	$(812)	2	$—	$—	—	$100,839	$(812)	2
Obligations of states and political subdivisions	596,866	(10,115)	113	236,329	(6,501)	49	833,195	(16,616)	162
Mortgage-backed securities - agency	1,383,808	(33,291)	83	474,724	(17,891)	19	1,858,532	(51,182)	102
Mortgage-backed securities - non-agency	929,515	(10,870)	27	23,821	(159)	5	953,336	(11,029)	32
Commercial mortgage-backed securities - agency	26,999	(689)	8	53,025	(2,225)	5	80,024	(2,914)	13
Commercial mortgage-backed securities - non-agency	74,450	(145)	3	14,124	(218)	2	88,574	(363)	5
Asset-backed securities	113,945	(1,201)	6	13,799	(116)	6	127,744	(1,317)	12
Total temporarily impaired securities	$3,226,422	$(57,123)	242	$815,822	$(27,110)	86	$4,042,244	$(84,233)	328

Securities held to maturity	Less than 12 months				12 months or longer			Total
	Fair Value	Unrealized Losses	Count		Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2022
Obligations of states and political subdivisions	$1,590	$(13)	2		$—	$—	—	$1,590	$(13)	2
Total temporarily impaired securities	$1,590	(13)	2	2	$—	$—	—	$1,590	(13)	2

HTLF had no securities held to maturity with unrealized losses at December 31, 2021.

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

The unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2022 and 2021.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2022 and 2021.

In the first quarter of 2022, HTLF sold two obligations of states and political subdivisions securities from the held to maturity portfolio. Because the underlying credit quality of the individual securities showed significant deterioration, it was unlikely HTLF would recover the remaining basis of the securities prior to maturity and therefore inconsistent with HTLF's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $2.2 million, and the associated gross gains were $100,000.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following tables present, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$51
Provision (benefit) for credit losses	—	(3)
Balance at period end	$—	$48

Based on HTLF's credit loss model applicable to held to maturity debt securities, no allowance for credit losses was required at both March 31, 2022 and December 31, 2021.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of March 31, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the securities:

	March 31, 2022	December 31, 2021
Rating
AAA	$3,294	$3,265
AA, AA+, AA-	54,944	61,471
A+, A, A-	18,626	15,034
BBB	4,921	4,939
Not Rated	—	—
Total	$81,785	$84,709

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $23.0 million at March 31, 2022 and $22.6 million at December 31, 2021.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2022, and December 31, 2021, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of March 31, 2022, and December 31, 2021, were as follows, in thousands:

	March 31, 2022	December 31, 2021
Loans receivable held to maturity:
Commercial and industrial	$2,814,513	$2,645,085
Paycheck Protection Program ("PPP")	74,065	199,883
Owner occupied commercial real estate	2,266,076	2,240,334
Non-owner occupied commercial real estate	2,161,761	2,010,591
Real estate construction	842,483	856,119
Agricultural and agricultural real estate	766,443	753,753
Residential real estate	825,242	829,283
Consumer	426,802	419,524
Total loans receivable held to maturity	10,177,385	9,954,572
Allowance for credit losses	(100,522)	(110,088)
Loans receivable, net	$10,076,863	$9,844,484

As of March 31, 2022, and December 31, 2021, HTLF had $33.0 million and $35.3 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at March 31, 2022, and December 31, 2021, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
March 31, 2022
Commercial and industrial	$2,956	$22,844	$25,800	$13,503	$2,801,010	$2,814,513
PPP	—	—	—	—	74,065	74,065
Owner occupied commercial real estate	37	17,938	17,975	9,284	2,256,792	2,266,076
Non-owner occupied commercial real estate	506	15,507	16,013	12,244	2,149,517	2,161,761
Real estate construction	31	21,366	21,397	2,015	840,468	842,483
Agricultural and agricultural real estate	80	2,587	2,667	9,594	756,849	766,443
Residential real estate	—	7,875	7,875	863	824,379	825,242
Consumer	—	8,795	8,795	—	426,802	426,802
Total	$3,610	$96,912	$100,522	$47,503	$10,129,882	$10,177,385

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2021
Commercial and industrial	$4,562	$23,176	$27,738	$13,551	$2,631,534	$2,645,085
PPP	—	—	—	—	199,883	199,883
Owner occupied commercial real estate	105	19,109	19,214	8,552	2,231,782	2,240,334
Non-owner occupied commercial real estate	610	17,298	17,908	12,557	1,998,034	2,010,591
Real estate construction	—	22,538	22,538	—	856,119	856,119
Agricultural and agricultural real estate	2,369	2,844	5,213	13,773	739,980	753,753
Residential real estate	—	8,427	8,427	855	828,428	829,283
Consumer	—	9,050	9,050	—	419,524	419,524
Total	$7,646	$102,442	$110,088	$49,288	$9,905,284	$9,954,572

HTLF had $10.1 million of troubled debt restructured loans at March 31, 2022, of which $9.3 million were classified as nonaccrual and $882,000 were accruing according to the restructured terms. HTLF had $10.4 million of troubled debt restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms.

HTLF had no troubled debt restructured loans that were modified in the during the three months ended March 31, 2022, and March 31, 2021. The provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which modified troubled debt restructured loan classification, expired on January 1, 2022, and any new troubled debt restructured loan modifications are evaluated in accordance with generally accepted accounting principles.

At March 31, 2022, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

HTLF had no troubled debt restructured loans for which there was a payment default during the three months ended March 31, 2022, and March 31, 2021, that had been modified during the twelve-month period prior to default.

HTLF's internal rating system is a series of grades reflecting management's credit risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of March 31, 2022, and December 31, 2021.

The following tables show the risk category of loans by loan category and year of origination as of March 31, 2022, and December 31, 2021, in thousands:

As of March 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$282,325	$563,865	$321,463	$142,201	$82,846	$490,118	$771,746	$2,654,564
Watch	1,133	12,201	10,346	9,644	6,049	3,309	28,376	71,058
Substandard	2,512	14,886	5,700	12,662	7,939	16,922	28,270	88,891
Commercial and industrial total	$285,970	$590,952	$337,509	$164,507	$96,834	$510,349	$828,392	$2,814,513
PPP
Pass	$—	$60,429	$4,463	$—	$—	$—	$—	$64,892
Watch	—	1,797	31	—	—	—	—	1,828
Substandard	—	7,326	19	—	—	—	—	7,345
PPP total	$—	$69,552	$4,513	$—	$—	$—	$—	$74,065
Owner occupied commercial real estate
Pass	$186,033	$896,361	$312,517	$306,341	$148,493	$275,086	$20,300	$2,145,131
Watch	2,944	6,266	17,523	6,524	8,556	10,802	35	52,650
Substandard	3,373	11,363	9,387	12,087	3,553	26,782	1,750	68,295
Owner occupied commercial real estate total	$192,350	$913,990	$339,427	$324,952	$160,602	$312,670	$22,085	$2,266,076
Non-owner occupied commercial real estate
Pass	$238,611	$602,044	$257,093	$330,145	$211,111	$286,939	$31,114	$1,957,057
Watch	206	2,757	11,098	26,639	20,512	38,483	—	99,695
Substandard	2,807	12,768	9,148	20,609	1,821	57,856	—	105,009
Non-owner occupied commercial real estate total	$241,624	$617,569	$277,339	$377,393	$233,444	$383,278	$31,114	$2,161,761
Real estate construction
Pass	$117,525	$378,301	$149,415	$98,294	$14,036	$9,362	$15,009	$781,942
Watch	—	3,058	1,033	—	44,468	3,697	13	52,269
Substandard	—	2,548	49	486	5,098	91	—	8,272
Real estate construction total	$117,525	$383,907	$150,497	$98,780	$63,602	$13,150	$15,022	$842,483
Agricultural and agricultural real estate
Pass	$72,343	$195,360	$97,315	$45,549	$29,107	$49,812	$215,800	$705,286
Watch	421	3,694	5,630	2,051	2,002	2,739	3,126	19,663
Substandard	880	7,186	943	3,747	14,517	8,633	5,588	41,494
Agricultural and agricultural real estate total	$73,644	$206,240	$103,888	$51,347	$45,626	$61,184	$224,514	$766,443
Residential real estate
Pass	$59,105	$303,926	$78,252	$46,766	$44,833	$246,933	$23,456	$803,271
Watch	—	484	157	736	1,435	6,915	—	9,727
Substandard	101	2,036	385	42	1,984	7,696	—	12,244
Residential real estate total	$59,206	$306,446	$78,794	$47,544	$48,252	$261,544	$23,456	$825,242
Consumer
Pass	$17,097	$59,774	$17,754	$11,299	$7,365	$26,551	$279,886	$419,726
Watch	3	472	73	332	366	664	1,784	3,694
Substandard	31	222	306	161	248	2,005	409	3,382
Consumer total	$17,131	$60,468	$18,133	$11,792	$7,979	$29,220	$282,079	$426,802

Total Pass	$973,039	$3,060,060	$1,238,272	$980,595	$537,791	$1,384,801	$1,357,311	$9,531,869
Total Watch	4,707	30,729	45,891	45,926	83,388	66,609	33,334	310,584
Total Substandard	9,704	58,335	25,937	49,794	35,160	119,985	36,017	334,932
Total Loans	$987,450	$3,149,124	$1,310,100	$1,076,315	$656,339	$1,571,395	$1,426,662	$10,177,385

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$604,659	$359,533	$203,960	$89,694	$171,709	$330,094	$708,525	$2,468,174
Watch	10,633	12,790	12,550	8,210	3,611	14,976	24,626	87,396
Substandard	19,888	6,391	13,050	8,535	6,619	12,052	22,980	89,515
Commercial and industrial total	$635,180	$378,714	$229,560	$106,439	$181,939	$357,122	$756,131	$2,645,085
PPP
Pass	$146,370	$25,707	$—	$—	$—	$—	$—	$172,077
Watch	10,726	127	—	—	—	—	—	10,853
Substandard	16,932	21	—	—	—	—	—	16,953
PPP total	$174,028	$25,855	$—	$—	$—	$—	$—	$199,883
Owner occupied commercial real estate
Pass	$940,043	$328,052	$315,497	$180,936	$115,142	$189,647	$34,233	$2,103,550
Watch	4,676	13,956	7,759	10,501	15,032	6,830	35	58,789
Substandard	11,958	20,769	13,734	2,809	13,912	13,063	1,750	77,995
Owner occupied commercial real estate total	$956,677	$362,777	$336,990	$194,246	$144,086	$209,540	$36,018	$2,240,334
Non-owner occupied commercial real estate
Pass	$609,968	$263,093	$315,815	$236,823	$152,059	$166,792	$28,728	$1,773,278
Watch	4,754	9,109	35,496	29,227	4,865	35,901	—	119,352
Substandard	15,722	10,612	21,798	3,599	14,023	51,766	441	117,961
Non-owner occupied commercial real estate total	$630,444	$282,814	$373,109	$269,649	$170,947	$254,459	$29,169	$2,010,591
Real estate construction
Pass	$381,283	$206,879	$169,606	$14,197	$7,163	$7,823	$14,507	$801,458
Watch	2,704	858	2,145	44,846	—	—	14	50,567
Substandard	—	50	46	3,944	—	54	—	4,094
Real estate construction total	$383,987	$207,787	$171,797	$62,987	$7,163	$7,877	$14,521	$856,119
Agricultural and agricultural real estate
Pass	$217,179	$102,030	$47,927	$32,913	$22,029	$35,548	$220,065	$677,691
Watch	4,018	10,390	4,688	2,270	33	2,038	2,948	26,385
Substandard	9,250	1,095	4,910	15,825	3,212	8,859	6,526	49,677
Agricultural and agricultural real estate total	$230,447	$113,515	$57,525	$51,008	$25,274	$46,445	$229,539	$753,753
Residential real estate
Pass	$311,292	$86,355	$50,762	$53,773	$43,619	$230,566	$29,017	$805,384
Watch	3,928	1,499	750	1,452	734	1,977	1,000	11,340
Substandard	2,528	444	410	2,317	1,139	5,721	—	12,559
Residential real estate total	$317,748	$88,298	$51,922	$57,542	$45,492	$238,264	$30,017	$829,283
Consumer
Pass	$69,172	$20,258	$13,051	$9,001	$10,986	$18,202	$271,034	$411,704
Watch	555	309	392	373	113	591	2,210	4,543
Substandard	267	204	218	236	363	1,611	378	3,277
Consumer total	$69,994	$20,771	$13,661	$9,610	$11,462	$20,404	$273,622	$419,524

Total Pass	$3,279,966	$1,391,907	$1,116,618	$617,337	$522,707	$978,672	$1,306,109	$9,213,316
Total Watch	41,994	49,038	63,780	96,879	24,388	62,313	30,833	369,225
Total Substandard	76,545	39,586	54,166	37,265	39,268	93,126	32,075	372,031
Total Loans	$3,398,505	$1,480,531	$1,234,564	$751,481	$586,363	$1,134,111	$1,369,017	$9,954,572

Included in the nonpass loans at March 31, 2022 and December 31, 2021 were $9.2 million and $27.8 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of March 31, 2022, HTLF had $980,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at March 31, 2022, and December 31, 2021, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2022
Commercial and industrial	$3,786	$225	$246	$4,257	$2,792,688	$17,568	$2,814,513
PPP	—	—	—	—	74,046	19	74,065
Owner occupied commercial real estate	517	23	—	540	2,254,044	11,492	2,266,076
Non-owner occupied commercial real estate	1,099	—	—	1,099	2,147,671	12,991	2,161,761
Real estate construction	332	—	—	332	839,754	2,397	842,483
Agricultural and agricultural real estate	2,051	282	—	2,333	752,664	11,446	766,443
Residential real estate	991	139	—	1,130	817,174	6,938	825,242
Consumer	659	139	—	798	424,681	1,323	426,802
Total gross loans receivable held to maturity	$9,435	$808	$246	$10,489	$10,102,722	$64,174	$10,177,385
December 31, 2021
Commercial and industrial	$1,024	$183	$541	$1,748	$2,625,109	$18,228	$2,645,085
PPP	—	—	—	—	199,883	—	199,883
Owner occupied commercial real estate	130	—	—	130	2,229,054	11,150	2,240,334
Non-owner occupied commercial real estate	3,929	—	—	3,929	1,993,346	13,316	2,010,591
Real estate construction	238	50	—	288	855,463	368	856,119
Agricultural and agricultural real estate	687	—	—	687	737,380	15,686	753,753
Residential real estate	767	46	9	822	819,294	9,167	829,283
Consumer	251	57	—	308	417,762	1,454	419,524
Total gross loans receivable held to maturity	$7,026	$336	$550	$7,912	$9,877,291	$69,369	$9,954,572

Loans delinquent 30 to 89 days as a percent of total loans were 0.10% at March 31, 2022, compared to 0.07% at December 31, 2021. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, and December 31, 2021, HTLF had $27.9 million and $25.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three months ended March 31, 2022, and March 31, 2021, were as follows, in thousands:

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$—	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(4,500)	—	—	(129)	—	(3,104)	(88)	(5,396)	(13,217)
Recoveries	206	—	40	33	7	453	—	284	1,023
Provision (benefit)	2,356	—	(1,279)	(1,799)	(1,148)	105	(464)	4,857	2,628
Balance at March 31, 2022	$25,800	$—	$17,975	$16,013	$21,397	$2,667	$7,875	$8,795	$100,522

	Commercial and Industrial	PPP	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818	$—	$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(948)	—	(41)	—	—	(318)	(21)	(798)	(2,126)
Recoveries	293	—	53	—	2	21	5	302	676
Provision (benefit)	(2,068)	—	(597)	3,821	(151)	279	(907)	(361)	16
Balance at March 31, 2021	$36,095	$—	$19,416	$24,694	$19,931	$7,111	$11,012	$11,913	$130,172

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

Changes in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2022 and March 31, 2021, were as follows:

	For the Three Months Ended March 31,
	2022	2021
Balance at December 31,	$15,462	$15,280
Provision (benefit)	617	(661)
Balance at March 31,	$16,079	$14,619

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both March 31, 2022 and December 31, 2021. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. HTLF performed its annual quantitative assessment of goodwill as of September 30, 2021, which was the most recent annual assessment, and there was no goodwill impairment.

HTLF's intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at March 31, 2022, and December 31, 2021, are presented in the table below, in thousands:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$70,375	$30,810	$101,185	$68,330	$32,855
Customer relationship intangibles	1,177	1,053	124	1,177	1,044	133
Mortgage servicing rights	13,227	5,125	8,102	12,790	6,378	6,412
Commercial servicing rights	7,054	7,054	—	7,054	6,576	478
Total	$122,643	$83,607	$39,036	$122,206	$82,328	$39,878

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Total
Nine months ending December 31, 2022	$5,656	$26	$1,309	$6,991
Year ending December 31,
2023	6,739	33	1,698	8,470
2024	5,591	33	1,456	7,080
2025	4,700	32	1,213	5,945
2026	3,533	—	970	4,503
2027	2,601	—	728	3,329
Thereafter	1,990	—	728	2,718
Total	$30,810	$124	$8,102	$39,036

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2022. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were approximately $728.9 million at March 31, 2022, compared to $723.3 million at December 31, 2021. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $8.2 million at March 31, 2022, and $4.5 million at December 31, 2021.

Fees collected for the servicing of mortgage loans for others were $454,000 and $464,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2022, and March 31, 2021:

	2022	2021
Balance at January 1,	$6,412	$5,189
Originations	437	512
Amortization	(405)	(400)
Valuation allowance	1,658	917
Balance at period end	$8,102	$6,218
Mortgage servicing rights, net to servicing portfolio	1.11%	0.83%

Mortgage rights are initially recorded at fair value in net gains on sale of loans held for sale when they are capitalized through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each HTLF subsidiary, and a valuation adjustment is recorded into noninterest income.

At March 31, 2022, no valuation allowance was required on the mortgage servicing rights 15-year tranche, and no valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2021, a $327,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.3 million valuation allowance was required on the mortgage servicing rights 30-year tranche.

For the three months ended March 31, 2022 and March 31, 2021, a valuation adjustment of $1.7 million and $917,000, respectively, were recorded for the total mortgage servicing rights portfolio.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at March 31, 2022, and December 31, 2021:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
March 31, 2022	$1,597	$1,696	$—	$6,505	$6,800	$—
December 31, 2021	1,607	1,280	327	6,463	5,132	1,331

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The following table presents key assumptions used to value the mortgage servicing rights as of March 31, 2022, and December 31, 2021, dollars in thousands:

	As of
	March 31, 2022	December 31, 2021
Weighted average constant prepayment rate	9.80%	13.40%
Weighted average discount rate	9.01%	9.02%
Fair value of mortgage servicing rights	$8,496	$6,412

The average capitalization rate of mortgage servicing rights for the first three months of 2022 ranged from 83 to 111 basis points compared to a range of 76 to 112 basis points for the first three months of 2021.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

HTLF uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, HTLF considers the use of interest rate swaps, risk participation agreements, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, HTLF is facilitating back-to-back loan swaps to assist customers in managing interest rate risk. HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by the credit ratings of each counterparty. HTLF was required to pledge no cash as collateral at both March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, no collateral was required to be pledged by HTLF's counterparties.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
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

At both March 31, 2022 and December 31, 2021, HTLF had no derivative instruments designated as cash flow hedges.

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

HTLF was required to pledge $1.7 million and $3.8 million of cash as collateral for these fair value hedges at March 31, 2022, and December 31, 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at March 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2022
Fair value hedges	$2,875	$(25)	Other liabilities
December 31, 2021
Fair value hedges	$16,755	$(1,208)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three months ended March 31, 2022, and March 31, 2021, in thousands:

	Three Months Ended March 31,
	2022	2021
Gain recognized in interest income on fair value hedges	$1,183	$763

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at March 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2022
Embedded derivatives	$7,397	$(92)	Other liabilities
December 31, 2021
Embedded derivatives	$7,496	$(317)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three months ended March 31, 2022, and March 31, 2021, in thousands:

	Three Months Ended March 31,
	2022	2021
Gain (loss) recognized in other noninterest income on embedded derivatives	$225	$(129)

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $9.9 million of collateral at March 31, 2022 compared to $24.1 million as of December 31, 2021, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $4.3 million at March 31, 2022 compared to $0 at December 31, 2021. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2022 and March 31, 2021, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2022
Customer interest rate swaps	$557,807	$11,565	Other assets	4.33%	2.97%
Customer interest rate swaps	557,807	11,565	Other liabilities	2.97	4.33
December 31, 2021
Customer interest rate swaps	$463,069	$23,574	Other assets	4.44%	2.35%
Customer interest rate swaps	463,069	(23,574)	Other liabilities	2.35	4.44

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both March 31, 2022, and December 31, 2021. HTLF's counterparties were required to pledge no collateral at both March 31, 2022 and December 31, 2021, as collateral for these forward commitments.

HTLF acquired undesignated interest rate swaps in 2015. These swaps were entered into primarily for the benefit of customers seeking to manage their interest rate risk and are not designated against specific assets or liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting in accordance with ASC 815. These swaps are carried at fair value on the consolidated balance sheets as a component of other liabilities, with changes in the fair value recorded as a component of other noninterest income.

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at March 31, 2022, and December 31, 2021, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2022
Interest rate lock commitments (mortgage)	Other assets	$34,751	$696
Forward commitments	Other assets	40,000	1,008
Forward commitments	Other liabilities	7,500	(35)
Undesignated interest rate swaps	Other assets	7,397	92
December 31, 2021
Interest rate lock commitments (mortgage)	Other assets	$37,046	$1,306
Forward commitments	Other assets	19,000	32
Forward commitments	Other liabilities	35,500	(95)
Undesignated interest rate swaps	Other assets	7,496	317

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three months ended March 31, 2022, and March 31, 2021, in thousands:

	Three Months Ended March 31,
	2022	2021
Interest rate lock commitments (mortgage)	$(1,195)	$(1,485)
Forward commitments	1,036	1,906
Undesignated interest rate swaps	(225)	129

NOTE 7: FAIR VALUE

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2022, and December 31, 2021, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Securities available for sale
U.S. treasuries	$1,001	$1,001	$—	$—
U.S. agencies	86,109	—	86,109	—
Obligations of states and political subdivisions	1,637,917	—	1,637,917	—
Mortgage-backed securities - agency	2,128,163	—	2,128,163	—
Mortgage-backed securities - non-agency	2,013,936	—	2,013,936	—
Commercial mortgage-backed securities - agency	118,555	—	118,555	—
Commercial mortgage-backed securities - non-agency	693,963	—	693,963	—
Asset-backed securities	317,420	—	317,420	—
Corporate bonds	7,648	—	7,648	—
Equity securities with a readily determinable fair value	20,531	—	20,531	—
Derivative financial instruments(1)	11,657	—	11,657	—
Interest rate lock commitments	696	—	—	696
Forward commitments	1,008	—	1,008	—
Total assets at fair value	$7,038,604	$1,001	$7,036,907	$696
Liabilities
Derivative financial instruments(2)	$11,682	$—	$11,682	$—
Forward commitments	35	—	35	—
Total liabilities at fair value	$11,717	$—	$11,717	$—
December 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,008	$1,008	$—	$—
U.S. agencies	193,384	—	193,384	—
Obligations of states and political subdivisions	2,085,033	—	2,085,033	—
Mortgage-backed securities - agency	2,349,289	—	2,349,289	—
Mortgage-backed securities - non-agency	1,743,379	—	1,743,379	—
Commercial mortgage-backed securities - agency	123,912	—	123,912	—
Commercial mortgage-backed securities - non-agency	600,888	—	600,888	—
Asset-backed securities	409,653	—	409,653	—
Corporate bonds	3,040	—	3,040	—
Equity securities with a readily determinable fair value	20,788	—	20,788	—
Derivative financial instruments(1)	23,891	—	23,891	—
Interest rate lock commitments	1,306	—	—	1,306
Forward commitments	32	—	32	—
Total assets at fair value	$7,555,603	$1,008	$7,553,289	$1,306
Liabilities
Derivative financial instruments(2)	$25,099	$—	$25,099	$—
Forward commitments	95	—	95	—
Total liabilities at fair value	$25,194	$—	$25,194	$—

(1) Includes back-to-back loan swaps and free standing derivative instruments.
(2) Includes embedded derivatives, fair value hedges, and back-to-back loan swaps.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$10,547	$—	$—	$10,547	$4,186
Owner occupied commercial real estate	9,247	—	—	9,247	129
Non-owner occupied commercial real estate	11,738	—	—	11,738	—
Real estate construction	1,984	—	—	1,984	—
Agricultural and agricultural real estate	9,514	—	—	9,514	3,104
Residential real estate	863	—	—	863	—
Total collateral dependent individually assessed loans	$43,893	$—	$—	$43,893	$7,419
Loans held for sale	$22,685	$—	$22,685	$—	$(228)
Other real estate owned	1,422	—	—	1,422	5
Premises, furniture and equipment held for sale	14,073	—	—	14,073	128
Servicing rights	8,102	—	—	8,102	(1,658)

	Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	$—	$—	$8,989	$275
Owner occupied commercial real estate	8,447	—	—	8,447	—
Non-owner occupied commercial real estate	11,946	—	—	11,946	1,637
Agricultural and agricultural real estate	11,404	—	—	11,404	372
Residential real estate	855	—	—	855	—
Total collateral dependent individually assessed loans	$41,641	$—	$—	$41,641	$2,284
Loans held for sale	$21,640	$—	$21,640	$—	$(813)
Other real estate owned	1,927	—	—	1,927	686
Premises, furniture and equipment held for sale	10,828	—	—	10,828	241
Servicing rights	6,890	—	—	6,890	(1,088)

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$696	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	1,422	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	8,102	Discounted cash flows	Discount rate	9 - 11% (9.01%)(4)
			Constant prepayment rate	9.8 - 20.0% (9.08%)(4)
Premises, furniture and equipment held for sale	14,073	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	10,547	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Owner occupied commercial real estate	9,247	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	11,738	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,984	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	9,514	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-9%(3)
Residential real estate	863	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)

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

	Fair Value at 12/31/2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,306	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	1,927	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	6,890	Discounted cash flows	Discount rate	9 - 11% (9.02%)(4)
			Constant prepayment rate	13.1 - 18.6% (13.4%)(4)
Premises, furniture and equipment held for sale	10,828	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial and industrial	8,989	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Owner occupied commercial real estate	8,447	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	11,946	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	11,404	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Residential real estate	855	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)

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
(4) The significant unobservable input used in the discounted cash flow analysis are the discount rate and constant prepayment rate.

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
Balance at January 1,	$1,306	$1,827
Total net gains included in earnings	(1,196)	(2,345)
Issuances	1,774	15,403
Settlements	(1,188)	(13,579)
Balance at period end	$696	$1,306

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2022, and December 31, 2021, were $696,000 and $1.3 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of March 31, 2022, and December 31, 2021, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$604,902	$604,902	$604,902	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,025,243	7,025,243	1,001	7,024,242	—
Held to maturity	81,785	86,486	—	86,486	—
Other investments	82,751	82,751	—	82,751	—
Loans held for sale	22,685	22,685	—	22,685	—
Loans, net:
Commercial and industrial	2,788,713	2,760,104	—	2,749,557	10,547
PPP	74,065	74,065	—	74,065	—
Owner occupied commercial real estate	2,248,101	2,236,484	—	2,227,237	9,247
Non-owner occupied commercial real estate	2,145,748	2,138,428	—	2,126,690	11,738
Real estate construction	821,086	829,465	—	827,481	1,984
Agricultural and agricultural real estate	763,776	756,586	—	747,072	9,514
Residential real estate	817,367	817,762	—	816,899	863
Consumer	418,007	421,081	—	421,081	—
Total Loans, net	10,076,863	10,033,975	—	9,990,082	43,893
Cash surrender value on life insurance	192,267	192,267	—	192,267	—
Derivative financial instruments(1)	11,657	11,657	—	11,657	—
Interest rate lock commitments	696	696	—	—	696
Forward commitments	1,008	1,008	—	1,008	—
Financial liabilities:
Deposits
Demand deposits	6,376,249	6,376,249	—	6,376,249	—
Savings deposits	9,236,427	9,236,427	—	9,236,427	—
Time deposits	1,054,008	1,054,008	—	1,054,008	—
Short term borrowings	107,372	107,372	—	107,372	—
Other borrowings	372,290	373,288	—	373,288	—
Derivative financial instruments(2)	11,682	11,682	—	11,682	—
Forward commitments	35	35	—	35	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$435,599	$435,599	$435,599	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,530,374	7,530,374	1,008	7,529,366	—
Held to maturity	84,709	94,139	—	94,139	—
Other investments	82,567	82,567	—	82,567	—
Loans held for sale	21,640	21,640	—	21,640	—
Loans, net:
Commercial and industrial	2,617,347	2,603,001	—	2,594,012	8,989
PPP	199,883	199,883	—	199,883	—
Owner occupied commercial real estate	2,221,120	2,222,030	—	2,213,583	8,447
Non-owner occupied commercial real estate	1,992,683	1,998,161	—	1,986,215	11,946
Real estate construction	833,581	844,578	—	844,578	—
Agricultural and agricultural real estate	748,540	749,238	—	737,834	11,404
Residential real estate	820,856	819,178	—	818,323	855
Consumer	410,474	415,487	—	415,487	—
Total Loans, net	9,844,484	9,851,556	—	9,809,915	41,641
Cash surrender value on life insurance	191,722	191,722	—	191,722	—
Derivative financial instruments(1)	23,891	23,891	—	23,891	—
Interest rate lock commitments	1,306	1,306	—	—	1,306
Forward commitments	32	32	—	32	—
Financial liabilities:
Deposits
Demand deposits	6,495,326	6,495,326	—	6,495,326	—
Savings deposits	8,897,909	8,897,909	—	8,897,909	—
Time deposits	1,024,020	1,024,020	—	1,024,020	—
Short term borrowings	131,597	131,597	—	131,597	—
Other borrowings	372,072	373,194	—	373,194	—
Derivative financial instruments(1)	25,099	25,099	—	25,099	—
Forward commitments	95	95	—	95	—

(1) Includes back-to-back loan swaps and free standing derivative instruments.
(2) Includes embedded derivatives, fair value hedges, and back-to-back loan swaps.

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

NOTE 8: STOCK COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan has 1,460,000 shares of common stock authorized for issuance. As of March 31, 2022, 1,014,149 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $172,000 of tax benefit during the three months ended March 31, 2022 and a tax benefit of $153,000 during the three months ended March 31, 2021, related to the exercise, vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). The time-based RSUs are generally granted in March of each year and represent the right, without payment, to receive shares of HTLF common stock on a specified date in the future. Generally, the time-based RSUs vest over three years in equal installments in March of each of the three years following the year of the grant.

The Compensation Committee has also granted three-year performance-based RSUs, generally in March of each year. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period as defined in the RSU agreement. These performance-based RSUs or a portion thereof may vest after measurement of performance in relation to the performance targets.

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

A summary of the RSUs outstanding as of March 31, 2022, and March 31, 2021, and changes during the three months ended March 31, 2022 and 2021, follows:

	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	389,885	$44.19	348,275	$38.22
Granted	178,611	50.20	170,317	52.08
Vested	(125,343)	43.85	(106,255)	44.14
Forfeited	(12,656)	45.70	(4,215)	50.59
Outstanding at March 31,	430,497	$46.74	408,122	$42.11

Total compensation costs recorded for RSUs were $2.7 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were $13.1 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2025.

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

Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements are generally identified by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "opportunity," "potential" or other similar or negative expressions of these words or phrases. Although HTLF has made these statements based on management's experience, beliefs, expectations, assumptions and best estimate of future events, the ability of the company to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which the company currently believes could have a material effect on its operations and future prospects include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2021:
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on HTLF's reported financial position and results of operations are described as critical accounting policies in the company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the critical accounting estimates or the assumptions and judgments utilized in applying these estimates since December 31, 2021.

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name HTLF. HTLF's independently branded and chartered banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services including residential mortgage, wealth management, investments and insurance. As of March 31, 2022, HTLF had eleven banking subsidiaries with 130 locations.

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

HTLF reported the following results for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021:
•net income available to common stockholders of $41.1 million compared to $50.8 million, a decrease of $9.7 million or 19%,
•earnings per diluted common share of $0.97 compared to $1.20, a decrease of $0.23 or 19%,
•net interest income of $134.7 million compared to $139.6 million, a decrease of $4.9 million or 4%, which was primarily attributable to lower yields and a reduction of $5.8 million in total Paycheck Protection Program ("PPP") loan interest income,
•return on average common equity was 8.32% compared to 10.49%,
•return on average assets was 0.91% compared to 1.19%, and
•return on average tangible common equity (non-GAAP) was 12.41% compared to 15.90%.

For the first quarter of 2022, net interest margin was 3.08% (3.12% on a fully tax-equivalent basis, non-GAAP), which compares to 3.44% (3.48% on a fully tax-equivalent basis, non-GAAP) for the first quarter of 2021.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 64.65% for the first quarter of 2022 compared to 56.61% for the same quarter of 2021.

Total assets were $19.23 billion at March 31, 2022, a decrease of $43.7 million or less than 1% since December 31, 2021. Securities represented 37% of total assets at March 31, 2022, and 40% of total assets at December 31, 2021. Total loans held to maturity were $10.18 billion at March 31, 2022 compared to $9.95 billion at December 31, 2021, which was an increase of $222.8 million or 2%. Excluding total Paycheck Protection Program ("PPP") loans, total loans held to maturity increased $348.6 million or 4% since year-end 2021.

The total allowance for lending related credit losses was $116.6 million or 1.15% of total loans at March 31, 2022, compared to $125.6 million or 1.26% of total loans at December 31, 2021.

Total deposits were $16.67 billion as of March 31, 2022, compared to $16.42 billion at December 31, 2021, an increase of $249.4 million or 2%.

Total equity was $1.93 billion at March 31, 2022, compared to $2.18 billion at December 31, 2021. Book value per common share was $42.98 at March 31, 2022, compared to $49.00 at year-end 2021. The unrealized loss on securities available for sale, net of applicable taxes, was $285.7 million at March 31, 2022, compared to an unrealized loss of $4.4 million, net of applicable taxes, at December 31, 2021.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2022 Developments

Charter Consolidation Update
The HTLF Board of Directors unanimously approved a plan to consolidate its eleven bank charters. The consolidation project is underway, and the project is expected to be completed by the end of 2023. The remaining estimated restructuring costs of the project are approximately $17.0 million. The ongoing financial benefits from consolidation are expected to be approximately $20.0 million annually when the project is completed and are expected to arise from the elimination of redundancies and improved operating processes. The consolidation will also increase operating capacity to be leveraged with future growth and provide better alignment of products and services.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
STATEMENT OF INCOME DATA
Interest income	$141,262	$147,452
Interest expense	6,583	7,847
Net interest income	134,679	139,605
Provision (benefit) for credit losses	3,245	(648)
Net interest income after provision (benefit) for credit losses	131,434	140,253
Noninterest income	34,569	30,317
Noninterest expenses	110,797	102,423
Income taxes	12,117	15,333
Net income	43,089	52,814
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$41,076	$50,801

KEY PERFORMANCE RATIOS
Annualized return on average assets	0.91%	1.19%
Annualized return on average common equity (GAAP)	8.32	10.49
Annualized return on average tangible common equity (non-GAAP)(1)	12.41	15.90
Annualized ratio of net charge-offs to average loans	0.49	0.06
Annualized net interest margin (GAAP)	3.08	3.44
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.12	3.48
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	64.65	56.61

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
BALANCE SHEET DATA
Investments	$7,189,779	$7,697,650	$7,618,622	$6,706,226	$6,530,723
Loans held for sale	22,685	21,640	37,078	33,248	43,037
Loans receivable held to maturity	10,177,385	9,954,572	9,854,907	10,012,014	10,050,456
Allowance for credit losses	100,522	110,088	117,533	120,726	130,172
Total assets	19,230,879	19,274,549	18,996,225	18,371,006	18,244,427
Total deposits	16,666,684	16,417,255	16,022,243	15,615,118	15,559,051
Long-term obligations	372,290	372,072	371,765	271,244	349,514
Common equity	1,821,152	2,071,473	2,061,547	2,049,081	1,945,502

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
COMMON SHARE DATA
Book value per common share (GAAP)	$42.98	$49.00	$48.79	$48.50	$46.13
Tangible book value per common share (non-GAAP)(1)	$28.66	$34.59	$34.33	$33.98	$31.53
Common shares outstanding, net of treasury stock	42,369,908	42,275,264	42,250,092	42,245,452	42,173,675
Tangible common equity ratio (non-GAAP)(1)	6.52%	7.84%	7.89%	8.08%	7.54%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$41,076	$47,568	$53,911	$59,593	$50,801
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,623	1,713	1,814	1,907	1,988
Net income excluding intangible amortization (non-GAAP)	$42,699	$49,281	$55,725	$61,500	$52,789

Average common equity (GAAP)	$2,003,424	$2,061,973	$2,072,593	$1,980,904	$1,963,674
Less average goodwill	576,005	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	31,931	34,018	36,279	38,614	41,399
Average tangible common equity (non-GAAP)	$1,395,488	$1,451,950	$1,460,309	$1,366,285	$1,346,270
Annualized return on average common equity (GAAP)	8.32%	9.15%	10.32%	12.07%	10.49%
Annualized return on average tangible common equity (non-GAAP)	12.41%	13.47%	15.14%	18.05%	15.90%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$134,679	$137,194	$142,543	$141,218	$139,605
Plus tax-equivalent adjustment(1)	2,119	1,975	1,714	1,762	1,761
Net interest income, fully tax-equivalent (non-GAAP)	$136,798	$139,169	$144,257	$142,980	$141,366

Average earning assets	$17,757,067	$17,681,917	$17,123,824	$16,819,978	$16,460,124

Annualized net interest margin (GAAP)	3.08%	3.08%	3.30%	3.37%	3.44%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.12	3.12	3.34	3.41	3.48
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.05	0.05	0.08	0.09	0.12

	As Of and For the Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,821,152	$2,071,473	$2,061,547	$2,049,081	$1,945,502
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	30,934	32,988	35,157	37,452	39,867
Tangible common equity (non-GAAP)	$1,214,213	$1,462,480	$1,450,385	$1,435,624	$1,329,630

Common shares outstanding, net of treasury stock	42,369,908	42,275,264	42,250,092	42,245,452	42,173,675
Common equity (book value) per share (GAAP)	$42.98	$49.00	$48.79	$48.50	$46.13
Tangible book value per common share (non-GAAP)	$28.66	$34.59	$34.33	$33.98	$31.53

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,214,213	$1,462,480	$1,450,385	$1,435,624	$1,329,630

Total assets (GAAP)	$19,230,879	$19,274,549	$18,996,225	$18,371,006	$18,244,427
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	30,934	32,988	35,157	37,452	39,867
Total tangible assets (non-GAAP)	$18,623,940	$18,665,556	$18,385,063	$17,757,549	$17,628,555
Tangible common equity ratio (non-GAAP)	6.52%	7.84%	7.89%	8.08%	7.54%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Net interest income (GAAP)	$134,679	$137,194	$142,543	$141,218	$139,605
Tax-equivalent adjustment(1)	2,119	1,975	1,714	1,762	1,761
Fully tax-equivalent net interest income	136,798	139,169	144,257	142,980	141,366
Noninterest income	34,569	32,730	32,724	33,164	30,317
Securities (gains)/losses, net	(2,872)	(1,563)	(1,535)	(2,842)	30
Unrealized (gain)/loss on equity securities, net	283	27	(112)	(83)	110
Valuation adjustment on servicing rights	(1,658)	(502)	(195)	526	(917)
Adjusted revenue (non-GAAP)	$167,120	$169,861	$175,139	$173,745	$170,906

Total noninterest expenses (GAAP)	$110,797	$115,386	$110,627	$103,376	$102,423
Less:
Core deposit and customer relationship intangibles amortization	2,054	2,169	2,295	2,415	2,516
Partnership investment in tax credit projects	77	2,549	2,374	1,345	35
(Gain)/loss on sales/valuation of assets, net	46	214	(3)	183	194
Acquisition, integration and restructuring costs	576	1,989	204	210	2,928
Adjusted noninterest expenses (non-GAAP)	$108,044	$108,465	$105,757	$99,223	$96,750
Efficiency ratio, fully tax-equivalent (non-GAAP)	64.65%	63.86%	60.38%	57.11%	56.61%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$340	$—	$—	$44	$534
Occupancy	—	—	—	1	9
Furniture and equipment	—	—	7	41	607
Professional fees	236	1,989	145	63	670
Advertising	—	—	11	6	156
Loss on sales/valuations of assets, net	—	—	39	—	—
Other noninterest expenses	—	—	2	55	952
Total acquisition, integration and restructuring costs	$576	$1,989	$204	$210	$2,928
After tax impact on diluted earnings per common share(1)	$0.01	$0.05	$—	$—	$0.05

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

HTLF's ability to maintain a favorable net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to HTLF's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015.

For the Quarters ended March 31, 2022 and 2021
Net interest margin, expressed as a percentage of average earning assets, was 3.08% (3.12% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2022, compared to 3.44% (3.48% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2021. For the quarters ended March 31, 2022 and 2021, net interest margin included 5 basis points and 12 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first quarter of 2022 compared to the first quarter of 2021 were:
•Total interest income was $141.3 million, which was a decrease of $6.2 million or 4% from $147.5 million and was primarily attributable to lower yields and a reduction of total Paycheck Protection Program ("PPP") loan interest income. PPP loan interest income totaled $4.3 million compared to $10.1 million, which was a decrease of $5.8 million or 57%.
•Total interest income on a tax-equivalent basis (non-GAAP) was $143.4 million, which was a decrease of $5.8 million or 4% from $149.2 million.
•Average earning assets increased $1.30 billion or 8% to $17.76 billion compared to $16.46 billion, which was primarily attributable to increases in the securities portfolio.
•The average rate on earning assets decreased 41 basis points to 3.27% compared to 3.68%, which was primarily due to a shift in the mix of earning assets. Total average securities were 43% of total average earning assets compared to 39%.

Total interest expense and average interest bearing liability changes for the first quarter of 2022 compared to the first quarter of 2021 were:
•Total interest expense was $6.6 million, a decrease of $1.3 million or 16% from $7.8 million, based on a decrease in the average interest rate paid, which was partially offset by an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities decreased to 0.26% compared to 0.32%.
•Average interest bearing deposits increased $695.6 million or 8% to $9.96 billion from $9.27 billion which was primarily attributable to deposit growth.
•The average interest rate paid on interest bearing deposits decreased 7 basis points to 0.12% compared to 0.19%.
•Average borrowings decreased $159.4 million or 24% to $491.8 million from $651.2 million, which was primarily attributable to reduced advances from the PPP lending fund used to fund PPP loans to borrowers. Average advances from the PPP lending fund were $0 compared to $143.7 million. The average interest rate paid on borrowings was 2.97% compared to 2.15%.

Net interest income decreased for the first quarter of 2022 compared to the first quarter of 2021:
•Net interest income totaled $134.7 million compared to $139.6 million, which was a decrease of $4.9 million or 4%. Total PPP loan interest income was $4.3 million compared to $10.1 million, which was a decrease of $5.8 million or 57%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $136.8 million compared to $141.4 million, which was a decrease of $4.6 million or 3%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

Management believes net interest margin expressed in dollars will continue to increase as the amount of earning assets grows. The Federal Reserve has indicated it will closely assess economic data but has signaled it may make as many as five additional increases to the federal funds interest rates in 2022. Ultimately, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions. Any increases to the federal funds rate in 2022 would positively impact HTLF's net interest income due to its asset sensitive balance sheet.

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest income. Management continues to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. HTLF produces and reviews simulations of various interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that HTLF maintains a well-balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

The following table sets forth certain information relating to average consolidated balance sheets and reflect the yield on average earning assets and the cost of average interest bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Quarter Ended
	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,501,664	$32,620	2.03%	$6,730,511	$30,637	1.81%	$5,693,097	$30,443	2.17%
Nontaxable(1)	1,106,951	7,851	2.88	964,712	7,082	2.91	730,565	5,700	3.16
Total securities	7,608,615	40,471	2.16	7,695,223	37,719	1.94	6,423,662	36,143	2.28
Interest on deposits with other banks and short-term investments	216,451	71	0.13	218,809	86	0.16	204,488	66	0.13
Federal funds sold	11	—	—	—	—	—	14,020	1	0.03
Loans:(2)
Commercial and industrial(1)	2,744,336	27,053	4.00	2,614,685	26,465	4.02	2,500,250	28,222	4.58
PPP loans	132,050	4,323	13.28	302,829	8,106	10.62	992,517	10,149	4.15
Owner occupied commercial real estate	2,243,522	21,278	3.85	2,166,768	22,007	4.03	1,778,829	19,565	4.46
Non-owner occupied commercial real estate	2,060,548	21,163	4.17	1,996,186	21,744	4.32	1,937,564	22,121	4.63
Real estate construction	847,250	9,276	4.44	837,716	9,390	4.45	806,315	9,698	4.88
Agricultural and agricultural real estate	745,348	7,006	3.81	697,521	7,089	4.03	681,279	8,051	4.79
Residential mortgage	843,881	8,085	3.89	853,208	8,615	4.01	849,923	9,830	4.69
Consumer	426,659	4,655	4.42	417,114	4,793	4.56	405,475	5,367	5.37
Less: allowance for credit losses-loans	(111,604)	—	—	(118,142)	—	—	(134,198)	—	—
Net loans	9,931,990	102,839	4.20	9,767,885	108,209	4.40	9,817,954	113,003	4.67
Total earning assets	17,757,067	143,381	3.27%	17,681,917	146,014	3.28%	16,460,124	149,213	3.68%
Nonearning Assets	1,472,805			1,469,774			1,504,599
Total Assets	$19,229,872			$19,151,691			$17,964,723
Interest Bearing Liabilities
Savings	$8,889,950	$2,394	0.11%	$8,609,596	$2,160	0.10%	$8,032,308	$2,430	0.12%
Time deposits	1,071,675	583	0.22	1,048,785	1,008	0.38	1,233,682	1,965	0.65
Short-term borrowings	119,588	46	0.16	176,956	123	0.28	240,037	152	0.26
Other borrowings	372,187	3,560	3.88	371,918	3,554	3.79	411,132	3,300	3.26
Total interest bearing liabilities	10,453,400	6,583	0.26%	10,207,255	6,845	0.27%	9,917,159	7,847	0.32
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,497,753			6,607,095			5,778,571
Accrued interest and other liabilities	164,590			164,663			194,614
Total noninterest bearing liabilities	6,662,343			6,771,758			5,973,185
Equity	2,114,129			2,172,678			2,074,379
Total Liabilities and Equity	$19,229,872			$19,151,691			$17,964,723
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$136,798			$139,169			$141,366
Net interest spread(1)			3.01%			3.01%			3.36%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.12%			3.12%			3.48%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three months ended March 31, 2022 and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021
Provision expense for credit losses-loans	$2,628	$16
Provision expense (benefit) for credit losses-unfunded commitments	617	(661)
Provision expense (benefit) for credit losses-held to maturity securities	—	(3)
Total provision expense (benefit)	$3,245	$(648)

The provision expense for credit losses for loans was $3.2 million for the first quarter of 2022, which was a change of $3.9 million from provision benefit of $648,000 recorded in the first quarter of 2021. The provision expense for the first quarter of 2022 was negatively impacted by two charge-offs totaling $9.2 million related to two lending relationships for which information received subsequent to March 31, 2022, indicated collateral deficiencies due to customer fraud. Provision expense was positively impacted in the first quarter by the following items:
•decrease in nonperforming loans of $27.5 million to $64.4 million or 0.63% of total loans compared to $91.9 million or 0.91% of total loans at March 31, 2021,
•nonpass loans declined to 6.3% of total loans as of March 31, 2022 compared to 11.5% of total loans at March 31, 2021,
•loans delinquent 30-89 days as a percent of total loans fell to 0.10% compared to 0.16% at March 31, 2021, and
•improved macroeconomic factors compared to the first quarter of 2021.

Given the size of the loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, such as economic conditions, considered when determining the appropriateness of the allowance for credit losses, the provision for credit losses will vary from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting estimates set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2021, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 4, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes the allowance for credit losses as of March 31, 2022, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in current economic conditions could cause certain borrowers to experience difficulty. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic and other economic headwinds, including recent concerns over COVID-19 variants, inflation, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The table below shows noninterest income for the three months ended March 31, 2022 and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Service charges and fees	$15,251	$13,671	$1,580	12%
Loan servicing income	286	838	(552)	(66)
Trust fees	6,079	5,777	302	5
Brokerage and insurance commissions	869	853	16	2
Securities gains/(losses), net	2,872	(30)	2,902	9,673
Unrealized loss on equity securities, net	(283)	(110)	(173)	(157)
Net gains on sale of loans held for sale	3,411	6,420	(3,009)	(47)
Valuation adjustment on servicing rights	1,658	917	741	81
Income on bank owned life insurance	524	829	(305)	(37)
Other noninterest income	3,902	1,152	2,750	239
Total noninterest income	$34,569	$30,317	$4,252	14%

Total noninterest income was $34.6 million during the first quarter of 2022 compared to $30.3 million during the first quarter of 2021, an increase of $4.3 million or 14%.

Notable changes in noninterest income categories for the three months ended March 31, 2022 and 2021 are as follows:

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the three months ended March 31, 2022 and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Service charges and fees on deposit accounts	$4,395	$3,936	$459	12%
Overdraft fees	2,825	2,592	233	9
Customer service and other service fees	81	46	35	76
Credit card fee income	5,649	4,308	1,341	31
Debit card income	2,301	2,789	(488)	(17)
Total service charges and fees	$15,251	$13,671	$1,580	12%

The increase in credit card fee income and the decrease in debit card income is primarily the result of an overall shift in the industry from debit card use to credit card use.

Management is monitoring and assessing the industry changes related to the consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following table shows the changes in loan servicing income for the three months ended March 31, 2022, and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Commercial and agricultural loan servicing fees(1)	$237	$774	$(537)	(69)%
Residential mortgage servicing fees	454	464	(10)	(2)
Mortgage servicing rights amortization	(405)	(400)	(5)	(1)
Total loan servicing income	$286	$838	$(552)	(66)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Securities Gains, Net
For the first quarter of 2022, net securities gains totaled $2.9 million compared to net securities losses of $30,000 for the first quarter of 2021, which was an increase of $2.9 million. During the first quarter of 2022, the portfolio was repositioned to lessen the sensitivity to rising interest rates.

Net Gains on Sale of Loans Held for Sale
During the first quarter of 2022, net gains on sale of loans held for sale totaled $3.4 million compared to $6.4 million during the same period in 2021, a decrease of $3.0 million or 47%. Loans sold to investors in the first quarter of 2022 totaled $98.3 million compared to $139.3 million during the first quarter of 2021, which was a decrease of $41.0 million or 29% and primarily attributable to a reduction in residential mortgage loan refinancing activity due to recent increases in residential mortgage loan interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights totaled $1.7 million for the first quarter of 2022 compared to $917,000 for the first quarter of 2021, which was an increase of $741,000 or 81%. The increase was primarily due to recent increases in residential mortgage loan interest rates.

Other Noninterest Income
Other noninterest income totaled $3.9 million for the first quarter of 2022, which was an increase of $2.8 million from $1.2 million for the first quarter of 2021. Commercial swap fee income and syndication income totaled $3.0 million in the first quarter of 2022 compared to $77,000 for the first quarter of 2021.

Noninterest Expenses

The table below shows noninterest expenses for the three months ended March 31, 2022, and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Salaries and employee benefits	$66,174	$59,062	$7,112	12%
Occupancy	7,362	7,918	(556)	(7)
Furniture and equipment	3,519	3,093	426	14
Professional fees	15,156	13,490	1,666	12
Advertising	1,555	1,469	86	6
Core deposit and customer relationship intangibles amortization	2,054	2,516	(462)	(18)
Other real estate and loan collection expenses	195	135	60	44
(Gain)/loss on sales/valuations of assets, net	46	194	(148)	(76)
Acquisition, integration and restructuring costs	576	2,928	(2,352)	(80)
Partnership investment in tax credit projects	77	35	42	120
Other noninterest expenses	14,083	11,583	2,500	22
Total noninterest expenses	$110,797	$102,423	$8,374	8%

For the first quarter of 2022, noninterest expenses totaled $110.8 million compared to $102.4 million during the first quarter of 2021, an increase of $8.4 million or 8%.

Notable changes in noninterest expense categories for the three months ended March 31, 2022 and 2021 are as follows:

Salaries and employee benefits
Salaries and employee benefits increased $7.1 million or 12% to $66.2 million for the first quarter of 2022 compared to $59.1 million for the first quarter of 2021. The increase for the quarterly comparison was primarily attributable to higher salary expenses as a result of more full-time equivalent employees, inflationary wage pressures and normalized health care usage. Full-time equivalent employees totaled 2,208 at March 31, 2022 compared to 2,131 at March 31, 2021, which was primarily attributable to the addition of specialized commercial and agribusiness lending teams.

Professional Fees
Professional fees increased $1.7 million or 12% to $15.2 million for the first quarter of 2022 compared to $13.5 million for the same period of 2021. The increase for the three month period was primarily attributable to higher cloud based computing expenses.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs decreased $2.4 million or 80% to $576,000 for the first quarter of 2022 compared to $2.9 million for the first quarter of 2021. The expenses incurred in the first quarter of 2022 were primarily related to the charter consolidation project and will continue through the end of 2023. The expenses incurred in the first quarter of 2021 were primarily attributable to the AimBank conversion in February 2021.

Other noninterest expenses
Other noninterest expenses totaled $14.1 million for the first quarter of 2022 compared to $11.6 million for the first quarter of 2021, which was an increase of $2.5 million or 22%. The following items impacted the first quarter of 2022 compared to the first quarter of 2021:
•Travel and staff and customer entertainment expenses increased $651,000 to $1.1 million from $482,000. In-person meetings and events were limited in the first quarter of 2021 due to the pandemic.
•Credit card processing and rebate expenses increased $1.2 million or 53% to $3.5 million from $2.3 million, which was primarily attributable to increased volume.
•Fraud losses increased $581,000 or 160% to $945,000 from $364,000. The increase was primarily attributable to check fraud and wire fraud transactions given the heightened fraud environment.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing to below 57%. During the first quarter of 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased by 804 basis points to 64.65% in comparison with 56.61% for the quarter ended March 31, 2021, which was primarily attributable to the decrease in net interest income and the increase in noninterest expenses as noted above.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:
•The consolidation of its eleven bank charters. Two key tenets of the charter consolidation project are the retention of brand identities and local market decision-making, as well as the management and maintenance of operational and administrative functions in Dubuque, Iowa. The ongoing financial benefits from consolidation are expected to be approximately $20 million annually when the project is completed and are expected to arise from the elimination of redundancies and improved operating processes. The consolidation will also increase operating capacity to be leveraged with future growth and provide better alignment of products and services. The charter consolidation is expected to be completed by the end of 2023.
•A reduction in HTLF's branch network by approximately 8% is expected through its branch optimization strategy.

In spite of cost savings initiatives, management believes the efficiency ratio could remain elevated in the next several quarters due to wage pressures, workforce shortages, supply chain disruptions and inflation.

Income Taxes

The effective tax rate was 21.95% for the first quarter of 2022 compared to 22.50% for the first quarter of 2021. The following items impacted the first quarter 2022 and 2021 tax calculations:
•Solar energy tax credits of $0 compared to $97,000.

•Federal low-income housing tax credits of $135,000 in each quarterly calculation.
•New markets tax credits of $75,000 in each quarterly calculation.
•Historic rehabilitation tax credits of $63,000 compared to $0.
•Tax-exempt interest income as a percentage of pre-tax income of 12.42% compared to 9.72%.
•Tax benefit of $172,000 compared to $153,000 resulting from the vesting of restricted stock units.

FINANCIAL CONDITION

Total assets were $19.23 billion at March 31, 2022, a decrease of $43.7 million or less than 1% from $19.27 billion at December 31, 2021. Securities represented 37% and 40% of total assets at March 31, 2022, and December 31, 2021, respectively.

LENDING ACTIVITIES

HTLF's board of directors establishes an acceptable level of credit risk appetite, and the subsidiary banks follow certain centralized lending policies and procedures that are designed to provide for a level of credit risk commensurate within the defined risk parameters. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans.

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

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $473.9 million of PPP II loans. At March 31, 2022, HTLF had $5.7 million of PPP I loans outstanding. PPP II loans outstanding at March 31, 2022 totaled $68.4 million, which was net of $2.4 million of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Agricultural and agricultural real estate loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural and agricultural real estate loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other reasons, changes in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural and agricultural real estate loans is dependent upon the profitable operation or management of the agricultural entity. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. In underwriting agricultural and agricultural real estate loans, lending personnel work closely with their customers to review budgets and cash flow projections for crop production for the ensuing year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually.

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

Total loans held to maturity were $10.18 billion at March 31, 2022, and $9.95 billion at December 31, 2021, an increase of $222.8 million or 2%. Excluding PPP loans, total loans held to maturity increased $348.6 million or 4% since year-end 2021.

The following table shows the changes in loan balances by loan category since December 31, 2021, in thousands:

	March 31, 2022	December 31, 2021	Change	% Change
Commercial and industrial	$2,814,513	$2,645,085	$169,428	6%
PPP	74,065	199,883	(125,818)	(63)%
Owner occupied commercial real estate	2,266,076	2,240,334	25,742	1
Non-owner occupied commercial real estate	2,161,761	2,010,591	151,170	8
Real estate construction	842,483	856,119	(13,636)	(2)
Agricultural and agricultural real estate	766,443	753,753	12,690	2
Residential mortgage	825,242	829,283	(4,041)	—
Consumer	426,802	419,524	7,278	2
Total loans held to maturity	$10,177,385	$9,954,572	$222,813	2%

Notable changes in the loan portfolio include:
•Commercial and industrial loans increased $169.4 million or 6% to $2.81 billion at March 31, 2022 compared to $2.65 billion at December 31, 2021.
•PPP loans decreased $125.8 million or 63% to $74.1 million at March 31, 2022 compared to $199.9 million at year-end 2021. PPP I loans decreased $21.4 million or 79%, and PPP II loans decreased $104.4 million or 60% during the first three months of 2022 due to forgiveness payments from the SBA. Approximately 96% of total PPP loans have been forgiven.
•Non-owner occupied commercial real estate loans increased $151.2 million or 8% to $2.16 billion at March 31, 2022 compared to $2.01 billion at year-end 2021.

The table below presents the composition of the loan portfolio as of March 31, 2022, and December 31, 2021, in thousands:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$2,814,513	27.65%	$2,645,085	26.57%
PPP	74,065	0.73	199,883	2.01
Owner occupied commercial real estate	2,266,076	22.27	2,240,334	22.51
Non-owner occupied commercial real estate	2,161,761	21.24	2,010,591	20.20
Real estate construction	842,483	8.28	856,119	8.60
Agricultural and agricultural real estate	766,443	7.53	753,753	7.57
Residential mortgage	825,242	8.11	829,283	8.33
Consumer	426,802	4.19	419,524	4.21
Gross loans receivable held to maturity	10,177,385	100.00%	9,954,572	100.00%
Allowance for credit losses-loans	(100,522)		(110,088)
Loans receivable, net	$10,076,863		$9,844,484

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of HTLF's Annual Report on Form 10-K for the year ended December 31, 2021.

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $116.6 million at March 31, 2022, which was 1.15% of loans, compared to $125.6 million or 1.26% of loans at December 31, 2021. The following table shows, in thousands, the components of the allowance for lending related credit losses as of March 31, 2022, and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$81,547	69.94%	$88,635	70.59%
Qualitative	25,279	21.68	25,445	20.27
Economic Forecast	9,775	8.38	11,470	9.14
Total	$116,601	100.00%	$125,550	100.00%

Quantitative Allowance
The quantitative allowance decreased $7.1 million to $81.5 million or 70% of the total allowance for lending related credit losses at March 31, 2022, compared to $88.6 million or 71% of the total allowance at December 31, 2021. Positively impacting the quantitative allowance was a reduction of $95.7 million in nonpass loans since year-end 2021. Included in the quantitative allowance for March 31, 2022, and December 31, 2021, were specific reserves of $3.6 million and $7.6 million, respectively.

Qualitative Allowance
The qualitative allowance totaled $25.3 million or 22% of the total allowance for lending related credit losses at March 31, 2022, compared to $25.4 million or 20% at December 31, 2021. Management assesses several risk factors in the qualitative calculation, and in making its assessment at March 31, 2022, adjusted the level of several factors based on current market conditions and credit quality trends.

Economic Forecasting
The economic forecast allowance was $9.8 million or 8% of the total allowance for lending related credit losses at March 31, 2022, compared to $11.5 million or 9% of the total allowance for lending related credit losses at December 31, 2021. HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in the methodology. At March 31, 2022, Moody's March 8, 2022, baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period.

For the March 31, 2022 calculation, the economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for lingering economic headwinds, such as COVID-19 variants, inflation, supply chain challenges, workforce shortages and wage pressures, that are yet to be resolved.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three months ended March 31, 2022 and 2021, in thousands:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$110,088	$131,606
Provision (benefit) for credit losses	2,628	16
Recoveries on loans previously charged off	1,023	676
Charge-offs on loans	(13,217)	(2,126)
Balance at end of period	$100,522	$130,172

Allowance for credit losses for loans as a percent of loans	0.99%	1.30%
Annualized ratio of net charge offs to average loans	0.49%	0.06%

The allowance for credit losses for loans totaled $100.5 million at March 31, 2022, compared to $110.1 million at December 31, 2021, and $130.2 million at March 31, 2021. The allowance for credit losses for loans at March 31, 2022, was 0.99% of loans compared to 1.11% of loans at December 31, 2021. The following items have impacted the allowance for credit losses for loans for the three months ended March 31, 2022:
•Net charge offs for the first three months of 2022 totaled $12.2 million compared to $1.5 million for the first three months of 2021, which was an increase of $10.7 million. Included in net charge-offs for the first quarter of 2022 were two charge-offs totaling $9.2 million related to two lending relationships for which information received subsequent to March 31, 2022, indicated collateral deficiencies due to customer fraud as well as a charge-off totaling $2.6 million related to one agricultural-related credit that had been substantially reserved for in a prior period.
•Nonpass loans decreased $95.7 million or 13% to $645.5 million at March 31, 2022 from $741.3 million at December 31, 2021.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$15,462	$15,280
Provision (benefit) for credit losses	617	(661)
Balance at end of period	$16,079	$14,619

The allowance for unfunded commitments totaled $16.1 million as of March 31, 2022, compared to $15.5 million as of December 31, 2021, and $14.6 million as of March 31, 2021. Unfunded commitments increased $300.1 million to $4.13 billion at March 31, 2022 compared to $3.83 billion at December 31, 2021.

CREDIT QUALITY AND NONPERFORMING ASSETS

The internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 3 of the consolidated financial statements in this Quarterly Report on Form 10-Q.

The nonpass loans totaled $645.5 million or 6.3% of total loans as of March 31, 2022 compared to $741.3 million or 7.4% of total loans as of December 31, 2021. As of March 31, 2022, the nonpass loans consisted of approximately 48% watch loans and 52% substandard loans. The percent of nonpass loans on nonaccrual status as of March 31, 2022, was 10%.

Included in the nonpass loans at March 31, 2022 were $9.2 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	March 31,		December 31,
	2022	2021	2021	2020
Nonaccrual loans	$64,174	$91,718	$69,369	$87,386
Loans contractually past due 90 days or more	246	171	550	720
Total nonperforming loans	64,420	91,889	69,919	88,106
Other real estate	1,422	6,236	1,927	6,624
Other repossessed assets	34	239	43	240
Total nonperforming assets	$65,876	$98,364	$71,889	$94,970
Performing troubled debt restructured loans(1)	$882	$2,394	$817	$2,370
Nonperforming loans to total loans	0.63%	0.91%	0.70%	0.88%
Nonperforming assets to total loans plus repossessed property	0.65	0.98	0.72	0.95
Nonperforming assets to total assets	0.34	0.54	0.37	0.53

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs. The COVID-19 modification programs expired on January 1, 2022.

The schedules below summarize the changes in nonperforming assets during the three months ended March 31, 2022, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2021	$69,919	$1,927	$43	$71,889
Loan foreclosures	(689)	653	36	—
Net loan charge-offs	(12,194)	—	—	(12,194)
New nonperforming loans	15,832	—	—	15,832
Reduction of nonperforming loans(1)	(8,448)	—	—	(8,448)
OREO/Repossessed assets sales proceeds	—	(1,116)	(41)	(1,157)
OREO/Repossessed assets writedowns, net	—	(42)	(4)	(46)
March 31, 2022	$64,420	$1,422	$34	$65,876

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $6.0 million or 8% to $65.9 million or 0.34% of total assets at March 31, 2022, compared to $71.9 million or 0.37% of total assets at December 31, 2021. Nonperforming loans were $64.4 million at March 31, 2022, compared to $69.9 million at December 31, 2021, which represented 0.63% and 0.70% of total loans at March 31, 2022, and December 31, 2021, respectively. At March 31, 2022, approximately $38.4 million or 60% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to thirteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $14.8 million at March 31, 2022, compared to $14.5 million at December 31, 2021.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 37% and 40% of total assets at March 31, 2022, and December 31, 2021, respectively. Total securities carried at fair value as of March 31, 2022, were $7.03 billion, a decrease of $505.1 million or 7% from $7.53 billion at December 31, 2021.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of March 31, 2022, and December 31, 2021, in thousands:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
U.S. treasuries	$1,001	0.01%	$1,008	0.01%
U.S. agencies	86,109	1.20	193,384	2.51
Obligations of states and political subdivisions	1,719,702	23.92	2,169,742	28.19
Mortgage-backed securities - agency	2,128,163	29.60	2,349,289	30.52
Mortgage-backed securities - non-agency	2,013,936	28.01	1,743,379	22.65
Commercial mortgage-backed securities - agency	118,555	1.65	123,912	1.61
Commercial mortgage-backed securities - non-agency	693,963	9.65	600,888	7.81
Asset-backed securities	317,420	4.41	409,653	5.32
Corporate bonds	7,648	0.11	3,040	0.04
Equity securities with a readily determinable fair value	20,531	0.29	20,788	0.27
Other securities	82,751	1.15	82,567	1.07
Total securities	$7,189,779	100.00%	$7,697,650	100.00%

HTLF's securities portfolio had an expected modified duration of 5.54 years as of March 31, 2022, compared to 5.26 years as of December 31, 2021.

At March 31, 2022, HTLF had $82.8 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $16.67 billion as of March 31, 2022, compared to $16.42 billion at December 31, 2021, an increase of $249.4 million or 2%.

The following table shows the changes in deposit balances by deposit type since year-end 2021, in thousands:

	March 31, 2022	December 31, 2021	Change	% Change
Demand deposits	$6,376,249	$6,495,326	$(119,077)	(2)%
Savings deposits	9,236,427	8,897,909	338,518	4
Time deposits	1,054,008	1,024,020	29,988	3
Total	$16,666,684	$16,417,255	$249,429	2%

The table below presents the composition of deposits by category as of March 31, 2022, and December 31, 2021, in thousands:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Demand	$6,376,249	38.26%	$6,495,326	39.57%
Savings	9,236,427	55.42	8,897,909	54.20
Time	1,054,008	6.32	1,024,020	6.23
Total	$16,666,684	100.00%	$16,417,255	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2022, and December 31, 2021, in thousands:

	March 31, 2022	December 31, 2021	Change	% Change
Securities sold under agreement to repurchase	$95,466	$122,996	$(27,530)	(22)%
Other short-term borrowings	11,906	8,601	3,305	38
Total	$107,372	$131,597	$(24,225)	(18)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings was $107.4 million at March 31, 2022, compared to $131.6 million at December 31, 2021, a decrease of $24.2 million or 18%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $95.5 million at March 31, 2022, compared to $123.0 million at December 31, 2021, a decrease of $27.5 million or 22%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2021. This revolving credit line agreement, which has $75.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first three months of 2022, and the outstanding balance was $0 at both March 31, 2022, and December 31, 2021.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2022, and December 31, 2021, in thousands:

	March 31, 2022	December 31, 2021	Change	% Change
Advances from the FHLB	$829	$898	$(69)	(8)%
Trust preferred securities	147,558	147,316	242	—
Contracts payable for purchase of real estate and other assets	1,543	1,593	(50)	(3)
Subordinated notes	222,360	222,265	95	—
Total	$372,290	$372,072	$218	—%

As of March 31, 2022, the amount of other borrowings was $372.3 million, an increase of $218,000 or less than 1% since year-end 2021.

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

HTLF has a non-revolving credit facility with an unaffiliated bank, and at both March 31, 2022 and December 31, 2021, no balance was outstanding on this non-revolving credit line. At March 31, 2022, $3.5 million of borrowing capacity was available on this non-revolving credit facility, of which no balance was drawn.

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of March 31, 2022, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/2022(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	3.67%	03/17/2034	06/17/2022
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	1.57	04/07/2036	07/07/2022
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	2.31	09/15/2037	06/15/2022
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	2.00	09/01/2037	06/01/2022
Morrill Statutory Trust I	9,299	12/19/2002	3.25% over LIBOR	4.22	12/26/2032	06/26/2022
Morrill Statutory Trust II	9,004	12/17/2003	2.85% over LIBOR	3.77	12/17/2033	06/17/2022
Sheboygan Statutory Trust I	6,725	09/17/2003	2.95% over LIBOR	3.87	09/17/2033	06/17/2022
CBNM Capital Trust I	4,520	09/10/2004	3.25% over LIBOR	4.08	12/15/2034	06/15/2022
Citywide Capital Trust III	6,563	12/19/2003	2.80% over LIBOR	3.10	12/19/2033	07/23/2022
Citywide Capital Trust IV	4,425	09/30/2004	2.20% over LIBOR	2.68	09/30/2034	05/23/2022
Citywide Capital Trust V	12,255	05/31/2006	1.54% over LIBOR	2.37	07/25/2036	06/15/2022
OCGI Statutory Trust III	3,014	06/27/2002	3.65% over LIBOR	3.89	09/30/2032	06/30/2022
OCGI Capital Trust IV	5,469	09/23/2004	2.50% over LIBOR	3.33	12/15/2034	06/15/2022
BVBC Capital Trust II	7,288	04/10/2003	3.25% over LIBOR	3.57	04/24/2033	07/24/2022
BVBC Capital Trust III	9,449	07/29/2005	1.60% over LIBOR	2.61	09/30/2035	06/30/2022
Total trust preferred costs	147,601
Less: deferred issuance costs	(43)
	$147,558

(1) Effective weighted average interest rate as of March 31, 2022, was 3.06%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2022	15.65%	12.30%	11.46%	8.71%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$13,189,572	$13,189,572	$13,189,572	N/A
Average assets	N/A	N/A	N/A	$18,633,619

December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872

At March 31, 2022, and December 31, 2021, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $771.1 million and $758.6 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $507.5 million and $502.1 million at March 31, 2022, and December 31, 2021, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2022, and December 31, 2021, commitments to extend credit aggregated $3.72 billion and $3.83 billion, respectively. Standby letters of credit aggregated $50.7 million at March 31, 2022, and $51.4 million at December 31, 2021.

At March 31, 2022, and December 31, 2021, HTLF's banks had $800.7 million and $735.3 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

HTLF continues to explore opportunities to expand the size of its banking footprint. In the current banking industry environment, HTLF seeks these opportunities for growth through acquisitions. HTLF is primarily focused on possible acquisitions in the markets it currently serves, in which there would be an opportunity to increase market share, achieve efficiencies and provide greater convenience for current customers. However, HTLF may also pursue acquisitions in areas outside of its current geographic footprint. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

Derivative Financial Instruments
HTLF enters into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of these loans. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund these loans and on the residential mortgage loans held as available for sale. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on derivative financial instruments.

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

At March 31, 2022, HTLF had $604.9 million of cash and cash equivalents, time deposits in other financial institutions of $2.9 million and securities carried at fair value of $7.03 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of March 31, 2022, short-term borrowings outstanding totaled $107.4 million.

As of March 31, 2022, HTLF had $372.3 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At March 31, 2022, HTLF had $790.0 million of borrowing capacity under these programs. Additionally, at March 31, 2022, HTLF had $554.0 million of borrowing capacity at the Federal Reserve Banks' discount window.

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

At March 31, 2022, the parent company had cash of $214.2 million. Additionally, HTLF has a revolving credit agreement and non-revolving credit line with an unaffiliated bank, which is renewed annually, most recently on June 14, 2021. The revolving credit agreement has $75.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2022. At March 31, 2022, $3.5 million was available on the non-revolving credit line. These credit agreements contain specific financial covenants, all of which HTLF complied with as of March 31, 2022.

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

Management believes that cash on hand, cash flows from operations and cash availability under existing borrower programs and facilities will be sufficient to meet any recurring and additional operating cash needs in 2022.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2022, and March 31, 2021, provided the following results, in thousands:

	2022		2021
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$528,585	(1.79)%	$492,640	(2.09)%
Base	538,243	—	503,131	—
Up 200 Basis Points	560,459	4.13	529,261	5.19
Year 2
Down 100 Basis Points	$517,169	(3.92)%	$454,170	(9.73)%
Base	557,176	3.52	489,874	(2.63)
Up 200 Basis Points	610,213	13.37	562,260	11.75

HTLF uses derivative financial instruments to manage the impact of changes in interest rates on its future interest income or interest expense. HTLF is exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believes it has minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

HTLF enters into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by HTLF to guarantee the performance of a customer to a third party up to a stated amount and subject to specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the consolidated balance sheets until the loan is made or the letter or credit is issued.

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
•During the three months ended March 31, 2022, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2022, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $91.1 million as of March 31, 2022, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award

10.2	(1)	Form of Performance -Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: May 9, 2022