Form 10-Q
period 2022-06-30
HEARTLAND FINANCIAL USA INC
filed 2022-08-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 4, 2022, the Registrant had outstanding 42,439,569 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$221,077	$163,895
Interest bearing deposits with other banks and other short-term investments	163,717	271,704
Cash and cash equivalents	384,794	435,599
Time deposits in other financial institutions	1,855	2,894
Securities:
Carried at fair value (cost of $7,753,433 at June 30, 2022, and $7,536,338 at December 31, 2021)	7,106,218	7,530,374
Held to maturity, net of allowance for credit losses of $0 at both June 30, 2022, and December 31, 2021 (fair value of $85,212 at June 30, 2022, and $94,139 at December 31, 2021)	81,939	84,709
Other investments, at cost	85,899	82,567
Loans held for sale	18,803	21,640
Loans receivable:
Held to maturity	10,678,218	9,954,572
Allowance for credit losses	(101,353)	(110,088)
Loans receivable, net	10,576,865	9,844,484
Premises, furniture and equipment, net	196,859	204,999
Premises, furniture and equipment held for sale	9,959	10,828
Other real estate, net	4,528	1,927
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	28,851	32,988
Servicing rights, net	8,288	6,890
Cash surrender value on life insurance	192,474	191,722
Other assets	385,062	246,923
TOTAL ASSETS	$19,658,399	$19,274,549
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,087,304	$6,495,326
Savings	10,059,678	8,897,909
Time	1,078,568	1,024,020
Total deposits	17,225,550	16,417,255
Short-term borrowings	97,749	131,597
Other borrowings	372,538	372,072
Accrued expenses and other liabilities	188,494	171,447
TOTAL LIABILITIES	17,884,331	17,092,371
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both June 30, 2022, and December 31, 2021; none issued or outstanding at both June 30, 2022, and December 31, 2021)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both June 30, 2022, and December 31, 2021)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2022 and December 31, 2021; none issued or outstanding at both June 30, 2022, and December 31, 2021)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both June 30, 2022, and December 31, 2021; none issued or outstanding at both June 30, 2022, and December 31, 2021)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both June 30, 2022, and December 31, 2021; none issued or outstanding at both June 30, 2022, and December 31, 2021)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both June 30, 2022, and December 31, 2021; 11,500 shares issued and outstanding at both June 30, 2022 and December 31, 2021)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both June 30, 2022, and December 31, 2021; issued 42,439,439 shares at June 30, 2022, and 42,275,264 shares at December 31, 2021)	42,439	42,275
Capital surplus	1,076,766	1,071,956
Retained earnings	1,031,076	962,994
Accumulated other comprehensive loss	(486,918)	(5,752)
TOTAL STOCKHOLDERS' EQUITY	1,774,068	2,182,178
TOTAL LIABILITIES AND EQUITY	$19,658,399	$19,274,549

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$108,718	$111,915	$211,087	$224,354
Interest on securities:
Taxable	38,098	31,546	70,718	61,989
Nontaxable	5,508	4,561	11,710	9,064
Interest on federal funds sold	—	—	—	1
Interest on interest bearing deposits in other financial institutions	563	60	634	126
TOTAL INTEREST INCOME	152,887	148,082	294,149	295,534
INTEREST EXPENSE:
Interest on deposits	6,530	3,790	9,507	8,185
Interest on short-term borrowings	88	98	134	250
Interest on other borrowings (includes $182 and $(461) of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2022 and 2021, respectively, and $363 and $(1,058) of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021, respectively)	3,808	2,976	7,368	6,276
TOTAL INTEREST EXPENSE	10,426	6,864	17,009	14,711
NET INTEREST INCOME	142,461	141,218	277,140	280,823
Provision (benefit) for credit losses	3,246	(7,080)	6,491	(7,728)
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR CREDIT LOSSES	139,215	148,298	270,649	288,551
NONINTEREST INCOME:
Service charges and fees	18,066	15,132	33,317	28,803
Loan servicing income	834	873	1,120	1,711
Trust fees	5,679	6,039	11,758	11,816
Brokerage and insurance commissions	839	865	1,708	1,718
Securities gains (losses), net (includes $(2,641) and $2,842 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2022 and 2021, respectively, and $(650) and $2,812 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021, respectively)	(2,089)	2,842	783	2,812
Unrealized gain/loss on equity securities, net	(121)	83	(404)	(27)
Net gains on sale of loans held for sale	2,901	4,753	6,312	11,173
Valuation adjustment on servicing rights	—	(526)	1,658	391
Income on bank owned life insurance	523	937	1,047	1,766
Other noninterest income	7,907	2,166	11,809	3,318
TOTAL NONINTEREST INCOME	34,539	33,164	69,108	63,481
NONINTEREST EXPENSES:
Salaries and employee benefits	64,032	57,332	130,206	116,394
Occupancy	7,094	7,399	14,456	15,317
Furniture and equipment	3,033	3,501	6,552	6,594
Professional fees	15,987	16,237	31,143	29,727
Advertising	1,283	1,649	2,838	3,118
Core deposit and customer relationship intangibles amortization	2,083	2,415	4,137	4,931
Other real estate and loan collection expenses	78	414	273	549
(Gain)/loss on sales/valuations of assets, net	(3,230)	183	(3,184)	377
Acquisition, integration and restructuring costs	2,412	210	2,988	3,138
Partnership investment in tax credit projects	737	1,345	814	1,380
Other noninterest expenses	12,970	12,691	27,053	24,274
TOTAL NONINTEREST EXPENSES	106,479	103,376	217,276	205,799
INCOME BEFORE INCOME TAXES	67,275	78,086	122,481	146,233
Income taxes (includes $(667) and $834 of income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2022 and 2021, respectively, and $(164) and $977 of income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021, respectively)	15,402	16,481	27,519	31,814
NET INCOME	51,873	61,605	94,962	114,419
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,861	$59,593	$90,937	$110,394
EARNINGS PER COMMON SHARE - BASIC	$1.17	$1.41	$2.14	$2.62
EARNINGS PER COMMON SHARE - DILUTED	$1.17	$1.41	$2.14	$2.61
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.22	$0.54	$0.44
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$51,873	$61,605	$94,962	$114,419
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(263,212)	70,224	(641,902)	(20,645)
Reclassification adjustment for net (gains) losses realized in net income	2,641	(2,842)	650	(2,812)
Income taxes	60,429	(17,678)	159,799	6,083
Other comprehensive income (loss) on securities	(200,142)	49,704	(481,453)	(17,374)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	—	745	—	2,633
Reclassification adjustment for net (gains) losses on derivatives realized in net income	182	(461)	363	(1,058)
Income taxes	(37)	(61)	(76)	(333)
Other comprehensive income on cash flow hedges	145	223	287	1,242
Other comprehensive income (loss)	(199,997)	49,927	(481,166)	(16,132)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(148,124)	$111,532	$(386,204)	$98,287

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,962	$114,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,964	13,671
Provision (benefit) for credit losses	6,491	(7,728)
Net amortization of premium on securities	38,332	18,439
Securities gains, net	(783)	(2,812)
Unrealized loss on equity securities, net	404	27
Stock based compensation	5,090	4,776
Loans originated for sale	(180,072)	(244,752)
Proceeds on sales of loans held for sale	188,317	279,923
Net gains on sale of loans held for sale	(5,408)	(10,470)
(Increase) decrease in accrued interest receivable	(280)	813
Decrease in prepaid expenses	(2,194)	(1,324)
Decrease in accrued interest payable	(91)	(1,342)
Capitalization of servicing rights	(904)	(703)
Valuation adjustment on servicing rights	(1,658)	(391)
(Gain) loss on sales/valuations of assets, net	(139)	377
Net excess tax benefit from stock based compensation	129	303
Other, net	33,327	(9,645)
NET CASH PROVIDED BY OPERATING ACTIVITIES	188,487	153,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(9)
Proceeds from the sale of securities available for sale	973,911	630,481
Proceeds from the sale of securities held to maturity	2,337	—
Proceeds from the maturity of and principal paydowns on securities available for sale	565,196	484,958
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,286	4,127
Proceeds from the maturity of time deposits in other financial institutions	1,039	—
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	6,715	2,498
Purchase of securities available for sale	(1,788,922)	(1,571,281)
Purchase of other investments	(8,714)	(4,054)
Net (increase) decrease in loans	(752,767)	5,203
Purchase of bank owned life insurance policies	(201)	(190)
Proceeds from bank owned life insurance policies	502	—
Capital expenditures	(8,181)	(11,539)
Proceeds from the sale of equipment	4,264	3,090
Net cash expended in divestitures	(50,616)	—
Proceeds on sale of OREO and other repossessed assets	1,927	1,858
NET CASH USED BY INVESTING ACTIVITIES	$(1,052,224)	$(454,858)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	$(392,811)	$610,479
Net increase in savings deposits	1,203,729	169,519
Net increase (decrease) in time deposit accounts	61,228	(144,785)
Net decrease in short-term borrowings	(33,848)	(15,309)
Proceeds from short term advances	141,000	1,700
Repayments of short term advances	(141,000)	(1,700)
Repayments of other borrowings	(168)	(186,356)
Proceeds from issuance of common stock	1,682	1,519
Dividends paid	(26,880)	(22,565)
NET CASH PROVIDED BY FINANCING ACTIVITIES	812,932	412,502
Net increase (decrease) in cash and cash equivalents	(50,805)	111,225
Cash and cash equivalents at beginning of year	435,599	337,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$384,794	$449,128
Supplemental disclosures:
Cash paid for income/franchise taxes	$17,457	$31,735
Cash paid for interest	17,100	16,053
Loans transferred to OREO	4,684	1,186
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	4,061	1,564
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	6
Dividends declared, not paid	2,013	2,013
Purchases of securities available for sale, accrued, not settled	7,420	—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2021	$110,705	$42,174	$1,063,497	$833,171	$6,660	$2,056,207
Comprehensive income				61,605	49,927	111,532
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.22 per share				(9,280)		(9,280)
Issuance of 71,777 shares of common stock		71	1,252			1,323
Stock based compensation			2,016			2,016
Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				114,419	(16,132)	98,287
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.44 per share				(18,540)		(18,540)
Issuance of 151,590 shares of common stock		151	(94)			57
Stock based compensation			4,776			4,776
Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786

Balance at March 31, 2022	$110,705	$42,370	$1,073,048	$992,655	$(286,921)	$1,931,857
Comprehensive income (loss)				51,873	(199,997)	(148,124)
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.27 per share				(11,440)		(11,440)
Issuance of 69,531 shares of common stock		69	1,332			1,401
Stock based compensation			2,386			2,386
Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				94,962	(481,166)	(386,204)
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.54 per share				(22,855)		(22,855)
Issuance of 164,175 shares of common stock		164	(280)			(116)
Stock based compensation			5,090			5,090
Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six- months ended June 30, 2022, and 2021, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended June 30,
	2022	2021
Net income	$51,873	$61,605
Preferred dividends	(2,012)	(2,012)
Net income available to common stockholders	$49,861	$59,593

Weighted average common shares outstanding for basic earnings per share	42,475	42,243
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	91	117
Weighted average common shares for diluted earnings per share	42,566	42,360
Earnings per common share — basic	$1.17	$1.41
Earnings per common share — diluted	$1.17	$1.41
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	172	1

	Six Months Ended June 30,
	2022	2021
Net income	$94,962	$114,419
Preferred dividends	(4,025)	(4,025)
Net income available to stockholders	$90,937	$110,394

Weighted average common shares outstanding for basic earnings per share	42,418	42,210
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	145	147
Weighted average common shares for diluted earnings per share	42,563	42,357
Earnings per common share — basic	$2.14	$2.62
Earnings per common share — diluted	$2.14	$2.61
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	76	60

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

On August 5, 2022, HTLF paid $4.5 million to settle a lawsuit related to pending litigation involving a former customer of AimBank. The aggregate amount of cash consideration paid in the AimBank transaction in December 2020 was reduced by $5.3 million as a holdback against any losses that might be incurred as a result of this pending litigation. The final amount payable to the AimBank shareholders under the holdback will be determined in accordance with the terms of the merger agreement. However, it is the opinion of management that the settlement of this legal action will not have a material effect on HTLF's consolidated position or results of operations.

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
NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
U.S. treasuries	$13,867	$24	$(1)	$13,890
U.S. agencies	49,837	—	(4,621)	45,216
Obligations of states and political subdivisions	1,993,108	49	(327,814)	1,665,343
Mortgage-backed securities - agency	2,152,926	217	(187,834)	1,965,309
Mortgage-backed securities - non-agency	2,285,862	5,290	(98,715)	2,192,437
Commercial mortgage-backed securities - agency	108,950	—	(11,099)	97,851
Commercial mortgage-backed securities - non-agency	728,743	—	(14,502)	714,241
Asset-backed securities	390,489	—	(7,667)	382,822
Corporate bonds	9,214	6	(548)	8,672
Total debt securities	7,732,996	5,586	(652,801)	7,085,781
Equity securities with a readily determinable fair value	20,437	—	—	20,437
Total	$7,753,433	$5,586	$(652,801)	$7,106,218
December 31, 2021
U.S. treasuries	$997	$11	$—	$1,008
U.S. agencies	193,932	264	(812)	193,384
Obligations of states and political subdivisions	2,045,386	56,263	(16,616)	2,085,033
Mortgage-backed securities - agency	2,388,601	11,870	(51,182)	2,349,289
Mortgage-backed securities - non-agency	1,749,838	4,570	(11,029)	1,743,379
Commercial mortgage-backed securities - agency	125,397	1,429	(2,914)	123,912
Commercial mortgage-backed securities - non-agency	600,253	998	(363)	600,888
Asset-backed securities	408,167	2,803	(1,317)	409,653
Corporate bonds	2,979	61	—	3,040
Total debt securities	7,515,550	78,269	(84,233)	7,509,586
Equity securities with a readily determinable fair value	20,788	—	—	20,788
Total	$7,536,338	$78,269	$(84,233)	$7,530,374

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2022
Obligations of states and political subdivisions	$81,939	$3,304	$(31)	$85,212	$—
Total	$81,939	$3,304	$(31)	$85,212	$—
December 31, 2021
Obligations of states and political subdivisions	$84,709	$9,430	$—	$94,139	$—
Total	$84,709	$9,430	$—	$94,139	$—

As of June 30, 2022, and December 31, 2021, HTLF had $30.4 million and $29.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,329	$1,328
Due in 1 to 5 years	19,633	19,421
Due in 5 to 10 years	157,155	139,459
Due after 10 years	1,887,909	1,572,913
Total debt securities	2,066,026	1,733,121
Mortgage and asset-backed securities	5,666,970	5,352,660
Equity securities with a readily determinable fair value	20,437	20,437
Total investment securities	$7,753,433	$7,106,218

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$3,901	$3,909
Due in 1 to 5 years	37,685	38,229
Due in 5 to 10 years	34,192	35,965
Due after 10 years	6,161	7,109
Total debt securities	81,939	85,212

As of June 30, 2022, and December 31, 2021, securities with a carrying value of $1.22 billion and $1.66 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and six months ended June 30, 2022 and 2021, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$149,840	$423,415	$973,911	$630,481
Gross security gains	357	3,844	7,298	4,289
Gross security losses	2,998	1,002	7,948	1,477

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of June 30, 2022, and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2021, and December 31, 2020, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2022
U.S. treasuries	$998	$(1)	1	$—	$—	—	$998	$(1)	1
U.S. agencies	$28,629	$(1,678)	6	$16,587	$(2,943)	1	$45,216	$(4,621)	7
Obligations of states and political subdivisions	1,381,161	(249,231)	255	270,570	(78,583)	73	1,651,731	(327,814)	328
Mortgage-backed securities - agency	1,205,936	(93,294)	153	749,833	(94,540)	52	1,955,769	(187,834)	205
Mortgage-backed securities - non-agency	1,623,955	(94,481)	43	87,366	(4,234)	7	1,711,321	(98,715)	50
Commercial mortgage-backed securities - agency	51,811	(3,699)	20	46,041	(7,400)	6	97,852	(11,099)	26
Commercial mortgage-backed securities - non-agency	607,320	(14,325)	19	12,015	(177)	2	619,335	(14,502)	21
Asset-backed securities	200,036	(6,560)	10	14,434	(1,107)	3	214,470	(7,667)	13
Corporate bonds	8,169	(548)	6	—	—	—	8,169	(548)	6
Total temporarily impaired securities	$5,108,015	$(463,817)	513	$1,196,846	$(188,984)	144	$6,304,861	$(652,801)	657
December 31, 2021
U.S. agencies	$100,839	$(812)	2	$—	$—	—	$100,839	$(812)	2
Obligations of states and political subdivisions	596,866	(10,115)	113	236,329	(6,501)	49	833,195	(16,616)	162
Mortgage-backed securities - agency	1,383,808	(33,291)	83	474,724	(17,891)	19	1,858,532	(51,182)	102
Mortgage-backed securities - non-agency	929,515	(10,870)	27	23,821	(159)	5	953,336	(11,029)	32
Commercial mortgage-backed securities - agency	26,999	(689)	8	53,025	(2,225)	5	80,024	(2,914)	13
Commercial mortgage-backed securities - non-agency	74,450	(145)	3	14,124	(218)	2	88,574	(363)	5
Asset-backed securities	113,945	(1,201)	6	13,799	(116)	6	127,744	(1,317)	12
Total temporarily impaired securities	$3,226,422	$(57,123)	242	$815,822	$(27,110)	86	$4,042,244	$(84,233)	328

Securities held to maturity	Less than 12 months				12 months or longer			Total
	Fair Value	Unrealized Losses	Count		Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2022
Obligations of states and political subdivisions	$2,852	$(31)	2		$—	$—	—	$2,852	$(31)	2
Total temporarily impaired securities	$2,852	(31)	2	2	$—	$—	—	$2,852	(31)	2

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

The unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2022 and 2021.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2022 and 2021.

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

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following tables present, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Beginning balance	$—	$48
Provision (benefit) for credit losses	—	3
Balance at period end	$—	$51

	Six Months Ended June 30,
	2022	2021
Beginning balance	$—	$51
Provision (benefit) for credit losses	—	—
Balance at period end	$—	$51

Based on HTLF's credit loss model applicable to held to maturity debt securities, no allowance for credit losses was required at both June 30, 2022 and December 31, 2021.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of June 30, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the securities:

	June 30, 2022	December 31, 2021
Rating
AAA	$3,324	$3,265
AA, AA+, AA-	54,154	61,471
A+, A, A-	18,760	15,034
BBB	5,701	4,939
Not Rated	—	—
Total	$81,939	$84,709

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $24.4 million at June 30, 2022 and $22.6 million at December 31, 2021.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2022, and December 31, 2021, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of June 30, 2022, and December 31, 2021, were as follows, in thousands:

	June 30, 2022	December 31, 2021
Loans receivable held to maturity:
Commercial and industrial	$3,059,519	$2,645,085
Paycheck Protection Program ("PPP")	23,031	199,883
Owner occupied commercial real estate	2,282,833	2,240,334
Non-owner occupied commercial real estate	2,321,718	2,010,591
Real estate construction	845,045	856,119
Agricultural and agricultural real estate	836,703	753,753
Residential real estate	845,270	829,283
Consumer	464,099	419,524
Total loans receivable held to maturity	10,678,218	9,954,572
Allowance for credit losses	(101,353)	(110,088)
Loans receivable, net	$10,576,865	$9,844,484

As of June 30, 2022, and December 31, 2021, HTLF had $34.4 million and $35.3 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at June 30, 2022, and December 31, 2021, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
June 30, 2022
Commercial and industrial	$4,495	$23,173	$27,668	$17,041	$3,042,478	$3,059,519
PPP	—	—	—	—	23,031	23,031
Owner occupied commercial real estate	349	17,309	17,658	11,234	2,271,599	2,282,833
Non-owner occupied commercial real estate	—	15,738	15,738	11,959	2,309,759	2,321,718
Real estate construction	—	19,391	19,391	1,575	843,470	845,045
Agricultural and agricultural real estate	126	2,822	2,948	7,303	829,400	836,703
Residential real estate	—	8,571	8,571	845	844,425	845,270
Consumer	—	9,379	9,379	—	464,099	464,099
Total	$4,970	$96,383	$101,353	$49,957	$10,628,261	$10,678,218

December 31, 2021
Commercial and industrial	$4,562	$23,176	$27,738	$13,551	$2,631,534	$2,645,085
PPP	—	—	—	—	199,883	199,883
Owner occupied commercial real estate	105	19,109	19,214	8,552	2,231,782	2,240,334
Non-owner occupied commercial real estate	610	17,298	17,908	12,557	1,998,034	2,010,591
Real estate construction	—	22,538	22,538	—	856,119	856,119
Agricultural and agricultural real estate	2,369	2,844	5,213	13,773	739,980	753,753
Residential real estate	—	8,427	8,427	855	828,428	829,283
Consumer	—	9,050	9,050	—	419,524	419,524
Total	$7,646	$102,442	$110,088	$49,288	$9,905,284	$9,954,572

HTLF had $9.9 million of troubled debt restructured loans at June 30, 2022, of which $8.6 million were classified as nonaccrual and $1.4 million were accruing according to the restructured terms. HTLF had $10.4 million of troubled debt restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified in the during the three- and six- months ended June 30, 2022, and June 30, 2021, dollars in thousands. The provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which modified troubled debt restructured loan classification, expired on January 1, 2022, and any new troubled debt restructured loan modifications are evaluated in accordance with generally accepted accounting principles.

Three Months Ended June 30,
	2022			2021
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,240	7,240	2	7,850	7,850
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$7,240	$7,240	2	$7,850	$7,850

Six Months Ended June 30,
	2022			2021
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	—	—
Non-owner occupied commercial real estate	2	7,240	7,240	2	7,850	7,850
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$7,240	$7,240	2	$7,850	$7,850

At June 30, 2022, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

HTLF had no troubled debt restructured loans for which there was a payment default during the three- and six- months ended June 30, 2022, and June 30, 2021, that had been modified during the twelve-month period prior to default.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of June 30, 2022 and December 31, 2021.

The following tables show the risk category of loans by loan category and year of origination as of June 30, 2022, and December 31, 2021, in thousands:

As of June 30, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$574,584	$493,764	$303,648	$121,220	$75,369	$446,904	$890,865	$2,906,354
Watch	8,085	7,811	4,846	9,339	5,665	3,166	18,816	57,728
Substandard	7,488	11,479	9,891	8,759	6,597	14,601	36,622	95,437
Commercial and industrial total	$590,157	$513,054	$318,385	$139,318	$87,631	$464,671	$946,303	$3,059,519
PPP
Pass	$—	$16,194	$1,526	$—	$—	$—	$—	$17,720
Watch	—	8	—	—	—	—	—	8
Substandard	—	5,140	163	—	—	—	—	5,303
PPP total	$—	$21,342	$1,689	$—	$—	$—	$—	$23,031
Owner occupied commercial real estate
Pass	$344,635	$823,067	$282,001	$284,562	$125,875	$240,032	$41,687	$2,141,859
Watch	6,851	23,650	16,621	6,098	6,945	6,126	1,750	68,041
Substandard	116	10,559	21,695	11,247	2,274	27,007	35	72,933
Owner occupied commercial real estate total	$351,602	$857,276	$320,317	$301,907	$135,094	$273,165	$43,472	$2,282,833
Non-owner occupied commercial real estate
Pass	$496,131	$583,775	$225,664	$338,574	$180,249	$226,984	$39,259	$2,090,636
Watch	772	3,149	10,744	30,141	42,815	65,065	65	152,751
Substandard	2,210	12,095	8,710	16,530	23,006	15,780	—	78,331
Non-owner occupied commercial real estate total	$499,113	$599,019	$245,118	$385,245	$246,070	$307,829	$39,324	$2,321,718
Real estate construction
Pass	$256,158	$382,092	$120,782	$41,864	$3,243	$7,606	$24,009	$835,754
Watch	—	2,560	1,267	—	—	15	—	3,842
Substandard	—	—	49	543	4,703	154	—	5,449
Real estate construction total	$256,158	$384,652	$122,098	$42,407	$7,946	$7,775	$24,009	$845,045
Agricultural and agricultural real estate
Pass	$212,069	$176,950	$90,929	$43,016	$25,482	$46,155	$187,951	$782,552
Watch	1,398	4,282	4,244	838	471	1,468	2,937	15,638
Substandard	2,462	10,614	255	2,746	13,959	5,639	2,838	38,513
Agricultural and agricultural real estate total	$215,929	$191,846	$95,428	$46,600	$39,912	$53,262	$193,726	$836,703
Residential real estate
Pass	$126,795	$289,091	$70,314	$43,358	$40,071	$229,741	$26,273	$825,643
Watch	—	487	580	688	2,041	5,211	—	9,007
Substandard	99	1,961	240	41	1,321	6,958	—	10,620
Residential real estate total	$126,894	$291,539	$71,134	$44,087	$43,433	$241,910	$26,273	$845,270
Consumer
Pass	$46,922	$56,869	$15,395	$9,186	$6,524	$25,748	$296,721	$457,365

As of June 30, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Watch	—	103	79	255	57	988	1,785	3,267
Substandard	103	256	263	311	256	1,869	409	3,467
Consumer total	$47,025	$57,228	$15,737	$9,752	$6,837	$28,605	$298,915	$464,099

Total Pass	$2,057,294	$2,821,802	$1,110,259	$881,780	$456,813	$1,223,170	$1,506,765	$10,057,883
Total Watch	17,106	42,050	38,381	47,359	57,994	82,039	25,353	310,282
Total Substandard	12,478	52,104	41,266	40,177	52,116	72,008	39,904	310,053
Total Loans	$2,086,878	$2,915,956	$1,189,906	$969,316	$566,923	$1,377,217	$1,572,022	$10,678,218

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$604,659	$359,533	$203,960	$89,694	$171,709	$330,094	$708,525	$2,468,174
Watch	10,633	12,790	12,550	8,210	3,611	14,976	24,626	87,396
Substandard	19,888	6,391	13,050	8,535	6,619	12,052	22,980	89,515
Commercial and industrial total	$635,180	$378,714	$229,560	$106,439	$181,939	$357,122	$756,131	$2,645,085
PPP
Pass	$146,370	$25,707	$—	$—	$—	$—	$—	$172,077
Watch	10,726	127	—	—	—	—	—	10,853
Substandard	16,932	21	—	—	—	—	—	16,953
PPP total	$174,028	$25,855	$—	$—	$—	$—	$—	$199,883
Owner occupied commercial real estate
Pass	$940,043	$328,052	$315,497	$180,936	$115,142	$189,647	$34,233	$2,103,550
Watch	4,676	13,956	7,759	10,501	15,032	6,830	35	58,789
Substandard	11,958	20,769	13,734	2,809	13,912	13,063	1,750	77,995
Owner occupied commercial real estate total	$956,677	$362,777	$336,990	$194,246	$144,086	$209,540	$36,018	$2,240,334
Non-owner occupied commercial real estate
Pass	$609,968	$263,093	$315,815	$236,823	$152,059	$166,792	$28,728	$1,773,278
Watch	4,754	9,109	35,496	29,227	4,865	35,901	—	119,352
Substandard	15,722	10,612	21,798	3,599	14,023	51,766	441	117,961
Non-owner occupied commercial real estate total	$630,444	$282,814	$373,109	$269,649	$170,947	$254,459	$29,169	$2,010,591
Real estate construction
Pass	$381,283	$206,879	$169,606	$14,197	$7,163	$7,823	$14,507	$801,458
Watch	2,704	858	2,145	44,846	—	—	14	50,567
Substandard	—	50	46	3,944	—	54	—	4,094
Real estate construction total	$383,987	$207,787	$171,797	$62,987	$7,163	$7,877	$14,521	$856,119

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Agricultural and agricultural real estate
Pass	$217,179	$102,030	$47,927	$32,913	$22,029	$35,548	$220,065	$677,691
Watch	4,018	10,390	4,688	2,270	33	2,038	2,948	26,385
Substandard	9,250	1,095	4,910	15,825	3,212	8,859	6,526	49,677
Agricultural and agricultural real estate total	$230,447	$113,515	$57,525	$51,008	$25,274	$46,445	$229,539	$753,753
Residential real estate
Pass	$311,292	$86,355	$50,762	$53,773	$43,619	$230,566	$29,017	$805,384
Watch	3,928	1,499	750	1,452	734	1,977	1,000	11,340
Substandard	2,528	444	410	2,317	1,139	5,721	—	12,559
Residential real estate total	$317,748	$88,298	$51,922	$57,542	$45,492	$238,264	$30,017	$829,283
Consumer
Pass	$69,172	$20,258	$13,051	$9,001	$10,986	$18,202	$271,034	$411,704
Watch	555	309	392	373	113	591	2,210	4,543
Substandard	267	204	218	236	363	1,611	378	3,277
Consumer total	$69,994	$20,771	$13,661	$9,610	$11,462	$20,404	$273,622	$419,524

Total Pass	$3,279,966	$1,391,907	$1,116,618	$617,337	$522,707	$978,672	$1,306,109	$9,213,316
Total Watch	41,994	49,038	63,780	96,879	24,388	62,313	30,833	369,225
Total Substandard	76,545	39,586	54,166	37,265	39,268	93,126	32,075	372,031
Total Loans	$3,398,505	$1,480,531	$1,234,564	$751,481	$586,363	$1,134,111	$1,369,017	$9,954,572

Included in the nonpass loans at June 30, 2022 and December 31, 2021 were $5.3 million and $27.8 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of June 30, 2022, HTLF had $927,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at June 30, 2022, and December 31, 2021, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2022
Commercial and industrial	$1,744	$2,247	$95	$4,086	$3,035,128	$20,305	$3,059,519
PPP	—	—	—	—	23,021	10	23,031
Owner occupied commercial real estate	308	174	—	482	2,270,110	12,241	2,282,833
Non-owner occupied commercial real estate	—	—	—	—	2,309,488	12,230	2,321,718
Real estate construction	—	76	—	76	842,638	2,331	845,045
Agricultural and agricultural real estate	13	142	—	155	827,500	9,048	836,703
Residential real estate	808	92	—	900	838,563	5,807	845,270
Consumer	613	385	—	998	462,164	937	464,099
Total gross loans receivable held to maturity	$3,486	$3,116	$95	$6,697	$10,608,612	$62,909	$10,678,218
December 31, 2021
Commercial and industrial	$1,024	$183	$541	$1,748	$2,625,109	$18,228	$2,645,085
PPP	—	—	—	—	199,883	—	199,883
Owner occupied commercial real estate	130	—	—	130	2,229,054	11,150	2,240,334
Non-owner occupied commercial real estate	3,929	—	—	3,929	1,993,346	13,316	2,010,591
Real estate construction	238	50	—	288	855,463	368	856,119
Agricultural and agricultural real estate	687	—	—	687	737,380	15,686	753,753
Residential real estate	767	46	9	822	819,294	9,167	829,283
Consumer	251	57	—	308	417,762	1,454	419,524
Total gross loans receivable held to maturity	$7,026	$336	$550	$7,912	$9,877,291	$69,369	$9,954,572

Loans delinquent 30 to 89 days as a percent of total loans were 0.06% at June 30, 2022, compared to 0.07% at December 31, 2021. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2022 and June 30, 2021. As of June 30, 2022, and December 31, 2021, HTLF had $33.2 million and $25.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and six- months ended June 30, 2022, and June 30, 2021, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2022	$25,800	$17,975	$16,013	$21,397	$2,667	$7,875	$8,795	$100,522
Charge-offs	(643)	—	(193)	—	(25)	(49)	(563)	(1,473)
Recoveries	445	—	—	2	124	—	188	759
Provision (benefit)	2,066	(317)	(82)	(2,008)	182	745	959	1,545
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(5,143)	—	(322)	—	(3,129)	(137)	(5,959)	(14,690)
Recoveries	651	40	33	9	577	—	472	1,782
Provision (benefit)	4,422	(1,596)	(1,881)	(3,156)	287	281	5,816	4,173
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353

	Commercial and Industrial		Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2021	$36,095		$19,416	$24,694	$19,931	$7,111	$11,012	$11,913	$130,172
Charge-offs	(842)		(72)	(1,637)	(10)	(357)	(70)	(509)	(3,497)
Recoveries	265		44	13	4	—	—	191	517
Provision (benefit)	(4,186)		602	(242)	(345)	406	(1,201)	(1,500)	(6,466)
Balance at June 30, 2021	$31,332	$32,531	$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726

	Commercial and Industrial		Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818		$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(1,790)		(113)	(1,637)	(10)	(675)	(91)	(1,307)	(5,623)
Recoveries	558		97	13	6	21	5	493	1,193
Provision (benefit)	(6,254)		5	3,579	(496)	685	(2,108)	(1,861)	(6,450)
Balance at June 30, 2021	$31,332		$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726

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

Changes in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2022 and June 30, 2021, were as follows:

	For the Three Months Ended June 30,
	2022	2021
Balance at March 31,	$16,079	$14,619
Provision (benefit)	1,701	(617)
Balance at June 30,	$17,780	$14,002

	For the Six Months Ended June 30,
	2022	2021
Balance at December 31,	$15,462	$15,280
Provision (benefit)	2,318	(1,278)
Balance at June 30,	$17,780	$14,002

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both June 30, 2022 and December 31, 2021. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. HTLF performed its annual quantitative assessment of goodwill as of September 30, 2021, which was the most recent annual assessment, and there was no goodwill impairment.

At June 30, 2022, HTLF's intangible assets consisted of core deposit intangibles and mortgage servicing rights. At December 31, 2021, HTLF's intangible assets consisted of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at June 30, 2022, and December 31, 2021, are presented in the table below, in thousands:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$72,334	$28,851	$101,185	$68,330	$32,855
Customer relationship intangibles	1,177	1,177	—	1,177	1,044	133
Mortgage servicing rights	13,531	5,243	8,288	12,790	6,378	6,412
Commercial servicing rights	7,054	7,054	—	7,054	6,576	478
Total	$122,947	$85,808	$37,139	$122,206	$82,328	$39,878

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
Six months ending December 31, 2022	$3,697	$562	$4,259
Year ending December 31,
2023	6,739	1,931	8,670
2024	5,591	1,655	7,246
2025	4,700	1,380	6,080
2026	3,533	1,104	4,637
2027	2,601	828	3,429
Thereafter	1,990	828	2,818
Total	$28,851	$8,288	$37,139

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2022. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others at First Bank & Trust were approximately $736.6 million at June 30, 2022, compared to $723.3 million at December 31, 2021. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $12.8 million at June 30, 2022, and $4.5 million at December 31, 2021.

Fees collected for the servicing of mortgage loans for others were $466,000 and $459,000 for the quarters ended June 30, 2022 and June 30, 2021, respectively. Fees collected for the servicing of mortgage loans for others were $919,000 and $923,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2022, and June 30, 2021:

	2022	2021
Balance at January 1,	$6,412	$5,189
Originations	904	703
Amortization	(686)	(724)
Valuation adjustment	1,658	391
Balance at period end	$8,288	$5,559
Mortgage servicing rights, net to servicing portfolio	1.13%	0.77%

Mortgage rights are initially recorded at fair value in net gains on sale of loans held for sale when they are capitalized through loan sales. Fair value is based on market prices for comparable servicing contracts, when available, or based on a valuation model that calculates the present value of estimated future net servicing income.

Mortgage rights are subsequently measured using the amortization method, which requires the asset to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment at each HTLF subsidiary which has servicing rights based upon the fair value of the assets as compared to the carrying amount. Impairment is recognized through a valuation allowance for specific tranches to the extent that fair value is less than the carrying amount at each HTLF subsidiary which has servicing rights, and a valuation adjustment is recorded into noninterest income.

At June 30, 2022, no valuation allowance was required on the mortgage servicing rights 15-year tranche, and no valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2021, a $327,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.3 million valuation allowance was required on the mortgage servicing rights 30-year tranche.

For the three months ended June 30, 2022 and June 30, 2021, a valuation adjustment of $0 and $526,000, respectively, was recorded for the total mortgage servicing rights portfolio. For the six months ended June 30, 2022 and June 30, 2021, a valuation adjustment benefit of $1.7 million and $391,000, respectively, was recorded for the total mortgage servicing rights portfolio.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at June 30, 2022, and December 31, 2021:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
June 30, 2022	$1,595	$1,838	$—	$6,693	$7,582	$—
December 31, 2021	1,607	1,280	327	6,463	5,132	1,331

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The following table presents key assumptions used to value the mortgage servicing rights as of June 30, 2022, and December 31, 2021, dollars in thousands:

	As of
	June 30, 2022	December 31, 2021
Weighted average constant prepayment rate	8.60%	13.40%
Weighted average discount rate	9.01%	9.02%
Fair value of mortgage servicing rights	$9,420	$6,412

The average capitalization rate of mortgage servicing rights for the first six months of 2022 ranged from 83 to 133 basis points compared to a range of 79 to 120 basis points for the first six months of 2021.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

HTLF uses derivative financial instruments as part of its interest rate risk management strategy. As part of the strategy, HTLF considers the use of interest rate swaps, risk participation agreements, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, HTLF is facilitating back-to-back loan swaps to assist customers in managing their interest rate risk while executing offsetting interest rate swaps with dealer counterparties. HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815.

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by the credit ratings of each counterparty. HTLF was required to pledge no cash as collateral at both June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, no collateral was required to be pledged by HTLF's counterparties.

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

At both June 30, 2022 and December 31, 2021, HTLF had no derivative instruments designated as cash flow hedges.

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

HTLF was required to pledge $481,000 and $3.8 million of cash as collateral for these fair value hedges at June 30, 2022, and December 31, 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at June 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2022
Fair value hedges	$1,287	$17	Other assets
December 31, 2021
Fair value hedges	$16,755	$(1,208)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three- and six- months ended June 30, 2022, and June 30, 2021, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain recognized in interest income on fair value hedges	$42	$132	$1,225	$895

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at June 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2022
Embedded derivatives	$6,207	$8	Other assets
December 31, 2021
Embedded derivatives	$7,496	$(317)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and six- months ended June 30, 2022, and June 30, 2021, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) recognized in other noninterest income on embedded derivatives	$100	$(54)	$325	$(183)

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $945,000 of collateral at June 30, 2022 compared to $24.1 million as of December 31, 2021, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $24.2 million at June 30, 2022 compared to $0 at December 31, 2021. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2022 and June 30, 2021, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2022
Customer interest rate swaps	$675,070	$19,029	Other assets	4.24%	4.34%
Customer interest rate swaps	675,070	(19,029)	Other liabilities	4.34	4.24
December 31, 2021
Customer interest rate swaps	$463,069	$23,574	Other assets	4.44%	2.35%
Customer interest rate swaps	463,069	(23,574)	Other liabilities	2.35	4.44

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into and to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both June 30, 2022, and December 31, 2021. HTLF's counterparties were required to pledge no collateral at both June 30, 2022 and December 31, 2021, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at June 30, 2022, and December 31, 2021, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2022
Interest rate lock commitments (mortgage)	Other assets	$32,651	$955
Forward commitments	Other assets	27,500	201
Forward commitments	Other liabilities	17,500	(196)
Undesignated interest rate swaps	Other liabilities	6,207	(8)
December 31, 2021
Interest rate lock commitments (mortgage)	Other assets	$37,046	$1,306
Forward commitments	Other assets	19,000	32
Forward commitments	Other liabilities	35,500	(95)
Undesignated interest rate swaps	Other assets	7,496	317

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and six- months ended June 30, 2022, and June 30, 2021, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate lock commitments (mortgage)	$523	$(250)	$(672)	$(1,735)
Forward commitments	(967)	(1,403)	68	503
Undesignated interest rate swaps	(100)	54	(325)	183

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2022, and December 31, 2021, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Securities available for sale
U.S. treasuries	$13,890	$13,890	$—	$—
U.S. agencies	45,216	—	45,216	—
Obligations of states and political subdivisions	1,665,343	—	1,665,343	—
Mortgage-backed securities - agency	1,965,309	—	1,965,309	—
Mortgage-backed securities - non-agency	2,192,437	—	2,192,437	—
Commercial mortgage-backed securities - agency	97,851	—	97,851	—
Commercial mortgage-backed securities - non-agency	714,241	—	714,241	—
Asset-backed securities	382,822	—	382,822	—
Corporate bonds	8,672	—	8,672	—
Equity securities with a readily determinable fair value	20,437	—	20,437	—
Derivative financial instruments(1)	19,054	—	19,054	—
Interest rate lock commitments	955	—	—	955
Forward commitments	201	—	201	—
Total assets at fair value	$7,126,428	$13,890	$7,111,583	$955
Liabilities
Derivative financial instruments(2)	$19,037	$—	$19,037	$—
Forward commitments	196	—	196	—
Total liabilities at fair value	$19,233	$—	$19,233	$—
December 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,008	$1,008	$—	$—
U.S. agencies	193,384	—	193,384	—
Obligations of states and political subdivisions	2,085,033	—	2,085,033	—
Mortgage-backed securities - agency	2,349,289	—	2,349,289	—
Mortgage-backed securities - non-agency	1,743,379	—	1,743,379	—
Commercial mortgage-backed securities - agency	123,912	—	123,912	—
Commercial mortgage-backed securities - non-agency	600,888	—	600,888	—
Asset-backed securities	409,653	—	409,653	—
Corporate bonds	3,040	—	3,040	—
Equity securities with a readily determinable fair value	20,788	—	20,788	—
Derivative financial instruments(2)	23,891	—	23,891	—
Interest rate lock commitments	1,306	—	—	1,306
Forward commitments	32	—	32	—
Total assets at fair value	$7,555,603	$1,008	$7,553,289	$1,306
Liabilities
Derivative financial instruments(3)	$25,099	$—	$25,099	$—
Forward commitments	95	—	95	—
Total liabilities at fair value	$25,194	$—	$25,194	$—

(1) Includes fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivatives.
(3) Includes fair value hedges, embedded derivatives and customer interest rate swaps.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,545	$—	$—	$12,545	$4,158
Owner occupied commercial real estate	10,885	—	—	10,885	129
Non-owner occupied commercial real estate	11,959	—	—	11,959	—
Real estate construction	1,575	—	—	1,575	—
Agricultural and agricultural real estate	7,177	—	—	7,177	3,104
Residential real estate	845	—	—	845	—
Total collateral dependent individually assessed loans	$44,986	$—	$—	$44,986	$7,391
Loans held for sale	$18,803	$—	$18,803	$—	$(492)
Other real estate owned	4,528	—	—	4,528	213
Premises, furniture and equipment held for sale	9,959	—	—	9,959	128
Servicing rights	8,288	—	—	8,288	(1,658)

	Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	$—	$—	$8,989	$275
Owner occupied commercial real estate	8,447	—	—	8,447	—
Non-owner occupied commercial real estate	11,946	—	—	11,946	1,637
Agricultural and agricultural real estate	11,404	—	—	11,404	372
Residential real estate	855	—	—	855	—
Total collateral dependent individually assessed loans	$41,641	$—	$—	$41,641	$2,284
Loans held for sale	$21,640	$—	$21,640	$—	$(813)
Other real estate owned	1,927	—	—	1,927	686
Premises, furniture and equipment held for sale	10,828	—	—	10,828	241
Servicing rights	6,890	—	—	6,890	(1,088)

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$955	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	4,528	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	8,288	Discounted cash flows	Discount rate	9 - 11% (9.01%)(4)
			Constant prepayment rate	8.6 - 15.1% (8.60%)(4)
Premises, furniture and equipment held for sale	9,959	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	12,545	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	10,885	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	11,959	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,575	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	7,177	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Residential real estate	845	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
Balance at January 1,	$1,306	$1,827
Total net gains included in earnings	(672)	(2,345)
Issuances	2,494	15,403
Settlements	(2,173)	(13,579)
Balance at period end	$955	$1,306

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2022, and December 31, 2021, were $955,000 and $1.3 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of June 30, 2022, and December 31, 2021, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$384,794	$384,794	$384,794	$—	$—
Time deposits in other financial institutions	1,855	1,855	1,855	—	—
Securities:
Carried at fair value	7,106,218	7,106,218	13,890	7,092,328	—
Held to maturity	81,939	85,212	—	85,212	—
Other investments	85,899	85,899	—	85,899	—
Loans held for sale	18,803	18,803	—	18,803	—
Loans, net:
Commercial and industrial	3,059,519	2,954,333	—	2,941,788	12,545
PPP	23,031	23,031	—	23,031	—
Owner occupied commercial real estate	2,282,833	2,203,738	—	2,192,853	10,885
Non-owner occupied commercial real estate	2,321,718	2,253,693	—	2,241,734	11,959
Real estate construction	845,045	827,809	—	826,234	1,575
Agricultural and agricultural real estate	836,703	800,984	—	793,807	7,177
Residential real estate	845,270	820,580	—	819,735	845
Consumer	464,099	453,836	—	453,836	—
Total Loans, net	10,678,218	10,338,004	—	10,293,018	44,986
Cash surrender value on life insurance	192,474	192,474	—	192,474	—
Derivative financial instruments(1)	19,054	19,054	—	19,054	—
Interest rate lock commitments	955	955	—	—	955
Forward commitments	201	201	—	201	—
Financial liabilities:
Deposits
Demand deposits	6,087,304	6,087,304	—	6,087,304	—
Savings deposits	10,059,678	10,059,678	—	10,059,678	—
Time deposits	1,078,568	1,078,568	—	1,078,568	—
Short term borrowings	97,749	97,749	—	97,749	—
Other borrowings	372,538	373,465	—	373,465	—
Derivative financial instruments(2)	19,037	19,037	—	19,037	—
Forward commitments	196	196	—	196	—

(1) Includes embedded derivatives, back-to-back loan swaps and fair value hedges.
(2) Includes back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$435,599	$435,599	$435,599	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,530,374	7,530,374	1,008	7,529,366	—
Held to maturity	84,709	94,139	—	94,139	—
Other investments	82,567	82,567	—	82,567	—
Loans held for sale	21,640	21,640	—	21,640	—
Loans, net:
Commercial and industrial	2,617,347	2,603,001	—	2,594,012	8,989
PPP	199,883	199,883	—	199,883	—
Owner occupied commercial real estate	2,221,120	2,222,030	—	2,213,583	8,447
Non-owner occupied commercial real estate	1,992,683	1,998,161	—	1,986,215	11,946
Real estate construction	833,581	844,578	—	844,578	—
Agricultural and agricultural real estate	748,540	749,238	—	737,834	11,404
Residential real estate	820,856	819,178	—	818,323	855
Consumer	410,474	415,487	—	415,487	—
Total Loans, net	9,844,484	9,851,556	—	9,809,915	41,641
Cash surrender value on life insurance	191,722	191,722	—	191,722	—
Derivative financial instruments(1)	23,891	23,891	—	23,891	—
Interest rate lock commitments	1,306	1,306	—	—	1,306
Forward commitments	32	32	—	32	—
Financial liabilities:
Deposits
Demand deposits	6,495,326	6,495,326	—	6,495,326	—
Savings deposits	8,897,909	8,897,909	—	8,897,909	—
Time deposits	1,024,020	1,024,020	—	1,024,020	—
Short term borrowings	131,597	131,597	—	131,597	—
Other borrowings	372,072	373,194	—	373,194	—
Derivative financial instruments(1)	25,099	25,099	—	25,099	—
Forward commitments	95	95	—	95	—

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

NOTE 8: STOCK COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan has 1,460,000 shares of common stock authorized for issuance. As of June 30, 2022, 956,640 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $129,000 of tax benefit during the six months ended June 30, 2022 and a tax benefit of $303,000 during the six months ended June 30, 2021, related to the exercise, vesting and forfeiture of equity-based awards.

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

All of HTLF's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

A summary of the RSUs outstanding as of June 30, 2022, and June 30, 2021, and changes during the six months ended June 30, 2022 and 2021, follows:

	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	389,885	$44.19	348,275	$38.22
Granted	236,120	48.47	208,513	51.63
Vested	(158,519)	45.03	(146,381)	40.89
Forfeited	(25,500)	46.60	(18,861)	42.88
Outstanding at June 30,	441,986	$46.03	391,546	$44.08

Total compensation costs recorded for RSUs were $5.1 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were $12.6 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2025.

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

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name "HTLF". HTLF's independently branded and chartered banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, wealth management, investments and residential mortgages. As of June 30, 2022, HTLF had eleven banking subsidiaries with 121 locations.

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

HTLF reported the following results for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021:
•net income available to common stockholders of $49.9 million compared to $59.6 million, a decrease of $9.7 million or 16%,
•earnings per diluted common share of $1.17 compared to $1.41, a decrease of $0.24 or 17%,
•net interest income of $142.5 million compared to $141.2 million, an increase of $1.2 million or 1%,
•return on average common equity was 11.55% compared to 12.07%,
•return on average assets was 1.06% compared to 1.35%, and
•return on average tangible common equity (non-GAAP) was 18.35% compared to 18.05%.

HTLF reported the following results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:
•net income available to common stockholders of $90.9 million compared to $110.4 million, a decrease of $19.5 million or 18%.
•earnings per diluted common share of $2.14 compared to $2.61, a decrease of $0.47 or 18%,
•net interest income of $277.1 million compared to $280.8 million, a decrease of $3.7 million or 1%,
•return on average common equity was 9.82% compared to 11.29%,
•return on average assets was 0.99% compared to 1.27%, and
•return on average tangible common equity (non-GAAP) was 15.08% compared to 16.99%.

For the second quarter of 2022, net interest margin was 3.18% (3.22% on a fully tax-equivalent basis, non-GAAP), which compares to 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) for the second quarter of 2021. For the first six months of 2022, net interest margin was 3.13% (3.17% on a fully tax-equivalent basis, non-GAAP) which compares to 3.40% (3.45% on a fully tax equivalent basis, non-GAAP) for the first six months of 2021.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 57.66% for the second quarter of 2022 compared to 57.11% for the same quarter of 2021. For the first six months of 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 61.02% compared to 56.86% for the first six months of 2021.

Total assets were $19.66 billion at June 30, 2022, an increase of $383.9 million or 2% since December 31, 2021. Securities represented 37% of total assets at June 30, 2022, and 40% of total assets at December 31, 2021. Total loans held to maturity were $10.68 billion at June 30, 2022 compared to $9.95 billion at December 31, 2021, which was an increase of $723.6 million or 7%. Excluding total Paycheck Protection Program ("PPP") loans, total loans held to maturity increased $900.5 million or 9% since year-end 2021.

The total allowance for lending related credit losses was $119.1 million or 1.12% of total loans at June 30, 2022, compared to $125.6 million or 1.26% of total loans at December 31, 2021.

Total deposits were $17.23 billion as of June 30, 2022, compared to $16.42 billion at December 31, 2021, an increase of $808.3 million or 5%.

Total equity was $1.77 billion at June 30, 2022, compared to $2.18 billion at December 31, 2021. Book value per common share was $39.19 at June 30, 2022, compared to $49.00 at year-end 2021. The unrealized loss on securities available for sale, net of applicable taxes, was $485.8 million at June 30, 2022, compared to an unrealized loss of $4.4 million, net of applicable taxes, at December 31, 2021.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2022 Developments

Charter Consolidation Update
During the second quarter of 2022, the consolidation of HTLF’s eleven separate bank charters advanced from planning to execution. Citywide Banks is now operating as a division of HTLF Bank, completing the first stage of charter consolidation. Each of the remaining charters will be consolidated into HTLF Bank in the following 10 stages of the project, using a template that retains their current brands, local leadership and local decision making. The final stage is expected to be completed by the end of 2023. Consolidation restructuring costs are projected to be $19.0-$20.0 million, with approximately $14.0-$15.0 million of expenses remaining to be incurred through 2023. Total costs incurred since the project started in the fourth quarter of 2021 through June 30, 2022 were $4.7 million, of which $2.4 million was incurred in the second quarter of 2022. For the six months ended June 30, 2022, consolidation restructuring costs of $2.8 million have been incurred. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements and current and future growth. The resulting efficiencies and expansion in capacity are projected to generate financial benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.15% or less of average assets.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
STATEMENT OF INCOME DATA
Interest income	$152,887	$148,082	$294,149	$295,534
Interest expense	10,426	6,864	17,009	14,711
Net interest income	142,461	141,218	277,140	280,823
Provision (benefit) for credit losses	3,246	(7,080)	6,491	(7,728)
Net interest income after provision (benefit) for credit losses	139,215	148,298	270,649	288,551
Noninterest income	34,539	33,164	69,108	63,481
Noninterest expenses	106,479	103,376	217,276	205,799
Income taxes	15,402	16,481	27,519	31,814
Net income	51,873	61,605	94,962	114,419
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
Net income available to common stockholders	$49,861	$59,593	$90,937	$110,394

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.06%	1.35%	0.99%	1.27%
Annualized return on average common equity (GAAP)	11.55	12.07	9.82	11.29
Annualized return on average tangible common equity (non-GAAP)(1)	18.35	18.05	15.08	16.99
Annualized ratio of net charge-offs to average loans	0.03	0.12	0.25	0.09
Annualized net interest margin (GAAP)	3.18	3.37	3.13	3.40
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.22	3.41	3.17	3.45
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.66	57.11	61.02	56.86

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
BALANCE SHEET DATA
Investments	$7,274,056	$7,189,779	$7,697,650	$7,618,622	$6,706,226
Loans held for sale	18,803	22,685	21,640	37,078	33,248
Loans receivable held to maturity	10,678,218	10,177,385	9,954,572	9,854,907	10,012,014
Allowance for credit losses	101,353	100,522	110,088	117,533	120,726
Total assets	19,658,399	19,230,879	19,274,549	18,996,225	18,371,006
Total deposits	17,225,550	16,666,684	16,417,255	16,022,243	15,615,118
Long-term obligations	372,538	372,290	372,072	371,765	271,244
Common equity	1,663,363	1,821,152	2,071,473	2,061,547	2,049,081

COMMON SHARE DATA
Book value per common share (GAAP)	$39.19	$42.98	$49.00	$48.79	$48.50
Tangible book value per common share (non-GAAP)(1)	$24.94	$28.66	$34.59	$34.33	$33.98
Common shares outstanding, net of treasury stock	42,439,439	42,369,908	42,275,264	42,250,092	42,245,452
Tangible common equity ratio (non-GAAP)(1)	5.56%	6.52%	7.84%	7.89%	8.08%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$49,861	$41,076	$47,568	$53,911	$59,593
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,645	1,623	1,713	1,814	1,907
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$51,506	$42,699	$49,281	$55,725	$61,500

Average common equity (GAAP)	$1,731,393	$2,003,424	$2,061,973	$2,072,593	$1,980,904
Less average goodwill	576,005	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	29,845	31,931	34,018	36,279	38,614
Average tangible common equity (non-GAAP)	$1,125,543	$1,395,488	$1,451,950	$1,460,309	$1,366,285
Annualized return on average common equity (GAAP)	11.55%	8.32%	9.15%	10.32%	12.07%
Annualized return on average tangible common equity (non-GAAP)	18.35%	12.41%	13.47%	15.14%	18.05%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$142,461	$134,679	$137,194	$142,543	$141,218
Plus tax-equivalent adjustment(1)	1,977	2,119	1,975	1,714	1,762
Net interest income, fully tax-equivalent (non-GAAP)	$144,438	$136,798	$139,169	$144,257	$142,980

Average earning assets	$17,987,734	$17,757,067	$17,681,917	$17,123,824	$16,819,978

Annualized net interest margin (GAAP)	3.18%	3.08%	3.08%	3.30%	3.37%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.22	3.12	3.12	3.34	3.41
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.07	0.05	0.05	0.08	0.09

	As Of and For the Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,663,363	$1,821,152	$2,071,473	$2,061,547	$2,049,081
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	28,851	30,934	32,988	35,157	37,452
Tangible common equity (non-GAAP)	$1,058,507	$1,214,213	$1,462,480	$1,450,385	$1,435,624

Common shares outstanding, net of treasury stock	42,439,439	42,369,908	42,275,264	42,250,092	42,245,452
Common equity (book value) per share (GAAP)	$39.19	$42.98	$49.00	$48.79	$48.50
Tangible book value per common share (non-GAAP)	$24.94	$28.66	$34.59	$34.33	$33.98

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,058,507	$1,214,213	$1,462,480	$1,450,385	$1,435,624

Total assets (GAAP)	$19,658,399	$19,230,879	$19,274,549	$18,996,225	$18,371,006
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	28,851	30,934	32,988	35,157	37,452
Total tangible assets (non-GAAP)	$19,053,543	$18,623,940	$18,665,556	$18,385,063	$17,757,549
Tangible common equity ratio (non-GAAP)	5.56%	6.52%	7.84%	7.89%	8.08%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended
	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021
Net interest income (GAAP)	$142,461	$134,679	$137,194	$142,543	$141,218
Tax-equivalent adjustment(1)	1,977	2,119	1,975	1,714	1,762
Fully tax-equivalent net interest income	144,438	136,798	139,169	144,257	142,980
Noninterest income	34,539	34,569	32,730	32,724	33,164
Securities (gains)/losses, net	2,089	(2,872)	(1,563)	(1,535)	(2,842)
Unrealized (gain)/loss on equity securities, net	121	283	27	(112)	(83)
Valuation adjustment on servicing rights	—	(1,658)	(502)	(195)	526
Adjusted revenue (non-GAAP)	$181,187	$167,120	$169,861	$175,139	$173,745

Total noninterest expenses (GAAP)	$106,479	$110,797	$115,386	$110,627	$103,376
Less:
Core deposit and customer relationship intangibles amortization	2,083	2,054	2,169	2,295	2,415
Partnership investment in tax credit projects	737	77	2,549	2,374	1,345
(Gain)/loss on sales/valuation of assets, net	(3,230)	46	214	(3)	183
Acquisition, integration and restructuring costs	2,412	576	1,989	204	210
Adjusted noninterest expenses (non-GAAP)	$104,477	$108,044	$108,465	$105,757	$99,223
Efficiency ratio, fully tax-equivalent (non-GAAP)	57.66%	64.65%	63.86%	60.38%	57.11%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$275	$340	$—	$—	$44
Occupancy	—	—	—	—	1
Furniture and equipment	—	—	—	7	41
Professional fees	1,779	236	1,989	145	63
Advertising	156	—	—	11	6
(Gain)/loss on sales/valuation of assets, net	—	—	—	39	—
Other noninterest expenses	202	—	—	2	55
Total acquisition, integration and restructuring costs	$2,412	$576	$1,989	$204	$210
After tax impact on diluted earnings per common share(1)	$0.04	$0.01	$0.05	$—	$—

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$49,861	$59,593	$90,937	$110,394
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,645	1,907	3,268	3,895
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$51,506	$61,500	$94,205	$114,289

Average common equity (GAAP)	$1,731,393	$1,980,904	$1,866,657	$1,972,337
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	29,845	38,614	30,883	39,999
Average tangible common equity (non-GAAP)	$1,125,543	$1,366,285	$1,259,769	$1,356,333
Annualized return on average common equity (GAAP)	11.55%	12.07%	9.82%	11.29%
Annualized return on average tangible common equity (non-GAAP)	18.35%	18.05%	15.08%	16.99%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$142,461	$141,218	$277,140	$280,823
Plus tax-equivalent adjustment(1)	1,977	1,762	4,096	3,523
Net interest income, fully tax-equivalent (non-GAAP)	$144,438	$142,980	$281,236	$284,346

Average earning assets	$17,987,734	$16,819,978	$17,873,037	$16,641,045

Annualized net interest margin (GAAP)	3.18%	3.37%	3.13%	3.40%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.22	3.41	3.17	3.45
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.07	0.09	0.06	0.11

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

HEARTLAND FINANCIAL USA, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS (Unaudited)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income (GAAP)	$142,461	$141,218	$277,140	$280,823
Tax-equivalent adjustment(1)	1,977	1,762	4,096	3,523
Fully tax-equivalent net interest income	144,438	142,980	281,236	284,346
Noninterest income	34,539	33,164	69,108	63,481
Securities (gains)/losses, net	2,089	(2,842)	(783)	(2,812)
Unrealized (gain)/loss on equity securities, net	121	(83)	404	27
Valuation adjustment on servicing rights	—	526	(1,658)	(391)
Adjusted revenue (non-GAAP)	$181,187	$173,745	$348,307	$344,651

Total noninterest expenses (GAAP)	$106,479	$103,376	$217,276	$205,799
Less:
Core deposit and customer relationship intangibles amortization	2,083	2,415	4,137	4,931
Partnership investment in tax credit projects	737	1,345	814	1,380
(Gain)/loss on sales/valuation of assets, net	(3,230)	183	(3,184)	377
Acquisition, integration and restructuring costs	2,412	210	2,988	3,138
Adjusted noninterest expenses (non-GAAP)	$104,477	$99,223	$212,521	$195,973
Efficiency ratio, fully tax-equivalent (non-GAAP)	57.66%	57.11%	61.02%	56.86%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$275	$44	$615	$578
Occupancy	—	1	—	10
Furniture and equipment	—	41	—	648
Professional fees	1,779	63	2,015	733
Advertising	156	6	156	162
(Gain)/loss on sales/valuations of assets, net	—	—	—	—
Other noninterest expenses	202	55	202	1,007
Total acquisition, integration and restructuring costs	$2,412	$210	$2,988	$3,138
After tax impact on diluted earnings per common share(1)	$0.04	$—	$0.06	$0.06

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

For the Quarters ended June 30, 2022 and 2021
Net interest margin, expressed as a percentage of average earning assets, was 3.18% (3.22% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2022, compared to 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2021. For the quarters ended June 30, 2022 and 2021, net interest margin included 7 basis points and 9 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the second quarter of 2022 compared to the second quarter of 2021 were:
•Total interest income was $152.9 million compared to $148.1 million, which was an increase of $4.8 million or 3% and primarily attributable to an increase in average earning assets partially offset by lower yields and a reduction of PPP loan interest income. PPP loan interest income totaled $1.8 million compared to $11.2 million, which was a decrease of $9.4 million or 84%.
•Total interest income on a tax-equivalent basis (non-GAAP) was $154.9 million, which was an increase of $5.0 million or 3% from $149.8 million.
•Average earning assets increased $1.17 billion or 7% to $17.99 billion compared to $16.82 billion.

Total interest expense and average interest bearing liability changes for the second quarter of 2022 compared to the second quarter of 2021 were:
•Total interest expense was $10.4 million, an increase of $3.6 million or 52% from $6.9 million, based on an increase in the average interest rate paid and an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 0.36% from 0.28%.
•Average interest bearing deposits increased $1.68 billion or 18% to $11.08 billion from $9.41 billion. Average brokered deposits totaled $842.6 million for the second quarter of 2022 compared to $0 for the second quarter of 2021.
•The average interest rate paid on interest bearing deposits increased 8 basis points to 0.24% compared to 0.16%.

•Average borrowings increased $25.2 million or 5% to $491.1 million from $465.9 million, and the average interest rate paid on borrowings was 3.18% compared to 2.65%.

Net interest income increased for the second quarter of 2022 compared to the second quarter of 2021:
•Net interest income totaled $142.5 million compared to $141.2 million, which was an increase of $1.2 million or 1%. PPP loan interest income totaled $1.8 million compared to $11.2 million, which was a decrease of $9.4 million or 84%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $144.4 million compared to $143.0 million, which was an increase of $1.5 million or 1%.

For the Six Months ended June 30, 2022 and 2021
Net interest margin, expressed as a percentage of average earning assets, was 3.13% (3.17% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2022, compared to 3.40% (3.45% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2021. For the six months ended June 30, 2022 and 2021, net interest margin included 6 basis points and 11 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first six months of 2022 compared to the first six months of 2021 were:
•Total interest income was $294.1 million, which was a decrease of $1.4 million or less than 1% from $295.5 million.
•Total interest income on a tax-equivalent basis (non-GAAP) was $298.2 million, which was a decrease of $812,000 or less than 1% from $299.1 million.
•Average earning assets increased $1.23 billion or 7% to $17.87 billion compared to $16.64 billion.

Total interest expense and average interest bearing liability changes for the first six months of 2022 compared to the first six months of 2021 were:
•Total interest expense was $17.0 million, an increase of $2.3 million or 16% from $14.7 million, which was primarily attributable to an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 0.31% compared to 0.30%.
•Average interest bearing deposits increased $1.19 billion or 13% to $10.53 billion from $9.34 billion which was primarily attributable to an increase in brokered deposits. Average brokered deposits totaled $582.5 million for the first six months of 2022 compared to $0 for the first six months of 2021.
•The average interest rate paid on interest bearing deposits was 0.18% for both six month periods.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

Management believes net interest margin expressed in dollars will continue to increase as the amount of earning assets grows. The Federal Reserve has increased the federal funds rates four times for a total of 225 basis points through its July 2022 meeting. The Federal Reserve has indicated it will closely assess economic data and is expected to continue to raise the federal funds interest rate in 2022. Ultimately, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions. The increases to the federal funds interest rate in 2022 have had a positive impact on HTLF's net interest income due to its asset sensitive balance sheet, and any future increases to the federal funds interest rate would be favorable to HTLF's net interest income.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Quarter Ended
	June 30, 2022			March 31, 2022			June 30, 2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,419,615	$38,098	2.38%	$6,501,664	$32,620	2.03%	$5,862,683	$31,546	2.16%
Nontaxable(1)	915,880	6,972	3.05	1,106,951	7,851	2.88	740,601	5,773	3.13
Total securities	7,335,495	45,070	2.46	7,608,615	40,471	2.16	6,603,284	37,319	2.27
Interest on deposits with other banks and short-term investments	277,773	563	0.81	216,451	71	0.13	271,891	60	0.09
Federal funds sold	—	—	—	11	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	3,002,822	30,441	4.07	2,744,336	27,053	4.00	2,469,742	28,562	4.64
PPP loans	41,370	1,801	17.46	132,050	4,323	13.28	1,047,559	11,186	4.28
Owner occupied commercial real estate	2,294,524	22,863	4.00	2,243,522	21,278	3.85	1,858,891	20,097	4.34
Non-owner occupied commercial real estate	2,179,048	22,871	4.21	2,060,548	21,163	4.17	1,980,374	21,734	4.40
Real estate construction	878,555	10,015	4.57	847,250	9,276	4.44	815,738	9,212	4.53
Agricultural and agricultural real estate	782,610	7,933	4.07	745,348	7,006	3.81	672,560	7,267	4.33
Residential mortgage	849,174	8,358	3.95	843,881	8,085	3.89	827,291	9,255	4.49
Consumer	449,265	4,949	4.42	426,659	4,655	4.42	399,916	5,152	5.17
Less: allowance for credit losses-loans	(102,902)	—	—	(111,604)	—	—	(127,268)	—	—
Net loans	10,374,466	109,231	4.22	9,931,990	102,839	4.20	9,944,803	112,465	4.54
Total earning assets	17,987,734	154,864	3.45%	17,757,067	143,381	3.27%	16,819,978	149,844	3.57%
Nonearning Assets	1,571,357			1,472,805			1,473,778
Total Assets	$19,559,091			$19,229,872			$18,293,756
Interest Bearing Liabilities
Savings	$9,995,497	$5,372	0.22%	$8,889,950	$2,394	0.11%	$8,234,151	$2,233	0.11%
Time deposits	1,088,765	1,158	0.43	1,071,675	583	0.22	1,171,266	1,557	0.53
Short-term borrowings	118,646	88	0.30	119,588	46	0.16	169,822	98	0.23
Other borrowings	372,411	3,808	4.10	372,187	3,560	3.88	296,063	2,976	4.03
Total interest bearing liabilities	11,575,319	10,426	0.36%	10,453,400	6,583	0.26%	9,871,302	6,864	0.28%
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,960,217			6,497,753			6,170,928
Accrued interest and other liabilities	181,457			164,590			159,917
Total noninterest bearing liabilities	6,141,674			6,662,343			6,330,845
Equity	1,842,098			2,114,129			2,091,609
Total Liabilities and Equity	$19,559,091			$19,229,872			$18,293,756
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$144,438			$136,798			$142,980
Net interest spread(1)			3.09%			3.01%			3.29%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.22%			3.12%			3.41%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1) (DOLLARS IN THOUSANDS)
	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,460,412	$70,718	2.21%	$5,778,333	$61,989	2.16%
Nontaxable(1)	1,010,888	14,823	2.96	735,636	11,473	3.15
Total securities	7,471,300	85,541	2.31	6,513,969	73,462	2.27
Interest bearing deposits with other banks and other short-term investments	247,281	634	0.52	238,376	126	0.11
Federal funds sold	6	—	—	6,971	1	0.03
Loans:(2)
Commercial and industrial(1)	2,874,694	57,494	4.03	2,485,210	56,784	4.61
PPP loans	86,460	6,124	14.28	1,020,190	21,335	4.22
Owner occupied commercial real estate	2,268,963	44,141	3.92	1,818,932	39,662	4.40
Non-owner occupied commercial real estate	2,119,925	44,034	4.19	1,958,938	43,855	4.51
Real estate construction	862,989	19,291	4.51	811,053	18,910	4.70
Agricultural and agricultural real estate	764,082	14,939	3.94	676,895	15,318	4.56
Residential mortgage	846,542	16,443	3.92	838,545	19,085	4.59
Consumer	438,024	9,604	4.42	402,680	10,519	5.27
Less: allowance for loan losses	(107,229)	—	—	(130,714)	—	—
Net loans	10,154,450	212,070	4.21	9,881,729	225,468	4.60
Total earning assets	17,873,037	298,245	3.37%	16,641,045	299,057	3.62%
Nonearning Assets	1,522,354			1,489,103
Total Assets	$19,395,391			$18,130,148
Interest Bearing Liabilities
Savings	$9,445,778	$7,766	0.17%	$8,133,787	$4,663	0.12%
Time deposits	1,080,267	1,741	0.32	1,202,301	3,522	0.59
Short-term borrowings	119,115	134	0.23	204,735	250	0.25
Other borrowings	372,299	7,368	3.99	353,280	6,276	3.58
Total interest bearing liabilities	11,017,459	17,009	0.31%	9,894,103	14,711	0.30%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,227,499			5,975,833
Accrued interest and other liabilities	173,071			177,170
Total noninterest bearing liabilities	6,400,570			6,153,003
Equity	1,977,362			2,083,042
Total Liabilities and Equity	$19,395,391			$18,130,148
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$281,236			$284,346
Net interest spread(1)			3.06%			3.32%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.17%			3.45%
Interest bearing liabilities to earning assets	61.64%			59.46%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and six- months ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision expense (benefit) for credit losses-loans	$1,545	$(6,466)	$4,173	$(6,450)
Provision expense (benefit) for credit losses-unfunded commitments	1,701	(617)	2,318	(1,278)
Total provision expense (benefit)	$3,246	$(7,083)	$6,491	$(7,728)

The provision expense for credit losses for loans was $1.5 million for the second quarter of 2022, which was a change of $8.0 million from provision benefit of $6.5 million recorded in the second quarter of 2021. The provision expense for the second quarter of 2022 was impacted by several factors, including:
•quarterly loan growth of $551.9 million excluding PPP loans,
•decrease in nonperforming loans of $22.4 million to $63.0 million or 0.59% of total loans compared to $85.4 million or 0.85% of total loans at June 30, 2021,
•nonpass loans declined to 5.8% of total loans compared to 10.4% of total loans at June 30, 2021, and
•loans delinquent 30-89 days as a percent of total loans fell to 0.06% compared to 0.17% at June 30, 2021.

The provision expense for credit losses for loans was $4.2 million for the first six months of 2022 compared to a benefit of $6.5 million for the first six months of 2021. The provision expense for the first six months of 2022 was impacted by several factors, including
•loan growth of $900.5 million excluding PPP loans since December 31, 2021,
•net charge-offs of $12.9 million for the first six months of 2022 compared to $4.4 million for first six months of 2021, and
•deteriorated macroeconomic factors compared to the first six months of 2021.

The impact to provision expense for these factors stated above were partially offset by improved credit quality as noted by the decline of nonpass loans to 5.8% of total loans compared to 10.4% of total loans at June 30, 2021.

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

Management believes the allowance for credit losses as of June 30, 2022, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in current economic conditions, including a recession, could cause certain borrowers to experience difficulty. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic and other economic headwinds, including recent concerns over COVID-19 variants, inflation, supply chain challenges, workforce shortages and wage pressures and the waning effects of recent economic stimulus, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The tables below show noninterest income for the three- and six- months ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Service charges and fees	$18,066	$15,132	$2,934	19%
Loan servicing income	834	873	(39)	(4)
Trust fees	5,679	6,039	(360)	(6)
Brokerage and insurance commissions	839	865	(26)	(3)
Securities gains/(losses), net	(2,089)	2,842	(4,931)	(174)
Unrealized gain/(loss) on equity securities, net	(121)	83	(204)	(246)
Net gains on sale of loans held for sale	2,901	4,753	(1,852)	(39)
Valuation adjustment on servicing rights	—	(526)	526	100
Income on bank owned life insurance	523	937	(414)	(44)
Other noninterest income	7,907	2,166	5,741	265
Total noninterest income	$34,539	$33,164	$1,375	4%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Service charges and fees	$33,317	$28,803	$4,514	16%
Loan servicing income	1,120	1,711	(591)	(35)
Trust fees	11,758	11,816	(58)	—
Brokerage and insurance commissions	1,708	1,718	(10)	(1)
Securities gains/(losses), net	783	2,812	(2,029)	(72)
Unrealized gain/(loss) on equity securities, net	(404)	(27)	(377)	(1,396)
Net gains on sale of loans held for sale	6,312	11,173	(4,861)	(44)
Valuation adjustment on servicing rights	1,658	391	1,267	324
Income on bank owned life insurance	1,047	1,766	(719)	(41)
Other noninterest income	11,809	3,318	8,491	256
Total noninterest income	$69,108	$63,481	$5,627	9%

Total noninterest income totaled $34.5 million during the second quarter of 2022 compared to $33.2 million for the second quarter of 2021, an increase of $1.4 million or 4%. Total noninterest income was $69.1 million during the first six months of 2022 compared to $63.5 million during the first six months of 2021, an increase of $5.6 million or 9%.

Notable changes in noninterest income categories for the three- and six- months ended June 30, 2022 and 2021 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and six- months ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Service charges and fees on deposit accounts	$4,672	$4,014	$658	16%
Overdraft fees	2,982	2,549	433	17
Customer service and other service fees	106	54	52	96
Credit card fee income	7,885	5,854	2,031	35
Debit card income	2,421	2,661	(240)	(9)
Total service charges and fees	$18,066	$15,132	$2,934	19%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Service charges and fees on deposit accounts	$9,067	$7,950	$1,117	14%
Overdraft fees	5,807	5,141	666	13
Customer service and other service fees	187	100	87	87
Credit card fee income	13,534	10,162	3,372	33
Debit card income	4,722	5,450	(728)	(13)
Total service charges and fees	$33,317	$28,803	$4,514	16%

The increase in credit card fee income for the three and six month comparisons was primarily the result of a larger commercial credit card customer base and increased utilization. The decline in debit card income for the three and six month comparisons was primarily attributable to reduced volume.

Management is monitoring and assessing the industry changes related to the consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three- and six- months ended June 30, 2022, and 2021, in thousands:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Commercial and agricultural loan servicing fees(1)	$649	$738	$(89)	(12)%
Residential mortgage servicing fees	466	459	7	2
Mortgage servicing rights amortization	(281)	(324)	43	13
Total loan servicing income	$834	$873	$(39)	(4)%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Commercial and agricultural loan servicing fees(1)	$886	$1,512	$(626)	(41)%
Residential mortgage servicing fees	920	923	(3)	—
Mortgage servicing rights amortization	(686)	(724)	38	5
Total loan servicing income	$1,120	$1,711	$(591)	(35)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Securities Gains/Losses, Net
For the second quarter of 2022, net security losses totaled $2.1 million compared to net gains of $2.8 million for the second quarter of 2021, a decrease of $4.9 million. For the six months ended June 30, 2022, net securities gains totaled $783,000 compared to net securities gains of $2.8 million for six months ended June 30, 2021, which was a decrease of $2.0 million. During the second quarter of 2022, approximately $158.7 million of securities with an average yield of 2.12% were sold, resulting in a net loss of $2.6 million. The proceeds from the sale of these lower yielding securities were used to purchase securities with an average yield of 4.30%.

Net Gains on Sale of Loans Held for Sale
For the second quarter of 2022, net gains on sale of loans held for sale totaled $2.9 million, which was a decrease of $1.9 million or 39% from $4.8 million in the same quarter of 2021. Loans sold to investors in the second quarter of 2022 totaled $84.6 million compared to $130.2 million during the second quarter of 2021, which was a decrease of $45.5 million or 35%.

For the six months ended June 30, 2022, net gains on sale of loans held for sale totaled $6.3 million compared to $11.2 million during the same period in 2021, a decrease of $4.9 million or 44%. Loans sold to investors in first six months of 2022 totaled $182.9 million compared to $269.5 million for the first six months of 2021, which was a decrease of $86.5 million or 32%.

The decrease for both the quarterly and year-to date comparisons was primarily attributable to a reduction in residential mortgage activity due to recent increases in residential mortgage loan interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights was $0 for the second quarter of 2022 compared to a reduction of $526,000 for the second quarter of 2021. The valuation adjustment on servicing rights totaled $1.7 million for the first six months of 2022 compared to $391,000 for the first six months of 2021, which was an increase of $1.3 million. The increases for both the three and six months periods were primarily due to recent increases in residential mortgage loan interest rates.

Other Noninterest Income
Other noninterest income totaled $7.9 million for the second quarter of 2022, which was an increase of $5.7 million from $2.2 million for the second quarter of 2021. Other noninterest income totaled $11.8 million for the first six months of 2022 compared to $3.3 million for the first six months of 2021. The following items impacted other noninterest income for the quarterly and year-to date comparisons:
•Commercial swap fees and syndication income totaled $4.9 million in the second quarter of 2022 compared to $193,000 for the second quarter of 2021, which was an increase of $4.7 million. Commercial swap fees and syndication income totaled $7.9 million in the first six months of 2022 compared to $271,000 for the first six months of 2021, which was an increase of $7.6 million.
•Gains of $1.9 million were recorded in the second quarter of 2022 on the sale of all VISA B shares held by two subsidiary banks.

Noninterest Expenses

The tables below show noninterest expenses for the three- and six- months ended June 30, 2022, and 2021, in thousands:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Salaries and employee benefits	$64,032	$57,332	$6,700	12%
Occupancy	7,094	7,399	(305)	(4)
Furniture and equipment	3,033	3,501	(468)	(13)
Professional fees	15,987	16,237	(250)	(2)
Advertising	1,283	1,649	(366)	(22)
Core deposit and customer relationship intangibles amortization	2,083	2,415	(332)	(14)
Other real estate and loan collection expenses	78	414	(336)	(81)
(Gain)/loss on sales/valuations of assets, net	(3,230)	183	(3,413)	(1,865)
Acquisition, integration and restructuring costs	2,412	210	2,202	1,049
Partnership investment in tax credit projects	737	1,345	(608)	(45)
Other noninterest expenses	12,970	12,691	279	2
Total noninterest expenses	$106,479	$103,376	$3,103	3%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Salaries and employee benefits	$130,206	$116,394	$13,812	12%
Occupancy	14,456	15,317	(861)	(6)
Furniture and equipment	6,552	6,594	(42)	(1)
Professional fees	31,143	29,727	1,416	5
Advertising	2,838	3,118	(280)	(9)
Core deposit and customer relationship intangibles amortization	4,137	4,931	(794)	(16)
Other real estate and loan collection expenses	273	549	(276)	(50)
(Gain)/loss on sales/valuations of assets, net	(3,184)	377	(3,561)	(945)
Acquisition, integration and restructuring costs	2,988	3,138	(150)	(5)
Partnership investment in tax credit projects	814	1,380	(566)	(41)
Other noninterest expenses	27,053	24,274	2,779	11
Total noninterest expenses	$217,276	$205,799	$11,477	6%

For the second quarter of 2022, total noninterest expenses were $106.5 million compared to $103.4 million for the second quarter of 2021, an increase of $3.1 million or 3%. For the first six months of 2022, noninterest expenses totaled $217.3 million compared to $205.8 million during the first six months of 2021, an increase of $11.5 million or 6%.

Notable changes in noninterest expense categories for the three- and six- months ended June 30, 2022 and 2021 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $64.0 million for the second quarter of 2022 compared to $57.3 million for the second quarter of 2021, which was an increase of $6.7 million or 12%. Salaries and employee benefits totaled $130.2 million and $116.4 million for the six months ended June 30, 2022 and 2021, respectively. The increases for the three and six month periods are primarily attributable to higher salaries expense due to inflationary wage pressures and normalized health care usage in 2022 compared to 2021.

Gain/loss on sales/valuations of assets, net
Net gains on sales/valuations of assets were $3.2 million for the second quarter of 2022 compared to net losses of $183,000 for the second quarter of 2021. For the six months ended June 30, 2022, net gains on sales/valuations of assets were $3.2 million compared to net losses of $377,000 for the six months ended June 30, 2021. During the second quarter of 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was also recorded in conjunction with the sale of an insurance subsidiary.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs were $2.4 million for the second quarter of 2022, which was an increase of $2.2 million from $210,000 for the second quarter of 2021. Acquisition, integration and restructuring costs decreased $150,000 to $3.0 million for the first six months of 2022 compared to $3.1 million for the first six months of 2021. The expenses incurred in the second quarter and first six months of 2022 were primarily related to the progression of the charter consolidation project and will continue through the end of 2023. The expenses incurred in the first six months of 2021 were primarily attributable to the AimBank conversion in February 2021.

Other noninterest expenses
Other noninterest expenses totaled $13.0 million for the second quarter of 2022, which was an increase of $279,000 or 2% from $12.7 million for the second quarter of 2021. Other noninterest expenses totaled $27.1 million for the first six months of 2022 compared to $24.3 million for the first six months of 2021, which was an increase of $2.8 million or 11%. The following items impacted the first six months of 2022 compared to the first six months of 2021:
•Travel and staff and customer entertainment expenses increased $1.3 million to $2.3 million from $956,000. In-person meetings and events were limited in the first half of 2021 due to the pandemic.
•Credit card processing and rebate expenses increased $2.2 million or 48% to $6.9 million from $4.7 million, which was primarily attributable to increased volume.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of reducing to below 57%. During the second quarter of 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased 55 basis points to 57.66% from 57.11% for the second quarter of 2021. For the six months ended June 30, 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased by 416 basis points to 61.02% in comparison with 56.86% for the six months ended June 30, 2021.

The efficiency ratio for the three and six months ended June 30, 2022, was negatively impacted by higher noninterest expenses, which was partially offset by increases in net interest income and noninterest income as noted above.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:
•The consolidation of its eleven bank charters. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements and current and future growth. The resulting efficiencies and expansion in capacity are projected to generate financial benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.15% or less of average assets.
•Branch optimization strategy. During the second quarter of 2022, HTLF sold, closed or consolidated 9 branch locations and expects to close one additional branch by December 31, 2022.

Income Taxes

The effective tax rate was 22.89% for the second quarter of 2022 compared to 21.11% for the second quarter of 2021. The following items impacted the second quarter 2022 and 2021 tax calculations:
•Solar energy tax credits of $702,00 compared to $1.3 million.
•Federal low-income housing tax credits of $135,000 in each quarterly calculation.
•New markets tax credits of $75,000 in each quarterly calculation.
•Historic rehabilitation tax credits of $63,000 compared to $123,000.
•Tax-exempt interest income as a percentage of pre-tax income of 11.05% compared to 8.49%.
•Tax expense of $43,000 compared to a tax benefit of $150,000 resulting from the vesting of restricted stock units.

The effective tax rate was 22.47% for the six months ended June 30, 2022 compared to 21.76% for the six months ended June 30, 2021. The following items impacted HTLF's tax calculation for the first six months of 2022 and 2021:
•Solar energy tax credits of $702,000 compared to $1.4 million.

•Federal low-income housing tax credits of $269,000 for each calculation.
•New markets tax credits of $150,000 for each calculation.
•Historic rehabilitation tax credits of $127,000 compared to $123,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.58% compared to 9.06%.
•Tax benefit of $129,000 compared to a tax benefit of $303,000 resulting from the vesting of restricted stock units.

FINANCIAL CONDITION

Total assets were $19.66 billion at June 30, 2022, an increase of $383.9 million or 2% from $19.27 billion at December 31, 2021. Securities represented 37% and 40% of total assets at June 30, 2022, and December 31, 2021, respectively.

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

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $473.9 million of PPP II loans. At June 30, 2022, HTLF had $2.7 million of PPP I loans outstanding. PPP II loans outstanding at June 30, 2022 totaled $20.3 million, which was net of $681,000 of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Total loans held to maturity were $10.68 billion at June 30, 2022, and $9.95 billion at December 31, 2021, an increase of $723.6 million or 7%. Excluding PPP loans, total loans held to maturity increased $900.5 million or 9% since year-end 2021.

The following table shows the changes in loan balances by loan category since December 31, 2021, in thousands:

	June 30, 2022	December 31, 2021	Change	% Change
Commercial and industrial	$3,059,519	$2,645,085	$414,434	16%
PPP	23,031	199,883	(176,852)	(88)
Owner occupied commercial real estate	2,282,833	2,240,334	42,499	2
Non-owner occupied commercial real estate	2,321,718	2,010,591	311,127	15
Real estate construction	845,045	856,119	(11,074)	(1)
Agricultural and agricultural real estate	836,703	753,753	82,950	11
Residential mortgage	845,270	829,283	15,987	2
Consumer	464,099	419,524	44,575	11
Total loans held to maturity	$10,678,218	$9,954,572	$723,646	7%

Notable changes in the loan portfolio include:
•Commercial and industrial loans increased $414.4 million or 16% to $3.06 billion at June 30, 2022 compared to $2.65 billion at December 31, 2021.
•PPP loans decreased $176.9 million or 88% to $23.0 million at June 30, 2022 compared to $199.9 million at year-end 2021. PPP I loans decreased $24.3 million or 90%, and PPP II loans decreased $152.5 million or 88% during the first six months of 2022 due to forgiveness payments from the SBA. Approximately 99% of total PPP loans have been forgiven.
•Non-owner occupied commercial real estate loans increased $311.1 million or 15% to $2.32 billion at June 30, 2022 compared to $2.01 billion at year-end 2021.
•Agricultural and agricultural real estate loans increased $83.0 million or 11% to $836.7 million at June 30, 2022 compared to $753.8 million at year-end 2021.

The loan growth in the first six months of 2022 was primarily attributable to the expansion of specific commercial lending teams in various HTLF growth markets.

The table below presents the composition of the loan portfolio as of June 30, 2022, and December 31, 2021, in thousands:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,059,519	28.64%	$2,645,085	26.57%
PPP	23,031	0.22	199,883	2.01
Owner occupied commercial real estate	2,282,833	21.38	2,240,334	22.51
Non-owner occupied commercial real estate	2,321,718	21.74	2,010,591	20.20
Real estate construction	845,045	7.91	856,119	8.60
Agricultural and agricultural real estate	836,703	7.84	753,753	7.57
Residential mortgage	845,270	7.92	829,283	8.33
Consumer	464,099	4.35	419,524	4.21
Gross loans receivable held to maturity	10,678,218	100.00%	9,954,572	100.00%
Allowance for credit losses-loans	(101,353)		(110,088)
Loans receivable, net	$10,576,865		$9,844,484

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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $119.1 million at June 30, 2022, which was 1.12% of loans, compared to $125.6 million or 1.26% of loans at December 31, 2021. The following table shows, in thousands, the components of the allowance for lending related credit losses as of June 30, 2022, and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$80,586	67.64%	$88,635	70.59%
Qualitative	26,860	22.55	25,445	20.27
Economic Forecast	11,687	9.81	11,470	9.14
Total	$119,133	100.00%	$125,550	100.00%

Quantitative Allowance
The quantitative allowance decreased $8.0 million to $80.6 million or 68% of the total allowance for lending related credit losses at June 30, 2022, compared to $88.6 million or 71% of the total allowance at December 31, 2021. Positively impacting the quantitative allowance was a reduction of $120.9 million in nonpass loans since year-end 2021. Included in the quantitative allowance for June 30, 2022, and December 31, 2021, were specific reserves of $5.0 million and $7.6 million, respectively.

Qualitative Allowance
The qualitative allowance totaled $26.9 million or 23% of the total allowance for lending related credit losses at June 30, 2022, compared to $25.4 million or 20% at December 31, 2021. Management assesses several risk factors in the qualitative calculation, and in making its assessment at June 30, 2022, adjusted several factors to reflect current market conditions and the sustainability of current credit quality trends.

Economic Forecasting
The economic forecast allowance was $11.7 million or 10% of the total allowance for lending related credit losses at June 30, 2022, compared to $11.5 million or 9% of the total allowance for lending related credit losses at December 31, 2021. HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in the methodology. At June 30, 2022, Moody's June 13, 2022, baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period.

For the June 30, 2022 calculation, the economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for continued economic headwinds, such as inflation, supply chain challenges, workforce shortages, wage pressures and COVID-19 variants, which are leading to higher interest rates and recession concerns.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and six- months ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30,
	2022	2021
Balance at beginning of period	$100,522	$130,172
Provision (benefit) for credit losses	1,545	(6,466)
Recoveries on loans previously charged off	759	517
Charge-offs on loans	(1,473)	(3,497)
Balance at end of period	$101,353	$120,726
Allowance for credit losses for loans as a percent of loans	0.95%	1.21%
Annualized ratio of net charge offs to average loans	0.03%	0.12%

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$110,088	$131,606
Provision (benefit) for credit losses	4,173	(6,450)
Recoveries on loans previously charged off	1,782	1,193
Charge-offs on loans	(14,690)	(5,623)
Balance at end of period	$101,353	$120,726

Allowance for credit losses for loans as a percent of loans	0.95%	1.21%
Annualized ratio of net charge offs to average loans	0.25%	0.09%

The allowance for credit losses for loans totaled $101.4 million at June 30, 2022, compared to $110.1 million at December 31, 2021, and $120.7 million at June 30, 2021. The allowance for credit losses for loans at June 30, 2022, was 0.95% of loans compared to 1.11% of loans at December 31, 2021. The following items have impacted the allowance for credit losses for loans for the six months ended June 30, 2022:
•Net charge offs for the first six months of 2022 totaled $12.9 million compared to $4.4 million for the first six months of 2021, which was an increase of $8.5 million. Included in net charge-offs for the first six months of 2022 were two charge-offs totaling $9.2 million related to two lending relationships which had collateral deficiencies due to customer fraud. Additionally, in the first six months of 2022, a charge-off totaling $2.6 million was recorded for one agricultural-related credit that had been substantially reserved for in a prior period.
•Nonpass loans decreased $120.9 million or 16% to $620.3 million at June 30, 2022 from $741.3 million at December 31, 2021.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Balance at beginning of period	16,079	14,619
Provision (benefit) for credit losses	1,701	(617)
Balance at end of period	$17,780	$14,002

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$15,462	$15,280
Provision (benefit) for credit losses	2,318	(1,278)
Balance at end of period	$17,780	$14,002

The allowance for unfunded commitments totaled $17.8 million as of June 30, 2022, compared to $15.5 million as of December 31, 2021, and $14.0 million as of June 30, 2021. Unfunded commitments increased $628.7 million to $4.46 billion at June 30, 2022 compared to $3.83 billion at December 31, 2021.

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

The nonpass loans totaled $620.3 million or 5.8% of total loans as of June 30, 2022 compared to $741.3 million or 7.4% of total loans as of December 31, 2021. As of June 30, 2022, the nonpass loans consisted of approximately 50% watch loans and 50% substandard loans. The percent of nonpass loans on nonaccrual status as of June 30, 2022, was 10%.

Included in the nonpass loans at June 30, 2022 were $5.3 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	June 30,		December 31,
	2022	2021	2021	2020
Nonaccrual loans	$62,909	$85,268	$69,369	$87,386
Loans contractually past due 90 days or more	95	97	550	720
Total nonperforming loans	63,004	85,365	69,919	88,106
Other real estate	4,528	6,314	1,927	6,624
Other repossessed assets	—	50	43	240
Total nonperforming assets	$67,532	$91,729	$71,889	$94,970
Performing troubled debt restructured loans(1)	$1,350	$2,122	$817	$2,370
Nonperforming loans to total loans	0.59%	0.85%	0.70%	0.88%
Nonperforming assets to total loans plus repossessed property	0.63	0.92	0.72	0.95
Nonperforming assets to total assets	0.34	0.50	0.37	0.53

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The performing troubled debt restructured loans above do not include any loan modifications initially made under COVID-19 modification programs. The COVID-19 modification programs expired on January 1, 2022.

The schedules below summarize the changes in nonperforming assets during the three- and six- months ended June 30, 2022, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2022	$64,420	$1,422	$34	$65,876
Loan foreclosures	(4,048)	4,031	17	—
Net loan charge-offs	(714)	—	—	(714)
New nonperforming loans	8,590	—	—	8,590
Reduction of nonperforming loans(1)	(5,244)	—	—	(5,244)
OREO/Repossessed assets sales proceeds	—	(719)	(51)	(770)
OREO/Repossessed assets writedowns, net	—	(206)	—	(206)
June 30, 2022	$63,004	$4,528	$—	$67,532
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2021	$69,919	$1,927	$43	$71,889
Loan foreclosures	(4,737)	4,684	53	—
Net loan charge-offs	(12,908)	—	—	(12,908)
New nonperforming loans	24,422	—	—	24,422
Reduction of nonperforming loans(1)	(13,692)	—	—	(13,692)
OREO/Repossessed assets sales proceeds	—	(1,835)	(92)	(1,927)
OREO/Repossessed assets writedowns, net	—	(248)	(4)	(252)
June 30, 2022	$63,004	$4,528	$—	$67,532

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $4.4 million or 6% to $67.5 million or 0.34% of total assets at June 30, 2022, compared to $71.9 million or 0.37% of total assets at December 31, 2021. Nonperforming loans were $63.0 million at June 30, 2022, compared to $69.9 million at December 31, 2021, which represented 0.59% and 0.70% of total loans at June 30, 2022, and December 31, 2021, respectively. At June 30, 2022, approximately $40.4 million or 64% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to fifteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $14.9 million at June 30, 2022, compared to $14.5 million at December 31, 2021.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 37% and 40% of total assets at June 30, 2022, and December 31, 2021, respectively. Total securities carried at fair value as of June 30, 2022, were $7.11 billion, a decrease of $424.2 million or 6% from $7.53 billion at December 31, 2021.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of June 30, 2022, and December 31, 2021, in thousands:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
U.S. treasuries	$13,890	0.19%	$1,008	0.01%
U.S. agencies	45,216	0.62	193,384	2.51
Obligations of states and political subdivisions	1,747,282	24.02	2,169,742	28.19
Mortgage-backed securities - agency	1,965,309	27.02	2,349,289	30.52
Mortgage-backed securities - non-agency	2,192,437	30.14	1,743,379	22.65
Commercial mortgage-backed securities - agency	97,851	1.35	123,912	1.61
Commercial mortgage-backed securities - non-agency	714,241	9.82	600,888	7.81
Asset-backed securities	382,822	5.26	409,653	5.32
Corporate bonds	8,672	0.12	3,040	0.04
Equity securities with a readily determinable fair value	20,437	0.28	20,788	0.27
Other securities	85,899	1.18	82,567	1.07
Total securities	$7,274,056	100.00%	$7,697,650	100.00%

HTLF's securities portfolio had an expected modified duration of 5.83 years as of June 30, 2022, compared to 5.26 years as of December 31, 2021.

At June 30, 2022, HTLF had $85.9 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $17.23 billion as of June 30, 2022, compared to $16.42 billion at December 31, 2021, an increase of $808.3 million or 5%.

The following table shows the changes in deposit balances by deposit type since year-end 2021, in thousands:

	June 30, 2022	December 31, 2021	Change	% Change
Demand deposits	$6,087,304	$6,495,326	$(408,022)	(6)%
Savings deposits	10,059,678	8,897,909	1,161,769	13
Time deposits	1,078,568	1,024,020	54,548	5
Total	$17,225,550	$16,417,255	$808,295	5%

The table below presents the composition of deposits by category as of June 30, 2022, and December 31, 2021, in thousands:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Demand	$6,087,304	35.34%	$6,495,326	39.57%
Savings	10,059,678	58.40	8,897,909	54.20
Time	1,078,568	6.26	1,024,020	6.23
Total	$17,225,550	100.00%	$16,417,255	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2022, and December 31, 2021, in thousands:

	June 30, 2022	December 31, 2021	Change	% Change
Securities sold under agreement to repurchase	$88,251	$122,996	$(34,745)	(28)%
Other short-term borrowings	9,498	8,601	897	10
Total	$97,749	$131,597	$(33,848)	(26)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. The amount of short-term borrowings was $97.7 million at June 30, 2022, compared to $131.6 million at December 31, 2021, a decrease of $33.8 million or 26%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $88.3 million at June 30, 2022, compared to $123.0 million at December 31, 2021, a decrease of $34.7 million or 28%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first six months of 2022, and the outstanding balance was $0 at both June 30, 2022, and December 31, 2021.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2022, and December 31, 2021, in thousands:

	June 30, 2022	December 31, 2021	Change	% Change
Advances from the FHLB	$800	$898	$(98)	(11)%
Trust preferred securities	147,800	147,316	484	—
Contracts payable for purchase of real estate and other assets	1,482	1,593	(111)	(7)
Subordinated notes	222,456	222,265	191	—
Total	$372,538	$372,072	$466	—%

As of June 30, 2022, the amount of other borrowings was $372.5 million, an increase of $466,000 or less than 1% since year-end 2021.

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

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of June 30, 2022, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/2022(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	4.78%	03/17/2034	09/17/2022
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	2.37	04/07/2036	10/07/2022
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	3.31	09/15/2037	09/15/2022
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	3.08	09/01/2037	09/01/2022
Morrill Statutory Trust I	9,323	12/19/2002	3.25% over LIBOR	5.45	12/26/2032	09/26/2022
Morrill Statutory Trust II	9,032	12/17/2003	2.85% over LIBOR	4.88	12/17/2033	09/17/2022
Sheboygan Statutory Trust I	6,747	09/17/2003	2.95% over LIBOR	4.98	09/17/2033	09/17/2022
CBNM Capital Trust I	4,533	09/10/2004	3.25% over LIBOR	5.08	12/15/2034	09/15/2022
Citywide Capital Trust III	6,577	12/19/2003	2.80% over LIBOR	4.09	12/19/2033	10/23/2022
Citywide Capital Trust IV	4,440	09/30/2004	2.20% over LIBOR	3.71	09/30/2034	08/23/2022
Citywide Capital Trust V	12,311	05/31/2006	1.54% over LIBOR	3.37	07/25/2036	09/15/2022
OCGI Statutory Trust III	3,016	06/27/2002	3.65% over LIBOR	4.69	09/30/2032	09/30/2022
OCGI Capital Trust IV	5,483	09/23/2004	2.50% over LIBOR	4.33	12/15/2034	09/15/2022
BVBC Capital Trust II	7,298	04/10/2003	3.25% over LIBOR	4.54	04/24/2033	10/24/2022
BVBC Capital Trust III	9,493	07/29/2005	1.60% over LIBOR	3.85	09/30/2035	09/30/2022
Total trust preferred costs	147,843
Less: deferred issuance costs	(43)
	$147,800

(1) Effective weighted average interest rate as of June 30, 2022, was 4.17%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2022	15.14%	11.95%	11.16%	8.79%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$13,944,160	$13,944,160	$13,944,160	N/A
Average assets	N/A	N/A	N/A	$18,964,752

December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872
.1514

At June 30, 2022, and December 31, 2021, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $707.9 million and $758.6 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $429.7 million and $502.1 million at June 30, 2022, and December 31, 2021, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2022, and December 31, 2021, commitments to extend credit aggregated $4.45 billion and $3.83 billion, respectively. Standby letters of credit aggregated $58.3 million at June 30, 2022, and $51.4 million at December 31, 2021.

At June 30, 2022, and December 31, 2021, HTLF's banks had $749.4 million and $735.3 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2022, that are ordinary routine litigation incidental to business.

On August 5, 2022, HTLF paid $4.5 million to settle a lawsuit related to pending litigation involving a former customer of AimBank. The aggregate amount of cash consideration paid in the AimBank transaction in December 2020 was reduced by $5.3 million as a holdback against any losses that might be incurred as a result of this pending litigation. The final amount payable to the AimBank shareholders under the holdback will be determined in accordance with the terms of the merger agreement. However, it is the opinion of management that the settlement of this legal action will not have a material effect on HTLF's consolidated position or results of operations.

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

At June 30, 2022, HTLF had $384.8 million of cash and cash equivalents, time deposits in other financial institutions of $1.9 million and securities carried at fair value of $7.11 billion.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of June 30, 2022, short-term borrowings outstanding totaled $97.7 million.

As of June 30, 2022, HTLF had $372.5 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At June 30, 2022, HTLF had $974.7 million of borrowing capacity under these programs. Additionally, at June 30, 2022, HTLF had $534.4 million of borrowing capacity at the Federal Reserve Banks' discount window.

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

At June 30, 2022, the parent company had cash of $278.9 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which is renewed annually, most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2022. This credit agreement contains specific financial covenants, all of which HTLF complied with as of June 30, 2022.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2022, and June 30, 2021, provided the following results, in thousands:

	2022		2021
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$596,846	(2.43)%	$500,955	(1.95)%
Base	611,715	—	510,916	—
Up 200 Basis Points	628,011	2.66	534,488	4.61
Year 2
Down 100 Basis Points	$590,415	(3.48)%	$462,500	(9.48)%
Base	646,665	5.71	492,979	(3.51)
Up 200 Basis Points	680,461	11.24	555,444	8.72

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
•During the three months ended June 30, 2022, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2022, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $83.2 million as of June 30, 2022, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2022.

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

Dated: August 5, 2022