Form 10-Q
period 2022-09-30
HEARTLAND FINANCIAL USA INC
filed 2022-11-07
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2022, the Registrant had outstanding 42,444,820 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash and due from banks	$250,394	$163,895
Interest bearing deposits with other banks and other short-term investments	149,466	271,704
Cash and cash equivalents	399,860	435,599
Time deposits in other financial institutions	1,740	2,894
Securities:
Carried at fair value (cost of $6,739,802 at September 30, 2022, and $7,536,338 at December 31, 2021)	6,060,331	7,530,374
Held to maturity, net of allowance for credit losses of $0 at both September 30, 2022, and December 31, 2021 (fair value of $782,805 at September 30, 2022, and $94,139 at December 31, 2021)	830,247	84,709
Other investments, at cost	80,286	82,567
Loans held for sale	9,570	21,640
Loans receivable:
Held to maturity	10,923,532	9,954,572
Allowance for credit losses	(105,715)	(110,088)
Loans receivable, net	10,817,817	9,844,484
Premises, furniture and equipment, net	194,789	204,999
Premises, furniture and equipment held for sale	8,796	10,828
Other real estate, net	8,030	1,927
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	26,995	32,988
Servicing rights, net	8,379	6,890
Cash surrender value on life insurance	193,184	191,722
Other assets	466,921	246,923
TOTAL ASSETS	$19,682,950	$19,274,549
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$6,083,563	$6,495,326
Savings	10,060,523	8,897,909
Time	1,123,035	1,024,020
Total deposits	17,267,121	16,417,255
Short-term borrowings	147,000	131,597
Other borrowings	371,446	372,072
Accrued expenses and other liabilities	241,425	171,447
TOTAL LIABILITIES	18,026,992	17,092,371
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both September 30, 2022, and December 31, 2021; none issued or outstanding at both September 30, 2022, and December 31, 2021)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both September 30, 2022, and December 31, 2021)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2022, and December 31, 2021; none issued or outstanding at both September 30, 2022, and December 31, 2021)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both September 30, 2022, and December 31, 2021; none issued or outstanding at both September 30, 2022, and December 31, 2021)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both September 30, 2022, and December 31, 2021; none issued or outstanding at both September 30, 2022, and December 31, 2021)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both September 30, 2022, and December 31, 2021; 11,500 shares issued and outstanding at both September 30, 2022 and December 31, 2021)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both September 30, 2022, and December 31, 2021; issued 42,444,106 shares at September 30, 2022, and 42,275,264 shares at December 31, 2021)	42,444	42,275
Capital surplus	1,079,277	1,071,956
Retained earnings	1,074,168	962,994
Accumulated other comprehensive loss	(650,636)	(5,752)
TOTAL STOCKHOLDERS' EQUITY	1,655,958	2,182,178
TOTAL LIABILITIES AND EQUITY	$19,682,950	$19,274,549

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$122,913	$112,062	$334,000	$336,416
Interest on securities:
Taxable	45,648	32,384	116,366	94,373
Nontaxable	6,164	4,609	17,874	13,673
Interest on federal funds sold	—	—	—	1
Interest on interest bearing deposits in other financial institutions	1,081	132	1,715	258
TOTAL INTEREST INCOME	175,806	149,187	469,955	444,721
INTEREST EXPENSE:
Interest on deposits	15,158	3,444	24,665	11,629
Interest on short-term borrowings	360	98	494	348
Interest on other borrowings (includes $189 and $(543) of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2022 and 2021, respectively, and $552 and $(1,601) of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021, respectively)	4,412	3,102	11,780	9,378
TOTAL INTEREST EXPENSE	19,930	6,644	36,939	21,355
NET INTEREST INCOME	155,876	142,543	433,016	423,366
Provision (benefit) for credit losses	5,492	(4,534)	11,983	(12,262)
NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR CREDIT LOSSES	150,384	147,077	421,033	435,628
NONINTEREST INCOME:
Service charges and fees	17,282	15,551	50,599	44,354
Loan servicing income	831	784	1,951	2,495
Trust fees	5,372	6,221	17,130	18,037
Brokerage and insurance commissions	649	866	2,357	2,584
Securities gains (losses), net (includes $(1,070) and $1,535 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2022 and 2021, respectively, and $(1,720) and $4,347 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021, respectively)	(1,055)	1,535	(272)	4,347
Unrealized gain (loss) on equity securities, net	(211)	112	(615)	85
Net gains on sale of loans held for sale	1,832	5,281	8,144	16,454
Valuation adjustment on servicing rights	—	195	1,658	586
Income on bank owned life insurance	694	940	1,741	2,706
Other noninterest income	3,787	1,239	15,596	4,557
TOTAL NONINTEREST INCOME	29,181	32,724	98,289	96,205
NONINTEREST EXPENSES:
Salaries and employee benefits	62,661	60,689	192,867	177,083
Occupancy	6,794	7,366	21,250	22,683
Furniture and equipment	2,928	3,365	9,480	9,959
Professional fees	16,277	17,242	47,420	46,969
Advertising	1,554	1,921	4,392	5,039
Core deposit and customer relationship intangibles amortization	1,856	2,295	5,993	7,226
Other real estate and loan collection expenses	304	78	577	627
(Gain)/loss on sales/valuations of assets, net	(251)	(3)	(3,435)	374
Acquisition, integration and restructuring costs	2,156	204	5,144	3,342
Partnership investment in tax credit projects	979	2,374	1,793	3,754
Other noninterest expenses	13,625	15,096	40,678	39,370
TOTAL NONINTEREST EXPENSES	108,883	110,627	326,159	316,426
INCOME BEFORE INCOME TAXES	70,682	69,174	193,163	215,407
Income taxes (includes $302 and $524 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the three months ended September 30, 2022 and 2021, respectively, and $466 and $1,501 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021, respectively)	14,118	13,250	41,637	45,064
NET INCOME	56,564	55,924	151,526	170,343
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$54,551	$53,911	$145,488	$164,305
EARNINGS PER COMMON SHARE - BASIC	$1.28	$1.27	$3.43	$3.89
EARNINGS PER COMMON SHARE - DILUTED	$1.28	$1.27	$3.42	$3.88
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.25	$0.81	$0.69
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$56,564	$55,924	$151,526	$170,343
OTHER COMPREHENSIVE INCOME (LOSS)
Securities:
Net change in unrealized gain (loss) on securities	(218,463)	(44,968)	(860,365)	(65,613)
Reclassification adjustment for net (gains) losses realized in net income	1,070	(1,535)	1,720	(4,347)
Income taxes	53,529	12,181	213,328	18,264
Other comprehensive loss on securities	(163,864)	(34,322)	(645,317)	(51,696)
Derivatives used in cash flow hedging relationships:
Net change in unrealized gain on derivatives	—	2,220	—	4,853
Reclassification adjustment for net (gains) losses on derivatives realized in net income	189	(543)	552	(1,601)
Income taxes	(43)	(392)	(119)	(725)
Other comprehensive income on cash flow hedges	146	1,285	433	2,527
Other comprehensive loss	(163,718)	(33,037)	(644,884)	(49,169)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(107,154)	$22,887	$(493,358)	$121,174

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,526	$170,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,758	20,342
Provision (benefit) for credit losses	11,983	(12,262)
Net amortization of premium on securities	50,886	30,975
Securities (gains) losses, net	272	(4,347)
Unrealized (gain) loss on equity securities, net	615	(85)
Stock based compensation	7,411	6,732
Loans originated for sale	(244,908)	(364,808)
Proceeds on sales of loans held for sale	263,904	401,078
Net gains on sale of loans held for sale	(6,926)	(15,399)
(Increase) decrease in accrued interest receivable	(5,348)	353
Decrease in prepaid expenses	1,479	318
Increase (decrease) in accrued interest payable	483	(271)
Capitalization of servicing rights	(1,218)	(1,055)
Valuation adjustment on servicing rights	(1,658)	(586)
(Gain) loss on sales/valuations of assets, net	(390)	1,970
Net excess tax benefit from stock based compensation	129	304
Other, net	66,142	(751)
NET CASH PROVIDED BY OPERATING ACTIVITIES	313,140	232,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(9)
Proceeds from the sale of securities available for sale	1,031,521	799,588
Proceeds from the sale of securities held to maturity	2,337	—
Proceeds from the maturity of and principal paydowns on securities available for sale	758,453	722,512
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,500	4,634
Proceeds from the maturity of time deposits in other financial institutions	1,154	—
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	13,674	2,843
Purchase of securities available for sale	(1,982,073)	(2,941,662)
Purchase of other investments	(10,045)	(10,922)
Net (increase) decrease in loans	(1,002,220)	150,876
Purchase of bank owned life insurance policies	(209)	(196)
Proceeds from bank owned life insurance policies	502	—
Capital expenditures	(12,276)	(15,705)
Proceeds from the sale of equipment	6,789	7,332
Net cash expended in divestitures	(50,616)	(15,682)
Proceeds on sale of OREO and other repossessed assets	2,564	5,032
NET CASH USED BY INVESTING ACTIVITIES	$(1,237,945)	$(1,291,359)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	$(396,552)	$855,996
Net increase in savings deposits	1,204,574	411,864
Net increase (decrease) in time deposit accounts	105,695	(198,024)
Net increase in short-term borrowings	14,003	97,748
Proceeds from short term advances	236,000	51,700
Repayments of short term advances	(236,000)	(51,700)
Proceeds from other borrowings	—	147,614
Repayments of other borrowings	(198)	(233,765)
Proceeds from issuance of common stock	1,896	1,716
Dividends paid	(40,352)	(35,139)
NET CASH PROVIDED BY FINANCING ACTIVITIES	889,066	1,048,010
Net decrease in cash and cash equivalents	(35,739)	(10,498)
Cash and cash equivalents at beginning of year	435,599	337,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$399,860	$327,405
Supplemental disclosures:
Cash paid for income/franchise taxes	$33,412	$42,425
Cash paid for interest	36,456	21,632
Loans transferred to OREO	8,458	2,713
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	4,555	1,564
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	396
Dividends declared, not paid	2,013	2,013
Transfer of available for sale securities to held to maturity securities	748,252	—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2021	$110,705	$42,245	$1,066,765	$883,484	$56,587	$2,159,786
Comprehensive income (loss)				55,924	(33,037)	22,887
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.25 per share				(10,561)		(10,561)
Issuance of 4,640 shares of common stock		5	192			197
Stock based compensation			1,956			1,956
Balance at September 30, 2021	$110,705	$42,250	$1,068,913	$926,834	$23,550	$2,172,252

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				170,343	(49,169)	121,174
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.69 per share				(29,101)		(29,101)
Issuance of 156,230 shares of common stock		156	98			254
Stock based compensation			6,732			6,732
Balance at September 30, 2021	$110,705	$42,250	$1,068,913	$926,834	$23,550	$2,172,252

Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068
Comprehensive income (loss)				56,564	(163,718)	(107,154)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.27 per share				(11,459)		(11,459)
Issuance of 4,667 shares of common stock		5	190			195
Stock based compensation			2,321			2,321
Balance at September 30, 2022	$110,705	$42,444	$1,079,277	$1,074,168	$(650,636)	$1,655,958

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				151,526	(644,884)	(493,358)
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.81 per share				(34,314)		(34,314)
Issuance of 168,842 shares of common stock		169	(90)			79
Stock based compensation			7,411			7,411
Balance at September 30, 2022	$110,705	$42,444	$1,079,277	$1,074,168	$(650,636)	$1,655,958

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2022, are not necessarily indicative of the results expected for the year ending December 31, 2022.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine- months ended September 30, 2022 and 2021, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended September 30,
	2022	2021
Net income	$56,564	$55,924
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$54,551	$53,911

Weighted average common shares outstanding for basic earnings per share	42,575	42,303
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	69	113
Weighted average common shares for diluted earnings per share	42,644	42,416
Earnings per common share — basic	$1.28	$1.27
Earnings per common share — diluted	$1.28	$1.27
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	4	3

	Nine Months Ended September 30,
	2022	2021
Net income	$151,526	$170,343
Preferred dividends	(6,038)	(6,038)
Net income available to stockholders	$145,488	$164,305

Weighted average common shares outstanding for basic earnings per share	42,471	42,241
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	125	140
Weighted average common shares for diluted earnings per share	42,596	42,381
Earnings per common share — basic	$3.43	$3.89
Earnings per common share — diluted	$3.42	$3.88
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	8	1

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting."  In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial. The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF formed a working group that was responsible for the planning, assessment and execution of the transition from LIBOR as an interest rate benchmark to term SOFR. Currently, HTLF has adjustable rate loans, several debt obligations and securities and derivative instruments in place that reference LIBOR-based rates. HTLF’s transition plan included the cessation of the use of LIBOR as a reference rate to term SOFR as a replacement rate at December 31, 2021.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For loan and lease agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modifications would be considered "minor" with the result that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement, with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the ASC, ASU 2020-04 must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. HTLF anticipates that ASU 2020-04 will simplify any modifications executed between the selected start date and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract that would result in writing off unamortized fees/costs. Management will continue to actively assess the impacts of ASU 2020-04 and the related opportunities and risks involved in the LIBOR transition.

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

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
U.S. treasuries	$27,364	$—	$(627)	$26,737
U.S. agencies	49,604	—	(6,304)	43,300
Obligations of states and political subdivisions	1,052,960	1	(218,338)	834,623
Mortgage-backed securities - agency	2,097,286	67	(269,077)	1,828,276
Mortgage-backed securities - non-agency	2,261,005	2,730	(140,876)	2,122,859
Commercial mortgage-backed securities - agency	102,289	—	(16,141)	86,148
Commercial mortgage-backed securities - non-agency	708,763	—	(19,088)	689,675
Asset-backed securities	411,063	—	(11,031)	400,032
Corporate bonds	9,210	—	(787)	8,423
Total debt securities	6,719,544	2,798	(682,269)	6,040,073
Equity securities with a readily determinable fair value	20,258	—	—	20,258
Total	$6,739,802	$2,798	$(682,269)	$6,060,331
December 31, 2021
U.S. treasuries	$997	$11	$—	$1,008
U.S. agencies	193,932	264	(812)	193,384
Obligations of states and political subdivisions	2,045,386	56,263	(16,616)	2,085,033
Mortgage-backed securities - agency	2,388,601	11,870	(51,182)	2,349,289
Mortgage-backed securities - non-agency	1,749,838	4,570	(11,029)	1,743,379
Commercial mortgage-backed securities - agency	125,397	1,429	(2,914)	123,912
Commercial mortgage-backed securities - non-agency	600,253	998	(363)	600,888
Asset-backed securities	408,167	2,803	(1,317)	409,653
Corporate bonds	2,979	61	—	3,040
Total debt securities	7,515,550	78,269	(84,233)	7,509,586
Equity securities with a readily determinable fair value	20,788	—	—	20,788
Total	$7,536,338	$78,269	$(84,233)	$7,530,374

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
September 30, 2022
Obligations of states and political subdivisions	$830,247	$1,761	$(49,203)	$782,805	$—
Total	$830,247	$1,761	$(49,203)	$782,805	$—
December 31, 2021
Obligations of states and political subdivisions	$84,709	$9,430	$—	$94,139	$—
Total	$84,709	$9,430	$—	$94,139	$—

During the third quarter of 2022, HTLF transferred taxable municipal bonds with an amortized cost basis of $934.5 million and fair value of $748.3 million from available for sale to held to maturity. On the date of the transfer, accumulated other comprehensive income (loss) included $186.3 million of net unrealized losses, after tax, attributable to these securities, and the net unrealized losses will be amortized into interest income over the remaining life of the transferred securities. The bonds were transferred at fair value at the date of transfer.

As of September 30, 2022, and December 31, 2021, HTLF had $28.5 million and $29.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,490	$1,486
Due in 1 to 5 years	30,702	29,814
Due in 5 to 10 years	54,131	46,087
Due after 10 years	1,052,815	835,696
Total debt securities	1,139,138	913,083
Mortgage and asset-backed securities	5,580,406	5,126,990
Equity securities with a readily determinable fair value	20,258	20,258
Total investment securities	$6,739,802	$6,060,331

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2022, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$4,772	$4,773
Due in 1 to 5 years	68,014	67,496
Due in 5 to 10 years	125,603	121,978
Due after 10 years	631,858	588,558
Total debt securities	$830,247	$782,805

As of September 30, 2022, and December 31, 2021, securities with a carrying value of $1.27 billion and $1.66 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and nine months ended September 30, 2022 and 2021, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$57,610	$169,108	$1,031,521	$799,588
Gross security gains	—	1,591	7,298	5,880
Gross security losses	1,070	56	9,018	1,533

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of September 30, 2022, and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for

12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2021, and December 31, 2020, respectively. For the securities transferred to held to maturity during the third quarter of 2022, the reference point was the date of the transfer.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2022
U.S. treasuries	$26,737	$(627)	4	$—	$—	—	$26,737	$(627)	4
U.S. agencies	27,662	(2,398)	6	15,638	(3,906)	1	43,300	(6,304)	7
Obligations of states and political subdivisions	703,542	(175,773)	141	127,428	(42,565)	41	830,970	(218,338)	182
Mortgage-backed securities - agency	523,192	(53,036)	143	1,303,192	(216,041)	82	1,826,384	(269,077)	225
Mortgage-backed securities - non-agency	1,317,914	(93,124)	35	394,034	(47,752)	16	1,711,948	(140,876)	51
Commercial mortgage-backed securities - agency	30,467	(2,733)	14	55,681	(13,408)	11	86,148	(16,141)	25
Commercial mortgage-backed securities - non-agency	626,025	(18,189)	19	63,650	(899)	2	689,675	(19,088)	21
Asset-backed securities	130,835	(4,860)	8	57,620	(6,171)	5	188,455	(11,031)	13
Corporate bonds	8,422	(787)	7	—	—	—	8,422	(787)	7
Total temporarily impaired securities	$3,394,796	$(351,527)	377	$2,017,243	$(330,742)	158	$5,412,039	$(682,269)	535
December 31, 2021
U.S. agencies	$100,839	$(812)	2	$—	$—	—	$100,839	$(812)	2
Obligations of states and political subdivisions	596,866	(10,115)	113	236,329	(6,501)	49	833,195	(16,616)	162
Mortgage-backed securities - agency	1,383,808	(33,291)	83	474,724	(17,891)	19	1,858,532	(51,182)	102
Mortgage-backed securities - non-agency	929,515	(10,870)	27	23,821	(159)	5	953,336	(11,029)	32
Commercial mortgage-backed securities - agency	26,999	(689)	8	53,025	(2,225)	5	80,024	(2,914)	13
Commercial mortgage-backed securities - non-agency	74,450	(145)	3	14,124	(218)	2	88,574	(363)	5
Asset-backed securities	113,945	(1,201)	6	13,799	(116)	6	127,744	(1,317)	12
Total temporarily impaired securities	$3,226,422	$(57,123)	242	$815,822	$(27,110)	86	$4,042,244	$(84,233)	328

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2022
Obligations of states and political subdivisions	$708,291	$(49,203)	161	$—	$—	—	$708,291	$(49,203)	161
Total temporarily impaired securities	$708,291	(49,203)	161	$—	$—	—	$708,291	(49,203)	161

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2022 and 2021.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2022 and 2021.

In the first quarter of 2022, HTLF sold two obligations of states and political subdivisions securities from the held to maturity portfolio. Because the evaluation of the underlying credit quality of the individual securities indicated significant deterioration, it was unlikely HTLF would recover the remaining basis of the securities prior to maturity and therefore inconsistent with HTLF's original intent upon purchase and classification of these held to maturity securities. The carrying value of these securities was $2.2 million, and the associated gross gains were $100,000.

The credit loss model under ASC 326-30, applicable to held to maturity debt securities, requires the recognition of lifetime expected credit losses through an allowance account at the time when the security is purchased. The following tables present, in thousands, the activity in the allowance for credit losses for securities held to maturity by obligations of states and political subdivisions securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Beginning balance	$—	$51
Provision (benefit) for credit losses	—	(51)
Balance at period end	$—	$—

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$—	$51
Provision (benefit) for credit losses	—	(51)
Balance at period end	$—	$—

Based on HTLF's credit loss methodology applicable to held to maturity debt securities, no allowance for credit losses was required at both September 30, 2022, and December 31, 2021.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of September 30, 2022, and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the securities:

	September 30, 2022	December 31, 2021
Rating
AAA	$94,727	$3,265
AA, AA+, AA-	576,141	61,471
A+, A, A-	135,835	15,034
BBB	23,544	4,939
Not Rated	—	—
Total	$830,247	$84,709

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas, San Francisco and Topeka at an amortized cost of $18.6 million at September 30, 2022, and $22.6 million at December 31, 2021.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2022, and December 31, 2021, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of September 30, 2022, and December 31, 2021, were as follows, in thousands:

	September 30, 2022	December 31, 2021
Loans receivable held to maturity:
Commercial and industrial	$3,278,703	$2,645,085
Paycheck Protection Program ("PPP")	13,506	199,883
Owner occupied commercial real estate	2,285,973	2,240,334
Non-owner occupied commercial real estate	2,219,542	2,010,591
Real estate construction	996,017	856,119
Agricultural and agricultural real estate	781,354	753,753
Residential real estate	852,928	829,283
Consumer	495,509	419,524
Total loans receivable held to maturity	10,923,532	9,954,572
Allowance for credit losses	(105,715)	(110,088)
Loans receivable, net	$10,817,817	$9,844,484

As of September 30, 2022, and December 31, 2021, HTLF had $41.4 million and $35.3 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at September 30, 2022, and December 31, 2021, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
September 30, 2022
Commercial and industrial	$7,260	$23,003	$30,263	$21,696	$3,257,007	$3,278,703
PPP	—	—	—	—	13,506	13,506
Owner occupied commercial real estate	365	16,607	16,972	8,851	2,277,122	2,285,973
Non-owner occupied commercial real estate	—	14,809	14,809	11,643	2,207,899	2,219,542
Real estate construction	—	24,270	24,270	1,547	994,470	996,017
Agricultural and agricultural real estate	128	2,439	2,567	6,343	775,011	781,354
Residential real estate	—	7,426	7,426	1,622	851,306	852,928
Consumer	—	9,408	9,408	—	495,509	495,509
Total	$7,753	$97,962	$105,715	$51,702	$10,871,830	$10,923,532

December 31, 2021
Commercial and industrial	$4,562	$23,176	$27,738	$13,551	$2,631,534	$2,645,085
PPP	—	—	—	—	199,883	199,883
Owner occupied commercial real estate	105	19,109	19,214	8,552	2,231,782	2,240,334
Non-owner occupied commercial real estate	610	17,298	17,908	12,557	1,998,034	2,010,591
Real estate construction	—	22,538	22,538	—	856,119	856,119
Agricultural and agricultural real estate	2,369	2,844	5,213	13,773	739,980	753,753
Residential real estate	—	8,427	8,427	855	828,428	829,283
Consumer	—	9,050	9,050	—	419,524	419,524
Total	$7,646	$102,442	$110,088	$49,288	$9,905,284	$9,954,572

HTLF had $15.9 million of troubled debt restructured loans at September 30, 2022, of which $7.9 million were classified as nonaccrual and $8.0 million were accruing according to the restructured terms. HTLF had $10.4 million of troubled debt restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms.

The following tables provide information on troubled debt restructured loans that were modified during the three- and nine- months ended September 30, 2022, and September 30, 2021, dollars in thousands. The provisions of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which modified troubled debt restructured loan classification, expired on January 1, 2022, and any new troubled debt restructured loan modifications are evaluated in accordance with generally accepted accounting principles.

	Three Months Ended September 30,
	2022			2021
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	1	5,058	5,058	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	1	1,400	1,400	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$6,458	$6,458	—	$—	$—

	Nine Months Ended September 30,
	2022			2021
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	1	5,058	5,058	—	—	—
Non-owner occupied commercial real estate	—	—	—	2	7,850	7,850
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	1	1,400	1,400	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$6,458	$6,458	2	$7,850	$7,850

At September 30, 2022, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructured loan.

HTLF had no troubled debt restructured loans for which there was a payment default during the three- and nine- months ended September 30, 2022, and September 30, 2021, that had been modified during the twelve-month period prior to default.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of September 30, 2022, and December 31, 2021.

The following tables show the risk category of loans by loan category and year of origination as of September 30, 2022, and December 31, 2021, in thousands:

As of September 30, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$802,007	$463,440	$280,255	$111,725	$64,394	$425,882	$970,691	$3,118,394
Watch	8,503	3,509	4,036	5,597	4,477	2,187	24,689	52,998
Substandard	8,494	11,735	9,609	27,282	7,137	11,823	31,231	107,311
Commercial and industrial total	$819,004	$478,684	$293,900	$144,604	$76,008	$439,892	$1,026,611	$3,278,703
PPP
Pass	$—	$9,977	$891	$—	$—	$—	$—	$10,868
Watch	—	8	—	—	—	—	—	8
Substandard	—	2,625	5	—	—	—	—	2,630
PPP total	$—	$12,610	$896	$—	$—	$—	$—	$13,506
Owner occupied commercial real estate
Pass	$449,289	$805,870	$273,696	$275,330	$111,317	$207,964	$35,402	$2,158,868
Watch	11,806	5,806	3,114	5,573	6,601	5,923	35	38,858
Substandard	1,964	21,694	32,169	10,714	2,236	18,670	800	88,247
Owner occupied commercial real estate total	$463,059	$833,370	$308,979	$291,617	$120,154	$232,557	$36,237	$2,285,973
Non-owner occupied commercial real estate
Pass	$576,309	$524,138	$220,635	$274,791	$134,255	$206,540	$69,166	$2,005,834
Watch	771	802	5,222	38,563	42,302	58,714	555	146,929
Substandard	206	10,578	7,513	16,078	22,408	9,996	—	66,779
Non-owner occupied commercial real estate total	$577,286	$535,518	$233,370	$329,432	$198,965	$275,250	$69,721	$2,219,542

As of September 30, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Real estate construction
Pass	$475,313	$351,155	$103,214	$40,638	$2,983	$6,602	$7,915	$987,820
Watch	654	11	1,220	—	—	16	—	1,901
Substandard	—	356	1,027	543	4,304	66	—	6,296
Real estate construction total	$475,967	$351,522	$105,461	$41,181	$7,287	$6,684	$7,915	$996,017
Agricultural and agricultural real estate
Pass	$221,687	$153,294	$84,087	$37,598	$24,681	$43,203	$169,970	$734,520
Watch	4,131	536	3,892	706	471	1,036	2,539	13,311
Substandard	4,270	8,463	204	2,527	12,600	4,319	1,140	33,523
Agricultural and agricultural real estate total	$230,088	$162,293	$88,183	$40,831	$37,752	$48,558	$173,649	$781,354
Residential real estate
Pass	$168,663	$277,074	$67,491	$41,412	$36,411	$224,410	$21,187	$836,648
Watch	429	769	562	987	1,554	2,377	—	6,678
Substandard	29	1,487	1,046	140	1,648	5,102	150	9,602
Residential real estate total	$169,121	$279,330	$69,099	$42,539	$39,613	$231,889	$21,337	$852,928
Consumer
Pass	$65,800	$51,732	$13,587	$7,053	$5,496	$25,705	$320,071	$489,444
Watch	40	123	56	227	77	957	1,432	2,912
Substandard	160	265	267	316	125	1,581	439	3,153
Consumer total	$66,000	$52,120	$13,910	$7,596	$5,698	$28,243	$321,942	$495,509

Total Pass	$2,759,068	$2,636,680	$1,043,856	$788,547	$379,537	$1,140,306	$1,594,402	$10,342,396
Total Watch	26,334	11,564	18,102	51,653	55,482	71,210	29,250	263,595
Total Substandard	15,123	57,203	51,840	57,600	50,458	51,557	33,760	317,541
Total Loans	$2,800,525	$2,705,447	$1,113,798	$897,800	$485,477	$1,263,073	$1,657,412	$10,923,532

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$604,659	$359,533	$203,960	$89,694	$171,709	$330,094	$708,525	$2,468,174
Watch	10,633	12,790	12,550	8,210	3,611	14,976	24,626	87,396
Substandard	19,888	6,391	13,050	8,535	6,619	12,052	22,980	89,515
Commercial and industrial total	$635,180	$378,714	$229,560	$106,439	$181,939	$357,122	$756,131	$2,645,085
PPP
Pass	$146,370	$25,707	$—	$—	$—	$—	$—	$172,077
Watch	10,726	127	—	—	—	—	—	10,853
Substandard	16,932	21	—	—	—	—	—	16,953
PPP total	$174,028	$25,855	$—	$—	$—	$—	$—	$199,883
Owner occupied commercial real estate
Pass	$940,043	$328,052	$315,497	$180,936	$115,142	$189,647	$34,233	$2,103,550
Watch	4,676	13,956	7,759	10,501	15,032	6,830	35	58,789
Substandard	11,958	20,769	13,734	2,809	13,912	13,063	1,750	77,995
Owner occupied commercial real estate total	$956,677	$362,777	$336,990	$194,246	$144,086	$209,540	$36,018	$2,240,334
Non-owner occupied commercial real estate
Pass	$609,968	$263,093	$315,815	$236,823	$152,059	$166,792	$28,728	$1,773,278
Watch	4,754	9,109	35,496	29,227	4,865	35,901	—	119,352
Substandard	15,722	10,612	21,798	3,599	14,023	51,766	441	117,961
Non-owner occupied commercial real estate total	$630,444	$282,814	$373,109	$269,649	$170,947	$254,459	$29,169	$2,010,591
Real estate construction
Pass	$381,283	$206,879	$169,606	$14,197	$7,163	$7,823	$14,507	$801,458
Watch	2,704	858	2,145	44,846	—	—	14	50,567
Substandard	—	50	46	3,944	—	54	—	4,094
Real estate construction total	$383,987	$207,787	$171,797	$62,987	$7,163	$7,877	$14,521	$856,119
Agricultural and agricultural real estate
Pass	$217,179	$102,030	$47,927	$32,913	$22,029	$35,548	$220,065	$677,691
Watch	4,018	10,390	4,688	2,270	33	2,038	2,948	26,385
Substandard	9,250	1,095	4,910	15,825	3,212	8,859	6,526	49,677
Agricultural and agricultural real estate total	$230,447	$113,515	$57,525	$51,008	$25,274	$46,445	$229,539	$753,753
Residential real estate
Pass	$311,292	$86,355	$50,762	$53,773	$43,619	$230,566	$29,017	$805,384
Watch	3,928	1,499	750	1,452	734	1,977	1,000	11,340
Substandard	2,528	444	410	2,317	1,139	5,721	—	12,559
Residential real estate total	$317,748	$88,298	$51,922	$57,542	$45,492	$238,264	$30,017	$829,283
Consumer
Pass	$69,172	$20,258	$13,051	$9,001	$10,986	$18,202	$271,034	$411,704
Watch	555	309	392	373	113	591	2,210	4,543
Substandard	267	204	218	236	363	1,611	378	3,277
Consumer total	$69,994	$20,771	$13,661	$9,610	$11,462	$20,404	$273,622	$419,524

Total Pass	$3,279,966	$1,391,907	$1,116,618	$617,337	$522,707	$978,672	$1,306,109	$9,213,316
Total Watch	41,994	49,038	63,780	96,879	24,388	62,313	30,833	369,225
Total Substandard	76,545	39,586	54,166	37,265	39,268	93,126	32,075	372,031
Total Loans	$3,398,505	$1,480,531	$1,234,564	$751,481	$586,363	$1,134,111	$1,369,017	$9,954,572

Included in the nonpass loans at September 30, 2022, and December 31, 2021, were $2.6 million and $27.8 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee.

As of September 30, 2022, HTLF had $846,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at September 30, 2022, and December 31, 2021, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2022
Commercial and industrial	$1,406	$2,692	$144	$4,242	$3,249,305	$25,156	$3,278,703
PPP	763	254	—	1,017	12,484	5	13,506
Owner occupied commercial real estate	—	—	—	—	2,276,146	9,827	2,285,973
Non-owner occupied commercial real estate	32	—	—	32	2,207,606	11,904	2,219,542
Real estate construction	4,475	—	—	4,475	989,271	2,271	996,017
Agricultural and agricultural real estate	—	—	534	534	772,666	8,154	781,354
Residential real estate	650	103	—	753	846,063	6,112	852,928
Consumer	786	134	—	920	493,458	1,131	495,509
Total gross loans receivable held to maturity	$8,112	$3,183	$678	$11,973	$10,846,999	$64,560	$10,923,532
December 31, 2021
Commercial and industrial	$1,024	$183	$541	$1,748	$2,625,109	$18,228	$2,645,085
PPP	—	—	—	—	199,883	—	199,883
Owner occupied commercial real estate	130	—	—	130	2,229,054	11,150	2,240,334
Non-owner occupied commercial real estate	3,929	—	—	3,929	1,993,346	13,316	2,010,591
Real estate construction	238	50	—	288	855,463	368	856,119
Agricultural and agricultural real estate	687	—	—	687	737,380	15,686	753,753
Residential real estate	767	46	9	822	819,294	9,167	829,283
Consumer	251	57	—	308	417,762	1,454	419,524
Total gross loans receivable held to maturity	$7,026	$336	$550	$7,912	$9,877,291	$69,369	$9,954,572

Loans delinquent 30 to 89 days as a percent of total loans were 0.10% at September 30, 2022, compared to 0.07% at December 31, 2021. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, and December 31, 2021, HTLF had $32.5 million and $25.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and nine- months ended September 30, 2022, and September 30, 2021, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353
Charge-offs	(385)	—	—	(35)	(34)	(1)	(483)	(938)
Recoveries	506	—	20	3	76	—	307	912
Provision (benefit)	2,474	(686)	(949)	4,911	(423)	(1,144)	205	4,388
Balance at September 30, 2022	$30,263	$16,972	$14,809	$24,270	$2,567	$7,426	$9,408	$105,715

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(5,528)	—	(322)	(35)	(3,163)	(138)	(6,442)	(15,628)
Recoveries	1,157	40	53	12	653	—	779	2,694
Provision (benefit)	6,896	(2,282)	(2,830)	1,755	(136)	(863)	6,021	8,561
Balance at September 30, 2022	$30,263	$16,972	$14,809	$24,270	$2,567	$7,426	$9,408	$105,715

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2021	$31,332	$19,990	$22,828	$19,580	$7,160	$9,741	$10,095	$120,726
Charge-offs	(106)	(119)	—	—	(195)	(22)	(725)	(1,167)
Recoveries	1,553	46	20	2	466	2	333	2,422
Provision (benefit)	(4,871)	(789)	(733)	4,116	(1,105)	(483)	(583)	(4,448)
Balance at September 30, 2021	$27,908	$19,128	$22,115	$23,698	$6,326	$9,238	$9,120	$117,533

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2020	$38,818	$20,001	$20,873	$20,080	$7,129	$11,935	$12,770	$131,606
Charge-offs	(1,896)	(232)	(1,637)	(10)	(870)	(113)	(2,032)	(6,790)
Recoveries	2,111	143	33	8	487	7	826	3,615
Provision (benefit)	(11,125)	(784)	2,846	3,620	(420)	(2,591)	(2,444)	(10,898)
Balance at September 30, 2021	$27,908	$19,128	$22,115	$23,698	$6,326	$9,238	$9,120	$117,533

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Changes in the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2022, and September 30, 2021, were as follows:

	For the Three Months Ended September 30,
	2022	2021
Balance at June 30,	$17,780	$14,002
Provision (benefit)	1,104	(35)
Balance at September 30,	$18,884	$13,967

	For the Nine Months Ended September 30,
	2022	2021
Balance at December 31,	$15,462	$15,280
Provision (benefit)	3,422	(1,313)
Balance at September 30,	$18,884	$13,967

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both September 30, 2022, and December 31, 2021. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. HTLF 's annual quantitative assessment is completed in the fourth quarter of every year as of September 30. The most recent assessment was completed in the fourth quarter of 2021 as of September 30, 2021, and there was no goodwill impairment identified.

At September 30, 2022, HTLF's intangible assets consisted of core deposit intangibles and mortgage servicing rights. At December 31, 2021, HTLF's intangible assets consisted of core deposit intangibles, mortgage servicing rights, customer relationship intangibles, and commercial servicing rights. The gross carrying amount of these intangible assets and the associated accumulated amortization at September 30, 2022, and December 31, 2021, are presented in the table below, in thousands:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$74,190	$26,995	$101,185	$68,330	$32,855
Customer relationship intangibles	1,177	1,177	—	1,177	1,044	133
Mortgage servicing rights	14,008	5,629	8,379	12,790	6,378	6,412
Commercial servicing rights	7,054	7,054	—	7,054	6,576	478
Total	$123,424	$88,050	$35,374	$122,206	$82,328	$39,878

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
Three months ending December 31, 2022	$1,841	$147	$1,988
Year ending December 31,
2023	6,739	2,058	8,797
2024	5,591	1,764	7,355
2025	4,700	1,470	6,170
2026	3,533	1,176	4,709
2027	2,601	882	3,483
Thereafter	1,990	882	2,872
Total	$26,995	$8,379	$35,374

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2022. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were approximately $734.9 million at September 30, 2022, compared to $723.3 million at December 31, 2021. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $17.0 million at September 30, 2022, and $4.5 million at December 31, 2021.

Fees collected for the servicing of mortgage loans for others were $472,000 and $446,000 for the quarters ended September 30, 2022, and September 30, 2021, respectively. Fees collected for the servicing of mortgage loans for others were $1.4 million and $1.4 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the nine months ended September 30, 2022, and September 30, 2021:

	2022	2021
Balance at January 1,	$6,412	$5,189
Originations	1,218	1,055
Amortization	(909)	(1,029)
Valuation adjustment	1,658	586
Balance at period end	$8,379	$5,801
Mortgage servicing rights, net to servicing portfolio	1.14%	0.82%

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

At September 30, 2022, no valuation allowance was required on the mortgage servicing rights 15-year tranche, and no valuation allowance was required on the mortgage servicing rights 30-year tranche. At December 31, 2021, a $327,000 valuation allowance was required on the mortgage servicing rights 15-year tranche and a $1.3 million valuation allowance was required on the mortgage servicing rights 30-year tranche.

For the three months ended September 30, 2022, and September 30, 2021, a valuation adjustment benefit of $0 and $195,000, respectively, was recorded for the total mortgage servicing rights portfolio. For the nine months ended September 30, 2022, and September 30, 2021, a valuation adjustment benefit of $1.7 million and $586,000, respectively, was recorded for the total mortgage servicing rights portfolio.

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at September 30, 2022, and December 31, 2021:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
September 30, 2022	$1,540	$1,871	$—	$6,839	$8,176	$—
December 31, 2021	$1,607	$1,280	$327	$6,463	$5,132	$1,331

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings of the mortgage servicing rights are considered in the calculation. The following table presents key assumptions used to value the mortgage servicing rights as of September 30, 2022, and December 31, 2021, dollars in thousands:

	As of
	September 30, 2022	December 31, 2021
Weighted average constant prepayment rate	7.80%	13.40%
Weighted average discount rate	10.05%	9.02%
Fair value of mortgage servicing rights	$10,047	$6,412

The average capitalization rate of mortgage servicing rights for the first nine months of 2022 ranged from 83 to 133 basis points compared to a range of 76 to 120 basis points for the first nine months of 2021.

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

In addition, interest rate-related derivative instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined by the credit ratings of each counterparty. HTLF was required to pledge no cash as collateral at both September 30, 2022, and December 31, 2021. At both September 30, 2022, and December 31, 2021, no collateral was required to be pledged by HTLF's counterparties.

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

At both September 30, 2022, and December 31, 2021, HTLF had no derivative instruments designated as cash flow hedges.

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

HTLF was required to pledge $481,000 and $3.8 million of cash as collateral for these fair value hedges at September 30, 2022, and December 31, 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at September 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2022
Fair value hedges	$1,237	$56	Other assets
December 31, 2021
Fair value hedges	$16,755	$(1,208)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three- and nine- months ended September 30, 2022, and September 30, 2021, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain recognized in interest income on fair value hedges	$39	$35	$1,264	$930

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at September 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2022
Embedded derivatives	$6,118	$129	Other assets
December 31, 2021
Embedded derivatives	$7,496	$(317)	Other liabilities

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and nine- months ended September 30, 2022, and September 30, 2021, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) recognized in other noninterest income on embedded derivatives	$121	$(66)	$446	$(249)

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $101,000 of collateral at September 30, 2022, compared to $24.1 million as of December 31, 2021, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $44.7 million at September 30, 2022, compared to $0 at December 31, 2021. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2022, and September 30, 2021, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
September 30, 2022
Customer interest rate swaps	$740,620	$48,708	Other assets	4.16%	5.83%
Customer interest rate swaps	740,620	(48,708)	Other liabilities	5.83	4.16
December 31, 2021
Customer interest rate swaps	$463,069	$23,574	Other assets	4.44%	2.35%
Customer interest rate swaps	463,069	(23,574)	Other liabilities	2.35	4.44

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into and to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both September 30, 2022, and December 31, 2021. HTLF's counterparties were required to pledge no collateral at both September 30, 2022, and December 31, 2021, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at September 30, 2022, and December 31, 2021, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2022
Interest rate lock commitments (mortgage)	Other assets	$20,476	$231
Forward commitments	Other assets	24,750	829
Forward commitments	Other liabilities	2,000	(11)
Undesignated interest rate swaps	Other liabilities	6,118	(129)
December 31, 2021
Interest rate lock commitments (mortgage)	Other assets	$37,046	$1,306
Forward commitments	Other assets	19,000	32
Forward commitments	Other liabilities	35,500	(95)
Undesignated interest rate swaps	Other assets	7,496	317

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and nine- months ended September 30, 2022, and September 30, 2021, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate lock commitments (mortgage)	$(1,337)	$(189)	$(2,009)	$(1,924)
Forward commitments	813	413	881	916
Undesignated interest rate swaps	(121)	66	(446)	249

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2022, and December 31, 2021, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Securities available for sale
U.S. treasuries	$26,737	$26,737	$—	$—
U.S. agencies	43,000	—	43,000	—
Obligations of states and political subdivisions	834,623	—	834,623	—
Mortgage-backed securities - agency	1,828,276	—	1,828,276	—
Mortgage-backed securities - non-agency	2,122,859	—	2,122,859	—
Commercial mortgage-backed securities - agency	86,148	—	86,148	—
Commercial mortgage-backed securities - non-agency	689,675	—	689,675	—
Asset-backed securities	400,032	—	400,032	—
Corporate bonds	8,423	—	8,423	—
Equity securities with a readily determinable fair value	20,258	—	20,258	—
Derivative financial instruments(1)	48,893	—	48,893	—
Interest rate lock commitments	231	—	—	231
Forward commitments	829	—	829	—
Total assets at fair value	$6,109,984	$26,737	$6,083,016	$231
Liabilities
Derivative financial instruments(2)	$48,837	$—	$48,837	$—
Forward commitments	11	—	11	—
Total liabilities at fair value	$48,848	$—	$48,848	$—
December 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,008	$1,008	$—	$—
U.S. agencies	193,384	—	193,384	—
Obligations of states and political subdivisions	2,085,033	—	2,085,033	—
Mortgage-backed securities - agency	2,349,289	—	2,349,289	—
Mortgage-backed securities - non-agency	1,743,379	—	1,743,379	—
Commercial mortgage-backed securities - agency	123,912	—	123,912	—
Commercial mortgage-backed securities - non-agency	600,888	—	600,888	—
Asset-backed securities	409,653	—	409,653	—
Corporate bonds	3,040	—	3,040	—
Equity securities with a readily determinable fair value	20,788	—	20,788	—
Derivative financial instruments(2)	23,891	—	23,891	—
Interest rate lock commitments	1,306	—	—	1,306
Forward commitments	32	—	32	—
Total assets at fair value	$7,555,603	$1,008	$7,553,289	$1,306
Liabilities
Derivative financial instruments(1)	$25,099	$—	$25,099	$—
Forward commitments	95	—	95	—
Total liabilities at fair value	$25,194	$—	$25,194	$—

(1) Includes fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$14,436	$—	$—	$14,436	$4,158
Owner occupied commercial real estate	8,486	—	—	8,486	129
Non-owner occupied commercial real estate	11,643	—	—	11,643	—
Real estate construction	1,547	—	—	1,547	—
Agricultural and agricultural real estate	6,215	—	—	6,215	533
Residential real estate	1,622	—	—	1,622	—
Total collateral dependent individually assessed loans	$43,949	$—	$—	$43,949	$4,820
Loans held for sale	$9,570	$—	$9,570	$—	$121
Other real estate owned	8,030	—	—	8,030	224
Premises, furniture and equipment held for sale	8,796	—	—	8,796	163

	Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	$—	$—	$8,989	$275
Owner occupied commercial real estate	8,447	—	—	8,447	—
Non-owner occupied commercial real estate	11,946	—	—	11,946	1,637
Agricultural and agricultural real estate	11,404	—	—	11,404	372
Residential real estate	855	—	—	855	—
Total collateral dependent individually assessed loans	$41,641	$—	$—	$41,641	$2,284
Loans held for sale	$21,640	$—	$21,640	$—	$(813)
Other real estate owned	1,927	—	—	1,927	686
Premises, furniture and equipment held for sale	10,828	—	—	10,828	241
Servicing rights	6,890	—	—	6,890	(1,088)

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$231	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	8,030	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Premises, furniture and equipment held for sale	8,796	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	14,436	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	8,486	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Non-owner occupied commercial real estate	11,643	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,547	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	6,215	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Residential real estate	1,622	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Balance at January 1,	$1,306	$1,827
Total net gains included in earnings	(2,009)	(2,345)
Issuances	3,640	15,403
Settlements	(2,706)	(13,579)
Balance at period end	$231	$1,306

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2022, and December 31, 2021, were $231,000 and $1.3 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of September 30, 2022, and December 31, 2021, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$399,860	$399,860	$399,860	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,060,331	6,060,031	26,737	6,033,294	—
Held to maturity	830,247	782,805	—	782,805	—
Other investments	80,286	80,286	—	80,286	—
Loans held for sale	9,570	9,570	—	9,570	—
Loans, net:
Commercial and industrial	3,248,440	3,131,766	—	3,117,330	14,436
PPP	13,506	13,506	—	13,506	—
Owner occupied commercial real estate	2,269,001	2,148,135	—	2,139,649	8,486
Non-owner occupied commercial real estate	2,204,733	2,112,901	—	2,101,258	11,643
Real estate construction	971,747	968,343	—	966,796	1,547
Agricultural and agricultural real estate	778,787	728,514	—	722,299	6,215
Residential real estate	845,502	810,833	—	809,211	1,622
Consumer	486,101	480,968	—	480,968	—
Total Loans, net	10,817,817	10,394,966	—	10,351,017	43,949
Cash surrender value on life insurance	193,184	193,184	—	193,184	—
Derivative financial instruments(1)	48,893	48,893	—	48,893	—
Interest rate lock commitments	231	231	—	—	231
Forward commitments	829	829	—	829	—
Financial liabilities:
Deposits
Demand deposits	6,083,563	6,083,563	—	6,083,563	—
Savings deposits	10,060,523	10,060,523	—	10,060,523	—
Time deposits	1,123,035	1,123,035	—	1,123,035	—
Short term borrowings	147,000	147,000	—	147,000	—
Other borrowings	371,446	372,308	—	372,308	—
Derivative financial instruments(2)	48,837	48,837	—	48,837	—
Forward commitments	11	11	—	11	—

(1) Includes fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$435,599	$435,599	$435,599	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,530,374	7,530,374	1,008	7,529,366	—
Held to maturity	84,709	94,139	—	94,139	—
Other investments	82,567	82,567	—	82,567	—
Loans held for sale	21,640	21,640	—	21,640	—
Loans, net:
Commercial and industrial	2,617,347	2,603,001	—	2,594,012	8,989
PPP	199,883	199,883	—	199,883	—
Owner occupied commercial real estate	2,221,120	2,222,030	—	2,213,583	8,447
Non-owner occupied commercial real estate	1,992,683	1,998,161	—	1,986,215	11,946
Real estate construction	833,581	844,578	—	844,578	—
Agricultural and agricultural real estate	748,540	749,238	—	737,834	11,404
Residential real estate	820,856	819,178	—	818,323	855
Consumer	410,474	415,487	—	415,487	—
Total Loans, net	9,844,484	9,851,556	—	9,809,915	41,641
Cash surrender value on life insurance	191,722	191,722	—	191,722	—
Derivative financial instruments(1)	23,891	23,891	—	23,891	—
Interest rate lock commitments	1,306	1,306	—	—	1,306
Forward commitments	32	32	—	32	—
Financial liabilities:
Deposits
Demand deposits	6,495,326	6,495,326	—	6,495,326	—
Savings deposits	8,897,909	8,897,909	—	8,897,909	—
Time deposits	1,024,020	1,024,020	—	1,024,020	—
Short term borrowings	131,597	131,597	—	131,597	—
Other borrowings	372,072	373,194	—	373,194	—
Derivative financial instruments(1)	25,099	25,099	—	25,099	—
Forward commitments	95	95	—	95	—

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

NOTE 8: STOCK COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan has 1,460,000 shares of common stock authorized for issuance. As of September 30, 2022, 954,256 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $129,000 of tax benefit during the nine months ended September 30, 2022, and a tax benefit of $304,000 during the nine months ended September 30, 2021, related to the exercise, vesting and forfeiture of equity-based awards.

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

A summary of the RSUs outstanding as of September 30, 2022, and September 30, 2021, and changes during the nine months ended September 30, 2022 and 2021, follows:

	2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	389,885	$44.19	348,275	$38.22
Granted	238,495	48.41	214,943	51.49
Vested	(158,702)	45.04	(146,864)	40.87
Forfeited	(27,316)	46.69	(24,088)	42.98
Outstanding at September 30,	442,362	$46.01	392,266	$44.14

Total compensation costs recorded for RSUs were $7.4 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were $10.8 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF.

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

OVERVIEW

Heartland Financial USA, Inc. is a financial services company operating under the brand name "HTLF". HTLF's independently branded and chartered banks serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of September 30, 2022, HTLF had nine banking subsidiaries operating under 11 local bank brands through a total of 121 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, net securities gains/(losses), net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization and other real estate and loan collection expenses.

HTLF reported the following results for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021:
•net income available to common stockholders of $54.6 million compared to $53.9 million, an increase of $640,000 or 1%,
•earnings per diluted common share of $1.28 compared to $1.27, an increase of $0.01 or 1%,
•net interest income of $155.9 million compared to $142.6 million, an increase of $13.3 million or 9%,
•return on average assets was 1.13% compared to 1.19%,
•return on average common equity was 12.93% compared to 10.32%, and
•return on average tangible common equity (non-GAAP) was 20.76% compared to 15.14%.

HTLF reported the following results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:
•net income available to common stockholders of $145.5 million compared to $164.3 million, a decrease of $18.8 million or 11%,
•earnings per diluted common share of $3.42 compared to $3.88, a decrease of $0.46 or 12%,
•net interest income of $433.0 million compared to $423.4 million, an increase of $9.7 million or 2%,
•return on average assets was 1.04% compared to 1.25%,
•return on average common equity was 10.80% compared to 10.95%, and
•return on average tangible common equity (non-GAAP) was 16.79% compared to 16.34%,

For the third quarter of 2022, net interest margin was 3.41% (3.45% on a fully tax-equivalent basis, non-GAAP), which compares to 3.30% (3.34% on a fully tax-equivalent basis, non-GAAP) for the third quarter of 2021. For the first nine months of 2022, net interest margin was 3.22% (3.27% on a fully tax-equivalent basis, non-GAAP) which compares to 3.37% (3.41% on a fully tax equivalent basis, non-GAAP) for the first nine months of 2021.

The efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 55.26% for the third quarter of 2022 compared to 60.38% for the same quarter of 2021. For the first nine months of 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) was 58.99% compared to 58.05% for the first nine months of 2021.

Total assets were $19.68 billion at September 30, 2022, an increase of $408.4 million or 2% since December 31, 2021. Securities represented 35% of total assets at September 30, 2022, and 40% of total assets at December 31, 2021. Total loans held to maturity were $10.92 billion at September 30, 2022, compared to $9.95 billion at December 31, 2021, which was an increase of $969.0 million or 10%. Excluding total Paycheck Protection Program ("PPP") loans, total loans held to maturity increased $1.16 billion or 12% since year-end 2021.

The total allowance for lending related credit losses was $124.6 million or 1.14% of total loans at September 30, 2022, compared to $125.6 million or 1.26% of total loans at December 31, 2021.

Total deposits were $17.27 billion as of September 30, 2022, compared to $16.42 billion at December 31, 2021, an increase of $849.9 million or 5%.

Total equity was $1.66 billion at September 30, 2022, compared to $2.18 billion at December 31, 2021. Book value per common share was $36.41 at September 30, 2022, compared to $49.00 at year-end 2021. The unrealized loss on securities available for sale, net of applicable taxes, was $649.7 million at September 30, 2022, compared to an unrealized loss of $4.4 million, net of applicable taxes, at December 31, 2021.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2022 Developments

Charter Consolidation Update
In the second quarter of 2022, the consolidation of HTLF's eleven separate bank charters advanced from planning to execution with Citywide Banks operating as a division of HTLF Bank. During the third quarter of 2022, the charters of Premier Valley Bank and Minnesota Bank & Trust were consolidated into HTLF Bank. Subsequent to September 30, 2022, the Arizona Bank & Trust charter was consolidated into HTLF Bank. Citywide Banks, Premier Valley Bank, Minnesota Bank & Trust and Arizona Bank & Trust are now operating as divisions of HTLF Bank. During the fourth quarter of 2022, one additional charter consolidation is expected to be completed, and the remaining six charters are expected to be consolidated by the end of 2023. Charter consolidation follows a template that retains the current brands, local leadership and local decision making.

Consolidation restructuring costs are projected to be $19-$20 million with approximately $12-$13 million of expenses remaining to be incurred through 2023. Total costs incurred since the project started in the fourth quarter of 2021 through September 30, 2022, were $6.9 million, of which $2.1 million was incurred in the third quarter of 2022. For the nine months ended September 30, 2022, consolidation restructuring costs of $5.0 million have been incurred. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements, as well as current and future growth. HTLF realized some operating efficiency and financial benefits in the third quarter of 2022 with the completion of two additional charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
STATEMENT OF INCOME DATA
Interest income	$175,806	$149,187	$469,955	$444,721
Interest expense	19,930	6,644	36,939	21,355
Net interest income	155,876	142,543	433,016	423,366
Provision (benefit) for credit losses	5,492	(4,534)	11,983	(12,262)
Net interest income after provision (benefit) for credit losses	150,384	147,077	421,033	435,628
Noninterest income	29,181	32,724	98,289	96,205
Noninterest expenses	108,883	110,627	326,159	316,426
Income taxes	14,118	13,250	41,637	45,064
Net income	56,564	55,924	151,526	170,343
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
Net income available to common stockholders	$54,551	$53,911	$145,488	$164,305

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.13%	1.19%	1.04%	1.25%
Annualized return on average common equity (GAAP)	12.93	10.32	10.80	10.95
Annualized return on average tangible common equity (non-GAAP)(1)	20.76	15.14	16.79	16.34
Annualized ratio of net charge-offs/(recoveries) to average loans	0.00	(0.05)	0.17	0.04
Annualized net interest margin (GAAP)	3.41	3.30	3.22	3.37
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.45	3.34	3.27	3.41
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	55.26	60.38	58.99	58.05
Total noninterest expenses to average assets	2.18	2.36	2.23	2.31
Core noninterest expenses to average assets (non-GAAP)(1)	2.09	2.25	2.17	2.21

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
BALANCE SHEET DATA
Investments	$6,970,864	$7,274,056	$7,189,779	$7,697,650	$7,618,622
Loans held for sale	9,570	18,803	22,685	21,640	37,078
Loans receivable held to maturity	10,923,532	10,678,218	10,177,385	9,954,572	9,854,907
Allowance for credit losses	105,715	101,353	100,522	110,088	117,533
Total assets	19,682,950	19,658,399	19,230,879	19,274,549	18,996,225
Total deposits	17,267,121	17,225,550	16,666,684	16,417,255	16,022,243
Long-term obligations	371,446	372,538	372,290	372,072	371,765
Common equity	1,545,253	1,663,363	1,821,152	2,071,473	2,061,547

COMMON SHARE DATA
Book value per common share (GAAP)	$36.41	$39.19	$42.98	$49.00	$48.79
Tangible book value per common share (non-GAAP)(1)	$22.20	$24.94	$28.66	$34.59	$34.33
Common shares outstanding, net of treasury stock	42,444,106	42,439,439	42,369,908	42,275,264	42,250,092
Tangible common equity ratio (non-GAAP)(1)	4.94%	5.56%	6.52%	7.84%	7.89%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,545,253	$1,663,363	$1,821,152	$2,071,473	$2,061,547
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	26,995	28,851	30,934	32,988	35,157
Tangible common equity (non-GAAP)	$942,253	$1,058,507	$1,214,213	$1,462,480	$1,450,385

Common shares outstanding, net of treasury stock	42,444,106	42,439,439	42,369,908	42,275,264	42,250,092
Common equity (book value) per share (GAAP)	$36.41	$39.19	$42.98	$49.00	$48.79
Tangible book value per common share (non-GAAP)	$22.20	$24.94	$28.66	$34.59	$34.33

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$942,253	$1,058,507	$1,214,213	$1,462,480	$1,450,385

Total assets (GAAP)	$19,682,950	$19,658,399	$19,230,879	$19,274,549	$18,996,225
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	26,995	28,851	30,934	32,988	35,157
Total tangible assets (non-GAAP)	$19,079,950	$19,053,543	$18,623,940	$18,665,556	$18,385,063
Tangible common equity ratio (non-GAAP)	4.94%	5.56%	6.52%	7.84%	7.89%

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$54,551	$53,911	$145,488	$164,305
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,466	1,814	4,734	5,709
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$56,017	$55,725	$150,222	$170,014

Average common equity (GAAP)	$1,674,306	$2,072,593	$1,801,835	$2,006,123
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	27,902	36,279	29,878	38,745
Average tangible common equity (non-GAAP)	$1,070,399	$1,460,309	$1,195,952	$1,391,373
Annualized return on average common equity (GAAP)	12.93%	10.32%	10.80%	10.95%
Annualized return on average tangible common equity (non-GAAP)	20.76%	15.14%	16.79%	16.34%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net Interest Income (GAAP)	$155,876	$142,543	$433,016	$423,366
Plus tax-equivalent adjustment(1)	2,151	1,714	6,247	5,237
Net interest income, fully tax-equivalent (non-GAAP)	$158,027	$144,257	$439,263	$428,603

Average earning assets	$18,157,795	$17,123,824	$17,969,001	$16,803,740

Annualized net interest margin (GAAP)	3.41%	3.30%	3.22%	3.37%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.45	3.34	3.27	3.41
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.03	0.08	0.05	0.10

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
Reconciliation of Efficiency Ratio (non-GAAP)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income (GAAP)	$155,876	$142,543	$433,016	$423,366
Tax-equivalent adjustment(1)	2,151	1,714	6,247	5,237
Fully tax-equivalent net interest income	158,027	144,257	439,263	428,603
Noninterest income	29,181	32,724	98,289	96,205
Securities (gains)/losses, net	1,055	(1,535)	272	(4,347)
Unrealized (gain)/loss on equity securities, net	211	(112)	615	(85)
Valuation adjustment on servicing rights	—	(195)	(1,658)	(586)
Adjusted revenue (non-GAAP)	$188,474	$175,139	$536,781	$519,790

Total noninterest expenses (GAAP)	$108,883	$110,627	$326,159	$316,426
Less:
Core deposit and customer relationship intangibles amortization	1,856	2,295	5,993	7,226
Partnership investment in tax credit projects	979	2,374	1,793	3,754
(Gain)/loss on sales/valuation of assets, net	(251)	(3)	(3,435)	374
Acquisition, integration and restructuring costs	2,156	204	5,144	3,342
Core expenses (non-GAAP)	$104,143	$105,757	$316,664	$301,730
Efficiency ratio, fully tax-equivalent (non-GAAP)	55.26%	60.38%	58.99%	58.05%

Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$108,883	$110,627	$326,159	$316,426
Core expenses (non-GAAP)	104,143	105,757	316,664	301,730

Average assets	$19,775,341	$18,608,775	$19,523,433	$18,291,444
Total noninterest expenses to average assets (GAAP)	2.18%	2.36%	2.23%	2.31%
Core expenses to average assets (non-GAAP)	2.09%	2.25%	2.17%	2.21%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$365	$—	$980	$578
Occupancy	—	—	—	10
Furniture and equipment	—	7	—	655
Professional fees	1,480	145	3,495	878
Advertising	131	11	287	173
(Gain)/loss on sales/valuations of assets, net	—	39	—	39
Other noninterest expenses	180	2	382	1,009
Total acquisition, integration and restructuring costs	$2,156	$204	$5,144	$3,342
After tax impact on diluted earnings per common share(1)	$0.04	$—	$0.10	$0.06

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
•Annualized ratio of core expenses to average assets adjusts noninterest expenses to exclude specific items noted in the reconciliation. Management includes this measure as it is considered to be a critical metric to analyze and evaluate controllable expenses related to primary business operations.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
Net interest income is the difference between interest income on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in volumes and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets. Net interest income, net interest margin and the mix and growth of earning assets are important indicators of HTLF's profitability.

HTLF's ability to maintain a favorable net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to HTLF's ability to maintain its net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015.

For the Quarters ended September 30, 2022 and 2021
Net interest margin, expressed as a percentage of average earning assets, was 3.41% (3.45% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2022, compared to 3.30% (3.34% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2021. For the quarters ended September 30, 2022 and 2021, net interest margin included 3 basis points and 8 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the third quarter of 2022 compared to the third quarter of 2021 were:
•Total interest income was $175.8 million compared to $149.2 million, which was an increase of $26.6 million or 18% and primarily attributable to an increase in average earning assets and higher yields partially offset by a reduction of PPP loan interest income. PPP loan interest income totaled $363,000 compared to $11.2 million, which was a decrease of $10.8 million or 97%.

•Total interest income on a tax-equivalent basis (non-GAAP) was $178.0 million, which was an increase of $27.1 million or 18% from $150.9 million.
•Average earning assets increased $1.03 billion or 6% to $18.16 billion compared to $17.12 billion.
•The average rate on earning assets increased 39 basis points to 3.89% compared to 3.50%, which was primarily due to recent interest rate increases.

Total interest expense and average interest bearing liability changes for the third quarter of 2022 compared to the third quarter of 2021 were:
•Total interest expense was $19.9 million, an increase of $13.3 million from $6.6 million, based on an increase in the average interest rate paid and an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 0.67% from 0.27%.
•Average interest bearing deposits increased $1.76 billion or 19% to $11.22 billion from $9.46 billion. Average wholesale funding deposits totaled $1.25 billion for the third quarter of 2022 compared to $0 for the third quarter of 2021.
•The average interest rate paid on interest bearing deposits increased 40 basis points to 0.54% compared to 0.14%.
•Average borrowings increased $86.6 million or 21% to $506.5 million from $419.9 million, and the average interest rate paid on borrowings was 3.74% compared to 3.02%.

Net interest income increased for the third quarter of 2022 compared to the third quarter of 2021:
•Net interest income totaled $155.9 million compared to $142.5 million, which was an increase of $13.3 million or 9%. PPP loan interest income totaled $363,000 compared to $11.2 million, which was a decrease of $10.8 million or 97%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $158.0 million compared to $144.3 million, which was an increase of $13.8 million or 10%.

For the Nine Months ended September 30, 2022 and 2021
Net interest margin, expressed as a percentage of average earning assets, was 3.22% (3.27% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2022, compared to 3.37% (3.41% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2021. For the nine months ended September 30, 2022 and 2021, net interest margin included 5 basis points and 10 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first nine months of 2022 compared to the first nine months of 2021 were:
•Total interest income was $470.0 million, which was an increase of $25.2 million or 6% from $444.7 million. PPP loan interest income totaled $6.5 million compared to $32.5 million, which was a decrease of $26.0 million or 80%.
•Total interest income on a tax-equivalent basis (non-GAAP) was $476.2 million, which was an increase of $26.2 million or 6% from $450.0 million.
•Average earning assets increased $1.17 billion or 7% to $17.97 billion compared to $16.80 billion.

Total interest expense and average interest bearing liability changes for the first nine months of 2022 compared to the first nine months of 2021 were:
•Total interest expense was $36.9 million, an increase of $15.6 million or 73% from $21.4 million, based on an increase in the average interest rate paid and an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 0.44% compared to 0.29%.
•Average interest bearing deposits increased $1.38 billion or 15% to $10.76 billion from $9.38 billion. Average wholesale funding deposits totaled $845.7 million for the first nine months of 2022 compared to $0 for the first nine months of 2021.
•The average interest rate paid on interest bearing deposits increased to 0.31% compared to 0.17%.

Net interest income increased for the first nine months of 2022 compared to the first nine months of 2021:
•Net interest income totaled $433.0 million compared to $423.4 million, which was an increase of $9.7 million or 2%. PPP loan interest income totaled $6.5 million compared to $32.5 million, which was a decrease of $26.0 million or 80%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $439.3 million compared to $428.6 million, which was an increase of $10.7 million or 2%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

Management believes net interest margin expressed in dollars will continue to increase as earning assets grow and a favorable deposit profile is maintained. In 2022, the Federal Reserve has increased the federal funds rates five times for a total of 300 basis points through its September 2022 meeting. The Federal Reserve has indicated it will closely assess economic data and is expected to continue to raise the federal funds interest rate in the fourth quarter of 2022. Ultimately, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions. The increases to the federal funds interest rate in 2022 have had a positive impact on HTLF's net interest income due to its asset sensitive balance sheet, and any future increases to the federal funds interest rate would be favorable to HTLF's net interest income.

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest income. Management continues to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. HTLF models and reviews simulations using various improving and deteriorating interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that HTLF maintains a well-balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,303,278	$45,648	2.87%	$6,419,615	$38,098	2.38%	$6,244,097	$32,384	2.06%
Nontaxable(1)	951,232	7,802	3.25	915,880	6,972	3.05	759,073	5,835	3.05
Total securities	7,254,510	53,450	2.92	7,335,495	45,070	2.46	7,003,170	38,219	2.17
Interest on deposits with other banks and short-term investments	222,170	1,081	1.93	277,773	563	0.81	322,430	132	0.16
Federal funds sold	11	—	—	—	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	3,182,134	37,526	4.68	3,002,822	30,441	4.07	2,588,270	28,224	4.33
PPP loans	17,859	363	8.06	41,370	1,801	17.46	602,675	11,186	7.36
Owner occupied commercial real estate	2,272,666	23,601	4.12	2,294,524	22,863	4.00	1,990,538	20,048	4.00
Non-owner occupied commercial real estate	2,258,424	25,895	4.55	2,179,048	22,871	4.21	1,964,609	22,129	4.47
Real estate construction	914,520	12,382	5.37	878,555	10,015	4.57	835,976	9,591	4.55
Agricultural and agricultural real estate	799,823	8,966	4.45	782,610	7,933	4.07	674,510	7,415	4.36
Residential mortgage	858,119	8,665	4.01	849,174	8,358	3.95	855,734	9,068	4.20
Consumer	479,590	6,028	4.99	449,265	4,949	4.42	407,735	4,889	4.76
Less: allowance for credit losses-loans	(102,031)	—	—	(102,902)	—	—	(121,823)	—	—
Net loans	10,681,104	123,426	4.58	10,374,466	109,231	4.22	9,798,224	112,550	4.56
Total earning assets	18,157,795	177,957	3.89%	17,987,734	154,864	3.45%	17,123,824	150,901	3.50%
Nonearning Assets	1,617,546			1,571,357			1,484,951
Total Assets	$19,775,341			$19,559,091			$18,608,775
Interest Bearing Liabilities
Savings	$10,059,652	$12,907	0.51%	$9,995,497	$5,372	0.22%	$8,364,326	$2,240	0.11%
Time deposits	1,156,908	2,251	0.77	1,088,765	1,158	0.43	1,097,126	1,204	0.44
Short-term borrowings	134,974	360	1.06	118,646	88	0.30	139,001	98	0.28
Other borrowings	371,492	4,412	4.71	372,411	3,808	4.10	280,897	3,102	4.38
Total interest bearing liabilities	11,723,026	19,930	0.67%	11,575,319	10,426	0.36%	9,881,350	6,644	0.27%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,065,729			5,960,217			6,356,326
Accrued interest and other liabilities	201,575			181,457			187,801
Total noninterest bearing liabilities	6,267,304			6,141,674			6,544,127
Equity	1,785,011			1,842,098			2,183,298
Total Liabilities and Equity	$19,775,341			$19,559,091			$18,608,775
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$158,027			$144,438			$144,257
Net interest spread(1)			3.22%			3.09%			3.23%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.45%			3.22%			3.34%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,407,459	$116,366	2.43%	$5,935,295	$94,373	2.13%
Nontaxable(1)	990,784	22,625	3.05	743,534	17,308	3.11
Total securities	7,398,243	138,991	2.51	6,678,829	111,681	2.24
Interest bearing deposits with other banks and other short-term investments	238,819	1,715	0.96	266,701	258	0.13
Federal funds sold	7	—	—	4,622	1	0.03
Loans:(2)
Commercial and industrial(1)	2,977,751	95,020	4.27	2,519,608	85,008	4.51
PPP loans	63,342	6,487	13.69	879,489	32,521	4.94
Owner occupied commercial real estate	2,270,486	67,742	3.99	1,876,929	59,710	4.25
Non-owner occupied commercial real estate	2,166,873	69,929	4.31	1,961,016	65,984	4.50
Real estate construction	880,354	31,673	4.81	819,452	28,501	4.65
Agricultural and agricultural real estate	776,127	23,905	4.12	676,091	22,733	4.50
Residential mortgage	850,444	25,108	3.95	844,337	28,153	4.46
Consumer	452,032	15,632	4.62	404,384	15,408	5.09
Less: allowance for loan losses	(105,477)	—	—	(127,718)	—	—
Net loans	10,331,932	335,496	4.34	9,853,588	338,018	4.59
Total earning assets	17,969,001	476,202	3.54%	16,803,740	449,958	3.58%
Nonearning Assets	1,554,432			1,487,704
Total Assets	$19,523,433			$18,291,444
Interest Bearing Liabilities
Savings	$9,652,651	$20,673	0.29%	$8,211,478	$6,903	0.11%
Time deposits	1,106,095	3,992	0.48	1,166,858	4,726	0.54
Short-term borrowings	124,459	494	0.53	182,583	348	0.25
Other borrowings	372,027	11,780	4.23	328,887	9,378	3.81
Total interest bearing liabilities	11,255,232	36,939	0.44%	9,889,806	21,355	0.29%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,172,984			6,104,058
Accrued interest and other liabilities	182,677			180,752
Total noninterest bearing liabilities	6,355,661			6,284,810
Equity	1,912,540			2,116,828
Total Liabilities and Equity	$19,523,433			$18,291,444
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$439,263			$428,603
Net interest spread(1)			3.10%			3.29%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.27%			3.41%
Interest bearing liabilities to earning assets	62.64%			58.85%

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

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and nine- months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision expense (benefit) for credit losses-loans	$4,388	$(4,448)	$8,561	$(10,898)
Provision expense (benefit) for credit losses-unfunded commitments	1,104	(35)	3,422	(1,313)
Provision expense (benefit) for credit losses-held to maturity securities	—	(51)	—	(51)
Total provision expense (benefit)	$5,492	$(4,534)	$11,983	$(12,262)
The provision expense for credit losses for loans was $4.4 million for the third quarter of 2022, which was a change of $8.8 million from provision benefit of $4.4 million recorded in the third quarter of 2021. The provision expense for the third quarter of 2022 compared to the third quarter of 2021 was impacted by several factors, including:
•loan growth exclusive of PPP loans totaled of $254.8 million compared to $262.8 million,
•provision expense of $2.8 million was recorded for individually assessed loans compared to a provision benefit of $661,000, and
•declines in macroeconomic factors due to the long-term impact of rising interest rates and record high inflation compared to improved macroeconomic factors in the third quarter of 2021 due to waning COVID concerns.

The provision expense for credit losses for loans was $8.6 million for the first nine months of 2022 compared to a benefit of $10.9 million for the first nine months of 2021. The provision expense for the first nine months of 2022 compared to the first nine months of 2021 was impacted by several factors, including
•loan growth of $1.16 billion and $380.4 million excluding PPP loans since December 31, 2021 and 2020, respectively,
•net charge-offs of $12.9 million for the first nine months of 2022 compared to $3.2 million for first nine months of 2021, and
•deteriorated macroeconomic factors compared to the first nine months of 2021 as described above.

The size of the loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, including the impact of economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to the variability in the provision for credit losses from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting estimates set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2021, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 4, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes the allowance for credit losses as of September 30, 2022, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in current economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions resulting from the COVID-19 pandemic and other economic headwinds, including recent concerns over COVID-19 variants, inflation, supply chain challenges, workforce shortages and wage pressures and the waning effects of recent economic stimulus, the provision for credit losses could be volatile over the next several quarters.

Noninterest Income
The tables below show noninterest income for the three- and nine- months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Service charges and fees	$17,282	$15,551	$1,731	11%
Loan servicing income	831	784	47	6
Trust fees	5,372	6,221	(849)	(14)
Brokerage and insurance commissions	649	866	(217)	(25)
Securities gains/(losses), net	(1,055)	1,535	(2,590)	(169)
Unrealized gain/(loss) on equity securities, net	(211)	112	(323)	(288)
Net gains on sale of loans held for sale	1,832	5,281	(3,449)	(65)
Valuation adjustment on servicing rights	—	195	(195)	(100)
Income on bank owned life insurance	694	940	(246)	(26)
Other noninterest income	3,787	1,239	2,548	206
Total noninterest income	$29,181	$32,724	$(3,543)	(11)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Service charges and fees	$50,599	$44,354	$6,245	14%
Loan servicing income	1,951	2,495	(544)	(22)
Trust fees	17,130	18,037	(907)	(5)
Brokerage and insurance commissions	2,357	2,584	(227)	(9)
Securities gains/(losses), net	(272)	4,347	(4,619)	(106)
Unrealized gain/(loss) on equity securities, net	(615)	85	(700)	(824)
Net gains on sale of loans held for sale	8,144	16,454	(8,310)	(51)
Valuation adjustment on servicing rights	1,658	586	1,072	183
Income on bank owned life insurance	1,741	2,706	(965)	(36)
Other noninterest income	15,596	4,557	11,039	242
Total noninterest income	$98,289	$96,205	$2,084	2%

Total noninterest income totaled $29.2 million during the third quarter of 2022 compared to $32.7 million for the third quarter of 2021, a decrease of $3.5 million or 11%. Total noninterest income was $98.3 million during the first nine months of 2022 compared to $96.2 million during the first nine months of 2021, an increase of $2.1 million or 2%.

Notable changes in noninterest income categories for the three- and nine- months ended September 30, 2022 and 2021 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three- and nine- months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Service charges and fees on deposit accounts	$4,764	$4,146	$618	15%
Overdraft fees	3,152	3,044	108	4
Customer service and other service fees	102	52	50	96
Credit card fee income	6,885	5,673	1,212	21
Debit card income	2,379	2,636	(257)	(10)
Total service charges and fees	$17,282	$15,551	$1,731	11%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Service charges and fees on deposit accounts	$13,831	$12,096	$1,735	14%
Overdraft fees	8,959	8,185	774	9
Customer service and other service fees	289	152	137	90
Credit card fee income	20,419	15,835	4,584	29
Debit card income	7,101	8,086	(985)	(12)
Total service charges and fees	$50,599	$44,354	$6,245	14%

The increase in credit card fee income for the three and nine month comparisons was primarily the result of a larger commercial credit card customer base and increased utilization. The decline in debit card income for the three and nine month comparisons was primarily attributable to reduced volume due to shifting customer behavior.

Management is monitoring and assessing industry changes related to the consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three- and nine- months ended September 30, 2022, and 2021, in thousands:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Commercial and agricultural loan servicing fees(1)	$583	$642	$(59)	(9)%
Residential mortgage servicing fees	471	446	25	6
Mortgage servicing rights amortization	(223)	(304)	81	27
Total loan servicing income	$831	$784	$47	6%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,469	$2,155	$(686)	(32)%
Residential mortgage servicing fees	1,391	1,369	22	2
Mortgage servicing rights amortization	(909)	(1,029)	120	12
Total loan servicing income	$1,951	$2,495	$(544)	(22)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Securities Gains/Losses, Net
For the third quarter of 2022, net security losses totaled $1.1 million compared to net gains of $1.5 million for the third quarter of 2021, a decrease of $2.6 million. During the third quarter of 2022, HTLF sold approximately $59.1 million of securities with an average yield of 2.32%, which resulted in a net loss of $1.1 million. The proceeds were used to purchase securities with an average yield of 5.75%.

For the nine months ended September 30, 2022, net securities losses totaled $272,000 compared to net securities gains of $4.3 million for nine months ended September 30, 2021, which was a decrease of $4.6 million. During the first nine months of 2022, HTLF sold $217.8 million of lower yielding securities, resulting in net losses of $3.7 million.

Net Gains on Sale of Loans Held for Sale
For the third quarter of 2022, net gains on sale of loans held for sale totaled $1.8 million, which was a decrease of $3.4 million or 65% from $5.3 million in the same quarter of 2021. Loans sold to investors in the third quarter of 2022 totaled $74.1 million compared to $116.2 million during the third quarter of 2021, which was a decrease of $42.2 million or 36%.

For the nine months ended September 30, 2022, net gains on sale of loans held for sale totaled $8.1 million compared to $16.5 million during the same period in 2021, a decrease of $8.3 million or 51%. Loans sold to investors in first nine months of 2022 totaled $257.0 million compared to $385.7 million for the first nine months of 2021, which was a decrease of $128.7 million or 33%.

The decrease for both the quarterly and year-to date comparisons was primarily attributable to a reduction in residential mortgage activity due to recent increases in residential mortgage loan interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights was $0 for the third quarter of 2022 compared to $195,000 for the third quarter of 2021. The valuation adjustment on servicing rights totaled $1.7 million for the first nine months of 2022 compared to $586,000 for the first nine months of 2021, which was an increase of $1.1 million. HTLF recovered its valuation allowance in the first quarter of 2022 due to recent increases in residential mortgage loan interest rates, and no valuation allowance was required for the three and nine months ended September 30, 2022.

Other Noninterest Income
Other noninterest income totaled $3.8 million for the third quarter of 2022, which was an increase of $2.5 million from $1.2 million for the third quarter of 2021. Commercial swap fees and syndication income totaled $1.8 million in the third quarter of 2022 compared to $131,000 for the third quarter of 2021, which was an increase of $1.7 million.

Other noninterest income totaled $15.6 million for the first nine months of 2022 compared to $4.6 million for the first nine months of 2021. Commercial swap fees and syndication income totaled $9.7 million in the first nine months of 2022 compared to $402,000 for the first nine months of 2021, which was an increase of $9.3 million. Gains of $1.9 million were recorded in the second quarter of 2022 on the sale of VISA B shares held by two subsidiary banks.

Noninterest Expenses

The tables below show noninterest expenses for the three- and nine- months ended September 30, 2022, and 2021, in thousands:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Salaries and employee benefits	$62,661	$60,689	$1,972	3%
Occupancy	6,794	7,366	(572)	(8)
Furniture and equipment	2,928	3,365	(437)	(13)
Professional fees	16,277	17,242	(965)	(6)
Advertising	1,554	1,921	(367)	(19)
Core deposit and customer relationship intangibles amortization	1,856	2,295	(439)	(19)
Other real estate and loan collection expenses	304	78	226	290
(Gain)/loss on sales/valuations of assets, net	(251)	(3)	(248)	(8,267)
Acquisition, integration and restructuring costs	2,156	204	1,952	957
Partnership investment in tax credit projects	979	2,374	(1,395)	(59)
Other noninterest expenses	13,625	15,096	(1,471)	(10)
Total noninterest expenses	$108,883	$110,627	$(1,744)	(2)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Salaries and employee benefits	$192,867	$177,083	$15,784	9%
Occupancy	21,250	22,683	(1,433)	(6)
Furniture and equipment	9,480	9,959	(479)	(5)
Professional fees	47,420	46,969	451	1
Advertising	4,392	5,039	(647)	(13)
Core deposit and customer relationship intangibles amortization	5,993	7,226	(1,233)	(17)
Other real estate and loan collection expenses	577	627	(50)	(8)
(Gain)/loss on sales/valuations of assets, net	(3,435)	374	(3,809)	(1,018)
Acquisition, integration and restructuring costs	5,144	3,342	1,802	54
Partnership investment in tax credit projects	1,793	3,754	(1,961)	(52)
Other noninterest expenses	40,678	39,370	1,308	3
Total noninterest expenses	$326,159	$316,426	$9,733	3%

For the third quarter of 2022, total noninterest expenses were $108.9 million compared to $110.6 million for the third quarter of 2021, a decrease of $1.7 million or 2%. For the first nine months of 2022, noninterest expenses totaled $326.2 million compared to $316.4 million during the first nine months of 2021, an increase of $9.7 million or 3%.

Notable changes in noninterest expense categories for the three- and nine- months ended September 30, 2022 and 2021 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $62.7 million for the third quarter of 2022 compared to $60.7 million for the third quarter of 2021, which was an increase of $2.0 million or 3%. Salaries and employee benefits totaled $192.9 million and $177.1 million for the nine months ended September 30, 2022 and 2021, respectively, which was an increase of $15.8 million or 9%. The increases for the three and nine month periods are primarily attributable to higher salaries expense due to inflationary wage pressures and normalized health care usage in 2022 compared to 2021.

Occupancy
Occupancy expense totaled $6.8 million for the third quarter of 2022, which was a decrease of $572,000 or 8% from $7.4 million for the third quarter of 2021. For the nine months ended September 30, 2022 and 2021, occupancy expense totaled $21.3 million and $22.7 million, respectively, which was a decrease of $1.4 million or 6%.

Furniture and Equipment
Furniture and equipment expense totaled $2.9 million for the third quarter of 2022, which was a decrease of $437,000 or 13% from $3.4 million for the third quarter of 2021. For the nine months ended September 30, 2022, furniture and equipment expense totaled $9.5 million, which was a decrease of $479,000 or 5% from $10.0 million for the first nine months of 2021.

The decreases in occupancy expense and furniture and equipment expense are primarily attributable to the decreased number of branch locations as a result of HTLF's branch optimization strategy. At September 30, 2022, HTLF had 121 branches compared to 131 at September 30, 2021.

Gain/loss on sales/valuations of assets, net
Net gains on sales/valuations of assets were $251,000 for the third quarter of 2022 compared to net gains of $3,000 for the third quarter of 2021. For the nine months ended September 30, 2022, net gains on sales/valuations of assets were $3.4 million compared to net losses of $374,000 for the nine months ended September 30, 2021. During the second quarter of 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was also recorded in conjunction with the sale of an insurance subsidiary.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs were $2.2 million for the third quarter of 2022, which was an increase of $2.0 million from $204,000 for the third quarter of 2021. Acquisition, integration and restructuring costs increased $1.8 million or 54% to $5.1 million for the first nine months of 2022 compared to $3.3 million for the first nine months of 2021. The expenses incurred in the third quarter and first nine months of 2022 were primarily related to further progress on the charter consolidation project and will continue through the end of 2023. The expenses incurred in the first nine months of 2021 were primarily attributable to the AimBank conversion in February 2021.

Partnership investment in tax credit projects
Partnership investments in tax credit projects decreased $1.4 million or 59% to $979,000 for the third quarter of 2022 compared to $2.4 million for the same quarter of 2021. For the first nine months of 2022, partnership investment in tax credit projects decreased $2.0 million or 52% to $1.8 million from $3.8 million for the first nine months of 2021. The expense is dependent upon the number of tax credit projects placed into service during the period.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of maintaining it at or below 57%. During the third quarter of 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) decreased 512 basis points to 55.26% from 60.38% for the third quarter of 2021. For the nine months ended September 30, 2022, the efficiency ratio on a fully tax-equivalent basis (non-GAAP) increased by 94 basis points to 58.99% in comparison with 58.05% for the nine months ended September 30, 2021.

The efficiency ratio for the three months ended September 30, 2022, was positively impacted by higher net interest income. The efficiency ratio for the nine months ended September 30, 2022, was positively impacted by higher net interest income and noninterest income, which was partially offset by increases in noninterest expenses as noted above.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:
•The consolidation of its eleven bank charters. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements and current and future growth. Through the end of the third quarter of 2022, three charters have been consolidated into HTLF Bank, and subsequent to September 30, 2022, one charter was consolidated. The consolidated charters are now operating as divisions of HTLF Bank. HTLF expects to complete one additional charter consolidation in the fourth quarter of 2022, and the remaining six charters are expected to be consolidated in 2023.

Consolidation restructuring costs are projected to be $19-20 million with approximately $12-13 million of expenses remaining to be incurred through 2023. Total costs incurred since the project started in the fourth quarter of 2021 through September 30, 2022 were $6.9 million, of which $2.1 million was incurred in the third quarter of 2022. For the nine months ended September 30, 2022, consolidation restructuring costs of $5.0 million have been incurred. HTLF realized some operating efficiencies and financial benefits in the third quarter of 2022 with the completion of two charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.
•Branch optimization strategy. During the nine months ended September 30, 2022, HTLF sold, closed or consolidated 9 branch locations and expects to reduce its branch count by one additional branch before December 31, 2022.

Income Taxes

The effective tax rate was 19.97% for the third quarter of 2022 compared to 19.15% for the third quarter of 2021. The following items impacted the third quarter 2022 and 2021 tax calculations:
•Solar energy tax credits of $1.1 million compared to $2.1 million.
•Federal low-income housing tax credits of $519,000 compared to $135,000.
•New markets tax credits of $75,000 in each quarterly calculation.
•Historic rehabilitation tax credits of $63,000 compared to $327,000.
•Tax-exempt interest income as a percentage of pre-tax income of 11.45% compared to 9.32%.

The effective tax rate was 21.56% for the nine months ended September 30, 2022, compared to 20.92% for the nine months ended September 30, 2021. The following items impacted HTLF's tax calculation for the first nine months of 2022 and 2021:
•Solar energy tax credits of $1.8 million compared to $3.5 million.
•Federal low-income housing tax credits of $789,000 compared to $404,000.
•New markets tax credits of $225,000 in each period.
•Historic rehabilitation tax credits of $190,000 compared to $450,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.17% compared to 9.15%.
•Tax benefit of $129,000 compared to a tax benefit of $304,000 resulting from the vesting of restricted stock units.

FINANCIAL CONDITION

Total assets were $19.68 billion at September 30, 2022, an increase of $408.4 million or 2% from $19.27 billion at December 31, 2021. Securities represented 35% and 40% of total assets at September 30, 2022, and December 31, 2021, respectively.

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

HTLF originated PPP loans in 2020 ("PPP I") totaling $1.20 billion and acquired $53.1 million of PPP loans in the AimBank transaction. Additionally, in 2021, HTLF originated $473.9 million of PPP II loans. At September 30, 2022, HTLF had $1.9 million of PPP I loans outstanding. PPP II loans outstanding at September 30, 2022 totaled $11.6 million, which was net of $366,000 of unamortized deferred fees. Both PPP I and PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Total loans held to maturity were $10.92 billion at September 30, 2022, and $9.95 billion at December 31, 2021, an increase of $969.0 million or 10%. Excluding PPP loans, total loans held to maturity increased $1.16 billion or 12% since year-end 2021.

The following table shows the changes in loan balances by loan category since December 31, 2021, in thousands:

	September 30, 2022	December 31, 2021	Change	% Change
Commercial and industrial	$3,278,703	$2,645,085	$633,618	24%
PPP	13,506	199,883	(186,377)	(93)
Owner occupied commercial real estate	2,285,973	2,240,334	45,639	2
Non-owner occupied commercial real estate	2,219,542	2,010,591	208,951	10
Real estate construction	996,017	856,119	139,898	16
Agricultural and agricultural real estate	781,354	753,753	27,601	4
Residential mortgage	852,928	829,283	23,645	3
Consumer	495,509	419,524	75,985	18
Total loans held to maturity	$10,923,532	$9,954,572	$968,960	10%

Notable changes in the loan portfolio include:
•Commercial and industrial loans increased $633.6 million or 24% to $3.28 billion at September 30, 2022, compared to $2.65 billion at December 31, 2021.
•PPP loans decreased $186.4 million or 93% to $13.5 million at September 30, 2022, compared to $199.9 million at year-end 2021 due to forgiveness payments from the SBA. Approximately 99% of total PPP loans have been forgiven.
•Non-owner occupied commercial real estate loans increased $209.0 million or 10% to $2.22 billion at September 30, 2022, compared to $2.01 billion at year-end 2021.
•Real estate construction loans increased $139.9 million or 16% to $996.0 million at September 30, 2022, compared to $856.1 million at year-end 2021.

The loan growth in the first nine months of 2022 was primarily attributable to the expansion of specific commercial lending teams and further market penetration in various HTLF growth markets.

The table below presents the composition of the loan portfolio as of September 30, 2022, and December 31, 2021, in thousands:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,278,703	30.01%	$2,645,085	26.57%
PPP	13,506	0.12	199,883	2.01
Owner occupied commercial real estate	2,285,973	20.93	2,240,334	22.51
Non-owner occupied commercial real estate	2,219,542	20.32	2,010,591	20.20
Real estate construction	996,017	9.12	856,119	8.60
Agricultural and agricultural real estate	781,354	7.15	753,753	7.57
Residential mortgage	852,928	7.81	829,283	8.33
Consumer	495,509	4.54	419,524	4.21
Gross loans receivable held to maturity	10,923,532	100.00%	9,954,572	100.00%
Allowance for credit losses-loans	(105,715)		(110,088)
Loans receivable, net	$10,817,817		$9,844,484

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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $124.6 million at September 30, 2022, which was 1.14% of loans, compared to $125.6 million or 1.26% of loans at December 31, 2021. The following table shows, in thousands, the components of the allowance for lending related credit losses as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$85,026	68.24%	$88,635	70.60%
Qualitative/Economic Forecast	39,573	31.76	36,915	29.40
Total	$124,599	100.00%	$125,550	100.00%

Quantitative Allowance
The quantitative allowance decreased $3.6 million to $85.0 million or 68% of the total allowance for lending related credit losses at September 30, 2022, compared to $88.6 million or 71% of the total allowance at December 31, 2021. Positively impacting the quantitative allowance was a reduction of $160.1 million in nonpass loans since year-end 2021. Included in the quantitative allowance for September 30, 2022, and December 31, 2021, were specific reserves of $7.8 million and $7.6 million, respectively.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $39.6 million or 32% of the total allowance for lending related credit losses at September 30, 2022, compared to $36.9 million or 29% at December 31, 2021. Management's assessment of the risk factors in the qualitative calculation at September 30, 2022, reflected an adjustment for the sustainability of current credit quality trends. HTLF has access to various third-party economic forecast scenarios provided by Moody's which are updated quarterly in the methodology. At September 30, 2022, Moody's September 6, 2022, baseline forecast scenario was utilized, which was the most currently available forecast, and HTLF continued to use a one year reasonable and supportable forecast period. For the September 30, 2022, calculation, the economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for continued economic headwinds, such as inflation, supply chain challenges, workforce shortages, wage pressures and COVID-19 variants, which are leading to higher interest rates and recession concerns.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and nine- months ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30,
	2022	2021
Balance at beginning of period	$101,353	$120,726
Provision (benefit) for credit losses	4,388	(4,448)
Recoveries on loans previously charged off	912	2,422
Charge-offs on loans	(938)	(1,167)
Balance at end of period	$105,715	$117,533
Allowance for credit losses for loans as a percent of loans	0.97%	1.19%
Annualized ratio of net charge offs (recoveries) to average loans	—%	(0.05)%

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$110,088	$131,606
Provision (benefit) for credit losses	8,561	(10,898)
Recoveries on loans previously charged off	2,694	3,615
Charge-offs on loans	(15,628)	(6,790)
Balance at end of period	$105,715	$117,533
Allowance for credit losses for loans as a percent of loans	0.97%	1.19%
Annualized ratio of net charge offs to average loans	0.17%	0.04%

The allowance for credit losses for loans totaled $105.7 million at September 30, 2022, compared to $110.1 million at December 31, 2021, and $117.5 million at September 30, 2021. The allowance for credit losses for loans at September 30, 2022, was 0.97% of loans compared to 1.11% of loans at December 31, 2021. The following items have impacted the allowance for credit losses for loans for the nine months ended September 30, 2022:
•Net charge offs for the first nine months of 2022 totaled $12.9 million compared to $3.2 million for the first nine months of 2021, which was an increase of $9.8 million. Included in net charge-offs for the first nine months of 2022 were two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships which had collateral deficiencies. Additionally, in the first nine months of 2022, a charge-off totaling $2.6 million was recorded for one agricultural-related credit that had been substantially reserved for in a prior period.
•Nonpass loans decreased $160.1 million or 22% to $581.1 million at September 30, 2022, from $741.3 million at December 31, 2021.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Balance at beginning of period	17,780	14,002
Provision (benefit) for credit losses	1,104	(35)
Balance at end of period	$18,884	$13,967

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$15,462	$15,280
Provision (benefit) for credit losses	3,422	(1,313)
Balance at end of period	$18,884	$13,967

The allowance for unfunded commitments totaled $18.9 million as of September 30, 2022, compared to $15.5 million as of December 31, 2021, and $14.0 million as of September 30, 2021. Unfunded commitments increased $834.2 million to $4.66 billion at September 30, 2022, compared to $3.83 billion at December 31, 2021.

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

The nonpass loans totaled $581.1 million or 5.3% of total loans as of September 30, 2022, compared to $741.3 million or 7.4% of total loans as of December 31, 2021. As of September 30, 2022, the nonpass loans consisted of approximately 45% watch loans and 55% substandard loans compared to approximately 50% watch loans and 50% substandard loans as of December 31, 2021. The percent of nonpass loans on nonaccrual status as of September 30, 2022, was 11% compared to 9% as of December 31, 2021.

Included in the nonpass loans at September 30, 2022, were $2.6 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% SBA guarantee.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	September 30,		December 31,
	2022	2021	2021	2020
Nonaccrual loans	$64,560	$82,375	$69,369	$87,386
Loans contractually past due 90 days or more	678	861	550	720
Total nonperforming loans	65,238	83,236	69,919	88,106
Other real estate	8,030	4,744	1,927	6,624
Other repossessed assets	—	166	43	240
Total nonperforming assets	$73,268	$88,146	$71,889	$94,970
Performing troubled debt restructured loans(1)	$8,047	$1,817	$817	$2,370
Nonperforming loans to total loans	0.60%	0.84%	0.70%	0.88%
Nonperforming assets to total loans plus repossessed property	0.67	0.89	0.72	0.95
Nonperforming assets to total assets	0.37	0.46	0.37	0.53

(1) Represents accruing troubled debt restructured loans performing according to their restructured terms.

The schedules below summarize the changes in nonperforming assets during the three- and nine- months ended September 30, 2022, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2022	$63,004	$4,528	$—	$67,532
Loan foreclosures	(4,113)	3,774	339	—
Net loan charge-offs	(26)	—	—	(26)
New nonperforming loans	8,388	—	—	8,388
Reduction of nonperforming loans(1)	(2,015)	—	—	(2,015)
OREO/Repossessed assets sales proceeds	—	(239)	(398)	(637)
OREO/Repossessed assets writedowns, net	—	(33)	59	26
September 30, 2022	$65,238	$8,030	$—	$73,268
(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2021	$69,919	$1,927	$43	$71,889
Loan foreclosures	(8,850)	8,458	392	—
Net loan charge-offs	(12,934)	—	—	(12,934)
New nonperforming loans	32,810	—	—	32,810
Reduction of nonperforming loans(1)	(15,707)	—	—	(15,707)
OREO/Repossessed assets sales proceeds	—	(2,074)	(490)	(2,564)
OREO/Repossessed assets writedowns, net	—	(281)	55	(226)
September 30, 2022	$65,238	$8,030	$—	$73,268

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets increased $1.4 million or 2% to $73.3 million or 0.37% of total assets at September 30, 2022, compared to $71.9 million or 0.37% of total assets at December 31, 2021. Nonperforming loans were $65.2 million at September 30, 2022, compared to $69.9 million at December 31, 2021, which represented 0.60% and 0.70% of total loans at September 30, 2022, and December 31, 2021, respectively. At September 30, 2022, approximately $40.6 million or 62% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to fourteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $14.5 million at both September 30, 2022, and December 31, 2021.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 35% and 40% of total assets at September 30, 2022, and December 31, 2021, respectively. Total securities carried at fair value as of September 30, 2022, were $6.06 billion, a decrease of $1.47 billion or 20% from $7.53 billion at December 31, 2021.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of September 30, 2022, and December 31, 2021, in thousands:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
U.S. treasuries	$26,737	0.38%	$1,008	0.01%
U.S. agencies	43,300	0.62	193,384	2.51
Obligations of states and political subdivisions	1,664,870	23.88	2,169,742	28.19
Mortgage-backed securities - agency	1,828,276	26.23	2,349,289	30.52
Mortgage-backed securities - non-agency	2,122,859	30.46	1,743,379	22.65
Commercial mortgage-backed securities - agency	86,148	1.24	123,912	1.61
Commercial mortgage-backed securities - non-agency	689,675	9.89	600,888	7.81
Asset-backed securities	400,032	5.74	409,653	5.32
Corporate bonds	8,423	0.12	3,040	0.04
Equity securities with a readily determinable fair value	20,258	0.29	20,788	0.27
Other securities	80,286	1.15	82,567	1.07
Total securities	$6,970,864	100.00%	$7,697,650	100.00%

HTLF's securities portfolio had an expected modified duration of 6.09 years as of September 30, 2022, compared to 5.26 years as of December 31, 2021.

During the third quarter of 2022, HTLF transferred taxable municipal bonds with an amortized cost basis of $934.5 million and fair value of $748.3 million from available for sale to held to maturity. On the date of the transfer, accumulated other comprehensive income (loss) included $186.3 million of net unrealized losses, after tax, attributable to these securities, and the net unrealized losses will be amortized into interest income over the remaining life of the transferred securities. The bonds were transferred at fair value at the date of transfer. HTLF has the ability and intent to hold these securities to maturity.

At September 30, 2022, HTLF had $80.3 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its bank subsidiaries is a member. All of these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $17.27 billion as of September 30, 2022, compared to $16.42 billion at December 31, 2021, an increase of $849.9 million or 5%.

The following table shows the changes in deposit balances by deposit type since year-end 2021, in thousands:

	September 30, 2022	December 31, 2021	Change	% Change
Demand deposits	$6,083,563	$6,495,326	$(411,763)	(6)%
Savings deposits	10,060,523	8,897,909	1,162,614	13
Time deposits	1,123,035	1,024,020	99,015	10
Total	$17,267,121	$16,417,255	$849,866	5%

At September 30, 2022, HTLF had $1.28 billion of wholesale funding deposits, of which $1.13 billion were included in savings deposits and $150.0 million were included in time deposits. HTLF had $235.0 million of wholesale funding deposits at December 31, 2021, which were included in savings deposits.

The table below presents the composition of deposits by category as of September 30, 2022, and December 31, 2021, in thousands:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Demand	$6,083,563	35.23%	$6,495,326	39.57%
Savings	10,060,523	58.27	8,897,909	54.20
Time	1,123,035	6.50	1,024,020	6.23
Total	$17,267,121	100.00%	$16,417,255	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2022, and December 31, 2021, in thousands:

	September 30, 2022	December 31, 2021	Change	% Change
Securities sold under agreement to repurchase	$111,047	$122,996	$(11,949)	(10)%
Advances from the federal discount window	30,000	—	30,000	100
Other short-term borrowings	5,953	8,601	(2,648)	(31)
Total	$147,000	$131,597	$15,403	12%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All of HTLF's bank subsidiaries own FHLB stock in one of the Chicago, Dallas, Des Moines, San Francisco or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. Short-term borrowings totaled $147.0 million at September 30, 2022, compared to $131.6 million at December 31, 2021, an increase of $15.4 million or 12%.

All of the bank subsidiaries provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $111.0 million at September 30, 2022, compared to $123.0 million at December 31, 2021, a decrease of $11.9 million or 10%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first nine months of 2022, and the outstanding balance was $0 at both September 30, 2022, and December 31, 2021.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of September 30, 2022, and December 31, 2021, in thousands:

	September 30, 2022	December 31, 2021	Change	% Change
Advances from the FHLB	$770	$898	$(128)	(14)%
Trust preferred securities	148,042	147,316	726	—
Contracts payable	82	1,593	(1,511)	(95)
Subordinated notes	222,552	222,265	287	—
Total	$371,446	$372,072	$(626)	—%

As of September 30, 2022, other borrowings totaled $371.4 million compared to $372.1 million as of December 31, 2021, a decrease of $626,000 or less than 1% since year-end 2021.

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of September 30, 2022, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2022(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	6.28%	03/17/2034	12/17/2022
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	3.84	04/07/2036	01/07/2023
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	4.77	09/15/2037	12/15/2022
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	4.56	09/01/2037	12/01/2022
Morrill Statutory Trust I	9,346	12/19/2002	3.25% over LIBOR	6.89	12/26/2032	12/26/2022
Morrill Statutory Trust II	9,059	12/17/2003	2.85% over LIBOR	6.38	12/17/2033	12/17/2022
Sheboygan Statutory Trust I	6,769	09/17/2003	2.95% over LIBOR	6.48	09/17/2033	12/17/2022
CBNM Capital Trust I	4,545	09/10/2004	3.25% over LIBOR	6.54	12/15/2034	12/15/2022
Citywide Capital Trust III	6,591	12/19/2003	2.80% over LIBOR	5.58	12/19/2033	01/23/2023
Citywide Capital Trust IV	4,454	09/30/2004	2.20% over LIBOR	5.16	09/30/2034	11/23/2022
Citywide Capital Trust V	12,368	05/31/2006	1.54% over LIBOR	4.83	07/25/2036	12/15/2022
OCGI Statutory Trust III	3,018	06/27/2002	3.65% over LIBOR	6.16	09/30/2032	12/30/2022
OCGI Capital Trust IV	5,497	09/23/2004	2.50% over LIBOR	5.79	12/15/2034	12/15/2022
BVBC Capital Trust II	7,308	04/10/2003	3.25% over LIBOR	6.03	04/24/2033	01/24/2023
BVBC Capital Trust III	9,538	07/29/2005	1.60% over LIBOR	5.27	09/30/2035	12/30/2022
Total trust preferred costs	148,083
Less: deferred issuance costs	(41)
	$148,042

(1) Effective weighted average interest rate as of September 30, 2022, was 5.75%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2022	15.01%	11.89%	11.12%	8.93%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,418,824	$14,418,824	$14,418,824	N/A
Average assets	N/A	N/A	N/A	$19,182,687

December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872

At September 30, 2022, and December 31, 2021, retained earnings that could be available for the payment of dividends to meet the minimum capital requirements totaled $704.3 million and $758.6 million, respectively. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $416.2 million and $502.1 million at September 30, 2022, and December 31, 2021, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

On August 8, 2022, HTLF filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provides HTLF with the ability to raise capital, subject to market conditions and SEC rules and limitations, if the board of directors decides to do so. This registration statement permits HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, depositary shares, warrants, rights or units of any combination of these securities. The amount of securities that may be offered was not specified in the registration statement, and the terms of any future offerings are to be established at the time of the offering. The registration statement expires on August 8, 2025.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's bank subsidiaries evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2022, and December 31, 2021, commitments to extend credit aggregated $4.66 billion and $3.83 billion, respectively. Standby letters of credit aggregated $63.6 million at September 30, 2022, and $51.4 million at December 31, 2021.

At September 30, 2022, and December 31, 2021, HTLF's banks had $723.5 million and $735.3 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2022, that are ordinary routine litigation incidental to business.

On August 5, 2022, HTLF paid $4.5 million to settle a lawsuit related to pending litigation involving a former customer of AimBank. The aggregate amount of cash consideration paid in the AimBank transaction in December 2020 was reduced by $5.3 million as a holdback against any litigation losses and expenses, net of any tax benefits, that might be incurred as a result of this litigation. The final amount payable to the AimBank shareholders under the holdback will be determined in accordance with the terms of the merger agreement.

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

At September 30, 2022, HTLF had $399.9 million of cash and cash equivalents, time deposits in other financial institutions of $1.7 million and securities carried at fair value of $6.06 billion. Management expects the securities portfolio to produce cash flows exceeding $1 billion over the next twelve months.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of September 30, 2022, short-term borrowings outstanding totaled $147.0 million.

As of September 30, 2022, HTLF had $371.4 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the subsidiary banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. At September 30, 2022, HTLF had $762.0 million of borrowing capacity under these programs. Additionally, at September 30, 2022, HTLF had $567.3 million of borrowing capacity at the Federal Reserve Banks' discount window.

HTLF is focused on loan growth and strives to fund the loan growth with the least expensive source of deposits, sales of securities or borrowings. While securities are generally considered as a source of cash, in the current environment, it is unlikely that they would be sold at a loss for such funding needs. The securities portfolio is expected to produce cash flows exceeding $1 billion over the next twelve months, which could be used to fund loan growth. Additionally, growing deposits will continue to be a focus. HTLF offers the Insured Cash Sweep ("ICS") product accessed through the Promontory network of financial institutions, which helps to reduce the amount of pledged securities.

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

At September 30, 2022, the parent company had cash of $297.3 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which is renewed annually, most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2022. This credit agreement contains specific financial covenants, all of which HTLF complied with as of September 30, 2022.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid to HTLF by its subsidiaries. The bank subsidiaries are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at HTLF's bank subsidiaries, certain portions of their retained earnings are not available for the payment of dividends.

HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement expires in August 2025.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2022, and September 30, 2021, provided the following results, in thousands:

	2022		2021
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$680,345	(1.29)%	$503,448	(2.15)%
Base	689,218	—	514,512	—
Up 200 Basis Points	694,854	0.82	543,113	5.56
Year 2
Down 100 Basis Points	$682,744	(0.94)%	$462,454	(10.12)%
Base	720,883	4.59	494,746	(3.84)
Up 200 Basis Points	734,620	6.59	556,171	8.10

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
•During the three months ended September 30, 2022, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2022, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $77.3 million as of September 30, 2022, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2022.

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

Dated: November 7, 2022