Form 10-K
period 2022-12-31
HEARTLAND FINANCIAL USA INC
filed 2023-02-23
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 001-15393

HEARTLAND FINANCIAL USA, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

42-1405748
(I.R.S. Employer identification number)

1800 Larimer Street, Suite 1800, Denver, Colorado 80202
(Address of principal executive offices) (Zip Code)

(303) 285-9200
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
Indicate by check mark whether the registrant has filed a report on or attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240-10D-1(b).
Yes ☐ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,705,115,226.
As of February 22, 2023, the Registrant had issued and outstanding 42,468,081 shares of common stock, $1.00 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Annual Report on Form 10-K, include, among others:
•Economic and Market Conditions Risks, including risks related to the deterioration of the U.S. economy in general and in the local economies in which HTLF conducts its operations and future civil unrest, natural disasters, pandemics, such as the COVID-19 pandemic or future pandemics and governmental measures addressing them, climate change and climate-related regulations, persistent inflation, higher interest rates, recession, supply chain issues, labor shortages, terrorist threats or acts of war;
•Credit Risks, including risks of increasing credit losses due to deterioration in the financial condition of HTLF's borrowers, changes in asset and collateral values due to climate and other borrower industry risks, which may impact the provision for credit losses and net charge-offs;
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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (individually referred to herein as "Parent Company" and collectively with all its subsidiaries and affiliates referred to herein as "HTLF," "we," "us," or "our") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. HTLF's headquarters are located at 1800 Larimer Street, Suite 1800, Denver, Colorado. Our website address is www.htlf.com. You can access, free of charge, our filings with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2023 Annual Shareholders Meeting to be held on June 14, 2023, will be available electronically via a link on our website at www.htlf.com.

At December 31, 2022, HTLF had total assets of $20.24 billion, total loans held to maturity of $11.43 billion and total deposits of $17.51 billion. HTLF’s total stockholders' equity as of December 31, 2022, was $1.74 billion. Net income available to common stockholders for 2022 was $204.1 million.

HTLF conducts its banking business through multiple community banks (referred to herein collectively as the "Banks" "Bank Markets", "Bank Divisions") operating as either independent entities or independently branded divisions in the states of Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. In the fourth quarter of 2021, the HTLF Board of Directors approved a plan to consolidate its eleven bank charters into a single Colorado based charter, named "HTLF Bank," (formerly named Citywide Banks). When the charter consolidation project is completed, the Banks will operate as divisions of HTLF Bank and retain their separate bank brands.

During 2022, five charters were consolidated into HTLF Bank. Subsequent to December 31, 2022, one additional charter consolidation was completed. The consolidation of the remaining five charters is expected to be completed by December 31, 2023. Each Bank serves a separate state banking market except for Kansas and Missouri, which constitute a single banking market.

All Banks are insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 2022, the Banks and their respective bank brands listed below, operated a total of 119 banking locations:
•HTLF Bank, Denver, Colorado, is chartered under the laws of the state of Colorado. The following charters have been consolidated into HTLF Bank and now operate as divisions of HTLF Bank:
•Illinois Bank & Trust, headquartered in Rockford, Illinois
•Arizona Bank & Trust, headquartered in Phoenix, Arizona
•Citywide Banks, headquartered in Denver, Colorado
•Minnesota Bank & Trust, headquartered in Edina, Minnesota, and
•Premier Valley Bank, headquartered in Fresno, California
•Dubuque Bank and Trust Company, Dubuque, Iowa, is chartered under the laws of the state of Iowa.
•Wisconsin Bank & Trust, headquartered in Madison, Wisconsin
•New Mexico Bank & Trust, Albuquerque, New Mexico, is chartered under the laws of the state of New Mexico.
•Rocky Mountain Bank, Billings, Montana, is chartered under the laws of the state of Montana.
•Bank of Blue Valley, Merriam, Kansas, is chartered under the laws of the state of Kansas.
•First Bank & Trust, Lubbock, Texas, is chartered under the laws of the state of Texas.

In February 2023, the charter of Wisconsin Bank & Trust was consolidated into HTLF Bank, and as of that date, Wisconsin Bank & Trust began operating as a division of HTLF Bank.

HTLF uses the "HTLF" brand to refer to Parent Company activities and operations and certain limited common products and services offered by all Banks, such as HTLF Retirement Plan Services. In addition, the relationship of each Bank to HTLF is communicated using the phrase "Powered by HTLF".

In addition, as of December 31, 2022, HTLF had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II and BVBC Capital Trust III. All of HTLF’s subsidiaries were wholly owned as of December 31, 2022.

The principal business of our Banks consists of making loans to and accepting deposits from businesses and consumers. Our Banks provide full service commercial and consumer banking in their communities. Both our loans and our deposits are generated primarily through strong banking knowledge and customer relationships, guided by management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, agricultural, small business, real estate mortgage, consumer, and credit cards for commercial, business and personal use.

We enhance the customer-centric local services in our Bank Markets with a full complement of value-added services, including wealth management, investment and retirement plan services. We provide technology solutions that provide our customers convenient electronic banking services and client access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, credit and debit cards and automated teller machines.

Business Model and Operating Philosophy
HTLF’s operating philosophy is to maximize the benefits of our community-focused banking model by:
1.Creating strong community ties through customer-centric local bank delivery of products and services.
•Deeply rooted local management and advisory boards
•Local community knowledge and relationships
•Local decision-making
•Locally recognized brands
•Commitment to an exceptional customer experience

2.Providing extensive banking services to increase revenue.
•Full range of commercial products and services, including government guaranteed lending and treasury management services
•Specialized industries division and capital markets team providing middle-market lending expertise
•Providing added client value through consultative relationship building
•Convenient and competitive consumer products and services
•Private client services, including investment management, trust, retirement plans, brokerage services and investment services
•Residential mortgage origination and referrals

3.Centralizing back-office operations for efficiency and enhancing the customer experience.
•Leverage expertise across all Banks
•Contemporary technology for account processing and delivery systems
•Efficient back-office support for loan processing and deposit operations
•Centralized customer relationship management systems
•Centralized loan underwriting and collections
•Centralized loss management and risk analysis
•Centralized support for other professional services, including information technology, human resources, marketing, legal, compliance, finance, administration, internal audit, risk management, investment management, customer support and facilities

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks" or large regional banks. While we are committed to a community-focused banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back office support functions. We have standard operating policies regarding asset/liability management, liquidity management, compliance and risk management, investment management, credit risk, and deposit structure management, information technology management and security management.

Another component of our operating strategy is to encourage all directors, officers and employees to maintain a strong ownership interest in HTLF. We have established ownership guidelines for our directors and executive leadership team. We also have a stock compensation plan and an employee stock purchase plan.

We are deeply committed to our communities through lending, investments and service activities such as active participation by our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Market Focus, Branch Optimization, and Acquisition Strategies
In addition to our focus on organic growth, HTLF will continue to evaluate opportunities to augment our business by acquiring businesses that complement or supplement our current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets. In addition to acquisitions of established financial institutions, primarily commercial banks, HTLF will consider acquisitions of fee income businesses that complement and build on our existing businesses, or further meet the needs of our customers. HTLF is also exploring the expansion of its lending products and services through the acquisition of specialty lending, equipment finance, leasing and other services to expand our product and service offerings. All acquisition opportunities are evaluated using a range of financial and non-financial criteria, including earnings per share accretion, tangible equity earn back, internal rate of return, operational synergies and strategic fit.

We have focused our investments and previous acquisitions on markets with growth potential in the Midwestern, Southwestern and Western regions of the United States. Our overall strategy is to balance the growth in our Southwestern and Western Bank Markets with the stability of our Midwestern Bank Markets.

Due to changes in our customers' banking preferences and behaviors as well as the competitive landscape, we have selectively sold, consolidated and closed branches. We anticipate these strategic activities will provide additional resources to support our investments in areas that enhance our customer relationships and experiences, while fueling organic growth opportunities. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in the future.

Primary Business Lines
General
We are engaged in the business of banking, with the expertise to serve a wide range of businesses and the scale to compete at many levels. Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. Each Bank can also leverage a centralized team of middle-market lenders with expertise in specific industries and loan structures. We have a broad customer base and do not depend upon a small number of customers. Our extensive customer base across our Bank Markets spans a multitude of diversified industries. We provide multiple service delivery channels, including online banking, mobile/remote banking and telephone banking. Our Banks provide a comprehensive suite of banking products and services comprised of competitively priced deposit and credit offerings, along with treasury management, wealth management and retirement plan services.

Our bankers actively solicit new and established businesses in their respective business communities. We believe that the Banks are successful in attracting new customers in their markets through knowledgeable and experienced bankers, professional high-touch service, a suite of comprehensive credit and non-credit banking products and services, competitive pricing, convenient locations and proactive communications. We deliver the following products and services through our Bank Markets:

Commercial Banking
Our Banks have a strong commercial loan base generated primarily through strong reputations, business networks and personal relationships in the communities they serve. The current portfolios in each Bank Market reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes. Commercial real estate loans, which include owner occupied and non-owner occupied real estate loans, are generally term loans originated for the acquisition of real estate and equipment. Although most loans are made on a secured basis, loans may be made on an unsecured basis when warranted by the overall financial condition and cash flow of the borrower. Generally, terms of commercial and commercial real estate loans range from one to five years.

Commercial bankers provide a consultative customer-centric approach utilizing the comprehensive suite of banking products and services to deliver solutions designed to fit the objectives of the client in an organized and efficient manner. Bankers are knowledgeable and experienced in providing consultative solutions to clients to assist them in accomplishing their business strategies and objectives. The suite of banking products and services offered are highly competitive and can be tailored to fit the objectives of the client.

Closely integrated with our lending activities is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Our treasury management services have five basic functions:
•collection
•disbursement
•management of cash
•information reporting
•fraud prevention

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

Many of the businesses in the communities we serve are small to middle market businesses, and commercial lending to these businesses has been, and continues to be, an emphasis for the Banks. The table below shows the certifications granted to the Banks from the United States Small Business Administration ("SBA") as of December 31, 2022.

Bank	SBA Express Lender	SBA Preferred Lender	SBA Export Express
HTLF Bank	X
Dubuque Bank and Trust Company	X
Wisconsin Bank & Trust	X	X
New Mexico Bank & Trust	X	X	X
Rocky Mountain Bank	X	X
Bank of Blue Valley	X	X	X
First Bank & Trust	X	X

Our Banks participated in the Paycheck Protection Program ("PPP"), which provided small businesses with funding to maintain payroll and cover certain other overhead expenses. PPP loans are 100% SBA guaranteed and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. PPP loans also carry a zero-risk rating for regulatory capital purposes, and because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Lenders in each Bank Market are complemented by HTLF Specialized Industries, a centralized team of middle-market lenders focused on specific industries and more complex loan structures. The expertise of this team includes the commercial real estate, healthcare, and food and agribusiness industries, as well as customer interest rate swaps, loan syndications and franchise finance.

With the oversight of our centralized credit administration group, our credit risk management process is governed by our commercial and consumer loan policies which are governed by our risk appetite and establish a framework for credit and underwriting standards across the company. Our loan policies establish underwriting standards in alignment with safe and sound credit decision making and in accordance with regulatory guidelines as applicable to our portfolio (e.g., Real Estate

Lending Standards, Supervisory Loan-to-Value Limits). Centralized staff in credit administration assist our commercial lending officers in the analysis, underwriting of credit and facilitation of the credit approval process.

In addition to the lending personnel of the Banks, our internal loan review department, which is overseen by the Chief Risk Officer, independently validates credit risk rating accuracy and analyzes the credit risk of the Banks. To reduce the risk of loss, we have processes to help identify problem loans early, while working with customers and aggressively seeking resolution of credit problems.

HTLF has a special assets group which focuses on providing guidance to our customers experiencing challenges and resolving problem assets. Commercial or agricultural loans in a workout status or default are assigned to the special assets group which is also responsible for marketing repossessed properties.

Agricultural Loans
Agricultural loans are emphasized by those Bank Markets with operations in and around rural areas, including Dubuque Bank and Trust Company, Premier Valley Bank, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville branches, New Mexico Bank & Trust’s Clovis banking offices, Bank of Blue Valley's northeast Kansas banking offices, and First Bank & Trust. We also have a Food & Agribusiness specialized industry group, which consists of specialized lenders with expert knowledge who focus on loan opportunities to larger commercial agricultural growers, producers and food manufacturers within our Bank Markets and provide expert knowledge to assist our commercial bankers with loan opportunities.

Agricultural loans constituted approximately 8% of our total loan portfolio at December 31, 2022. In making agricultural loans, we have policies designating a primary lending area for each Bank, in which most of its agricultural operating and real estate loans are made. Under this policy, loans in a secondary market area must be secured by real estate.

Agricultural loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks relating to potentially adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of local and federal government regulations. The repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.

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

Small Business Banking
HTLF's Small Business Lending Center is dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests on a wide variety of credit products and services. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit and loan offerings, convenient electronic banking services, and retirement plan services. The Banks have designated business bankers and branch managers that serve the distinct banking needs of this customer segment.

Residential Real Estate Mortgage Lending
We provide residential real estate mortgage loans to our customers for the purchase or refinancing of single family residential properties. In certain Bank Markets, residential mortgage loans are originated through PrimeWest Mortgage Corporation ("PrimeWest"), a division of First Bank & Trust, and sold to the secondary market with servicing retained. The Banks also provide residential mortgage loans to their customers that are retained and serviced by the originating Bank. In 2022, we began partnering with a third-party mortgage loan provider to facilitate the residential mortgage lending needs of our customers in selected Bank Markets.

Consumer Banking
A wide variety of consumer banking services are delivered through our branches and electronic banking platforms. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs") and consumer debit and credit cards. Brokerage services, including fixed rate annuity products are also provided in many locations. Consumer lending services include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity loans and personal lines of credit.

Our Banks continue to respond to customer preferences to enhance our consumer banking experience through the addition of secure electronic banking options including online account opening and mobile banking. Our consumer banking customers receive high-touch service in our branches and further enjoy the convenience of online bill pay, 24-hour ATM availability, mobile deposit, and 24-hour access to account detail. As technology advances, we are committed to offering our customers the convenience of online, ATM and mobile delivery channels in a secure manner.

Wealth Management and Retirement Plan Services
In most Bank Markets, wealth management, trust, and securities brokerage services are offered. HTLF also provides retirement plan services to business clients, including 401(k), 403(b) and profit sharing plans. As of December 31, 2022, total trust assets under management were $3.62 billion.

HTLF has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at the majority of the Banks. Through LPL Financial, HTLF offers a full array of investment services including mutual funds, annuities, individual retirement products, education savings products, and brokerage services.

B.      MARKET AREAS

HTLF is a geographically diversified bank holding company with a Midwestern, Western and Southwestern franchise, all of which are impacted by regional and macroeconomic fluctuations. The following table sets forth certain information about the offices and total customer deposits of each of the Bank Markets as of December 31, 2022, dollars in thousands. The table below excludes $1.07 billion of deposits not allocated to a Bank Market.

State	Region	Bank	Total Deposits	Number of Locations	Market Areas Served
IA	Midwest	Dubuque Bank and Trust Company	$1,768,057	6	Dubuque MSA
				1	Des Moines MSA
				1	Cedar Rapids MSA
IL	Midwest	Illinois Bank & Trust(1)	$1,427,277	5	Rockford MSA
				1	Jo Daviess County
WI	Midwest	Wisconsin Bank & Trust	$1,250,251	3	Madison MSA
				1	Green Bay MSA
				4	Sheboygan MSA
				1	Grant County
				1	Green County
				1	Milwaukee County
NM	Southwest	New Mexico Bank & Trust	$2,392,887	9	Albuquerque MSA
				2	Clovis MSA
				2	Santa Fe MSA
				2	Colfax County
				1	Guadalupe County
				1	Los Alamos County
				1	Quay County
				2	Rio Arriba County
				1	Union County
AZ	Southwest	Arizona Bank & Trust(1)	$1,523,001	9	Phoenix MSA
MT	West	Rocky Mountain Bank	$646,636	2	Billings MSA
				2	Flathead County
				1	Gallatin County
				1	Jefferson County
				1	Ravalli County
				1	Sanders County
				1	Sheridan County

State	Region	Bank	Total Deposits	Number of Locations	Market Areas Served
CO	West	Citywide Banks(1)	$2,120,378	10	Denver MSA
				1	Arapahoe County
				2	Boulder County
				1	Eagle County
				1	Grand County
				4	Jefferson County
MN	Midwest	Minnesota Bank & Trust(1)	$571,025	2	Minneapolis/St. Paul MSA
KS	Midwest	Bank of Blue Valley	$1,239,066	7	Kansas City MSA
				2	Brown County
CA	West	Premier Valley Bank(1)	$929,725	1	Fresno MSA
				1	Madera County
				1	Mariposa County
				2	San Luis Obispo County
				1	Tuolumne County
TX	Southwest	First Bank & Trust	$2,578,197	7	Lubbock MSA
				1	Bailey County
				1	Ector County
				1	Gray County
				1	Hockley County
				1	Lamb County
				1	Midland County
				1	Mitchell County
				1	Parmer County
				1	Potter County
				1	Scurry County
				1	Taylor County
				1	Yoakum County

(1) Operates as a division of HTLF Bank as of December 31, 2022

C.  COMPETITION

We face direct competition for deposits, loans and other financial related services. To compete effectively, grow our market share, maintain flexibility and keep pace with changing client preferences, business and economic conditions, we continuously refine and develop our banking personnel, products and services. We have found the principal methods of competing in the financial services industry are through personal service, expertise, product selection, convenience and technology.

Our Bank Markets are highly competitive, and our competitors are comprised of other commercial banks, credit unions, thrifts, stockbrokers, mutual fund companies, mortgage companies and loan production offices, insurance companies and online providers and other non-bank financial service companies, including fintech companies. Some of these competitors are local, while others are regional, national or global.

Technological advances have made it possible for our competitors, including nonbank competitors, to offer products and services that were traditionally offered exclusively by banks and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits.

We believe we are well positioned to compete for loans effectively through the array and quality of the credit products and services we provide, and the high-touch, customer-centric way in which we provide them. We invest in building long-lasting customer relationships, and our strategy is to serve our customers above and beyond their expectations through excellence in customer service and providing banking solutions that are tailored to our customers’ needs. We believe that our long-standing presence and commitment to the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining commercial and consumer customers. We continue to attract deposit-oriented customers by offering personal attention, combined with convenient electronic banking and other technology-based solutions, professional service and competitive interest rates. The breadth of our product suite, coupled with our superior customer service, allows us to compete favorably with our larger competitors.

D. HUMAN CAPITAL

People are our most valuable asset. They are critical in providing the high quality of service and knowledge our clients require and deserve. Accordingly, the attraction, retention and promotion of qualified, engaged and diverse employees is critical to HTLF’s success and the growth and preservation of long-term client relationships. HTLF is committed to placing a primary focus on our associates' best interests as part of our evolving human capital strategy. In 2022, we had 91% of employees participate in our annual employee engagement survey, and we achieved our highest average engagement score since inception of the survey process in 2017. On December 31, 2022, HTLF employed 2,002 full-time equivalent employees.

Recruitment and Retention
In response to growing demand for hybrid and remote working options and a tight labor market, we strengthened our employee retention efforts. With the increased demand for talent, we enhanced our recruitment strategies and expanded our recruiting capacity. Given these and other challenges, our 2022 net voluntary turnover ratio was 24.47%. In 2022, we filled 638 positions, of which approximately 200 were filled internally. As of December 31, 2022, there were open requisitions for 88 positions, which was a decrease of 2 positions or 2% from 90 open positions at December 31, 2021. Intensifying wage pressures have also increased compensation, particularly for certain positions.

Employee onboarding and training continues to be delivered virtually, which enables most new hires to be engaged faster to connect with employees beyond just those in their geographic market and to build their skill set to better serve our clients. HTLF delivers a culture session to all new hires to aide them in understanding the importance of who we are and the importance of living our mission, vision, and values.

Competitive Compensation and Benefits
We remain focused on providing market level compensation and benefit packages. HTLF instituted a minimum pay threshold of $15.00 per hour in all Bank Markets to compete with other businesses and banks for entry level talent. We also benchmark our compensation programs annually. Incentive arrangements are evaluated annually to ensure that we reward talent appropriately based on performance and for retention purposes, and we have better aligned and improved our market-based pay practices. We believe that there will continue to be upward market adjustments as demands for greater pay transparency increase. We continue to evaluate pay trends, including geographic pay trends and how they impact remote worker pay, to ensure that compensation remains competitive. Approximately 95% of our employees participate in our 401(k) plan, and effective January 1, 2023, we increased the employer match to the plan. We offer an employee stock purchase plan and buy down of student debt in exchange for unused paid time off. Employees are also active participants in our wellness platform, which includes a weight loss program, smoking cessation program, a program offering tips on how to stay healthy and resources for home schooling. We offer comprehensive healthcare options including HTLF making annual health savings account contributions.

Investment in Employee Development
We invest in our talent and provide meaningful development opportunities. Our training and education programs start on the employee's first day with the basics of our culture and use of systems. There are more extensive programs for our Commercial and Consumer lending teams that educate them on products, services, sales and systems. Our goal is to help the employee acclimate quickly to HTLF so that they can focus on performing in their roles effectively and servicing customers. In 2022, we piloted the first leadership training program for high potential employees, "Ascend." All employees participate in our annual computer-based course work, which includes a suite of human resources and compliance related courses to enhance awareness and understanding. We also invest in educational and professional certification opportunities for our employees to augment subject matter expertise in certain roles.

HTLF has implemented robust education for our consumer and commercial teams to enhance their ability to serve our customers using a values based approach.

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

HTLF's Chief Diversity & Inclusion Officer and Diversity Advisory Council were appointed to oversee, advise and connect Diversity, Equity, and Inclusion (DEI) activities to a broader business-driven, results-oriented strategy, as well as to align with our corporate values and the future of HTLF. The Diversity Advisory Council has engaged guest speakers to further the conversation as we work to educate our teams and enhance inclusiveness. The council established three Employee Business Resource Groups focused on cultural minorities, women and veterans, and made available a more expansive DEI training to all employees.

E.  SUPERVISION AND REGULATION

General
Financial institutions, their holding companies, and their affiliates are extensively regulated and supervised under federal and state law. As a result, the growth and earnings performance of HTLF may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations, supervisory expectations and policies of various bank regulatory authorities. Both the scope of the laws and regulations and the intensity of the supervision to which HTLF is subject have increased in recent years because of the increase in HTLF's asset size and other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the banking and financial services sector. HTLF expects the scope of regulation and the intensity of supervision will continue to be extensive including increased scrutiny and possible denials of bank mergers and acquisitions by federal bank regulators.

As a bank holding company with subsidiary banks chartered under the laws of multiple different states, HTLF is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Each of the Banks is regulated by the FDIC as its principal federal regulator and one of the following as its state regulator: the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division"); the Iowa Superintendent of Banking (the "Iowa Superintendent"); the State Bank Commissioner of Kansas Division of Banking (the "Kansas Division"); the Montana Division of Banking and Financial Institutions (the "Montana Division"); the New Mexico Financial Institutions Division (the "New Mexico FID"); the Texas Department of Banking (the "Texas Division"); and the Division of Banking of the Wisconsin Department of Financial Institutions (the "Wisconsin DFI"). Upon completion of charter consolidation, the number of state regulators will decrease to one, which will be the Colorado Division.

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

The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking authority over a wide range of federal consumer protection laws applicable to the business of the Banks and some of our other operating subsidiaries. The charter consolidation of our Banks into HTLF Bank will subject us to CFPB examination and supervision relating to compliance with federal consumer protection laws and regulations. Our non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies.

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

This section summarizes material elements of the regulatory framework that applies to HTLF and its subsidiaries. It does not describe all applicable statutes, regulations and regulatory policies that apply, nor does it disclose all the requirements of the statutes, regulations and regulatory policies requirements that are described.

Regulation of HTLF

General
HTLF, as the sole shareholder of HTLF Bank, Dubuque Bank and Trust Company, New Mexico Bank & Trust, Rocky Mountain Bank, Wisconsin Bank & Trust, Bank of Blue Valley and First Bank & Trust, is a bank holding company. As a bank holding company, HTLF is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, HTLF is expected to act as a source of financial and managerial strength to the Banks and to commit resources to support the Banks in circumstances where HTLF might not otherwise do so. In addition, since the Banks are under the common control of HTLF, the FDIC may look to the assets of the Banks to offset losses incurred as a result of the failure of one or more of the other Banks. Under the Dodd-Frank Act, the FDIC also has backup enforcement authority over a depository institution holding company, such as HTLF, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

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

The BHCA generally requires the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of an additional bank or bank holding company, or to merge or consolidate with another bank holding company. The Bank Merger Act generally requires our Banks to obtain prior regulatory approval to merge, consolidate with, acquire substantially all the assets of, or assume deposits of another bank. We must also be well-capitalized and well-managed in order to acquire a bank located outside of our home state.

Capital Requirements
Bank holding companies and their subsidiary financial institutions are required to maintain minimum risk-based and leverage capital ratios, as well as a capital conservation buffer, pursuant to regulations adopted by the Federal Reserve and FDIC, as applicable, to implement the Basel III capital framework ("Basel III Rule"). These requirements include quantitative measures that assign risk weightings to assets and off-balance sheet items and define and set minimum regulatory capital ratios. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the federal banking regulators that, if undertaken, could have a material adverse effect on the financial condition and results of operations of a bank holding company and its subsidiaries. Federal banking regulators are required by law to take prompt action when institutions are viewed as engaging in unsafe or unsound practices or do not meet certain minimum capital requirements. In addition to other potential actions, failure to meet regulatory capital requirements would result in limitations on capital distributions as well as executive bonuses. The Federal Reserve, FDIC and applicable state banking regulators may determine that a banking organization, based on its size, complexity or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. In addition, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on HTLF’s or the Banks’ ability to pay dividends or otherwise distribute capital. See the discussion of "Capital Resources" in Management’s Discussion and Analysis of Financial

Condition and Results of Operations. As of December 31, 2022, HTLF had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies.

Stress Testing
The Dodd-Frank Act requires certain institutions to conduct an annual "stress test" of capital and consolidated earnings and losses under a base case and two severely adverse stress scenarios. The Economic Growth, Regulatory Relief and Consumer Protection Act (the "Economic Growth Act") raised the asset threshold for institutions subject to these stress testing requirements from $10 billion in average total consolidated assets to $100 billion for bank holding companies. As a result, HTLF, as well as its Banks, are no longer subject to the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") stress testing requirements or any requirement to publish the results of stress testing. Despite elimination of this requirement, HTLF continues to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management, strategic and capital planning activities.

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

Regulation of the Banks

General
All the Banks are state chartered, non-member banks, which means that they are all formed under state law and are not members of the Federal Reserve System. As a result, each Bank is subject to direct regulation by the banking authorities in the state in which it was chartered, as well as by the FDIC as its primary federal regulator.

HTLF Bank is a Colorado-chartered bank. As a Colorado-chartered bank, HTLF Bank is subject to the examination, supervision, reporting and enforcement requirements of the Colorado Division, the chartering authority for Colorado banks.

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

Deposit Insurance
The deposits of each of the Banks are insured by the Depositors Insurance Fund (“DIF”) up to the standard maximum deposit insurance amount of $250,000 per depositor. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC using a risk-based assessment system based upon average total consolidated assets minus tangible equity of the insured bank. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023.

Supervisory Assessments
Each of the Banks is required to pay supervisory assessments to its respective state banking regulator to fund the operations of that agency. In general, the amount of the assessment is calculated based on each institution's total assets. During 2022, the Banks paid supervisory assessments totaling $1.7 million.

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

As of December 31, 2022: (i) none of the Banks was subject to a directive from its primary federal regulator to increase its capital; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) each of the Banks was "well-capitalized," as defined by applicable regulations; and (iv) none of the Banks were subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

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

The payment of dividends by any financial institution is limited by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022.

As of December 31, 2022, approximately $403.9 million was available in retained earnings at the Banks for payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by the Banks.

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

Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, reliance on third-party application, and the size and speed of financial transactions have changed the nature of banking markets. The federal banking agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Banks are expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

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

In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations and guidelines requiring covered banking organizations such as HTLF and the Banks, to prohibit incentive-based compensation payment arrangements that encourage inappropriate risk taking by providing compensation that is excessive or that could lead to material financial loss to the organization. A proposed rule was issued in 2016. Also pursuant to the Dodd-Frank Act, in 2022, the SEC issued final rules that direct stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. Following the issuance of final rules by the Nasdaq market, HTLF will review the rules and take the necessary actions required to comply.

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

In May 2022, the FDIC, Office of the Comptroller of the Currency and the Federal Reserve issued a joint Notice of Proposed Rulemaking ("NPR") on the Community Reinvestment Act. The NPR is intended to strengthen and modernize the rule that implements the CRA by expanding access to credit, investment and banking services in low- and moderate- income ("LMI") communities, which are CRA's core goals; adapting to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while remaining focused on branch-based communities; providing greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarification eligible CRA activities focused on LMI communities and under-served rural communities; tailoring of CRA rules and data collection to bank size and business model and maintaining a unified approach among the regulators. The proposed rule contains expanded data collection and reporting requirements for which the impact and associated costs are unknown. It remains uncertain whether the proposed rule will be finalized in 2023, including its effective implementation date requirement for all banks.

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

Mortgage Lending
Mortgage loans held at each of the Banks and mortgage loans originated by PrimeWest, a division of First Bank & Trust, are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA"), Regulation X and rules regarding the mandatory purchase of flood insurance, including those issued pursuant to the Biggert-Waters Flood Insurance Reform Act. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The rules, among other things, impose requirements regarding procedures to ensure compliance with the "ability to repay" requirements further detailed below, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

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

Data Privacy and Cybersecurity
Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions and the regulatory framework for data privacy and cybersecurity is in considerable flux and evolving rapidly. At the federal level, the Gramm-Leach-Bliley Act ("GLBA") requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables consumers to opt out of the sharing of certain information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, which is assessed annually and reviewed on an ongoing basis by the Board of Directors. Additionally, like other lenders, the Banks use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. HTLF is also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress is currently considering various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed.

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

Data privacy and cybersecurity are also areas of increasing state legislative focus. Various state laws and regulations apply, or may apply in the future, to HTLF’S operations and may impose additional requirements on HTLF and its subsidiaries or otherwise impact HTLF’s ability to share certain personal information with affiliates and non-affiliates. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. In addition, the California Privacy Rights Act ("CPRA"), which became effective in most material respects on January 1, 2023, significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where HTLF does business, or may in the future do business, or from which HTLF otherwise collects, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which went into effect in January 2023, and will go into effect in July of 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

See "Legal, Compliance and Reputational Risks—We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks and potential liability." for additional information.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to risks inherent in our business. The material risks and uncertainties that management believes affect us are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair our business operations. If any of the events described in the risk factors occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock risky or speculative. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. These risks include, but are not limited to, the following:
Economic and Overall Market Condition Risks
•The current or future pandemics and measures intended to prevent their spread may adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
•Our business and financial performance are significantly affected by general business and economic conditions, including those related to increased inflation, recessionary conditions, or domestic political factors.
•Our business and financial performance depend upon the continued growth and welfare of the various geographic markets that we serve.
•Our business and financial performance are vulnerable to the impact of volatility in debt and equity markets.
•Changes in interest rates, including continued actions by the Federal Reserve Board, and other conditions could negatively impact net interest income, net interest margin, and liquidity.
•We may be adversely impacted by the phasing out of the London Interbank Offered Rate ("LIBOR") as a reference rate.
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
•Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities.
•Climate change manifesting as transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.
•Our framework for managing risks may not be effective in identifying or mitigating risk and losses.
Credit Risks
•If we do not properly manage our credit risk, we could suffer material credit losses.
•We are subject to lending concentration risks.
•We depend on the accuracy and completeness of information about our customers and counterparties.
•Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values which may be impacted by changes in industry trends or regional or national market conditions.
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
•Government programs established in response to the COVID-19 pandemic may delay but not avoid the realization of credit losses that result from the economic disruption caused by the COVID-19 pandemic.

•Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
Liquidity and Interest Rate Risks
•Liquidity is essential to our business, and our financial performance could be adversely affected by constraints in or increased costs for funding.
•The required accounting treatment of loans we acquire through acquisitions could result in lower net interest margins and interest income in future periods.
•Our growth may create the need to raise additional capital in the future, but that capital may not be available when it is needed.
•We rely on dividends from our subsidiaries for most of our revenue and are subject to restrictions on payment of dividends.
•Reduction in the value, or impairment of our investment securities, can impact our earnings and common stockholders' equity.
Operational Risks
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
Strategic and External Risks
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
Legal, Compliance and Reputational Risks
•Government regulation can result in limitations on our growth strategy.
•We are subject to extensive and evolving government regulation and supervision, which can increase the cost of doing business and lead to enforcement actions.
•Stringent requirements related to capital may limit our ability to return earnings to stockholders or operate or invest in our business.
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
•Our participation as lenders in the PPP could result in reputational harm, claims and litigation.
•Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.

•Our reputation and our business are subject to negative publicity risk.
Risks of Owning Stock in HTLF
•Our stock price can be volatile.
•Stockholders may experience dilution as a result of future equity offerings and acquisitions.
•Certain banking laws may have an anti-takeover effect.

Economic and Overall Market Condition Risks

The current or future pandemics and measures intended to prevent their spread may adversely affect our business activities, financial condition, and results of operations and such effects will depend on future developments, which are highly uncertain and difficult to predict.
Although the U.S. and global economies have recovered from the initial impacts of the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic may continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages, wage pressure and supply chain complications, have also contributed to rising inflationary pressures. The extent to which the COVID-19 pandemic or another similar event could impact our business, results of operations and financial condition in the future will depend on future developments, which are highly uncertain and are difficult to predict, and may include increased credit losses due to financial strain on our customers as a result of the pandemic and governmental actions; increases in our loan loss provision and net charge-offs resulting from increased credit losses; declines in collateral values; an impairment of goodwill or core deposit and customer relationship intangibles that could result in charges being recorded and restrictions on the ability of our Banks to pay dividends to us; loan modifications and loan payment deferrals resulting in reduced earnings; increased demand on our liquidity as we meet borrowers’ needs; negative effects on capital and leverage ratios as a result of reduced liquidity which, although not currently contemplated, could reduce or force suspension of dividends; stock price volatility; third-party disruptions, including negative effects on network providers and other suppliers, which may affect their ability to perform under the terms of agreements or provide essential services; and other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Our business and financial performance are significantly affected by general business and economic conditions, including those related to increased inflation, recessionary conditions, or domestic political factors.
Our business activities and earnings are affected by general business conditions in the United States and particularly in our Bank Markets. Factors such as the volatility of interest rates, home prices and real estate values, inflation and the response of the Federal Reserve Board to it, unemployment, credit defaults, increased bankruptcies, decreased consumer spending and household income, volatility in the securities markets, persistent inflation, supply chain issues caused by the COVID-19 pandemic and geopolitical conflict such as the war in Ukraine, labor shortages, and the cost and availability of capital have negatively impacted our business in the past and may adversely impact us in the future. In addition, domestic political factors, including potential future federal government shutdowns and the possibility of the federal government defaulting on its obligations due to debt ceiling limitations, could have a serious impact on general economic conditions or the value of financial instruments owned by us that are issued or guaranteed by the federal government.

Over the past year, the economy has experienced persistent inflation and higher interest rates. Prolonged periods of inflation may negatively affect our expenses by increasing funding costs and expense related to talent acquisition and retention. Increased interest rates may adversely affect numerous aspects of our business, including by reducing demand for our financial products and services, restricting the ability of our consumer and business customers to repay loans, and diminishing the value of our investment portfolio, and may lead to economic deterioration or recession. Economic deterioration and recessionary conditions that affect household and/or corporate incomes could result in renewed credit deterioration, reduced demand for credit or fee-based products and services and turmoil and volatility in the financial markets, which could, negatively impact our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Our business and financial performance depend upon the continued growth and welfare of the various geographic markets that we serve.
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

Our business and financial performance are vulnerable to the impact of volatility in debt and equity markets.
As most of our assets and liabilities are financial in nature, our performance is sensitive to the performance of the financial markets. Turmoil and volatility in the domestic and global financial markets can be a major contributory factor to overall weak economic conditions, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility may:
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

Changes in interest rates, including continued actions by the Federal Reserve Board, and other conditions could negatively impact net interest income and net interest margin.
We are exposed to interest rate risk in our core banking activities of lending and deposit taking, and changes in prevailing interest rates affect the value of our assets and liabilities. Changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates, can have a material effect on our net income and financial performance. Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Reserve that influence market interest rates, and our ability to respond to changes in such rates. The Federal Reserve System regulates the supply of money and credit in the United States, and it influences interest rates by changing the discount rate at which it lends money to banks and by adjusting the target for the federal funds rate at which banks borrow from other banks. Its fiscal and monetary policies determine, in a large part, our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. In addition, decisions by the Federal Reserve to increase or reduce the size of its balance sheet or to engage in tapering its purchase of assets may also affect interest rates. In response to the persistent inflation experienced in the past year, the Federal Reserve Board has reacted by implementing multiple interest rate increases. These interest rate increases may fail to reduce inflation and may lead to economic downturn or recession. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities and mortgage servicing rights.

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

We may be adversely impacted by the phasing out of the London Interbank Offered Rate ("LIBOR") as a reference rate.
We have borrowings, variable rate loans, derivative contracts, and other financial instruments with attributes that either directly or indirectly depend on LIBOR. The publication of most LIBOR rates ceased as of the end of December 2021. While all remaining tenors of LIBOR will cease to be published immediately after June 30, 2023, the Alternative Reference Rate Committee developed a paced transition plan with specific steps and timelines to encourage the adoption of the Secured

Overnight Financing Rate ("SOFR") and to create a forward-looking term rate based on SOFR. The Board of Governors of the Federal Reserve ("Fed Board") selected SOFR as the replacement for LIBOR at the end of 2021.

The transition from LIBOR to SOFR could have a range of adverse impacts on us and financial contracts worldwide. In particular, any such transition could, among other things, (i) adversely affect the value of, return on and trading for financial assets or liabilities that are linked to LIBOR, including securities, loans or derivatives; (ii) require renegotiation of outstanding financial assets and liabilities; (iii) result in additional inquiries or other actions from regulators in respect to for the status of the LIBOR transition; (iv) increase the risks of disputes or litigation and/or increase expenses related to the transition; (v) adversely impact our reputation as we work with customers to transition loans and financial instruments from LIBOR; and (vi) cause disruption in financial markets that are relevant to our business.

To address the permanent cessation of LIBOR, Congress enacted the Adjustable Interest Rate (LIBOR) Act ("AIRLA") on March 15, 2022, to provide a federal solution for replacing references to LIBOR in existing contracts that either lack, or contain insufficient, LIBOR fallback provisions. AIRLA required the Fed Board to issue implementing regulations that would apply to financial contracts that lack or contain insufficient fallback provisions. The Fed Board adopted the final rule, which becomes effective February 27, 2023 ("Regulation ZZ"). Regulation ZZ expressly provides safe harbor protections in the use of Board-selected benchmark replacement rates of SOFR where there is a benchmark replacement problem in existing contracts, and further pre-empts any state or local law or standard relating to the selection of benchmark replacement rates. Regulation ZZ also includes the relevant tenor spread adjustments specified in AIRLA.

HTLF has a formal working group responsible for the planning, assessment and execution of the transition from LIBOR to SOFR. HTLF ceased using LIBOR as a reference rate for new contracts effective December 31, 2021. Currently, HTLF has identified borrowings, adjustable-rate loans, and derivative instruments which reference LIBOR-based tenors maturing beyond the LIBOR replacement date. HTLF is assessing each financial contract to determine whether the legislative solution afforded by Regulation ZZ is applicable or if there is a hardwired fallback provision. While HTLF will continue to execute on its transition plan, there can be no assurance that actions taken by us and third parties to address these market risks or effectively transition from LIBOR will be successful.

We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds the negative results in an unfavorable quarter. At December 31, 2022, we had goodwill of $576.0 million, representing approximately 33% of stockholders’ equity.

We have substantial deferred tax assets that could require a valuation allowance and a charge against earnings if we conclude that the tax benefits represented by the assets are unlikely to be realized.
We record deferred tax assets on our consolidated balance sheet, which represent differences in the timing of the benefit of deductions, credits and other items for accounting purposes and the benefit for tax purposes. To the extent we conclude that the value of this asset is not more likely than not to be realized, we would be obligated to record a valuation allowance against the asset, impacting our earnings during the period in which the valuation allowance is recorded. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating losses or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The creation of a substantial valuation allowance could have a significant negative impact on our reported results in the period in which it is recorded. The impact of the impairment of HTLF's deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.

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

Our business and financial performance could be adversely affected, directly or indirectly, by natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities.
Neither the occurrence nor the potential impact of natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by interrupting our systems, which could prevent us from obtaining deposits, originating loans and processing and controlling the flow of business; causing significant damage to our facilities; or otherwise preventing us from conducting business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, vendors or other counterparties (for example, by damaging properties pledged as collateral for our loans or impairing the ability of certain borrowers to repay their loans). We could also suffer adverse consequences to the extent that natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over.

Climate change manifesting as transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include not only discrete events such as natural disaster events described above, the force and frequency of which are increasing as the climate changes, but also longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Attempts to mitigate climate change, such as transitioning to a low-carbon economy, may include extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences, additional regulatory, governance, and disclosure requirements or taxes and additional counterparty or customer requirements, could increase our expenses, undermine our strategies and impact our financial condition. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Our framework for managing risks may not be effective in identifying or mitigating risk and losses.
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
There are substantial risks inherent in making any loan, including, but not limited to:
•risks resulting from changes in economic and industry conditions, including those precipitated by climate change or climate transition in the economy;
•risks inherent in dealing with individual borrowers;
•uncertainties as to the future value of collateral; and
•the risk of non-payment of loans.

Although we attempt to properly establish limits, measure, monitor and manage our credit risk through prudent loan underwriting procedures and by monitoring concentrations of our loans, there can be no assurance that these underwriting and monitoring procedures will effectively reduce these risks. Moreover, if we expand into new markets, credit administration and loan underwriting policies and procedures may need to be adapted to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan underwriting policies and procedures to local market conditions or to changing economic circumstances could have an adverse impact on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

We are subject to lending concentration risks.
In the ordinary course of business, we have credit exposures to particular industries, regions, financial markets, or individual borrowers. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. Although there are established limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, regions or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially and adversely affect us. Declining economic conditions also may impact commercial borrowers more than consumer borrowers, or vice versa. Certain of our credit exposures are concentrated in industries and may share similar characteristics which can make them more susceptible to the long-term risks of climate change, climate regulation, natural disasters, global pandemics or deteriorating economic conditions. Thus, the concentration and mix of our loan portfolio may affect the severity of the impact of a recession or other adverse events on us and our financial performance.

We depend on the accuracy and completeness of information about our customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, regarding the accuracy and completeness of that information. As a result of the current economic environment, we are engaging in more frequent communication with borrowers to better understand their creditworthiness and the challenges faced. These communications should allow HTLF to respond proactively as borrower needs and issues arise. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could cause us to make uncollectible loans or enter into other unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio has a large concentration of commercial real estate loans, a segment that can be subject to volatile cash flows and collateral values which may be impacted by changes in industry trends or regional and national market conditions.
Commercial real estate lending, which is comprised of owner-occupied, non-owner occupied, and real estate construction loans, represents a large portion of our commercial loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic Bank Markets in which the real estate is located. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. For example, the decrease in demand for physical office space has reduced, and may continue to reduce, the value of certain commercial space, which increases the risk of default and the severity of defaults associated with loans secured by such properties. Non-owner occupied commercial real estate loans typically depend, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Although our outstanding loans have not yet been significantly impacted by changes in economic activity, such changes, including an economic downturn or volatility in interest rates, could have a negative impact on some commercial real estate loan sectors.

Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting including determination of a borrower's ability to complete the project, while staying within budget and on time in accordance with construction plans. Project feasibility is an important consideration, since these loans present project completion risks, as well as the risks applicable to other commercial real estate loans. While we follow prudent underwriting practices, including determining project feasibility on construction projects we finance, economic events, supply chain issues, labor market disruptions, or governmental regulations and other factors outside of the control of HTLF or our borrowers could negatively impact the future cash flow and market values of the affected properties.

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

Government programs established in response to the COVID-19 pandemic may delay but not avoid the realization of credit losses that result from the economic disruption caused by the COVID-19 pandemic.
Many of our customers experienced adverse effects as a result of the COVID-19 pandemic, particularly those customers in or affected by the lodging, retail trade, retail properties, restaurants and bars, and oil and gas segments. In some cases, these negative effects may have been temporary, whereas in other cases these impacts, or other changes in the economy as a result of the pandemic, may have permanent adverse effects on customers of ours. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), beginning at the end of March 2020, the SBA made principal and interest payments on behalf of borrowers on certain qualifying SBA guaranteed loans for a period of time and established the PPP.

The foregoing programs were intended to increase the likelihood that the affected borrowers operate through and recover following the COVID-19 pandemic, after which their loans would return to a normal repayment schedule and perform in accordance with their original terms or in the case of PPP loans, will be forgiven. There can be no assurance, however, that customers who have suffered more permanent adverse effects as a result of the COVID-19 pandemic and economic changes related thereto will be able to sustain their repayment ability.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for credit losses in consultation with management of the Banks and maintain it at a level considered appropriate by management to absorb current expected credit losses and risks inherent in the portfolio. While the level of allowance for credit losses reflects management's continuing evaluation of quantitative and qualitative factors including industry concentrations, loan portfolio quality and economic conditions, the amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, levels of inflation, and other factors which may be beyond our control, and such losses may exceed current estimates. At December 31, 2022, our allowance for credit losses as a percentage of total loans was 0.96% and as a percentage of total nonperforming loans was approximately 187%. Although we believe that the allowance for credit losses is appropriate to absorb current expected credit losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, could have a significant negative impact on our profitability.

Credit losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Liquidity and Interest Rate Risks

Liquidity is essential to our business, and our financial performance could be adversely affected by constraints in or increased costs for funding.
We require liquidity to fund our deposit and debt obligations as they come due. A number of factors beyond our control could have a detrimental impact on the availability or costs of that funding. These include market disruptions, changes in our credit ratings or the sentiment of investors, the state of the regulatory environment and monetary and fiscal policies, declines in the value of our investment securities, loss of substantial deposits or customer relationships, financial or systemic shocks, significant counterparty failures or reputational damage. Our ability to meet current financial obligations is a function of our balance sheet structure, ability to liquidate assets and access to alternative sources of funds. Our access to deposits can be impacted by the liquidity needs and financial condition of our customers, particularly large customers, as a substantial portion of our deposit liabilities are on demand, while a significant portion of our assets are loans that cannot be sold in the same timeframe or are securities that may not be readily saleable if there is disruption in capital markets. If we become unable to obtain funds when needed or lose a significant portion of our low-cost deposits, it could increase our cost of funding and have a material adverse effect on our business, financial condition and results of operations.

The required accounting treatment of loans we acquire through acquisitions could result in lower net interest margins and interest income in future periods.
Under United States GAAP, we are required to record loans acquired through acquisitions, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Any net discount, which is the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income over the weighted average remaining contractual life of the loans. As acquired loans pay down, mature, or if they are not replaced with higher-yielding loans, we may have a lower net interest margin and interest income in future periods.

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
We maintained a balance of $7.05 billion, or 35% of our assets, in investment securities at December 31, 2022. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities, and we must periodically test our investment securities at the security level for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. In assessing if an investment security is impaired, we may consider factors such as changes in security ratings, financial condition of the issuer, payment structure, cash flow analyses, security and industry specific economic conditions, as well as our intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Operational Risks

We have a continuing need for technology investments, and we may not have the resources to effectively implement new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to being able to better serve customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products and services to those that we will be able to offer, which would put us at a competitive disadvantage. In addition, our need to address the changing needs, preferences, and best interests of our employees, customers, and business partners has accelerated the need to implement technological changes.

Our operations are affected by risks associated with our use of vendors and other third-party service providers.
We rely on vendor and third-party relationships for a variety of products and services necessary to maintain our day-to-day activities, particularly in the areas of correspondent relationships, operations, treasury management, information technology and security. This reliance exposes us to risks of those third parties failing to perform financially or contractually or to our expectations. These risks could include material adverse impacts on our business, such as credit loss or fraud loss, disruption or interruption of business activities, cyber-attacks and information security breaches, poor performance of services affecting our customer relationships and/or reputation, and possibilities that we could be responsible to our customers for legal or regulatory violations committed by those third parties while performing services on our behalf. In addition, changes to work preferences and environments have increased the risk of third-party disruptions, including negative effects on network providers and other suppliers, which have been, and may further be, affected by, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. While we have implemented an active program of oversight to address this risk, there can be no assurance that our vendor and third-party relationships will not have a material adverse impact on our business.

Security breaches, cyber-attacks or other similar incidents with respect to our or our vendors’ systems or network security, as well as the resulting theft or compromise of business and customer information, including personal information, could adversely affect our business or reputation, and create significant legal, regulatory or financial exposure.
We rely heavily on communications and information systems and networks to conduct our business, and as part of our business, we collect, maintain and otherwise process significant amounts of data (including confidential, personal, proprietary and other information) about our business, our customers and the products and services they use. Our operations depend upon our ability to protect our communications and information systems and networks against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, cyber-attacks or other similar incidents. Our business relies on the secure processing, transmission, storage and retrieval of confidential, personal, proprietary and other information in our communication and information systems and networks, and in communication and information systems and networks of third parties with which we do business.

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

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation and rapid evolution of new technologies, and the use of the internet and telecommunication technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based products offerings and increase our internal usage of web-based products and applications. Given the continued and rapid evolution of cybersecurity threats, we may not be able to anticipate or prevent, and could be held liable for, any security breach, cyber-attack or other similar incident. Additionally, concerns regarding the effectiveness of our measures to safeguard our communications and information systems and networks, and information stored therein, or even the perception that those measures are inadequate, could cause us to lose existing or potential customers and thereby reduce our revenues. Further, cybersecurity and payment fraud risk due to increased online and remote work and remote customer activity.

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
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the ability of our employees to perform their jobs day-to-day to support our on-going operations. Failure by any or all these resources subjects us to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals, including those with specialized skills, or in general, the failure of key individuals to perform properly. These risks are heightened during necessary data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such interruptions or failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas. Because our service areas are spread over such a wide geographical area, our executive management depends on the effective leadership and capabilities of the senior management in our Bank Markets for the continued success of HTLF. Our ability to retain executive officers, the current senior management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy and could be difficult during times of low unemployment. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

New lines of business, products and services are essential to our ability to compete but may subject us to additional risks.
We may implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where such products and services are still developing. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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
As part of our general growth strategy, we have acquired, and may acquire, additional banks, fee income businesses and other financial services businesses that we believe provide a strategic and geographic fit with our business. We expect to continue to make such acquisitions in the future. We cannot predict the number, size or timing of acquisitions. Economic conditions as well as the need for technological investment by regional banks could result in increased competition for merger or acquisition partners, potentially resulting in higher acquisition prices or an inability to complete desired acquisitions. Moreover, changing attitudes by the federal banking regulators about mergers may slow or prevent mergers. Failure to successfully identify and complete meaningful acquisitions likely may result in HTLF achieving slower growth.

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
The banking and financial services business in our Bank Markets is highly competitive and is currently undergoing significant change. Our competitors include large regional banks, local community banks, online banks, thrifts, fintech firms, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, and increasingly these competitors provide integrated financial services over a broad geographic area. In particular, technology companies are increasingly focusing on the financial sector, either in partnership with competitor banking organizations or on their own. These companies generally are not subject to the same regulatory burdens as traditional financial institutions and may accordingly realize certain cost strategies and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where fintechs are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry. Some of our competitors may also have a competitive advantage over us due to their access to governmental programs that we do not have access to that impact their position in the marketplace favorably.

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
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, Housing and Urban Development ("HUD") and the various state agencies where we have a bank presence. We will also become subject to regulation by the CFPB when the assets of HTLF Bank, the Bank into which the eleven charters are consolidating, exceed $10 billion. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, our ability to offer new products and services, our ability to obtain financing and other aspects of our strategy. In addition, the federal banking agencies are currently reevaluating their existing requirements and policies for reviewing mergers and acquisitions involving banking organizations, which could make it more difficult for us to pursue mergers and acquisitions in the future.

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

We expect a continued emphasis on regulatory reform, including a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. For example, we currently derive a portion of our noninterest income from consumer overdraft fees, which have recently come under scrutiny by regulators, members of Congress and consumer rights groups. Regulators or Congress could impose additional restrictions on overdraft fee programs, which could reduce our noninterest income. It is uncertain whether and to what extent the regulatory burden on us will increase, and changes in existing regulations and their enforcement may require modification to HTLF's existing regulatory compliance and risk management infrastructure and practices.

In the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations of banks and other financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository financial institutions are frequently raised by the SEC, the federal banking agencies and other authorities. The likelihood of significant changes in laws and regulations in the future and the effect such changes might have on our operations are impossible to determine. Recent changes in the laws and regulations that apply to us have been significant, and changes in statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial products and services that we offer and/or increasing the ability of non-banks to offer competing financial products and services.

Stringent requirements related to capital may limit our ability to return earnings to stockholders or operate or invest in our business.
As a banking organization, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-weighted assets. Failure to satisfy certain capital requirements could result in restrictions on our ability to make capital distributions. If our regulatory capital ratios decline, as a result of decreases in the value of our loan portfolio, carried at fair value securities portfolio or otherwise, we may be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

Additional requirements may be imposed in the future. The Basel Committee continues to examine ways to strengthen the regulation, supervision and practices of banks and has produced, and continues to produce consultation and discussion papers which point to a significant revision of the Basel Framework, including improvements to the calculation of risk-weighted assets and the comparability of capital ratios. The ultimate impact on our capital and liquidity will depend on the implementation of further changes in the United States.

We are becoming subject to additional regulatory requirements as our total assets increase, and these additional requirements could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations impose heightened requirements on larger banks and bank holding companies. These heightened requirements have added, and will continue to add, restrictions and complexity to our business operations, as we expand. For example, when we complete the consolidation of our Banks, we will become subject to additional regulation as a bank with assets over $10 billion.

Although the Economic Growth Act exempted bank holding companies under $100 billion in assets from certain Dodd-Frank Act requirements that were otherwise applicable to bank holding companies with greater than $10 billion and $50 billion in total consolidated assets, federal banking agencies have indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the relief from stress testing and risk management requirements provided by the Economic Growth Act.

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

Data privacy and cybersecurity are also areas of increasing state legislative focus, and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. In addition, the California Privacy Rights Act ("CPRA") which went into effect on January 1, 2023, significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. For example, Virginia and Colorado have recently adopted comprehensive data privacy laws similar to the CCPA, which went into effect in January 2023 and will go into effect in July 2023, respectively. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

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

Our participation as lenders in the PPP could result in reputational harm, claims and litigation.
Our Banks were participating lenders in the PPP, a loan program created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guaranteed 100% of the amounts of fixed, low interest rate loans that are subject to numerous other regulatory requirements. Because of the short windows between the passing of the authorizing legislation and the opening of the PPP, considerable inconsistencies and ambiguities existed, and there was increased risk of fraud on the part of borrowers. Even though most borrowers have applied for and received forgiveness of their PPP loans, the Banks are exposed to reputational harm and litigation regarding their processing of PPP applications. If a deficiency is identified, the SBA may take action against borrowers and, in some instances, deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Banks.

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

The financial services industry has increasingly been targeted by lawsuits alleging infringement of patent rights. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted and costly litigation which may be time consuming and disruptive to our operations and management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party, or may be subject to a temporary or permanent injunction prohibiting us from utilizing certain technologies.

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

Risks of Owning Stock in HTLF

Our stock price can be volatile.
Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving HTLF or our Banks; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have caused a decline in our stock price in the past, and these factors, as well as, interest rate changes, unfavorable credit loss trends, or unforeseen events such as geopolitical events or terrorist attacks could cause our stock price to be volatile regardless of our operating results.

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

Certain banking laws may have an anti-takeover effect.
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire HTLF, even if doing so would be perceived to be beneficial to HTLF’s stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2022, HTLF had no unresolved staff comments.

ITEM 2. PROPERTIES

The following table is a listing of HTLF’s principal operating facilities and the home offices of each of the Banks as of December 31, 2022:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1800 Larimer Street Suite 1800 Denver, CO 80202	7,100	Lease term through 2030	2
HTLF Bank 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	44
Dubuque Bank and Trust Company 1398 Central Avenue Dubuque, IA 52001	65,500	Owned	9
Wisconsin Bank & Trust 119 Junction Road Madison, WI 53717	19,000	Owned	12
New Mexico Bank & Trust 320 Gold NW Suite 100 Albuquerque, NM 87102	11,400	Lease term through 2026	21
Rocky Mountain Bank 2615 King Avenue West Billings, MT 59108	16,600	Owned	9
Bank of Blue Valley 11935 Riley Street Overland Park, KS 66213	38,000	Owned	9
First Bank & Trust 9816 Slide Road Lubbock, TX 79424	64,500	Owned	25

(1) Includes loan production offices

The corporate office of HTLF is located at 1800 Larimer Street, Suite 1800, in Denver, Colorado. A majority of the support functions provided to the Bank Markets by HTLF are performed at 700 Locust Street, Suites 400, 500 and 600 in Dubuque, Iowa.

For information on obligations related to our leased facilities, see Note 22, "Leases," to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which HTLF or its subsidiaries are a party to at December 31, 2022, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HTLF's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names and ages of the executive officers of HTLF, the position held by these officers with HTLF, and the positions held with HTLF, are set forth below:

Name	Age	Position with HTLF and Subsidiaries and Principal Occupation
Bruce K. Lee	62	Chief Executive Officer, President and Director
Bryan R. McKeag	62	Executive Vice President and Chief Financial Officer
Janet M. Quick	57	Executive Vice President, Deputy Chief Financial Officer, and Principal Accounting Officer
Deborah K. Deters	58	Executive Vice President and Chief Human Resources Officer
Mark E. Frank	63	Executive Vice President and Chief Operating Officer
Nathan R. Jones	50	Executive Vice President and Chief Credit Officer
Kevin C. Karrels	49	Executive Vice President, Chief Marketing Officer, and Head of Consumer Banking
Jay L. Kim	59	Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel
Tamina L. O'Neill	53	Executive Vice President and Chief Risk Officer
David A. Prince	52	Executive Vice President and Head of Commercial Banking
Kevin G. Quinn	62	Executive Vice President and Chief Banking Officer

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

Deborah K. Deters joined HTLF in 2017 as Executive Vice President, Chief Human Resource Officer. Prior to joining HTLF, Ms. Deters served as the Senior Vice President and Chief Human Resources Officer at HUB International, LTD., a North American insurance brokerage based in Chicago, Illinois, where she oversaw the company’s growth from 4,000 to over 10,000 employees. Prior to HUB, Ms. Deters held several positions with Bally Entertainment for over 17 years, finishing as Senior Vice President, Chief Human Resource Officer of Bally Total Fitness. Ms. Deters has over 35 years of experience in all aspects of Human Resources.

Mark E. Frank joined HTLF in November 2019 as Senior Vice President, Regional Operations Officer. Mr. Frank was named Executive Vice President, Chief Operating Officer in early 2022. Prior to HTLF, Mr. Frank served as Executive Vice President, Senior Banking Officer at CoBiz Financial from 2003 to 2019. Mr. Frank has been employed in the banking industry in various management positions for approximately 40 years with experience focused on bank operations and information technology with deep expertise in strategic planning, budgeting project management, treasury management, computer operations, loan operations, customer service, facilities management and vendor management.

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

Kevin C. Karrels joined HTLF in March 2019 as the Executive Vice President, Head of Consumer Banking and in 2022, he assumed the additional role of Chief Marketing Officer. Prior to joining HTLF, Mr. Karrels led the Retail Bank and Consumer Digital for First Tennessee, N.A. for 21 years where he was responsible for the overall profitability of the Retail Bank organization and digital channels. Mr. Karrels has been in consumer banking for more than 25 years and has experience in Branch, Market Level Leadership, Loan Cross Sale Leadership, growth development in consumer lending, deposits, and profitability and the development of loan and deposit product offerings.

Jay L. Kim joined HTLF in January 2020 as Executive Vice President, General Counsel and in 2022, Mr. Kim was named Chief Administrative Officer. In October 2020, Mr. Kim was named as Corporate Secretary. Mr. Kim was most recently a partner with Dorsey & Whitney LLP, based in Minneapolis, Minnesota, in their Banking and Financial Services Industry group and focused on advising banks, trust companies, wealth management firms, commercial and residential mortgage brokers and retirement plan administrators on mergers and acquisitions and regulatory and operational matters. Mr. Kim rejoined Dorsey & Whitney LLP in 2017 after serving as Executive Vice President, General Counsel and Director of Corporate Development for Alerus Financial Corporation headquartered in Grand Forks, North Dakota from 2012 to 2017. His responsibilities at Alerus included oversight of the risk management, audit and compliance functions as well as acquisitions and investor relations. Prior to joining Alerus in 2012, he was a partner at Dorsey & Whitney LLP and another Minneapolis law firm, and he also served as Senior Vice President and General Counsel with Marquette Financial Companies.

Tamina L. O'Neill joined HTLF in August 2019 as Executive Vice President, Chief Risk Officer. Ms. O’Neill was most recently Senior Vice President and Director of Enterprise and Operational Risk Management at MB Financial Bank, a Chicago based mid-size institution from 2013 until joining HTLF. Ms. O’Neill’s experience spans small, mid-size and larger global financial institutions as her financial services and risk management career began over 30 years ago with LaSalle Bank/ABN AMRO, a multi-national global financial institution. Over the course of her career, she has built programs and led teams in government lending, commercial banking compliance, corporate compliance, operational risk and enterprise risk management.

David A. Prince joined HTLF in November 2018 as Executive Vice President, Commercial Banking. Prior to joining HTLF, Mr. Prince was the Commercial Banking Group Executive Vice President at Associated Banc-Corp., headquartered in Green Bay, Wisconsin from 2010 until joining HTLF. Mr. Prince has served in leadership roles at GE Capital Commercial Finance and National City Bank and has extensive commercial lending experience.

Kevin G. Quinn was named Executive Vice President, Chief Banking Officer of HTLF in February 2022. Prior to that, Mr. Quinn was a Regional President for HTLF from January 2019 to 2022, with responsibility for six of HTLF's Bank Markets. Prior to joining HTLF, Mr. Quinn was the President and Chief Executive Officer of Citywide Banks, headquartered in Denver, Colorado, a role which he held since 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HTLF's common stock was held by approximately 2,515 stockholders of record as of February 15, 2023, and approximately 22,678 additional stockholders held shares in street name. The common stock of HTLF has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

On March 17, 2020, HTLF's board of directors authorized management to acquire and hold up to 5% of capital or $81.2 million as of December 31, 2022, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2022.

The following table and graph show a five-year comparison of cumulative total returns for HTLF, the Nasdaq Composite Index, the KBW Nasdaq Bank Index and the S&P U.S. BMI Banks Index, in each case assuming investment of $100 on December 31, 2017, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	As of December 31,
	2017	2018	2019	2020	2021	2022
Heartland Financial USA, Inc.	$100.00	$82.82	$95.14	$78.99	$100.99	$95.21
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2017

* Total return assumes reinvestment of dividends

Total Return Performance
250
200
150
100
50
Index Value ($)
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

For a discussion of 2020 results of operations, including a discussion of the financial results for the fiscal year ended December 31, 2021, compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

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

For certain commercial and agricultural loans and any related unfunded loan commitments, the expected credit losses are calculated on a pool basis through a transition matrix model derived life of loan probability of default and loss given default methodology. The probability of default and loss given default methodology have been developed using HTLF’s historical loss experience over the look back period, currently over the most recent 14 years. For smaller commercial and agricultural loans, residential real estate loans and consumer loans and any related unfunded loan commitments, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back-period. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.

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

The economic indices utilized from the economic forecast include the national unemployment rate, national gross domestic product, capacity index manufacturing growth, commercial real estate price indexes, national home price index and the national farm products price index. The economic indices utilized in the calculation which may be the most sensitive in the allowance calculation are the national unemployment rate and the national gross domestic product because management believes changes in these indices, positive or negative, will be impactful to all loan pools.

The appropriateness of the allowance for credit losses is monitored on an ongoing basis by the credit administration group, loan review staff, executive and senior management and the boards of directors of HTLF and each Bank. There can be no assurances that the allowance for credit losses will be adequate to cover all current expected credit losses, but management believes that the allowance for credit losses was appropriate at December 31, 2022. While management uses available information to provide for credit losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions.

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

OVERVIEW

HTLF is a bank holding company operating under the brand name "HTLF". HTLF's independently branded Bank Divisions serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF provides banking, mortgage, wealth management, investment and retirement plan services to businesses and consumers. As of December 31, 2022, HTLF has seven separately chartered banking subsidiaries with 119 locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Montana, Colorado, Minnesota, Kansas, Missouri, Texas and California. Our primary objectives are to increase profitability, support our communities and grow our customer base through organic loan and deposit growth in the Bank Markets we serve while considering selective acquisitions.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, net securities gains/(losses), net gains on sale of loans held for sale and income on bank owned life insurance also affects our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, advertising, core deposit intangibles and customer relationship intangibles amortization, other real estate and loan collection expenses, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

2022 Overview
Net income available to common stockholders was $204.1 million, or $4.79 per diluted common share, for the year ended December 31, 2022, compared to $211.9 million or $5.00 per diluted common share for the year ended December 31, 2021. Return on average common equity was 11.74%, and return on average assets was 1.08% for the year ended December 31, 2022, compared to 10.49% and 1.19%, respectively, for the year ended December 31, 2021.

Total assets of HTLF were $20.24 billion at December 31, 2022, an increase of $969.7 million or 5% since December 31, 2021. Securities represented 35% of total assets at December 31, 2022, compared to 40% of total assets at December 31, 2021.

Total loans held to maturity were $11.43 billion at December 31, 2022, compared to $9.95 billion at December 31, 2021, which was an increase of $1.47 billion or 15%. Excluding total PPP loans, total loan held to maturity increased $1.66 billion or 17% since year-end 2021.

Total deposits were $17.51 billion as of December 31, 2022, compared to $16.42 billion as of December 31, 2021, an increase of $1.10 billion or 7%.

Common stockholders' equity was $1.62 billion at December 31, 2022, compared to $2.07 billion at year-end 2021. Book value per common share was $38.25 at December 31, 2022, compared to $49.00 at year-end 2021. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized loss of $619.2 million compared to an unrealized loss of $4.4 million at December 31, 2021.

2022 Developments

Charter Consolidation Update
In the fourth quarter of 2021, the HTLF Board of Directors unanimously approved a plan to consolidate its eleven bank charters. In the second quarter of 2022, the consolidation project advanced from planning to execution with Citywide Banks operating as a division of HTLF Bank. During the third quarter of 2022, the charters of Premier Valley Bank and Minnesota Bank & Trust were consolidated into HTLF Bank, and during the fourth quarter of 2022, the Arizona Bank & Trust and Illinois Bank & Trust charters were consolidated into HTLF Bank. Citywide Banks, Premier Valley Bank, Minnesota Bank & Trust, Arizona Bank & Trust and Illinois Bank & Trust are now operating as divisions of HTLF Bank. Subsequent to December 31, 2022, the Wisconsin Bank & Trust charter was consolidated. The remaining five charters are expected to be consolidated by the end of 2023. Charter consolidation follows a template that retains the current brands, local leadership and local decision making.

Total consolidation restructuring costs are projected to be $19-$20 million. Total costs incurred since the project started in the fourth quarter of 2021 through December 31, 2022, were $9.3 million. The remaining project costs of approximately $10 million are expected to be incurred in 2023.

Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements, as well as current and future growth, while enriching the customer experience. The operational efficiencies and expansion in capacity are projected to generate benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets. HTLF started to realize operating efficiencies and financial benefits in the second half of 2022 with the completion of five charter consolidations.

Common Stock Dividend Increase
The common stock dividend was increased from $0.27 per common share for the first three quarters of 2022 to $0.28 per common share for the fourth quarter of 2022.

Branch Optimization
During 2022, HTLF reduced its branch footprint from 130 to 119 locations, which was a reduction of 11 locations or 8%. HTLF continues to review its franchise network for optimization and consolidation opportunities, which may result in additional write-downs of fixed assets in future periods.

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

Total loans held to maturity were $9.95 billion at December 31, 2021, compared to $10.02 billion at December 31, 2020, which was a decrease of $68.5 million or 1%. Excluding total PPP loans, total loan held to maturity increased $689.4 million or 8% since year-end 2020.

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

2021 Developments

Branding Change
On April 14, 2021, a branding change from Heartland Financial to HTLF was announced and rolled out across the organization. The branding was refreshed to better reflect the financial and non-financial strengths of HTLF, including a diverse footprint and the continued growth of the company.

Paycheck Protection Program Loans
HTLF originated a second round of Paycheck Protection Program loans ("PPP II") in 2021 totaling $473.9 million. PPP II loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA.

Branch Optimization
During 2021, HTLF reduced its branch footprint from 141 to 130 location, which was a reduction of 11 locations or 8%.

Common Stock Dividend Increase
The common stock dividend increased from $0.20 per common share in each quarter of 2020 to $0.22 for the first and second quarters of 2021, $0.25 for the third quarter of 2021, and $0.27 per common share in fourth quarter of 2021.

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
STATEMENT OF INCOME DATA
Interest income	$674,656	$588,760	$536,612
Interest expense	76,420	28,200	44,883
Net interest income	598,236	560,560	491,729
Provision (benefit) for credit losses	15,370	(17,575)	67,066
Net interest income after provision for credit losses	582,866	578,135	424,663
Noninterest income	128,264	128,935	120,291
Noninterest expenses	443,377	431,812	370,963
Income taxes	55,573	55,335	36,053
Net income	212,180	219,923	137,938
Preferred dividends	(8,050)	(8,050)	(4,451)
Net income available to common stockholders	$204,130	$211,873	$133,487

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
PER COMMON SHARE DATA
Net income – diluted	$4.79	$5.00	$3.57
Cash dividends	$1.09	$0.96	$0.80
Dividend payout ratio	22.76%	19.20%	22.41%
Book value per common share (GAAP)	$38.25	$49.00	$46.77
Tangible book value per common share (non-GAAP)(1)	$24.09	$34.59	$32.07
Weighted average shares outstanding-diluted	42,630,703	42,410,611	37,356,524
Tangible common equity ratio (non-GAAP)(1)	5.21%	7.84%	7.81%

BALANCE SHEET DATA
Investments	$7,051,114	$7,697,650	$6,292,067
Loans held for sale	5,277	21,640	57,949
Total net loans receivable held to maturity	11,428,352	9,954,572	10,023,051
Allowance for credit losses-loans	109,483	110,088	131,606
Total assets	20,244,228	19,274,549	17,908,339
Total deposits	17,513,009	16,417,255	14,979,905
Long-term obligations	371,753	372,072	457,042
Preferred equity	110,705	110,705	110,705
Common stockholders’ equity	1,624,350	2,071,473	1,968,526

EARNINGS PERFORMANCE DATA
Annualized return on average assets	1.08%	1.19%	0.93%
Annualized return on average common equity	11.74	10.49	8.06
Annualized return on average tangible common equity (non-GAAP)(1)	18.56	15.59	12.28
Annualized net interest margin	3.32	3.29	3.65
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.37	3.33	3.69
Efficiency ratio (GAAP)	61.03	62.63	60.61
Efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.74	59.48	56.65
Annualized ratio of total noninterest expenses to average assets (GAAP)	2.26	2.33	2.51
Annualized ratio of core expenses to average assets (non-GAAP)(1)	2.16	2.22	2.34

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.33%	0.37%	0.53%
Nonperforming loans to total loans	0.51	0.70	0.88
Net loan charge-offs to average loans	0.11	0.04	0.32
Allowance for credit losses to total loans	0.96	1.11	1.31
Allowance for credit losses to total loans excluding PPP loans	0.96	1.13	1.45
Allowance for lending related credit losses to total loans	1.13	1.26	1.47
Allowance for lending related credit losses to total loans excluding PPP loans	1.14	1.29	1.62
Allowance for credit losses to nonperforming loans	187.14	157.45	149.37

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	9.42%	11.51%	11.59%
Average common equity to average assets	8.86	10.92	11.21
Total capital to risk-adjusted assets	14.76	15.90	14.71
Tier 1 capital	11.81	12.39	11.85
Common equity tier 1	11.07	11.53	10.92
Tier 1 leverage	9.13	8.57	9.02

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these tables for reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,624,350	$2,071,473	$1,968,526
Less goodwill	576,005	576,005	576,005
Less other intangible assets, net	25,154	32,988	42,383
Tangible common stockholders' equity (non-GAAP)	$1,023,191	$1,462,480	$1,350,138

Common shares outstanding, net of treasury stock	42,467,394	42,275,264	42,093,862
Common stockholders' equity (book value) per share (GAAP)	$38.25	$49.00	$46.77
Tangible book value per common share (non-GAAP)	$24.09	$34.59	$32.07

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Total assets (GAAP)	$20,244,228	$19,274,549	$17,908,339
Less goodwill	576,005	576,005	576,005
Less core deposit intangibles and customer relationship intangibles, net	25,154	32,988	42,383
Total tangible assets (non-GAAP)	$19,643,069	$18,665,556	$17,289,951
Tangible common equity ratio (non-GAAP)	5.21%	7.84%	7.81%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$204,130	$211,873	$133,487
Plus core deposit and customer intangibles amortization, net of tax(1)	6,189	7,422	8,429
Adjusted net income available to common stockholders (non-GAAP)	$210,319	$219,295	$141,916

Average common stockholders' equity (GAAP)	$1,738,041	$2,020,200	$1,656,708
Less average goodwill	576,005	576,005	456,854
Less average other intangibles, net	28,912	37,554	44,298
Average tangible common equity (non-GAAP)	$1,133,124	$1,406,641	$1,155,556
Annualized return on average common equity (GAAP)	11.74%	10.49%	8.06%
Annualized return on average tangible common equity (non-GAAP)	18.56%	15.59%	12.28%

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$598,236	$560,560	$491,729
Plus tax-equivalent adjustment(1)	8,399	7,212	5,466
Net interest income, fully tax-equivalent (non-GAAP)	$606,635	$567,772	$497,195
Average earning assets	$18,021,134	$17,025,088	$13,481,613
Net interest margin (GAAP)	3.32%	3.29%	3.65%
Net interest margin, fully tax-equivalent (non-GAAP)	3.37%	3.33%	3.69%

Reconciliation of Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$598,236	$560,560	$491,729
Plus tax-equivalent adjustment(1)	8,399	7,212	5,466
Net interest income, fully tax-equivalent (non-GAAP)	606,635	567,772	497,195
Noninterest income (GAAP)	128,264	128,935	120,291
Securities losses (gains), net	425	(5,910)	(7,793)
Unrealized (gain)/loss on equity securities, net	622	(58)	(640)
Valuation adjustment on servicing rights	(1,658)	(1,088)	1,778
Adjusted revenue (non-GAAP)	$734,288	$689,651	$610,831

Total noninterest expenses (GAAP)	$443,377	$431,812	$370,963
Less:
Core deposit intangibles and customer relationship intangibles amortization	7,834	9,395	10,670
Partnership investment in tax credit projects	5,040	6,303	3,801
(Gain)/loss on sales/valuations of assets, net	(1,047)	588	5,101
Acquisition, integration and restructuring costs	7,586	5,331	5,381
Core expenses (non-GAAP)	$423,964	$410,195	$346,010
Efficiency ratio (GAAP)	61.03%	62.63%	60.61%
Efficiency ratio, fully tax-equivalent (non-GAAP)	57.74%	59.48%	56.65%

Reconciliation of Annualized Ratio of Core Expenses to Average Assets
Total noninterest expenses (GAAP)	$443,377	$431,812	$370,963
Core expenses (non-GAAP)	423,964	410,195	346,010

Average assets	$19,621,839	$18,508,273	$14,782,605
Total noninterest expenses to average assets (GAAP)	2.26%	2.33%	2.51%
Core expenses to average assets (non-GAAP)	2.16%	2.22%	2.34%

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2022	2021	2020
Acquisition, integration and restructuring costs
Salaries and employee benefits	$1,404	$578	$398
Occupancy	—	10	—
Furniture and equipment	—	655	958
Professional fees	5,082	2,867	3,399
Advertising	382	173	143
(Gain)/loss on sales/valuations of assets, net	—	39	—
Other noninterest expenses	718	1,009	483
Total acquisition, integration and restructuring costs	$7,586	$5,331	$5,381

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
•Efficiency ratio, fully tax equivalent, expresses adjusted noninterest expenses as a percentage of fully tax-equivalent net interest income and adjusted noninterest income. This efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Annual Report on Form 10-K.

•Annualized ratio of core expenses to average assets adjusts noninterest expenses to exclude specific items noted in the reconciliation. Management includes this measure as it is considered to be a critical metric to analyze and evaluate controllable expenses related to primary business operations.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
HTLF's management seeks to optimize net interest income and net interest margin through the growth of earning assets and management of asset and liability positions because they are key indicators of HTLF's profitability.

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

Our success in maintaining a favorable net interest margin has been the result of an increase in average earning assets and a favorable deposit mix. Also contributing to our ability to maintain net interest margin has been the amortization of purchase accounting discounts associated with acquisitions completed since 2015. For the years ended December 31, 2022, 2021 and 2020, our net interest margin included 4 basis points, 9 basis points and 12 basis points, respectively, of purchase accounting discount amortization.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income and net interest margin on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Net interest margin, expressed as a percentage of average earning assets, was 3.32% (3.37% on a fully tax-equivalent basis) during 2022, compared to 3.29% (3.33% on a fully tax-equivalent basis) during 2021 and 3.65% (3.69% on a fully tax-equivalent basis) during 2020.

Net interest margin for the year ended December 31, 2022, compared to the year ended December 31, 2021
Total interest income and average earning asset changes for 2022 compared to 2021 were:
•Total interest income increased $85.9 million or 15% to $674.7 million from $588.8 million, which was primarily attributable to an increase in average earning assets and an increase in the average rate on earning assets.
•Total interest income on a tax-equivalent basis (non-GAAP) was $683.1 million compared to $596.0 million, which was an increase of $87.1 million or 15%.
•Average earning assets increased $996.0 million or 6% to $18.02 billion from $17.03 billion, which was primarily attributable to loan growth.
•The average rate on earning assets increased 29 basis points to 3.79% compared to 3.50%, which was primarily due to recent increases in market interest rates and a shift in earning asset mix.

Total interest expense and average interest bearing liability changes for 2022 compared to 2021 were:
•Total interest expense increased $48.2 million to $76.4 million compared to $28.2 million.
•The average rate paid on HTLF's interest bearing liabilities increased 39 basis points to 0.67% compared to 0.28%, which was primarily due to recent increases in market interest rates and deposit growth, including wholesale funding.
•Average interest bearing deposits increased $1.45 billion or 15% to $10.90 billion from $9.45 billion. Average wholesale deposits totaled $1.02 billion compared to $5.2 million.
•The average rate paid on HTLF's interest bearing deposits increased 36 basis points to 0.52% compared to 0.16%, which was primarily attributable to recent increases in market interest rates.
•Average borrowings increased $19.4 million or 4% to $540.3 million from $520.9 million. The average interest rate paid on HTLF's borrowings was 3.62% compared to 2.57%.

Net interest income changes for 2022 compared to 2021 were:
•Net interest income totaled $598.2 million compared to $560.6 million, which was an increase of $37.7 million or 7%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $606.6 million compared to $567.8 million, which was an increase of $38.9 million or 7%.

Net interest margin for the year ended December 31, 2021, compared to the year ended December 31, 2020
Total interest income and average earning asset changes for 2021 compared to 2020 were:
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

Management believes net interest margin in dollars will continue to increase as earning assets grows and a favorable deposit profile is maintained. In 2022, the Federal Reserve increased the federal funds rate seven times for a total of 425 basis points, and in February 2023, the Federal Reserve increased the federal funds rate 25 basis points. The Federal Reserve has indicated it will closely assess economic data but has signaled it will likely continue to raise the Federal funds interest rate in the first half of 2023. Ultimately, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

The increases to the federal funds interest rate in 2022 had a positive impact on net interest income due to our asset sensitive balance sheet. We expect net interest income to be higher in 2023 compared to 2022, however, the magnitude of the increase will be dependent upon future federal funds rate increases and deposit pricing, which are difficult to predict.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest income. We continue to work toward improving both our earning assets and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We model and review simulations using various improving and deteriorating interest rate scenarios to assist in monitoring our exposure to interest rate risk. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Item 7A of this Annual Report on Form 10-K contains additional information about the results of our most recent net interest income simulations. Note 11, "Derivative Financial Instruments" to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

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

	For the Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest		Rate
Earning Assets
Securities:
Taxable	$6,335,586	$169,544	2.68%	$6,135,732	$125,010	2.04%	$3,901,202	$98,263		2.52%
Nontaxable(1)	965,474	30,387	3.15	799,283	24,390	3.05	424,199	15,802		3.73
Total securities	7,301,060	199,931	2.74	6,935,015	149,400	2.15	4,325,401	114,065		2.64
Interest bearing deposits with other banks and other short-term investments	216,786	3,125	1.44	254,630	344	0.14	225,024	924		0.41
Federal funds sold	192	11	5.73	3,457	1	0.03	107	—		—
Loans:(2)
Commercial and industrial(1)	3,070,890	140,310	4.57	2,543,514	111,473	4.38	2,437,183	118,513		4.86
PPP loans	50,464	6,884	13.64	734,139	40,627	5.53	779,183	25,285	3.25	3.25
Owner occupied commercial real estate	2,272,088	93,936	4.13	1,950,014	81,717	4.19	1,480,109	72,215		4.88
Non-owner occupied commercial real estate	2,196,922	99,202	4.52	1,969,910	87,728	4.45	1,589,932	78,178		4.92
Real estate construction	923,316	48,258	5.23	824,055	37,891	4.60	1,007,086	46,785		4.65
Agricultural and agricultural real estate	778,526	34,064	4.38	681,493	29,822	4.38	538,646	25,713		4.77
Residential real estate	852,541	34,276	4.02	846,573	36,768	4.34	793,821	38,210		4.81
Consumer	464,084	23,058	4.97	407,592	20,201	4.96	410,013	22,190		5.41
Less: allowance for credit losses	(105,735)	—	—	(125,304)	—	—	(104,892)	—		—
Net loans	10,503,096	479,988	4.57	9,831,986	446,227	4.54	8,931,081	427,089		4.78
Total earning assets	18,021,134	683,055	3.79%	17,025,088	595,972	3.50%	13,481,613	542,078		4.02%
Nonearning Assets	1,600,705			1,483,185			1,300,992
Total Assets	$19,621,839			$18,508,273			$14,782,605
Interest Bearing Liabilities
Savings	$9,737,100	$46,623	0.48%	$8,311,825	$9,063	0.11%	$6,718,413	$16,560		0.25%
Time deposits	1,160,538	10,257	0.88	1,137,097	5,734	0.50	1,088,185	13,727		1.26
Short-term borrowings	168,404	2,717	1.61	181,165	471	0.26	155,467	610		0.39
Other borrowings	371,879	16,823	4.52	339,733	12,932	3.81	382,733	13,986		3.65
Total interest bearing liabilities	11,437,921	76,420	0.67%	9,969,820	28,200	0.28%	8,344,798	44,883		0.54%
Noninterest Bearing Liabilities
Noninterest bearing deposits	6,131,760			6,230,851			4,554,479
Accrued interest and other liabilities	203,412			176,697			169,450
Total noninterest bearing liabilities	6,335,172			6,407,548			4,723,929
Stockholders' Equity	1,848,746			2,130,905			1,713,878
Total Liabilities and Equity	$19,621,839			$18,508,273			$14,782,605
Net interest income, fully tax-equivalent (non-GAAP)(1)		$606,635			$567,772			$497,195
Net interest spread(1)			3.12%			3.22%				3.48%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			3.37%			3.33%				3.69%

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

	For the Years Ended December 31,
	2022 Compared to 2021 Change Due to			2021 Compared to 2020 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets/Interest Income
Investment securities:
Taxable	$4,192	$40,342	$44,534	$48,218	$(21,471)	$26,747
Nontaxable(1)	5,210	787	5,997	11,875	(3,287)	8,588
Interest bearing deposits	(59)	2,840	2,781	108	(688)	(580)
Federal funds sold	(2)	12	10	—	1	1
Loans(1)(2)	30,650	3,111	33,761	41,624	(22,486)	19,138
Total earning assets	39,991	47,092	87,083	101,825	(47,931)	53,894
Liabilities/Interest Expense
Interest bearing deposits:
Savings	1,808	35,752	37,560	3,274	(10,771)	(7,497)
Time deposits	121	4,402	4,523	591	(8,584)	(7,993)
Short-term borrowings	(35)	2,281	2,246	90	(229)	(139)
Other borrowings	1,301	2,590	3,891	(1,619)	565	(1,054)
Total interest bearing liabilities	3,195	45,025	48,220	2,336	(19,019)	(16,683)
Net interest income	$36,796	$2,067	$38,863	$99,489	$(28,912)	$70,577

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

PROVISION FOR CREDIT LOSSES

A provision for credit losses is charged to expense to provide, in HTLF management’s opinion, an appropriate allowance for credit losses. The following table shows the components of HTLF's provision for credit losses for the years ended December 31, 2022, 2021 and 2020, in thousands:

	For the Years Ended December 31,
	2022	2021	2020
Provision (benefit) for credit losses-loans	$10,636	$(17,706)	$65,745
Provision for credit losses-unfunded commitments	4,734	182	1,428
Provision (benefit) for credit losses-held to maturity securities	—	(51)	(107)
Total provision expense (benefit)	$15,370	$(17,575)	$67,066

The provision for credit losses was $15.4 million during 2022 compared to a benefit of $17.6 million during 2021. The provision expense for 2022 was impacted by several factors, including:
•loan growth excluding PPP loans totaled $1.66 billion,
•decrease in nonperforming loans of $11.4 million to $58.5 million or 0.51% of total loans compared to $69.9 million or 0.70% of total loans at December 31, 2021,
•net charge-offs of $11.2 million, and
•utilization of a macroeconomic outlook in the estimation of the allowance for credit losses that anticipates a moderate recession developing within the next twelve months.

The provision benefit for credit losses was $17.6 million during 2021 compared to expense of $67.1 million during 2020. The provision benefit for 2021 was impacted by several factors, including:
•loan growth of $689.4 million excluding PPP loans, which included an increase of $358.3 million of government guaranteed loans for which no provision was required,
•decrease in nonperforming loans of $18.2 million to $69.9 million or 0.70% of total loans compared to $88.1 million or 0.88% of total loans at December 31, 2020,
•net charge-offs of $3.8 million, and
•improved macroeconomic factors compared to 2020.

At December 31, 2022, the allowance for credit losses for loans was 0.96% of total loans and 187.14% of nonperforming loans compared to 1.11% of total loans and 157.45% of nonperforming loans at December 31, 2021.

The size of the loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, including the impact of economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to the variability in the provision for credit losses from year to year. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion under the captions "Critical Accounting Estimates," "Provision for Credit Losses" and "Allowance for Credit Losses" in Item 8 of this Annual Report on Form 10-K, and the information in Note 1, "Basis of Presentation," and Note 5, "Allowance for Credit Losses" to the consolidated financial statements contained herein.

HTLF believes the allowance for credit losses as of December 31, 2022, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience financial difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns over higher interest rates, supply chain challenges and workforce shortages, wage pressures and the waning effects of the economic stimulus, the provision for credit losses could be volatile in future periods.

NONINTEREST INCOME

The table below summarizes HTLF's noninterest income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2022	2021	2020	2022/2021	2021/2020
Service charges and fees	$68,031	$59,703	$47,467	14%	26%
Loan servicing income	2,741	3,276	2,977	(16)	10
Trust fees	22,570	24,417	20,862	(8)	17
Brokerage and insurance commissions	2,986	3,546	2,756	(16)	29
Securities (losses) gains, net	(425)	5,910	7,793	(107)	(24)
Unrealized (loss) gain on equity securities, net	(622)	58	640	(1,172)	(91)
Net gains on sale of loans held for sale	9,032	20,605	28,515	(56)	(28)
Valuation adjustment on servicing rights	1,658	1,088	(1,778)	52	161
Income on bank owned life insurance	2,341	3,762	3,554	(38)	6
Other noninterest income	19,952	6,570	7,505	204	(12)
Total noninterest income	$128,264	$128,935	$120,291	(1)%	7%
Notable changes in the components of noninterest income are as follows:

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2022	2021	2020	2022/2021	2021/2020
Service charges and fees on deposit accounts	$18,625	$16,414	$14,441	13%	14%
Overdraft fees	12,136	11,005	9,166	10	20
Customer service fees	375	220	177	70	24
Credit card fee income	27,560	21,623	16,026	27	35
Debit card income	9,335	10,441	7,657	(11)	36
Total service charges and fees	$68,031	$59,703	$47,467	14%	26%

Total service charges and fees were $68.0 million in 2022, which was an increase of $8.3 million or 14% from $59.7 million in 2021. Total service charges and fees in 2021 were $59.7 million, which was an increase of $12.2 million or 26% from $47.5 million in 2020.

The increase in credit card income detailed above was primarily the result of a larger commercial credit card base and increased utilization. The changes in debit card income noted above are primarily attributable to transaction volume fluctuations.

Management is monitoring and assessing industry changes related to the consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Loan Servicing Income
The following tables show the changes in loan servicing income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2022	2021	2020	2022/2021	2021/2020
Commercial and agricultural loan servicing fees(1)	$2,033	$2,826	$3,287	(28)%	(14)%
Residential mortgage servicing fees(2)	1,847	1,837	1,727	1	6
Mortgage servicing rights amortization	(1,139)	(1,387)	(2,037)	(18)	(32)
Total loan servicing income	$2,741	$3,276	$2,977	(16)%	10%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans and amortization of capitalized commercial servicing rights.
(2) Mortgage loans serviced by HTLF, primarily for GSEs, totaled $725.9 million, $723.3 million and $743.3 million as of December 31, 2022, 2021 and 2020, respectively.

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Total loan servicing income totaled $2.7 million for 2022 compared to $3.3 million for 2021 and $3.0 million for 2020.

Included in and offsetting loan servicing income is the amortization of capitalized mortgage servicing rights, which was $1.1 million during 2022 compared to $1.4 million during 2021 and $2.0 million during 2020. Increases in residential mortgage interest rates during 2022 and stable residential mortgage interest rates during 2021 caused mortgage refinancing activity to decrease during the years ended December 31, 2022 and 2021, which resulted in lower mortgage servicing rights amortization.

Note 7, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Trust Fees
Trust fees totaled $22.6 million for the year ended December 31, 2022, a decrease of $1.8 million or 8% from $24.4 million for the year ended December 31, 2021. Trust fees totaled $24.4 million for the year ended December 31, 2021, an increase of $3.6 million or 17% from $20.9 million for the year ended December 31, 2020. The changes in trust fees are primarily attributable to changes in the market value of trust assets under management, which were $3.62 billion, $3.79 billion and $3.42 billion at December 31, 2022, 2021, and 2020, respectively.

Securities (losses) gains, net
Net security losses totaled $425,000 for the year ended December 31, 2022 compared to net security gains of $5.9 million for the year ended December 31, 2021, which was a decrease of $6.3 million. During 2022, HTLF strategically repositioned $217.8 million of lower yielding securities, which resulted in net securities losses of $3.7 million, and the proceeds were used to purchase securities with a higher yield.

Net Gains on Sale of Loans Held for Sale
Net gains on sale of loans held for sale totaled $9.0 million during 2022 compared to $20.6 million during 2021 and $28.5 million during 2020. These gains result primarily from the gain or loss on sales of mortgage loans into the secondary market, related fees and fair value marks on the associated derivatives. Loans sold to investors in 2022 totaled $300.7 million compared to $502.4 million during 2021, which was a decrease of $201.7 million or 40%. Loans sold to investors in 2021 totaled $502.4 million, a decrease of $87.9 million or 15% from $590.3 million sold in 2020. The decreases in loans sold to investors and the net gains on sale of loans held for sale during 2022 were primarily attributable to increased residential mortgage rates. The decreases in loans sold to investors and the net gains on sale of loans held for sale during 2021 were primarily attributable to increased and stable residential mortgage interest rates compared to 2020, which caused mortgage activity to decrease.

Valuation Adjustment on Servicing Rights
The valuation adjustment recovery on servicing rights totaled $1.7 million for the year ending December 31, 2022, compared to $1.1 million for the year ending December 31, 2021, and compared to an impairment of $1.8 million for the year ended December 31, 2020. The change for the years ended December 31, 2022 and 2021 was primarily due to increases in residential mortgage interest rates during 2022 and 2021 compared to declines in residential mortgage interest rates during 2020.

Other noninterest income
Other noninterest income totaled $20.0 million for the year ended December 31, 2022, an increase of $13.4 million from $6.6 million for the year ended December 31, 2021. Commercial swap fees and syndication income totaled $11.5 million for the year ended December 31, 2022, compared to $1.3 million for the year ended December 31, 2021, an increase of $10.2 million. Additionally, gains of $1.9 million were recorded in the second quarter of 2022 on the sale of VISA B shares held by two Banks.

NONINTEREST EXPENSES

The following table summarizes HTLF's noninterest expenses for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2022	2021	2020	2022/2021	2021/2020
Salaries and employee benefits	$254,478	$240,114	$202,668	6%	18%
Occupancy	28,155	29,965	26,554	(6)	13
Furniture and equipment	12,499	13,323	12,514	(6)	6
Professional fees	65,606	64,600	54,068	2	19
Advertising	6,221	7,257	5,235	(14)	39
Core deposit intangibles and customer relationship intangibles amortization	7,834	9,395	10,670	(17)	(12)
Other real estate and loan collection expenses	950	990	1,340	(4)	(26)
(Gain) loss on sales/valuations of assets, net	(1,047)	588	5,101	(278)	(88)
Acquisition, integration and restructuring costs	7,586	5,331	5,381	42	(1)
Partnership investment in tax credit projects	5,040	6,303	3,801	(20)	66
Other noninterest expenses	56,055	53,946	43,631	4	24
Total noninterest expenses	$443,377	$431,812	$370,963	3%	16%

Notable changes in the components of noninterest expenses are as follows:

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, increased $14.4 million or 6% to $254.5 million in 2022 and $37.4 million or 18% to $240.1 million in 2021. Full-time equivalent employees totaled 2,002 on December 31, 2022, compared to 2,249 on December 31, 2021, and 2,013 on December 31, 2020.

The increase in salaries and employee benefits during 2022 was primarily attributable to higher salaries expense due to inflationary wage pressures and incentive compensation.

The increase in salaries and employee benefits during 2021 was primarily attributable to higher salaries expense, normalized health care usage, and an increase in full-time equivalent employees, which included the addition of specialized commercial and agribusiness lending teams.

Professional Fees
Professional fees increased $1.0 million or 2% to $65.6 million during 2022 and $10.5 million or 19% to $64.6 million during 2021 from $54.1 million during 2020. The increase in 2021 was primarily attributable to technology and automation projects completed during the year and the acquisitions completed in the fourth quarter of 2020.

On October 18, 2022, the FDIC finalized a rule that would increase initial base deposit insurance assessment rates by 2 basis point, beginning with the first quarterly assessment period of 2023. Management estimates FDIC insurance expense, which is included within professional fees, will increase $3-$4 million due to the change in assessment rates.

Advertising
Advertising expense decreased $1.0 million or 14% to $6.2 million during 2022 from $7.3 million during 2021. During 2021, advertising expense increased $2.0 million or 39% to $7.3 million from $5.2 million for the year ended December 31, 2020, which was primarily attributable to the resumption of in-person customer events.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization totaled $7.8 million during 2022 compared to $9.4 million during 2021, which was a decrease of $1.6 million or 17%. Core deposit intangibles and customer relationship intangibles amortization totaled $9.4 million during 2021 compared to $10.7 million during 2020, which was a decrease of $1.3 million or 12%. The decreases for the years ended December 31, 2022 and 2021 were attributable the amortization of core deposit intangibles and customer relationship intangibles from recent acquisitions.

(Gain) loss on sales/valuations of assets, net
Net gains on sales/valuations of assets totaled $1.0 million during 2022 compared to net losses on sales/valuations of assets of $588,000 during 2021 and $5.1 million during 2020. During 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was recorded in conjunction with the sale of an insurance subsidiary. These gains were partially offset by losses and writedowns totaling $1.5 million associated with branch optimization activities.

During the fourth quarter of 2021, HTLF recorded $424,000 of fixed asset write-downs related to twelve properties, which included seven bank branches and five operation centers, listed as held for sale at the end of 2021. During the second half of 2020, HTLF recorded $3.5 million of fixed asset write-downs related to eight branch consolidations.

Acquisition, integration and restructuring expenses
Acquisition, integration and restructuring expenses totaled $7.6 million for the year ended December 31, 2022, which was an increase of $2.3 million or 42% from $5.3 million for the year ended December 31, 2021. The increase was primarily attributable to the progression of the charter consolidation project. Management estimates acquisition, integration and restructuring expenses of approximately $10 million will be incurred through the end of 2023 for the charter consolidation project.

Partnership Investment in Tax Credit Projects
Partnership investment in tax credit projects totaled $5.0 million, $6.3 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The expense is dependent upon the number of tax credit projects placed in service during the year.

EFFICIENCY RATIO

One of HTLF's strategic priorities is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of maintaining it at or below 57%. The efficiency ratio, fully tax-equivalent (non-GAAP), was 57.74% for 2022, 59.48% for 2021 compared to 56.65% for 2020.

The efficiency ratio for 2022 was positively impacted by higher net interest income, which was partially offset by increases in noninterest expenses as noted above.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:
Consolidation of its eleven bank charters
Charter consolidation is designed to eliminate redundancies and improve our operating efficiency and capacity to support ongoing product and service enhancements as well as current and future growth. Through December 31, 2022, five charters have been consolidated into HTLF Bank, and subsequent to December 31, 2022, one additional charter was consolidated. The consolidated charters are now operating as divisions of HTLF Bank. The remaining five charters are expected to be consolidated in 2023.

Consolidation restructuring costs are projected to be $19-20 million with approximately $10 million of expenses remaining to be incurred through 2023. Total costs incurred since the project started in the fourth quarter of 2021 through December 31, 2022 were $9.3 million. HTLF realized some operating efficiencies and financial benefits in the second half of 2022 with the completion of five charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20.0 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

Branch optimization strategy
During the year ended December 31, 2022, HTLF's branch network was reduced by 11 locations.

See "Financial Highlights" in Item 7 of this Annual Report on Form 10-K for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

INCOME TAXES

HTLF's effective tax rate was 20.8% for 2022 compared to 20.1% for 2021 and 20.7% for 2020. The following items impacted HTLF's 2022, 2021 and 2020 tax calculations:
•Solar energy tax credits of $4.2 million, $6.1 million and $2.3 million.
•Federal low-income housing tax credits of $1.1 million, $540,000 and $780,000.
•Historic rehabilitation tax credits of $1.0 million, $720,000 and $1.1 million.
•New markets tax credits of $300,000 in each annual calculation.
•Tax-exempt interest income as a percentage of pre-tax income of 11.8%, 9.9% and 11.8%.
•The tax-equivalent adjustment for this tax-exempt interest income was $8.4 million, $7.2 million and $5.5 million.
•Tax benefits of $165,000, $491,000 and $617,000 related to the release of valuation allowances on deferred tax assets.

FINANCIAL CONDITION

HTLF's total assets were $20.24 billion at December 31, 2022, an increase of $969.7 million or 5% since December 31, 2021. HTLF's total assets were $19.27 billion at December 31, 2021, an increase of $1.37 billion or 8% compared to $17.91 billion at December 31, 2020.

LENDING ACTIVITIES

HTLF's board of directors establishes an acceptable level of credit risk appetite, and certain lending policies and procedures are in place that are designed to provide for an acceptable level of credit risk. Management and the HTLF board of directors are frequently provided reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

In 2021, HTLF originated $473.9 million of PPP loans ("PPP II"). HTLF originated $1.20 billion of PPP loans ("PPP I") during 2020, and HTLF acquired $53.1 million of PPP loans in the AimBank transaction. At December 31, 2022, HTLF had $1.4 million of PPP I loans outstanding, and $9.6 million of PPP II loans outstanding. Under the CARES Act, all PPP loans are 100% SBA guaranteed, and borrowers may be eligible to have an amount up to the entire principal balance forgiven and paid by the SBA. All PPP loans also carry a zero risk rating for regulatory capital purposes. Because these loans are 100% guaranteed by the SBA, there is no allowance recorded related to the PPP loans.

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

Lenders at each Bank are complimented by HTLF Specialized Industries, a centralized team of middle-market lenders focused on specific industries and more complex loan structures. The expertise of this team includes the commercial real estate, healthcare, and food and agribusiness industries, as well as swaps, syndications, trade and franchise financing.

Residential real estate loans are originated for the purchase or refinancing of single family residential properties. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. In certain Bank Markets, residential mortgage loans are originated through PrimeWest, a division of First Bank & Trust, and sold to the secondary market with servicing retained. The Banks also provide residential mortgage loans to their customers that are retained and serviced by the originating Bank. In 2022, HTLF began partnering with a third-party mortgage loan provider to facilitate the residential mortgage lending needs of customers in selected Bank Markets.

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

At December 31, 2022, $265.8 million or 52% of the consumer loan portfolio were in home equity lines of credit ("HELOCs") compared to $212.6 million or 51% at December 31, 2021. Under our policy guidelines for the underwriting of these lines of credit, the customer may generally receive advances of up to 80% of the value of the property.

The Banks have not been active in the origination of subprime loans. Consistent with our community-focused banking model, which includes meeting the legitimate credit needs within the communities served, the Banks may make loans to borrowers possessing subprime characteristics only if there are mitigating factors present that reduce the potential default risk of the loan.

HTLF’s major source of income is interest on loans. The table below presents the composition of HTLF’s loan portfolio at the end of the years indicated, in thousands:

	As of December 31,
	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial and industrial	$3,464,414	30.31%	$2,645,085	26.57%	$2,534,799	25.29%
Paycheck Protection Program ("PPP")	11,025	0.10	199,883	2.01	957,785	9.56
Owner occupied commercial real estate	2,265,307	19.82	2,240,334	22.51	1,776,406	17.72
Non-owner occupied commercial real estate	2,330,940	20.40	2,010,591	20.20	1,921,481	19.17
Real estate construction	1,076,082	9.42	856,119	8.60	863,220	8.61
Agricultural and agricultural real estate	920,510	8.05	753,753	7.57	714,526	7.13
Residential real estate	853,361	7.47	829,283	8.33	840,442	8.39
Consumer	506,713	4.43	419,524	4.21	414,392	4.13
Total loans receivable held to maturity	11,428,352	100.00%	9,954,572	100.00%	10,023,051	100.00%
Allowance for credit losses	(109,483)		(110,088)		(131,606)
Loans receivable, net	$11,318,869		$9,844,484		$9,891,445

Loans held for sale totaled $5.3 million at December 31, 2022, and $21.6 million at December 31, 2021, which were primarily residential mortgage loans.

The table below sets forth the remaining maturities of loans held to maturity by category as of December 31, 2022, in thousands. Maturities are based upon contractual dates.

		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years		Over 15 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$1,051,478	$615,482	$987,458	$468,283	$285,533	$27,635	$28,545	$3,464,414
PPP	11,025	—	—	—	—	—	—	11,025
Owner occupied commercial real estate	209,937	561,121	334,722	523,746	349,619	85,179	200,983	2,265,307
Non-owner occupied commercial real estate	344,212	596,950	669,435	344,801	301,731	9,672	64,139	2,330,940
Real estate construction	396,520	167,540	331,101	110,288	65,581	720	4,332	1,076,082
Agricultural and agricultural real estate	274,185	86,552	252,391	5,050	218,739	306	83,287	920,510
Residential real estate	84,464	203,201	72,165	238,186	107,858	40,525	106,962	853,361
Consumer	49,253	63,832	331,932	54,499	6,322	736	139	506,713
Total	$2,421,074	$2,294,678	$2,979,204	$1,744,853	$1,335,383	$164,773	$488,387	$11,428,352

Total loans
Total loans held to maturity were $11.43 billion at December 31, 2022, compared to $9.95 billion at year-end 2021, an increase of $1.47 billion or 15%. Excluding changes in total PPP loans, loans increased $1.66 billion or 17% since year end 2021.

Total loans held to maturity were $9.95 billion at December 31, 2021, compared to $10.02 billion at year-end 2020, a decrease of $68.5 million or 1%. Excluding changes in total PPP loans, loans increased $689.4 million or 8% since year-end 2020.

The table below shows the changes in loan balances by loan category for the years indicated, in thousands:

	As of December 31,			% Change
	2022	2021	2020	2022/2021	2021/2020
Commercial and industrial	$3,464,414	$2,645,085	$2,534,799	31%	4%
PPP	11,025	199,883	957,785	(94)	(79)
Owner occupied commercial real estate	2,265,307	2,240,334	1,776,406	1	26
Non-owner occupied commercial real estate	2,330,940	2,010,591	1,921,481	16	5
Real estate construction	1,076,082	856,119	863,220	26	(1)
Agricultural and agricultural real estate	920,510	753,753	714,526	22	5
Residential real estate	853,361	829,283	840,442	3	(1)
Consumer	506,713	419,524	414,392	21	1
Total	$11,428,352	$9,954,572	$10,023,051	15%	(1)%

The loan growth in 2022 was primarily in commercial, commercial real estate, real estate construction and agricultural and agricultural real estate portfolios, which was attributable to an emphasis on organic loan growth, expansion of specific commercial and agribusiness lending teams and further market penetration in various Bank Markets.

Commercial and industrial loans
Commercial and industrial loans totaled $3.46 billion at December 31, 2022, compared to $2.65 billion at December 31, 2021, and $2.53 billion at December 31, 2020. Changes to commercial and industrial loans for the years ended December 31, 2022 and 2021 were:
•Commercial and industrial loans increased $819.3 million or 31% since December 31, 2022, and included an increase of $16.6 million of government guaranteed loans.
•Commercial and industrial loans increased $110.3 million or 4% since December 31, 2020, and included an increase of $25.8 million of government guaranteed loans.

PPP loans
At December 31, 2022, HTLF had $1.4 million of PPP I loans outstanding, and $9.6 million of PPP II loans outstanding. At December 31, 2021, HTLF had $27.1 million of PPP I loans outstanding, which was net of $118,000 of unamortized deferred fees, and $172.8 million of PPP II loans outstanding, which was net of $6.4 million of unamortized deferred fees. As of December 31, 2022, approximately 99% of total PPP loans had been forgiven.

Owner occupied commercial real estate loans
Owner occupied commercial real estate loans totaled $2.27 billion at December 31, 2022, compared to $2.24 billion at December 31, 2021, and $1.78 billion at year-end 2020. Changes to owner occupied real estate loans for the years ended December 31, 2022 and 2021 were:
•Owner occupied commercial real estate loans increased $25.0 million or 1% during 2022 and included an increase of $38.1 million of government guaranteed loans.
•Owner occupied commercial real estate loans increased $463.9 million or 26% during 2021 and included an increase of $249.7 million of government guaranteed loans.

Non-owner occupied commercial real estate loans
Non-owner occupied commercial real estate loans totaled $2.33 billion at December 31, 2022, compared to $2.01 billion at December 31, 2021 and $1.92 billion at year-end 2020. Changes to non-owner occupied commercial real estate loans for the years ended December 31, 2022 and 2021 were:
•Non-owner occupied commercial loans increased $320.3 million or 16% during the year ended December 31, 2022, and included an increase of $22.9 million of government guaranteed loans.
•Non-owner occupied commercial loans increased $89.1 million or 5% during the year ended December 31, 2021, and included an increase of $46.2 million of government guaranteed loans.

Real estate construction loans
Real estate construction loans totaled $1.08 billion at December 31, 2022, compared to $856.1 million at December 31, 2021, and $863.2 million at year-end 2020. Changes to real estate construction loans for the years ended December 31, 2022 and 2021 were:
•Real estate construction loans increased $220.0 million or 26% during the year ending December 31, 2022.
•Real estate construction loans decreased $7.1 million or 1% during the year ended December 31, 2021.

Agricultural and agricultural real estate loans
Agricultural and agricultural real estate loans totaled $920.5 million at December 31, 2022, compared to $753.8 million at December 31, 2021 and $714.5 million at year-end 2020. Changes to agricultural and agricultural real estate loans for the years ended December 31, 2022 and 2021 were:
•Agricultural and agricultural real estate loans increased $166.8 million or 22% during 2022, which included an increase of $40.3 million of government guaranteed loans.
•Agricultural and agricultural real estate loans increased $39.2 million or 5% during 2021 and included an increase of $36.7 million of government guaranteed loans.

Residential real estate loans
Residential real estate loans totaled $853.4 million at December 31, 2022, compared to $829.3 million at December 31, 2021, and $840.4 million at December 31, 2020. Changes to residential real estate loans for the years ended December 31, 2022 and 2021 were:
•Residential real estate loans increased $24.1 million or 3% during the year ending December 31, 2022.
•Residential real estate loans decreased $11.2 million or 1% during the year end December 31, 2021.

Consumer loans
Consumer loans totaled $506.7 million at December 31, 2022, compared to $419.5 million at December 31, 2021, and $414.4 million at year-end 2020. Changes to consumer loans for the years ended December 31, 2022 and 2021 were:
•For the year ended December 31, 2022, consumer loans increased $87.2 million or 21%.
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

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for HTLF. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of this Annual Report on Form 10-K and Note 1, "Basis of Presentation," of the consolidated financial statements included in this Annual Report on Form 10-K.

Total Allowance for Lending Related Credit Losses

The following table shows, in thousands, the components of HTLF's total allowance for lending related credit losses, which includes the allowance for credit losses for loans and the allowance for unfunded commitments, as of the dates indicated:

	December 31,
	2022		2021		2020
	Amount	% of Allowance	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$84,409	65.09%	$88,635	70.59%	$102,398	69.71%
Qualitative/Economic Forecast	45,270	34.91	36,915	29.41	44,488	30.29
Total	$129,679	100.00%	$125,550	100.00%	$146,886	100.00%

Quantitative Allowance
The quantitative allowance of HTLF's total allowance for lending related credit losses totaled $84.4 million at December 31, 2022, compared to $88.6 million at December 31, 2021, which was a decrease of $4.2 million or 5%. The following items impacted the quantitative allowance at December 31, 2022:
• Nonpass loans totaled $533.3 million or 5% of the total loan portfolio, which was a decrease of $207.9 million or 28% from nonpass loans of $741.3 million at December 31, 2021.
•Loans delinquent 30-89 days totaled $4.8 million or 4 basis points of total loans, which was a decrease of $2.6 million or 35% from $7.4 million or 7 basis points of total loans at December 31, 2021.
•Specific reserves for individually assessed loans totaled $7.1 million, which was a decrease of $537,000 or 7% from $7.6 million at December 31, 2021.

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

Qualitative Allowance /Economic Forecast
The qualitative allowance of HTLF's total allowance increased $8.4 million or 23% to $45.3 million at December 31, 2022, compared to $36.9 million at December 31, 2021. Management's assessment of the non-economic risk factors in the qualitative calculation reflected the healthy, current credit environment.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At December 31, 2022, Moody's December 9, 2022 baseline forecast scenario was utilized, and management also considered other downturn forecast scenarios, which anticipated a moderate recession developing within the next twelve months, in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

The qualitative allowance of HTLF's total allowance decreased $7.6 million or 17% to $36.9 million at December 31, 2021, compared to $44.5 million at December 31, 2020. Management's assessment for December 31, 2021, reflected a decreased level of qualitative adjustment based on improving market conditions and credit quality trends. The economic outlook factors used to develop the allowance retained a measured level of caution and uncertainty that management deemed appropriate for lingering economic headwinds, such as COVID-19 variants, supply chain challenges, and workforce shortages and wage pressures.

Allowance for Credit Losses-Loans

The table below presents the changes in the allowance for credit losses for loans for the years ended December 31, 2022 and 2021, in thousands:

	For the Year Ended December 31,
	2022	2021
Balance at beginning of period	$110,088	$131,606
Provision (benefit) for credit losses	10,636	(17,706)
Recoveries on loans previously charged off	7,055	4,931
Charge-offs on loans	(18,296)	(8,743)
Balance at end of period	$109,483	$110,088

Allowance for credit losses for loans as a percent of loans	0.96%	1.11%
Allowance for credit losses for loans as a percentage of nonaccrual loans	188.01	158.70
Allowance for credit losses for loans a percentage of non-performing loans	187.14	157.45

The allowance for credit losses for loans totaled $109.5 million at December 31, 2022, compared to $110.1 million at December 31, 2021, which was a decrease of $605,000 or less than 1%. The allowance for credit losses for loans at December 31, 2022, was 0.96% of loans compared to 1.11% of loans at December 31, 2021. The following items impacted HTLF's allowance for credit losses for loans for the year ended December 31, 2022:
•Provision expense totaled $10.6 million, which was primarily attributable to loan growth and deterioration of macroeconomic factors compared to 2021, partially offset by a current healthy credit environment.
•Net charge-offs totaled $11.2 million or 0.11% of average loans outstanding. Included in net charge-offs were two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships which had collateral deficiencies. A charge-off of $2.6 million was recorded for one-agricultural-related credit that had been substantially reserved for in a prior year. HTLF recorded one notable recovery on a commercial and industrial loan of $3.0 million in the fourth quarter of 2022.
•Nonpass loans totaled $533.3 million or 5% of the total loan portfolio, which was a decrease of $207.9 million or 28% from nonpass loans of $741.3 million at December 31, 2021.

The following items impacted HTLF's allowance for credit losses for loans for the year ended December 31, 2021:
•Provision benefit totaled $17.7 million, which was primarily attributable to improved macroeconomic factors compared to 2020.
•Net charge-offs totaled $3.8 million or 0.04% of average loans outstanding.
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

The table below summarizes activity in the allowance for credit losses for loans for the years indicated, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to income. the ratio of net charge-offs to average loans outstanding, in thousands:

	As of December 31,
	2022	2021	2020
Balance at beginning of year	$110,088	$131,606	$70,395
Impact of ASU 2016-13 adoption on January 1, 2020	—	—	12,071
Adjusted balance	110,088	131,606	82,466
Allowance for purchased credit deteriorated loans	—	—	12,313
Charge-offs:
Commercial and industrial	6,964	2,150	14,974
Owner occupied commercial real estate	129	296	13,671
Non-owner occupied commercial real estate	193	1,637	45
Real estate construction	35	10	105
Agricultural and agricultural real estate	3,217	1,902	1,201
Residential real estate	307	181	515
Consumer	7,451	2,567	2,211
Total charge-offs	18,296	8,743	32,722
Recoveries:
Commercial and industrial	4,951	3,058	1,277
Owner occupied commercial real estate	112	152	205
Non-owner occupied commercial real estate	60	33	30
Real estate construction	13	10	220
Agricultural and agricultural real estate	653	531	971
Residential real estate	—	13	108
Consumer	1,266	1,134	993
Total recoveries	7,055	4,931	3,804
Net charge-offs	11,241	3,812	28,918
Provision (benefit) for credit losses	10,636	(17,706)	65,745
Balance at end of year	$109,483	$110,088	$131,606
Net charge-offs to average loans	0.11%	0.04%	0.32%

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding, which include nonaccrual loans and loans held for sale, by loan type for the years indicated, dollars in thousands:

	For the Years Ended December 31,
	2022	2021	2020
Commercial and industrial
Net charge-offs (recoveries)	$2,013	$(908)	$13,697
Average loans	3,070,890	2,543,514	2,437,183
Net charge-offs (recoveries) to average loans	0.07%	(0.04)%	0.56%
Owner occupied commercial real estate
Net charge-offs (recoveries)	$17	$144	$13,466
Average loans	2,272,088	1,950,014	1,480,109
Net charge-offs (recoveries) to average loans	—%	0.01%	0.91%
Non-owner occupied commercial real estate
Net charge-offs (recoveries)	$133	$1,604	$15
Average loans	2,196,922	1,969,910	1,589,932
Net charge-offs (recoveries) to average loans	0.01%	0.08%	—%
Real estate construction
Net charge-offs (recoveries)	$22	$—	$(115)
Average loans	923,316	824,055	1,007,086
Net charge-offs (recoveries) to average loans	—%	—%	(0.01)%
Agricultural and agricultural real estate
Net charge-offs (recoveries)	$2,564	$1,371	$230
Average loans	778,526	681,493	538,646
Net charge-offs (recoveries) to average loans	0.33%	0.20%	0.04%
Residential real estate
Net charge-offs (recoveries)	$307	$168	$407
Average loans	852,541	846,573	793,821
Net charge-offs (recoveries) to average loans	0.04%	0.02%	0.05%
Consumer
Net charge-offs (recoveries)	$6,185	$1,433	$1,218
Average loans	464,084	407,592	410,013
Net charge-offs (recoveries) to average loans	1.33%	0.35%	0.30%

The table below shows our allocation of the allowance for credit losses for loans by types of loans, in thousands:

	As of December 31,
	2022		2021		2020
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial and industrial	$29,071	30.31%	$27,738	26.57%	$38,818	25.29%
PPP	—	0.10	—	2.01	—	9.56
Owner occupied commercial real estate	13,948	19.82	19,214	22.51	20,001	17.72
Non-owner occupied commercial real estate	16,539	20.40	17,908	20.20	20,873	19.17
Real estate construction	29,998	9.42	22,538	8.60	20,080	8.61
Agricultural and agricultural real estate	2,634	8.05	5,213	7.57	7,129	7.13
Residential real estate	7,711	7.47	8,427	8.33	11,935	8.39
Consumer	9,582	4.43	9,050	4.21	12,770	4.13
Total allowance for credit losses for loans	$109,483	100.00%	$110,088	100.00%	$131,606	100.00%

Management allocates the allowance for credit losses for loans by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Allowance for Unfunded Commitments

The following table shows, in thousands, the changes in HTLF's allowance for unfunded commitments for the years ended December 31, 2022, and December 31, 2021:

	For the Year Ended December 31,
	2022	2021
Balance at beginning of year	$15,462	$15,280
Provision (benefit) for credit losses	4,734	182
Balance at end of year	$20,196	$15,462

The allowance for unfunded commitments totaled $20.2 million as of December 31, 2022, compared to $15.5 million as of December 31, 2021. Unfunded commitments totaled $4.73 billion at December 31, 2022, and $3.83 billion at December 31, 2021.

CREDIT QUALITY AND NONPERFORMING ASSETS

HTLF's internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 4, "Loans" of HTLF’s consolidated financial statements in this Annual Report on Form 10-K.

HTLF's nonpass loans totaled $533.3 million or 5% of total loans as of December 31, 2022 compared to $741.3 million or 7% of total loans as of December 31, 2021. As of December 31, 2022, HTLF's nonpass loans consisted of approximately 48% watch loans and 52% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2022 was 11%. Included in HTLF's nonpass loans at December 31, 2022 were $2.7 million of nonpass PPP loans as a result of risk ratings on related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2021, HTLF's nonpass loans were comprised of approximately 50% watch loans and 50% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2021, was 9%.

Loans delinquent 30 to 89 days as a percent of total loans were 0.04% at December 31, 2022 compared to 0.07% at December 31, 2021.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	As of December 31,
	2022	2021	2020
Nonaccrual loans	$58,231	$69,369	$87,386
Loans contractually past due 90 days or more	273	550	720
Total nonperforming loans	58,504	69,919	88,106
Other real estate	8,401	1,927	6,624
Other repossessed assets	26	43	240
Total nonperforming assets	$66,931	$71,889	$94,970
Restructured loans(1)	$8,279	$817	$2,370

Nonaccrual loans to total loans receivable	0.51%	0.70%	0.87%
Nonperforming loans to total loans receivable	0.51	0.70	0.88
Nonperforming assets to total loans receivable plus repossessed property	0.59	0.72	0.95
Nonperforming assets to total assets	0.33	0.37	0.53

(1) Represents accruing restructured loans performing according to their restructured terms.

The tables below summarize the changes in HTLF's nonperforming assets, including other real estate owned ("OREO") during 2022 and 2021, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2021	$69,919	$1,927	$43	$71,889
Loan foreclosures	(9,841)	9,423	418	—
Net loan charge-offs	(11,241)	—	—	(11,241)
New nonperforming loans	34,249	—	—	34,249
Reduction of nonperforming loans(1)	(24,582)	—	—	(24,582)
OREO/Repossessed sales proceeds	—	(2,572)	(490)	(3,062)
OREO/Repossessed assets gains/(write-downs), net	—	(377)	55	(322)
December 31, 2022	$58,504	$8,401	$26	$66,931

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2020	$88,106	$6,624	$240	$94,970
Loan foreclosures	(3,252)	2,807	445	—
Net loan charge-offs	(3,812)	—	—	(3,812)
New nonperforming loans	35,719	—	—	35,719
Reduction of nonperforming loans(1)	(46,842)	—	—	(46,842)
OREO/Repossessed sales proceeds	—	(7,749)	(589)	(8,338)
OREO/Repossessed assets gains/(write-downs), net	—	245	(53)	192
December 31, 2021	$69,919	$1,927	$43	$71,889

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $58.5 million or 0.51% of total loans at December 31, 2022, compared to $69.9 million or 0.70% of total loans at December 31, 2021.

Approximately 67%, or $39.0 million, of HTLF's nonperforming loans at December 31, 2022, had individual loan balances exceeding $1.0 million, the largest of which was $6.8 million. At December 31, 2021, approximately 58%, or $40.8 million, of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $7.6 million. The portion of HTLF's nonresidential real estate nonperforming loans covered by government guarantees was $12.5 million at December 31, 2022, compared to $14.5 million at December 31, 2021.

Other real estate owned
Other real estate owned was $8.4 million at December 31, 2022, compared to $1.9 million at December 31, 2021. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $2.6 million in 2022 compared to $7.7 million in 2021.

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

We had an aggregate balance of $15.7 million in restructured loans at December 31, 2022, of which $7.4 million were classified as nonaccrual and $8.3 million were accruing according to the restructured terms. At December 31, 2021, we had an aggregate balance of $10.4 million in restructured loans, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms.

SECURITIES

The composition of HTLF's securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established risk appetite parameters. Securities represented 35% of HTLF's total assets at December 31, 2022, compared to 40% at December 31, 2021. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns and sales of securities to fund loan growth and repay borrowings. Total securities carried at fair value as of December 31, 2022, were $6.15 billion, a decrease of $1.38 billion or 18% since December 31, 2021. Total securities carried at fair value as of December 31, 2021, were $7.53 billion, an increase of $1.40 billion or 23% since December 31, 2020.

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

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity net of allowance for credit losses and other, by major category, in thousands:

	As of December 31,
	2022		2021		2020
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. treasuries	$31,699	0.45%	$1,008	0.01%	$2,026	0.03%
U.S. agencies	43,135	0.61	193,384	2.51	166,779	2.65
Obligations of states and political subdivisions	1,708,840	24.24	2,169,742	28.19	1,724,066	27.40
Mortgage-backed securities - agency	1,772,105	25.13	2,349,289	30.52	1,355,270	21.54
Mortgage-backed securities - non-agency	2,181,876	30.94	1,743,379	22.65	1,449,116	23.03
Commercial mortgage-backed securities - agency	85,123	1.21	123,912	1.61	174,153	2.77
Commercial mortgage-backed securities - non-agency	659,459	9.35	600,888	7.81	252,767	4.02
Asset-backed securities	416,054	5.90	409,653	5.32	1,069,266	16.99
Corporate bonds	57,942	0.82	3,040	0.04	3,742	0.06
Equity securities	20,314	0.29	20,788	0.27	19,629	0.31
Other securities	74,567	1.06	82,567	1.07%	75,253	1.20
Total securities	$7,051,114	100.00%	$7,697,650	100.00%	$6,292,067	100.00%

HTLF's securities portfolio had an expected modified duration of 6.19 years as of December 31, 2022, compared to 5.26 years as of December 31, 2021, and 5.52 years as of December 31, 2020.

At December 31, 2022, we had $74.6 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which the Banks are members. All securities classified as other are held at cost.

The table below presents the contractual maturities for the debt securities classified as available for sale at December 31, 2022, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasuries	$—	—%	$31,699	3.24%	$—	—%	$—	—%	$—	—%	$31,699	3.24%
U.S. agencies	—	—	755	2.66	26,648	1.43	15,732	4.41	—	—	43,135	2.52
Obligations of states and political subdivisions	488	2.45	2,951	1.37	11,661	1.86	864,337	2.16	—	—	879,437	2.16
Mortgage-backed securities - agency	—	—	—	—	—	—	—	—	1,772,105	2.50	1,772,105	2.50
Mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	2,181,876	3.95	2,181,876	3.95
Commercial mortgage-backed securities - agency	—	—	—	—	—	—	—	—	85,123	1.71	85,123	1.71
Commercial mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	659,459	6.48	659,459	6.48
Asset-backed securities	—	—	—	—	—	—	—	—	416,054	3.39	416,054	3.39
Corporate bonds	—	—	50,456	6.96	7,486	4.31	—	—	—	—	57,942	6.59
Equity securities	—	—	—	—	—	—	—	—	20,314	—	20,314	—
Total	$488	2.45%	$85,861	5.36%	$45,795	2.01%	$880,069	2.20%	$5,134,931	3.69%	$6,147,144	3.48%

The table below presents the contractual maturities for the debt securities classified as held to maturity at December 31, 2022, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$1,233	3.80%	$70,253	4.97%	$129,072	4.54%	$628,845	4.65%	$829,403	4.66%
Total	$1,233	3.80%	$70,253	4.97%	$129,072	4.54%	$628,845	4.65%	$829,403	4.66%

The unrealized losses on HTLF's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because we have the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2022. See Note 3, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

DEPOSITS

Total deposits were $17.51 billion as of December 31, 2022, compared to $16.42 billion as of December 31, 2021, an increase of $1.10 billion or 7%. At December 31, 2022, HTLF had wholesale deposits totaling $2.06 billion, of which $1.09 billion was included in savings deposits and $965.7 million was included in time deposits.

The mix of total deposits remains favorable, with demand deposits representing 33% at December 31, 2022, and 40% at December 31, 2021. Savings deposits represented 57% at December 31, 2022, and 54% at December 31, 2021.

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

	For the Years Ended December 31,
	2022			2021			2020
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand deposits	$6,131,760	36.01%	—%	$6,230,851	39.74%	—%	$4,554,479	36.85%	—%
Savings	9,737,100	57.18	0.48	8,311,825	53.01	0.11	6,718,413	54.35	0.25
Time deposits	1,160,538	6.81	0.88	1,137,097	7.25	0.50	1,088,185	8.80	1.26
Total deposits	$17,029,398	100.00%		$15,679,773	100.00%		$12,361,077	100.00%

Total Average Deposits
•Total average deposits increased $1.35 billion or 9% during 2022 to $17.03 billion, which included an increase of $1.01 billion in wholesale deposits.
•Excluding wholesale deposits, 38% of our total average deposits were from our Midwestern Bank Markets, 39% were from our Southwestern Bank Markets, and 23% were from our Western Bank Markets in 2022.
•Total average deposits increased $3.32 billion or 27% during 2021 to $15.68 billion.

Average Demand Deposits
•Average demand deposits decreased $99.1 million or 2% to $6.13 billion during 2022.
•In 2022, 33% of our demand deposits were from our Midwestern Bank Markets, 40% were from our Southwestern Bank Markets, and 27% were from our Western Bank Markets.
•Average demand deposits increased $1.68 billion or 37% to $6.23 billion during 2021.

Average Savings Deposits
•Average savings deposits increased $1.43 billion or 17% to $9.74 billion during 2022, which included an increase of $847.3 million in average wholesale deposits.

•Excluding wholesale deposits, 41% of our savings deposits were from our Midwestern Bank Markets, 37% were from our Southwestern Bank Markets, and 22% were from our Western Bank Markets in 2022.
•Average savings deposits increased $1.59 billion or 24% to $8.31 billion during 2021.

Increases in deposit interest rates in 2022 encouraged customers to move deposit balances from non-interest bearing accounts to interest bearing accounts.

Average Time Deposits
•Average time deposits increased $23.4 million or 2% to $1.16 billion during 2022. Excluding average wholesale deposits of $163.3 million, average time deposits decreased $139.9 million or 12% during 2022.
•Excluding wholesale deposits, 30% of time deposits were from our Midwestern Bank Markets, 51% from our Southwestern Bank Markets, and 19% were from our Western Bank Markets.
•Average time deposits increased $48.9 million or 4% to $1.14 billion during 2021.

Average brokered time deposits as a percentage of total average deposits were less than 1% during 2021.

The following table sets forth the amount and maturities of time deposits of $100,000 or more at December 31, 2022, in thousands:

December 31, 2022
3 months or less	$627,597
Over 3 months through 6 months	446,247
Over 6 months through 12 months	231,459
Over 12 months	193,676
Total	$1,498,979

The following table sets for the amount and maturities of time deposits of $250,000 or more, at December 31, 2022, in thousands:

December 31, 2022
3 months or less	$566,739
Over 3 months through 6 months	402,067
Over 6 months through 12 months	177,834
Over 12 months	133,074
Total	$1,279,714

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of December 31, 2022 and 2021, in thousands:

	As of December 31,		% Change
	2022	2021	2022/2021
Retail repurchase agreements	$95,303	$122,996	(23)%
Advances from the FHLB	50,000	—	100
Advances from the federal discount window	224,000	—	100
Other short-term borrowings	6,814	8,601	(21)
Total	$376,117	$131,597	186%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All the Banks own FHLB stock in one of the Chicago, Dallas, Des Moines or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short- or long-term purposes under a variety of programs. As of December 31, 2022, the amount of short-term borrowings was $376.1 million compared to $131.6 million at year-end 2021, an increase of $244.5 million.

All the Banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase the bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are primarily local. The balances of retail repurchase agreements were $95.3 million at December 31, 2022, compared to $123.0 million at December 31, 2021, a decrease of $27.7 million or 23%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide short-term liquidity to HTLF. HTLF had no advances on this line during 2022 or 2021, and no balance was outstanding on this line at December 31, 2022, and December 31, 2021.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of unamortized discount and issuance costs, in thousands, as of December 31, 2022 and 2021:

	As of December 31,		% Change
	2022	2021	2022/2021
Advances from the FHLB	$740	$898	(18)%
Trust preferred securities	148,284	147,316	1
Contracts payable for purchase of real estate and other assets	82	1,593	(95)
Subordinated notes	222,647	222,265	—
Total	$371,753	$372,072	—%

Other borrowings include all debt arrangements HTLF and its subsidiaries have entered into with original maturities that extend beyond one year, as listed in the table above. As of December 31, 2022, the amount of other borrowings was $371.8 million, a decrease of $319,000 or less than 1% since December 31, 2021.

On September 8, 2021, HTLF issued $150.0 million aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"), which were issued at par with an underwriting discount of $1.9 million. The net proceeds of the 2021 subordinated notes totaled $147.6 million and were used for general corporate purposes. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term Secure Overnight Financing Rate ("SOFR") plus a spread of 210 basis points. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026.

In 2014, HTLF issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum payable semi-annually. The notes were sold to qualified institutional buyers, and the proceeds were used for general corporate purposes.

For regulatory purposes, $162.9 million of total subordinated notes qualified as Tier 2 capital as of December 31, 2022.

A schedule of HTLF's trust preferred offerings outstanding as of December 31, 2022, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/22	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	7.49%	03/17/2034	03/17/2023
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	5.41	04/07/2036	04/07/2023
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	6.25	09/15/2037	03/15/2023
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	6.24	09/01/2037	03/01/2023
Morrill Statutory Trust I	9,370	12/19/2002	3.25% over LIBOR	7.97	12/26/2032	03/26/2023
Morrill Statutory Trust II	9,087	12/17/2003	2.85% over LIBOR	7.59	12/17/2033	03/17/2023
Sheboygan Statutory Trust I	6,790	09/17/2003	2.95% over LIBOR	7.69	09/17/2033	03/17/2023
CBNM Capital Trust I	4,558	09/10/2004	3.25% over LIBOR	8.02	12/15/2034	03/15/2023
Citywide Capital Trust III	6,605	12/19/2003	2.80% over LIBOR	7.22	12/19/2033	04/23/2023
Citywide Capital Trust IV	4,468	09/30/2004	2.20% over LIBOR	6.89	09/30/2034	05/23/2023
Citywide Capital Trust V	12,424	05/31/2006	1.54% over LIBOR	6.31	07/25/2036	03/15/2023
OCGI Statutory Trust III	3,020	06/27/2002	3.65% over LIBOR	8.48	09/30/2032	03/30/2023
OCGI Capital Trust IV	5,511	09/23/2004	2.50% over LIBOR	7.27	12/15/2034	03/15/2023
BVBC Capital Trust II	7,319	04/10/2003	3.25% over LIBOR	7.69	04/24/2033	04/24/2023
BVBC Capital Trust III	9,582	07/29/2005	1.60% over LIBOR	6.35	09/30/2035	03/30/2023
Total trust preferred offerings	148,324
Less: deferred issuance costs	(40)
	$148,284

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2022	14.76%	11.81%	11.07%	9.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,937,128	$14,937,128	$14,937,128	N/A
Average assets	N/A	N/A	N/A	$19,322,778

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872

December 31, 2020	14.71%	11.85%	10.92%	9.02%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50	8.50	7.00	N/A
Risk-weighted assets	$11,819,037	$11,819,037	$11,819,037	N/A
Average assets	N/A	N/A	N/A	$15,531,884

At December 31, 2022, retained earnings that could be available for the payment of dividends to meet the most restrictive minimum capital requirements totaled $702.2 million. Retained earnings that could be available for the payment of dividends to HTLF from its Banks totaled approximately $403.9 million at December 31, 2022, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

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

Common stockholders' equity was $1.62 billion at December 31, 2022, compared to $2.07 billion at year-end 2021. Book value per common share was $38.25 at December 31, 2022, compared to $49.00 at year-end 2021. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected unrealized losses of $619.2 million and $4.4 million at December 31, 2022, and December 31, 2021, respectively.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents material fixed and determinable contractual obligations as of December 31, 2022, in thousands. Further discussion of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
Obligation	Note Reference	One Year or Less	More than One Year	Total
Demand deposits	8	$5,701,340	$—	$5,701,340
Savings deposits	8	9,994,391	—	9,994,391
Time deposits	8	1,531,996	285,282	1,817,278
Repurchase agreements	9	95,303	—	95,303
Advances from the FHLB	9	50,000	—	50,000
Advances from the federal discount window	9	224,000	—	224,000
Other borrowings	10	82	371,671	371,753
Total		$17,597,112	$656,953	$18,254,065

We also enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, and are described in Note 14, "Commitments," to the consolidated financial statements for additional information on these commitments. As of December 31, 2022, and December 31, 2021, commitments to extend credit aggregated $4.73 billion and $3.83 billion, and standby letters of credit aggregated $55.1 million and $51.4 million, respectively.

At December 31, 2022, and December 31, 2021, HTLF's Banks had $682.9 million and $753.3 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

We continue to explore opportunities to expand the size of our banking footprint by opportunistically augmenting organic growth by focusing on acquisition targets that complement or supplement our current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets, as well as acquisitions of fee income businesses that complement and build on our existing businesses or further meet the needs of our customers. Future expenditures relating to expansion efforts cannot be estimated at this time.

We enter into mortgage banking derivatives, which are classified as free standing derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. We enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future interest rate changes on the commitments to fund the loans as well as on the residential mortgage loans available for sale. We enter into risk participation agreements for credit protection should borrowers fail to perform on their interest rate derivative contracts. See Note 11, "Derivative Financial Instruments," to the consolidated financial statements for additional information on our derivative financial instruments.

Refer to "Liquidity" in Item 7 of this Annual Report on Form 10-K for further discussion regarding our cash flow and funding sources.

LIQUIDITY

Liquidity refers to our ability to maintain a cash flow that is adequate to meet maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund operations and to provide for customers’ credit needs. The liquidity of HTLF principally depends on cash flows from operating activities, investment in and maturity of assets, changes in deposit balances, maturity of time deposits and borrowings and its ability to borrow funds in the money or capital markets.

At December 31, 2022, HTLF had $363.1 million of cash and cash equivalents, time deposits in other financial institutions of $1.7 million and securities carried at fair value of $6.15 billion. Management expects the securities portfolio to produce cash flows exceeding $1 billion over the next twelve months.

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

Additional funding is provided by long-term debt and short-term borrowings. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank. As of December 31, 2022, HTLF had $376.1 million of short-term borrowings outstanding.

As of December 31, 2022, HTLF had $371.8 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure. Additionally, the Banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs, and at December 31, 2022, HTLF had $581.2 million of borrowing capacity under these programs. Additionally, at December 31, 2022, HTLF had $501.6 million of borrowing capacity at the Federal Reserve Banks' discount window.

HTLF is focused on loan growth and strives to fund the loan growth with the least expensive source of deposits, sales of securities or borrowings. Management believes it is unlikely HTLF would be required to sell securities at a loss for such funding needs. The securities portfolio is expected to produce cash flows exceeding $1 billion over the next twelve months, which could be used to fund loan growth. Additionally, growing deposits will continue to be a focus. HTLF offers the Insured Cash Sweep ("ICS") product accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

On a consolidated basis, HTLF maintains a large balance of short-term securities that, when combined with cash from operations, HTLF believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities issuances, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its Banks and the issuance of debt and equity securities.

As of December 31, 2022, the parent company had cash of $307.0 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was most recently on June 14, 2022. HTLF's revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at December 31, 2022. This credit agreement contains specific financial covenants, all of which HTLF complied with as of December 31, 2022.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios in the HTLF Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized totaled approximately $403.9 million as of December 31, 2022.

HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement expires in August 2025.

Management believes that cash on hand, cash flows from operations and cash availability under existing borrowing programs and facilities will be sufficient to meeting any recurring and additional operating cash needs in 2023.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of HTLF's Banks and, on a consolidated basis, by HTLF's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for HTLF and each of its Banks. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on HTLF's interest rate risk profile and net interest income.
The core interest rate risk analysis utilized by HTLF examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year 1) and a rate shock (year 2 and beyond) could have on HTLF's net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material and significant transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. The simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at December 31, 2022, and 2021, provided the results below, in thousands.

	2022		2021
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$660,369	(0.82)%	$506,362	(2.54)%
Base	665,837		519,573
Up 200 Basis Points	668,093	0.34%	549,027	5.67%
Year 2
Down 100 Basis Points	680,644	2.22%	466,779	(10.16)%
Base	706,450	6.10%	503,949	(3.01)%
Up 200 Basis Points	720,307	8.18%	565,414	8.82%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2022	2021
ASSETS
Cash and due from banks	2	$309,045	$163,895
Interest bearing deposits with other banks and other short-term investments		54,042	271,704
Cash and cash equivalents		363,087	435,599
Time deposits in other financial institutions		1,740	2,894
Securities:
Carried at fair value (cost of $6,788,729 at December 31, 2022, and cost of $7,536,338 at December 31, 2021)	3	6,147,144	7,530,374
Held to maturity, net of allowance for credit losses of $0 at both December 31, 2022, and December 31, 2021 (fair value of $776,557 at December 31, 2022, and $94,139 at December 31, 2021)	3	829,403	84,709
Other investments, at cost	3	74,567	82,567
Loans held for sale		5,277	21,640
Loans receivable:	4
Held to maturity		11,428,352	9,954,572
Allowance for credit losses	4, 5	(109,483)	(110,088)
Loans receivable, net		11,318,869	9,844,484
Premises, furniture and equipment, net	6	190,479	204,999
Premises, furniture and equipment held for sale		6,851	10,828
Other real estate, net		8,401	1,927
Goodwill	7	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	7	25,154	32,988
Servicing rights, net	7	7,840	6,890
Cash surrender value on life insurance		193,403	191,722
Other assets		496,008	246,923
TOTAL ASSETS		$20,244,228	$19,274,549
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	8
Demand		$5,701,340	$6,495,326
Savings		9,994,391	8,897,909
Time		1,817,278	1,024,020
Total deposits		17,513,009	16,417,255
Short-term borrowings	9	376,117	131,597
Other borrowings	10	371,753	372,072
Accrued expenses and other liabilities		248,294	171,447
TOTAL LIABILITIES		18,509,173	17,092,371
STOCKHOLDERS' EQUITY:	15, 16, 17
Preferred stock (par value $1 per share; authorized 6,104 shares; none issued or outstanding at both December 31, 2022, and December 31, 2021)		—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both December 31, 2022, and December 31, 2021)		—	—
Series B Fixed-Rate Reset Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2022, and December 31, 2021, none issued or outstanding at both December 31, 2022, and December 31, 2021)		—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both December 31, 2022, and December 31, 2021, none issued or outstanding at both December 31, 2022, and December 31, 2021)		—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both December 31, 2022, and December 31, 2021; none issued or outstanding at December 31, 2022, and December 31, 2021)		—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both December 31, 2022, and December 31, 2021; 11,500 shares issued and outstanding at both December 31, 2022, and December 31, 2021)		110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both December 31, 2022 and December 31, 2021; issued 42,467,394 shares at December 31, 2022, and 42,275,264 shares at December 31, 2021)		42,467	42,275
Capital surplus		1,080,964	1,071,956
Retained earnings		1,120,925	962,994
Accumulated other comprehensive loss		(620,006)	(5,752)
TOTAL STOCKHOLDERS' EQUITY		1,735,055	2,182,178
TOTAL LIABILITIES AND EQUITY		$20,244,228	$19,274,549

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2022	2021	2020
INTEREST INCOME:
Interest and fees on loans	4	$477,970	$444,137	$424,941
Interest on securities:
Taxable		169,544	125,010	98,263
Nontaxable		24,006	19,268	12,484
Interest on federal funds sold		11	1	—
Interest on interest bearing deposits in other financial institutions		3,125	344	924
TOTAL INTEREST INCOME		674,656	588,760	536,612
INTEREST EXPENSE:
Interest on deposits	8	56,880	14,797	30,287
Interest on short-term borrowings		2,717	471	610
Interest on other borrowings (includes $246, $1,601, and $(1,820) of interest expense (benefit) related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020, respectively)	10, 11	16,823	12,932	13,986
TOTAL INTEREST EXPENSE		76,420	28,200	44,883
NET INTEREST INCOME		598,236	560,560	491,729
Provision (benefit) for credit losses	4, 5	15,370	(17,575)	67,066
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES		582,866	578,135	424,663
NONINTEREST INCOME:
Service charges and fees	20	68,031	59,703	47,467
Loan servicing income	7	2,741	3,276	2,977
Trust fees	20	22,570	24,417	20,862
Brokerage and insurance commissions	20	2,986	3,546	2,756
Securities (losses) gains, net (includes $(1,892), $5,910, and $7,592 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020, respectively)	3	(425)	5,910	7,793
Unrealized (loss) gain on equity securities, net	3	(622)	58	640
Net gains on sale of loans held for sale		9,032	20,605	28,515
Valuation adjustment on servicing rights	7	1,658	1,088	(1,778)
Income on bank owned life insurance		2,341	3,762	3,554
Other noninterest income		19,952	6,570	7,505
TOTAL NONINTEREST INCOME		128,264	128,935	120,291
NONINTEREST EXPENSES:
Salaries and employee benefits	13, 15	254,478	240,114	202,668
Occupancy	22	28,155	29,965	26,554
Furniture and equipment	6	12,499	13,323	12,514
Professional fees		65,606	64,600	54,068
Advertising		6,221	7,257	5,235
Core deposit intangibles and customer relationship intangibles amortization	7	7,834	9,395	10,670
Other real estate and loan collection expenses		950	990	1,340
(Gain) loss on sales/valuations of assets, net		(1,047)	588	5,101
Acquisition, integration and restructuring costs		7,586	5,331	5,381
Partnership investment in tax credit projects		5,040	6,303	3,801
Other noninterest expenses		56,055	53,946	43,631
TOTAL NONINTEREST EXPENSES		443,377	431,812	370,963
INCOME BEFORE INCOME TAXES		267,753	275,258	173,991
Income taxes (includes $(355), $1,896, and $2,376 of income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021, and 2020, respectively)	12	55,573	55,335	36,053
NET INCOME		212,180	219,923	137,938
Preferred dividends		(8,050)	(8,050)	(4,451)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$204,130	$211,873	$133,487
EARNINGS PER COMMON SHARE - BASIC	1	$4.80	$5.01	$3.58
EARNINGS PER COMMON SHARE - DILUTED	1	$4.79	$5.00	$3.57
CASH DIVIDENDS DECLARED PER COMMON SHARE		$1.09	$0.96	$0.80

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2022	2021	2020
NET INCOME	$212,180	$219,923	$137,938
OTHER COMPREHENSIVE INCOME (LOSS)
Change in available for sale securities:
Net change in unrealized gain (loss) on securities	(637,513)	(103,807)	109,972
Reclassification adjustment for net (gains) losses realized in net income	1,892	(5,910)	(7,592)
Income taxes	158,049	28,573	(26,578)
Other comprehensive income (loss) on available for sale securities	(477,572)	(81,144)	75,802
Change in securities held to maturity
Adjustment for securities transferred from available for sale	(186,286)	—	—
Net amortization of unrealized losses on securities transferred from available for sale	3,842	—	—
Income taxes	45,174	—	—
Other comprehensive loss on held to maturity securities	(137,270)	—	—
Change in cash flow hedges
Net change in unrealized gain (loss) on derivatives	500	5,037	(904)
Reclassification adjustment for net (gains) losses on derivatives realized in net income	246	(1,601)	(1,820)
Income taxes	(158)	(763)	567
Other comprehensive income (loss) on cash flow hedges	588	2,673	(2,157)
Other comprehensive income (loss)	(614,254)	(78,471)	73,645
TOTAL COMPREHENSIVE INCOME (LOSS)	$(402,074)	$141,452	$211,583

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2020	$—	$36,704	$839,857	$702,502	$(926)	$1,578,137
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020				(14,891)		(14,891)
Adjusted balance on January 1, 2020	—	36,704	839,857	687,611	(926)	1,563,246
Comprehensive income (loss)				137,938	73,645	211,583
Cash dividends declared:
Series C Preferred, 2.50 per share						—
Preferred $386.94 per share				(4,451)		(4,451)
Common, $0.80 per share				(29,468)		(29,468)
Issuance of 11,500 shares of Series E preferred stock	110,705					110,705
Issuance of 5,389,584 shares of common stock		5,390	214,816			220,206
Stock based compensation			7,410			7,410
Balance at December 31, 2020	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231

Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				219,923	(78,471)	141,452
Cash dividends declared:
Series C Preferred, 2.50 per share						—
Preferred, $700.00 per share				(8,050)		(8,050)
Common, $0.96 per share				(40,509)		(40,509)
Issuance of 181,402 shares of common stock		181	1,130			1,311
Stock based compensation			8,743			8,743
Balance at December 31, 2021	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				212,180	(614,254)	(402,074)
Cash dividends declared:
Preferred, $700.00 per share				(8,050)		(8,050)
Common, $1.09 per share				(46,199)		(46,199)
Issuance of 192,130 shares of common stock		192	846			1,038
Stock based compensation			8,162			8,162
Balance at December 31, 2022	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212,180	$219,923	$137,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,479	26,894	27,289
Provision (benefit) for credit losses	15,370	(17,575)	67,066
Net amortization of premium on securities	59,454	52,145	16,042
Provision for deferred taxes	(3,887)	11,543	(10,910)
Securities losses (gains), net	425	(5,910)	(7,793)
Unrealized loss (gain) on equity securities, net	622	(58)	(640)
Stock based compensation	8,162	8,743	7,410
Loss on sales/valuations of assets, net	1,998	2,222	5,101
Loans originated for sale	(284,324)	(466,071)	(621,507)
Proceeds on sales of loans held for sale	308,294	521,463	615,439
Net gains on sales of loans held for sale	(7,607)	(19,083)	(25,133)
Increase in accrued interest receivable	(17,530)	(1,590)	(9,971)
Increase in prepaid expenses	(1,580)	(1,102)	(3,504)
Increase (decrease) in accrued interest payable	3,737	(497)	(2,915)
Capitalization of servicing rights	(1,425)	(1,522)	(3,484)
Valuation adjustment on servicing rights	(1,658)	(1,088)	1,778
Net excess tax (expense) benefit from stock based compensation	131	312	(93)
Other, net	71,167	(2,712)	(1,745)
NET CASH PROVIDED BY OPERATING ACTIVITIES	388,008	326,037	190,368
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	(10)	—
Proceeds from the sale of securities available for sale	1,048,525	1,475,598	1,097,378
Proceeds from the sale of securities held to maturity	2,337	—	1,056
Proceeds from the sale, maturity of and principal paydowns on other investments	22,359	4,858	8,506
Proceeds from the maturity of and principal paydowns on securities available for sale	903,514	1,059,292	567,884
Proceeds from the maturity of and principal paydowns on securities held to maturity	6,082	5,659	3,458
Proceeds from the maturity of time deposits in other financial institutions	1,154	245	585
Purchase of securities available for sale	(2,226,881)	(4,094,661)	(4,119,814)
Purchase of other investments	(12,992)	(12,172)	(49,228)
Net (increase) decrease in loans	(1,506,338)	50,437	(444,146)
Purchase of bank owned life insurance policies	(283)	(288)	(292)
Proceeds from bank owned life insurance policies	966	—	606
Capital expenditures and investments	(14,804)	(17,203)	(18,542)
Net cash and cash equivalents received in acquisitions	—	—	641,315
Net cash expended in divestitures	(50,616)	(15,682)	—
Proceeds from sale of premises, furniture and equipment	10,872	10,489	5,895
Proceeds on sale of OREO and other repossessed assets	3,062	8,338	3,913
NET CASH USED BY INVESTING ACTIVITIES	(1,813,043)	(1,525,100)	(2,301,426)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	(206,366)	813,600	1,367,903
Net increase in savings accounts	566,033	893,569	735,968
Net increase (decrease) in time deposit accounts	799,938	(242,321)	(254,540)
Net increase (decrease) in short-term borrowings	194,520	(36,275)	40,137
Proceeds from short term FHLB advances	286,000	141,700	516,545
Repayments of short term FHLB advances	(236,000)	(141,700)	(597,742)
Proceeds from other borrowings	—	147,614	314,397
Repayments of other borrowings	(228)	(233,794)	(134,244)
Proceeds from issuance of preferred stock	—	—	110,705
Proceeds from issuance of common stock	2,875	2,925	3,004
Dividends paid	(54,249)	(48,559)	(31,906)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,352,523	1,296,759	2,070,227
Net increase (decrease) in cash and cash equivalents	(72,512)	97,696	(40,831)
Cash and cash equivalents at beginning of year	435,599	337,903	378,734
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363,087	$435,599	$337,903
Supplemental disclosures:
Cash paid for income/franchise taxes	$37,782	$49,914	$33,402
Cash paid for interest	72,683	28,703	47,798
Loans transferred to OREO	9,423	2,807	3,511
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	396	855
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	5,188	12,662	8,134
Securities transferred from available for sale to held to maturity	934,538	—	462
Dividends declared, not paid	2,013	2,013	2,013
Stock consideration granted for acquisitions	—	—	217,202

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("HTLF") is a bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of HTLF, which are provided through its subsidiaries, are FDIC-insured deposit accounts and related services, and loans to businesses and consumers. The loans consist primarily of commercial and industrial, owner-occupied commercial real estate, non-owner occupied commercial real estate, real estate construction, agricultural and agricultural real estate, residential real estate and consumer loans.

Principles of Presentation - The consolidated financial statements include the accounts of HTLF and its subsidiaries: HTLF Bank; Dubuque Bank and Trust Company; Wisconsin Bank & Trust; New Mexico Bank & Trust; Rocky Mountain Bank; Bank of Blue Valley; First Bank & Trust; Citizens Finance Parent Co.; DB&T Insurance, Inc.; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Citizens Finance Co.; Citizens Finance of Illinois Co.; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II, and BVBC Capital Trust III. All HTLF’s subsidiaries are wholly-owned as of December 31, 2022.

The following charters were consolidated into HTLF Bank in 2022 and now operate as divisions of HTLF Bank:
•Illinois Bank & Trust
•Arizona Bank & Trust
•Citywide Banks
•Minnesota Bank & Trust
•Premier Valley Bank

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

Trading Securities - Trading securities represent those securities HTLF intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. HTLF had no trading securities at both December 31, 2022 and 2021.

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

Equity securities include Community Reinvestment Act mutual funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. HTLF has not recorded any impairment or other adjustments to the carrying amount of these investments during the years ended December 31, 2022, and December 31, 2021.

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

The decline in fair value of an AFS debt security due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and HTLF does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis. HTLF had no allowance for credit losses on AFS debt securities recorded at December 31, 2022, and December 31, 2021.

Securities Held to Maturity - Securities which HTLF has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security.

Allowance for Credit Losses on Held to Maturity Debt Securities - HTLF measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information that is adjusted for current conditions and supportable forecasts. HTLF's held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions. The forecast and forecast period used in the calculation of the allowance for credit losses for loans is used in calculating the allowance for credit losses on held to maturity debt securities. HTLF had no allowance for credit losses on held to maturity debt securities recorded at both December 31, 2022, and December 31, 2021.

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

Acquired Loans - HTLF has acquired loans through acquisitions, some of which have experienced more than insignificant deterioration in credit quality since origination and are classified as purchased with credit deterioration ("PCD") loans. HTLF considers the following criteria in determining PCD loans:
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

Allowance for Credit Losses for Loans - The allowance for credit losses is a valuation account that is deducted from the loans held to maturity amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the loan balance is deemed to be uncollectible. Provisions for credit losses for loans and recoveries on loans previously charged-off by HTLF are added back to the allowance.

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

Quantitative Factors
The quantitative component of the allowance for credit losses is measured using historical loss experience using a look back period, currently over the most recent 14 years, on a pool basis for loans with similar risk characteristics. HTLF utilizes third-party software to calculate the expected credit losses using two separate methodologies. For certain commercial and agricultural loans, the expected credit losses are calculated through a transition matrix model derived probability of default and loss given default methodology. The transition matrix model determines the life of loan probability of default using the historical transitions of loans between risk ratings and through default. The probability of default and loss given default methodology has been developed using HTLF’s historical loss experience over the look back period. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back period.

The risks in the commercial and industrial loan portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans are dependent upon the cash flow of the borrowers and the collateral value of the real estate. Non-owner occupied commercial real estate loans are typically dependent, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment is reliant on the successful and timely completion and sale of the project. Agricultural and agricultural real estate loans are dependent upon the profitable operation or management of the farm property securing the loan. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. Residential real estate loans are dependent upon the borrower's ability to repay the loan and the underlying collateral value. Consumer loans are dependent upon the borrower's personal financial circumstances and continued financial stability.

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. A loan is collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The impairment will be recognized by creating a specific reserve against the loan with a corresponding charge to provision expense. In most cases, the specific reserve will be charged off in the same quarter the loss is probable. In some cases, when HTLF believes certain loans do not share the same risk characteristics with other loans in the pool, the standard allows for these loans to be individually assessed. All individually assessed loan calculations are completed at least semi-annually.

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

HTLF utilizes the following qualitative factors:
•changes in lending policies and procedures
•changes in the nature of loans
•experience and ability of management

•changes in the credit quality of the loan portfolio
•risk in acquired portfolios
•concentrations of credit

The qualitative factors for changes in lending policies and procedures, management and acquired portfolios are weighted as one factor. The other qualitative factors noted above are equally weighted as individual factors.

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

HTLF uses Moody's baseline economic forecast scenario, which is updated quarterly in HTLF's methodology, and considers other Moody's forecast scenarios to support the economic forecast component of the allowance for credit losses. The economic forecast reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. HTLF utilized a one-year reasonable and supportable forecast period for the calculation of the December 31, 2022, and December 31, 2021, allowance for credit losses.

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

During 2020, TDR treatments were updated due to COVID-19 and the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") regulation. Under the CARES Act, banking institutions were not required to classify modifications as TDRs if the following three conditions are met: 1) the deferral was related to COVID-19, 2) executed on a loan that was not more than 30 days past due as of December 31, 2019, and 3) executed between March 1, 2020 and the later of December 31, 2020 or the last day of the Declaration of National Emergency. HTLF adopted the CARES Act rule for TDR classification and enhanced its procedures for deferral monitoring. The National Emergency Declaration was in effect during 2021, and therefore, HTLF followed the CARES Act rule for TDR classification during the year ended December 31, 2021. The provisions of the CARES Act expired on January 1, 2022, and any new troubled debt restructured loan modifications are evaluated in accordance with generally accepted accounting principles.

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

At December 31, 2022 and 2021, loans held for sale primarily consisted of 1-4 family residential mortgages.

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

Mortgage Servicing and Transfers of Financial Assets - HTLF regularly sells residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. HTLF generally retains the right to service the sold loans for a fee. HTLF's First Bank and Trust subsidiary serviced mortgage loans primarily for government sponsored entities with aggregate unpaid principal balance of $725.9 million and $723.3 million, at December 31, 2022 and 2021, respectively.

Premises, Furniture and Equipment, net - Premises, furniture and equipment are stated at cost less accumulated depreciation. The provision for depreciation of premises, furniture and equipment is determined by straight-line and accelerated methods over the estimated useful lives of 18 to 39 years for buildings, 15 years for land improvements and 3 to 7 years for furniture and equipment.

Premises, Furniture and Equipment Held for Sale - Premises, furniture and equipment are stated at the estimated fair value less disposal costs. Subsequent write-downs and gains or losses on the sales are recorded to gain (loss) on sales/valuation of assets, net.

Other Real Estate - Other real estate represents property acquired through foreclosures and settlements of loans. Property acquired is recorded at the estimated fair value of the property less disposal costs. The excess of carrying value over fair value less disposal costs is charged against the allowance for credit losses. Subsequent write downs estimated on the basis of later valuations and gains or losses on sales are charged to gain (loss) on sales/valuation of assets, net. Expenses incurred in maintaining such properties are charged to other real estate and loan collection expenses.

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

Core Deposit Intangibles and Customer Relationship Intangibles, Net - Core deposit intangibles are amortized over 8 to 18 years on an accelerated basis. Customer relationship intangibles were amortized over 22 years on an accelerated basis. Annually, HTLF reviews these intangible assets for events or circumstances that may indicate a change in the recoverability of the underlying basis.

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

The carrying values of these rights are reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including loan type and loan term. As of December 31, 2022, no valuation allowance was required on HTLF's mortgage servicing rights with an original term of 15 years, and no valuation allowance was required on HTLF's mortgage servicing rights with an original term of 30 years. At December 31, 2021, a valuation allowance of $327,000 was required on HTLF's mortgage servicing rights with an original term of 15 years, and a valuation allowance of $1.3 million was required on HTLF's mortgage servicing rights with an original term of 30 years.

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

HTLF has cash flow hedges at December 31, 2022. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. HTLF assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

HTLF has fair value hedging relationships at December 31, 2022. HTLF uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. HTLF uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis.

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

Fair Value Measurements - Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts HTLF could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. HTLF's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Below is a brief description of each fair value level:

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

Segment Reporting - Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), which is the Chief Executive Officer of HTLF, in deciding how to allocate resources and assess the financial and operating performance of HTLF. HTLF’s operating segments provide, and primarily derive revenue, through full service commercial and consumer banking. HTLF has determined that the economic characteristics, operating models, performance metrics, suite of products and services, customer base, and regulatory requirements are similar for its operating segments and has therefore aggregated them into one reportable segment.

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to capital surplus. HTLF had no treasury stock at December 31, 2022 and December 31, 2021.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets because such items are not assets of the HTLF Banks.

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, are shown in the table below, dollars and number of shares in thousands, except per share data:

	2022	2021	2020
Net income attributable to HTLF	$212,180	$219,923	$137,938
Preferred dividends	(8,050)	(8,050)	(4,451)
Net income available to common stockholders	$204,130	$211,873	$133,487
Weighted average common shares outstanding for basic earnings per share	42,496	42,260	37,269
Assumed incremental common shares issued upon vesting of restricted stock units	135	151	88
Weighted average common shares for diluted earnings per share	42,631	42,411	37,357
Earnings per common share — basic	$4.80	$5.01	$3.58
Earnings per common share — diluted	$4.79	$5.00	$3.57
Number of antidilutive stock units excluded from diluted earnings per share computation	5	1	—
Number of antidilutive stock options excluded from diluted earnings per share computation	5	—	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

Effect of New Financial Accounting Standards

ASU 2018-16
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting." In the United States, eligible benchmark interest rates under Topic 815 are interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") swap rate, and the Overnight Index Swap ("OIS") Rate based on the Fed Funds Effective Rate. When the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in August 2017, it introduced the Securities Industry and Financial Markets Association ("SIFMA") Municipal Swap Rate as the fourth permissible U.S. benchmark rate. ASU 2018-16 adds the OIS rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. ASU 2018-16 became effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the financial statement impact immediately upon adoption was immaterial. The future financial statement impact will depend on any new contracts entered into using new benchmark rates, as well as any existing contracts that are migrated from LIBOR to new benchmark interest rates. HTLF has a formal working group responsible for the planning, assessment and execution of the transition from LIBOR to SOFR. HTLF ceased using LIBOR as a reference rate for new contracts effective December 31, 2021. Currently, HTLF has identified borrowings, adjustable-rate loans, and derivative instruments which reference LIBOR-based tenors maturing beyond the LIBOR replacement date.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform," which provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For loan and lease agreements that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate, and the modifications would be considered "minor" with the result that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement, with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020, through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the ASC, ASU 2020-04 must be applied prospectively for all eligible contract modifications for that Topic or

Industry Subtopic. ASU 2020-04 simplified any modifications executed between the selected start date and December 31, 2022 that were directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract that would result in writing off unamortized fees/costs.

ASU 2022-02
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." These amendments eliminate the troubled debt restructurings ("TDR") recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross charge-offs by year of origination for loans receivable within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. HTLF adopted this ASU on January 1, 2023, as required, and the adoption did not have a material impact on its results of operations, financial position or liquidity.

TWO
CASH AND DUE FROM BANKS

The HTLF Banks are required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. On March 15, 2020, the Federal Reserve temporarily suspended the reserve requirement due to the COVID-19 pandemic, and as a result, there was no reserve requirement at both December 31, 2022, and December 31, 2021.

THREE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
U.S. treasuries	$32,369	$8	$(678)	$31,699
U.S. agencies	49,437	—	(6,302)	43,135
Obligations of states and political subdivisions	1,049,578	14	(170,155)	879,437
Mortgage-backed securities - agency	2,042,092	56	(270,043)	1,772,105
Mortgage-backed securities - non-agency	2,327,308	1,417	(146,849)	2,181,876
Commercial mortgage-backed securities - agency	100,518	—	(15,395)	85,123
Commercial mortgage-backed securities - non-agency	679,511	—	(20,052)	659,459
Asset-backed securities	428,397	—	(12,343)	416,054
Corporate bonds	59,205	—	(1,263)	57,942
Total debt securities	6,768,415	1,495	(643,080)	6,126,830
Equity securities with a readily determinable fair value	20,314	—	—	20,314
Total	$6,788,729	$1,495	$(643,080)	$6,147,144
December 31, 2021
U.S. treasuries	$997	$11	$—	$1,008
U.S. agencies	193,932	264	(812)	193,384
Obligations of states and political subdivisions	2,045,386	56,263	(16,616)	2,085,033
Mortgage-backed securities - agency	2,388,601	11,870	(51,182)	2,349,289
Mortgage-backed securities - non-agency	1,749,838	4,570	(11,029)	1,743,379
Commercial mortgage-backed securities - agency	125,397	1,429	(2,914)	123,912
Commercial mortgage-backed securities - non-agency	600,253	998	(363)	600,888
Asset-backed securities	408,167	2,803	(1,317)	409,653
Corporate bonds	2,979	61	—	3,040
Total debt securities	7,515,550	78,269	(84,233)	7,509,586
Equity securities	20,788	—	—	20,788
Total	$7,536,338	$78,269	$(84,233)	$7,530,374

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2022, and December 31, 2021, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2022
Obligations of states and political subdivisions	$829,403	$3,096	$(55,942)	$776,557	$—
Total	$829,403	$3,096	$(55,942)	$776,557	$—
December 31, 2021
Obligations of states and political subdivisions	$84,709	$9,430	$—	$94,139	$—
Total	$84,709	$9,430	$—	$94,139	$—

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

As of December 31, 2022, HTLF had $33.0 million compared to $29.4 million at December 31, 2021, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2022, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$490	$488
Due in 1 to 5 years	87,069	85,861
Due in 5 to 10 years	53,649	45,795
Due after 10 years	1,049,381	880,069
Total debt securities	1,190,589	1,012,213
Mortgage and asset-backed securities	5,577,826	5,114,617
Equity securities with a readily determinable fair value	20,314	20,314
Total investment securities	$6,788,729	$6,147,144

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2022, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2022
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,233	$1,236
Due in 1 to 5 years	70,253	69,799
Due in 5 to 10 years	129,072	126,177
Due after 10 years	628,845	579,345
Total investment securities	$829,403	$776,557

As of December 31, 2022, securities with a carrying value of $1.49 billion compared to $1.66 billion at December 31, 2021, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2022, 2021 and 2020 are summarized as follows, in thousands:

	For the Years Ended December 31,
	2022	2021	2020
Proceeds from sales	$1,048,525	$1,475,598	$1,097,378
Gross security gains	7,299	11,892	13,208
Gross security losses	9,191	5,982	5,616

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in HTLF's securities portfolio as of December 31, 2022, and December 31, 2021. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2022, and December 31, 2021, respectively. For securities transferred to held to maturity during the third quarter of 2022, the reference point was the date of transfer.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2022
U.S. treasuries	$28,699	$(678)	4	$—	$—	—	$28,699	$(678)	4
U.S. agencies	$16,487	$(222)	5	$26,648	$(6,080)	2	$43,135	$(6,302)	7
Obligations of states and political subdivisions	288,457	(28,378)	69	589,641	(141,777)	113	878,098	(170,155)	182
Mortgage-backed securities - agency	241,288	(21,420)	99	1,528,951	(248,623)	126	1,770,239	(270,043)	225
Mortgage-backed securities - non-agency	950,054	(70,213)	25	693,531	(76,636)	25	1,643,585	(146,849)	50
Commercial mortgage-backed securities - agency	27,732	(2,291)	12	57,392	(13,104)	7	85,124	(15,395)	19
Commercial mortgage-backed securities - non-agency	530,541	(16,830)	15	84,619	(3,222)	4	615,160	(20,052)	19
Asset-backed securities	118,613	(6,107)	7	56,621	(6,236)	6	175,234	(12,343)	13
Corporate bonds	57,544	(1,257)	7	398	(6)	1	57,942	(1,263)	8
Total temporarily impaired securities	$2,259,415	$(147,396)	243	$3,037,801	$(495,684)	284	$5,297,216	$(643,080)	527
December 31, 2021
U.S. agencies	$100,839	$(812)	2	$—	$—	—	$100,839	$(812)	2
Obligations of states and political subdivisions	596,866	(10,115)	113	236,329	(6,501)	49	833,195	(16,616)	162
Mortgage-backed securities - agency	1,383,808	(33,291)	83	474,724	(17,891)	19	1,858,532	(51,182)	102
Mortgage-backed securities - non-agency	929,515	(10,870)	27	23,821	(159)	5	953,336	(11,029)	32
Commercial mortgage-backed securities - agency	26,999	(689)	8	53,025	(2,225)	5	80,024	(2,914)	13
Commercial mortgage-backed securities - non-agency	74,450	(145)	3	14,124	(218)	2	88,574	(363)	5
Asset-backed securities	113,945	(1,201)	6	13,799	(116)	6	127,744	(1,317)	12
Total temporarily impaired securities	$3,226,422	$(57,123)	242	$815,822	$(27,110)	86	$4,042,244	$(84,233)	328

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2022
Obligations of states and political subdivisions	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155
Total temporarily impaired securities	$697,424	$(55,942)	155	$—	$—		$697,424	$(55,942)	155

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

The unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2022 and December 31, 2021.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2022 and December 31, 2021.

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

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of December 31, 2022 and December 31, 2021, which are updated quarterly and used to monitor the credit quality of the securities:

	December 31, 2022	December 31, 2021
Rating
AAA	$79,598	$3,265
AA, AA+, AA-	588,354	61,471
A+, A, A-	136,624	15,034
BBB	20,623	4,939
Not Rated	4,204	—
Total	$829,403	$84,709

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas and Topeka at an amortized cost of $12.3 million at December 31, 2022 and $22.6 million at December 31, 2021.

The HTLF Banks are required to maintain FHLB stock as members of the various FHLBs as required by these institutions. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2022, did not consider the investments to be other than temporarily impaired.

FOUR
LOANS

Loans as of December 31, 2022, and December 31, 2021, were as follows, in thousands:

	December 31, 2022	December 31, 2021
Loans receivable held to maturity:
Commercial and industrial	$3,464,414	$2,645,085
Paycheck Protection Program ("PPP")	11,025	199,883
Owner occupied commercial real estate	2,265,307	2,240,334
Non-owner occupied commercial real estate	2,330,940	2,010,591
Real estate construction	1,076,082	856,119
Agricultural and agricultural real estate	920,510	753,753
Residential real estate	853,361	829,283
Consumer	506,713	419,524
Total loans receivable held to maturity	11,428,352	9,954,572
Allowance for credit losses	(109,483)	(110,088)
Loans receivable, net	$11,318,869	$9,844,484

As of December 31, 2022, HTLF had $49.1 million compared to $35.3 million as of December 31, 2021, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at December 31, 2022, and December 31, 2021, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2022
Commercial and industrial	$6,670	$22,401	$29,071	$18,712	$3,445,702	$3,464,414
PPP	—	—	—	—	11,025	11,025
Owner occupied commercial real estate	376	13,572	13,948	7,932	2,257,375	2,265,307
Non-owner occupied commercial real estate	—	16,539	16,539	11,371	2,319,569	2,330,940
Real estate construction	—	29,998	29,998	1,518	1,074,564	1,076,082
Agricultural and agricultural real estate	63	2,571	2,634	3,851	916,659	920,510
Residential real estate	—	7,711	7,711	1,607	851,754	853,361
Consumer	—	9,582	9,582	—	506,713	506,713
Total	$7,109	$102,374	$109,483	$44,991	$11,383,361	$11,428,352

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total

December 31, 2021
Commercial and industrial	$4,562	$23,176	$27,738	$13,551	$2,631,534	$2,645,085
PPP	—	—	—	—	199,883	199,883
Owner occupied commercial real estate	105	19,109	19,214	8,552	2,231,782	2,240,334
Non-owner occupied commercial real estate	610	17,298	17,908	12,557	1,998,034	2,010,591
Real estate construction	—	22,538	22,538	—	856,119	856,119
Agricultural and agricultural real estate	2,369	2,844	5,213	13,773	739,980	753,753
Residential real estate	—	8,427	8,427	855	828,428	829,283
Consumer	—	9,050	9,050	—	419,524	419,524
Total	$7,646	$102,442	$110,088	$49,288	$9,905,284	$9,954,572

HTLF had $15.7 million of troubled debt restructured loans at December 31, 2022, of which $7.4 million were classified as nonaccrual and $8.3 million were accruing according to the restructured terms. HTLF had $10.4 million of troubled debt restructured loans at December 31, 2021, of which $9.5 million were classified as nonaccrual and $817,000 were accruing according to the restructured terms.

The following table provides information on troubled debt restructured loans that were modified during the years ended December 31, 2022, and December 31, 2021, in thousands. The provisions of the CARES Act, which modified troubled debt restructured loan classification, expired on January 1, 2022, and any new troubled debt restructured loan modifications are evaluated in accordance with generally accepted accounting principles.

	For the Years Ended
	December 31, 2022			December 31, 2021
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial and industrial	—	$—	$—	—	$—	$—
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	1	5,058	5,058	—	—	—
Non-owner occupied commercial real estate	—	—	—	2	7,580	7,580
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	1	1,400	1,400	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$6,458	$6,458	2	$7,580	$7,580
The pre-modification and post-modification recorded investment represents amounts as of the date of loan modification. At December 31, 2022, there were no commitments to extend credit to any of the borrowers with an existing TDR.

There were no troubled debt restructured loans for which there was a payment default during the years ended December 31, 2022, and December 31, 2021, that had been modified during the 12-month period prior to the default.

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

The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and repaying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that HTLF will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all the following weaknesses: deteriorating financial trends, lack of earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity.

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of December 31, 2022, and December 31, 2021, HTLF had no loans classified as doubtful and no loans classified as loss.

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2022 and December 31, 2021, in thousands:

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$967,103	$442,001	$260,021	$101,998	$57,776	$421,312	$1,064,333	$3,314,544
Watch	12,638	1,370	685	5,487	2,882	3,315	21,984	48,361
Substandard	6,691	14,366	9,369	22,171	5,546	6,758	36,608	101,509
Commercial and industrial total	$986,432	$457,737	$270,075	$129,656	$66,204	$431,385	$1,122,925	$3,464,414
PPP
Pass	$—	$7,807	$526	$—	$—	$—	$—	$8,333
Watch	—	7	—	—	—	—	—	7
Substandard	—	2,685	—	—	—	—	—	2,685
PPP total	$—	$10,499	$526	$—	$—	$—	$—	$11,025
Owner occupied commercial real estate
Pass	$511,547	$781,946	$255,476	$266,228	$103,943	$179,503	$34,117	$2,132,760
Watch	22,079	3,410	12,346	8,520	3,645	11,899	—	61,899
Substandard	2,971	23,802	26,490	6,358	2,574	7,353	1,100	70,648
Owner occupied commercial real estate total	$536,597	$809,158	$294,312	$281,106	$110,162	$198,755	$35,217	$2,265,307
Non-owner occupied commercial real estate
Pass	$756,059	$515,075	$227,383	$261,964	$127,400	$210,289	$70,398	$2,168,568
Watch	8,131	792	2,849	38,218	38,510	16,180	547	105,227
Substandard	202	6,784	1,838	16,019	22,332	9,970	—	57,145
Non-owner occupied commercial real estate total	$764,392	$522,651	$232,070	$316,201	$188,242	$236,439	$70,945	$2,330,940
Real estate construction
Pass	$597,370	$328,391	$88,660	$21,221	$2,568	$6,274	$8,252	$1,052,736
Watch	665	16,218	1,257	—	—	122	—	18,262
Substandard	2,587	356	173	446	1,478	44	—	5,084
Real estate construction total	$600,622	$344,965	$90,090	$21,667	$4,046	$6,440	$8,252	$1,076,082

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Agricultural and agricultural real estate
Pass	$324,791	$140,252	$79,307	$34,447	$22,600	$38,672	$239,686	$879,755
Watch	3,795	515	3,865	641	444	672	902	10,834
Substandard	8,674	3,224	204	1,859	12,323	2,682	955	29,921
Agricultural and agricultural real estate total	$337,260	$143,991	$83,376	$36,947	$35,367	$42,026	$241,543	$920,510
Residential real estate
Pass	$189,133	$268,561	$64,627	$39,468	$34,863	$217,489	$23,331	$837,472
Watch	706	1,095	88	957	2,296	2,237	399	7,778
Substandard	28	1,273	1,024	99	792	4,895	—	8,111
Residential real estate total	$189,867	$270,929	$65,739	$40,524	$37,951	$224,621	$23,730	$853,361
Consumer
Pass	$80,592	$47,787	$11,722	$6,022	$4,840	$24,655	$325,247	$500,865
Watch	20	191	35	119	74	1,584	953	2,976
Substandard	188	331	242	303	75	1,539	194	2,872
Consumer total	$80,800	$48,309	$11,999	$6,444	$4,989	$27,778	$326,394	$506,713

Total pass	$3,426,595	$2,531,820	$987,722	$731,348	$353,990	$1,098,194	$1,765,364	$10,895,033
Total watch	48,034	23,598	21,125	53,942	47,851	36,009	24,785	255,344
Total substandard	21,341	52,821	39,340	47,255	45,120	33,241	38,857	277,975
Total loans	$3,495,970	$2,608,239	$1,048,187	$832,545	$446,961	$1,167,444	$1,829,006	$11,428,352

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial and industrial
Pass	$604,659	$359,533	$203,960	$89,694	$171,709	$330,094	$708,525	$2,468,174
Watch	10,633	12,790	12,550	8,210	3,611	14,976	24,626	87,396
Substandard	19,888	6,391	13,050	8,535	6,619	12,052	22,980	89,515
Commercial and industrial total	$635,180	$378,714	$229,560	$106,439	$181,939	$357,122	$756,131	$2,645,085
PPP
Pass	$146,370	$25,707	$—	$—	$—	$—	$—	$172,077
Watch	10,726	127	—	—	—	—	—	10,853
Substandard	16,932	21	—	—	—	—	—	16,953
PPP total	$174,028	$25,855	$—	$—	$—	$—	$—	$199,883
Owner occupied commercial real estate
Pass	$940,043	$328,052	$315,497	$180,936	$115,142	$189,647	$34,233	$2,103,550
Watch	4,676	13,956	7,759	10,501	15,032	6,830	35	58,789
Substandard	11,958	20,769	13,734	2,809	13,912	13,063	1,750	77,995
Owner occupied commercial real estate total	$956,677	$362,777	$336,990	$194,246	$144,086	$209,540	$36,018	$2,240,334
Non-owner occupied commercial real estate
Pass	$609,968	$263,093	$315,815	$236,823	$152,059	$166,792	$28,728	$1,773,278
Watch	4,754	9,109	35,496	29,227	4,865	35,901	—	119,352
Substandard	15,722	10,612	21,798	3,599	14,023	51,766	441	117,961
Non-owner occupied commercial real estate total	$630,444	$282,814	$373,109	$269,649	$170,947	$254,459	$29,169	$2,010,591

As of December 31, 2021	Amortized Cost Basis of Term Loans by Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Real estate construction
Pass	$381,283	$206,879	$169,606	$14,197	$7,163	$7,823	$14,507	$801,458
Watch	2,704	858	2,145	44,846	—	—	14	50,567
Substandard	—	50	46	3,944	—	54	—	4,094
Real estate construction total	$383,987	$207,787	$171,797	$62,987	$7,163	$7,877	$14,521	$856,119
Agricultural and agricultural real estate
Pass	$217,179	$102,030	$47,927	$32,913	$22,029	$35,548	$220,065	$677,691
Watch	4,018	10,390	4,688	2,270	33	2,038	2,948	26,385
Substandard	9,250	1,095	4,910	15,825	3,212	8,859	6,526	49,677
Agricultural and agricultural real estate total	$230,447	$113,515	$57,525	$51,008	$25,274	$46,445	$229,539	$753,753
Residential real estate
Pass	$311,292	$86,355	$50,762	$53,773	$43,619	$230,566	$29,017	$805,384
Watch	3,928	1,499	750	1,452	734	1,977	1,000	11,340
Substandard	2,528	444	410	2,317	1,139	5,721	—	12,559
Residential real estate total	$317,748	$88,298	$51,922	$57,542	$45,492	$238,264	$30,017	$829,283
Consumer
Pass	$69,172	$20,258	$13,051	$9,001	$10,986	$18,202	$271,034	$411,704
Watch	555	309	392	373	113	591	2,210	4,543
Substandard	267	204	218	236	363	1,611	378	3,277
Consumer total	$69,994	$20,771	$13,661	$9,610	$11,462	$20,404	$273,622	$419,524

Total pass	$3,279,966	$1,391,907	$1,116,618	$617,337	$522,707	$978,672	$1,306,109	$9,213,316
Total watch	41,994	49,038	63,780	96,879	24,388	62,313	30,833	369,225
Total substandard	76,545	39,586	54,166	37,265	39,268	93,126	32,075	372,031
Total loans	$3,398,505	$1,480,531	$1,234,564	$751,481	$586,363	$1,134,111	$1,369,017	$9,954,572

Included in HTLF's nonpass loans at December 31, 2022 were $2.7 million compared to $27.8 million at December 31, 2021, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2022, HTLF had $1.7 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding HTLF's accruing and nonaccrual loans at December 31, 2022, and December 31, 2021, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2022
Commercial and industrial	$1,099	$356	$131	$1,586	$3,440,062	$22,766	$3,464,414
PPP	—	—	—	—	11,006	19	11,025
Owner occupied commercial real estate	12	127	—	139	2,256,365	8,803	2,265,307
Non-owner occupied commercial real estate	—	—	—	—	2,319,282	11,658	2,330,940
Real estate construction	16	28	—	44	1,073,687	2,351	1,076,082
Agricultural and agricultural real estate	48	—	142	190	914,088	6,232	920,510
Residential real estate	1,206	152	—	1,358	846,739	5,264	853,361
Consumer	1,526	196	—	1,722	503,853	1,138	506,713
Total loans receivable held to maturity	$3,907	$859	$273	$5,039	$11,365,082	$58,231	$11,428,352

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2021
Commercial and industrial	$1,024	$183	$541	$1,748	$2,625,109	$18,228	$2,645,085
PPP	—	—	—	—	199,883	—	199,883
Owner occupied commercial real estate	130	—	—	130	2,229,054	11,150	2,240,334
Non-owner occupied commercial real estate	3,929	—	—	3,929	1,993,346	13,316	2,010,591
Real estate construction	238	50	—	288	855,463	368	856,119
Agricultural and agricultural real estate	687	—	—	687	737,380	15,686	753,753
Residential real estate	767	46	9	822	819,294	9,167	829,283
Consumer	251	57	—	308	417,762	1,454	419,524
Total loans receivable held to maturity	$7,026	$336	$550	$7,912	$9,877,291	$69,369	$9,954,572

Loans delinquent 30 to 89 days as a percent of total loans were 0.04% at December 31, 2022, compared to 0.07% at December 31, 2021. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least semi-annually.

HTLF recognized $0 of interest income on nonaccrual loans during the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022, HTLF had $26.7 million compared to $25.5 million at December 31, 2021, of nonaccrual loans with no related allowance.

Loans are made in the normal course of business to directors, officers and principal holders of equity securities of HTLF. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and do not involve more than a normal risk of collectability. Changes in such loans during the years ended December 31, 2022 and 2021, were as follows, in thousands. Due to changes in the organizational structure of the Banks' boards of directors related to charter consolidation, balances related to former directors and officers were removed and shown as "other" in the table below.

	2022	2021
Balance at beginning of year	$193,877	$215,449
Advances	1,382	69,204
Repayments	—	(90,776)
Other	(190,622)	—
Balance at end of year	$4,637	$193,877

FIVE
ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for loans for the years ended December 31, 2022, 2021, and 2020 were as follows, in thousands:

	2022	2021	2020
Balance at beginning of year	$110,088	$131,606	$70,395
Impact of the adoption of ASU 2016-13 on January 1, 2020	—	—	12,071
Adjusted beginning balance	110,088	131,606	82,466
Allowance for purchased credit deteriorated loans	—	—	12,313
Provision (benefit) for credit losses	10,636	(17,706)	65,745
Recoveries on loans previously charged-off	7,055	4,931	3,804
Charge-offs on loans	(18,296)	(8,743)	(32,722)
Balance at end of year	$109,483	$110,088	$131,606

Changes in the allowance for credit losses for loans by loan category for the years ended December 31, 2022, and December 31, 2021, were as follows, in thousands:

	Balance at 12/31/2021	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2022
Commercial and industrial	$27,738	$(6,964)	$4,951	$3,346	$29,071
Owner occupied commercial real estate	19,214	(129)	112	(5,249)	13,948
Non-owner occupied commercial real estate	17,908	(193)	60	(1,236)	16,539
Real estate construction	22,538	(35)	13	7,482	29,998
Agricultural and agricultural real estate	5,213	(3,217)	653	(15)	2,634
Residential real estate	8,427	(307)	—	(409)	7,711
Consumer	9,050	(7,451)	1,266	6,717	9,582
Total	$110,088	$(18,296)	$7,055	$10,636	$109,483

	Balance at 12/31/2020	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2021
Commercial and industrial	$38,818	$(2,150)	$3,058	$(11,988)	$27,738
Owner occupied commercial real estate	20,001	(296)	152	(643)	19,214
Non-owner occupied commercial real estate	20,873	(1,637)	33	(1,361)	17,908
Real estate construction	20,080	(10)	10	2,458	22,538
Agricultural and agricultural real estate	7,129	(1,902)	531	(545)	5,213
Residential real estate	11,935	(181)	13	(3,340)	8,427
Consumer	12,770	(2,567)	1,134	(2,287)	9,050
Total	$131,606	$(8,743)	$4,931	$(17,706)	$110,088

Changes in the allowance for credit losses on unfunded commitments for the years ended December 31, 2022 and December 31, 2021, were as follows:

	For the Years Ended December 31,
	2022	2021
Beginning balance	$15,462	$15,280
Provision	4,734	182
Ending balance	$20,196	$15,462

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

SIX
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2022, and December 31, 2021, were as follows, in thousands:

	2022	2021
Land and land improvements	$56,599	$59,195
Buildings and building improvements	172,585	177,296
Furniture and equipment	66,685	73,091
Total	295,869	309,582
Less accumulated depreciation	(105,390)	(104,583)
Premises, furniture and equipment, net	$190,479	$204,999

Depreciation expense on premises, furniture and equipment was $13.2 million, $13.5 million and $11.8 million for 2022, 2021 and 2020, respectively. Depreciation expense on buildings and building improvements of $6.3 million, $6.9 million and $6.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $6.9 million, $6.6 million and $5.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, is recorded in furniture and equipment expense on the consolidated statements of income.

SEVEN
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both December 31, 2022, and December 31, 2021. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at the reporting unit level as of September 30. There was no goodwill impairment as of the most recent assessment.

Other intangible assets consist of core deposit intangibles, mortgage servicing rights, customer relationship intangible and commercial servicing rights. The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2022, and December 31, 2021, are presented in the table below, in thousands:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$76,031	$25,154	$101,185	$68,330	$32,855
Customer relationship intangible	1,177	1,177	—	1,177	1,044	133
Mortgage servicing rights	13,700	5,860	7,840	12,790	6,378	6,412
Commercial servicing rights	7,054	7,054	—	7,054	6,576	478
Total	$123,116	$90,122	$32,994	$122,206	$82,328	$39,878

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

	Core Deposit Intangibles	Mortgage Servicing Rights	Total
Year ending December 31,
2023	$6,739	$1,960	$8,699
2024	5,591	1,680	7,271
2025	4,700	1,400	6,100
2026	3,533	1,120	4,653
2027	2,601	840	3,441
Thereafter	1,990	840	2,830
Total	$25,154	$7,840	$32,994

Projections of amortization expense for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2022. HTLF's actual experience may be significantly different depending upon changes in mortgage interest rates and market conditions. Mortgage loans serviced for others were $725.9 million and $723.3 million as of December 31, 2022, and December 31, 2021, respectively. Custodial escrow balances maintained in connection with the mortgage loan servicing portfolio were approximately $5.1 million and $4.5 million as of December 31, 2022, and December 31, 2021, respectively.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2022, and December 31, 2021:

	2022	2021
Balance at January 1,	$6,412	$5,189
Originations	1,425	1,522
Amortization	(1,139)	(1,387)
Writedown on mortgage servicing rights	(516)	—
Valuation adjustment	1,658	1,088
Balance at December 31,	$7,840	$6,412
Fair value of mortgage servicing rights	$7,840	$6,412

HTLF had a commercial servicing portfolio, which was comprised of loans guaranteed by the Small Business Administration and the United States Department of Agriculture that were sold with servicing retained by HTLF, which totaled $0 and $45.4 million at December 31, 2022 and 2021, respectively. The commercial servicing rights portfolio was separated into two tranches at the respective HTLF subsidiary, loans with a term of less than 20 years and loans with a term of more than 20 years. Fees collected for the servicing of commercial loans for others were $536,000 and $879,000 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes, in thousands, the changes in capitalized commercial servicing rights for the years ended December 31, 2022, and December 31, 2021:

	2022	2021
Balance at January 1,	$478	$863
Originations	—	—
Amortization	(478)	(385)
Balance at December 31,	$—	$478
Fair value of commercial servicing rights	$—	$782
Commercial servicing rights, net to servicing portfolio	—%	1.05%

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

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at December 31, 2022, and December 31, 2021:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
December 31, 2022	$1,388	$1,388	$—	$6,452	$6,452	$—

December 31, 2021	$1,607	$1,280	$327	$6,463	$5,132	$1,331

The fair value of HTLF's mortgage servicing rights was estimated at $7.8 million and $6.4 million at December 31, 2022, and December 31, 2021, respectively, and is comprised of loans serviced for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The fair value of mortgage servicing rights is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds, servicing costs and escrow earnings are considered in the calculation. The following table presents key assumptions used to value the mortgage servicing rights as of December 31, 2022 and 2021, dollars in thousands:

	As of December 31,
	2022	2021
Weighted average constant prepayment rate	7.90%	13.40%
Weighted average discount rate	10.02%	9.02%
Fair value of mortgage servicing rights	$7,840	$6,412

The average capitalization rate for 2022 ranged from 83 to 148 basis points compared to a range of 76 to 120 basis points for 2021. Fees collected for the servicing of mortgage loans for others were $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2021, the less than 20 years tranche of the commercial servicing rights had a book value of $45,000 and a fair value of $98,000, and the more than 20 years tranche of the commercial servicing rights had a book value of $433,000 and a fair value of $684,000.

The fair value of each commercial servicing rights portfolio is calculated based upon a discounted cash flow analysis. Cash flow assumptions, including prepayment speeds and servicing costs, are considered in the calculation. The range of average constant prepayment rates for the portfolio valuations was 12.52% and 16.88% as of December 31, 2021. The discount rate range was 9.20% and 10.66% for the December 31, 2021 valuations. There were no capitalizations during 2021.

EIGHT
DEPOSITS

At December 31, 2022, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2023	$1,531,996
2024	227,991
2025	22,492
2026	15,590
2027	18,003
Thereafter	1,206
Total	$1,817,278

The aggregate amount of time certificates of deposit in denominations of $100,000 or more as of December 31, 2022, and December 31, 2021, were $1.50 billion and $605.2 million, respectively. The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2022, and December 31, 2021 were $1.28 billion and $333.7 million, respectively.

Interest expense on deposits for the years ended December 31, 2022, 2021, and 2020, was as follows, in thousands:

	2022	2021	2020
Savings and money market accounts	$46,623	$9,063	$16,560
Time certificates of deposit in denominations of $100,000 or more	2,217	3,463	8,244
Other time deposits	8,040	2,271	5,483
Interest expense on deposits	$56,880	$14,797	$30,287

Total uninsured deposits were $7.70 billion as of December 31, 2022.

NINE
SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, as of December 31, 2022, and 2021, were as follows, in thousands:

	2022	2021
Retail repurchase agreements	$95,303	$122,996
Advances from the FHLB	50,000	—
Advances from the federal discount window	224,000	—
Other short-term borrowings	6,814	8,601
Total	$376,117	$131,597

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022, which provides $100.0 million of borrowing capacity. This revolving credit line agreement is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide short-term liquidity to HTLF. HTLF had no advances on this line during 2022, and there was no outstanding balance at both December 31, 2022, and December 31, 2021.

The revolving credit line agreement expires on June 14, 2024, at which time any outstanding balance is due.

All retail repurchase agreements as of December 31, 2022, and 2021, were due within twelve months.

Average and maximum balances and rates on aggregate short-term borrowings outstanding during the years ended December 31, 2022, December 31, 2021 and December 31, 2020, were as follows, in thousands:

	2022	2021	2020
Maximum month-end balance	$376,117	$299,457	$380,360
Average month-end balance	191,306	173,556	157,348
Weighted average interest rate for the year	1.61%	0.26%	0.39%
Weighted average interest rate at year-end	4.07%	0.19%	0.18%

All HTLF's Banks have availability to borrow short-term funds under the Discount Window Program based upon pledged securities with an outstanding balance of $1.49 billion and pledged commercial loans under the Borrower-In Custody of Collateral Program of $60.8 million, which provided total borrowing capacity of $725.6 million, of which $501.6 million was available at December 31, 2022. There were $224.0 million in borrowings outstanding at December 31, 2022 and no outstanding balance at December 31, 2021.

TEN
OTHER BORROWINGS

Other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, outstanding at December 31, 2022 and 2021, are shown in the table below, net of unamortized discount and issuance costs, in thousands:

	2022	2021
Advances from the FHLB; weighted average interest rates were 3.03% at both December 31, 2022 and 2021, respectively	$740	$898
Trust preferred securities	148,284	147,316
Contracts payable for purchase of real estate and other assets	82	1,593
Subordinated notes	222,647	222,265
Total	$371,753	$372,072

The HTLF Banks are members of the FHLB of Des Moines, Chicago, Dallas and Topeka. At December 31, 2022, none of HTLF's FHLB advances had call features. The advances from the FHLB are collateralized by a portion of the HTLF Banks' investments in FHLB stock of $10.9 million and $8.5 million at December 31, 2022 and 2021, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $4.00 billion at December 31, 2022, and $4.43 billion at December 31, 2021. At December 31, 2022, HTLF had $581.2 million of remaining FHLB borrowing capacity.

At December 31, 2022, HTLF had fifteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from HTLF and were in turn used by HTLF for general corporate purposes. HTLF has the option to shorten the maturity date to a date not earlier than the callable date. HTLF may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Early redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in other borrowings was $40,000 and $44,000 as of December 31, 2022 and December 31, 2021, respectively. These deferred costs are amortized on a straight-line basis over the life of the debentures. The majority of the interest payments are due quarterly.

A schedule of HTLF’s trust preferred offerings outstanding, as of December 31, 2022, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/22	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over LIBOR	7.49%	03/17/2034	03/17/2023
Heartland Financial Statutory Trust V	20,619	1.33% over LIBOR	5.41%	04/07/2036	04/07/2023
Heartland Financial Statutory Trust VI	20,619	1.48% over LIBOR	6.25%	09/15/2037	03/15/2023
Heartland Financial Statutory Trust VII	18,042	1.48% over LIBOR	6.24%	09/01/2037	03/01/2023
Morrill Statutory Trust I	9,370	3.25% over LIBOR	7.97%	12/26/2032	03/26/2023
Morrill Statutory Trust II	9,087	2.85% over LIBOR	7.59%	12/17/2033	03/17/2023
Sheboygan Statutory Trust I	6,790	2.95% over LIBOR	7.69%	09/17/2033	03/17/2023
CBNM Capital Trust I	4,558	3.25% over LIBOR	8.02%	12/15/2034	03/15/2023
Citywide Capital Trust III	6,605	2.80% over LIBOR	7.22%	12/19/2033	04/23/2023
Citywide Capital Trust IV	4,468	2.20% over LIBOR	6.89%	09/30/2034	05/23/2023
Citywide Capital Trust V	12,424	1.54% over LIBOR	6.31%	07/25/2036	03/15/2023
OCGI Statutory Trust III	3,020	3.65% over LIBOR	8.48%	09/30/2032	03/30/2023
OCGI Capital Trust IV	5,511	2.50% over LIBOR	7.27%	12/15/2034	03/15/2023
BVBC Capital Trust II	7,319	3.25% over LIBOR	7.69%	04/24/2033	04/24/2023
BVBC Capital Trust III	9,582	1.60% over LIBOR	6.35%	09/30/2035	03/30/2023
Total trust preferred offerings	148,324
Less: deferred issuance costs	(40)
	$148,284

On September 8, 2021, HTLF issued $150.0 million of Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"), which were issued at par with an underwriting discount of $1.9 million. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term SOFR plus a spread of 210 basis points. Interest is payable quarterly. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $443,000 at December 31, 2022, and $494,000 at December 31,2021. These deferred costs are amortized on a straight-line basis over the life of the notes.

On December 17, 2014, HTLF issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. In connection with the sale of the notes, the balance of deferred issuance costs included in other borrowings was $76,000 at December 31, 2022, and $114,000 at December 31, 2021. These deferred costs are amortized on a straight-line basis over the life of the notes.

For regulatory purposes, $162.9 million of the total $222.6 million of subordinated notes qualified as Tier 2 capital as of December 31, 2022.

Future payments, net of unamortized discount and issuance costs, at December 31, 2022, for other borrowings at their maturity date follow in the table below, in thousands.

2023	$82
2024	74,715
2025	—
2026	—
2027	196
Thereafter	296,760
Total	$371,753

ELEVEN
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

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 19, "Fair Value," for additional fair value information and disclosures.

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

HTLF has variable rate loans which creates exposure to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of the interest receipts, HTLF entered into one interest rate swap agreement in 2022 to effectively convert $500.0 million of variable rate loans to fixed rate loans. For accounting purposes, this swap transaction is designated as a cash flow hedge of the changes in one-month SOFR, the benchmark interest rate being hedged, associated with the interest receipts made on $500.0 million of HTLF's variable rate loans that reset quarterly on a specified reset date.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received or made on Heartland's variable-rate assets. For the twelve months ended December 31, 2022, the change in net unrealized losses on cash flow hedges reflects changes in the fair value of the swaps and reclassification from accumulated other comprehensive loss to interest expense totaling $487,000. For the next twelve months, Heartland estimates that cash payments and reclassification from accumulated other comprehensive loss to interest expense will total $2.9 million.

The table below identifies the balance sheet category and fair value of HTLF's derivative instrument designated as a cash flow hedge at December 31, 2022, in thousands. At December 31, 2021, HTLF had no derivative instruments designated as cash flow hedges.

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Interest rate swap	$500,000	$13	Other Assets

The table below identifies the gains recognized on HTLF's derivative instrument designated as a cash flow hedge for the year ended December 31, 2022, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
December 31, 2022
Interest rate swap	$13	Interest income	$487

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

HTLF was required to pledge $481,000 and $3.8 million of cash as collateral for these fair value hedges at December 31, 2022, and December 31, 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at December 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Fair value hedges	$1,185	$54	Other Assets
December 31, 2021
Fair value hedges	$16,755	$(1,208)	Other Liabilities

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the years ended December 31, 2022, and December 31, 2021, in thousands:

	Year Ended December 31,
	2022	2021
Gain (loss) recognized in interest income on fair value hedges	$1,262	$1,272

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of HTLF's embedded derivatives as of December 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Embedded derivatives	$6,028	$135	Other Assets
December 31, 2021
Embedded derivatives	$7,496	$(317)	Other Liabilities

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the years ended December 31, 2022 and December 31, 2021, in thousands:

	Year Ended December 31,
	2022	2021
Gain (loss) recognized in other noninterest income on embedded derivatives	$452	$(997)

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to meet their financing needs. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $312,000 and $24.1 million as of December 31, 2022, and December 31, 2021, respectively, as collateral related to these back-to-back swaps. HTLF's counterparties were required to pledge $45.1 million at December 31, 2022 compared to $0 at December 31, 2021, related to these back-to-back swaps. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2022, and December 31, 2021, no gains or losses were recognized. The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as loan swaps at December 31, 2022 and 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2022
Customer interest rate swaps	$819,662	$46,091	Other Assets	4.23%	6.76%
Customer interest rate swaps	819,662	(46,091)	Other Liabilities	6.76%	4.23%
December 31, 2021
Customer interest rate swaps	$463,069	$23,574	Other Assets	4.44%	2.35%
Customer interest rate swaps	463,069	(23,574)	Other Liabilities	2.35%	4.44%

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge $0 at both December 31, 2022, and December 31, 2021, as collateral for these forward commitments. HTLF's counterparties were required to pledge no cash as collateral at both December 31, 2022, and December 31, 2021, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at December 31, 2022, and December 31, 2021, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Interest rate lock commitments (mortgage)	$9,340	$174	Other Assets
Forward commitments	6,400	47	Other Assets
Forward commitments	5,750	(99)	Other Liabilities
Undesignated interest rate swaps	6,028	(135)	Other Liabilities
December 31, 2021
Interest rate lock commitments (mortgage)	$37,046	$1,306	Other Assets
Forward commitments	19,000	32	Other Assets
Forward commitments	35,500	(95)	Other Liabilities
Undesignated interest rate swaps	7,496	317	Other Assets

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2022, and December 31, 2021, in thousands:

	Year Ended December 31,
	2022	2021
Interest rate lock commitments (mortgage)	$(1,828)	$(2,345)
Forward commitments	15	32
Forward commitments	(4)	602
Undesignated interest rate swaps	(452)	997

TWELVE
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows, in thousands:

	2022	2021	2020
Current:
Federal	$45,911	$32,440	$34,513
State	13,549	11,352	12,450
Total current expense	$59,460	$43,792	$46,963
Deferred:
Federal	$(3,637)	$8,938	$(8,498)
State	(250)	2,605	(2,412)
Total deferred expense (benefit)	(3,887)	11,543	(10,910)
Total income tax expense	$55,573	$55,335	$36,053

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows, in thousands:

	2022	2021
Deferred tax assets:
Tax effect of net unrealized loss on securities carried at fair value reflected in stockholders' equity	$159,763	$1,715
Tax effect of net unrealized loss on derivatives reflected in stockholders’ equity	210	367
Tax effect of net unrealized loss on securities transferred from carried at fair value to held to maturity reflected in stockholders' equity	45,174	—
Allowance for credit losses	28,732	28,149
Deferred compensation	12,861	11,299
Net operating loss carryforwards	21,844	18,874
Investments in partnerships	2,843	958
Deferred loan fees	—	1,691
Other	5,476	5,673
Total deferred tax assets	276,903	68,726
Valuation allowance for deferred tax assets	(19,001)	(15,120)
Total deferred tax assets after valuation allowance	$257,902	$53,606

Deferred tax liabilities:
Premises, furniture and equipment	$9,227	$10,502
Purchase accounting	7,954	7,977
Deferred loan costs	6,078	5,164
Other	3,297	5,560
Total deferred tax liabilities	26,556	29,203
Net deferred tax assets	$231,346	$24,403

As a result of acquisitions, HTLF had net operating loss carryforwards for federal income tax purposes of approximately $17.2 million at December 31, 2022, and $20.5 million at December 31, 2021. The associated deferred tax asset was $3.6 million at December 31, 2022, and $4.3 million at December 31, 2021. These net carryforwards expire during the period from December 31, 2026, through December 31, 2039, and are subject to an annual limitation of approximately $3.5 million. Net operating loss carryforwards for state income tax purposes were approximately $203.4 million at December 31, 2022, and $183.3 million at December 31, 2021. The associated deferred tax asset, net of federal tax, was $16.3 million at December 31, 2022, and $14.3 million at December 31, 2021. These carryforwards have begun to expire and will continue to do so until December 31, 2039.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $15.5 million at December 31, 2022, and $13.2 million at December 31, 2021. During both 2022 and 2021, HTLF had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of HTLF's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $1.5 million at December 31, 2022, and $1.9 million at December 31, 2021. HTLF released valuation allowances of $165,000 and $491,000 in 2022 and 2021, respectively, on deferred tax assets for capital losses it expects to realize on the disposal of partnership investments. HTLF generated capital gains from its strategic activities, which included various branch sales not conducted in the ordinary course of its business strategy. As a result of its net capital gains, HTLF was able to realize the benefit of its capital losses.

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

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2022, 2021, and 2020, (computed by applying the U.S. federal corporate tax rate of 21% for 2022, 2021, and 2020 income before income taxes) are as follows, in thousands:

	2022	2021	2020
Computed "expected" tax on net income	$56,228	$57,804	$36,538
Increase (decrease) resulting from:
Nontaxable interest income	(5,804)	(5,504)	(4,011)
State income taxes, net of federal tax benefit	10,523	11,026	7,930
Tax credits	(6,613)	(7,613)	(4,521)
Valuation allowance	13	(440)	(374)
Excess tax expense/(benefit) on stock compensation	(113)	(270)	80
Other	1,339	332	411
Income taxes	$55,573	$55,335	$36,053
Effective tax rates	20.8%	20.1%	20.7%

HTLF's income taxes included solar energy tax credits totaling $4.2 million, $6.1 million, and $2.3 million during 2022, 2021 and 2020, respectively. Federal historic rehabilitation tax credits included in HTLF's income taxes totaled $1.0 million, $720,000, and $1.1 million in 2022, 2021, and 2020, respectively. Additionally, investments in certain low-income housing partnerships totaled $10.4 million at December 31, 2022, $5.1 million at December 31, 2021, and $5.6 million at December 31, 2020. These investments generated federal low-income housing tax credits of $1.1 million during 2022, $538,000 at December 31, 2021 and $780,000 at December 31, 2020. These investments are expected to generate federal low-income housing tax credits of approximately $1.2 million for 2023, $1.0 million for 2024, $790,000 for 2025 and $740,000 for 2026. Additionally, HTLF had new markets tax credits of $300,000 in both 2022 and 2021, respectively.

On December 31, 2022, the amount of unrecognized tax benefits was $719,000, including $91,000 of accrued interest and penalties. On December 31, 2021, the amount of unrecognized tax benefits was $724,000, including $87,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2019, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2017, and later remain open for examination. HTLF does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

THIRTEEN
EMPLOYEE BENEFIT PLANS

HTLF sponsors a defined contribution retirement plan covering substantially all employees. The plan includes matching contributions and non-elective contributions. Matching contributions and non-elective contributions are limited to a maximum amount of the participant's wages as defined by federal law.

HTLF's subsidiaries made matching contributions of up to 3% of participants' wages in 2022, 2021, and 2020. Costs charged to operating expenses with respect to the matching contributions were $5.3 million, $5.1 million, and $4.1 million for 2022, 2021 and 2020, respectively.

Non-elective contributions to this plan are subject to approval by the HTLF Board of Directors. The HTLF subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $5.8 million, $5.1 million, and $4.8 million for 2022, 2021 and 2020, respectively.

In addition, HTLF has a non-qualified defined contribution plan that allows eligible employees to make voluntary contributions into a deferred compensation plan. Any non-elective contributions to this plan are subject to approval by the HTLF Board of Directors. For the years ended December 31, 2022, 2021 and 2020, the employer contributions to the non-qualified defined contribution plan were $222,500, $237,200 and $191,700, respectively, and are included in the matching contributions and non-elective contributions amounts noted above.

FOURTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

HTLF utilizes a variety of financial instruments in the normal course of business to meet the financial needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include lending related and other commitments as indicated below as well as derivative instruments shown in Note 11, "Derivative Financial Instruments." The HTLF Banks make various commitments and incur certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF's Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF's Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2022, and at December 31, 2021, commitments to extend credit aggregated $4.73 billion and $3.83 billion, respectively, and standby letters of credit aggregated $55.1 million and $51.4 million, respectively.

HTLF enters into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. HTLF does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under HTLF's usual underwriting procedures and are most often sold on a nonrecourse basis. HTLF's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require HTLF to repurchase certain loans affected. HTLF had no repurchase obligation at both December 31, 2022 and December 31, 2021. HTLF had no new requests for repurchases during 2022 and 2021.

There are certain legal proceedings pending against HTLF and its subsidiaries at December 31, 2022, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on Heartland's consolidated financial position or results of operation.

FIFTEEN
STOCK-BASED COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan") which authorized 1,460,000 of common stock available for issuance. At December 31, 2022, 963,563 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $131,000 and $312,000 of tax benefit for the years ended December 31, 2022, and December 31, 2021, respectively, related to the vesting and forfeiture of equity-based awards.

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

All HTLF's RSUs will be settled in common stock upon vesting and are not entitled to dividends until vested.

A summary of the status of RSUs as of December 31, 2022, 2021 and 2020, and changes during the years ended December 31, 2022, 2021, and 2020, follows:

	2022		2021		2020
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	389,885	$44.19	348,275	$38.22	254,383	$46.76
Granted	242,718	48.38	216,560	51.44	232,586	32.06
Vested	(159,880)	44.96	(149,350)	40.83	(119,916)	44.47
Forfeited	(48,637)	45.49	(25,600)	40.96	(18,778)	46.10
Outstanding at December 31	424,086	$46.15	389,885	$44.19	348,275	$38.22

Total compensation costs recorded for RSUs were $7.8 million, $8.5 million and $7.2 million, for 2022, 2021 and 2020, respectively. As of December 31, 2022, there were $9.1 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2025.

Stock Options
The plan provides the Compensation Committee the authority to grant stock options. During the year ended December 31, 2022, 64,518 of options were granted, and the fair value of the options granted was determined using the Black-Scholes valuation model. There were no options granted in the years ended December 31, 2021 and 2020. The options granted in 2022 generally vest over the first four years in equal installments on the anniversary date of the grant. The exercise price of the stock options granted is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the shares on the date the options are granted.

The stock options may also vest upon death or disability, upon a change in control or upon a "qualified retirement" as defined in the stock option agreement.

A summary of the status of the stock options as of December 31, 2022, 2021, and 2020, and changes during the years ended December 31, 2022, 2021, and 2020 follows:

	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1,	—	$—	—	$—	—	$—
Granted	64,518	48.79	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31	64,518	48.79	—	—	—	—
Options exercisable at December 31,	—	$—	—	$—	—	$—

At December 31, 2022, the vested options have a weighted average remaining contractual life of 9.92 years. The intrinsic value for the vested options as of December 31, 2022, was $0. The intrinsic value for the total of all options exercised during year ended December 31, 2022, was $0. The total fair value of shares under stock options that vested during the year ended December 31, 2022, was $0. Total compensation costs recorded for stock options were $167,000, $0, and $0 for 2022, 2021, and 2020, respectively.

Employee Stock Purchase Plan
HTLF maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of HTLF common stock at a discounted price as determined by the Compensation Committee. Under ASC Topic 718, compensation expense related to the ESPP of $214,000 was recorded in 2022, $228,000 was recorded in 2021, and $186,000 was recorded in 2020.
A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2022, 241,067 shares remain available for purchase. Beginning with the 2020 plan year, the Compensation Committee authorized HTLF to make ESPP purchases semi-annually, and the purchases are to be made as soon as practicable on or after June 30 and December 31. For employee deferrals made in the 2022 plan year, shares purchased in 2022 totaled 49,169. For employee deferrals made in the 2021 plan year, shares purchased in 2021 totaled 46,899. For employee deferrals made in the 2020 plan year, shares purchased in 2020 totaled 43,207.

SIXTEEN
STOCKHOLDER RIGHTS PLAN

HTLF adopted an Amended and Restated Rights Agreement (the "Extended Rights Plan"), dated as of January 17, 2012, which became effective upon approval by the stockholders on May 16, 2012. The Extended Rights Plan expired on January 17, 2022 and has not been renewed or extended.

In 2002, when the Rights Plan was originally created, HTLF designated 16,000 shares, par value $1.00 per share, of Series A Preferred Stock. There were no shares of Series A Preferred issued and outstanding at December 31, 2022 or December 31, 2021.

SEVENTEEN
CAPITAL ISSUANCES

Common Stock
For a description of the issuance of shares of HTLF common stock in connection with the 2020 Long-Term Incentive Plan and the 2016 ESPP, see Note 15, "Stock-Based Compensation."

Shelf Registration
HTLF filed a universal shelf registration with the SEC to register debt or equity securities on August 8, 2022, that expires on August 8, 2025. This registration statement, which was effective immediately, provides HTLF the ability to raise capital, subject to market conditions and SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement permits HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, depositary shares, warrants, rights, units or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings were to be established at the time of the offering.

EIGHTEEN
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

The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2022 and 2021, that the HTLF Banks met all capital adequacy requirements to which they were subject.

As of December 31, 2022 and 2021, the FDIC categorized each of the HTLF Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the HTLF Banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2022, that management believes have changed each institution’s category.

The HTLF Banks’ actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to Risk-Weighted Assets)
Consolidated	$2,204,829	14.76%	$1,194,970	8.00%	N/A
HTLF Bank	824,069	11.72	562,497	8.00	$703,122	10.00%
Dubuque Bank and Trust Company	184,096	13.01	113,197	8.00	141,497	10.00
Wisconsin Bank & Trust	128,490	13.12	78,336	8.00	97,920	10.00
New Mexico Bank & Trust	238,190	13.23	144,059	8.00	180,073	10.00
Rocky Mountain Bank	69,792	12.84	43,489	8.00	54,361	10.00
Bank of Blue Valley	162,131	16.07	80,689	8.00	100,861	10.00
First Bank & Trust	288,518	13.51	170,835	8.00	213,543	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,763,990	11.81%	$896,228	6.00%	N/A
HTLF Bank	762,103	10.84	421,873	6.00	$562,497	8.00%
Dubuque Bank and Trust Company	174,684	12.35	84,898	6.00	113,197	8.00
Wisconsin Bank & Trust	119,231	12.18	58,752	6.00	78,336	8.00
New Mexico Bank & Trust	223,602	12.42	108,044	6.00	144,059	8.00
Rocky Mountain Bank	63,814	11.74	32,617	6.00	43,489	8.00
Bank of Blue Valley	155,002	15.37	60,516	6.00	80,689	8.00
First Bank & Trust	267,169	12.51	128,126	6.00	170,835	8.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$1,653,285	11.07%	$672,171	4.50%	N/A
HTLF Bank	762,103	10.84	316,405	4.50	$457,029	6.50%
Dubuque Bank and Trust Company	174,684	12.35	63,674	4.50	91,973	6.50
Wisconsin Bank & Trust	119,231	12.18	44,064	4.50	63,648	6.50
New Mexico Bank & Trust	223,602	12.42	81,033	4.50	117,048	6.50
Rocky Mountain Bank	63,814	11.74	24,463	4.50	35,335	6.50
Bank of Blue Valley	155,002	15.37	45,387	4.50	65,560	6.50
First Bank & Trust	267,169	12.51	96,094	4.50	138,803	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,763,990	9.13%	$772,911	4.00%	N/A
HTLF Bank	762,103	8.64	352,914	4.00	$441,143	5.00%
Dubuque Bank and Trust Company	174,684	8.08	86,473	4.00	108,091	5.00
Wisconsin Bank & Trust	119,231	9.22	51,753	4.00	64,691	5.00
New Mexico Bank & Trust	223,602	8.12	110,214	4.00	137,767	5.00
Rocky Mountain Bank	63,814	8.49	30,064	4.00	37,580	5.00
Bank of Blue Valley	155,002	10.75	57,676	4.00	72,095	5.00
First Bank & Trust	267,169	9.29	115,026	4.00	143,782	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital (to Risk-Weighted Assets)
Consolidated	$2,040,500	15.90%	$1,026,345	8.00%	N/A
Dubuque Bank and Trust Company	180,934	13.07	110,758	8.00	$138,447	10.00%
Illinois Bank & Trust	135,986	12.88	84,466	8.00	105,583	10.00
Wisconsin Bank & Trust	124,009	14.27	69,499	8.00	86,874	10.00
New Mexico Bank & Trust	213,981	12.10	141,530	8.00	176,912	10.00
Arizona Bank & Trust	157,475	12.61	99,886	8.00	124,858	10.00
Rocky Mountain Bank	64,366	13.07	39,385	8.00	49,231	10.00
Citywide Banks	265,964	15.09	140,999	8.00	176,248	10.00
Minnesota Bank & Trust	87,263	14.79	47,194	8.00	58,993	10.00
Bank of Blue Valley	160,694	16.74	76,785	8.00	95,982	10.00
Premier Valley Bank	111,741	12.82	69,720	8.00	87,151	10.00
First Bank & Trust	282,231	15.48	145,823	8.00	182,279	10.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,590,111	12.39%	$769,759	6.00%	N/A
Dubuque Bank and Trust Company	168,321	12.16	83,068	6.00	$110,758	8.00%
Illinois Bank & Trust	126,869	12.02	63,350	6.00	84,466	8.00
Wisconsin Bank & Trust	114,825	13.22	52,124	6.00	69,499	8.00
New Mexico Bank & Trust	198,728	11.23	106,147	6.00	141,530	8.00
Arizona Bank & Trust	147,098	11.78	74,915	6.00	99,886	8.00
Rocky Mountain Bank	59,159	12.02	29,538	6.00	39,385	8.00
Citywide Banks	244,722	13.89	105,749	6.00	140,999	8.00
Minnesota Bank & Trust	81,637	13.84	35,396	6.00	47,194	8.00
Bank of Blue Valley	150,305	15.66	57,589	6.00	76,785	8.00
Premier Valley Bank	104,336	11.97	52,290	6.00	69,720	8.00
First Bank & Trust	263,096	14.43	109,367	6.00	145,823	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$1,479,406	11.53%	$577,319	4.50%	N/A
Dubuque Bank and Trust Company	168,321	12.16	62,301	4.50	$89,991	6.50%
Illinois Bank & Trust	126,869	12.02	47,512	4.50	68,629	6.50
Wisconsin Bank & Trust	114,825	13.22	39,093	4.50	56,468	6.50
New Mexico Bank & Trust	198,728	11.23	79,611	4.50	114,993	6.50
Arizona Bank & Trust	147,098	11.78	56,186	4.50	81,158	6.50
Rocky Mountain Bank	59,159	12.02	22,154	4.50	32,000	6.50
Citywide Banks	244,722	13.89	79,312	4.50	114,561	6.50
Minnesota Bank & Trust	81,637	13.84	26,547	4.50	38,346	6.50
Bank of Blue Valley	150,305	15.66	43,192	4.50	62,388	6.50
Premier Valley Bank	104,336	11.97	39,218	4.50	56,648	6.50
First Bank & Trust	263,096	11.43	82,025	4.50	118,481	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,590,111	8.57%	$742,155	4.00%	N/A
Dubuque Bank and Trust Company	168,321	8.02	83,982	4.00	$104,978	5.00%
Illinois Bank & Trust	126,869	7.55	67,212	4.00	84,016	5.00
Wisconsin Bank & Trust	114,825	9.66	47,551	4.00	59,439	5.00
New Mexico Bank & Trust	198,728	7.78	102,173	4.00	127,716	5.00
Arizona Bank & Trust	147,098	7.99	73,605	4.00	92,006	5.00
Rocky Mountain Bank	59,159	8.27	28,614	4.00	35,767	5.00
Citywide Banks	244,722	9.54	102,587	4.00	128,233	5.00
Minnesota Bank & Trust	81,637	9.69	33,698	4.00	42,123	5.00
Bank of Blue Valley	150,305	10.75	55,921	4.00	69,901	5.00
Premier Valley Bank	104,336	9.22	45,256	4.00	56,570	5.00
First Bank & Trust	263,096	9.84	106,986	4.00	133,732	5.00

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. The HTLF banks are subject to certain statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios for the Banks, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $702.2 million as of December 31, 2022, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $403.9 million as of December 31, 2022, under the capital requirements to remain well capitalized.

NINETEEN
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

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs. All these assumptions require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. HTLF classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

Commercial Servicing Rights
Commercial servicing rights assets represent the value associated with servicing commercial loans guaranteed by the Small Business Administration and United States Department of Agriculture that have been sold with servicing retained by HTLF. HTLF uses the amortization method (i.e., the lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, to determine the carrying value of its commercial servicing rights. The fair value for servicing assets is determined through market prices for comparable servicing contracts, when available, or through a valuation model that calculates the present value of estimated future net servicing income. Inputs utilized include discount rates, prepayment speeds and delinquency rate assumptions as inputs. All these assumptions require a significant degree of management estimation and judgment. Commercial servicing rights are subject to impairment testing, and the carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third party. If the valuation model reflects a fair value less than the carrying value, commercial servicing rights are adjusted to fair value through a valuation allowance. HTLF classifies commercial servicing rights as nonrecurring with Level 3 measurement inputs.

Derivative Financial Instruments
HTLF's current interest rate risk strategy includes cash flow hedges and interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of ASC 820, HTLF incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, HTLF has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2022, and December 31, 2021, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The tables below present HTLF's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, and December 31, 2021, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Securities available for sale
U.S. treasuries	$31,699	$31,699	$—	$—
U.S. agencies	43,135	—	43,135	—
Obligations of states and political subdivisions	879,437	—	879,437	—
Mortgage-backed securities - agency	1,772,105	—	1,772,105	—
Mortgage-backed securities - non-agency	2,181,876	—	2,181,876	—
Commercial mortgage-backed securities - agency	85,123	—	85,123	—
Commercial mortgage-backed securities - non-agency	659,459	—	659,459	—
Asset-backed securities	416,054	—	416,054	—
Corporate bonds	57,942	—	57,942	—
Equity securities with a readily determinable fair value	20,314	—	20,314	—
Derivative financial instruments(1)	46,293	—	46,293	—
Interest rate lock commitments	174	—	—	174
Forward commitments	47	—	47	—
Total assets at fair value	$6,193,658	$31,699	$6,161,785	$174
Liabilities
Derivative financial instruments(2)	$46,226	$—	$46,226	$—
Forward commitments	99	—	99	—
Total liabilities at fair value	$46,325	$—	$46,325	$—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives, and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and undesignated interest rate swaps.

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2021
Assets
Securities available for sale
U.S. treasuries	$1,008	$1,008	$—	$—
U.S. agencies	193,384	—	193,384	—
Obligations of states and political subdivisions	2,085,033	—	2,085,033	—
Mortgage-backed securities - agency	2,349,289	—	2,349,289	—
Mortgage-backed securities - non-agency	1,743,379	—	1,743,379	—
Commercial mortgage-backed securities - agency	123,912	—	123,912	—
Commercial mortgage-backed securities - non-agency	600,888	—	600,888	—
Asset-backed securities	409,653	—	409,653	—
Corporate bonds	3,040	—	3,040	—
Equity securities	20,788	—	20,788	—
Derivative financial instruments(1)	23,891	—	23,891	—
Interest rate lock commitments	1,306	—	—	1,306
Forward commitments	32	—	32	—
Total assets at fair value	$7,555,603	$1,008	$7,553,289	$1,306
Liabilities
Derivative financial instruments(2)	$25,099	$—	$25,099	$—
Forward commitments	95	—	95	—
Total liabilities at fair value	$25,194	$—	$25,194	$—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,042	$—	$—	$12,042	$4,186
Owner occupied commercial real estate	7,556	—	—	7,556	—
Non-owner occupied commercial real estate	11,371	—	—	11,371	—
Real estate construction	1,518	—	—	1,518	—
Agricultural and agricultural real estate	3,788	—	—	3,788	—
Residential real estate	1,607	—	—	1,607	—
Total collateral dependent individually assessed loans	$37,882	$—	$—	$37,882	$4,186
Loans held for sale	$5,277	$—	$5,277	$—	$(116)
Other real estate owned	8,401	—	—	8,401	180
Premises, furniture and equipment held for sale	6,851	—	—	6,851	1,562
Servicing rights	7,840	—	—	7,840	516

	Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,989	$—	$—	$8,989	$275
Owner occupied commercial real estate	8,447	—	—	8,447	—
Non-owner occupied commercial real estate	11,946	—	—	11,946	1,637
Real estate construction	—	—	—	—	—
Agricultural and agricultural real estate	11,404	—	—	11,404	372
Residential real estate	855	—	—	855	—
Total collateral dependent impaired loans	$41,641	$—	$—	$41,641	$2,284
Loans held for sale	$21,640	$—	$21,640	$—	$(813)
Other real estate owned	1,927	—	—	1,927	686
Premises, furniture and equipment held for sale	10,828	—	—	10,828	241
Servicing rights	6,890	—	—	6,890	(1,088)

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/22	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$174	Discounted cash flows	Closing ratio	0 - 99% (88%)(1)
Premises, furniture and equipment held for sale	6,851	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	8,401	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	7,840	Discounted cash flows	Discount rate	9.98 - 11.72% (10.02%)(4)
			Constant prepayment rate	7.8 - 14.2% (7.9%)(4)
Collateral dependent individually assessed loans:
Commercial and industrial	12,042	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	7,556	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Non-owner occupied commercial real estate	11,371	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,518	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	3,788	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0%-15%(3)
Residential real estate	1,607	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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
(4) The significant unobservable inputs used in the discounted cash flow analysis are the discount rate and constant prepayment rate.

	Fair Value at 12/31/21	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$1,306	Discounted cash flows	Closing ratio	0 - 99% (88%)(1)

Premises, furniture and equipment held for sale	10,828	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	1,927	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	6,890	Discounted cash flows	Discount rate	9 - 11% (9.02%)(4)
			Constant prepayment rate	13.1 - 18.6% (13.4%)(4)
Collateral dependent individually assessed loans:
Commercial and industrial	8,989	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-6%(3)
Owner occupied commercial real estate	8,447	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-7%(3)
Non-owner occupied commercial real estate	11,946	Modified appraised value	Third party appraisal	(2)
			Appraisal discounts	0-10%(3)
Agricultural and agricultural real estate	11,404	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(3)
Residential real estate	855	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-7%(5)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2022	December 31, 2021
Balance at January 1,	$1,306	$1,827
Total gains (losses), net, included in earnings	(1,828)	(2,345)
Issuances	3,683	15,403
Settlements	(2,987)	(13,579)
Balance at period end,	$174	$1,306

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2022, and December 31, 2021, were $174,000 and $1.3 million, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of December 31, 2022, and December 31, 2021, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,087	$363,087	$363,087	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,147,144	6,147,144	31,699	6,115,445	—
Held to maturity	829,403	776,557	—	776,557	—
Other investments	74,567	74,567	—	74,567	—
Loans held for sale	5,277	5,277	—	5,277	—
Loans, net:
Commercial	3,435,343	3,270,127	—	3,258,085	12,042
PPP	11,025	11,025	—	11,025	—
Owner occupied commercial real estate	2,251,359	2,084,665	—	2,077,109	7,556
Non-owner occupied commercial real estate	2,314,401	2,184,796	—	2,173,425	11,371
Real estate construction	1,046,084	1,039,244	—	1,037,726	1,518
Agricultural and agricultural real estate	917,876	842,637	—	838,849	3,788
Residential real estate	845,650	741,325	—	739,718	1,607
Consumer	497,131	480,018	—	480,018	—
Total Loans, net	11,318,869	10,653,837	—	10,615,955	37,882
Cash surrender value on life insurance	193,403	193,403	—	193,403	—
Derivative financial instruments(1)	46,293	46,293	—	46,293	—
Interest rate lock commitments	174	174	—	—	174
Forward commitments	47	47	—	47	—

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Deposits
Demand deposits	$5,701,340	$5,701,340	$—	$5,701,340	$—
Savings deposits	9,994,391	9,994,391	—	9,994,391	—
Time deposits	1,817,278	1,817,278	—	1,817,278	—
Short term borrowings	376,117	376,117	—	376,117	—
Other borrowings	371,753	372,473	—	372,473	—
Derivative financial instruments(2)	46,226	46,226	—	46,226	—
Forward commitments	99	99	—	99	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives, and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and undesignated interest rate swaps.

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$435,599	$435,599	$435,599	$—	$—
Time deposits in other financial institutions	2,894	2,894	2,894	—	—
Securities:
Carried at fair value	7,530,374	7,530,374	1,008	7,529,366	—
Held to maturity	84,709	94,139	—	94,139	—
Other investments	82,567	82,567	—	82,567	—
Loans held for sale	21,640	21,640	—	21,640	—
Loans, net:
Commercial and industrial	2,617,347	2,603,001	—	2,594,012	8,989
PPP	199,883	199,883	—	199,883	—
Owner occupied commercial real estate	2,221,120	2,222,030	—	2,213,583	8,447
Non-owner occupied commercial real estate	1,992,683	1,998,161	—	1,986,215	11,946
Real estate construction	833,581	844,578	—	844,578	—
Agricultural and agricultural real estate	748,540	749,238	—	737,834	11,404
Residential real estate	820,856	819,178	—	818,323	855
Consumer	410,474	415,487	—	415,487	—
Total Loans, net	9,844,484	9,851,556	—	9,809,915	41,641

			Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash surrender value on life insurance	$191,722	$191,722	$—	$191,722	$—
Derivative financial instruments(1)	23,891	23,891	—	23,891	—
Interest rate lock commitments	1,306	1,306	—	—	1,306
Forward commitments	32	32	—	32	—
Financial liabilities:
Deposits
Demand deposits	6,495,326	6,495,326	—	6,495,326	—
Savings deposits	8,897,909	8,897,909	—	8,897,909	—
Time deposits	1,024,020	1,024,020	—	1,024,020	—
Short term borrowings	131,597	131,597	—	131,597	—
Other borrowings	372,072	373,194	—	373,194	—
Derivative financial instruments(2)	25,099	25,099	—	25,099	—
Forward commitments	95	95	—	95	—

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

Securities — For equity securities with a readily determinable fair value and debt securities either held to maturity, available for sale or trading, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For Level 3 securities, HTLF utilizes independent pricing provided by third-party vendors or brokers.

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

TWENTY
REVENUE

ASC 606, Revenue from Contracts with Customers, requires revenue to be recognized at an amount that reflects the consideration to which HTLF expects to be entitled in exchange for transferring goods or services to a customer. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of HTLF's revenue streams including interest income, loan servicing income, net securities gain and losses, net unrealized gains and losses on equity securities, net gains on sale of loans held for sale, valuation adjustment on servicing rights, income from bank owned life insurance and other noninterest income are outside the scope of ASC 606. Revenue streams including service charges and fees, interchange fees on credit and debit cards, trust fees and brokerage and insurance commissions are within the scope of ASC 606.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2022, 2021, and 2020, in thousands:

	For the Years Ended December 31,
	2022	2021	2020
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$18,625	$16,414	$14,441
Overdraft fees	12,136	11,005	9,166
Customer service and other service fees	375	220	177
Credit card fee income	27,560	21,623	16,026
Debit card income	9,335	10,441	7,657
Total service charges and fees	68,031	59,703	47,467
Trust fees	22,570	24,417	20,862
Brokerage and insurance commissions	2,986	3,546	2,756
Total noninterest income in-scope of Topic 606	$93,587	$87,666	$71,085

Out-of-scope of Topic 606
Loan servicing income	$2,741	$3,276	$2,977
Securities gains (losses), net	(425)	5,910	7,793
Unrealized gain (loss) on equity securities, net	(622)	58	640
Net gains on sale of loans held for sale	9,032	20,605	28,515
Valuation adjustment on servicing rights	1,658	1,088	(1,778)
Income on bank owned life insurance	2,341	3,762	3,554
Other noninterest income	19,952	6,570	7,505
Total noninterest income out-of-scope of Topic 606	34,677	41,269	49,206
Total noninterest income	$128,264	$128,935	$120,291

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022, 2021, and 2020, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

TWENTY-ONE
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS (Dollars in thousands)
	December 31,
	2022	2021
Assets:
Cash and interest bearing deposits	$307,026	$259,830
Investment in subsidiaries	1,747,188	2,263,037
Other assets	94,953	81,020
Total assets	$2,149,167	$2,603,887
Liabilities and Stockholders’ equity:
Other borrowings	$370,930	$369,581
Accrued expenses and other liabilities	43,182	52,128
Total liabilities	414,112	421,709
Stockholders’ equity:
Preferred stock	110,705	110,705
Common stock	42,467	42,275
Capital surplus	1,080,964	1,071,956
Retained earnings	1,120,925	962,994
Accumulated other comprehensive loss	(620,006)	(5,752)
Total stockholders’ equity	1,735,055	2,182,178
Total liabilities and stockholders’ equity	$2,149,167	$2,603,887

INCOME STATEMENTS (Dollars in thousands)
	For the Years Ended December 31,
	2022	2021	2020
Operating revenues:
Dividends from subsidiaries	$142,500	$163,500	$83,000
Other	1,200	1,885	1,948
Total operating revenues	143,700	165,385	84,948
Operating expenses:
Interest	16,886	12,851	13,573
Salaries and employee benefits	7,225	7,509	8,147
Professional fees	11,594	5,161	4,310
Other operating expenses	10,474	10,984	4,939
Total operating expenses	46,179	36,505	30,969
Equity in undistributed earnings	98,983	75,368	73,430
Income before income tax benefit	196,504	204,248	127,409
Income tax benefit	15,676	15,675	10,529
Net income	212,180	219,923	137,938
Preferred dividends	(8,050)	(8,050)	(4,451)
Net income available to common stockholders	$204,130	$211,873	$133,487

STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$212,180	$219,923	$137,938
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(98,983)	(75,368)	(73,430)
Increase (decrease) in accrued expenses and other liabilities	(8,946)	8,723	8,419
Increase in other assets	(13,933)	(13,069)	(19,168)
Excess tax (expense) benefit from stock based compensation	131	312	(93)
Other, net	9,958	12,632	6,375
Net cash provided by operating activities	100,407	153,153	60,041
Cash flows from investing activities:
Capital contributions to subsidiaries	—	(34,000)	(70,000)
Net assets acquired	—	—	(41,982)
Net cash used by investing activities	—	(34,000)	(111,982)
Cash flows from financing activities:
Proceeds from borrowings	—	147,614	—
Repayments of borrowings	—	(44,417)	(7,000)
Cash dividends paid	(54,249)	(48,559)	(31,906)
Proceeds from issuance of preferred stock	—	—	110,705
Proceeds from issuance of common stock	1,038	1,311	3,004
Net cash provided by (used in) by financing activities	(53,211)	55,949	74,803
Net increase in cash and cash equivalents	47,196	175,102	22,862
Cash and cash equivalents at beginning of year	259,830	84,728	61,866
Cash and cash equivalents at end of year	$307,026	$259,830	$84,728
Supplemental disclosure:
Cumulative effect adjustment from the adoption of ASU 2016-13 on January 1, 2020	$—	$—	$14,891
Dividends declared, not paid	2,013	2,013	2,013
Stock consideration granted for acquisitions	—	—	217,202

TWENTY-TWO
LEASES

HTLF, as lessee, leases certain assets for use in its operations. Leased assets primarily include real estate property for retail branches, ATM locations and operations centers with terms extending through 2031. All HTLF's leases are classified as operating leases. HTLF excludes leases with an original term of twelve months or less and equipment leases (deemed immaterial) on the consolidated balance sheets.

The table below presents HTLF's right-of-use ("ROU") assets and lease liabilities as of December 31, 2022 and December 31, 2021, in thousands:

		As of December 31,
	Classification	2022	2021
Operating lease right-of-use assets	Other assets	$29,429	$22,630
Operating lease liabilities	Accrued expenses and other liabilities	$31,681	$26,125

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

The table below presents the lease costs and supplemental information as of December 31, 2022, 2021 and 2020, in thousands:

	Income Statement Category	As of December 31,
Lease Cost		2022	2021	2020
Operating lease cost	Occupancy expense	$7,256	$8,013	$6,071
Variable lease cost	Occupancy expense	16	47	72
Total lease cost		$7,272	$8,060	$6,143
Supplemental Information
Noncash reduction of ROU assets	Occupancy expense	$32	$1,244	$1,037
Noncash reduction lease liabilities	Occupancy expense	10	—	389

Supplemental balance sheet information		As of December 31, 2022
Weighted-average remaining operating lease term (in years)		6.19
Weighted-average discount rate for operating leases		2.37%

Included in the noncash reduction of ROU assets in 2022 and 2021 are expenses related to lease modifications and ROU acceleration related to lease abandonments.

HTLF recorded $360,000 of impairment on two leases in 2022, which was recorded in gain (loss) on sales/valuations of assets, net. HTLF did not record any impairment on leases in 2021, and $360,000 of impairment on one lease in 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2022 is as follows, in thousands:

Year ending December 31,
2023	$6,205
2024	5,712
2025	5,599
2026	4,938
2027	4,005
Thereafter	7,591
Total lease payments	$34,050
Less interest	(2,369)
Present value of lease liabilities	$31,681

TWENTY-THREE
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2022	December 31	September 30	June 30	March 31
Net interest income	$165,220	$155,876	$142,461	$134,679
Provision for credit losses	3,387	5,492	3,246	3,245
Net interest income after provision for credit losses	161,833	150,384	139,215	131,434
Noninterest income	29,975	29,181	34,539	34,569
Noninterest expense	117,218	108,883	106,479	110,797
Income taxes	13,936	14,118	15,402	12,117
Net income	60,654	56,564	51,873	43,089
Preferred dividends	(2,012)	(2,013)	(2,012)	(2,013)
Net income available to common stockholders	$58,642	$54,551	$49,861	$41,076

Per share:
Earnings per share-basic	$1.38	$1.28	$1.17	$0.97
Earnings per share-diluted	1.37	1.28	1.17	0.97
Cash dividends declared on common stock	0.28	0.27	0.27	0.27
Book value per common share	38.25	36.41	39.19	42.98
Weighted average common shares outstanding	42,578,977	42,574,557	42,474,835	42,359,582
Weighted average diluted common shares outstanding	42,699,752	42,643,940	42,565,391	42,540,953

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2021	December 31	September 30	June 30	March 31
Net interest income	$137,194	$142,543	$141,218	$139,605
Provision (benefit) for credit losses	(5,313)	(4,534)	(7,080)	(648)
Net interest income after provision for credit losses	142,507	147,077	148,298	140,253
Noninterest income	32,730	32,724	33,164	30,317
Noninterest expense	115,386	110,627	103,376	102,423
Income taxes	10,271	13,250	16,481	15,333
Net income	49,580	55,924	61,605	52,814
Preferred dividends	(2,012)	(2,013)	(2,012)	(2,013)
Net income available to common stockholders	$47,568	$53,911	$59,593	$50,801

Per share:
Earnings per share-basic	$1.12	$1.27	$1.41	$1.20
Earnings per share-diluted	1.12	1.27	1.41	1.20
Cash dividends declared on common stock	0.27	0.25	0.22	0.22
Book value per common share	49.00	48.79	48.50	46.13
Weighted average common shares outstanding	42,309,003	42,302,780	42,242,893	42,174,092
Weighted average diluted common shares outstanding	42,479,442	42,415,993	42,359,873	42,335,747

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans and unfunded loan commitments collectively evaluated

As discussed in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded loan commitments collectively evaluated for credit losses is comprised of an allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments (the collective ACL). As of December 31, 2022, the total allowance for credit losses related to loans and unfunded loan commitments was $109.5 million and $20.2 million, respectively, of which $102.4 million and $20.2 million, respectively, was related to the collective ACL. The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about past events, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported loan and commitment amounts, including expected defaults and prepayments. The allowance for credit losses on unfunded commitments leverages the same methodology utilized for the allowance for credit losses for loans. The Company estimates the collective ACL on a pool basis for loans and commitments with similar risk characteristics using 1) a transition matrix model derived probability of default (PD) and loss given default (LGD) methodology, which is based on transition of loans between risk ratings and through default based on the Company’s historical loss experience, for certain commercial and agricultural loans, or 2) a lifetime average historical loss model for all other commercial and agricultural loans, residential real estate loans, consumer loans, and commitments. A portion of the collective ACL on outstanding loans and commitments is comprised of qualitative adjustments, based on a comparison of current conditions to the average conditions over the look back period. The qualitative adjustments are determined by the Company using an anchoring approach to determine the minimum and maximum amount of qualitative allowance, which is determined by comparing the highest and lowest historical lifetime average loss rate to the current quantitative allowance rate to calculate the rate for the adjustment. The collective ACL utilizes an overlay approach for its economic forecasting component which incorporates a reasonable and supportable forecast of various macro-economic indices. The Company utilizes an economic forecast scenario which reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. For the allowance for credit losses on unfunded loan commitments, the Company separately estimates the exposure at default using estimated average utilization rates.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ACL estimate. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD and LGD and the related assumption of the risk ratings for certain commercial and agricultural loans, (2) the lifetime average historical loss rates, and (3) the method used to estimate the economic forecasting component of the qualitative component and determination of that component, certain assumptions related to the qualitative component including the reasonable supportable forecast period, anchoring, and weighting. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD model and lifetime average historical loss model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:

•development and approval of the collective ACL methodology

•continued use of the PD and LGD model and lifetime average historical loss model

•identification and determination of the assumptions used in the PD and LGD model

•identification and determination of the assumptions used in the lifetime average historical loss model

•development of the qualitative adjustments, including the method used to estimate the economic forecasting component overlay, and related assumptions including the anchoring and weighting approaches, and the reasonable and supportable forecast period

•analysis of the collective ACL results, trends and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in evaluating:

•the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•judgments made by the Company relative to the continued use of the PD and LGD model and lifetime average historical loss model, by comparing them to relevant Company-specific metrics and trends and applicable industry and regulatory practices

•the conceptual soundness of the PD and LGD model and lifetime average historical loss model by inspecting the model documentation to determine whether the models are suitable for their intended use

•the length of the look back period by comparing it to Company specific portfolio risk characteristics and trends

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
February 23, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited HTLF’s consolidated financial statements as of and for the year ended December 31, 2022, included herein, has issued a report on HTLF’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to HTLF's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect HTLF's internal control over financial reporting.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Heartland Financial USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2023

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for HTLF’s 2023 Annual Meeting of Stockholders to be held on June 14, 2023, (the "2023 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Delinquent Section 16(a) Reports," "Corporate Governance and the Board of Directors - Stockholder Communications with the Board, Nomination and Proposal Procedures," "Corporate Governance and the Board of Directors - Committees of the Board," and "Corporate Governance and the Board of Directors - Code of Business Conduct and Ethics" is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2023 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2023 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2023 Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Des Moines, IA., Auditor Firm ID: 185.

The information in the 2023 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

4.15	Form of Depositary Receipt representing Depositary Shares (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on June 26, 2020 ).

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

10.5	(2)	Form of Amendment to Change of Control Agreements (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2020).

10.6	(2)	Heartland Financial USA, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 20, 2016).

10.7	(2)
Business Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2019).

10.8
First Amendment dated June 16, 2020 to Business Loan Agreement dated June 14, 2019 June 16, 2020 to Business Loan Agreement dated June 14, 2019, between Heartland Financial USA, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.9	(3)
Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated July 1, 2021, and Amendment 1 to Agreement dated as of July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 5, 2021).

10.10	(2)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2019.

10.11	(2)
Form of Stock Options Award Agreement under the Heartland Financial USA, INC. 2020 Long-Term Incentive Plan vesting in the first, second, third and fourth years following the original grant award with a expiration date of 12/1/2032 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 5, 2022.

10.12	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2022).

10.13	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.14	(2)
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2022).

10.15	(2)
Form of Performance -Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.16	(2)	Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 6, 2020).

10.17	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for the time - based awards 3 year cliff vesting (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.18	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

10.19	(1)(2)	Form of Member Board Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

21.1	(1)	Subsidiaries of the Registrant.

23.1	(1)	Consent of KPMG LLP.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	(1)	Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

104	(1)	Cover page formatted in Inline Extensible Business Reporting Language

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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer
Date:    February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2023.

By:	/s/ Bruce K. Lee	/s/ Bryan R. McKeag
	Bruce K. Lee	Bryan R. McKeag
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Financial Officer)

	/s/ Janet M. Quick	/s/ Robert B. Engel
	Janet M. Quick	Robert B. Engel
	Executive Vice President and Deputy Chief Financial Officer	Director
(Principal Accounting Officer)

	/s/ Thomas L. Flynn	/s/ Jennifer K. Hopkins
	Thomas L. Flynn	Jennifer K. Hopkins
	Director	Director

	/s/ Christopher S. Hylen	/s/ Susan G. Murphy
	Christopher S. Hylen	Susan G. Murphy
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

	/s/ Kathryn Graves Unger	/s/ Duane E. White
	Kathryn Graves Unger	Duane E. White
	Director	Director