Form 10-Q
period 2023-03-31
HEARTLAND FINANCIAL USA INC
filed 2023-05-05
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2023

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
(Address of principal executive offices)(Zip Code)
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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 4, 2023, the Registrant had outstanding 42,558,995 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and due from banks	$274,354	$309,045
Interest bearing deposits with other banks and other short-term investments	87,757	54,042
Cash and cash equivalents	362,111	363,087
Time deposits in other financial institutions	1,740	1,740
Securities:
Carried at fair value (cost of $6,670,971 at March 31, 2023, and $6,788,729 at December 31, 2022)	6,096,657	6,147,144
Held to maturity, net of allowance for credit losses of $0 at both March 31, 2023, and December 31, 2022 (fair value of $815,672 at March 31, 2023, and $776,557 at December 31, 2022)	832,098	829,403
Other investments, at cost	72,364	74,567
Loans held for sale	10,425	5,277
Loans receivable:
Held to maturity	11,495,353	11,428,352
Allowance for credit losses	(112,707)	(109,483)
Loans receivable, net	11,382,646	11,318,869
Premises, furniture and equipment, net	186,868	190,479
Premises, furniture and equipment held for sale	4,399	6,851
Other real estate, net	7,438	8,401
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	23,366	25,154
Servicing rights, net	—	7,840
Cash surrender value on life insurance	194,419	193,403
Other assets	432,008	496,008
TOTAL ASSETS	$20,182,544	$20,244,228
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$5,119,554	$5,701,340
Savings	9,256,609	9,994,391
Time	3,305,183	1,817,278
Total deposits	17,681,346	17,513,009
Short-term borrowings	92,337	376,117
Other borrowings	372,097	371,753
Accrued expenses and other liabilities	207,359	248,294
TOTAL LIABILITIES	18,353,139	18,509,173
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 6,104 shares at both March 31, 2023, and December 31, 2022; none issued or outstanding at both March 31, 2023, and December 31, 2022)	—	—
Series A Junior Participating preferred stock (par value $1 per share; authorized 16,000 shares; none issued or outstanding at both March 31, 2023, and December 31, 2022)	—	—
Series B Fixed Rate Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2023, and December 31, 2022; none issued or outstanding at both March 31, 2023, and December 31, 2022)	—	—
Series C Senior Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 81,698 shares authorized at both March 31, 2023, and December 31, 2022; none issued or outstanding at both March 31, 2023, and December 31, 2022)	—	—
Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock (par value $1 per share; 3,000 shares authorized at both March 31, 2023, and December 31, 2022; none issued or outstanding at both March 31, 2023, and December 31, 2022)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both March 31, 2023, and December 31, 2022; 11,500 shares issued and outstanding at both March 31, 2023 and December 31, 2022)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both March 31, 2023, and December 31, 2022; issued 42,558,726 shares at March 31, 2023, and 42,467,394 shares at December 31, 2022)	42,559	42,467
Capital surplus	1,084,112	1,080,964
Retained earnings	1,158,948	1,120,925
Accumulated other comprehensive loss	(566,919)	(620,006)
TOTAL STOCKHOLDERS' EQUITY	1,829,405	1,735,055
TOTAL LIABILITIES AND EQUITY	$20,182,544	$20,244,228

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Interest and fees on loans	$153,843	$102,369
Interest on securities:
Taxable	55,976	32,620
Nontaxable	6,028	6,202
Interest on interest bearing deposits in other financial institutions	1,131	71
TOTAL INTEREST INCOME	216,978	141,262
INTEREST EXPENSE:
Interest on deposits	56,898	2,977
Interest on short-term borrowings	2,422	46
Interest on other borrowings (includes $591 and $0 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively)	5,446	3,560
TOTAL INTEREST EXPENSE	64,766	6,583
NET INTEREST INCOME	152,212	134,679
Provision for credit losses	3,074	3,245
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,138	131,434
NONINTEREST INCOME:
Service charges and fees	17,136	15,251
Loan servicing income	714	286
Trust fees	5,657	6,079
Brokerage and insurance commissions	696	869
Capital markets fees	2,449	3,039
Securities (losses) gains, net (includes $(1,104) and $1,991 of net security (losses) gains reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively)	(1,104)	2,872
Unrealized gain (loss) on equity securities, net	193	(283)
Net gains on sale of loans held for sale	1,831	3,411
Valuation adjustment on servicing rights	—	1,658
Income on bank owned life insurance	964	524
Other noninterest income	1,463	863
TOTAL NONINTEREST INCOME	29,999	34,569
NONINTEREST EXPENSES:
Salaries and employee benefits	62,149	66,174
Occupancy	7,209	7,362
Furniture and equipment	2,915	3,519
Professional fees	16,076	15,156
Advertising	1,985	1,555
Core deposit and customer relationship intangibles amortization	1,788	2,054
Other real estate and loan collection expenses	155	195
Loss on sales/valuations of assets, net	1,115	46
Acquisition, integration and restructuring costs	1,673	576
Partnership investment in tax credit projects	538	77
Other noninterest expenses	15,440	14,083
TOTAL NONINTEREST EXPENSES	111,043	110,797
INCOME BEFORE INCOME TAXES	68,094	55,206
Income taxes (includes $426 and $503 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively)	15,318	12,117
NET INCOME	52,776	43,089
Preferred dividends	(2,013)	(2,013)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,763	$41,076
EARNINGS PER COMMON SHARE - BASIC	$1.19	$0.97
EARNINGS PER COMMON SHARE - DILUTED	$1.19	$0.97
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.27
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2023	2022
NET INCOME	$52,776	$43,089
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale securities:
Net change in unrealized gain (loss) on securities	66,167	(378,690)
Reclassification adjustment for net (gains) losses realized in net income	1,104	(1,991)
Income tax (expense) benefit	(17,921)	99,370
Other comprehensive income (loss) on available for sale securities	49,350	(281,311)
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,740	—
Income tax expense	(1,060)	—
Other comprehensive income on held to maturity securities	1,680	—
Change in cash flow hedges:
Net change in unrealized gain on derivatives	1,952	—
Reclassification adjustment for net losses on derivatives realized in net income	764	181
Income taxes	(659)	(39)
Other comprehensive income on cash flow hedges	2,057	142
Other comprehensive income (loss)	53,087	(281,169)
TOTAL COMPREHENSIVE INCOME (LOSS)	$105,863	$(238,080)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,776	$43,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,484	6,831
Provision for credit losses	3,074	3,245
Net amortization of premium on securities	7,159	19,352
Securities losses (gains), net	1,104	(2,872)
Unrealized (gain) loss on equity securities, net	(193)	283
Stock based compensation	4,719	2,704
Loans originated for sale	(43,257)	(99,331)
Proceeds on sales of loans held for sale	39,916	101,260
Net gains on sale of loans held for sale	(1,807)	(2,974)
(Increase) decrease in accrued interest receivable	(130)	6,282
Decrease (increase) in prepaid expenses	806	(4,765)
Increase (decrease) in accrued interest payable	13,462	(100)
Capitalization of servicing rights	(24)	(437)
Valuation adjustment on servicing rights	—	(1,658)
Loss on sales/valuations of assets, net	1,115	46
Net excess tax benefit from stock based compensation	46	172
Other, net	(9,818)	12,652
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,432	83,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	146,448	824,071
Proceeds from the sale of securities held to maturity	—	2,337
Proceeds from the maturity of and principal paydowns on securities available for sale	150,941	290,347
Proceeds from the maturity of and principal paydowns on securities held to maturity	69	1,067
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	3,644	1,982
Purchase of securities available for sale	(187,726)	(1,007,992)
Purchase of other investments	(1,441)	(1,385)
Net increase in loans	(66,180)	(235,696)
Purchase of bank owned life insurance policies	(51)	(5)
Proceeds from sale of mortgage servicing rights	6,714	—
Capital expenditures	(248)	(2,544)
Proceeds from the sale of equipment	1,270	214
Proceeds on sale of OREO and other repossessed assets	1,136	1,157
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$54,576	$(126,447)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits	$(581,786)	$(119,077)
Net (decrease) increase in savings deposits	(737,782)	338,518
Net increase in time deposit accounts	1,487,905	29,988
Net decrease in short-term borrowings	(234,780)	(24,225)
Proceeds from short term advances	1,000	—
Repayments of short term advances	(50,000)	—
Repayments of other borrowings	(30)	(79)
Proceeds from issuance of common stock	242	274
Dividends paid	(14,753)	(13,428)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(129,984)	211,971
Net (decrease) increase in cash and cash equivalents	(976)	169,303
Cash and cash equivalents at beginning of year	363,087	435,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$362,111	$604,902
Supplemental disclosures:
Cash paid for income/franchise taxes	$1,264	$32
Cash paid for interest	51,304	6,683
Loans transferred to OREO	211	653
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	3,741	3,250
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	5,167	—
Dividends declared, not paid	2,013	2,013

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				43,089	(281,169)	(238,080)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.27 per share				(11,415)		(11,415)
Issuance of 94,644 shares of common stock		95	(1,612)			(1,517)
Stock based compensation			2,704			2,704
Balance at March 31, 2022	$110,705	$42,370	$1,073,048	$992,655	$(286,921)	$1,931,857

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				52,776	53,087	105,863
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,740)		(12,740)
Issuance of 91,332 shares of common stock		92	(1,571)			(1,479)
Stock based compensation			4,719			4,719
Balance at March 31, 2023	$110,705	$42,559	$1,084,112	$1,158,948	$(566,919)	$1,829,405

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2022, included in the Annual Report on Form 10-K of Heartland Financial USA, Inc. ("HTLF") filed with the Securities and Exchange Commission ("SEC") on February 23, 2023. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

During the first quarter of 2023, HTLF reclassified swap and loan syndication income (collectively, "capital markets fees") to capital markets fees from other noninterest income on the consolidated statements of income, and all prior periods have been adjusted.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended March 31,
	2023	2022
Net income	$52,776	$43,089
Preferred dividends	(2,013)	(2,013)
Net income available to stockholders	$50,763	$41,076

Weighted average common shares outstanding for basic earnings per share	42,615	42,360
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	128	181
Weighted average common shares for diluted earnings per share	42,743	42,541
Earnings per common share — basic	$1.19	$0.97
Earnings per common share — diluted	$1.19	$0.97
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	50	—
Number of antidilutive stock options excluded from diluted earnings per share computation	61	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Following the end of the first quarter, one of the Banks had deposit items returned to it resulting in an overdraft with respect to a single long-term customer totaling $5.3 million. Following the overdraft, HTLF's initial assessment indicates a potential credit exposure range of $5.3-$7.0 million. HTLF continues to assess the situation and plans to actively pursue potential remedies and strategies with respect to the customer to address the overdraft and mitigate any potential loss arising from it.

Effect of New Financial Accounting Standards

ASU 2022-02

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." These amendments eliminate the troubled debt restructurings ("TDR") recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross charge-offs by year of origination for loans receivable within the scope of Subtopic 326-20. The guidance was effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. HTLF adopted this ASU on January 1, 2023, as required, and these amendments were applied prospectively.

In March 2023, the FASB issued ASU 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. This ASU is effective on January 1, 2024 and may be applied on either a modified retrospective or retrospective basis or, for certain changes, on a prospective basis, and early adoption is permitted. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
U.S. treasuries	$32,391	$33	$(492)	$31,932
U.S. agencies	49,062	—	(5,478)	43,584
Obligations of states and political subdivisions	1,023,650	47	(135,775)	887,922
Mortgage-backed securities - agency	2,002,260	85	(244,876)	1,757,469
Mortgage-backed securities - non-agency	2,260,462	3,739	(146,319)	2,117,882
Commercial mortgage-backed securities - agency	99,914	—	(13,892)	86,022
Commercial mortgage-backed securities - non-agency	675,425	—	(17,551)	657,874
Asset-backed securities	448,001	—	(12,478)	435,523
Corporate bonds	59,202	—	(1,357)	57,845
Total debt securities	6,650,367	3,904	(578,218)	6,076,053
Equity securities with a readily determinable fair value	20,604	—	—	20,604
Total	$6,670,971	$3,904	$(578,218)	$6,096,657
December 31, 2022
U.S. treasuries	$32,369	$8	$(678)	$31,699
U.S. agencies	49,437	—	(6,302)	43,135
Obligations of states and political subdivisions	1,049,578	14	(170,155)	879,437
Mortgage-backed securities - agency	2,042,092	56	(270,043)	1,772,105
Mortgage-backed securities - non-agency	2,327,308	1,417	(146,849)	2,181,876
Commercial mortgage-backed securities - agency	100,518	—	(15,395)	85,123
Commercial mortgage-backed securities - non-agency	679,511	—	(20,052)	659,459
Asset-backed securities	428,397	—	(12,343)	416,054
Corporate bonds	59,205	—	(1,263)	57,942
Total debt securities	6,768,415	1,495	(643,080)	6,126,830
Equity securities with a readily determinable fair value	20,314	—	—	20,314
Total	$6,788,729	$1,495	$(643,080)	$6,147,144

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Obligations of states and political subdivisions	$832,098	$3,882	$(20,308)	$815,672
Total	$832,098	$3,882	$(20,308)	$815,672
December 31, 2022
Obligations of states and political subdivisions	$829,403	$3,096	$(55,942)	$776,557
Total	$829,403	$3,096	$(55,942)	$776,557

As of March 31, 2023, and December 31, 2022, HTLF had $30.6 million and $33.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$875	$867
Due in 1 to 5 years	86,596	85,549
Due in 5 to 10 years	55,440	48,402
Due after 10 years	1,021,394	886,465
Total debt securities	1,164,305	1,021,283
Mortgage and asset-backed securities	5,486,062	5,054,770
Equity securities with a readily determinable fair value	20,604	20,604
Total investment securities	$6,670,971	$6,096,657

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,243	$1,246
Due in 1 to 5 years	71,115	70,976
Due in 5 to 10 years	143,654	143,498
Due after 10 years	616,086	599,952
Total debt securities	$832,098	$815,672

As of March 31, 2023, and December 31, 2022, securities with a carrying value of $2.96 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three months ended March 31, 2023 and 2022, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$146,448	$824,071
Gross security gains	—	6,941
Gross security losses	1,104	4,950

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of March 31, 2023, and December 31, 2022. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2022, and December 31, 2021, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2023
U.S. treasuries	$25,913	$(492)	3	$—	$—	—	$25,913	$(492)	3
U.S. agencies	133	(2)	2	43,451	(5,476)	4	43,584	(5,478)	6
Obligations of states and political subdivisions	88,910	(3,541)	20	794,010	(132,234)	155	882,920	(135,775)	175
Mortgage-backed securities - agency	52,854	(4,839)	30	1,701,881	(240,037)	187	1,754,735	(244,876)	217
Mortgage-backed securities - non-agency	362,023	(26,315)	12	1,165,995	(120,004)	41	1,528,018	(146,319)	53
Commercial mortgage-backed securities - agency	3,607	(146)	2	82,415	(13,746)	18	86,022	(13,892)	20
Commercial mortgage-backed securities - non-agency	119,454	(5,360)	8	498,815	(12,191)	12	618,269	(17,551)	20
Asset-backed securities	137,105	(3,582)	3	94,100	(8,896)	10	231,205	(12,478)	13
Corporate bonds	51,892	(601)	3	5,953	(756)	5	57,845	(1,357)	8
Total temporarily impaired securities	$841,891	$(44,878)	83	$4,386,620	$(533,340)	432	$5,228,511	$(578,218)	515
December 31, 2022
U.S. treasuries	$28,699	$(678)	4	$—	$—	—	$28,699	$(678)	4
U.S. agencies	16,487	(222)	5	26,648	(6,080)	2	43,135	(6,302)	7
Obligations of states and political subdivisions	288,457	(28,378)	69	589,641	(141,777)	113	878,098	(170,155)	182
Mortgage-backed securities - agency	241,288	(21,420)	99	1,528,951	(248,623)	126	1,770,239	(270,043)	225
Mortgage-backed securities - non-agency	950,054	(70,213)	25	693,531	(76,636)	25	1,643,585	(146,849)	50
Commercial mortgage-backed securities - agency	27,732	(2,291)	12	57,392	(13,104)	7	85,124	(15,395)	19
Commercial mortgage-backed securities - non-agency	530,541	(16,830)	15	84,619	(3,222)	4	615,160	(20,052)	19
Asset-backed securities	118,613	(6,107)	7	56,621	(6,236)	6	175,234	(12,343)	13
Corporate bonds	57,544	(1,257)	7	398	(6)	1	57,942	(1,263)	8
Total temporarily impaired securities	$2,259,415	$(147,396)	243	$3,037,801	$(495,684)	284	$5,297,216	$(643,080)	527

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2023 and 2022.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2023 and 2022.

Based on HTLF's credit loss methodology applicable to held to maturity debt securities, no allowance for credit losses was required at both March 31, 2023, and December 31, 2022.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of March 31, 2023, and December 31, 2022, which are updated quarterly and used to monitor the credit quality of the securities:

	March 31, 2023	December 31, 2022
Rating
AAA	$79,848	$79,598
AA, AA+, AA-	590,034	588,354
A+, A, A-	137,368	136,624
BBB	20,599	20,623
Not Rated	4,249	4,204
Total	$832,098	$829,403

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Chicago, Dallas and Topeka at an amortized cost of $8.9 million at March 31, 2023, and $12.3 million at December 31, 2022.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2023, and December 31, 2022, did not consider the investments to be impaired.
NOTE 3: LOANS

Loans as of March 31, 2023, and December 31, 2022, were as follows, in thousands:

	March 31, 2023	December 31, 2022
Loans receivable held to maturity:
Commercial and industrial	$3,498,345	$3,464,414
Paycheck Protection Program ("PPP")	8,258	11,025
Owner occupied commercial real estate	2,312,538	2,265,307
Non-owner occupied commercial real estate	2,421,341	2,330,940
Real estate construction	1,102,186	1,076,082
Agricultural and agricultural real estate	810,183	920,510
Residential real estate	841,084	853,361
Consumer	501,418	506,713
Total loans receivable held to maturity	11,495,353	11,428,352
Allowance for credit losses	(112,707)	(109,483)
Loans receivable, net	$11,382,646	$11,318,869

As of March 31, 2023, and December 31, 2022, HTLF had $51.7 million and $49.1 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at March 31, 2023, and December 31, 2022, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
March 31, 2023
Commercial and industrial	$9,144	$22,679	$31,823	$19,953	$3,478,392	$3,498,345
PPP	—	—	—	—	8,258	8,258
Owner occupied commercial real estate	376	13,775	14,151	7,784	2,304,754	2,312,538
Non-owner occupied commercial real estate	—	17,062	17,062	10,983	2,410,358	2,421,341
Real estate construction	—	30,138	30,138	1,498	1,100,688	1,102,186
Agricultural and agricultural real estate	62	2,484	2,546	5,116	805,067	810,183
Residential real estate	—	7,564	7,564	788	840,296	841,084
Consumer	—	9,423	9,423	—	501,418	501,418
Total	$9,582	$103,125	$112,707	$46,122	$11,449,231	$11,495,353

December 31, 2022
Commercial and industrial	$6,670	$22,401	$29,071	$18,712	$3,445,702	$3,464,414
PPP	—	—	—	—	11,025	11,025
Owner occupied commercial real estate	376	13,572	13,948	7,932	2,257,375	2,265,307
Non-owner occupied commercial real estate	—	16,539	16,539	11,371	2,319,569	2,330,940
Real estate construction	—	29,998	29,998	1,518	1,074,564	1,076,082
Agricultural and agricultural real estate	63	2,571	2,634	3,851	916,659	920,510
Residential real estate	—	7,711	7,711	1,607	851,754	853,361
Consumer	—	9,582	9,582	—	506,713	506,713
Total	$7,109	$102,374	$109,483	$44,991	$11,383,361	$11,428,352

The following table shows the amortized cost basis as of March 31, 2023, of the loans modified to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
March 31, 2023
Commercial	$3,682	0.11%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.22
Real estate construction	1,498	0.06	—	—
Residential real estate	762	0.01	—	—
Total	$5,942	0.05%	$5,043	0.22%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty in the three months ending March 31, 2023.

Loan Type	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	10	0
Owner occupied commercial real estate	0	12
Real estate construction	6	0
Residential real estate	12	0

At March 31, 2023, there were no commitments to extend credit to any of the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2023, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the three months ended March 31, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
March 31, 2023
Commercial and industrial	$—	$—	$—	$—	$3,682	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,498
Residential real estate	—	—	—	—	—	762
Total	$—	$—	$—	$—	$8,725	$2,260

HTLF's internal rating system is a series of grades reflecting management's credit risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration and risk rating migration analysis.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of March 31, 2023, and December 31, 2022.

The following tables show the risk category of loans by loan category, year of origination and charge-offs as of March 31, 2023, in thousands:

As of March 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$171,784	$945,388	$401,138	$236,351	$94,489	$355,412	$1,129,728	$3,334,290
Watch	372	14,254	3,822	3,023	6,093	4,914	25,162	57,640
Substandard	2,116	10,883	14,284	9,093	21,814	11,594	36,631	106,415
Commercial and industrial total	$174,272	$970,525	$419,244	$248,467	$122,396	$371,920	$1,191,521	$3,498,345
Commercial and industrial charge-offs	$—	$219	$95	$8	$—	$788	$341	$1,451

PPP
Pass	$—	$—	$6,731	$102	$—	$—	$—	$6,833
Watch	—	—	6	—	—	—	—	6
Substandard	—	—	1,419	—	—	—	—	1,419
PPP total	$—	$—	$8,156	$102	$—	$—	$—	$8,258
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied commercial real estate
Pass	$90,398	$524,526	$753,107	$241,589	$263,294	$261,584	$34,578	$2,169,076
Watch	—	21,288	13,401	13,915	7,105	12,568	—	68,277
Substandard	6,107	7,172	23,591	22,360	5,484	9,721	750	75,185
Owner occupied commercial real estate total	$96,505	$552,986	$790,099	$277,864	$275,883	$283,873	$35,328	$2,312,538
Owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$14	$—	$14

Non-owner occupied commercial real estate
Pass	$141,649	$730,364	$543,098	$208,137	$257,733	$305,784	$73,088	$2,259,853
Watch	—	8,093	1,368	3,566	38,876	53,877	—	105,780
Substandard	—	—	6,690	1,624	15,477	31,917	—	55,708
Non-owner occupied commercial real estate total	$141,649	$738,457	$551,156	$213,327	$312,086	$391,578	$73,088	$2,421,341
Non-owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction
Pass	$45,771	$625,728	$303,674	$77,340	$20,886	$7,174	$8,224	$1,088,797
Watch	—	6,574	1,085	1,244	—	103	—	9,006
Substandard	—	3,428	356	121	434	44	—	4,383
Real estate construction total	$45,771	$635,730	$305,115	$78,705	$21,320	$7,321	$8,224	$1,102,186
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$39,667	$249,164	$125,673	$73,366	$31,283	$56,019	$197,976	$773,148
Watch	241	1,225	549	3,843	496	935	1,346	8,635
Substandard	—	7,618	3,378	212	1,154	15,017	1,021	28,400
Agricultural and agricultural real estate total	$39,908	$258,007	$129,600	$77,421	$32,933	$71,971	$200,343	$810,183
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$18,663	$181,925	$260,225	$62,951	$37,551	$238,866	$21,172	$821,353
Watch	—	2,549	2,618	85	1,372	5,415	433	12,472
Substandard	811	59	1,308	838	38	4,205	—	7,259
Residential real estate total	$19,474	$184,533	$264,151	$63,874	$38,961	$248,486	$21,605	$841,084
Residential real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of March 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Consumer
Pass	$11,806	$75,894	$44,501	$10,554	$5,180	$18,586	$328,689	$495,210
Watch	—	51	227	59	109	1,524	1,434	3,404
Substandard	9	209	339	220	261	1,565	201	2,804
Consumer total	$11,815	$76,154	$45,067	$10,833	$5,550	$21,675	$330,324	$501,418
Consumer charge-offs	$—	$24	$26	$11	$11	$6	$608	$686

Total Pass	$519,738	$3,332,989	$2,438,147	$910,390	$710,416	$1,243,425	$1,793,455	$10,948,560
Total Watch	613	54,034	23,076	25,735	54,051	79,336	28,375	265,220
Total Substandard	9,043	29,369	51,365	34,468	44,662	74,063	38,603	281,573
Total Loans	$529,394	$3,416,392	$2,512,588	$970,593	$809,129	$1,396,824	$1,860,433	$11,495,353

Total Charge-offs	$—	$243	$121	$19	$11	$808	$949	$2,151

The following table show the risk category of loans by loan category and year of origination as of December 31, 2022, in thousands.

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$967,103	$442,001	$260,021	$101,998	$57,776	$421,312	$1,064,333	$3,314,544
Watch	12,638	1,370	685	5,487	2,882	3,315	21,984	48,361
Substandard	6,691	14,366	9,369	22,171	5,546	6,758	36,608	101,509
Commercial and industrial total	$986,432	$457,737	$270,075	$129,656	$66,204	$431,385	$1,122,925	$3,464,414
PPP
Pass	$—	$7,807	$526	$—	$—	$—	$—	$8,333
Watch	—	7	—	—	—	—	—	7
Substandard	—	2,685	—	—	—	—	—	2,685
PPP total	$—	$10,499	$526	$—	$—	$—	$—	$11,025
Owner occupied commercial real estate
Pass	$511,547	$781,946	$255,476	$266,228	$103,943	$179,503	$34,117	$2,132,760
Watch	22,079	3,410	12,346	8,520	3,645	11,899	—	61,899
Substandard	2,971	23,802	26,490	6,358	2,574	7,353	1,100	70,648
Owner occupied commercial real estate total	$536,597	$809,158	$294,312	$281,106	$110,162	$198,755	$35,217	$2,265,307
Non-owner occupied commercial real estate
Pass	$756,059	$515,075	$227,383	$261,964	$127,400	$210,289	$70,398	$2,168,568
Watch	8,131	792	2,849	38,218	38,510	16,180	547	105,227
Substandard	202	6,784	1,838	16,019	22,332	9,970	—	57,145
Non-owner occupied commercial real estate total	$764,392	$522,651	$232,070	$316,201	$188,242	$236,439	$70,945	$2,330,940
Real estate construction
Pass	$597,370	$328,391	$88,660	$21,221	$2,568	$6,274	$8,252	$1,052,736
Watch	665	16,218	1,257	—	—	122	—	18,262
Substandard	2,587	356	173	446	1,478	44	—	5,084
Real estate construction total	$600,622	$344,965	$90,090	$21,667	$4,046	$6,440	$8,252	$1,076,082

Agricultural and agricultural real estate
Pass	$324,791	$140,252	$79,307	$34,447	$22,600	$38,672	$239,686	$879,755
Watch	3,795	515	3,865	641	444	672	902	10,834
Substandard	8,674	3,224	204	1,859	12,323	2,682	955	29,921
Agricultural and agricultural real estate total	$337,260	$143,991	$83,376	$36,947	$35,367	$42,026	$241,543	$920,510

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Residential real estate
Pass	$189,133	$268,561	$64,627	$39,468	$34,863	$217,489	$23,331	$837,472
Watch	706	1,095	88	957	2,296	2,237	399	7,778
Substandard	28	1,273	1,024	99	792	4,895	—	8,111
Residential real estate total	$189,867	$270,929	$65,739	$40,524	$37,951	$224,621	$23,730	$853,361

Consumer
Pass	$80,592	$47,787	$11,722	$6,022	$4,840	$24,655	$325,247	$500,865
Watch	20	191	35	119	74	1,584	953	2,976
Substandard	188	331	242	303	75	1,539	194	2,872
Consumer total	$80,800	$48,309	$11,999	$6,444	$4,989	$27,778	$326,394	$506,713

Total Pass	$3,426,595	$2,531,820	$987,722	$731,348	$353,990	$1,098,194	$1,765,364	$10,895,033
Total Watch	48,034	23,598	21,125	53,942	47,851	36,009	24,785	255,344
Total Substandard	21,341	52,821	39,340	47,255	45,120	33,241	38,857	277,975
Total Loans	$3,495,970	$2,608,239	$1,048,187	$832,545	$446,961	$1,167,444	$1,829,006	$11,428,352

Included in the nonpass loans at March 31, 2023, and December 31, 2022, were $1.4 million and $2.7 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration ("SBA").

As of March 31, 2023, HTLF had $1.3 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at March 31, 2023, and December 31, 2022, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2023
Commercial and industrial	$2,783	$800	$24	$3,607	$3,470,831	$23,907	$3,498,345
PPP	—	—	—	—	8,258	—	8,258
Owner occupied commercial real estate	3,365	377	—	3,742	2,300,588	8,208	2,312,538
Non-owner occupied commercial real estate	748	—	—	748	2,409,369	11,224	2,421,341
Real estate construction	642	—	5	647	1,099,267	2,272	1,102,186
Agricultural and agricultural real estate	255	—	17	272	802,741	7,170	810,183
Residential real estate	1,073	41	41	1,155	835,781	4,148	841,084
Consumer	1,203	397	87	1,687	498,594	1,137	501,418
Total gross loans receivable held to maturity	$10,069	$1,615	$174	$11,858	$11,425,429	$58,066	$11,495,353
December 31, 2022
Commercial and industrial	$1,099	$356	$131	$1,586	$3,440,062	$22,766	$3,464,414
PPP	—	—	—	—	11,006	19	11,025
Owner occupied commercial real estate	12	127	—	139	2,256,365	8,803	2,265,307
Non-owner occupied commercial real estate	—	—	—	—	2,319,282	11,658	2,330,940
Real estate construction	16	28	—	44	1,073,687	2,351	1,076,082
Agricultural and agricultural real estate	48	—	142	190	914,088	6,232	920,510
Residential real estate	1,206	152	—	1,358	846,739	5,264	853,361
Consumer	1,526	196	—	1,722	503,853	1,138	506,713
Total gross loans receivable held to maturity	$3,907	$859	$273	$5,039	$11,365,082	$58,231	$11,428,352

Loans delinquent 30 to 89 days as a percent of total loans were 0.10% at March 31, 2023, compared to 0.04% at December 31, 2022. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2023 and March 31, 2022. As of March 31, 2023, and December 31, 2022, HTLF had $28.8 million and $26.7 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three months ended March 31, 2023, and March 31, 2022, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(1,451)	(14)	—	—	—	—	(686)	(2,151)
Recoveries	1,722	112	—	17	10	19	1,311	3,191
Provision (benefit)	2,481	105	523	123	(98)	(166)	(784)	2,184
Balance at March 31, 2023	$31,823	$14,151	$17,062	$30,138	$2,546	$7,564	$9,423	$112,707

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(4,500)	—	(129)	—	(3,104)	(88)	(5,396)	(13,217)
Recoveries	206	40	33	7	453	—	284	1,023
Provision (benefit)	2,356	(1,279)	(1,799)	(1,148)	105	(464)	4,857	2,628
Balance at March 31, 2022	$25,800	$17,975	$16,013	$21,397	$2,667	$7,875	$8,795	$100,522

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Changes in the allowance for credit losses for unfunded commitments for the three months ended March 31, 2023, and March 31, 2022, were as follows:

	For the Three Months Ended March 31,
	2023	2022
Balance at December 31,	$20,196	$15,462
Provision	890	617
Balance at March 31,	$21,086	$16,079

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both March 31, 2023, and December 31, 2022. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries as of September 30. HTLF 's annual assessment is completed in the fourth quarter of every year as of September 30. The most recent assessment was completed in the fourth quarter of 2022 as of September 30, 2022, and there was no goodwill impairment identified.

HTLF evaluated goodwill and core deposit intangibles for impairment triggering events as of March 31, 2023, and no triggering events were identified.

The gross carrying amount of other intangible assets, which consists of core deposit intangibles and mortgage servicing rights, and the associated accumulated amortization at March 31, 2023, and December 31, 2022, are presented in the table below, in thousands:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$77,819	$23,366	$101,185	$76,031	$25,154
Mortgage servicing rights	—	—	—	13,700	5,860	7,840
Total	$101,185	$77,819	$23,366	$114,885	$81,891	$32,994

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Nine months ending December 31, 2023	$4,951
Year ending December 31,
2024	5,591
2025	4,700
2026	3,533
2027	2,601
2028	1,287
Thereafter	703
Total	$23,366

On March 31, 2023, First Bank & Trust closed on the sale of its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of $698.5 million, to two unrelated third-parties. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of March 31, 2023. Cash of approximately $6.7 million was received on March 31, 2023, and an estimated loss of $193,000 was recorded. A receivable of approximately $746,000 was recorded in other assets on the consolidated balance sheet as of March 31, 2023, due to the timing of the servicing transfer per the terms of the sale agreement. Pursuant to the agreement, which includes customary terms and conditions, First Bank & Trust provided interim servicing of the loans until the transfer date, which was May 1, 2023.

Custodial escrow balances maintained in connection with the interim servicing of the mortgage loan servicing portfolio were approximately $8.8 million at March 31, 2023.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the three months ended March 31, 2023, and March 31, 2022:

	2023	2022
Balance at January 1,	$7,840	$6,412
Originations	24	437
Amortization	(210)	(405)
Sale of mortgage servicing rights	(7,654)	—
Valuation adjustment	—	1,658
Balance at period end	$—	$8,102
Mortgage servicing rights, net to servicing portfolio	—%	1.11%

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at March 31, 2023, and December 31, 2022:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
March 31, 2023	$—	$—	$—	$—	$—	$—
December 31, 2022	$1,388	$1,388	$—	$6,452	$6,452	$—

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

Cash Flow Hedges
In 2021, two interest rate swap transactions were terminated, and the debt was converted to variable rate subordinated debentures. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense related to the terminated swaps will total $704,000.

In the first quarter of 2023, HTLF terminated its interest rate swap agreement, which effectively converted $500.0 million of variable rate loans to fixed rate loans. For the next twelve months, Heartland estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $985,000.

The table below identifies the balance sheet category and fair value of HTLF's derivative instrument designated as a cash flow hedges at March 31, 2023 and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2023
Interest rate swap	$—	$—	Other Assets
December 31, 2022
Interest rate swap	$500,000	$13	Other Assets

The table below identifies the gains recognized on HTLF's derivative instrument designated as a cash flow hedge for the three months ended March 31, 2023, and March 31, 2022, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
March 31, 2023
Interest rate swap	$1,952	Interest income	$591
March 31, 2022
Interest rate swap	$—	Interest income	$—

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

HTLF was required to pledge $481,000 and $481,000 of cash as collateral for these fair value hedges at March 31, 2023, and December 31, 2022, respectively.

The table below identifies the notional amount, fair value and balance sheet category of HTLF's fair value hedges at March 31, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2023
Fair value hedges	$1,132	$39	Other assets
December 31, 2022
Fair value hedges	$1,185	$54	Other assets

The table below identifies the gains and losses recognized on HTLF's fair value hedges for the three months ended March 31, 2023, and March 31, 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Gain (loss) recognized in interest income on fair value hedges	$(15)	$1,183

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at March 31, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2023
Embedded derivatives	$5,935	$98	Other assets
December 31, 2022
Embedded derivatives	$6,028	$135	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three months ended March 31, 2023, and March 31, 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Gain (loss) recognized in other noninterest income on embedded derivatives	$(37)	$225

Back-to-Back Loan Swaps
HTLF has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. HTLF was required to post $103,000 of collateral at March 31, 2023, compared to $312,000 as of December 31, 2022, related to these back-to-back swaps. HTLF's counterparties were required to pledge $33.8 million at March 31, 2023, compared to $45.1 million at December 31, 2022. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2023, and March 31, 2022, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
March 31, 2023
Customer interest rate swaps	$1,017,539	$27,805	Other assets	4.14%	6.97%
Customer interest rate swaps	1,017,539	(27,805)	Other liabilities	6.97	4.14
December 31, 2022
Customer interest rate swaps	$819,662	$46,091	Other assets	4.23%	6.76%
Customer interest rate swaps	819,662	(46,091)	Other liabilities	6.76	4.23

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into and to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both March 31, 2023, and December 31, 2022. HTLF's counterparties were required to pledge no collateral at both March 31, 2023, and December 31, 2022, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at March 31, 2023, and December 31, 2022, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
March 31, 2023
Interest rate lock commitments (mortgage)	Other assets	$15,717	$449
Forward commitments	Other assets	21,000	241
Forward commitments	Other liabilities	4,150	(21)
Undesignated interest rate swaps	Other liabilities	5,935	(98)
December 31, 2022
Interest rate lock commitments (mortgage)	Other assets	$9,340	$174
Forward commitments	Other assets	6,400	47
Forward commitments	Other liabilities	5,750	(99)
Undesignated interest rate swaps	Other liabilities	6,028	(135)

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three months ended March 31, 2023, and March 31, 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Interest rate lock commitments (mortgage)	$410	$(1,195)
Forward commitments	272	1,036
Undesignated interest rate swaps	37	(225)

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

Premises, Furniture and Equipment Held for Sale
HTLF considers third party appraisals less estimated disposal costs, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties held for sale. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. HTLF periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are classified as nonrecurring Level 3 in the fair value hierarchy.

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

On March 31, 2023, HTLF sold its mortgage servicing rights portfolio. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of March 31, 2023. The book value and fair value were both $0 at March 31, 2023.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2023, and

December 31, 2022, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Securities available for sale
U.S. treasuries	$31,932	$31,932	$—	$—
U.S. agencies	43,584	—	43,584	—
Obligations of states and political subdivisions	887,922	—	887,922	—
Mortgage-backed securities - agency	1,757,469	—	1,757,469	—
Mortgage-backed securities - non-agency	2,117,882	—	2,117,882	—
Commercial mortgage-backed securities - agency	86,022	—	86,022	—
Commercial mortgage-backed securities - non-agency	657,874	—	657,874	—
Asset-backed securities	435,523	—	435,523	—
Corporate bonds	57,845	—	57,845	—
Equity securities with a readily determinable fair value	20,604	—	20,604	—
Derivative financial instruments(1)	27,942	—	27,942	—
Interest rate lock commitments	449	—	—	449
Forward commitments	241	—	241	—
Total assets at fair value	$6,125,289	$31,932	$6,092,908	$449
Liabilities
Derivative financial instruments(2)	$27,903	$—	$27,903	$—
Forward commitments	21	—	21	—
Total liabilities at fair value	$27,924	$—	$27,924	$—
December 31, 2022
Assets
Securities available for sale
U.S. treasuries	$31,699	$31,699	$—	$—
U.S. agencies	43,135	—	43,135	—
Obligations of states and political subdivisions	879,437	—	879,437	—
Mortgage-backed securities - agency	1,772,105	—	1,772,105	—
Mortgage-backed securities - non-agency	2,181,876	—	2,181,876	—
Commercial mortgage-backed securities - agency	85,123	—	85,123	—
Commercial mortgage-backed securities - non-agency	659,459	—	659,459	—
Asset-backed securities	416,054	—	416,054	—
Corporate bonds	57,942	—	57,942	—
Equity securities with a readily determinable fair value	20,314	—	20,314	—
Derivative financial instruments(2)	46,293	—	46,293	—
Interest rate lock commitments	174	—	—	174
Forward commitments	47	—	47	—
Total assets at fair value	$6,193,658	$31,699	$6,161,785	$174
Liabilities
Derivative financial instruments(1)	$46,226	$—	$46,226	$—
Forward commitments	99	—	99	—
Total liabilities at fair value	$46,325	$—	$46,325	$—

(1) Includes fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$10,810	$—	$—	$10,810	$—
Owner occupied commercial real estate	7,408	—	—	7,408	—
Non-owner occupied commercial real estate	10,983	—	—	10,983	—
Real estate construction	1,498	—	—	1,498	—
Agricultural and agricultural real estate	5,053	—	—	5,053	—
Residential real estate	788	—	—	788	—
Total collateral dependent individually assessed loans	$36,540	$—	$—	$36,540	$—
Loans held for sale	$10,425	$—	$10,425	$—	$(251)
Other real estate owned	7,438	—	—	7,438	36
Premises, furniture and equipment held for sale	4,399	—	—	4,399	759

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,042	$—	$—	$12,042	$4,186
Owner occupied commercial real estate	7,556	—	—	7,556	—
Non-owner occupied commercial real estate	11,371	—	—	11,371	—
Real estate construction	1,518	—	—	1,518	—
Agricultural and agricultural real estate	3,788	—	—	3,788	—
Residential real estate	1,607	—	—	1,607	—
Total collateral dependent individually assessed loans	$37,882	$—	$—	$37,882	$4,186
Loans held for sale	$5,277	$—	$5,277	$—	$(116)
Other real estate owned	8,401	—	—	8,401	180
Premises, furniture and equipment held for sale	6,851	—	—	6,851	1,562
Servicing rights	7,840	—	—	7,840	516

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$449	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	7,438	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Premises, furniture and equipment held for sale	4,399	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	10,810	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Owner occupied commercial real estate	7,408	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-13%(3)
Non-owner occupied commercial real estate	10,983	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,498	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	5,053	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	788	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

	Fair Value at 12/31/2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$174	Discounted cash flows	Closing ratio	0-99% (88%)(1)
Other real estate owned	8,401	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Servicing rights	7,840	Discounted cash flows	Discount rate	9.98 - 11.72% (10.02%)(4)
			Constant prepayment rate	7.8 - 14.2% (7.9%)(4)
Premises, furniture and equipment held for sale	6,851	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial and industrial	12,042	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	7,556	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Non-owner occupied commercial real estate	11,371	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Real estate construction	1,518	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	3,788	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	1,607	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022
Balance at January 1,	$174	$1,306
Total net gains included in earnings	410	(1,828)
Issuances	516	3,683
Settlements	(651)	(2,987)
Balance at period end	$449	$174

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at March 31, 2023, and December 31, 2022, were $449,000 and $174,000, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of March 31, 2023, and December 31, 2022, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$362,111	$362,111	$362,111	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,096,657	6,096,657	31,932	6,064,725	—
Held to maturity	832,098	815,672	—	815,672	—
Other investments	72,364	72,364	—	72,364	—
Loans held for sale	10,425	10,425	—	10,425	—
Loans, net:
Commercial and industrial	3,466,522	3,286,723	—	3,275,913	10,810
PPP	8,258	8,258	—	8,258	—
Owner occupied commercial real estate	2,298,387	2,112,314	—	2,104,906	7,408
Non-owner occupied commercial real estate	2,404,279	2,265,664	—	2,254,681	10,983
Real estate construction	1,072,048	1,065,497	—	1,063,999	1,498
Agricultural and agricultural real estate	807,637	735,491	—	730,438	5,053
Residential real estate	833,520	718,281	—	717,493	788
Consumer	491,995	474,398	—	474,398	—
Total Loans, net	11,382,646	10,666,626	—	10,630,086	36,540
Cash surrender value on life insurance	194,419	194,419	—	194,419	—
Derivative financial instruments(1)	27,942	27,942	—	27,942	—
Interest rate lock commitments	449	449	—	—	449
Forward commitments	241	241	—	241	—
Financial liabilities:
Deposits
Demand deposits	5,119,554	5,119,554	—	5,119,554	—
Savings deposits	9,256,609	9,256,609	—	9,256,609	—
Time deposits	3,305,183	3,305,183	—	3,305,183	—
Short term borrowings	92,337	92,337	—	92,337	—
Other borrowings	372,097	373,923	—	373,923	—
Derivative financial instruments(2)	27,903	27,903	—	27,903	—
Forward commitments	21	21	—	21	—

(1) Includes fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,087	$363,087	$363,087	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,147,144	6,147,144	31,699	6,115,445	—
Held to maturity	829,403	776,557	—	776,557	—
Other investments	74,567	74,567	—	74,567	—
Loans held for sale	5,277	5,277	—	5,277	—
Loans, net:
Commercial and industrial	3,435,343	3,270,127	—	3,258,085	12,042
PPP	11,025	11,025	—	11,025	—
Owner occupied commercial real estate	2,251,359	2,084,665	—	2,077,109	7,556
Non-owner occupied commercial real estate	2,314,401	2,184,796	—	2,173,425	11,371
Real estate construction	1,046,084	1,039,244	—	1,037,726	1,518
Agricultural and agricultural real estate	917,876	842,637	—	838,849	3,788
Residential real estate	845,650	741,325	—	739,718	1,607
Consumer	497,131	480,018	—	480,018	—
Total Loans, net	11,318,869	10,653,837	—	10,615,955	37,882
Cash surrender value on life insurance	193,403	193,403	—	193,403	—
Derivative financial instruments(1)	46,293	46,293	—	46,293	—
Interest rate lock commitments	174	174	—	—	174
Forward commitments	47	47	—	47	—
Financial liabilities:
Deposits
Demand deposits	5,701,340	5,701,340	—	5,701,340	—
Savings deposits	9,994,391	9,994,391	—	9,994,391	—
Time deposits	1,817,278	1,817,278	—	1,817,278	—
Short term borrowings	376,117	376,117	—	376,117	—
Other borrowings	371,753	372,473	—	372,473	—
Derivative financial instruments(1)	46,226	46,226	—	46,226	—
Forward commitments	99	99	—	99	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
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

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that HTLF would pay or would be paid to terminate the contract or agreement, using current rates and prices, and, when appropriate, the current creditworthiness of the counterparty.

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

NOTE 8: STOCK COMPENSATION

HTLF may grant, through its Compensation, Nominating and Corporate Governance Committee (the "Compensation Committee"), non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan"). The Plan has 1,460,000 shares of common stock authorized for issuance. As of March 31, 2023, 789,565 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $46,000 of tax benefit during the three months ended March 31, 2023, and a tax benefit of $172,000 during the three months ended March 31, 2022, related to the exercise, vesting and forfeiture of equity-based awards.

Restricted Stock Units
The Plan permits the Compensation Committee to grant restricted stock units ("RSUs"). The time-based RSUs are generally granted in the first quarter of each year and represent the right, without payment, to receive shares of HTLF common stock on a specified date in the future. Generally, the time-based RSUs vest over three years in equal installments in March of each of the three years following the year of the grant.

The Compensation Committee has also granted three-year performance-based RSUs, generally in the first quarter of each year. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period as defined in the RSU agreement. These performance-based RSUs or a portion thereof may vest after measurement of performance in relation to the performance targets.

The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement), and the three-year performance-based RSUs may also vest to the extent that they are earned upon death, disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement).

All of HTLF's RSUs will be settled in common stock upon vesting. RSUs granted after March 2023 accrue dividends, which are paid in cash and without interest only upon vesting. Dividend equivalents with respect to RSUs forfeited are also forfeited. All RSUs granted prior to 2023 are not entitled to dividend equivalents.

A summary of the RSUs outstanding as of March 31, 2023, and March 31, 2022, and changes during the three months ended March 31, 2023 and 2022, follows:

	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	424,086	$46.15	389,885	$44.19
Granted	198,562	50.75	178,611	50.20
Vested	(125,870)	42.15	(125,343)	43.85
Forfeited	(21,338)	42.40	(12,656)	45.70
Outstanding at March 31,	475,440	$49.30	430,497	$46.74

Total compensation costs recorded for RSUs were $4.7 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were $14.0 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2026.

Stock Options
The Plan provides the Compensation Committee the authority to grant stock options. During the year ended December 31, 2022, 64,518 options were granted, and the fair value of the options granted was determined using the Black-Scholes valuation model. The options granted generally vest over the first four years in equal installments on the anniversary date of the grant. The options may also vest upon death, disability, upon a change in control or upon a "qualified retirement" as defined in the stock option agreement.

The exercise price of the stock options was established by the Compensation Committee, but the exercise price may not be less than the fair market value of the shares on the date the options are granted.

A summary of the status of stock options as of March 31, 2023, and changes during the three months ended March 31, 2023, is shown in the table below. There were no options outstanding at March 31, 2022.

	2023
	Shares	Weighted Average Exercise Price
Outstanding January 1,	64,518	$48.79
Granted	—	—
Exercised	—	—
Forfeited	(3,226)	48.79
Outstanding at March 31,	61,292	48.79
Options exercisable at March 31,	—	$—

At March 31, 2023, the options had a weighted average remaining contractual life of 9.67 years. The intrinsic value of the vested options as of March 31, 2023 was $0. The intrinsic value of the all options exercised during the three months ended March 31, 2023, was $0. The total fair value of the shares that vested during the three months ended March 31, 2023, was $0. Total compensation costs recorded for stock options during the three months ended March 31, 2023 and 2022 were $69,000 and $0, respectively. As of March 31, 2023, there were $703,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects are detailed in the "Risk Factors" section include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2022:
•Economic and Market Conditions Risks, including risks related to the deterioration of the U.S. economy in general and in the local economies in which HTLF conducts its operations and future civil unrest, natural disasters, pandemics and governmental measures addressing them, climate change and climate-related regulations, persistent inflation, higher interest rates, recession, supply chain issues, labor shortages, terrorist threats or acts of war;
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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on HTLF's reported financial position and results of operations are described as critical accounting policies in the company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the critical accounting estimates or the assumptions and judgments utilized in applying these estimates since December 31, 2022.

OVERVIEW

Heartland Financial USA, Inc. is a bank holding company operating under the brand name "HTLF". HTLF's independently branded and chartered banks (referred to herein collectively as the "Banks", "Bank Markets") serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of March 31, 2023, HTLF had six Banks operating under 11 local bank brands through a total of 119 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, capital markets fees, net securities gains/(losses), net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, advertising, core deposit and customer relationship intangibles amortization, other real estate and loan collection expenses, losses on sales/valuation of assets, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

HTLF Response to Recent Banking Industry Disruptions

During the first quarter of 2023, the banking industry experienced significant disruptions including bank failures and industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. HTLF took the following actions, primarily in response to the disruption:
•Proactively reached out to over 1,000 large depositors and helped facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificate of Deposit Registry Service ("CDARS") products,
•Increased deposit pricing to address highly competitive deposit environment,
•Strategically increased wholesale deposits to reduce short-term borrowings,
•Increased access and availability to sources of liquidity through the Federal Reserve and Federal Home Loan Bank ("FHLB") system by $1.68 billion,
•Total borrowing capacity through various programs, including the Federal Reserve's Bank Term Funding Program ("BTFP"), was $2.76 billion as of March 31, 2023, of which no balance was drawn, and
•Retail deposit campaign resulted in over 8,000 new consumer accounts opened.

The shift to work-from-home and hybrid work arrangements have caused decreased utilization of and demand for office space. During the first quarter of 2023, HTLF performed a detailed, thorough review of its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of March 31, 2023:
•Outstanding loans totaling $424.8 million were collateralized by non-owner occupied office space, which represents 3.7% of the total loans held to maturity, and the average loan size was $1.3 million.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.
•The amount of office exposure in the securities portfolio was less than 1% of the total portfolio.

As of March 31, 2023:
• 35% of HTLF's deposits were uninsured and uncollateralized.
•HTLF's capital ratios substantially exceeded the well-capitalized thresholds, and management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

Subsequent to March 31, 2023, HTLF repositioned its hedges and entered into new swaps totaling approximately $1.34 billion primarily designed to provide protection for unrealized securities losses against the impact of higher mid-to-long term interest rates.

Overview of First Quarter 2023 Results

HTLF reported the following results for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022:
•net income available to common stockholders of $50.8 million compared to $41.1 million, an increase of $9.7 million or 24%,
•earnings per diluted common share of $1.19 compared to $0.97, an increase of $0.22 or 23%,
•net interest income of $152.2 million compared to $134.7 million, an increase of $17.5 million or 13%,
•return on average assets was 1.06% compared to 0.91%,
•return on average common equity was 12.43% compared to 8.32%, and
•return on average tangible common equity (non-GAAP) was 20.05% compared to 12.41%.

During the first quarter of 2023, HTLF reclassified swap and loan syndication income (collectively, "capital markets fees") to capital markets fees from other noninterest income on the consolidated statements of income, and all prior periods have been adjusted.

For the first quarter of 2023, net interest margin was 3.36% (3.40% on a fully tax-equivalent basis, non-GAAP), which compares to 3.61% (3.65% on a fully tax-equivalent basis, non-GAAP) for the fourth quarter of 2022, and 3.08% (3.12% on a fully tax-equivalent basis, non-GAAP) for the first quarter of 2022.

The efficiency ratio was 60.94% (57.16% on an adjusted fully tax-equivalent basis, non-GAAP) for the first quarter of 2023 compared to 65.46% (64.65% on an adjusted fully-tax equivalent basis, non-GAAP) for the same quarter of 2022.

Total assets were $20.18 billion at March 31, 2023, a decrease of $61.7 million or less than 1% since December 31, 2022. Securities represented 35% of total assets at both March 31, 2023 and December 31, 2022. Total loans held to maturity were $11.50 billion at March 31, 2023, compared to $11.43 billion at December 31, 2022, which was an increase of $67.0 million or 1%.

The total allowance for lending related credit losses was $133.8 million or 1.16% of total loans at March 31, 2023, compared to $129.7 million or 1.13% of total loans at December 31, 2022.

Total deposits were $17.68 billion as of March 31, 2023, compared to $17.51 billion at December 31, 2022, an increase of $168.3 million or 1%.

Total equity was $1.83 billion at March 31, 2023, compared to $1.74 billion at December 31, 2022. Book value per common share was $40.38 at March 31, 2023, compared to $38.25 at year-end 2022. The unrealized loss on securities available for sale, net of applicable taxes, was $568.2 million at March 31, 2023, compared to an unrealized loss of $619.2 million, net of applicable taxes, at December 31, 2022.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2023 Developments

As of March 29, 2023, HTLF's subsidiary, Dubuque Bank & Trust, entered into an agreement to sell and transfer the recordkeeping and administration services component of HTLF’s Retirement Plan Services business to July Business Services ("July"). Through the new partnership with July, HTLF expects to augment the comprehensive retirement plan solutions offered to clients with enhanced technology and an expanded suite of product offerings that clients expect from a top retirement services provider. The transaction is expected to be completed and recordkeeping and administration services transferred in the second quarter of 2023.

On March 31, 2023, HTLF's subsidiary, First Bank & Trust, closed on the sale of its mortgage servicing rights portfolio, which consisted of approximately 4,500 loans serviced for others with an unpaid principal balance of $698.5 million. In the agreement, which includes customary terms and conditions, First Bank & Trust provided interim servicing of the loans until the transfer date of May 1, 2023.

Following the end of the first quarter, one of the Banks had deposit items returned to it resulting in an overdraft with respect to a single long-term customer totaling $5.3 million. Following the overdraft, HTLF's initial assessment indicates a potential credit exposure range of $5.3-$7.0 million. HTLF continues to assess the situation and plans to actively pursue potential remedies and strategies with respect to the customer to address the overdraft and mitigate any potential loss arising from it.

Charter Consolidation Update
During the first quarter of 2023, Wisconsin Bank & Trust was consolidated into HTLF Bank. Subsequent to March 31, 2023, Bank of Blue Valley was consolidated into HTLF Bank. Citywide Banks, Premier Valley Bank, Minnesota Bank & Trust, Arizona Bank & Trust, Illinois Bank & Trust, Wisconsin Bank & Trust and Bank of Blue Valley are now operating as divisions of HTLF Bank. The remaining four charters are expected to be consolidated by the end of 2023. Charter consolidation follows a template that retains the current brands, local leadership and local decision making.

Consolidation restructuring costs are projected to be $19-$20 million with approximately $8-$9 million of expenses remaining to be incurred in 2023. Total costs incurred since the project started in the fourth quarter of 2021 through March 31, 2023, were $11.0 million, of which $1.7 million was incurred in the first quarter of 2023. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements, as well as current and future growth. HTLF has realized some operating efficiencies and financial benefits with the completion of seven charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
STATEMENT OF INCOME DATA
Interest income	$216,978	$141,262
Interest expense	64,766	6,583
Net interest income	152,212	134,679
Provision for credit losses	3,074	3,245
Net interest income after provision for credit losses	149,138	131,434
Noninterest income	29,999	34,569
Noninterest expenses	111,043	110,797
Income taxes	15,318	12,117
Net income	52,776	43,089
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$50,763	$41,076

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.06%	0.91%
Annualized return on average common equity (GAAP)	12.43	8.32
Annualized return on average tangible common equity (non-GAAP)(1)	20.05	12.41
Annualized ratio of net charge-offs/(recoveries) to average loans	(0.04)	0.49
Annualized net interest margin (GAAP)	3.36	3.08
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.40	3.12
Efficiency ratio (GAAP)	60.94	65.46
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.16	64.65
Total noninterest expenses to average assets	2.24	2.34
Core noninterest expenses to average assets (non-GAAP)(1)	2.14	2.28

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
BALANCE SHEET DATA
Investments	$7,001,119	$7,051,114	$6,970,864	$7,274,056	$7,189,779
Loans held for sale	10,425	5,277	9,570	18,803	22,685
Loans receivable held to maturity	11,495,353	11,428,352	10,923,532	10,678,218	10,177,385
Allowance for credit losses	112,707	109,483	105,715	101,353	100,522
Total assets	20,182,544	20,244,228	19,682,950	19,658,399	19,230,879
Total deposits	17,681,346	17,513,009	17,267,121	17,225,550	16,666,684
Long-term obligations	372,097	371,753	371,446	372,538	372,290
Common equity	1,718,700	1,624,350	1,545,253	1,663,363	1,821,152

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
COMMON SHARE DATA
Book value per common share (GAAP)	$40.38	$38.25	$36.41	$39.19	$42.98
Tangible book value per common share (non-GAAP)(1)	$26.30	$24.09	$22.20	$24.94	$28.66
ASC 320 effect on book value per common share	$(13.35)	$(14.58)	$(15.31)	$(11.43)	$(6.74)
Common shares outstanding, net of treasury stock	42,558,726	42,467,394	42,444,106	42,439,439	42,369,908
Tangible common equity ratio (non-GAAP)(1)	5.72%	5.21%	4.94%	5.56%	6.52%
Adjusted tangible common equity ratio (non-GAAP)(1)	8.61%	8.37%	8.35%	8.11%	8.06%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	3/31/2023	12/31/2022		9/30/2022		6/30/2022		3/31/2022
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,718,700	$1,624,350		$1,545,253		$1,663,363		$1,821,152
Less goodwill	576,005	576,005		576,005		576,005		576,005
Less core deposit and customer relationship intangibles, net	23,366	25,154		26,995		28,851		30,934
Tangible common equity (non-GAAP)	$1,119,329	$1,023,191		$942,253		$1,058,507		$1,214,213

Common shares outstanding, net of treasury stock	42,558,726	42,467,394		42,444,106		42,439,439		42,369,908
Common equity (book value) per share (GAAP)	$40.38	$38.25		$36.41		$39.19		$42.98
Tangible book value per common share (non-GAAP)	$26.30	$24.09		$22.20		$24.94		$28.66

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,119,329	$1,023,191		$942,253		$1,058,507		$1,214,213

Total assets (GAAP)	$20,182,544	$20,244,228		$19,682,950		$19,658,399		$19,230,879
Less goodwill	576,005	576,005		576,005		576,005		576,005
Less core deposit and customer relationship intangibles, net	23,366	25,154		26,995		28,851		30,934
Total tangible assets (non-GAAP)	$19,583,173	$19,643,069		$19,079,950		$19,053,543		$18,623,940
Tangible common equity ratio (non-GAAP)	5.72%	5.21%		4.94%		5.56%		6.52%

Reconciliation of Adjusted Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,119,329	$1,023,191		$942,253		$1,058,507		$1,214,213
Accumulated other comprehensive loss	566,919	620,006		650,636		486,918		286,921
Adjusted tangible common equity (non-GAAP)	$1,686,248	$1,643,197	$—	$1,592,889	$—	$1,545,425	$—	$1,501,134

Total tangible assets (non-GAAP)	$19,583,173	$19,643,069		$19,079,950		$19,053,543		$18,623,940
Adjusted tangible common equity ratio (non-GAAP)	8.61%	8.37%		8.35%		8.11%		8.06%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Three Months Ended March 31,
	2023	2022
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$50,763	$41,076
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,413	1,623
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$52,176	$42,699

Average common equity (GAAP)	$1,655,860	$2,003,424
Less average goodwill	576,005	576,005
Less average core deposit and customer relationship intangibles, net	24,238	31,931
Average tangible common equity (non-GAAP)	$1,055,617	$1,395,488
Annualized return on average common equity (GAAP)	12.43%	8.32%
Annualized return on average tangible common equity (non-GAAP)	20.05%	12.41%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$152,212	$134,679
Plus tax-equivalent adjustment(1)	2,209	2,119
Net interest income, fully tax-equivalent (non-GAAP)	$154,421	$136,798

Average earning assets	$18,392,649	$17,757,067

Annualized net interest margin (GAAP)	3.36%	3.08%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.40	3.12
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.02	0.05

Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$152,212	$134,679
Tax-equivalent adjustment(1)	2,209	2,119
Fully tax-equivalent net interest income	154,421	136,798
Noninterest income (GAAP)	29,999	34,569
Securities (gains)/losses, net	1,104	(2,872)
Unrealized (gain)/loss on equity securities, net	(193)	283
Valuation adjustment on servicing rights	—	(1,658)
Adjusted revenue (non-GAAP)	$185,331	$167,120

Total noninterest expenses (GAAP)	$111,043	$110,797
Less:
Core deposit and customer relationship intangibles amortization	1,788	2,054
Partnership investment in tax credit projects	538	77
(Gain)/loss on sales/valuation of assets, net	1,115	46
Acquisition, integration and restructuring costs	1,673	576
Core expenses (non-GAAP)	$105,929	$108,044
Efficiency ratio (GAAP)	60.94%	65.46%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	57.16%	64.65%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Three Months Ended March 31,
	2023	2022
Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$111,043	$110,797
Core expenses (non-GAAP)	105,929	108,044

Average assets	$20,118,005	$19,228,872
Total noninterest expenses to average assets (GAAP)	2.24%	2.34%
Core expenses to average assets (non-GAAP)	2.14%	2.28%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$74	$340
Professional fees	934	236
Advertising	122	—
Other noninterest expenses	543	—
Total acquisition, integration and restructuring costs	$1,673	$576
After tax impact on diluted earnings per common share(1)	$0.03	$0.01

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
•Adjusted efficiency ratio, fully tax equivalent, expresses noninterest expenses as a percentage of fully tax-equivalent net interest income and noninterest income. This adjusted efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Quarterly Report on Form 10-Q.
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
•Adjusted tangible common equity ratio is total common equity less goodwill, core deposit and customer relationship intangibles, net, and accumulated other comprehensive loss divided by total assets less goodwill and core deposit and customer relationship intangibles, net. This measure is included as it is considered to be a critical metric to analyze and evaluate financial condition and capital strength excluding the variability of accumulated other comprehensive income (loss).

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

For the Quarters ended March 31, 2023 and 2022
Net interest margin, expressed as a percentage of average earning assets, was 3.36% (3.40% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2023 compared to 3.08% (3.12% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2022. For the quarters ended March 31, 2023 and 2022, net interest margin included 2 basis points and 5 basis points, respectively, of net purchase accounting discount amortization. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing and the strategic decision to increase wholesale deposits to maintain strong liquidity during the current banking disruptions.

Total interest income and average earning asset changes for the first quarter of 2023 compared to the first quarter of 2022 were:
•Total interest income was $217.0 million compared to $141.3 million, which was an increase of $75.7 million or 54% and primarily attributable to an increase in average earning assets and higher yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $219.2 million, which was an increase of $75.8 million or 53% from $143.4 million.
•Average earning assets increased $635.6 million or 4% to $18.39 billion compared to $17.76 billion.
•The average rate on earning assets increased 156 basis points to 4.83% compared to 3.27%, which was primarily due to recent interest rate increases.

Total interest expense and average interest bearing liability changes for the first quarter of 2023 compared to the first quarter of 2022 were:
•Total interest expense was $64.8 million, an increase of $58.2 million from $6.6 million, which was attributable to an increase in the average interest rate paid and an increase in average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased 183 basis points to 2.09% compared to 0.26%.
•Average interest bearing deposits increased $2.03 billion or 20% to $11.99 billion from $9.96 billion, including an increase of $1.04 billion in wholesale deposits.
•The average interest rate paid on interest bearing deposits increased 180 basis points to 1.92% compared to 0.12%.
•Average borrowings increased $102.9 million or 21% to $594.7 million from $491.8 million, and the average interest rate paid on borrowings was 5.37% compared to 2.97%.

Net interest income changes for the first quarter of 2023 compared to the first quarter of 2022 were:
•Net interest income totaled $152.2 million compared to $134.7 million, which was an increase of $17.5 million or 13%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $154.4 million compared to $136.8 million, which was an increase of $17.6 million or 13%.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,096,888	$55,976	3.72%	$6,122,313	$53,178	3.45%	$6,501,664	$32,620	2.03%
Nontaxable(1)	922,676	7,630	3.35	890,368	7,762	3.46	1,106,951	7,851	2.88
Total securities	7,019,564	63,606	3.67	7,012,681	60,940	3.45	7,608,615	40,471	2.16
Interest on deposits with other banks and short-term investments	105,400	1,131	4.35	151,405	1,410	3.69	216,451	71	0.13
Federal funds sold	—	—	—	739	11	5.91	11	—	—
Loans:(2)
Commercial and industrial(1)	3,459,317	49,907	5.85	3,346,843	45,290	5.37	2,744,336	27,053	4.00
PPP loans	9,970	26	1.06	12,252	397	12.86	132,050	4,323	13.28
Owner occupied commercial real estate	2,289,002	26,769	4.74	2,277,055	26,194	4.56	2,243,522	21,278	3.85
Non-owner occupied commercial real estate	2,331,318	30,749	5.35	2,286,298	29,273	5.08	2,060,548	21,163	4.17
Real estate construction	1,099,026	18,131	6.69	1,050,802	16,585	6.26	847,250	9,276	4.44
Agricultural and agricultural real estate	835,648	11,353	5.51	785,647	10,159	5.13	745,348	7,006	3.81
Residential mortgage	852,561	9,273	4.41	858,767	9,168	4.24	843,881	8,085	3.89
Consumer	501,236	8,242	6.67	499,849	7,426	5.89	426,659	4,655	4.42
Less: allowance for credit losses-loans	(110,393)	—	—	(106,500)	—	—	(111,604)	—	—
Net loans	11,267,685	154,450	5.56	11,011,013	144,492	5.21	9,931,990	102,839	4.20
Total earning assets	18,392,649	219,187	4.83%	18,175,838	206,853	4.52%	17,757,067	143,381	3.27%
Nonearning Assets	1,725,356			1,738,011			1,472,805
Total Assets	$20,118,005			$19,913,849			$19,229,872
Interest Bearing Liabilities
Savings	$9,730,494	$37,893	1.58%	$9,987,692	$25,950	1.03%	$8,889,950	$2,394	0.11%
Time deposits	2,257,047	19,005	3.41	1,322,094	6,265	1.88	1,071,675	583	0.22
Short-term borrowings	222,772	2,422	4.41	298,804	2,223	2.95	119,588	46	0.16
Other borrowings	371,921	5,446	5.94	371,442	5,043	5.39	372,187	3,560	3.88
Total interest bearing liabilities	12,582,234	64,766	2.09%	11,980,032	39,481	1.31%	10,453,400	6,583	0.26%
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,518,326			6,009,432			6,497,753
Accrued interest and other liabilities	250,880			264,941			164,590
Total noninterest bearing liabilities	5,769,206			6,274,373			6,662,343
Equity	1,766,565			1,659,444			2,114,129
Total Liabilities and Equity	$20,118,005			$19,913,849			$19,229,872
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$154,421			$167,372			$136,798
Net interest spread(1)			2.74%			3.21%			3.01%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.40%			3.65%			3.12%

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

	Three Months Ended
	March 31, 2023 Compared to March 31, 2022 Change Due to			March 31, 2023 Compared to December 31, 2022 Changes Due to			March 31, 2022 Compared to March 31, 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(13,693)	$37,049	$23,356	$(1,529)	$4,327	$2,798	$12,144	$(9,967)	$2,177
Nontaxable(1)	(5,403)	5,182	$(221)	946	(1,078)	$(132)	5,403	(3,252)	2,151
Interest bearing deposits	(274)	1,334	$1,060	(1,431)	1,152	$(279)	4	1	5
Federal funds sold	—	—	$—	(6)	(5)	$(11)	—	(1)	(1)
Loans(1)(2)	15,144	36,467	$51,611	2,548	7,410	$9,958	8,488	(18,652)	(10,164)
Total earning assets	(4,226)	80,032	75,806	528	11,806	12,334	26,039	(31,871)	(5,832)
Liabilities/Interest Expense
Interest bearing deposits:
Savings	248	35,251	$35,499	(4,506)	16,449	$11,943	1,049	(1,085)	(36)
Time deposits	1,307	17,115	$18,422	5,913	6,827	$12,740	(230)	(1,152)	(1,382)
Short-term borrowings	73	2,303	$2,376	(2,894)	3,093	$199	(59)	(47)	(106)
Other borrowings	(18)	1,904	$1,886	5	398	$403	(1,611)	1,871	260
Total interest bearing liabilities	1,610	56,573	58,183	(1,482)	26,767	25,285	(851)	(413)	(1,264)
Net interest income	$(5,836)	$23,459	$17,623	$2,010	$(14,961)	$(12,951)	$26,890	$(31,458)	$(4,568)

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Provision expense for credit losses-loans	$2,184	$2,628
Provision expense for credit losses-unfunded commitments	890	617
Total provision expense	$3,074	$3,245

The provision expense for credit losses for loans was $2.2 million for the first quarter of 2023, which was a decrease of $444,000 or 17% from provision expense of $2.6 million recorded in the first quarter of 2022. The provision expense for the first quarter of 2023 compared to the first quarter of 2022 was impacted by several factors, including:
•Provision expense for individually assessed loans totaled $2.5 million in the first quarter of 2023,
•Provision expense for the first quarter of 2022 was negatively impacted by two charge-offs totaling $9.2 million related to two lending relationships with collateral deficiencies due to customer fraud,
•Net recoveries of $1.0 million compared to net charge-offs of $12.2 million, and
•Use of a macroeconomic outlook which anticipated a moderate recession developing withing the next twelve months compared to an improved macroeconomic outlook.

The size of the loan portfolio, the level of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, including the impact of economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to the variability in the provision for credit losses from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting estimates set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December

31, 2022, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 4, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes the allowance for credit losses as of March 31, 2023, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Service charges and fees	$17,136	$15,251	$1,885	12%
Loan servicing income	714	286	428	150
Trust fees	5,657	6,079	(422)	(7)
Brokerage and insurance commissions	696	869	(173)	(20)
Capital markets fees	2,449	3,039	(590)	(19)
Securities (losses)/gains, net	(1,104)	2,872	(3,976)	(138)
Unrealized gain/(loss) on equity securities, net	193	(283)	476	168
Net gains on sale of loans held for sale	1,831	3,411	(1,580)	(46)
Valuation adjustment on servicing rights	—	1,658	(1,658)	(100)
Income on bank owned life insurance	964	524	440	84
Other noninterest income	1,463	863	600	70
Total noninterest income	$29,999	$34,569	$(4,570)	(13)%

Total noninterest income was $30.0 million during the first three months of 2023 compared to $34.6 million during the first three months of 2022, a decrease of $4.6 million or 13%. Notable changes in noninterest income categories for the three months ended March 31, 2023 and 2022 are as follows:

Service Charges and Fees
The following tables summarize the changes in service charges and fees for the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Service charges and fees on deposit accounts	$4,911	$4,395	$516	12%
Overdraft fees	2,969	2,825	144	5
Customer service and other service fees	93	81	12	15
Credit card fee income	7,003	5,649	1,354	24
Debit card income	2,160	2,301	(141)	(6)
Total service charges and fees	$17,136	$15,251	$1,885	12%

The increase in service charges and fees on deposit accounts was primarily attributable to a larger customer base. The increase in credit card fee income was primarily the result of a larger commercial credit card customer base and increased utilization.

Management is monitoring and assessing industry changes related to the consumer overdraft fees, and any future changes could negatively impact overdraft fee income.

Loan Servicing Income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which are dependent upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three months ended March 31, 2023, and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Commercial and agricultural loan servicing fees(1)	$473	$237	$236	100%
Residential mortgage servicing fees	451	454	(3)	(1)
Mortgage servicing rights amortization	(210)	(405)	195	48
Total loan servicing income	$714	$286	$428	150%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Securities Losses/Gains, Net
For the first quarter of 2023, net security losses totaled $1.1 million compared to net gains of $2.9 million for the first quarter of 2022, a decrease of $4.0 million.

Net Gains on Sale of Loans Held for Sale
For the first quarter of 2023, net gains on sale of loans held for sale totaled $1.8 million, which was a decrease of $1.6 million or 46% from $3.4 million in the same quarter of 2022. Loans sold to investors in the first quarter of 2023 totaled $38.1 million compared to $98.3 million during the first quarter of 2022, which was a decrease of $60.2 million or 61%. The decrease was primarily attributable to a reduction in residential mortgage activity due to recent increases in residential mortgage loan interest rates.

Valuation Adjustment on Servicing Rights
The valuation adjustment on servicing rights was $0 for the first quarter of 2023 compared to $1.7 million for the first quarter of 2022. HTLF sold its mortgage servicing rights portfolio in the first quarter of 2023. HTLF recovered its valuation allowance in the first quarter of 2022 due to recent increases in residential mortgage loan interest rates.

Noninterest Expenses

The tables below show noninterest expenses for the three months ended March 31, 2023, and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Salaries and employee benefits	$62,149	$66,174	$(4,025)	(6)%
Occupancy	7,209	7,362	(153)	(2)
Furniture and equipment	2,915	3,519	(604)	(17)
Professional fees	16,076	15,156	920	6
Advertising	1,985	1,555	430	28
Core deposit and customer relationship intangibles amortization	1,788	2,054	(266)	(13)
Other real estate and loan collection expenses	155	195	(40)	(21)
Loss on sales/valuations of assets, net	1,115	46	1,069	2,324
Acquisition, integration and restructuring costs	1,673	576	1,097	190
Partnership investment in tax credit projects	538	77	461	599
Other noninterest expenses	15,440	14,083	1,357	10
Total noninterest expenses	$111,043	$110,797	$246	—%

For the first three months of 2023, noninterest expenses totaled $111.0 million compared to $110.8 million during the first three months of 2022, an increase of $246,000 or less than 1%.

Notable changes in noninterest expense categories for the three months ended March 31, 2023 and 2022 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $62.1 million for the first quarter of 2023 compared to $66.2 million for the first quarter of 2022, which was a decrease of $4.0 million or 6%. The decrease was primarily attributable to a reduction of full-time equivalent employees and lower incentive compensation expense. Full-time equivalent employees totaled 1,991 compared to 2,208, which was a decrease of 217 or 10%.

Occupancy
Occupancy expense totaled $7.2 million for the first quarter of 2023, which was a decrease of $153,000 or 2% from $7.4 million for the first quarter of 2022.

Furniture and Equipment
Furniture and equipment expense totaled $2.9 million for the first quarter of 2023, which was a decrease of $604,000 or 17% from $3.5 million for the first quarter of 2022.

The decreases in occupancy expense and furniture and equipment expense are primarily attributable to the decreased number of branch locations as a result of HTLF's branch optimization strategy. At March 31, 2023, HTLF had 119 branches compared to 130 at March 31, 2022.

Professional Fees
Professional fees totaled $16.1 million for the first quarter of 2023 compared to $15.2 million for the first quarter of 2022, which was an increase of $920,000 or 6%. FDIC insurance assessments totaled $3.3 million compared to $1.6 million, an increase of $1.7 million due to assessment rate changes that were effective with the first quarter 2023 assessment.

Loss on sales/valuations of assets, net
Net losses on sales/valuations of assets were $1.1 million for the first quarter of 2023 compared to $46,000 for the first quarter of 2022. HTLF recorded $813,000 of losses on fixed assets associated with branch optimization activities and a loss of $193,000 associated with the sale of the mortgage servicing rights portfolio in the first quarter of 2023.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $1.7 million in the first quarter of 2023 compared to $576,000 in the first quarter of 2022, an increase of $1.1 million due to the progression of the charter consolidation project which will continue through the end of 2023.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its adjusted efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of maintaining it at or below 57%. During the first quarter of 2023, the efficiency ratio was 60.94% (57.16% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 65.46% (64.65% on an adjusted fully tax-equivalent basis, non-GAAP) for the first quarter of 2022.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:

Consolidation of its bank charters
Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements and current and future growth. Through the end of the first quarter of 2023, six charters have been consolidated into HTLF Bank, and subsequent to March 31, 2023, one additional charter was consolidated. The consolidated charters are now operating as divisions of HTLF Bank. The remaining charters are expected to be consolidated throughout the remainder of 2023.

Consolidation restructuring costs are projected to be $19-20 million with approximately $8-$9 million of expenses remaining to be incurred in 2023. Total costs incurred since the project started in the fourth quarter of 2021 through March 31, 2023, were $11.0 million, of which $1.7 million was incurred in the first quarter of 2023. HTLF has realized some operating efficiencies and financial benefits with the completed charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

Branch optimization strategy
HTLF continues to review its branch network and physical facilities as part of its branch optimization strategy and anticipates closing 2-3 branches in 2023, which may result in write-downs of fixed assets in future periods.

Income Taxes

The effective tax rate was 22.50% for the first quarter of 2023 compared to 21.95% for the first quarter of 2022. The following items impacted the first quarter 2023 and 2022 tax calculations:
•Solar energy tax credits of $310,000 compared to $0.
•Federal low-income housing tax credits of $311,000 compared to $135,000.
•New markets tax credits of $90,000 compared to $75,000.
•Historic rehabilitation tax credits of $258,000 compared to $63,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.20% compared to 14.44%.
•Tax benefit of $46,000 compared to $172,000 resulting from the vesting of restricted stock units.
•Tax expense of $929,000 compared to $58,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

FINANCIAL CONDITION

Total assets were $20.18 billion at March 31, 2023, a decrease of $61.7 million or less than 1% from $20.24 billion at December 31, 2022. Securities represented 35% of total assets at both March 31, 2023, and December 31, 2022.

LENDING ACTIVITIES

Total loans held to maturity were $11.50 billion at March 31, 2023, and $11.43 billion at December 31, 2022, an increase of $67.0 million or 1%.

The following table shows the changes in loan balances by loan category since December 31, 2022, in thousands:

	March 31, 2023	December 31, 2022	Change	% Change
Commercial and industrial	$3,498,345	$3,464,414	$33,931	1%
Paycheck Protection Program ("PPP")	8,258	11,025	(2,767)	(25)
Owner occupied commercial real estate	2,312,538	2,265,307	47,231	2
Non-owner occupied commercial real estate	2,421,341	2,330,940	90,401	4
Real estate construction	1,102,186	1,076,082	26,104	2
Agricultural and agricultural real estate	810,183	920,510	(110,327)	(12)
Residential mortgage	841,084	853,361	(12,277)	(1)
Consumer	501,418	506,713	(5,295)	(1)
Total loans held to maturity	$11,495,353	$11,428,352	$67,001	1%

The loan growth in the first three months of 2023 was primarily in commercial, commercial real estate and real estate construction, which was attributable to an emphasis on organic loan growth, expansion of specific commercial and agribusiness lending teams and further market penetration in various HTLF growth markets.

Notable changes in the loan portfolio include:
•Commercial and industrial loans increased $33.9 million or 1% to $3.50 billion at March 31, 2023, compared to $3.46 billion at December 31, 2022.
•Owner occupied commercial real estate loans increased $47.2 million or 2% to $2.31 billion at March 31, 2023, compared to $2.27 billion at December 31, 2022.
•Non-owner occupied commercial real estate loans increased $90.4 million or 4% to $2.42 billion at March 31, 2023, compared to $2.33 billion at December 31, 2022.
•Real estate construction loans increased $26.1 million or 2% to $1.10 billion at March 31, 2023, compared to $1.08 billion at December 31, 2022.
•Agricultural and agricultural real estate loans decreased $110.3 million or 12% to $810.2 million at March 31, 2023 compared to $920.5 million at December 31, 2022, which was attributable to paydowns of credit lines and delayed utilization primarily due to weather concerns in the California markets.

The table below presents the composition of the loan portfolio as of March 31, 2023, and December 31, 2022, in thousands:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,498,345	30.43%	$3,464,414	30.31%
PPP	8,258	0.07	11,025	0.10
Owner occupied commercial real estate	2,312,538	20.12	2,265,307	19.82
Non-owner occupied commercial real estate	2,421,341	21.06	2,330,940	20.40
Real estate construction	1,102,186	9.59	1,076,082	9.42
Agricultural and agricultural real estate	810,183	7.05	920,510	8.05
Residential mortgage	841,084	7.32	853,361	7.47
Consumer	501,418	4.36	506,713	4.43
Gross loans receivable held to maturity	11,495,353	100.00%	11,428,352	100.00%
Allowance for credit losses-loans	(112,707)		(109,483)
Loans receivable, net	$11,382,646		$11,318,869

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of HTLF's Annual Report on Form 10-K for the year ended December 31, 2022.

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $133.8 million at March 31, 2023, which was 1.16% of loans, compared to $129.7 million or 1.13% of loans at December 31, 2022. The following table shows, in thousands, the components of the allowance for lending related credit losses as of March 31, 2023, and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$86,462	64.62%	$84,409	65.09%
Qualitative/Economic Forecast	47,331	35.38	45,270	34.91
Total	$133,793	100.00%	$129,679	100.00%

Quantitative Allowance
The quantitative allowance increased $2.1 million or 2% to $86.5 million or 65% of the total allowance for lending related credit losses at March 31, 2023, compared to $84.4 million or 65% of the total allowance at December 31, 2022. Specific reserves for individually assessed loans totaled $9.6 million at March 31, 2023, an increase of $2.5 million or 35% from $7.1 million at December 31, 2022.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $47.3 million or 35% of the total allowance for lending related credit losses at March 31, 2023, compared to $45.3 million or 35% at December 31, 2022.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At March 31, 2023, Moody's March 14, 2023, baseline forecast scenario was utilized, and management considered other downturn forecast scenarios, which anticipated a moderate recession developing withing the next twelve months, in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$109,483	$110,088
Provision for credit losses	2,184	2,628
Recoveries on loans previously charged off	3,191	1,023
Charge-offs on loans	(2,151)	(13,217)
Balance at end of period	$112,707	$100,522
Allowance for credit losses for loans as a percent of loans	0.98%	0.99%
Annualized ratio of net charge offs/(recoveries) to average loans	(0.04)%	0.49%

The allowance for credit losses for loans totaled $112.7 million at March 31, 2023, compared to $109.5 million at December 31, 2022, and $100.5 million at March 31, 2022. The allowance for credit losses for loans at March 31, 2023, was 0.98% of loans compared to 0.96% of loans at December 31, 2022. The following items impacted the allowance for credit losses for loans for the three months ended March 31, 2023:
•Provision expense for individually assessed loans totaled $2.5 million in the first quarter of 2023.
•Net recoveries for the first three months of 2023 totaled $1.0 million compared to net charge-offs of $12.2 million for the first three months of 2022, which was a decrease of $13.2 million. Included in net charge-offs for the first three months of 2022 were two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships which had collateral deficiencies.
•Nonpass loans increased $13.5 million or 3% to $546.8 million at March 31, 2023, from $533.3 million at December 31, 2022.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$20,196	$15,462
Impact of ASU 2016-13 adoption on January 1, 2020	—	—
Adjusted balance at January 1, 2020	20,196	15,462
Provision for credit losses	890	617
Balance at end of period	$21,086	$16,079

The allowance for unfunded commitments totaled $21.1 million as of March 31, 2023, compared to $20.2 million as of December 31, 2022, and $16.1 million as of March 31, 2022. Unfunded commitments increased $138.2 million or 3% to $4.87 billion at March 31, 2023, compared to $4.73 billion at December 31, 2022.

CREDIT QUALITY AND NONPERFORMING ASSETS

The internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note 3, "Loans" of the consolidated financial statements in this Quarterly Report on Form 10-Q.

The nonpass loans totaled $546.8 million or 4.8% of total loans as of March 31, 2023, compared to $533.3 million or 4.7% of total loans as of December 31, 2022. As of March 31, 2023, the nonpass loans consisted of approximately 49% watch loans and 51% substandard loans compared to approximately 48% watch loans and 52% substandard loans as of December 31, 2022. The percent of nonpass loans on nonaccrual status as of March 31, 2023, was 11%.

Included in the nonpass loans at March 31, 2023, were $1.4 million of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. No allowance was recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration ("SBA").

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	March 31,		December 31,
	2023	2022	2022	2021
Nonaccrual loans	$58,066	$64,174	$58,231	$69,369
Loans contractually past due 90 days or more	174	246	273	550
Total nonperforming loans	58,240	64,420	58,504	69,919
Other real estate	7,438	1,422	8,401	1,927
Other repossessed assets	24	34	26	43
Total nonperforming assets	$65,702	$65,876	$66,931	$71,889
Nonperforming loans to total loans	0.51%	0.63%	0.51%	0.70%
Nonperforming assets to total loans plus repossessed property	0.57	0.65	0.59	0.72
Nonperforming assets to total assets	0.33	0.34	0.33	0.37

The schedules below summarize the changes in nonperforming assets during the three months ended March 31, 2023, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2022	$58,504	$8,401	$26	$66,931
Loan foreclosures	(219)	211	8	—
Net loan recoveries	1,040	—	—	1,040
New nonperforming loans	4,626	—	—	4,626
Reduction of nonperforming loans(1)	(5,711)	—	—	(5,711)
OREO/Repossessed assets sales proceeds	—	(1,132)	(4)	(1,136)
OREO/Repossessed assets writedowns, net	—	(42)	(6)	(48)
March 31, 2023	$58,240	$7,438	$24	$65,702

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $1.2 million or 2% to $65.7 million or 0.33% of total assets at March 31, 2023, compared to $66.9 million or 0.33% of total assets at December 31, 2022. Nonperforming loans were $58.2 million at March 31, 2023, compared to $58.5 million at December 31, 2022, which represented 0.51% of total loans at both March 31, 2023, and December 31, 2022. At March 31, 2023, approximately $40.0 million or 69% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to fifteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $9.0 million and $12.5 million at March 31, 2023, and December 31, 2022, respectively.

SECURITIES

The composition of the securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 35% of total assets at both March 31, 2023, and December 31, 2022. Total securities carried at fair value as of March 31, 2023, were $6.10 billion, a decrease of $50.5 million or 1% from $6.15 billion at December 31, 2022.

As of March 31, 2023, and December 31, 2022, securities with a carrying value of $2.96 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. HTLF pledged additional securities totaling $1.48 billion to increase borrowing capacity with various short-term borrowing programs. As of March 31, 2023, approximately $3.83 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of March 31, 2023, and December 31, 2022, in thousands:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
U.S. treasuries	$31,932	0.46%	$31,699	0.45%
U.S. agencies	43,584	0.62	43,135	0.61
Obligations of states and political subdivisions	1,720,020	24.57	1,708,840	24.24
Mortgage-backed securities - agency	1,757,469	25.10	1,772,105	25.13
Mortgage-backed securities - non-agency	2,117,882	30.25	2,181,876	30.94
Commercial mortgage-backed securities - agency	86,022	1.23	85,123	1.21
Commercial mortgage-backed securities - non-agency	657,874	9.40	659,459	9.35
Asset-backed securities	435,523	6.22	416,054	5.90
Corporate bonds	57,845	0.83	57,942	0.82
Equity securities with a readily determinable fair value	20,604	0.29	20,314	0.29
Other securities	72,364	1.03	74,567	1.06
Total securities	$7,001,119	100.00%	$7,051,114	100.00%

HTLF's securities portfolio had an expected modified duration of 6.19 years as of both March 31, 2023, and December 31, 2022.

At March 31, 2023, HTLF had $72.4 million of other securities, including capital stock in each Federal Home Loan Bank ("FHLB") of which each of its Banks is a member. All these securities were classified as other securities held at cost.

DEPOSITS

Total deposits were $17.68 billion as of March 31, 2023, compared to $17.51 billion at December 31, 2022, an increase of $168.3 million or 1%. As of March 31, 2023, 35% of HTLF's deposits were uninsured and uncollateralized.

HTLF maintains a granular and diverse deposit base. As of March 31, 2023, no Bank Market represented more than 12% of total customers deposits, and no major industry represented more than 10% of total customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2022, in thousands:

	March 31, 2023	December 31, 2022	Change	% Change
Demand-customer	$5,119,554	$5,701,340	$(581,786)	(10)%
Savings-customer	8,647,396	8,903,747	(256,351)	(3)
Savings-wholesale	609,213	1,090,644	(481,431)	(44)
Total savings	9,256,609	9,994,391	(737,782)	(7)
Time-customer	1,071,476	851,539	219,937	26
Time-wholesale	2,233,707	965,739	1,267,968	131
Total time	3,305,183	1,817,278	1,487,905	82
Total deposits	$17,681,346	$17,513,009	$168,337	1%

Total customer deposits	$14,838,426	$15,456,626	$(618,200)	(4)%
Total wholesale deposits	2,842,920	2,056,383	786,537	38%
Total deposits	$17,681,346	$17,513,009	$168,337

At March 31, 2023, HTLF had $2.84 billion of wholesale deposits, of which $609.2 million were included in savings deposits and $2.23 billion were included in time deposits. HTLF had $1.09 billion of wholesale savings deposits and $965.7 million of wholesale time deposits at December 31, 2022.

The table below presents the composition of deposits by category as of March 31, 2023, and December 31, 2022, in thousands:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Demand-customer	$5,119,554	28.95%	$5,701,340	32.55%
Savings-customer	8,647,396	48.91	8,903,747	50.85
Savings-wholesale	609,213	3.45	1,090,644	6.23
Time-customer	1,071,476	6.06	851,539	4.86
Time-wholesale	2,233,707	12.63	965,739	5.51
Total	$17,681,346	100.00%	$17,513,009	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of March 31, 2023, and December 31, 2022, in thousands:

	March 31, 2023	December 31, 2022	Change	% Change
Securities sold under agreement to repurchase	$81,641	$95,303	$(13,662)	(14)%
Advances from the FHLB	1,000	50,000	(49,000)	(98)
Advances from the federal discount window	—	224,000	(224,000)	(100)
Other short-term borrowings	9,696	6,814	2,882	42
Total	$92,337	$376,117	$(283,780)	(75)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. All Banks own FHLB stock in one of the Chicago, Dallas, Des Moines or Topeka FHLBs, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. Short-term borrowings totaled $92.3 million at March 31, 2023, compared to $376.1 million at December 31, 2022, a decrease of $283.8 million or 75%.

The Banks pledged securities that provided borrowing capacity totaling $476.9 million as of March 31, 2023, to the BTFP, which is a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting all the needs of depositors. There were no advances from the BTFP during the first quarter of 2023.

The Banks provide retail repurchase agreements to their customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $81.6 million at March 31, 2023, compared to $95.3 million at December 31, 2022, a decrease of $13.7 million or 14%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first three months of 2023, and the outstanding balance was $0 at both March 31, 2023, and December 31, 2022.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of March 31, 2023, and December 31, 2022, in thousands:

	March 31, 2023	December 31, 2022	Change	% Change
Advances from the FHLB	$710	$740	$(30)	(4)%
Trust preferred securities	148,565	148,284	281	—
Contracts payable	80	82	(2)	(2)
Subordinated notes	222,742	222,647	95	—
Total	$372,097	$371,753	$344	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of March 31, 2023, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/2023(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	7.66%	03/17/2034	06/17/2023
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.16	04/07/2036	07/07/2023
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	6.35	09/15/2037	06/15/2023
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	6.44	09/01/2037	06/01/2023
Morrill Statutory Trust I	9,393	12/19/2002	3.25% over LIBOR	8.38	12/26/2032	06/26/2023
Morrill Statutory Trust II	9,115	12/17/2003	2.85% over LIBOR	7.76	12/17/2033	06/17/2023
Sheboygan Statutory Trust I	6,812	09/17/2003	2.95% over LIBOR	7.86	09/17/2033	06/17/2023
CBNM Capital Trust I	4,570	09/10/2004	3.25% over LIBOR	8.12	12/15/2034	06/15/2023
Citywide Capital Trust III	6,619	12/19/2003	2.80% over LIBOR	7.60	12/19/2033	07/23/2023
Citywide Capital Trust IV	4,483	09/30/2004	2.20% over LIBOR	7.12	09/30/2034	05/23/2023
Citywide Capital Trust V	12,480	05/31/2006	1.54% over LIBOR	6.41	07/25/2036	06/15/2023
OCGI Statutory Trust III	3,022	06/27/2002	3.65% over LIBOR	8.91	09/30/2032	06/30/2023
OCGI Capital Trust IV	5,525	09/23/2004	2.50% over LIBOR	7.37	12/15/2034	06/15/2023
BVBC Capital Trust II	7,329	04/10/2003	3.25% over LIBOR	8.06	04/24/2033	07/24/2023
BVBC Capital Trust III	9,627	07/29/2005	1.60% over LIBOR	6.76	09/30/2035	06/30/2023
Total trust preferred costs	148,565

(1) Effective weighted average interest rate as of March 31, 2023, was 7.60%.
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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2023	14.98%	12.02%	11.28%	9.25%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,035,898	$15,035,898	$15,035,898	N/A
Average assets	N/A	N/A	N/A	$19,528,724

December 31, 2022	14.76%	11.81%	11.07%	9.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,937,128	$14,937,128	$14,937,128	N/A
Average assets	N/A	N/A	N/A	$19,322,778

Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $756.5 million and $702.2 million at March 31, 2023, and December 31, 2022, respectively, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $456.3 million and $403.9 million at March 31, 2023, and December 31, 2022, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of March 31, 2023, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2023, and December 31, 2022, commitments to extend credit aggregated $4.87 billion and $4.73 billion, respectively. Standby letters of credit aggregated $55.6 million at March 31, 2023, and $55.1 million at December 31, 2022.

At March 31, 2023, and December 31, 2022, HTLF's banks had $614.3 million and $682.9 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no other material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2023, that are ordinary routine litigation incidental to business.

HTLF continues to explore opportunities to expand the size of its banking footprint by opportunistically augmenting organic growth by identifying acquisition targets that complement or supplement its current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets, as well as acquisitions of fee income businesses that complement and build on existing businesses or further meet the needs of customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

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

At March 31, 2023, HTLF had $362.1 million of cash and cash equivalents, time deposits in other financial institutions of $1.7 million and securities carried at fair value of $6.10 billion. Management expects the securities portfolio to produce cash flows of approximately $1.3 billion over the next twelve months.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

The Banks' FHLB memberships give them the ability to borrow funds for short-term and long-term purposes under a variety of programs. Short-term borrowing balances are dependent on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances, on average, to be stable sources of funds. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank, including the BTFP.

Additional funding is provided by long-term debt and short-term borrowings. As of March 31, 2023, HTLF had $372.1 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure.

During the first quarter of 2023, HTLF shifted out of overnight borrowings and into brokered CDs, which allowed for more immediate funding availability through various sources. HTLF pledged additional securities totaling $1.48 billion to increase borrowing capacity, and as of March 31, 2023, pledged securities totaled $2.96 billion. As of March 31, 2023, approximately $3.83 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of March 31, 2023, dollars in thousands:

	As of March 31, 2023
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,604,904
Bank Term Funding Program	—	476,925
Federal Home Loan Bank	1,711	679,588
Federal Funds	—	247,500
Wholesale deposits/brokered CDs	2,842,920	1,689,420
Total	$2,844,631	$4,698,337

HTLF is focused on loan growth and strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Management believes it is unlikely HTLF would be required to sell securities at a loss for such funding needs. The securities portfolio is expected to produce cash flows of approximately $1.3 billion over the next twelve months, which could be used to fund loan growth. Additionally, growing deposits will continue to be a focus. During the first quarter of 2023, HTLF initiated a deposit campaign that resulted in over 8,000 new consumer deposit accounts. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

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

At March 31, 2023, the parent company had cash of $284.4 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was renewed most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2023. This credit agreement contains specific financial covenants, all of which HTLF complied with as of March 31, 2023.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid to HTLF by its Banks. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at HTLF's Banks, certain portions of their retained earnings are not available for the payment of dividends.

HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement expires in August 2025.

Management believes that cash on hand, cash flows from operations and cash availability under existing borrower programs and facilities will be sufficient to meet any recurring and additional operating cash needs in 2023.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the Banks, and, on a consolidated basis, by HTLF's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for HTLF and each of its Banks. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on HTLF's interest rate risk profile and net interest income.

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at March 31, 2023, and March 31, 2022, provided the following results, in thousands:

	2023		2022
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$632,070	(1.32)%	$528,585	(1.79)%
Base	640,512	—	538,243	—
Up 200 Basis Points	654,132	2.13	560,459	4.13
Year 2
Down 100 Basis Points	$658,497	2.81%	$517,169	(3.92)%
Base	688,624	7.51	557,176	3.52
Up 200 Basis Points	713,149	11.34	610,213	13.37

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
•During the three months ended March 31, 2023, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2023, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $85.9 million as of March 31, 2023, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)	Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

10.2	(1)	Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: May 5, 2023