Form 10-Q
period 2023-06-30
HEARTLAND FINANCIAL USA INC
filed 2023-08-04
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 3, 2023, the Registrant had outstanding 42,650,343 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and due from banks	$317,303	$309,045
Interest bearing deposits with other banks and other short-term investments	82,884	54,042
Cash and cash equivalents	400,187	363,087
Time deposits in other financial institutions	1,490	1,740
Securities:
Carried at fair value (cost of $6,415,588 at June 30, 2023, and $6,788,729 at December 31, 2022)	5,798,041	6,147,144
Held to maturity, net of allowance for credit losses of $0 at both June 30, 2023, and December 31, 2022 (fair value of $806,942 at June 30, 2023, and $776,557 at December 31, 2022)	834,673	829,403
Other investments, at cost	72,291	74,567
Loans held for sale	14,353	5,277
Loans receivable:
Held to maturity	11,717,974	11,428,352
Allowance for credit losses	(111,198)	(109,483)
Loans receivable, net	11,606,776	11,318,869
Premises, furniture and equipment, net	186,679	190,479
Premises, furniture and equipment held for sale	3,741	6,851
Other real estate, net	2,677	8,401
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	21,651	25,154
Servicing rights, net	—	7,840
Cash surrender value on life insurance	195,793	193,403
Other assets	510,359	496,008
TOTAL ASSETS	$20,224,716	$20,244,228
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,897,858	$5,701,340
Savings	8,772,596	9,994,391
Time	3,993,089	1,817,278
Total deposits	17,663,543	17,513,009
Short-term borrowings	44,364	376,117
Other borrowings	372,403	371,753
Accrued expenses and other liabilities	285,416	248,294
TOTAL LIABILITIES	18,365,726	18,509,173
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 188,500 and 6,104 shares at June 30, 2023, and December 31, 2022; none issued or outstanding at both June 30, 2023, and December 31, 2022)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both June 30, 2023, and December 31, 2022; 11,500 shares issued and outstanding at both June 30, 2023 and December 31, 2022)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both June 30, 2023, and December 31, 2022; issued 42,644,544 shares at June 30, 2023, and 42,467,394 shares at December 31, 2022)	42,645	42,467
Capital surplus	1,087,358	1,080,964
Retained earnings	1,193,522	1,120,925
Accumulated other comprehensive loss	(575,240)	(620,006)
TOTAL STOCKHOLDERS' EQUITY	1,858,990	1,735,055
TOTAL LIABILITIES AND EQUITY	$20,224,716	$20,244,228

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$168,899	$108,718	$322,742	$211,087
Interest on securities:
Taxable	58,172	38,098	114,148	70,718
Nontaxable	6,378	5,508	12,406	11,710
Interest on interest bearing deposits in other financial institutions	2,051	563	3,182	634
TOTAL INTEREST INCOME	235,500	152,887	452,478	294,149
INTEREST EXPENSE:
Interest on deposits	81,975	6,530	138,873	9,507
Interest on short-term borrowings	848	88	3,270	134
Interest on other borrowings (includes $(63) and $182 of interest (income) expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2023 and 2022, respectively, and $701 and $363 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022, respectively)	5,545	3,808	10,991	7,368
TOTAL INTEREST EXPENSE	88,368	10,426	153,134	17,009
NET INTEREST INCOME	147,132	142,461	299,344	277,140
Provision for credit losses	5,379	3,246	8,453	6,491
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	141,753	139,215	290,891	270,649
NONINTEREST INCOME:
Service charges and fees	19,627	18,066	36,763	33,317
Loan servicing income	411	834	1,125	1,120
Trust fees	5,419	5,679	11,076	11,758
Brokerage and insurance commissions	677	839	1,373	1,708
Capital markets fees	4,037	4,871	6,486	7,910
Securities (losses) gains, net (includes $325 and $2,641 of net security losses reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2023 and 2022, respectively, and $1,429 and $650 of net security losses reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022, respectively)	(314)	(2,089)	(1,418)	783
Unrealized gain (loss) on equity securities, net	(41)	(121)	152	(404)
Net gains on sale of loans held for sale	1,050	2,901	2,881	6,312
Valuation adjustment on servicing rights	—	—	—	1,658
Income on bank owned life insurance	1,220	523	2,184	1,047
Other noninterest income	407	3,036	1,870	3,899
TOTAL NONINTEREST INCOME	32,493	34,539	62,492	69,108
NONINTEREST EXPENSES:
Salaries and employee benefits	62,099	64,032	124,248	130,206
Occupancy	6,691	7,094	13,900	14,456
Furniture and equipment	3,063	3,033	5,978	6,552
Professional fees	15,194	14,457	27,991	27,997
FDIC insurance assessments	3,035	1,530	6,314	3,146
Advertising	3,052	1,283	5,037	2,838
Core deposit and customer relationship intangibles amortization	1,715	2,083	3,503	4,137
Other real estate and loan collection expenses	348	78	503	273
Gain on sales/valuations of assets, net	(3,372)	(3,230)	(2,257)	(3,184)
Acquisition, integration and restructuring costs	1,892	2,412	3,565	2,988
Partnership investment in tax credit projects	154	737	692	814
Other noninterest expenses	15,575	12,970	31,015	27,053
TOTAL NONINTEREST EXPENSES	109,446	106,479	220,489	217,276
INCOME BEFORE INCOME TAXES	64,800	67,275	132,894	122,481
Income taxes (includes $63 and $667 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2023 and 2022, respectively, and $535 and $164 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022, respectively)	15,384	15,402	30,702	27,519
NET INCOME	49,416	51,873	102,192	94,962
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$47,404	$49,861	$98,167	$90,937
EARNINGS PER COMMON SHARE - BASIC	$1.11	$1.17	$2.30	$2.14
EARNINGS PER COMMON SHARE - DILUTED	$1.11	$1.17	$2.30	$2.14
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.27	$0.60	$0.54
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$49,416	$51,873	$102,192	$94,962
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale ("AFS") securities:
Net change in unrealized gain (loss) on securities	(43,558)	(263,212)	22,609	(641,902)
Reclassification adjustment for net losses on hedged AFS securities	29,510	—	29,510	—
Reclassification adjustment for net losses realized in net income	325	2,641	1,429	650
Income tax (expense) benefit	3,366	60,429	(14,555)	159,799
Other comprehensive income (loss) on available for sale securities	(10,357)	(200,142)	38,993	(481,453)
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,768	—	5,508	—
Income tax expense	(693)	—	(1,753)	—
Other comprehensive income on held to maturity securities	2,075	—	3,755	—
Change in cash flow hedges:
Net change in unrealized gain on derivatives	—	—	1,952	—
Reclassification adjustment for net losses (gains) on derivatives realized in net income	(63)	182	701	363
Income taxes	24	(37)	(635)	(76)
Other comprehensive income (loss) on cash flow hedges	(39)	145	2,018	287
Other comprehensive income (loss)	(8,321)	(199,997)	44,766	(481,166)
TOTAL COMPREHENSIVE INCOME (LOSS)	$41,095	$(148,124)	$146,958	$(386,204)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,192	$94,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,519	12,964
Provision for credit losses	8,453	6,491
Net amortization of premium on securities	14,848	38,332
Securities losses (gains), net	1,418	(783)
Unrealized (gain) loss on equity securities, net	(152)	404
Stock based compensation	6,893	5,090
Loans originated for sale	(86,860)	(180,072)
Proceeds on sales of loans held for sale	80,641	188,317
Net gains on sale of loans held for sale	(2,857)	(5,408)
Increase in accrued interest receivable	(2,135)	(280)
Decrease (increase) in prepaid expenses	2,647	(2,194)
Increase (decrease) in accrued interest payable	30,446	(91)
Capitalization of servicing rights	(24)	(904)
Valuation adjustment on servicing rights	—	(1,658)
Gain on sales/valuations of assets, net	(2,257)	(139)
Net excess tax benefit (expense) from stock based compensation	(75)	129
Other, net	21,028	33,327
NET CASH PROVIDED BY OPERATING ACTIVITIES	184,725	188,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	286,738	973,911
Proceeds from the sale of securities held to maturity	—	2,337
Proceeds from the maturity of and principal paydowns on securities available for sale	336,175	565,196
Proceeds from the maturity of and principal paydowns on securities held to maturity	298	1,286
Proceeds from the maturity of time deposits in other financial institutions	250	1,039
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	6,761	6,715
Purchase of securities available for sale	(265,959)	(1,788,922)
Purchase of other investments	(4,474)	(8,714)
Net increase in loans	(307,920)	(752,767)
Purchase of bank owned life insurance policies	(206)	(201)
Proceeds from bank owned life insurance policies	—	502
Proceeds from sale of mortgage servicing rights	6,714	—
Capital expenditures	(3,043)	(8,181)
Proceeds from the sale of equipment	1,321	4,264
Net cash expended in divestitures	—	(50,616)
Proceeds on sale of OREO and other repossessed assets	5,077	1,927
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$61,732	$(1,052,224)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits	$(803,482)	$(392,811)
Net (decrease) increase in savings deposits	(1,221,795)	1,203,729
Net increase in time deposit accounts	2,175,811	61,228
Net decrease in short-term borrowings	(281,753)	(33,848)
Proceeds from short term advances	51,000	141,000
Repayments of short term advances	(101,000)	(141,000)
Repayments of other borrowings	(60)	(168)
Proceeds from issuance of common stock	1,456	1,682
Dividends paid	(29,534)	(26,880)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(209,357)	812,932
Net increase (decrease) in cash and cash equivalents	37,100	(50,805)
Cash and cash equivalents at beginning of year	363,087	435,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$400,187	$384,794
Supplemental disclosures:
Cash paid for income/franchise taxes	$40,303	$17,457
Cash paid for interest	122,688	17,100
Loans transferred to OREO	239	4,684
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	3,741	4,061
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	5,825	—
Dividends declared, not paid	2,074	2,013
Purchases of securities available for sale, accrued, not settled	—	7,420

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2022	$110,705	$42,370	$1,073,048	$992,655	$(286,921)	$1,931,857
Comprehensive income (loss)				51,873	(199,997)	(148,124)
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.27 per share				(11,440)		(11,440)
Issuance of 69,531 shares of common stock		69	1,332			1,401
Stock based compensation			2,386			2,386
Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				94,962	(481,166)	(386,204)
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.54 per share				(22,855)		(22,855)
Issuance of 164,175 shares of common stock		164	(280)			(116)
Stock based compensation			5,090			5,090
Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068

Balance at March 31, 2023	$110,705	$42,559	$1,084,112	$1,158,948	$(566,919)	$1,829,405
Comprehensive income (loss)				49,416	(8,321)	41,095
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.30 per share				(12,830)		(12,830)
Issuance of 85,818 shares of common stock		86	1,072			1,158
Stock based compensation			2,174			2,174
Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				102,192	44,766	146,958
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.60 per share				(25,570)		(25,570)
Issuance of 177,150 shares of common stock		178	(499)			(321)
Stock based compensation			6,893			6,893
Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

During the first quarter of 2023, HTLF reclassified swap and loan syndication income (collectively, "capital markets fees") to capital markets fees from other noninterest income on the consolidated statements of income, and all prior periods have been adjusted.

During the second quarter of 2023, HTLF reclassified Federal Deposit Insurance Corporation ("FDIC") insurance premiums to FDIC insurance assessments from professional fees on the consolidated statements of income, and all prior periods have been adjusted.

In the second quarter of 2023, HTLF amended and restated its Certificate of Incorporation and filed Certificates of Elimination with the state of Delaware with respect to Series A, B, C, and D preferred stock issuances, which returned these previously designated shares to authorized but unissued. The following shows the details of Series A, B, C and D preferred stock at December 31, 2022:
•Series A Junior Participating preferred stock-par value $1 per share; authorized 16,000 shares; none issued or outstanding at December 31, 2022
•Series B Fixed Rate Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series C Senior Non-Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock-par value $1 per share; 3,000 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022

After the cancellation of Series A, B, C and D preferred shares, total preferred shares authorized increased to 188,500 from 6,104 at December 31, 2022, of which none were issued or outstanding at both June 30, 2023 and December 31, 2022.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six- months ended June 30, 2023 and 2022, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended June 30,
	2023	2022
Net income	$49,416	$51,873
Preferred dividends	(2,012)	(2,012)
Net income available to common stockholders	$47,404	$49,861

Weighted average common shares outstanding for basic earnings per share	42,696	42,475
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	62	91
Weighted average common shares for diluted earnings per share	42,758	42,566
Earnings per common share — basic	$1.11	$1.17
Earnings per common share — diluted	$1.11	$1.17
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	59	172
Number of antidilutive stock options excluded from diluted earnings per share computation	221	—

	Six Months Ended June 30,
	2023	2022
Net income	$102,192	$94,962
Preferred dividends	(4,025)	(4,025)
Net income available to stockholders	$98,167	$90,937

Weighted average common shares outstanding for basic earnings per share	42,655	42,418
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	98	145
Weighted average common shares for diluted earnings per share	42,753	42,563
Earnings per common share — basic	$2.30	$2.14
Earnings per common share — diluted	$2.30	$2.14
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	95	76
Number of antidilutive stock options excluded from diluted earnings per share computation	62	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Effect of New Financial Accounting Standards

ASU 2022-01
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method," which expands the current last-of-layer method by allowing multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. HTLF adopted this ASU on January 1, 2023, and these amendments were applied prospectively.

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

ASU 2023-02
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

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
U.S. treasuries	$32,413	$—	$(734)	$31,679
U.S. agencies	48,944	—	(5,908)	43,036
Obligations of states and political subdivisions	985,387	5	(136,153)	849,239
Mortgage-backed securities - agency	1,958,157	51	(271,562)	1,686,646
Mortgage-backed securities - non-agency	2,150,547	39	(154,777)	1,995,809
Commercial mortgage-backed securities - agency	99,072	—	(15,247)	83,825
Commercial mortgage-backed securities - non-agency	635,549	—	(17,557)	617,992
Asset-backed securities	425,632	—	(12,916)	412,716
Corporate bonds	59,199	—	(2,788)	56,411
Total debt securities	6,394,900	95	(617,642)	5,777,353
Equity securities with a readily determinable fair value	20,688	—	—	20,688
Total	$6,415,588	$95	$(617,642)	$5,798,041
December 31, 2022
U.S. treasuries	$32,369	$8	$(678)	$31,699
U.S. agencies	49,437	—	(6,302)	43,135
Obligations of states and political subdivisions	1,049,578	14	(170,155)	879,437
Mortgage-backed securities - agency	2,042,092	56	(270,043)	1,772,105
Mortgage-backed securities - non-agency	2,327,308	1,417	(146,849)	2,181,876
Commercial mortgage-backed securities - agency	100,518	—	(15,395)	85,123
Commercial mortgage-backed securities - non-agency	679,511	—	(20,052)	659,459
Asset-backed securities	428,397	—	(12,343)	416,054
Corporate bonds	59,205	—	(1,263)	57,942
Total debt securities	6,768,415	1,495	(643,080)	6,126,830
Equity securities with a readily determinable fair value	20,314	—	—	20,314
Total	$6,788,729	$1,495	$(643,080)	$6,147,144

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30,

2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Obligations of states and political subdivisions	$834,673	$2,775	(30,506)	$806,942
Total	$834,673	$2,775	$(30,506)	$806,942
December 31, 2022
Obligations of states and political subdivisions	$829,403	$3,096	$(55,942)	$776,557
Total	$829,403	$3,096	$(55,942)	$776,557

As of June 30, 2023, and December 31, 2022, HTLF had $32.2 million and $33.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$17,299	$16,935
Due in 1 to 5 years	70,602	68,532
Due in 5 to 10 years	48,317	40,477
Due after 10 years	989,725	854,421
Total debt securities	1,125,943	980,365
Mortgage and asset-backed securities	5,268,957	4,796,988
Equity securities with a readily determinable fair value	20,688	20,688
Total investment securities	$6,415,588	$5,798,041

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$1,459	$1,460
Due in 1 to 5 years	70,913	70,453
Due in 5 to 10 years	159,786	157,595
Due after 10 years	602,515	577,434
Total debt securities	$834,673	$806,942

As of June 30, 2023, and December 31, 2022, securities with a carrying value of $2.88 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and six months ended June 30, 2023 and 2022, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$140,290	$149,840	$286,738	$973,911
Gross security gains	483	357	483	7,298
Gross security losses	808	2,998	1,912	7,948

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of June 30, 2023, and December 31, 2022. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2022, and December 31, 2021, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2023
U.S. treasuries	$28,270	$(652)	5	$3,409	$(82)	1	$31,679	$(734)	6
U.S. agencies	—	—	—	43,036	(5,908)	6	43,036	(5,908)	6
Obligations of states and political subdivisions	2,698	(118)	3	844,628	(136,035)	162	847,326	(136,153)	165
Mortgage-backed securities - agency	27,450	(1,774)	30	1,657,307	(269,788)	191	1,684,757	(271,562)	221
Mortgage-backed securities - non-agency	393,712	(33,619)	16	1,205,116	(121,158)	43	1,598,828	(154,777)	59
Commercial mortgage-backed securities - agency	1,795	(96)	1	82,030	(15,151)	19	83,825	(15,247)	20
Commercial mortgage-backed securities - non-agency	7,254	(262)	2	588,183	(17,295)	16	595,437	(17,557)	18
Asset-backed securities	31,941	(1,997)	1	121,281	(10,919)	10	153,222	(12,916)	11
Corporate bonds	48,966	(1,532)	2	7,445	(1,256)	6	56,411	(2,788)	8
Total temporarily impaired securities	$542,086	$(40,050)	60	$4,552,435	$(577,592)	454	$5,094,521	$(617,642)	514
December 31, 2022
U.S. treasuries	$28,699	$(678)	4	$—	$—	—	$28,699	$(678)	4
U.S. agencies	16,487	(222)	5	26,648	(6,080)	2	43,135	(6,302)	7
Obligations of states and political subdivisions	288,457	(28,378)	69	589,641	(141,777)	113	878,098	(170,155)	182
Mortgage-backed securities - agency	241,288	(21,420)	99	1,528,951	(248,623)	126	1,770,239	(270,043)	225
Mortgage-backed securities - non-agency	950,054	(70,213)	25	693,531	(76,636)	25	1,643,585	(146,849)	50
Commercial mortgage-backed securities - agency	27,732	(2,291)	12	57,392	(13,104)	7	85,124	(15,395)	19
Commercial mortgage-backed securities - non-agency	530,541	(16,830)	15	84,619	(3,222)	4	615,160	(20,052)	19
Asset-backed securities	118,613	(6,107)	7	56,621	(6,236)	6	175,234	(12,343)	13
Corporate bonds	57,544	(1,257)	7	398	(6)	1	57,942	(1,263)	8
Total temporarily impaired securities	$2,259,415	$(147,396)	243	$3,037,801	$(495,684)	284	$5,297,216	$(643,080)	527

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2023
Obligations of states and political subdivisions	$727,436	$(30,464)	155	$1,522	$(42)	1	$728,958	$(30,506)	156
Total temporarily impaired securities	$727,436	(30,464)	155	$1,522	$(42)	1	$728,958	(30,506)	156
December 31, 2022
Obligations of states and political subdivisions	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155
Total temporarily impaired securities	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155

HTLF reviews each security in the investment securities portfolio on a quarterly basis for potential credit losses, taking into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, financial condition of the issuer, and security and industry specific economic conditions. With regard to debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to HTLF's purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2023 and 2022.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the declines in fair value are attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2023 and 2022.

Based on HTLF's credit loss methodology applicable to held to maturity debt securities, no allowance for credit losses was required at both June 30, 2023, and December 31, 2022.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of June 30, 2023, and December 31, 2022, which are updated quarterly and used to monitor the credit quality of the securities:

	June 30, 2023	December 31, 2022
Rating
AAA	$83,190	$79,598
AA, AA+, AA-	588,448	588,354
A+, A, A-	138,122	136,624
BBB	20,618	20,623
Not Rated	4,295	4,204
Total	$834,673	$829,403

Included in other investments were shares of stock in each Federal Home Loan Bank (the "FHLB") of which each of its Banks is a member at an amortized cost of $8.1 million at June 30, 2023, and $12.3 million at December 31, 2022.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2023, and December 31, 2022, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of June 30, 2023, and December 31, 2022, were as follows, in thousands:

	June 30, 2023	December 31, 2022
Loans receivable held to maturity:
Commercial and industrial	$3,590,680	$3,464,414
Paycheck Protection Program ("PPP")	4,139	11,025
Owner occupied commercial real estate	2,398,698	2,265,307
Non-owner occupied commercial real estate	2,530,736	2,330,940
Real estate construction	1,013,134	1,076,082
Agricultural and agricultural real estate	839,817	920,510
Residential real estate	828,437	853,361
Consumer	512,333	506,713
Total loans receivable held to maturity	11,717,974	11,428,352
Allowance for credit losses	(111,198)	(109,483)
Loans receivable, net	$11,606,776	$11,318,869

As of June 30, 2023, and December 31, 2022, HTLF had $52.1 million and $49.1 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at June 30, 2023, and December 31, 2022, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships on nonaccrual with $500,000 or more of total exposure are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
June 30, 2023
Commercial and industrial	$6,817	$22,579	$29,396	$16,051	$3,574,629	$3,590,680
PPP	—	—	—	—	4,139	4,139
Owner occupied commercial real estate	290	14,419	14,709	7,629	2,391,069	2,398,698
Non-owner occupied commercial real estate	257	17,719	17,976	14,018	2,516,718	2,530,736
Real estate construction	—	28,246	28,246	910	1,012,224	1,013,134
Agricultural and agricultural real estate	1,000	2,511	3,511	7,147	832,670	839,817
Residential real estate	—	7,644	7,644	2,254	826,183	828,437
Consumer	—	9,716	9,716	—	512,333	512,333
Total	$8,364	$102,834	$111,198	$48,009	$11,669,965	$11,717,974

December 31, 2022
Commercial and industrial	$6,670	$22,401	$29,071	$18,712	$3,445,702	$3,464,414
PPP	—	—	—	—	11,025	11,025
Owner occupied commercial real estate	376	13,572	13,948	7,932	2,257,375	2,265,307
Non-owner occupied commercial real estate	—	16,539	16,539	11,371	2,319,569	2,330,940
Real estate construction	—	29,998	29,998	1,518	1,074,564	1,076,082
Agricultural and agricultural real estate	63	2,571	2,634	3,851	916,659	920,510
Residential real estate	—	7,711	7,711	1,607	851,754	853,361
Consumer	—	9,582	9,582	—	506,713	506,713
Total	$7,109	$102,374	$109,483	$44,991	$11,383,361	$11,428,352

The following tables show the amortized cost basis as of June 30, 2023, of the loans modified during the three- and six-months ended June 30, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

For the Three Months Ended June 30, 2023	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$1,411	0.04%	$—	—%
Owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	1,354	0.16	—	—
Residential real estate	—	—	—	—
Total	$2,765	0.02%	$—	—%

For the Six Months Ended June 23, 2023	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$5,073	0.14%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.21
Real estate construction	1,477	0.15	—	—
Agricultural and agricultural real estate	1,354	0.16	—	—
Residential real estate	752	0.09	—	—
Total	$8,656	0.07%	$5,043	0.04%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty in the six months ending June 30, 2023.

Loan Type	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	9	0
Owner occupied commercial real estate	0	12
Real estate construction	6	0
Agricultural and agricultural real estate	9	0
Residential real estate	12	0

At June 30, 2023, there were $2.7 million in unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three months and six months ended June 30, 2023, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the six months ended June 30, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
June 30, 2023
Commercial and industrial	$—	$—	$—	$—	$5,073	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,477
Agricultural and agricultural real estate	—	—	—	—	1,354	—
Residential real estate	—	—	—	—	—	752
Total	$—	$—	$—	$—	$11,470	$2,229

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of June 30, 2023, and December 31, 2022.

The following table shows the risk category of loans by loan category, year of origination and charge-offs as of June 30, 2023, in thousands:

As of June 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$347,091	$891,309	$375,623	$221,147	$88,352	$340,468	$1,139,264	$3,403,254
Watch	5,500	16,536	1,431	1,764	6,012	11,266	46,907	89,416
Substandard	20,127	7,012	5,520	9,008	20,299	10,765	25,279	98,010
Commercial and industrial total	$372,718	$914,857	$382,574	$231,919	$114,663	$362,499	$1,211,450	$3,590,680
Commercial and industrial charge-offs	$—	$290	$101	$1,414	$554	$1,386	$1,392	$5,137

PPP
Pass	$—	$—	$3,944	$69	$—	$—	$—	$4,013
Watch	—	—	6	—	—	—	—	6
Substandard	—	—	120	—	—	—	—	120
PPP total	$—	$—	$4,070	$69	$—	$—	$—	$4,139
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied commercial real estate

As of June 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Pass	$223,815	$500,240	$768,837	$228,536	$246,327	$242,129	$40,683	$2,250,567
Watch	19,888	15,187	15,238	4,013	8,418	11,065	321	74,130
Substandard	23,518	9,897	3,665	22,093	5,154	9,322	352	74,001
Owner occupied commercial real estate total	$267,221	$525,324	$787,740	$254,642	$259,899	$262,516	$41,356	$2,398,698
Owner occupied commercial real estate charge-offs	$—	$—	$—	$5	$—	$14	$—	$19

Non-owner occupied commercial real estate
Pass	$282,886	$742,328	$518,555	$219,439	$245,083	$302,523	$63,131	$2,373,945
Watch	—	4,448	1,355	3,222	27,118	40,103	—	76,246
Substandard	—	6,873	3,757	942	26,916	42,057	—	80,545
Non-owner occupied commercial real estate total	$282,886	$753,649	$523,667	$223,603	$299,117	$384,683	$63,131	$2,530,736
Non-owner occupied commercial real estate charge-offs	$—	$—	$—	$29	$—	$—	$—	$29

Real estate construction
Pass	$114,193	$557,657	$262,600	$41,632	$12,094	$4,591	$7,906	$1,000,673
Watch	—	6,546	—	76	—	102	—	6,724
Substandard	406	4,239	665	340	17	70	—	5,737
Real estate construction total	$114,599	$568,442	$263,265	$42,048	$12,111	$4,763	$7,906	$1,013,134
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$109,375	$233,885	$120,638	$69,406	$30,000	$51,715	$187,766	$802,785
Watch	780	240	750	2,901	418	607	764	6,460
Substandard	1,366	9,832	3,374	54	911	14,117	918	30,572
Agricultural and agricultural real estate total	$111,521	$243,957	$124,762	$72,361	$31,329	$66,439	$189,448	$839,817
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$—	$—	$—	$5,309	$5,309

Residential real estate
Pass	$41,579	$189,390	$256,355	$80,165	$44,278	$177,741	$19,838	$809,346
Watch	—	2,045	3,006	48	1,441	4,632	34	11,206
Substandard	799	203	1,512	827	219	3,926	399	7,885
Residential real estate total	$42,378	$191,638	$260,873	$81,040	$45,938	$186,299	$20,271	$828,437
Residential real estate charge-offs	$—	$59	$—	$—	$—	$—	$—	$59

Consumer
Pass	$30,129	$70,624	$41,217	$9,952	$4,700	$15,735	$332,789	$505,146
Watch	625	69	829	35	44	801	1,491	3,894
Substandard	8	264	222	95	185	1,938	581	3,293
Consumer total	$30,762	$70,957	$42,268	$10,082	$4,929	$18,474	$334,861	$512,333
Consumer charge-offs	$—	$87	$71	$23	$18	$8	$1,004	$1,211

Total Pass	$1,149,068	$3,185,433	$2,347,769	$870,346	$670,834	$1,134,902	$1,791,377	$11,149,729
Total Watch	26,793	45,071	22,615	12,059	43,451	68,576	49,517	268,082
Total Substandard	46,224	38,320	18,835	33,359	53,701	82,195	27,529	300,163
Total Loans	$1,222,085	$3,268,824	$2,389,219	$915,764	$767,986	$1,285,673	$1,868,423	$11,717,974

Total Charge-offs	$—	$436	$172	$1,471	$572	$1,408	$7,705	$11,764

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2022, in thousands.

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$967,103	$442,001	$260,021	$101,998	$57,776	$421,312	$1,064,333	$3,314,544
Watch	12,638	1,370	685	5,487	2,882	3,315	21,984	48,361
Substandard	6,691	14,366	9,369	22,171	5,546	6,758	36,608	101,509
Commercial and industrial total	$986,432	$457,737	$270,075	$129,656	$66,204	$431,385	$1,122,925	$3,464,414
PPP
Pass	$—	$7,807	$526	$—	$—	$—	$—	$8,333
Watch	—	7	—	—	—	—	—	7
Substandard	—	2,685	—	—	—	—	—	2,685
PPP total	$—	$10,499	$526	$—	$—	$—	$—	$11,025
Owner occupied commercial real estate
Pass	$511,547	$781,946	$255,476	$266,228	$103,943	$179,503	$34,117	$2,132,760
Watch	22,079	3,410	12,346	8,520	3,645	11,899	—	61,899
Substandard	2,971	23,802	26,490	6,358	2,574	7,353	1,100	70,648
Owner occupied commercial real estate total	$536,597	$809,158	$294,312	$281,106	$110,162	$198,755	$35,217	$2,265,307
Non-owner occupied commercial real estate
Pass	$756,059	$515,075	$227,383	$261,964	$127,400	$210,289	$70,398	$2,168,568
Watch	8,131	792	2,849	38,218	38,510	16,180	547	105,227
Substandard	202	6,784	1,838	16,019	22,332	9,970	—	57,145
Non-owner occupied commercial real estate total	$764,392	$522,651	$232,070	$316,201	$188,242	$236,439	$70,945	$2,330,940
Real estate construction
Pass	$597,370	$328,391	$88,660	$21,221	$2,568	$6,274	$8,252	$1,052,736
Watch	665	16,218	1,257	—	—	122	—	18,262
Substandard	2,587	356	173	446	1,478	44	—	5,084
Real estate construction total	$600,622	$344,965	$90,090	$21,667	$4,046	$6,440	$8,252	$1,076,082

Agricultural and agricultural real estate
Pass	$324,791	$140,252	$79,307	$34,447	$22,600	$38,672	$239,686	$879,755
Watch	3,795	515	3,865	641	444	672	902	10,834
Substandard	8,674	3,224	204	1,859	12,323	2,682	955	29,921
Agricultural and agricultural real estate total	$337,260	$143,991	$83,376	$36,947	$35,367	$42,026	$241,543	$920,510

Residential real estate
Pass	$189,133	$268,561	$64,627	$39,468	$34,863	$217,489	$23,331	$837,472
Watch	706	1,095	88	957	2,296	2,237	399	7,778
Substandard	28	1,273	1,024	99	792	4,895	—	8,111
Residential real estate total	$189,867	$270,929	$65,739	$40,524	$37,951	$224,621	$23,730	$853,361

Consumer
Pass	$80,592	$47,787	$11,722	$6,022	$4,840	$24,655	$325,247	$500,865
Watch	20	191	35	119	74	1,584	953	2,976
Substandard	188	331	242	303	75	1,539	194	2,872
Consumer total	$80,800	$48,309	$11,999	$6,444	$4,989	$27,778	$326,394	$506,713

Total Pass	$3,426,595	$2,531,820	$987,722	$731,348	$353,990	$1,098,194	$1,765,364	$10,895,033
Total Watch	48,034	23,598	21,125	53,942	47,851	36,009	24,785	255,344
Total Substandard	21,341	52,821	39,340	47,255	45,120	33,241	38,857	277,975
Total Loans	$3,495,970	$2,608,239	$1,048,187	$832,545	$446,961	$1,167,444	$1,829,006	$11,428,352

Included in the nonpass loans at June 30, 2023, and December 31, 2022, were $126,000 and $2.7 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration ("SBA").

As of June 30, 2023, HTLF had $176,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at June 30, 2023, and December 31, 2022, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2023
Commercial and industrial	$6,646	$1,202	$517	$8,365	$3,561,379	$20,936	$3,590,680
PPP	19	—	109	128	4,011	—	4,139
Owner occupied commercial real estate	137	2,290	—	2,427	2,387,931	8,340	2,398,698
Non-owner occupied commercial real estate	—	—	—	—	2,516,515	14,221	2,530,736
Real estate construction	36	—	—	36	1,010,274	2,824	1,013,134
Agricultural and agricultural real estate	108	360	1	469	829,814	9,534	839,817
Residential real estate	673	321	780	1,774	821,925	4,738	828,437
Consumer	1,499	371	52	1,922	509,048	1,363	512,333
Total gross loans receivable held to maturity	$9,118	$4,544	$1,459	$15,121	$11,640,897	$61,956	$11,717,974
December 31, 2022
Commercial and industrial	$1,099	$356	$131	$1,586	$3,440,062	$22,766	$3,464,414
PPP	—	—	—	—	11,006	19	11,025
Owner occupied commercial real estate	12	127	—	139	2,256,365	8,803	2,265,307
Non-owner occupied commercial real estate	—	—	—	—	2,319,282	11,658	2,330,940
Real estate construction	16	28	—	44	1,073,687	2,351	1,076,082
Agricultural and agricultural real estate	48	—	142	190	914,088	6,232	920,510
Residential real estate	1,206	152	—	1,358	846,739	5,264	853,361
Consumer	1,526	196	—	1,722	503,853	1,138	506,713
Total gross loans receivable held to maturity	$3,907	$859	$273	$5,039	$11,365,082	$58,231	$11,428,352

Loans delinquent 30 to 89 days as a percent of total loans were 0.12% at June 30, 2023, compared to 0.04% at December 31, 2022. Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

HTLF recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2023 and June 30, 2022. As of June 30, 2023, and December 31, 2022, HTLF had $28.7 million and $26.7 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and six- months ended June 30, 2023, and June 30, 2022, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2023	$31,823	$14,151	$17,062	$30,138	$2,546	$7,564	$9,423	$112,707
Charge-offs	(3,686)	(5)	(29)	—	(5,309)	(59)	(525)	(9,613)
Recoveries	118	—	—	2	1	—	154	275
Provision (benefit)	1,141	563	943	(1,894)	6,273	139	664	7,829
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(5,137)	(19)	(29)	—	(5,309)	(59)	(1,211)	(11,764)
Recoveries	1,840	112	—	19	11	19	1,465	3,466
Provision (benefit)	3,622	668	1,466	(1,771)	6,175	(27)	(120)	10,013
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2022	$25,800	$17,975	$16,013	$21,397	$2,667	$7,875	$8,795	$100,522
Charge-offs	(643)	—	(193)	—	(25)	(49)	(563)	(1,473)
Recoveries	445	—	—	2	124	—	188	759
Provision (benefit)	2,066	(317)	(82)	(2,008)	182	745	959	1,545
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(5,143)	—	(322)	—	(3,129)	(137)	(5,959)	(14,690)
Recoveries	651	40	33	9	577	—	472	1,782
Provision (benefit)	4,422	(1,596)	(1,881)	(3,156)	287	281	5,816	4,173
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Changes in the allowance for credit losses for unfunded commitments for the three- and six-months ended June 30, 2023, and June 30, 2022, were as follows:

	For the Three Months Ended June 30,
	2023	2022
Balance at March 31,	$21,086	$16,079
Provision (benefit)	(2,450)	1,701
Balance at June 30,	$18,636	$17,780

	For the Six Months Ended June 30,
	2023	2022
Balance at December 31,	$20,196	$15,462
Provision (benefit)	(1,560)	2,318
Balance at June 30,	$18,636	$17,780

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both June 30, 2023, and December 31, 2022. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries in the fourth quarter of every year as of September 30.

The sustained decline in HTLF's stock price, which management deemed to be a triggering event, caused management to perform a quantitative impairment test on its goodwill in the second quarter of 2023. Management concluded that none of the goodwill at any of HTLF's reporting units was impaired.

The gross carrying amount of other intangible assets, which consists of core deposit intangibles and mortgage servicing rights, and the associated accumulated amortization at June 30, 2023, and December 31, 2022, are presented in the table below, in thousands:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$79,534	$21,651	$101,185	$76,031	$25,154
Mortgage servicing rights	—	—	—	13,700	5,860	7,840
Total	$101,185	$79,534	$21,651	$114,885	$81,891	$32,994

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Six months ending December 31, 2023	$3,236
Year ending December 31,
2024	5,591
2025	4,700
2026	3,533
2027	2,601
2028	1,287
Thereafter	703
Total	$21,651

On March 31, 2023, First Bank & Trust, a division of HTLF Bank, closed on the sale of its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of $698.5 million, to two unrelated third-parties. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of March 31, 2023. Cash of approximately $6.7 million was received on March 31, 2023, and an estimated loss of $193,000 was recorded. A receivable of approximately $746,000 was recorded in other assets on the consolidated balance sheet as of March 31, 2023, due to the timing of the servicing transfer per the terms of the sale agreement. Pursuant to the agreement, which includes customary terms and conditions, First Bank & Trust provided interim servicing of the loans until the transfer date, which was May 1, 2023.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the six months ended June 30, 2023, and June 30, 2022:

	2023	2022
Balance at January 1,	$7,840	$6,412
Originations	24	904
Amortization	(210)	(686)
Sale of mortgage servicing rights	(7,654)	—
Valuation adjustment	—	1,658
Balance at period end	$—	$8,288
Mortgage servicing rights, net to servicing portfolio	—%	1.13%

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at December 31, 2022.

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
December 31, 2022	$1,388	$1,388	$—	$6,452	$6,452	$—

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

HTLF considers and uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps, interest rate lock commitments and forward sales of mortgage securities. In addition, HTLF facilitates back-to-back loan swaps to assist customers in managing their interest rate risk while executing offsetting interest rate swaps with dealer counterparties.

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $586,000 of collateral at June 30, 2023, compared to $793,000 as of December 31, 2022, related to derivative financial instruments. HTLF's counterparties were required to pledge $75.2 million at June 30, 2023, compared to $45.1 million at December 31, 2022.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
In 2021, two interest rate swap transactions were terminated, and the debt was converted to variable rate subordinated debentures. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense related to the terminated swaps will total $596,000.

In the first quarter of 2023, HTLF terminated its interest rate swap agreement, which effectively converted $500.0 million of variable rate loans to fixed rate loans. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $985,000.

HTLF had no derivative instruments designated as cash flow hedges at June 30, 2023. The table below identifies the balance sheet category and fair value of HTLF's derivative instrument designated as a cash flow hedge at December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Interest rate swap	$500,000	$13	Other Assets

The table below identifies the gains and losses recognized on HTLF's terminated derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2023, and June 30, 2022, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2023
Interest rate swap	$—	Interest income	$63
Six Months Ended June 30, 2023
Interest rate swap	$1,952	Interest income	$(701)
Three Months Ended June 30, 2022
Interest rate swap	$—	Interest income	$—
Six Months Ended June 30, 2022
Interest rate swap	$—	Interest income	$—

Fair Value Hedges
HTLF uses interest rate swaps to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure. HTLF also uses interest rate swaps to mitigate the risk of changes in the fair market value of certain municipal and mortgage-backed securities. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in the consolidated statements of income as the changes in the fair value of the hedged items attributable to the risk being hedged.

HTLF uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in the fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

During the second quarter of 2023, HTLF entered into interest rate swaps designated as fair value hedges with initial notional amounts totaling $838.1 million primarily designed to provide protection for unrealized securities losses against the impact of higher mid-to-long term interest rates using the portfolio layer method. HTLF also executed an interest rate swap designated as a fair value hedge with an original notional amount of $500.0 million to convert certain long-term fixed rate loans to floating rates to hedge interest rate risk exposure using the portfolio layer method.

The portfolio layer method allows HTLF to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow. The fair value portfolio level basis adjustment on the hedged securities has not been attributed to the individual available for sale security on the consolidated balance sheet.

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps as of June 30, 2023 and December 31, 2022, in thousands:

	Fair Value	Balance Sheet Category
June 30, 2023
Interest rate swaps-loans receivable held to maturity	$13,643	Other assets
Interest rate swaps-securities carried at fair value	31,052	Other assets
December 31, 2022
Interest rate swaps-loans receivable held to maturity	54	Other assets

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at June 30, 2023, and December 31, 2022, in thousands:

	Location in the consolidated balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
June 30, 2023
Interest rate swap	Loans receivable held to maturity	$501,080	$(12,938)
Interest rate swap	Securities carried at fair value	826,545	(29,584)
December 31, 2022
Interest rate swap	Loans receivable held to maturity	$1,185	$(54)

The table below identifies the gains and losses recognized on HTLF's fair value hedges and the income statement classification for the three- and six- months ended June 30, 2023, and June 30, 2022, in thousands. For the three- and six-months ended June 30, 2023, HTLF recorded $74,000 of interest income on taxable securities related to ineffectiveness.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain recognized in interest income and fees on loans	$13,604	$42	$13,589	$1,225
Gain recognized in interest income on securities-taxable	31,052	—	31,052	—

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at June 30, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2023
Embedded derivatives	$5,843	$118	Other assets
December 31, 2022
Embedded derivatives	$6,028	$135	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and six- months ended June 30, 2023, and June 30, 2022, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) recognized in other noninterest income on embedded derivatives	$20	$100	$(17)	$325

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2023, and June 30, 2022, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
June 30, 2023
Customer interest rate swaps	$1,325,478	$51,876	Other assets	4.08%	7.16%
Customer interest rate swaps	1,325,478	(51,876)	Other liabilities	7.16	4.08
December 31, 2022
Customer interest rate swaps	$819,662	$46,091	Other assets	4.23%	6.76%
Customer interest rate swaps	819,662	(46,091)	Other liabilities	6.76	4.23

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into and to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both June 30, 2023, and December 31, 2022. HTLF's counterparties were required to pledge no collateral at both June 30, 2023, and December 31, 2022, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at June 30, 2023, and December 31, 2022, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
June 30, 2023
Interest rate lock commitments (mortgage)	Other assets	$12,329	$306
Forward commitments	Other assets	18,500	43
Forward commitments	Other liabilities	1,500	(4)
Undesignated interest rate swaps	Other liabilities	5,843	(118)
December 31, 2022
Interest rate lock commitments (mortgage)	Other assets	$9,340	$174
Forward commitments	Other assets	6,400	47
Forward commitments	Other liabilities	5,750	(99)
Undesignated interest rate swaps	Other liabilities	6,028	(135)

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and six- months ended June 30, 2023, and June 30, 2022, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate lock commitments (mortgage)	$(128)	$523	$282	$(672)
Forward commitments	(181)	(967)	91	68
Undesignated interest rate swaps	20	(100)	17	(325)

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

On March 31, 2023, HTLF sold its mortgage servicing rights portfolio. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of March 31, 2023. The book value and fair value were both $0 as of March 31, 2023.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2023, and December 31, 2022, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Securities available for sale
U.S. treasuries	$31,679	$31,679	$—	$—
U.S. agencies	43,036	—	43,036	—
Obligations of states and political subdivisions	849,239	—	849,239	—
Mortgage-backed securities - agency	1,686,646	—	1,686,646	—
Mortgage-backed securities - non-agency	1,995,809	—	1,995,809	—
Commercial mortgage-backed securities - agency	83,825	—	83,825	—
Commercial mortgage-backed securities - non-agency	617,992	—	617,992	—
Asset-backed securities	412,716	—	412,716	—
Corporate bonds	56,411	—	56,411	—
Equity securities with a readily determinable fair value	20,688	—	20,688	—
Derivative financial instruments(1)	96,689	—	96,689	—
Interest rate lock commitments	306	—	—	306
Forward commitments	43	—	43	—
Total assets at fair value	$5,895,079	$31,679	$5,863,094	$306
Liabilities
Derivative financial instruments(2)	$51,994	$—	$51,994	$—
Forward commitments	4	—	4	—
Total liabilities at fair value	$51,998	$—	$51,998	$—
December 31, 2022
Assets
Securities available for sale
U.S. treasuries	$31,699	$31,699	$—	$—
U.S. agencies	43,135	—	43,135	—
Obligations of states and political subdivisions	879,437	—	879,437	—
Mortgage-backed securities - agency	1,772,105	—	1,772,105	—
Mortgage-backed securities - non-agency	2,181,876	—	2,181,876	—
Commercial mortgage-backed securities - agency	85,123	—	85,123	—
Commercial mortgage-backed securities - non-agency	659,459	—	659,459	—
Asset-backed securities	416,054	—	416,054	—
Corporate bonds	57,942	—	57,942	—
Equity securities with a readily determinable fair value	20,314	—	20,314	—
Derivative financial instruments(2)	46,293	—	46,293	—
Interest rate lock commitments	174	—	—	174
Forward commitments	47	—	47	—
Total assets at fair value	$6,193,658	$31,699	$6,161,785	$174
Liabilities
Derivative financial instruments(1)	$46,226	$—	$46,226	$—
Forward commitments	99	—	99	—
Total liabilities at fair value	$46,325	$—	$46,325	$—

(1) Includes interest rate swaps, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$9,234	$—	$—	$9,234	$799
Owner occupied commercial real estate	7,339	—	—	7,339	—
Non-owner occupied commercial real estate	13,761	—	—	13,761	—
Real estate construction	910	—	—	910	—
Agricultural and agricultural real estate	6,147	—	—	6,147	5,309
Residential real estate	2,254	—	—	2,254	—
Total collateral dependent individually assessed loans	$39,645	$—	$—	$39,645	$6,108
Loans held for sale	$14,353	$—	$14,353	$—	$(266)
Other real estate owned	2,677	—	—	2,677	737
Premises, furniture and equipment held for sale	3,741	—	—	3,741	759

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,042	$—	$—	$12,042	$4,186
Owner occupied commercial real estate	7,556	—	—	7,556	—
Non-owner occupied commercial real estate	11,371	—	—	11,371	—
Real estate construction	1,518	—	—	1,518	—
Agricultural and agricultural real estate	3,788	—	—	3,788	—
Residential real estate	1,607	—	—	1,607	—
Total collateral dependent individually assessed loans	$37,882	$—	$—	$37,882	$4,186
Loans held for sale	$5,277	$—	$5,277	$—	$(116)
Other real estate owned	8,401	—	—	8,401	180
Premises, furniture and equipment held for sale	6,851	—	—	6,851	1,562
Servicing rights	7,840	—	—	7,840	516

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$306	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Other real estate owned	2,677	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Premises, furniture and equipment held for sale	3,741	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	9,234	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	7,339	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-13%(3)
Non-owner occupied commercial real estate	13,761	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-9%(3)
Real estate construction	910	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	6,147	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	2,254	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022
Balance at January 1,	$174	$1,306
Total net gains included in earnings	282	(1,828)
Issuances	1,110	3,683
Settlements	(1,260)	(2,987)
Balance at period end	$306	$174

Gains included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at June 30, 2023, and December 31, 2022, were $306,000 and $174,000, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of June 30, 2023, and December 31, 2022, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$400,187	$400,187	$400,187	$—	$—
Time deposits in other financial institutions	1,490	1,490	1,490	—	—
Securities:
Carried at fair value	5,798,041	5,798,041	31,679	5,766,362	—
Held to maturity	834,673	806,942	—	806,942	—
Other investments	72,291	72,291	—	72,291	—
Loans held for sale	14,353	14,353	—	14,353	—
Loans, net:
Commercial and industrial	3,561,284	3,380,572	—	3,371,338	9,234
PPP	4,139	4,139	—	4,139	—
Owner occupied commercial real estate	2,383,989	2,196,424	—	2,189,085	7,339
Non-owner occupied commercial real estate	2,512,760	2,370,988	—	2,357,227	13,761
Real estate construction	984,888	979,326	—	978,416	910
Agricultural and agricultural real estate	836,306	760,910	—	754,763	6,147
Residential real estate	820,793	708,992	—	706,738	2,254
Consumer	502,617	483,574	—	483,574	—
Total Loans, net	11,606,776	10,884,925	—	10,845,280	39,645
Cash surrender value on life insurance	195,793	195,793	—	195,793	—
Derivative financial instruments(1)	96,689	96,689	—	96,689	—
Interest rate lock commitments	306	306	—	—	306
Forward commitments	43	43	—	43	—
Financial liabilities:
Deposits
Demand deposits	4,897,858	4,897,858	—	4,897,858	—
Savings deposits	8,772,596	8,772,596	—	8,772,596	—
Time deposits	3,993,089	3,993,089	—	3,993,089	—
Short term borrowings	44,364	44,364	—	44,364	—
Other borrowings	372,403	374,127	—	374,127	—
Derivative financial instruments(2)	51,994	51,994	—	51,994	—
Forward commitments	4	4	—	4	—

(1) Includes interest rate swaps, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,087	$363,087	$363,087	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,147,144	6,147,144	31,699	6,115,445	—
Held to maturity	829,403	776,557	—	776,557	—
Other investments	74,567	74,567	—	74,567	—
Loans held for sale	5,277	5,277	—	5,277	—
Loans, net:
Commercial and industrial	3,435,343	3,270,127	—	3,258,085	12,042
PPP	11,025	11,025	—	11,025	—
Owner occupied commercial real estate	2,251,359	2,084,665	—	2,077,109	7,556
Non-owner occupied commercial real estate	2,314,401	2,184,796	—	2,173,425	11,371
Real estate construction	1,046,084	1,039,244	—	1,037,726	1,518
Agricultural and agricultural real estate	917,876	842,637	—	838,849	3,788
Residential real estate	845,650	741,325	—	739,718	1,607
Consumer	497,131	480,018	—	480,018	—
Total Loans, net	11,318,869	10,653,837	—	10,615,955	37,882
Cash surrender value on life insurance	193,403	193,403	—	193,403	—
Derivative financial instruments(1)	46,293	46,293	—	46,293	—
Interest rate lock commitments	174	174	—	—	174
Forward commitments	47	47	—	47	—
Financial liabilities:
Deposits
Demand deposits	5,701,340	5,701,340	—	5,701,340	—
Savings deposits	9,994,391	9,994,391	—	9,994,391	—
Time deposits	1,817,278	1,817,278	—	1,817,278	—
Short term borrowings	376,117	376,117	—	376,117	—
Other borrowings	371,753	372,473	—	372,473	—
Derivative financial instruments(1)	46,226	46,226	—	46,226	—
Forward commitments	99	99	—	99	—

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

NOTE 8: STOCK COMPENSATION

Under its 2020 Long-Term Incentive Plan (the "Plan"), HTLF's Compensation and Human Capital Committee, (the "Compensation Committee"), may grant non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, . The Plan has 1,460,000 shares of common stock authorized for issuance. As of June 30, 2023, 757,105 shares of common stock were available for issuance under future awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $75,000 of tax expense during the six months ended June 30, 2023, and a tax benefit of $129,000 during the six months ended June 30, 2022, related to the exercise, vesting and forfeiture of equity-based awards.

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

The Compensation Committee has also granted three-year performance-based RSUs, generally in the first quarter of each year. These performance-based RSUs will be earned based on satisfaction of performance targets for the three-year performance period as defined in the RSU agreement. These performance-based RSUs or a portion thereof vest after measurement of performance in relation to the performance targets.

The time-based RSUs may also vest upon death or disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement), and the three-year performance-based RSUs may also vest to the extent that they are earned upon death, disability, upon a change in control or upon a "qualified retirement" (as defined in the RSU agreement).

All of HTLF's RSUs will be settled in common stock upon vesting. Most RSUs granted after March 2023 accrue dividends, which are paid without interest only upon vesting. Dividend equivalents with respect to RSUs forfeited are also forfeited. RSUs granted prior to 2023 are not entitled to dividend equivalents.

A summary of the RSUs outstanding as of June 30, 2023, and June 30, 2022, and changes during the six months ended June 30, 2023 and 2022, follows:

	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	424,086	$46.15	389,885	$44.19
Granted	241,347	47.30	236,120	48.47
Vested	(166,845)	42.22	(158,519)	45.03
Forfeited	(28,612)	44.27	(25,500)	46.60
Outstanding at June 30,	469,976	$48.25	441,986	$46.03

Total compensation costs recorded for RSUs were $6.7 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were $12.9 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2026.

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

A summary of the status of stock options as of June 30, 2023, and changes during the six months ended June 30, 2023, is shown in the table below. There were no options outstanding at June 30, 2022.

	2023
	Shares	Weighted Average Exercise Price
Outstanding January 1,	64,518	$48.79
Granted	—	—
Exercised	—	—
Forfeited	(6,452)	48.79
Outstanding at June 30,	58,066	48.79
Options exercisable at June 30,	—	$—

At June 30, 2023, the options had a weighted average remaining contractual life of 9.42 years. The intrinsic value of the vested options as of June 30, 2023 was $0. The intrinsic value of the options exercised during the six months ended June 30, 2023, was $0. The total fair value of the shares that vested during the six months ended June 30, 2023, was $0. Total compensation costs recorded for stock options during the six months ended June 30, 2023 and 2022 were $109,000 and $0, respectively. As of June 30, 2023, there were $602,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

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

OVERVIEW

Heartland Financial USA, Inc. is a bank holding company operating under the brand name "HTLF". HTLF's independently branded banks (referred to herein collectively as the "Banks", "Bank Markets") serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of June 30, 2023, HTLF had four Banks operating under 11 local bank brands through a total of 117 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, capital markets fees, net securities gains/(losses), net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, FDIC insurance assessments, advertising, core deposit and customer relationship intangibles amortization, other real estate and loan collection expenses, (gains)/losses on sales/valuation of assets, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

HTLF Response to Recent Banking Industry Disruptions

The banking industry experienced significant disruptions in March 2023, including bank failures, which has since caused industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. In response to the concerns, management continues to:
•help customers facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificate of Deposit Registry Service ("CDARS") products,
•monitor and adjust deposit pricing to address the highly competitive deposit environment,
•maintain borrowing capacity through various federal programs, including the Federal Reserve's Bank Term Funding Program ("BTFP"), which totaled $3.30 billion as of June 30, 2023, of which no balance was drawn, and
•conduct active commercial and retail deposit campaigns, which resulted in nearly 1,300 net new commercial deposit account and over 1,400 net new retail accounts opened in the second quarter of 2023.

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of June 30, 2023:
•Outstanding loans totaling $408.4 million were collateralized by non-owner occupied office space, which represents 3.5% of the total loans held to maturity, and the average loan size was $1.3 million.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.
•The amount of office exposure in the securities portfolio was less than 1% of the total portfolio.

As of June 30, 2023:
•66% of HTLF's deposits were insured or collateralized.
•HTLF's capital ratios substantially exceeded the well-capitalized thresholds, and management believes that HTLF would remain well-capitalized in the event that regulatory rules were adopted requiring that unrealized losses in the total investment portfolio be included in the calculation of regulatory capital ratios.

Overview of Second Quarter and Year to Date results as of June 30, 2023

HTLF reported the following results for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022:
•net income available to common stockholders of $47.4 million compared to $49.9 million, a decrease of $2.5 million or 5%,
•earnings per diluted common share of $1.11 compared to $1.17, a decrease of $0.06 or 5%,
•net interest income of $147.1 million compared to $142.5 million, an increase of $4.7 million or 3%,
•total revenue growth of $2.6 million or 1% to $179.6 million compared to $177.0 million,

•return on average assets was 0.98% compared to 1.06%,
•return on average common equity was 11.01% compared to 11.55%, and
•return on average tangible common equity (non-GAAP) was 17.33% compared to 18.35%.

HTLF reported the following results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:
•net income available to common stockholders of $98.2 million compared to $90.9 million, an increase of $7.2 million or 8%.
•earnings per diluted common share of $2.30 compared to $2.14, an increase of $0.16 or 7%,
•net interest income of $299.3 million compared to $277.1 million, an increase of $22.2 million or 8%,
•total revenue of $361.8 million compared to $346.2 million, an increase of $15.6 million or 5%,
•return on average common equity was 11.70% compared to 9.82%,
•return on average assets was 1.02% compared to 0.99%, and
•return on average tangible common equity (non-GAAP) was 18.63% compared to 15.08%.

During the first quarter of 2023, HTLF reclassified swap and loan syndication income (collectively, "capital markets fees") to capital markets fees from other noninterest income on the consolidated statements of income, and all prior periods have been adjusted.

During the second quarter of 2023, HTLF reclassified Federal Deposit Insurance Corporation ("FDIC") insurance premiums to FDIC insurance assessments from professional fees on the consolidated statements of income, and all prior periods have been adjusted.

For the second quarter of 2023, net interest margin was 3.19% (3.24% on a fully tax-equivalent basis, non-GAAP), which compares to 3.36% (3.40% on a fully tax-equivalent basis, non-GAAP) for the first quarter of 2023, and 3.18% (3.22% on a fully tax-equivalent basis, non-GAAP) for the second quarter of 2022. For the first six months of 2023, net interest margin was 3.27% (3.32% on a fully tax-equivalent basis, non-GAAP) which compares to 3.13% (3.17% on a fully tax equivalent basis, non-GAAP) for the first six months of 2022.

The efficiency ratio was 60.93% (59.82% on an adjusted fully tax-equivalent basis, non-GAAP) for the second quarter of 2023 compared to 60.16% (57.66% on an adjusted fully-tax equivalent basis, non-GAAP) for the same quarter of 2022. For the first six months of 2023, the efficiency ratio was 60.94% (58.48% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 62.75% (61.02% on an adjusted fully tax-equivalent basis, non-GAAP) for the first six months of 2022.

Total assets were $20.22 billion at June 30, 2023, a decrease of $19.5 million or less than 1% since December 31, 2022. Securities represented 33% and 35% of total assets at June 30, 2023 and December 31, 2022, respectively. Total loans held to maturity were $11.72 billion at June 30, 2023, compared to $11.43 billion at December 31, 2022, an increase of $289.6 million or 3%.

The total allowance for lending related credit losses was $129.8 million or 1.11% of total loans at June 30, 2023, compared to $129.7 million or 1.13% of total loans at December 31, 2022.

Total deposits were $17.66 billion as of June 30, 2023, compared to $17.51 billion at December 31, 2022, an increase of $150.5 million or 1%.

Total equity was $1.86 billion at June 30, 2023, compared to $1.74 billion at December 31, 2022. Book value per common share was $41.00 at June 30, 2023, compared to $38.25 at year-end 2022. The unrealized loss on securities available for sale, net of applicable taxes, was $576.5 million at June 30, 2023, compared to an unrealized loss of $619.2 million, net of applicable taxes, at December 31, 2022.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2023 Developments

HTLF Retirement Plan Services
As of March 29, 2023, HTLF's subsidiary, Dubuque Bank & Trust, entered into an agreement to sell and transfer the recordkeeping and administration services component of HTLF’s Retirement Plan Services business to July Business Services ("July"). Through the new partnership with July, HTLF expects to augment the comprehensive retirement plan solutions offered to clients with enhanced technology and an expanded suite of product offerings that clients expect from a top retirement services provider. The transaction was completed and recordkeeping and administration services were transferred in the second quarter of 2023. The transaction resulted in a gain of $4.3 million.

First Bank & Trust Mortgage Servicing Rights
On March 31, 2023, First Bank & Trust, a division of HTLF Bank, closed on the sale of its mortgage servicing rights portfolio, which consisted of approximately 4,500 loans serviced for others with an unpaid principal balance of $698.5 million. In the agreement, which includes customary terms and conditions, First Bank & Trust provided interim servicing of the loans until the transfer date of May 1, 2023.

Goodwill Impairment Testing
The sustained decline in HTLF's stock price, which management deemed to be a triggering event, caused management to perform impairment testing on its goodwill in the second quarter of 2023. Management concluded that none of the goodwill at any of HTLF's reporting units was impaired.

Fair Value Hedges
During the second quarter of 2023, HTLF entered into interest rate swaps designated as fair value hedges with initial notional amounts of $838.1 million primarily designed to provide protection against unrealized securities losses due to the impact of higher mid-to-long term interest rates. HTLF also executed an interest rate swap designated as a fair value hedge with an original notional amount of $500.0 million to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure.

Charter Consolidation Update
During the second quarter of 2023, Bank of Blue Valley and First Bank & Trust were consolidated into HTLF Bank. Subsequent to June 30, 2023, Rocky Mountain Bank was consolidated into HTLF Bank. Citywide Banks, Premier Valley Bank, Minnesota Bank & Trust, Arizona Bank & Trust, Illinois Bank & Trust, Wisconsin Bank & Trust, Bank of Blue Valley, First Bank & Trust and Rocky Mountain Bank are now operating as divisions of HTLF Bank. The remaining two charters are expected to be consolidated by the end of 2023. Charter consolidation follows a template that retains the current brands, local leadership and local decision making.

Consolidation restructuring costs are projected to be $19-$20 million with approximately $6-$7 million of expenses remaining to be incurred in 2023. Total costs incurred since the project started in the fourth quarter of 2021 through June 30, 2023, were $12.9 million, of which $1.9 million was incurred in the second quarter of 2023. Total charter consolidation costs for the first six months of 2023 totaled $3.6 million. Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements, as well as current and future growth. HTLF has realized some operating efficiencies and financial benefits with the completion of nine charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
STATEMENT OF INCOME DATA
Interest income	$235,500	$152,887	$452,478	$294,149
Interest expense	88,368	10,426	153,134	17,009
Net interest income	147,132	142,461	299,344	277,140
Provision for credit losses	5,379	3,246	8,453	6,491
Net interest income after provision for credit losses	141,753	139,215	290,891	270,649
Noninterest income	32,493	34,539	62,492	69,108
Noninterest expenses	109,446	106,479	220,489	217,276
Income taxes	15,384	15,402	30,702	27,519
Net income	49,416	51,873	102,192	94,962
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
Net income available to common stockholders	$47,404	$49,861	$98,167	$90,937

KEY PERFORMANCE RATIOS
Annualized return on average assets	0.98%	1.06%	1.02%	0.99%
Annualized return on average common equity (GAAP)	11.01	11.55	11.70	9.82
Annualized return on average tangible common equity (non-GAAP)(1)	17.33	18.35	18.63	15.08
Annualized ratio of net charge-offs/(recoveries) to average loans	0.32	0.03	0.15	0.25
Annualized net interest margin (GAAP)	3.19	3.18	3.27	3.13
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.24	3.22	3.32	3.17
Efficiency ratio (GAAP)	60.93	60.16	60.94	62.75
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	59.82	57.66	58.48	61.02
Total noninterest expenses to average assets	2.17	2.18	2.20	2.26
Core noninterest expenses to average assets (non-GAAP)(1)	2.16	2.14	2.15	2.21

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
BALANCE SHEET DATA
Investments	$6,705,005	$7,001,119	$7,051,114	$6,970,864	$7,274,056
Loans held for sale	14,353	10,425	5,277	9,570	18,803
Loans receivable held to maturity	11,717,974	11,495,353	11,428,352	10,923,532	10,678,218
Allowance for credit losses	111,198	112,707	109,483	105,715	101,353
Total assets	20,224,716	20,182,544	20,244,228	19,682,950	19,658,399
Total deposits	17,663,543	17,681,346	17,513,009	17,267,121	17,225,550
Long-term obligations	372,403	372,097	371,753	371,446	372,538
Common equity	1,748,285	1,718,700	1,624,350	1,545,253	1,663,363
COMMON SHARE DATA
Book value per common share (GAAP)	$41.00	$40.38	$38.25	$36.41	$39.19
Tangible book value per common share (non-GAAP)(1)	$26.98	$26.30	$24.09	$22.20	$24.94
ASC 320 effect on book value per common share	$(14.04)	$(13.35)	$(14.58)	$(15.31)	$(11.43)
Common shares outstanding, net of treasury stock	42,644,544	42,558,726	42,467,394	42,444,106	42,439,439
Tangible common equity ratio (non-GAAP)(1)	5.86%	5.72%	5.21%	4.94%	5.56%
Adjusted tangible common equity ratio (non-GAAP)(1)	8.79%	8.61%	8.37%	8.35%	8.11%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,748,285	$1,718,700	$1,624,350	$1,545,253	$1,663,363
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	21,651	23,366	25,154	26,995	28,851
Tangible common equity (non-GAAP)	$1,150,629	$1,119,329	$1,023,191	$942,253	$1,058,507

Common shares outstanding, net of treasury stock	42,644,544	42,558,726	42,467,394	42,444,106	42,439,439
Common equity (book value) per share (GAAP)	$41.00	$40.38	$38.25	$36.41	$39.19
Tangible book value per common share (non-GAAP)	$26.98	$26.30	$24.09	$22.20	$24.94

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,150,629	$1,119,329	$1,023,191	$942,253	$1,058,507

Total assets (GAAP)	$20,224,716	$20,182,544	$20,244,228	$19,682,950	$19,658,399
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	21,651	23,366	25,154	26,995	28,851
Total tangible assets (non-GAAP)	$19,627,060	$19,583,173	$19,643,069	$19,079,950	$19,053,543
Tangible common equity ratio (non-GAAP)	5.86%	5.72%	5.21%	4.94%	5.56%

Reconciliation of Adjusted Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,150,629	$1,119,329	$1,023,191	$942,253	$1,058,507
Accumulated other comprehensive loss	575,240	566,919	620,006	650,636	486,918
Adjusted tangible common equity (non-GAAP)	$1,725,869	$1,686,248	$1,643,197	$1,592,889	$1,545,425

Total tangible assets (non-GAAP)	$19,627,060	$19,583,173	$19,643,069	$19,079,950	$19,053,543
Adjusted tangible common equity ratio (non-GAAP)	8.79%	8.61%	8.37%	8.35%	8.11%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$47,404	$49,861	$98,167	$90,937
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,354	1,645	2,767	3,268
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$48,758	$51,506	$100,934	$94,205

Average common equity (GAAP)	$1,727,013	$1,731,393	$1,691,633	$1,866,657
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	22,481	29,845	23,355	30,883
Average tangible common equity (non-GAAP)	$1,128,527	$1,125,543	$1,092,273	$1,259,769
Annualized return on average common equity (GAAP)	11.01%	11.55%	11.70%	9.82%
Annualized return on average tangible common equity (non-GAAP)	17.33%	18.35%	18.63%	15.08%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$147,132	$142,461	$299,344	$277,140
Plus tax-equivalent adjustment(1)	2,314	1,977	4,523	4,096
Net interest income, fully tax-equivalent (non-GAAP)	$149,446	$144,438	$303,867	$281,236

Average earning assets	$18,523,552	$17,987,734	$18,458,462	$17,873,037

Annualized net interest margin (GAAP)	3.19%	3.18%	3.27%	3.13%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.24	3.22	3.32	3.17
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.03	0.07	0.02	0.06

Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$147,132	$142,461	$299,344	$277,140
Tax-equivalent adjustment(1)	2,314	1,977	4,523	4,096
Fully tax-equivalent net interest income	149,446	144,438	303,867	281,236
Noninterest income (GAAP)	32,493	34,539	62,492	69,108
Securities (gains)/losses, net	314	2,089	1,418	(783)
Unrealized (gain)/loss on equity securities, net	41	121	(152)	404
Valuation adjustment on servicing rights	—	—	—	(1,658)
Adjusted revenue (non-GAAP)	$182,294	$181,187	$367,625	$348,307

Total noninterest expenses (GAAP)	$109,446	$106,479	$220,489	$217,276
Less:
Core deposit and customer relationship intangibles amortization	1,715	2,083	3,503	4,137
Partnership investment in tax credit projects	154	737	692	814
(Gain)/loss on sales/valuation of assets, net	(3,372)	(3,230)	(2,257)	(3,184)
Acquisition, integration and restructuring costs	1,892	2,412	3,565	2,988
Core expenses (non-GAAP)	$109,057	$104,477	$214,986	$212,521
Efficiency ratio (GAAP)	60.93%	60.16%	60.94%	62.75%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	59.82%	57.66%	58.48%	61.02%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$109,446	$106,479	$220,489	$217,276
Core expenses (non-GAAP)	109,057	104,477	214,986	212,521

Average assets	$20,221,511	$19,559,091	$20,170,044	$19,395,391
Total noninterest expenses to average assets (GAAP)	2.17%	2.18%	2.20%	2.26%
Core expenses to average assets (non-GAAP)	2.16%	2.14%	2.15%	2.21%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$93	$275	$167	$615
Professional fees	1,068	1,779	2,002	2,015
Advertising	222	156	344	156
Other noninterest expenses	509	202	1,052	202
Total acquisition, integration and restructuring costs	$1,892	$2,412	$3,565	$2,988
After tax impact on diluted earnings per common share(1)	$0.03	$0.04	$0.07	$0.06

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

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
HTLF's management seeks to optimize net interest income and net interest margin through the growth of earning assets and customer deposits while managing asset and liability positions because they are key indicators of HTLF's profitability.

Net interest income is the difference between interest income on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in volumes and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

For the Quarters ended June 30, 2023 and 2022
Net interest margin, expressed as a percentage of average earning assets, was 3.19% (3.24% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2023 compared to 3.18% (3.22% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2022. For the quarters ended June 30, 2023 and 2022, net interest margin included 3 basis points and 7 basis points, respectively, of net purchase accounting discount amortization. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing. Management anticipates utilizing the cash flow from the investment portfolio to pay down wholesale deposits, which would positively impact net interest margin.

Total interest income and average earning asset changes for the second quarter of 2023 compared to the second quarter of 2022 were:
•Total interest income was $235.5 million compared to $152.9 million, an increase of $82.6 million or 54% and primarily attributable to an increase in average earning assets and higher yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $237.8 million, an increase of $83.0 million or 54% from $154.9 million.
•Average earning assets increased $535.8 million or 3% to $18.52 billion compared to $17.99 billion.
•The average rate on earning assets increased 170 basis points to 5.15% compared to 3.45%, primarily due to recent interest rate increases.

Total interest expense and average interest bearing liability changes for the second quarter of 2023 compared to the second quarter of 2022 were:
•Total interest expense was $88.4 million, an increase of $77.9 million from $10.4 million, due to increases in the average interest rate paid and average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased 232 basis points to 2.68% compared to 0.36%.
•Average interest bearing deposits increased $1.66 billion or 15% to $12.75 billion from $11.08 billion, including an increase of $1.94 billion in wholesale and institutional deposits.
•The average interest rate paid on interest bearing deposits increased 234 basis points to 2.58% compared to 0.24%.
•Average borrowings decreased $29.4 million or 6% to $461.7 million from $491.1 million, and the average interest rate paid on borrowings was 5.55% compared to 3.18%.

Net interest income changes for the second quarter of 2023 compared to the second quarter of 2022 were:
•Net interest income totaled $147.1 million compared to $142.5 million, an increase of $4.7 million or 3%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $149.4 million compared to $144.4 million, which was an increase of $5.0 million or 3%.

For the Six Months ended June 30, 2023 and 2022
Net interest margin, expressed as a percentage of average earning assets, was 3.27% (3.32% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2023, compared to 3.13% (3.17% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2022. For the six months ended June 30, 2023 and 2022, net interest margin included 2 basis points and 6 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first six months of 2023 compared to the first six months of 2022 were:
•Total interest income was $452.5 million, an increase of $158.3 million or 54% from $294.1 million.
•Total interest income on a tax-equivalent basis (non-GAAP) was $457.0 million, an increase of $158.8 million or 53% from $298.2 million.
•Average earning assets increased $585.4 million or 3% to $18.46 billion compared to $17.87 billion.

Total interest expense and average interest bearing liability changes for the first six months of 2023 compared to the first six months of 2022 were:
•Total interest expense was $153.1 million, an increase of $136.1 million from $17.0 million, due to increases in the average interest rate paid and average interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 2.39% compared to 0.31%.
•Average interest bearing deposits increased $1.84 billion or 18% to $12.37 billion from $10.53 billion which was primarily attributable to an increase in wholesale and institutional deposits. Average wholesale and institutional deposits totaled $2.78 billion for the first six months of 2023 compared to $826.1 million for the first six months of 2022.
•The average interest rate paid on interest bearing deposits was 2.26% for the first six months of 2023 compared to 0.18% for the first six months of 2022.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,962,207	$58,172	3.91%	$6,096,888	$55,976	3.72%	$6,419,615	$38,098	2.38%
Nontaxable(1)	895,458	8,074	3.62	922,676	7,630	3.35	915,880	6,972	3.05
Total securities	6,857,665	66,246	3.87	7,019,564	63,606	3.67	7,335,495	45,070	2.46
Interest on deposits with other banks and short-term investments	153,622	2,051	5.41	105,400	1,131	4.35	277,773	563	0.81
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	3,565,449	56,644	6.37	3,459,317	49,907	5.85	3,002,822	30,441	4.07
PPP loans	6,302	24	1.53	9,970	26	1.06	41,370	1,801	17.46
Owner occupied commercial real estate	2,366,107	28,031	4.75	2,289,002	26,769	4.74	2,294,524	22,863	4.00
Non-owner occupied commercial real estate	2,462,098	35,583	5.80	2,331,318	30,749	5.35	2,179,048	22,871	4.21
Real estate construction	1,028,109	18,528	7.23	1,099,026	18,131	6.69	878,555	10,015	4.57
Agricultural and agricultural real estate	848,554	12,256	5.79	835,648	11,353	5.51	782,610	7,933	4.07
Residential mortgage	840,741	9,383	4.48	852,561	9,273	4.41	849,174	8,358	3.95
Consumer	508,082	9,068	7.16	501,236	8,242	6.67	449,265	4,949	4.42
Less: allowance for credit losses-loans	(113,177)	—	—	(110,393)	—	—	(102,902)	—	—
Net loans	11,512,265	169,517	5.91	11,267,685	154,450	5.56	10,374,466	109,231	4.22
Total earning assets	18,523,552	237,814	5.15%	18,392,649	219,187	4.83%	17,987,734	154,864	3.45%
Nonearning Assets	1,697,959			1,725,356			1,571,357
Total Assets	$20,221,511			$20,118,005			$19,559,091
Interest Bearing Liabilities
Savings	$8,935,775	$41,284	1.85%	$9,730,494	$37,893	1.58%	$9,995,497	$5,372	0.22%
Time deposits	3,812,330	40,691	4.28	2,257,047	19,005	3.41	1,088,765	1,158	0.43
Short-term borrowings	89,441	848	3.80	222,772	2,422	4.41	118,646	88	0.30
Other borrowings	372,248	5,545	5.97	371,921	5,446	5.94	372,411	3,808	4.10
Total interest bearing liabilities	13,209,794	88,368	2.68%	12,582,234	64,766	2.09%	11,575,319	10,426	0.36%
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,941,033			5,518,326			5,960,217
Accrued interest and other liabilities	232,966			250,880			181,457
Total noninterest bearing liabilities	5,173,999			5,769,206			6,141,674
Equity	1,837,718			1,766,565			1,842,098
Total Liabilities and Equity	$20,221,511			$20,118,005			$19,559,091
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$149,446			$154,421			$144,438
Net interest spread(1)			2.47%			2.74%			3.09%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.24%			3.40%			3.22%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$6,029,175	$114,148	3.82%	$6,460,412	$70,718	2.21%
Nontaxable(1)	908,992	15,704	3.48	1,010,888	14,823	2.96
Total securities	6,938,167	129,852	3.77	7,471,300	85,541	2.31
Interest bearing deposits with other banks and other short-term investments	129,645	3,182	4.95	247,281	634	0.52
Federal funds sold	—	—	—	6	—	—
Loans:(2)
Commercial and industrial(1)	3,512,807	106,551	6.12	2,874,694	57,494	4.03
PPP loans	8,126	50	1.24	86,460	6,124	14.28
Owner occupied commercial real estate	2,327,702	54,800	4.75	2,268,963	44,141	3.92
Non-owner occupied commercial real estate	2,397,004	66,332	5.58	2,119,925	44,034	4.19
Real estate construction	1,063,372	36,659	6.95	862,989	19,291	4.51
Agricultural and agricultural real estate	842,136	23,609	5.65	764,082	14,939	3.94
Residential mortgage	846,618	18,656	4.44	846,542	16,443	3.92
Consumer	504,678	17,310	6.92	438,024	9,604	4.42
Less: allowance for loan losses	(111,793)	—	—	(107,229)	—	—
Net loans	11,390,650	323,967	5.74	10,154,450	212,070	4.21
Total earning assets	18,458,462	457,001	4.99%	17,873,037	298,245	3.37%
Nonearning Assets	1,711,582			1,522,354
Total Assets	$20,170,044			$19,395,391
Interest Bearing Liabilities
Savings	$9,330,939	$79,177	1.71%	$9,445,778	$7,766	0.17%
Time deposits	3,038,985	59,696	3.96	1,080,267	1,741	0.32
Short-term borrowings	155,738	3,270	4.23	119,115	134	0.23
Other borrowings	372,085	10,991	5.96	372,299	7,368	3.99
Total interest bearing liabilities	12,897,747	153,134	2.39%	11,017,459	17,009	0.31%
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,228,085			6,227,499
Accrued interest and other liabilities	241,874			173,071
Total noninterest bearing liabilities	5,469,959			6,400,570
Equity	1,802,338			1,977,362
Total Liabilities and Equity	$20,170,044			$19,395,391
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$303,867			$281,236
Net interest spread(1)			2.60%			3.06%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.32%			3.17%
Interest bearing liabilities to earning assets	69.87%			61.64%

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

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest bearing liabilities, in thousands, and quantify the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by multiplying the difference between the rate for the current period and the rate for the prior period by the average balance for the prior period. The unallocated change has been allocated pro rata to volume and rate variances.

	Three Months Ended
	June 30, 2023 Compared to June 30, 2022 Change Due to			June 30, 2023 Compared to March 31, 2023 Changes Due to			June 30, 2022 Compared to June 30, 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(17,607)	$37,681	$20,074	$(6,336)	$8,532	$2,196	$3,145	$3,407	$6,552
Nontaxable(1)	(994)	2,096	1,102	(1,205)	1,649	444	2,078	(879)	1,199
Interest bearing deposits	(1,759)	3,247	1,488	612	308	920	1	502	503
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans(1)(2)	13,011	47,275	60,286	3,889	11,178	15,067	22,722	(25,956)	(3,234)
Total earning assets	(7,349)	90,299	82,950	(3,040)	21,667	18,627	27,946	(22,926)	5,020
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(4,012)	39,924	35,912	(15,977)	19,368	3,391	562	2,577	3,139
Time deposits	8,572	30,961	39,533	15,851	5,835	21,686	(104)	(295)	(399)
Short-term borrowings	(155)	915	760	(1,280)	(294)	(1,574)	(120)	110	(10)
Other borrowings	(12)	1,749	1,737	12	87	99	780	52	832
Total interest bearing liabilities	4,393	73,549	77,942	(1,394)	24,996	23,602	1,118	2,444	3,562
Net interest income	$(11,742)	$16,750	$5,008	$(1,646)	$(3,329)	$(4,975)	$26,828	$(25,370)	$1,458

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

	Six Months Ended
	June 30, 2023 Compared to June 30, 2022 Change Due to			June 30, 2022 Compared to June 30, 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(13,802)	$57,232	$43,430	$7,444	$1,285	$8,729
Nontaxable(1)	(3,531)	4,412	881	5,274	(1,924)	3,350
Interest bearing deposits	(1,019)	3,567	2,548	5	503	508
Federal funds sold	—	—	—	—	(1)	(1)
Loans(1)(2)	28,170	83,727	111,897	15,635	(29,033)	(13,398)
Total earning assets	9,818	148,938	158,756	28,358	(29,170)	(812)
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(287)	71,698	71,411	841	2,262	3,103
Time deposits	8,082	49,873	57,955	(328)	(1,453)	(1,781)
Short-term borrowings	54	3,082	3,136	(98)	(18)	(116)
Other borrowings	(13)	3,636	3,623	350	742	1,092
Total interest bearing liabilities	7,836	128,289	136,125	765	1,533	2,298
Net interest income	$1,982	$20,649	$22,631	$27,593	$(30,703)	$(3,110)

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and six- months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision expense for credit losses-loans	$7,829	$1,545	$10,013	$4,173
Provision (benefit) expense for credit losses-unfunded commitments	(2,450)	1,701	(1,560)	2,318
Total provision expense	$5,379	$3,246	$8,453	$6,491

The provision expense for credit losses for loans was $7.8 million for the second quarter of 2023, which was an increase of $6.3 million from provision expense of $1.5 million recorded in the second quarter of 2022. The provision expense for the second quarter of 2023 compared to the second quarter of 2022 was impacted by several factors, including:
•a $5.3 million charge-off related to an overdraft, the result of a fraud incident impacting the account of a single long-term customer compared to net charge-offs of $714,000,
•loan growth of $222.6 million compared to $500.8 million, and
•improvement in credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans were 4.8% of loans at both June 30, 2023 and March 31, 2023. Nonpass loans were 5.8% of total loans at June 30, 2022 compared to 6.3% of total loans at March 31, 2022.

The provision expense for credit losses for loans was $10.0 million for the first six months of 2023 compared to $4.2 million for the first six months of 2022. The provision expense for the first six months of 2023 and the first six months of 2022 were impacted by several factors, including:
•net charge-offs of $8.3 million, which included a $5.3 million charge-off related to an overdraft of a single long-term customer compared to net charge-offs of $12.9 million, which included two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships that had collateral deficiencies,
•loan growth of $289.6 million compared to $723.6 million, and
•stable credit quality during the first six months of 2023 compared to improved credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans were 4.8% of loans at June 30, 2023 compared to 4.7% at December 31, 2022. Nonpass loans were 5.8% of total loans at June 30, 2022 compared to 7.4% of total loans at December 31, 2021.

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

Management believes the allowance for credit losses as of June 30, 2023, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three- and six- months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Service charges and fees	$19,627	$18,066	$1,561	9%
Loan servicing income	411	834	(423)	(51)
Trust fees	5,419	5,679	(260)	(5)
Brokerage and insurance commissions	677	839	(162)	(19)
Capital markets fees	4,037	4,871	(834)	(17)
Securities losses, net	(314)	(2,089)	1,775	85
Unrealized loss on equity securities, net	(41)	(121)	80	66
Net gains on sale of loans held for sale	1,050	2,901	(1,851)	(64)
Valuation adjustment on servicing rights	—	—	—	—
Income on bank owned life insurance	1,220	523	697	133
Other noninterest income	407	3,036	(2,629)	(87)
Total noninterest income	$32,493	$34,539	$(2,046)	(6)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Service charges and fees	$36,763	$33,317	$3,446	10%
Loan servicing income	1,125	1,120	5	—
Trust fees	11,076	11,758	(682)	(6)
Brokerage and insurance commissions	1,373	1,708	(335)	(20)
Capital markets fees	6,486	7,910	(1,424)	(18)
Securities (losses)/gains, net	(1,418)	783	(2,201)	(281)
Unrealized gain/(loss) on equity securities, net	152	(404)	556	138
Net gains on sale of loans held for sale	2,881	6,312	(3,431)	(54)
Valuation adjustment on servicing rights	—	1,658	(1,658)	(100)
Income on bank owned life insurance	2,184	1,047	1,137	109
Other noninterest income	1,870	3,899	(2,029)	(52)
Total noninterest income	$62,492	$69,108	$(6,616)	(10)%

Total noninterest income was $32.5 million during the second quarter of 2023 compared to $34.5 million during the second quarter of 2022, a decrease of $2.0 million or 6%. Total noninterest income was $62.5 million for the first six months of 2023 compared to $69.1 million for the first six months of 2022, a decrease of $6.6 million or 10%. Notable changes in noninterest income categories for the three- and six- months ended June 30, 2023 and 2022 are as follows:

Service charges and fees
The following tables summarize the changes in service charges and fees for the three- and six- months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Service charges and fees on deposit accounts	$5,229	$4,672	$557	12%
Overdraft fees	3,094	2,982	112	4
Customer service and other service fees	93	106	(13)	(12)
Credit card fee income	8,908	7,885	1,023	13
Debit card income	2,303	2,421	(118)	(5)
Total service charges and fees	$19,627	$18,066	$1,561	9%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Service charges and fees on deposit accounts	$10,140	$9,067	$1,073	12%
Overdraft fees	6,063	5,807	256	4
Customer service and other service fees	186	187	(1)	(1)
Credit card fee income	15,911	13,534	2,377	18
Debit card income	4,463	4,722	(259)	(5)
Total service charges and fees	$36,763	$33,317	$3,446	10%

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

Loan servicing income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balances of these loans, rather than quarterly production and sale of these loans. The following tables show the changes in loan servicing income for the three- and six- months ended June 30, 2023, and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Commercial and agricultural loan servicing fees(1)	$373	$649	$(276)	(43)%
Residential mortgage servicing fees	38	466	(428)	(92)
Mortgage servicing rights amortization	—	(281)	281	100
Total loan servicing income	$411	$834	$(423)	(51)%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Commercial and agricultural loan servicing fees(1)	$846	$886	$(40)	(5)%
Residential mortgage servicing fees	489	920	(431)	(47)
Mortgage servicing rights amortization	(210)	(686)	476	69
Total loan servicing income	$1,125	$1,120	$5	—%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Capital markets fees
For the second quarter of 2023, capital markets fees totaled $4.0 million compared to $4.9 million for the same quarter of 2022, a decrease of $834,000 or 17%. Syndication income decreased $1.3 million or 56% to $976,000 for the second quarter of 2023 from $2.2 million for the second quarter of 2022. Swap fee income increased $430,000 or 16% to $3.1 million in the second quarter of 2023 from $2.6 million for the same quarter in 2022.

For the first six months of 2023, capital markets fees totaled $6.5 million, a decrease of $1.4 million or 18% from $7.9 million for the first six months of 2022. Syndication income decreased $1.9 million or 58% to $1.4 million for the first six months of 2023 compared to $3.3 million for the same period of 2022. Swap fee income increased $526,000 or 12% to $5.1 million for the first six months of 2023 compared to $4.6 million for the first six months of 2022.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities losses/gains, net
For the second quarter of 2023, net security losses totaled $314,000 compared to net losses of $2.1 million for the second quarter of 2022, a decrease of $1.8 million or 85%. For the first six months of 2023, net security losses totaled $1.4 million compared to net gains for $783,000 during the first six months of 2022, a change of $2.2 million. The realized losses in 2023 for both the quarterly and year-to-date results were primarily attributable to the sustained unrealized loss position of the securities portfolio. During the second quarter of 2022, approximately $158.7 million of lower-yielding securities were sold, resulting in a net loss of $2.6 million, and the proceeds from this sale were used to purchase higher-yielding securities.

Net gains on sale of loans held for sale
For the second quarter of 2023, net gains on sale of loans held for sale totaled $1.1 million, a decrease of $1.9 million or 64% from $2.9 million in the same quarter of 2022. For the first six months of 2023, net gains on sale of loans held for sale totaled $2.9 million compared to $6.3 million for the first six months of 2022, a decrease of $3.4 million or 54%.

Loans sold to investors in the second quarter of 2023 totaled $39.7 million compared to $84.6 million during the second quarter of 2022, a decrease of $44.9 million or 53%. Loans sold to investors in the first six months of 2023 totaled $77.8 million compared to $182.9 million during the first six months of 2022, a decrease of $105.1 million or 57%.

The decrease for both the quarterly and year-to-date comparisons was primarily attributable to a reduction in residential mortgage activity due to increases in residential mortgage loan interest rates.

Valuation adjustment on servicing rights
The valuation adjustment on servicing rights was $0 for both the second quarter of 2023 and 2022. For the first six months of 2023, the valuation adjustment on servicing rights was $0 compared to $1.7 million for the first six months of 2022. HTLF sold its mortgage servicing rights portfolio in the first quarter of 2023. HTLF recovered its valuation allowance in the first quarter of 2022 due to recent increases in residential mortgage loan interest rates.

Income on bank owned life insurance
Income on bank owned life insurance totaled $1.2 million for the second quarter of 2023, an increase of $697,000 from $523,000 recorded in the second quarter of 2022. For the first six months of 2023, income on bank owned life insurance totaled $2.2 million, an increase of $1.1 million from $1.1 million for the first six months of 2022. The increase for both the quarterly and year-to-date comparisons was attributable to market value changes.

Other noninterest income
Other noninterest income totaled $407,000 for the second quarter of 2023 compared to $3.0 million for the same quarter of 2022, a decrease of $2.6 million or 87%. For the first six months of 2023, other noninterest income was $1.9 million compared to $3.9 million for the first six months of 2022, a decrease of $2.0 million or 52%. The decrease for both the quarterly and year-to-date comparisons was primarily attributable to gains of $1.9 million recorded in the second quarter of 2022 on the sale of all VISA Class B shares held by two subsidiary banks.

Noninterest Expenses

The tables below show noninterest expenses for the three- and six- months ended June 30, 2023, and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Salaries and employee benefits	$62,099	$64,032	$(1,933)	(3)%
Occupancy	6,691	7,094	(403)	(6)
Furniture and equipment	3,063	3,033	30	1
Professional fees	15,194	14,457	737	5
FDIC insurance assessments	3,035	1,530	1,505	98
Advertising	3,052	1,283	1,769	138
Core deposit and customer relationship intangibles amortization	1,715	2,083	(368)	(18)
Other real estate and loan collection expenses	348	78	270	346
Gain on sales/valuations of assets, net	(3,372)	(3,230)	(142)	(4)
Acquisition, integration and restructuring costs	1,892	2,412	(520)	(22)
Partnership investment in tax credit projects	154	737	(583)	(79)
Other noninterest expenses	15,575	12,970	2,605	20
Total noninterest expenses	$109,446	$106,479	$2,967	3%

	Six Months Ended June 30,
	2023	2022	Change	% Change
Salaries and employee benefits	$124,248	$130,206	$(5,958)	(5)%
Occupancy	13,900	14,456	(556)	(4)
Furniture and equipment	5,978	6,552	(574)	(9)
Professional fees	27,991	27,997	(6)	—
FDIC insurance assessments	6,314	3,146	3,168	101
Advertising	5,037	2,838	2,199	77
Core deposit and customer relationship intangibles amortization	3,503	4,137	(634)	(15)
Other real estate and loan collection expenses	503	273	230	84
Gain on sales/valuations of assets, net	(2,257)	(3,184)	927	(29)
Acquisition, integration and restructuring costs	3,565	2,988	577	19
Partnership investment in tax credit projects	692	814	(122)	(15)
Other noninterest expenses	31,015	27,053	3,962	15
Total noninterest expenses	$220,489	$217,276	$3,213	1%

For the second quarter of 2023, total noninterest expenses were $109.4 million compared to $106.5 million for the second quarter of 2022, an increase of $3.0 million or 3%. For the first six months of 2023, noninterest expenses totaled $220.5 million compared to $217.3 million during the first six months of 2022, an increase of $3.2 million or less than 1%.

Notable changes in noninterest expense categories for the three- and six- months ended June 30, 2023 and 2022 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $62.1 million for the second quarter of 2023 compared to $64.0 million for the second quarter of 2022, a decrease of $1.9 million or 3%. For the first six months of 2023, salaries and employee benefits totaled $124.2 million compared to $130.2 million for the first six months of 2022, a decrease of $6.0 million or 5%. The decrease for both the quarterly and year-to-date comparisons was primarily attributable to a reduction of full-time equivalent employees and lower incentive compensation expense.

FDIC insurance assessments
FDIC insurance assessments totaled $3.0 million for the second quarter of 2023 compared to $1.5 million for the second quarter of 2022, an increase of $1.5 million or 98%. For the first six months of 2023, FDIC insurance assessments totaled $6.3 million compared to $3.1 million, an increase of $3.2 million. The increase for both the quarterly and year-to-date comparisons was attributable to assessment rate changes that were effective with the first quarter 2023 assessment.

HTLF is expecting an additional FDIC assessment expense associated with the special assessment that was proposed by the FDIC in May 2023. The proposal would assess a 12.5 basis point annual special assessment on the uninsured deposits reported by HTLF at December 31, 2022, which was $7.70 billion. The special assessment excludes the first $5 billion of uninsured deposits and would be in place for two years. The full expense for the two year period would be recognized upon approval of the assessment.

Advertising
Advertising totaled $3.1 million for the second quarter of 2023, an increase of $1.8 million from $1.3 million for the second quarter of 2022. Advertising totaled $5.0 million for the first six months of 2023 compared to $2.8 million for the first six months of 2022, an increase of $2.2 million or 77%. The increase for both the quarterly and year-to-date comparisons was driven by deposit acquisition campaigns launched in 2023.

Gain on sales/valuations of assets, net
Net gains on sales/valuations of assets were $3.4 million for the second quarter of 2023 compared to $3.2 million for the second quarter of 2022. For the first six months of 2023, net gains on sales/valuations of assets totaled $2.3 million compared to $3.2 million for the first six months of 2022.

In the second quarter of 2023, HTLF recorded a gain of $4.3 million associated with the sale of HTLF's Retirement Plan Services recordkeeping and administrative services business, which was partially offset by losses on various other repossessed real estate properties. In the first quarter of 2023, HTLF recorded $813,000 of losses on fixed assets associated with branch optimization activities and a loss of $193,000 associated with the sale of the mortgage servicing rights portfolio.

During the second quarter of 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was recorded in conjunction with the sale of an insurance subsidiary.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $1.9 million in the second quarter of 2023 compared to $2.4 million in the second quarter of 2022, a decrease of $520,000 or 22%. For the first six months of 2023, acquisition, integration and restructuring costs totaled $3.6 million compared to $3.0 million for the same period of 2022, an increase of $577,000 or 19%. The change in expenses is due to the progression of the charter consolidation project which will continue through the end of 2023.

Other noninterest expenses
Other noninterest expenses totaled $15.6 million in the second quarter of 2023 compared to $13.0 million in the second quarter of 2022, an increase of $2.6 million or 20%. Credit card processing expenses increased $909,000 or 27% to $4.3 million from $3.4 million. Fraud losses increased $739,000 to $948,000 from $209,000.

For the first six months of 2023, other noninterest expenses totaled $31.0 million compared to $27.1 million for the first six months of 2022, an increase of $4.0 million or 15%. Credit card processing expenses increased $1.5 million or 22% to $8.4 million from $6.9 million. Fraud losses increased $1.2 million to $2.3 million from $1.2 million.

The increases in credit card processing expenses for both the three- and six-month comparisons are primarily due to higher volumes and increased rebate expense.

Efficiency Ratio

One of HTLF's strategic priorities is to improve its adjusted efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal of maintaining it at or below 57%. During the second quarter of 2023, the efficiency ratio was 60.93% (59.82% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 60.16% (57.66% on an adjusted fully tax-equivalent basis, non-GAAP) for the second quarter of 2022.

During the first six months of 2023, the efficiency ratio was 60.94% (58.48% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 62.75% (61.02% on an adjusted fully tax-equivalent basis, non-GAAP) for the first six months of 2022.

HTLF continues to pursue strategies to improve operational efficiency, which include the following initiatives:

Consolidation of its bank charters
Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements and current and future growth. Through the end of the second quarter of 2023, eight charters have been consolidated into HTLF Bank, and subsequent to June 30, 2023, one additional charter was consolidated. The consolidated charters are now operating as divisions of HTLF Bank. The remaining charters are expected to be consolidated by the end of October 2023.

Consolidation restructuring costs are projected to be $19-20 million with approximately $6-$7 million of expenses remaining to be incurred in 2023. Total costs incurred since the project started in the fourth quarter of 2021 through June 30, 2023, were $12.9 million, of which $1.9 million was incurred in the second quarter of 2023. Total charter consolidation costs for the first six months of 2023 totaled $3.6 million. HTLF has realized some operating efficiencies and financial benefits with the completed charter consolidations. The resulting efficiencies and expansion in capacity are projected to generate benefits of approximately $20 million annually when the project is completed with core operating expenses expected to decline to 2.10% or less of average assets.

Branch optimization strategy
HTLF continues to review its branch network and physical facilities as part of its branch optimization strategy, which may result in write-downs of fixed assets in future periods.

Income Taxes

The effective tax rate was 23.74% for the second quarter of 2023, compared to 22.89% for the second quarter of 2022. The following items impacted the second quarter 2023 and 2022 tax calculations:
•Solar energy tax credits of $0 compared to $702,000.
•Federal low-income housing tax credits of $311,000 compared to $135,000.
•New markets tax credits of $90,000 compared to $75,000.
•Historic rehabilitation tax credits of $167,000 compared to $63,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.40% compared to 11.05%.
•Tax expense of $121,000 compared to $43,000 resulting from the vesting of restricted stock units.
•Tax expense of $1.1 million compared to $109,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

The effective tax rate was 23.10% for the six months ended June 30, 2023, compared to 22.47% for the six months ended June 30, 2022. The following items impacted HTLF's tax calculation for the first six months of 2023 and 2022:
•Solar energy tax credits of $310,000 compared to $702,000.
•Federal low-income housing tax credits of $621,000 compared to $269,000.
•New markets tax credits of $180,000 compared to $150,000.
•Historic rehabilitation tax credits of $425,000 compared to $127,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.30% compared to 12.58%.
•Tax expense of $75,000 compared to a tax benefit of $129,000 resulting from the vesting of restricted stock units.
•Tax expense of $2.0 million compared to $167,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

FINANCIAL CONDITION

Total assets were $20.22 billion at June 30, 2023, a decrease of $19.5 million or less than 1% from $20.24 billion at December 31, 2022. Securities represented 33% and 35% of total assets at June 30, 2023, and December 31, 2022, respectively.

LENDING ACTIVITIES

Total loans held to maturity were $11.72 billion at June 30, 2023, and $11.43 billion at December 31, 2022, an increase of $289.6 million or 3%.

The following table shows the changes in loan balances by loan category since December 31, 2022, in thousands:

	June 30, 2023	December 31, 2022	Change	% Change
Commercial and industrial	$3,590,680	$3,464,414	$126,266	4%
Paycheck Protection Program ("PPP")	4,139	11,025	(6,886)	(62)
Owner occupied commercial real estate	2,398,698	2,265,307	133,391	6
Non-owner occupied commercial real estate	2,530,736	2,330,940	199,796	9
Real estate construction	1,013,134	1,076,082	(62,948)	(6)
Agricultural and agricultural real estate	839,817	920,510	(80,693)	(9)
Residential mortgage	828,437	853,361	(24,924)	(3)
Consumer	512,333	506,713	5,620	1
Total loans held to maturity	$11,717,974	$11,428,352	$289,622	3%

The loan growth in the first six months of 2023 was primarily in commercial and commercial real estate, which was attributable to an emphasis on organic loan growth and further market penetration in various HTLF growth markets. The growth was offset by decreases in real estate construction, agricultural and agricultural real estate and residential mortgage.

Notable changes in the loan portfolio include:
•Commercial and industrial loans increased $126.3 million or 4% to $3.59 billion at June 30, 2023, compared to $3.46 billion at December 31, 2022.
•Owner occupied commercial real estate loans increased $133.4 million or 6% to $2.40 billion at June 30, 2023, compared to $2.27 billion at December 31, 2022.
•Non-owner occupied commercial real estate loans increased $199.8 million or 9% to $2.53 billion at June 30, 2023, compared to $2.33 billion at December 31, 2022.
•Real estate construction loans decreased $62.9 million or 6% to $1.01 billion at June 30, 2023, compared to $1.08 billion at December 31, 2022.
•Agricultural and agricultural real estate loans decreased $80.7 million or 9% to $839.8 million at June 30, 2023 compared to $920.5 million at December 31, 2022.

The table below presents the composition of the loan portfolio as of June 30, 2023, and December 31, 2022, in thousands:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,590,680	30.63%	$3,464,414	30.31%
PPP	4,139	0.04	11,025	0.10
Owner occupied commercial real estate	2,398,698	20.47	2,265,307	19.82
Non-owner occupied commercial real estate	2,530,736	21.60	2,330,940	20.40
Real estate construction	1,013,134	8.65	1,076,082	9.42
Agricultural and agricultural real estate	839,817	7.17	920,510	8.05
Residential mortgage	828,437	7.07	853,361	7.47
Consumer	512,333	4.37	506,713	4.43
Gross loans receivable held to maturity	11,717,974	100.00%	11,428,352	100.00%
Allowance for credit losses-loans	(111,198)		(109,483)
Loans receivable, net	$11,606,776		$11,318,869

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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $129.8 million at June 30, 2023, which was 1.11% of loans, compared to $129.7 million or 1.13% of loans at December 31, 2022. The following table shows, in thousands, the components of the allowance for lending related credit losses as of June 30, 2023, and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$82,417	63.48%	$84,409	65.09%
Qualitative/Economic Forecast	47,417	36.52	45,270	34.91
Total	$129,834	100.00%	$129,679	100.00%

Quantitative Allowance
The quantitative allowance decreased $2.0 million or 2% to $82.4 million or 63% of the total allowance for lending related credit losses at June 30, 2023, compared to $84.4 million or 65% of the total allowance at December 31, 2022. Specific reserves for individually assessed loans totaled $8.4 million at June 30, 2023, an increase of $1.3 million or 18% from $7.1 million at December 31, 2022.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $47.4 million or 37% of the total allowance for lending related credit losses at June 30, 2023, compared to $45.3 million or 35% at December 31, 2022.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At June 30, 2023, Moody's June 5, 2023, baseline forecast scenario was utilized, and management considered other downturn forecast scenarios, which anticipated a moderate recession developing withing the next twelve months, in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and six- months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022
Balance at beginning of period	$112,707	$100,522
Provision for credit losses	7,829	1,545
Recoveries on loans previously charged off	275	759
Charge-offs on loans	(9,613)	(1,473)
Balance at end of period	$111,198	$101,353
Allowance for credit losses for loans as a percent of loans	0.95%	0.95%
Annualized ratio of net charge-offs to average loans	0.32%	0.03%

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$109,483	$110,088
Provision for credit losses	10,013	4,173
Recoveries on loans previously charged off	3,466	1,782
Charge-offs on loans	(11,764)	(14,690)
Balance at end of period	$111,198	$101,353
Allowance for credit losses for loans as a percent of loans	0.95%	0.95%
Annualized ratio of net charge-offs to average loans	0.15%	0.25%

The allowance for credit losses for loans totaled $111.2 million at June 30, 2023, compared to $109.5 million at December 31, 2022, and $101.4 million at June 30, 2022. The allowance for credit losses for loans at June 30, 2023, was 0.95% of loans compared to 0.96% of loans at December 31, 2022. The following items impacted the allowance for credit losses for loans for the six months ended June 30, 2023:
•Net charge-offs for the first six months of 2023 totaled $8.3 million compared to net charge-offs of $12.9 million for the first six months of 2022, which was a decrease of $4.6 million. Included in net charge-offs for the first six months of 2023 was a $5.3 million charge-off related to an overdraft, the result of a fraud incident impacting the account of a single long-term customer. Included in net charge-offs for the first six months of 2022 were two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships which had collateral deficiencies.
•Loan growth totaled $289.6 million for the first six months of 2023.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Balance at beginning of period	$21,086	$16,079
Provision (benefit) for credit losses	(2,450)	1,701
Balance at end of period	$18,636	$17,780

	Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$20,196	$15,462
Provision (benefit) for credit losses	(1,560)	2,318
Balance at end of period	$18,636	$17,780

The allowance for unfunded commitments totaled $18.6 million as of June 30, 2023, compared to $20.2 million as of December 31, 2022, and $17.8 million as of June 30, 2022. The decrease in the allowance for unfunded commitments in the first six months of 2023 was primarily due to a reduction of $164.2 million in unfunded commitments for construction loans, which carry the highest loss rate. Total unfunded commitments increased $175.5 million or 4% to $4.91 billion at June 30, 2023, compared to $4.73 billion at December 31, 2022.

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

The nonpass loans totaled $568.2 million or 4.8% of total loans as of June 30, 2023, compared to $533.3 million or 4.7% of total loans as of December 31, 2022. As of June 30, 2023, the nonpass loans consisted of approximately 47% watch loans and 53% substandard loans compared to approximately 48% watch loans and 52% substandard loans as of December 31, 2022. The percent of nonpass loans on nonaccrual status as of June 30, 2023, was 11%.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	June 30,		December 31,
	2023	2022	2022	2021
Nonaccrual loans	$61,956	$62,909	$58,231	$69,369
Loans contractually past due 90 days or more	1,459	95	273	550
Total nonperforming loans	63,415	63,004	58,504	69,919
Other real estate	2,677	4,528	8,401	1,927
Other repossessed assets	5	—	26	43
Total nonperforming assets	$66,097	$67,532	$66,931	$71,889
Nonperforming loans to total loans	0.54%	0.59%	0.51%	0.70%
Nonperforming assets to total loans plus repossessed property	0.56	0.63	0.59	0.72
Nonperforming assets to total assets	0.33	0.34	0.33	0.37

The schedules below summarize the changes in nonperforming assets during the three- and six- months ended June 30, 2023, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2023	$58,240	$7,438	$24	$65,702
Loan foreclosures	(39)	28	11	—
Net loan charge-offs	(9,338)	—	—	(9,338)
New nonperforming loans	19,805	—	—	19,805
Reduction of nonperforming loans(1)	(5,253)	—	—	(5,253)
OREO/Repossessed assets sales proceeds	—	(3,915)	(26)	(3,941)
OREO/Repossessed assets writedowns, net	—	(874)	(4)	(878)
June 30, 2023	$63,415	$2,677	$5	$66,097

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2022	$58,504	$8,401	$26	$66,931
Loan foreclosures	(258)	239	19	—
Net loan charge-offs	(8,298)	—	—	(8,298)
New nonperforming loans	24,431	—	—	24,431
Reduction of nonperforming loans(1)	(10,964)	—	—	(10,964)
OREO/Repossessed assets sales proceeds	—	(5,047)	(30)	(5,077)
OREO/Repossessed assets writedowns, net	—	(916)	(10)	(926)
June 30, 2023	$63,415	$2,677	$5	$66,097

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $834,000 or 1% to $66.1 million or 0.33% of total assets at June 30, 2023, compared to $66.9 million or 0.33% of total assets at December 31, 2022. Nonperforming loans were $63.4 million at June 30, 2023, compared to $58.5 million at December 31, 2022, which represented 0.54% and 0.51% of total loans at June 30, 2023, and December 31, 2022, respectively. At June 30, 2023, approximately $40.8 million or 64% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to sixteen borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $10.6 million and $12.5 million at June 30, 2023, and December 31, 2022, respectively.

SECURITIES

The composition of the securities portfolio is managed to meet liquidity needs while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 33% and 35% of total assets at June 30, 2023, and December 31, 2022, respectively. Total securities carried at fair value as of June 30, 2023, were $5.80 billion, a decrease of $349.1 million or 6% from $6.15 billion at December 31, 2022.

As of June 30, 2023, and December 31, 2022, securities with a carrying value of $2.88 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. As of June 30, 2023, approximately $3.73 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of June 30, 2023, and December 31, 2022, in thousands:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
U.S. treasuries	$31,679	0.47%	$31,699	0.45%
U.S. agencies	43,036	0.64	43,135	0.61
Obligations of states and political subdivisions	1,683,912	25.11	1,708,840	24.24
Mortgage-backed securities - agency	1,686,646	25.16	1,772,105	25.13
Mortgage-backed securities - non-agency	1,995,809	29.76	2,181,876	30.94
Commercial mortgage-backed securities - agency	83,825	1.25	85,123	1.21
Commercial mortgage-backed securities - non-agency	617,992	9.22	659,459	9.35
Asset-backed securities	412,716	6.16	416,054	5.90
Corporate bonds	56,411	0.84	57,942	0.82
Equity securities with a readily determinable fair value	20,688	0.31	20,314	0.29
Other securities	72,291	1.08	74,567	1.06
Total securities	$6,705,005	100.00%	$7,051,114	100.00%

HTLF's securities portfolio had an expected modified duration of 6.20 years as of June 30, 2023, and 6.19 years as of December 31, 2022.

At June 30, 2023, HTLF had $72.3 million of other securities, including Federal Home Loan Bank ("FHLB") stock. These securities are recorded on the consolidated balance sheets in other investments held at cost.

DEPOSITS

Total deposits were $17.66 billion as of June 30, 2023, compared to $17.51 billion at December 31, 2022, an increase of $150.5 million or 1%. As of June 30, 2023, 66% of HTLF's deposits were insured or collateralized.

HTLF maintains a granular and diverse deposit base. As of June 30, 2023, no Bank Market represented more than 12% of total customers deposits, and no major industry represented more than 10% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2022, in thousands:

	June 30, 2023	December 31, 2022	Change	% Change
Demand-customer	$4,897,858	$5,701,340	$(803,482)	(14)%
Savings-customer	8,149,596	8,670,898	(521,302)	(6)
Savings-wholesale and institutional	623,000	1,323,493	(700,493)	(53)
Total savings	8,772,596	9,994,391	(1,221,795)	(12)
Time-customer	1,597,849	851,539	746,310	88
Time-wholesale	2,395,240	965,739	1,429,501	148
Total time	3,993,089	1,817,278	2,175,811	120
Total deposits	$17,663,543	$17,513,009	$150,534	1%

Total customer deposits	$14,645,303	$15,223,777	$(578,474)	(4)%
Total wholesale and institutional deposits	3,018,240	2,289,232	729,008	32%
Total deposits	$17,663,543	$17,513,009	$150,534	1%

At June 30, 2023, HTLF had $3.02 billion of wholesale and institutional deposits, of which $623.0 million was included in savings deposits and $2.40 billion was included in time deposits. HTLF had $1.32 billion of wholesale savings and institutional deposits and $965.7 million of wholesale time deposits at December 31, 2022.

The table below presents the composition of deposits by category as of June 30, 2023, and December 31, 2022, in thousands:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Demand-customer	$4,897,858	27.73%	$5,701,340	32.55%
Savings-customer	8,149,596	46.13	8,670,898	49.52
Savings-wholesale and institutional	623,000	3.53	1,323,493	7.56
Time-customer	1,597,849	9.05	851,539	4.86
Time-wholesale	2,395,240	13.56	965,739	5.51
Total	$17,663,543	100.00%	$17,513,009	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of June 30, 2023, and December 31, 2022, in thousands:

	June 30, 2023	December 31, 2022	Change	% Change
Securities sold under agreement to repurchase	$35,913	$95,303	$(59,390)	(62)%
Advances from the FHLB	—	50,000	(50,000)	(100)
Advances from the federal discount window	—	224,000	(224,000)	(100)
Other short-term borrowings	8,451	6,814	1,637	24
Total	$44,364	$376,117	$(331,753)	(88)%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding sources are utilized in varying degrees depending on their pricing and availability. The Banks own FHLB stock in either the Dallas or Des Moines FHLB, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. Short-term borrowings totaled $44.4 million at June 30, 2023, compared to $376.1 million at December 31, 2022, a decrease of $331.8 million or 88%.

The Banks have pledged securities that provided borrowing capacity totaling $630.4 million as of June 30, 2023, to the BTFP, a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting all the liquidity needs of depositors. There have been no advances from the BTFP since the inception of the program.

The Banks provide retail repurchase agreements to their customers as a cash management tool. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $35.9 million at June 30, 2023, compared to $95.3 million at December 31, 2022, a decrease of $59.4 million or 62%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first six months of 2023, and the outstanding balance was $0 at both June 30, 2023, and December 31, 2022.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of June 30, 2023, and December 31, 2022, in thousands:

	June 30, 2023	December 31, 2022	Change	% Change
Advances from the FHLB	$680	$740	$(60)	(8)%
Trust preferred securities	148,806	148,284	522	—
Contracts payable	80	82	(2)	(2)
Subordinated notes	222,837	222,647	190	—
Total	$372,403	$371,753	$650	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of June 30, 2023, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/2023(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	8.26%	03/17/2034	09/17/2023
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.59	04/07/2036	10/07/2023
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	7.03	09/15/2037	09/15/2023
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	6.98	09/01/2037	09/01/2023
Morrill Statutory Trust I	9,416	12/19/2002	3.25% over LIBOR	8.79	12/26/2032	09/26/2023
Morrill Statutory Trust II	9,143	12/17/2003	2.85% over LIBOR	8.36	12/17/2033	09/17/2023
Sheboygan Statutory Trust I	6,834	09/17/2003	2.95% over LIBOR	8.46	09/17/2033	09/17/2023
CBNM Capital Trust I	4,583	09/10/2004	3.25% over LIBOR	8.80	12/15/2034	09/15/2023
Citywide Capital Trust III	6,633	12/19/2003	2.80% over LIBOR	8.10	12/19/2033	10/23/2023
Citywide Capital Trust IV	4,497	09/30/2004	2.20% over LIBOR	7.59	09/30/2034	08/23/2023
Citywide Capital Trust V	12,536	05/31/2006	1.54% over LIBOR	7.09	07/25/2036	09/15/2023
OCGI Statutory Trust III	3,024	06/27/2002	3.65% over LIBOR	8.91	09/30/2032	09/30/2023
OCGI Capital Trust IV	5,539	09/23/2004	2.50% over LIBOR	8.05	12/15/2034	09/15/2023
BVBC Capital Trust II	7,339	04/10/2003	3.25% over LIBOR	8.55	04/24/2033	10/24/2023
BVBC Capital Trust III	9,672	07/29/2005	1.60% over LIBOR	7.14	09/30/2035	09/30/2023
Total trust preferred costs	$148,806

(1) Effective weighted average interest rate as of June 30, 2023, was 8.17%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2023	14.93%	12.05%	11.33%	9.40%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,324,421	$15,324,421	$15,324,421	N/A
Average assets	N/A	N/A	N/A	$19,633,800

December 31, 2022	14.76%	11.81%	11.07%	9.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,937,128	$14,937,128	$14,937,128	N/A
Average assets	N/A	N/A	N/A	$19,322,778

Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $788.5 million and $702.2 million at June 30, 2023, and December 31, 2022, respectively, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $482.8 million and $403.9 million at June 30, 2023, and December 31, 2022, respectively, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of June 30, 2023, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2023, and December 31, 2022, commitments to extend credit totaled $4.91 billion and $4.73 billion, respectively. Standby letters of credit totaled $72.8 million at June 30, 2023, and $55.1 million at December 31, 2022.

At June 30, 2023, and December 31, 2022, HTLF's banks had $878.3 million and $682.9 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2023, that are ordinary routine litigation incidental to business.

HTLF continues to explore opportunities to expand the size of its banking footprint by opportunistically identifying acquisition targets that complement or supplement its current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets, as well as acquisitions of fee income businesses that complement and build on existing businesses or further meet the needs of customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

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

At June 30, 2023, HTLF had $400.2 million of cash and cash equivalents, time deposits in other financial institutions of $1.5 million and securities carried at fair value of $5.80 billion. Management expects the securities portfolio to produce cash flows of approximately $1.3 billion over the next twelve months.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

The Banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs. Short-term borrowing balances depend on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances to be stable sources of funds. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank, including utilizing the BTFP.

Additional funding is provided by long-term debt and short-term borrowings. As of June 30, 2023, HTLF had $372.4 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure.

During the first six months of 2023, HTLF shifted out of overnight borrowings and into brokered CDs, which allowed for more immediate funding availability through various federal programs. As of June 30, 2023, pledged securities totaled $2.88 billion. As of June 30, 2023, approximately $3.73 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of June 30, 2023, dollars in thousands:

	As of June 30, 2023
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,491,556
Bank Term Funding Program	—	630,400
Federal Home Loan Bank	680	1,178,830
Federal Funds	—	272,500
Wholesale deposits/brokered CDs	2,893,391	1,175,723
Total	$2,894,071	$4,749,009

HTLF is focused on loan growth and strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Management believes it is unlikely HTLF would be required to sell securities at a loss for such funding needs. The securities portfolio is expected to produce cash flows of approximately $1.3 billion over the next twelve months, which could be used to fund loan growth. Additionally, growing deposits will continue to be a focus. During the second quarter of 2023, HTLF introduced commercial and retail deposit campaigns, which resulted in the opening of nearly 1,300 net new commercial deposit account and over 1,400 net new retail accounts. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

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

At June 30, 2023, the parent company had cash of $267.5 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was renewed most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2023. This credit agreement contains specific financial covenants, all of which HTLF complied with as of June 30, 2023.

The ability of HTLF to pay dividends to its stockholders depends upon dividends paid to HTLF by its Banks. The Banks are subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at HTLF's Banks, certain portions of their retained earnings are not available for the payment of dividends.

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

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at June 30, 2023, and June 30, 2022, provided the following results, in thousands:

	2023		2022
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$610,231	(1.00)%	$596,846	(2.43)%
Base	616,421	—	611,715	—
Up 200 Basis Points	627,222	1.75	628,011	2.66
Year 2
Down 100 Basis Points	$614,571	(0.30)%	$590,415	(3.48)%
Base	637,157	3.36	646,665	5.71
Up 200 Basis Points	650,264	5.49	680,461	11.24

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
•During the three months ended June 30, 2023, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2023, that are ordinary routine litigation incidental to business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $87.4 million as of June 30, 2023, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On May 26, 2023 (the "Adoption Date"), Marty Schmitz, a Director of HTLF, entered into a written plan for the sale of securities of HTLF intended to satisfy SEC Rule 10b5-1(c) (a "10b5-1 Plan"). Mr. Schmitz’s 10b5-1 Plan provides for the sale of up to 17,800 shares of HTLF’s common stock commencing no earlier than 90 days after the Adoption Date, and terminating on June 15, 2024.

ITEM 6. EXHIBITS

Exhibits

3.1		Amended and Restated Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 20, 2023).

3.2		Amended and Restated Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 20, 2023).

10.1	(1)	Heartland Financial USA, Inc. Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 20, 2023).

10.2	(2)	Amendment 2 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021.

31.1	(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) Management contract or compensatory plan or arrangement
(2) Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.
(3) Filed or furnished herewith

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

Dated: August 4, 2023