Form 10-Q
period 2023-09-30
HEARTLAND FINANCIAL USA INC
filed 2023-11-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 8, 2023, the Registrant had outstanding 42,661,604 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Cash and due from banks	$248,756	$309,045
Interest bearing deposits with other banks and other short-term investments	99,239	54,042
Cash and cash equivalents	347,995	363,087
Time deposits in other financial institutions	1,490	1,740
Securities:
Carried at fair value (cost of $6,229,280 at September 30, 2023, and $6,788,729 at December 31, 2022)	5,482,687	6,147,144
Held to maturity, net of allowance for credit losses of $0 at both September 30, 2023, and December 31, 2022 (fair value of $758,626 at September 30, 2023, and $776,557 at December 31, 2022)	835,468	829,403
Other investments, at cost	90,001	74,567
Loans held for sale	6,262	5,277
Loans receivable:
Held to maturity	11,872,436	11,428,352
Allowance for credit losses	(110,208)	(109,483)
Loans receivable, net	11,762,228	11,318,869
Premises, furniture and equipment, net	184,638	190,479
Premises, furniture and equipment held for sale	2,798	6,851
Other real estate, net	14,362	8,401
Goodwill	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	20,026	25,154
Servicing rights, net	—	7,840
Cash surrender value on life insurance	196,694	193,403
Other assets	609,139	496,008
TOTAL ASSETS	$20,129,793	$20,244,228
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,792,813	$5,701,340
Savings	8,754,911	9,994,391
Time	3,553,269	1,817,278
Total deposits	17,100,993	17,513,009
Short-term borrowings	392,634	376,117
Other borrowings	372,059	371,753
Accrued expenses and other liabilities	438,577	248,294
TOTAL LIABILITIES	18,304,263	18,509,173
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 188,500 and 6,104 shares at September 30, 2023, and December 31, 2022; none issued or outstanding at both September 30, 2023, and December 31, 2022)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both September 30, 2023, and December 31, 2022; 11,500 shares issued and outstanding at both September 30, 2023 and December 31, 2022)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both September 30, 2023, and December 31, 2022; issued 42,656,303 shares at September 30, 2023, and 42,467,394 shares at December 31, 2022)	42,656	42,467
Capital surplus	1,088,267	1,080,964
Retained earnings	1,226,740	1,120,925
Accumulated other comprehensive loss	(642,838)	(620,006)
TOTAL STOCKHOLDERS' EQUITY	1,825,530	1,735,055
TOTAL LIABILITIES AND EQUITY	$20,129,793	$20,244,228

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$182,394	$122,913	$505,136	$334,000
Interest on securities:
Taxable	54,800	45,648	168,948	116,366
Nontaxable	6,584	6,164	18,990	17,874
Interest on federal funds sold	3	—	3	—
Interest on interest bearing deposits in other financial institutions	1,651	1,081	4,833	1,715
TOTAL INTEREST INCOME	245,432	175,806	697,910	469,955
INTEREST EXPENSE:
Interest on deposits	92,744	15,158	231,617	24,665
Interest on short-term borrowings	1,167	360	4,437	494
Interest on other borrowings (includes $(63) and $189 of interest (income) expense related to derivatives reclassified from accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022, respectively, and $638 and $552 of interest expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022, respectively)	5,765	4,412	16,756	11,780
TOTAL INTEREST EXPENSE	99,676	19,930	252,810	36,939
NET INTEREST INCOME	145,756	155,876	445,100	433,016
Provision for credit losses	1,516	5,492	9,969	11,983
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	144,240	150,384	435,131	421,033
NONINTEREST INCOME:
Service charges and fees	18,553	17,282	55,316	50,599
Loan servicing income	278	831	1,403	1,951
Trust fees	4,734	5,372	15,810	17,130
Brokerage and insurance commissions	692	649	2,065	2,357
Capital markets fees	1,845	1,809	8,331	9,719
Securities losses, net (includes $59 and $(1,070) of net security gains (losses) reclassified from accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022, respectively, and $(1,370) and $(1,720) of net security losses reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022, respectively)	(114)	(1,055)	(1,532)	(272)
Unrealized gain (loss) on equity securities, net	13	(211)	165	(615)
Net gains on sale of loans held for sale	905	1,832	3,786	8,144
Valuation adjustment on servicing rights	—	—	—	1,658
Income on bank owned life insurance	858	694	3,042	1,741
Other noninterest income	619	1,978	2,489	5,877
TOTAL NONINTEREST INCOME	28,383	29,181	90,875	98,289
NONINTEREST EXPENSES:
Salaries and employee benefits	62,262	62,661	186,510	192,867
Occupancy	6,438	6,794	20,338	21,250
Furniture and equipment	2,720	2,928	8,698	9,480
Professional fees	13,616	14,289	41,607	42,286
FDIC insurance assessments	3,313	1,988	9,627	5,134
Advertising	1,633	1,554	6,670	4,392
Core deposit and customer relationship intangibles amortization	1,625	1,856	5,128	5,993
Other real estate and loan collection expenses	481	304	984	577
Loss (gain) on sales/valuations of assets, net	108	(251)	(2,149)	(3,435)
Acquisition, integration and restructuring costs	2,429	2,156	5,994	5,144
Partnership investment in tax credit projects	1,136	979	1,828	1,793
Other noninterest expenses	15,292	13,625	46,307	40,678
TOTAL NONINTEREST EXPENSES	111,053	108,883	331,542	326,159
INCOME BEFORE INCOME TAXES	61,570	70,682	194,464	193,163
Income taxes (includes $9,877 and $302 of income tax benefit reclassified from accumulated other comprehensive loss for the three months ended September 30, 2023 and 2022, respectively, and $19,253 and $466 of income tax benefit reclassified from accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022, respectively)	13,479	14,118	44,181	41,637
NET INCOME	48,091	56,564	150,283	151,526
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$46,078	$54,551	$144,245	$145,488
EARNINGS PER COMMON SHARE - BASIC	$1.08	$1.28	$3.38	$3.43
EARNINGS PER COMMON SHARE - DILUTED	$1.08	$1.28	$3.37	$3.42
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.27	$0.90	$0.81
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$48,091	$56,564	$150,283	$151,526
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale ("AFS") securities:
Net change in unrealized loss on securities	(128,987)	(218,463)	(106,378)	(860,365)
Reclassification adjustment for net losses on hedged AFS securities	36,362	—	65,872	—
Reclassification adjustment for net (gains) losses realized in net income	(59)	1,070	1,370	1,720
Income tax benefit	22,943	53,529	8,388	213,328
Other comprehensive loss on AFS securities	(69,741)	(163,864)	(30,748)	(645,317)
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,893	—	8,401	—
Income tax expense	(709)	—	(2,462)	—
Other comprehensive income on held to maturity securities	2,184	—	5,939	—
Change in cash flow hedges:
Net change in unrealized gain on derivatives	—	—	1,952	—
Reclassification adjustment for net (gains) losses on derivatives realized in net income	(63)	189	638	552
Income tax benefit (expense)	22	(43)	(613)	(119)
Other comprehensive income (loss) on cash flow hedges	(41)	146	1,977	433
Other comprehensive loss	(67,598)	(163,718)	(22,832)	(644,884)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(19,507)	$(107,154)	$127,451	$(493,358)

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,283	$151,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,467	18,758
Provision for credit losses	9,969	11,983
Net amortization of premium on securities	23,332	50,886
Securities losses, net	1,532	272
Unrealized (gain) loss on equity securities, net	(165)	615
Stock based compensation	7,742	7,411
Loans originated for sale	(122,764)	(244,908)
Proceeds on sales of loans held for sale	138,603	263,904
Net gains on sale of loans held for sale	(3,762)	(6,926)
Increase in accrued interest receivable	(9,203)	(5,348)
Decrease in prepaid expenses	964	1,479
Increase in accrued interest payable	46,697	483
Capitalization of servicing rights	(24)	(1,218)
Valuation adjustment on servicing rights	—	(1,658)
Gain on sales/valuations of assets, net	(2,149)	(390)
Net excess tax benefit (expense) from stock based compensation	(115)	129
Other, net	140,670	66,142
NET CASH PROVIDED BY OPERATING ACTIVITIES	397,077	313,140
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	331,196	1,031,521
Proceeds from the sale of securities held to maturity	—	2,337
Proceeds from the maturity of and principal paydowns on securities available for sale	480,362	758,453
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,325	2,500
Proceeds from the maturity of time deposits in other financial institutions	250	1,154
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	13,255	13,674
Purchase of securities available for sale	(276,635)	(1,982,073)
Purchase of other investments	(28,851)	(10,045)
Net increase in loans	(505,924)	(1,002,220)
Purchase of bank owned life insurance policies	(226)	(209)
Proceeds from bank owned life insurance policies	—	502
Proceeds from sale of mortgage servicing rights	6,714	—
Capital expenditures	(5,701)	(12,276)
Proceeds from the sale of equipment	4,446	6,789
Net cash expended in divestitures	—	(50,616)
Proceeds on sale of OREO and other repossessed assets	5,672	2,564
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$26,883	$(1,237,945)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits	$(908,527)	$(396,552)
Net (decrease) increase in savings deposits	(1,239,480)	1,204,574
Net increase in time deposit accounts	1,735,991	105,695
Net (decrease) increase in short-term borrowings	(285,255)	14,003
Proceeds from short term advances	617,391	236,000
Repayments of short term advances	(315,619)	(236,000)
Repayments of other borrowings	(740)	(198)
Proceeds from issuance of common stock	1,527	1,896
Dividends paid	(44,340)	(40,352)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(439,052)	889,066
Net decrease in cash and cash equivalents	(15,092)	(35,739)
Cash and cash equivalents at beginning of year	363,087	435,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,995	$399,860
Supplemental disclosures:
Cash paid for income/franchise taxes	$47,240	$33,412
Cash paid for interest	206,113	36,456
Loans transferred to OREO	12,776	8,458
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	4,091	4,555
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	5,825	—
Dividends declared, not paid	2,141	2,013
Transfer of available for sale securities to held to maturity securities	—	748,252

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2022	$110,705	$42,439	$1,076,766	$1,031,076	$(486,918)	$1,774,068
Comprehensive (loss) income				56,564	(163,718)	(107,154)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.27 per share				(11,459)		(11,459)
Issuance of 4,667 shares of common stock		5	190			195
Stock based compensation			2,321			2,321
Balance at September 30, 2022	$110,705	$42,444	$1,079,277	$1,074,168	$(650,636)	$1,655,958

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive (loss) income				151,526	(644,884)	(493,358)
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.81 per share				(34,314)		(34,314)
Issuance of 168,842 shares of common stock		169	(90)			79
Stock based compensation			7,411			7,411
Balance at September 30, 2022	$110,705	$42,444	$1,079,277	$1,074,168	$(650,636)	$1,655,958

Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990
Comprehensive (loss) income				48,091	(67,598)	(19,507)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,860)		(12,860)
Issuance of 11,759 shares of common stock		11	60			71
Stock based compensation			849			849
Balance at September 30, 2023	$110,705	$42,656	$1,088,267	$1,226,740	$(642,838)	$1,825,530

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive (loss) income				150,283	(22,832)	127,451
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.90 per share				(38,430)		(38,430)
Issuance of 188,909 shares of common stock		189	(439)			(250)
Stock based compensation			7,742			7,742
Balance at September 30, 2023	$110,705	$42,656	$1,088,267	$1,226,740	$(642,838)	$1,825,530

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2023, are not necessarily indicative of the results expected for the year ending December 31, 2023.

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

In the second quarter of 2023, HTLF amended and restated its Certificate of Incorporation and filed Certificates of Elimination with the state of Delaware with respect to Series A, B, C, and D preferred stock issuances, which returned these previously designated shares to authorized but unissued. The following shows the details of Series A, B, C and D preferred stock at December 31, 2022:
•Series A Junior Participating preferred stock-par value $1 per share; authorized 16,000 shares; none issued or outstanding at December 31, 2022
•Series B Fixed Rate Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series C Senior Non-Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock-par value $1 per share; 3,000 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022

After the cancellation of Series A, B, C and D preferred shares, total undesignated preferred shares authorized increased to 188,500 from 6,104 at December 31, 2022, of which none were issued or outstanding at both September 30, 2023 and December 31, 2022.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine- months ended September 30, 2023 and 2022, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended September 30,
	2023	2022
Net income	$48,091	$56,564
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$46,078	$54,551

Weighted average common shares outstanding for basic earnings per share	42,761	42,575
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	52	69
Weighted average common shares for diluted earnings per share	42,813	42,644
Earnings per common share — basic	$1.08	$1.28
Earnings per common share — diluted	$1.08	$1.28
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	204	4
Number of antidilutive stock options excluded from diluted earnings per share computation	58	—

	Nine Months Ended September 30,
	2023	2022
Net income	$150,283	$151,526
Preferred dividends	(6,038)	(6,038)
Net income available to stockholders	$144,245	$145,488

Weighted average common shares outstanding for basic earnings per share	42,681	42,471
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	89	125
Weighted average common shares for diluted earnings per share	42,770	42,596
Earnings per common share — basic	$3.38	$3.43
Earnings per common share — diluted	$3.37	$3.42
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	107	8
Number of antidilutive stock options excluded from diluted earnings per share computation	62	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Subsequent to September 30, 2023, in late October and early November, in responses to changes in interest rates, HTLF sold investment securities with a combined yield of approximately 2.48% in a series of sale transactions, resulting in proceeds totaling approximately $667.9 million and a pre-tax loss of approximately $103.5 million or approximately $77.7 million after tax.

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

ASU 2022-02

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." These amendments eliminate the troubled debt restructurings ("TDR") recognition and measurement guidance and require instead that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. These amendments also require that an entity disclose current-period gross charge-offs by year of origination for loans receivable within the scope of Subtopic 326-20. The guidance was effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. HTLF adopted this ASU on January 1, 2023, as required, and these amendments were applied prospectively.

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

ASU 2023-06
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to, or technical corrections of, the current requirements. Each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
U.S. treasuries	$32,436	$—	$(631)	$31,805
U.S. agencies	48,022	—	(6,918)	41,104
Obligations of states and political subdivisions	982,570	—	(207,883)	774,687
Mortgage-backed securities - agency	1,910,725	48	(316,378)	1,594,395
Mortgage-backed securities - non-agency	2,058,422	20	(163,362)	1,895,080
Commercial mortgage-backed securities - agency	98,497	—	(17,053)	81,444
Commercial mortgage-backed securities - non-agency	621,163	—	(18,730)	602,433
Asset-backed securities	397,410	—	(13,031)	384,379
Corporate bonds	59,197	—	(2,675)	56,522
Total debt securities	6,208,442	68	(746,661)	5,461,849
Equity securities with a readily determinable fair value	20,838	—	—	20,838
Total	$6,229,280	$68	$(746,661)	$5,482,687
December 31, 2022
U.S. treasuries	$32,369	$8	$(678)	$31,699
U.S. agencies	49,437	—	(6,302)	43,135
Obligations of states and political subdivisions	1,049,578	14	(170,155)	879,437
Mortgage-backed securities - agency	2,042,092	56	(270,043)	1,772,105
Mortgage-backed securities - non-agency	2,327,308	1,417	(146,849)	2,181,876
Commercial mortgage-backed securities - agency	100,518	—	(15,395)	85,123
Commercial mortgage-backed securities - non-agency	679,511	—	(20,052)	659,459
Asset-backed securities	428,397	—	(12,343)	416,054
Corporate bonds	59,205	—	(1,263)	57,942
Total debt securities	6,768,415	1,495	(643,080)	6,126,830
Equity securities with a readily determinable fair value	20,314	—	—	20,314
Total	$6,788,729	$1,495	$(643,080)	$6,147,144

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Obligations of states and political subdivisions	$835,468	$1,307	(78,149)	$758,626
Total	$835,468	$1,307	$(78,149)	$758,626
December 31, 2022
Obligations of states and political subdivisions	$829,403	$3,096	$(55,942)	$776,557
Total	$829,403	$3,096	$(55,942)	$776,557

As of September 30, 2023, and December 31, 2022, HTLF had $30.1 million and $33.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$22,124	$21,736
Due in 1 to 5 years	65,617	63,728
Due in 5 to 10 years	49,120	39,808
Due after 10 years	985,364	778,846
Total debt securities	1,122,225	904,118
Mortgage and asset-backed securities	5,086,217	4,557,731
Equity securities with a readily determinable fair value	20,838	20,838
Total investment securities	$6,229,280	$5,482,687

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2023, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,584	$5,573
Due in 1 to 5 years	86,908	85,469
Due in 5 to 10 years	156,899	147,931
Due after 10 years	586,077	519,653
Total debt securities	$835,468	$758,626

As of September 30, 2023, and December 31, 2022, securities with a carrying value of $2.66 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and nine months ended September 30, 2023 and 2022, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$44,457	$57,610	$331,196	$1,031,521
Gross security gains	803	—	1,286	7,298
Gross security losses	744	1,070	2,656	9,018

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of September 30, 2023, and December 31, 2022. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2022, and December 31, 2021, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2023
U.S. treasuries	$5,917	$(72)	2	$25,888	$(559)	3	$31,805	$(631)	5
U.S. agencies	—	—	—	41,104	(6,918)	6	41,104	(6,918)	6
Obligations of states and political subdivisions	3,360	(470)	4	771,031	(207,413)	163	774,391	(207,883)	167
Mortgage-backed securities - agency	1,958	(62)	11	1,591,796	(316,316)	215	1,593,754	(316,378)	226
Mortgage-backed securities - non-agency	488,800	(41,299)	14	1,282,494	(122,063)	43	1,771,294	(163,362)	57
Commercial mortgage-backed securities - agency	—	—	—	81,444	(17,053)	19	81,444	(17,053)	19
Commercial mortgage-backed securities - non-agency	9,695	(344)	1	584,871	(18,386)	17	594,566	(18,730)	18
Asset-backed securities	—	—	—	139,217	(13,031)	11	139,217	(13,031)	11
Corporate bonds	48,634	(1,365)	1	7,888	(1,310)	7	56,522	(2,675)	8
Total temporarily impaired securities	$558,364	$(43,612)	33	$4,525,733	$(703,049)	484	$5,084,097	$(746,661)	517
December 31, 2022
U.S. treasuries	$28,699	$(678)	4	$—	$—	—	$28,699	$(678)	4
U.S. agencies	16,487	(222)	5	26,648	(6,080)	2	43,135	(6,302)	7
Obligations of states and political subdivisions	288,457	(28,378)	69	589,641	(141,777)	113	878,098	(170,155)	182
Mortgage-backed securities - agency	241,288	(21,420)	99	1,528,951	(248,623)	126	1,770,239	(270,043)	225
Mortgage-backed securities - non-agency	950,054	(70,213)	25	693,531	(76,636)	25	1,643,585	(146,849)	50
Commercial mortgage-backed securities - agency	27,732	(2,291)	12	57,392	(13,104)	7	85,124	(15,395)	19
Commercial mortgage-backed securities - non-agency	530,541	(16,830)	15	84,619	(3,222)	4	615,160	(20,052)	19
Asset-backed securities	118,613	(6,107)	7	56,621	(6,236)	6	175,234	(12,343)	13
Corporate bonds	57,544	(1,257)	7	398	(6)	1	57,942	(1,263)	8
Total temporarily impaired securities	$2,259,415	$(147,396)	243	$3,037,801	$(495,684)	284	$5,297,216	$(643,080)	527

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2023
Obligations of states and political subdivisions	$164,348	$(14,240)	38	$531,005	$(63,909)	129	$695,353	$(78,149)	167
Total temporarily impaired securities	$164,348	(14,240)	38	$531,005	$(63,909)	129	$695,353	(78,149)	167
December 31, 2022
Obligations of states and political subdivisions	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155
Total temporarily impaired securities	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to HTLF's purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because, as of September 30, 2023, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2023 and 2022.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the declines in fair value are attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because, as of September 30, 2023, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2023 and 2022.

Based on HTLF's credit loss methodology applicable to held to maturity debt securities, no allowance for credit losses was required at both September 30, 2023, and December 31, 2022.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of September 30, 2023, and December 31, 2022, which are updated quarterly and used to monitor the credit quality of the securities:

	September 30, 2023	December 31, 2022
Rating
AAA	$88,254	$79,598
AA, AA+, AA-	583,188	588,354
A+, A, A-	138,885	136,624
BBB	20,113	20,623
Not Rated	5,028	4,204
Total	$835,468	$829,403

Included in other investments were shares of stock in each Federal Home Loan Bank (the "FHLB") of which each of its Banks is a member at an amortized cost of $24.9 million at September 30, 2023, and $12.3 million at December 31, 2022.

The HTLF banks are required by federal law to maintain FHLB stock as members of the various FHLBs. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2023, and December 31, 2022, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of September 30, 2023, and December 31, 2022, were as follows, in thousands:

	September 30, 2023	December 31, 2022
Loans receivable held to maturity:
Commercial and industrial	$3,591,809	$3,464,414
Paycheck Protection Program ("PPP")	3,750	11,025
Owner occupied commercial real estate	2,429,659	2,265,307
Non-owner occupied commercial real estate	2,656,358	2,330,940
Real estate construction	1,029,554	1,076,082
Agricultural and agricultural real estate	842,116	920,510
Residential real estate	813,803	853,361
Consumer	505,387	506,713
Total loans receivable held to maturity	11,872,436	11,428,352
Allowance for credit losses	(110,208)	(109,483)
Loans receivable, net	$11,762,228	$11,318,869

As of September 30, 2023, and December 31, 2022, HTLF had $61.3 million and $49.1 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at September 30, 2023, and December 31, 2022, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships on nonaccrual with $500,000 or more of total exposure are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
September 30, 2023
Commercial and industrial	$6,712	$21,584	$28,296	$15,242	$3,576,567	$3,591,809
PPP	—	—	—	—	3,750	3,750
Owner occupied commercial real estate	—	14,674	14,674	4,411	2,425,248	2,429,659
Non-owner occupied commercial real estate	257	17,027	17,284	6,580	2,649,778	2,656,358
Real estate construction	—	28,979	28,979	910	1,028,644	1,029,554
Agricultural and agricultural real estate	2,021	2,383	4,404	6,964	835,152	842,116
Residential real estate	—	7,107	7,107	2,216	811,587	813,803
Consumer	—	9,464	9,464	—	505,387	505,387
Total	$8,990	$101,218	$110,208	$36,323	$11,836,113	$11,872,436

December 31, 2022
Commercial and industrial	$6,670	$22,401	$29,071	$18,712	$3,445,702	$3,464,414
PPP	—	—	—	—	11,025	11,025
Owner occupied commercial real estate	376	13,572	13,948	7,932	2,257,375	2,265,307
Non-owner occupied commercial real estate	—	16,539	16,539	11,371	2,319,569	2,330,940
Real estate construction	—	29,998	29,998	1,518	1,074,564	1,076,082
Agricultural and agricultural real estate	63	2,571	2,634	3,851	916,659	920,510
Residential real estate	—	7,711	7,711	1,607	851,754	853,361
Consumer	—	9,582	9,582	—	506,713	506,713
Total	$7,109	$102,374	$109,483	$44,991	$11,383,361	$11,428,352

The following tables show the amortized cost basis as of September 30, 2023, of the loans modified during the three and nine months ended September 30, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

For the Three Months Ended September 30, 2023	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$—	—%	$—	—%
Owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	1,992	0.24	—	—
Residential real estate	—	—	—	—
Total	$1,992	0.02%	$—	—%

For the Nine Months Ended September 30, 2023	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$4,233	0.12%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.21
Real estate construction	1,453	0.14	—	—
Agricultural and agricultural real estate	3,546	0.42	—	—
Residential real estate	741	0.09	—	—
Total	$9,973	0.08%	$5,043	0.04%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty in the nine months ending September 30, 2023.

Loan Type	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	8	0
Owner occupied commercial real estate	0	12
Real estate construction	6	0
Agricultural and agricultural real estate	11	0
Residential real estate	12	0

At September 30, 2023, there were $98,000 in unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three months and nine months ended September 30, 2023, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the nine months ended September 30, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
September 30, 2023
Commercial and industrial	$—	$—	$—	$—	$4,233	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,453
Agricultural and agricultural real estate	—	—	—	—	3,546	—
Residential real estate	—	—	—	—	—	741
Total	$—	$—	$—	$—	$12,822	$2,194

HTLF's internal rating system is a series of grades reflecting management's credit risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration and risk rating migration analysis.

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

The "substandard" rating is assigned to loans that are inadequately protected by the current net worth and repaying capacity of the borrower and that may be further at risk due to deterioration in the value of collateral pledged. Well-defined weaknesses jeopardize liquidation of the debt. These loans are still considered collectible; however, a distinct possibility exists that HTLF will sustain some loss if deficiencies are not corrected. Substandard loans may exhibit some or all of the following weaknesses: deteriorating financial trends, insufficient earnings, inadequate debt service capacity, excessive debt and/or lack of liquidity.

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay these loans make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity, capital, and the resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of September 30, 2023, and December 31, 2022.

The following table shows the risk category of loans by loan category, year of origination and charge-offs as of September 30, 2023, in thousands:

As of September 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$371,612	$844,387	$359,961	$207,736	$86,378	$331,567	$1,232,550	$3,434,191
Watch	4,078	23,685	253	3,266	3,200	10,002	26,000	70,484
Substandard	18,954	12,849	4,005	6,025	18,761	7,971	18,569	87,134
Commercial and industrial total	$394,644	$880,921	$364,219	$217,027	$108,339	$349,540	$1,277,119	$3,591,809
Commercial and industrial charge-offs	$—	$567	$196	$1,414	$554	$1,938	$1,812	$6,481

PPP
Pass	$—	$—	$2,968	$59	$—	$—	$—	$3,027
Watch	—	—	636	—	—	—	—	636
Substandard	—	—	87	—	—	—	—	87
PPP total	$—	$—	$3,691	$59	$—	$—	$—	$3,750
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of September 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Owner occupied commercial real estate
Pass	$283,766	$501,294	$770,707	$228,578	$242,952	$236,637	$43,522	$2,307,456
Watch	15,369	11,034	15,380	2,690	10,724	6,661	—	61,858
Substandard	23,354	12,824	3,479	12,050	4,132	4,506	—	60,345
Owner occupied commercial real estate total	$322,489	$525,152	$789,566	$243,318	$257,808	$247,804	$43,522	$2,429,659
Owner occupied commercial real estate charge-offs	$—	$—	$—	$5	$—	$14	$—	$19

Non-owner occupied commercial real estate
Pass	$479,766	$743,063	$480,475	$219,733	$242,084	$276,518	$43,226	$2,484,865
Watch	28,925	3,673	437	2,412	27,620	51,230	—	114,297
Substandard	—	6,697	690	652	14,816	34,341	—	57,196
Non-owner occupied commercial real estate total	$508,691	$753,433	$481,602	$222,797	$284,520	$362,089	$43,226	$2,656,358
Non-owner occupied commercial real estate charge-offs	$—	$62	$—	$29	$398	$147	$—	$636

Real estate construction
Pass	$207,371	$529,810	$207,672	$35,069	$11,885	$3,834	$8,438	$1,004,079
Watch	—	12,808	1,823	74	—	100	—	14,805
Substandard	394	9,275	665	336	—	—	—	10,670
Real estate construction total	$207,765	$551,893	$210,160	$35,479	$11,885	$3,934	$8,438	$1,029,554
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$130,711	$231,769	$119,184	$68,386	$29,310	$49,609	$178,635	$807,604
Watch	2,626	359	740	2,033	150	438	2,292	8,638
Substandard	1,496	7,635	1,770	35	912	13,454	572	25,874
Agricultural and agricultural real estate total	$134,833	$239,763	$121,694	$70,454	$30,372	$63,501	$181,499	$842,116
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$9	$—	$1	$5,309	$5,319

Residential real estate
Pass	$60,769	$183,291	$247,584	$75,960	$44,007	$166,554	$18,715	$796,880
Watch	63	1,479	1,666	614	674	4,194	—	8,690
Substandard	741	—	2,728	768	265	3,332	399	8,233
Residential real estate total	$61,573	$184,770	$251,978	$77,342	$44,946	$174,080	$19,114	$813,803
Residential real estate charge-offs	$—	$59	$—	$—	$—	$—	$—	$59

Consumer
Pass	$41,649	$66,162	$38,254	$9,007	$4,167	$14,394	$325,015	$498,648
Watch	618	91	710	26	44	430	1,582	3,501
Substandard	2	282	320	69	145	2,039	381	3,238
Consumer total	$42,269	$66,535	$39,284	$9,102	$4,356	$16,863	$326,978	$505,387
Consumer charge-offs	$—	$210	$112	$23	$18	$27	$2,824	$3,214

Total Pass	$1,575,644	$3,099,776	$2,226,805	$844,528	$660,783	$1,079,113	$1,850,101	$11,336,750
Total Watch	51,679	53,129	21,645	11,115	42,412	73,055	29,874	282,909
Total Substandard	44,941	49,562	13,744	19,935	39,031	65,643	19,921	252,777
Total Loans	$1,672,264	$3,202,467	$2,262,194	$875,578	$742,226	$1,217,811	$1,899,896	$11,872,436

Total Charge-offs	$—	$898	$308	$1,480	$970	$2,127	$9,945	$15,728

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2022, in thousands.

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$967,103	$442,001	$260,021	$101,998	$57,776	$421,312	$1,064,333	$3,314,544
Watch	12,638	1,370	685	5,487	2,882	3,315	21,984	48,361
Substandard	6,691	14,366	9,369	22,171	5,546	6,758	36,608	101,509
Commercial and industrial total	$986,432	$457,737	$270,075	$129,656	$66,204	$431,385	$1,122,925	$3,464,414
PPP
Pass	$—	$7,807	$526	$—	$—	$—	$—	$8,333
Watch	—	7	—	—	—	—	—	7
Substandard	—	2,685	—	—	—	—	—	2,685
PPP total	$—	$10,499	$526	$—	$—	$—	$—	$11,025
Owner occupied commercial real estate
Pass	$511,547	$781,946	$255,476	$266,228	$103,943	$179,503	$34,117	$2,132,760
Watch	22,079	3,410	12,346	8,520	3,645	11,899	—	61,899
Substandard	2,971	23,802	26,490	6,358	2,574	7,353	1,100	70,648
Owner occupied commercial real estate total	$536,597	$809,158	$294,312	$281,106	$110,162	$198,755	$35,217	$2,265,307
Non-owner occupied commercial real estate
Pass	$756,059	$515,075	$227,383	$261,964	$127,400	$210,289	$70,398	$2,168,568
Watch	8,131	792	2,849	38,218	38,510	16,180	547	105,227
Substandard	202	6,784	1,838	16,019	22,332	9,970	—	57,145
Non-owner occupied commercial real estate total	$764,392	$522,651	$232,070	$316,201	$188,242	$236,439	$70,945	$2,330,940
Real estate construction
Pass	$597,370	$328,391	$88,660	$21,221	$2,568	$6,274	$8,252	$1,052,736
Watch	665	16,218	1,257	—	—	122	—	18,262
Substandard	2,587	356	173	446	1,478	44	—	5,084
Real estate construction total	$600,622	$344,965	$90,090	$21,667	$4,046	$6,440	$8,252	$1,076,082

Agricultural and agricultural real estate
Pass	$324,791	$140,252	$79,307	$34,447	$22,600	$38,672	$239,686	$879,755
Watch	3,795	515	3,865	641	444	672	902	10,834
Substandard	8,674	3,224	204	1,859	12,323	2,682	955	29,921
Agricultural and agricultural real estate total	$337,260	$143,991	$83,376	$36,947	$35,367	$42,026	$241,543	$920,510

Residential real estate
Pass	$189,133	$268,561	$64,627	$39,468	$34,863	$217,489	$23,331	$837,472
Watch	706	1,095	88	957	2,296	2,237	399	7,778
Substandard	28	1,273	1,024	99	792	4,895	—	8,111
Residential real estate total	$189,867	$270,929	$65,739	$40,524	$37,951	$224,621	$23,730	$853,361

Consumer
Pass	$80,592	$47,787	$11,722	$6,022	$4,840	$24,655	$325,247	$500,865
Watch	20	191	35	119	74	1,584	953	2,976
Substandard	188	331	242	303	75	1,539	194	2,872
Consumer total	$80,800	$48,309	$11,999	$6,444	$4,989	$27,778	$326,394	$506,713

Total Pass	$3,426,595	$2,531,820	$987,722	$731,348	$353,990	$1,098,194	$1,765,364	$10,895,033
Total Watch	48,034	23,598	21,125	53,942	47,851	36,009	24,785	255,344
Total Substandard	21,341	52,821	39,340	47,255	45,120	33,241	38,857	277,975
Total Loans	$3,495,970	$2,608,239	$1,048,187	$832,545	$446,961	$1,167,444	$1,829,006	$11,428,352

Included in the nonpass loans at September 30, 2023, and December 31, 2022, were $723,000 and $2.7 million, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration.

Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

As of September 30, 2023, HTLF had $63,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at September 30, 2023, and December 31, 2022, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2023
Commercial and industrial	$2,736	$653	$152	$3,541	$3,568,215	$20,053	$3,591,809
PPP	597	35	20	652	3,098	—	3,750
Owner occupied commercial real estate	707	—	318	1,025	2,422,914	5,720	2,429,659
Non-owner occupied commercial real estate	125	—	—	125	2,649,460	6,773	2,656,358
Real estate construction	4,752	—	—	4,752	1,022,040	2,762	1,029,554
Agricultural and agricultural real estate	—	12	—	12	832,609	9,495	842,116
Residential real estate	1,310	777	21	2,108	806,638	5,057	813,803
Consumer	1,933	179	—	2,112	501,831	1,444	505,387
Total gross loans receivable held to maturity	$12,160	$1,656	$511	$14,327	$11,806,805	$51,304	$11,872,436
December 31, 2022
Commercial and industrial	$1,099	$356	$131	$1,586	$3,440,062	$22,766	$3,464,414
PPP	—	—	—	—	11,006	19	11,025
Owner occupied commercial real estate	12	127	—	139	2,256,365	8,803	2,265,307
Non-owner occupied commercial real estate	—	—	—	—	2,319,282	11,658	2,330,940
Real estate construction	16	28	—	44	1,073,687	2,351	1,076,082
Agricultural and agricultural real estate	48	—	142	190	914,088	6,232	920,510
Residential real estate	1,206	152	—	1,358	846,739	5,264	853,361
Consumer	1,526	196	—	1,722	503,853	1,138	506,713
Total gross loans receivable held to maturity	$3,907	$859	$273	$5,039	$11,365,082	$58,231	$11,428,352

Loans delinquent 30 to 89 days as a percent of total loans were 0.12% at September 30, 2023, compared to 0.04% at December 31, 2022.

HTLF recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2023 and September 30, 2022. As of September 30, 2023, and December 31, 2022, HTLF had $17.4 million and $26.7 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and nine- months ended September 30, 2023, and September 30, 2022, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198
Charge-offs	(1,344)	—	(607)	—	(10)	—	(2,003)	(3,964)
Recoveries	167	1	—	7	—	—	127	302
Provision (benefit)	77	(36)	(85)	726	903	(537)	1,624	2,672
Balance at September 30, 2023	$28,296	$14,674	$17,284	$28,979	$4,404	$7,107	$9,464	$110,208

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(6,481)	(19)	(636)	—	(5,319)	(59)	(3,214)	(15,728)
Recoveries	2,007	113	—	26	11	19	1,592	3,768
Provision (benefit)	3,699	632	1,381	(1,045)	7,078	(564)	1,504	12,685
Balance at September 30, 2023	$28,296	$14,674	$17,284	$28,979	$4,404	$7,107	$9,464	$110,208

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2022	$27,668	$17,658	$15,738	$19,391	$2,948	$8,571	$9,379	$101,353
Charge-offs	(385)	—	—	(35)	(34)	(1)	(483)	(938)
Recoveries	506	—	20	3	76	—	307	912
Provision (benefit)	2,474	(686)	(949)	4,911	(423)	(1,144)	205	4,388
Balance at September 30, 2022	$30,263	$16,972	$14,809	$24,270	$2,567	$7,426	$9,408	$105,715

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2021	$27,738	$19,214	$17,908	$22,538	$5,213	$8,427	$9,050	$110,088
Charge-offs	(5,528)	—	(322)	(35)	(3,163)	(138)	(6,442)	(15,628)
Recoveries	1,157	40	53	12	653	—	779	2,694
Provision (benefit)	6,896	(2,282)	(2,830)	1,755	(136)	(863)	6,021	8,561
Balance at September 30, 2022	$30,263	$16,972	$14,809	$24,270	$2,567	$7,426	$9,408	$105,715

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Changes in the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2023, and September 30, 2022, were as follows:

	For the Three Months Ended September 30,
	2023	2022
Balance at June 30,	$18,636	$17,780
Provision (benefit)	(1,156)	1,104
Balance at September 30,	$17,480	$18,884

	For the Nine Months Ended September 30,
	2023	2022
Balance at December 31,	$20,196	$15,462
Provision (benefit)	(2,716)	3,422
Balance at September 30,	$17,480	$18,884

NOTE 5: GOODWILL, CORE DEPOSIT PREMIUM AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both September 30, 2023, and December 31, 2022. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at its subsidiaries in the fourth quarter of every year as of September 30.

The sustained decline in HTLF's stock price, which management deemed to be a triggering event, caused management to perform a quantitative impairment test on its goodwill in the second quarter of 2023. Management concluded that none of the goodwill at any of HTLF's reporting units was impaired.

The gross carrying amount of other intangible assets, which consisted of core deposit intangibles and mortgage servicing rights, and the associated accumulated amortization at September 30, 2023, and December 31, 2022, are presented in the table below, in thousands:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$81,159	$20,026	$101,185	$76,031	$25,154
Mortgage servicing rights	—	—	—	13,700	5,860	7,840
Total	$101,185	$81,159	$20,026	$114,885	$81,891	$32,994

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Three months ending December 31, 2023	$1,611
Year ending December 31,
2024	5,591
2025	4,700
2026	3,533
2027	2,601
2028	1,287
Thereafter	703
Total	$20,026

On March 31, 2023, First Bank & Trust, a division of HTLF Bank, closed on the sale of its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of $698.5 million, to two unrelated third-parties. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were de-recognized on the consolidated balance sheet as of March 31, 2023. Cash of approximately $6.7 million was received on March 31, 2023, and an estimated loss of $203,000 was recorded. A receivable of approximately $580,000 was recorded in other assets on the consolidated balance sheet as of March 31, 2023, due to the timing of the servicing transfer per the terms of the sale agreement. First Bank & Trust provided interim servicing of the loans until the transfer date, which was May 1, 2023.

The following table summarizes, in thousands, the changes in mortgage servicing rights for the nine months ended September 30, 2023, and September 30, 2022:

	2023	2022
Balance at January 1,	$7,840	$6,412
Originations	24	1,218
Amortization	(210)	(909)
Sale of mortgage servicing rights	(7,654)	—
Valuation adjustment	—	1,658
Balance at period end	$—	$8,379
Mortgage servicing rights, net to servicing portfolio	—%	1.14%

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

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $587,000 of collateral at September 30, 2023, compared to $793,000 as of December 31, 2022, related to derivative financial instruments. HTLF's counterparties were required to pledge $179.4 million at September 30, 2023, compared to $45.1 million at December 31, 2022.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
In 2021, two interest rate swap transactions were terminated, and the debt was converted to variable rate subordinated debentures. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense related to the terminated swaps will total $411,000.

In the first quarter of 2023, HTLF terminated its interest rate swap agreement, which effectively converted $500.0 million of variable rate loans to fixed rate loans. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $985,000.

HTLF had no derivative instruments designated as cash flow hedges at September 30, 2023. The table below identifies the balance sheet category and fair value of HTLF's derivative instrument designated as a cash flow hedge at December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Interest rate swap	$500,000	$13	Other Assets

The table below identifies the gains and losses recognized on HTLF's terminated derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2023, and September 30, 2022, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2023
Interest rate swap	$—	Interest income	$63
Nine Months Ended September 30, 2023
Interest rate swap	$1,952	Interest income	$(638)
Three Months Ended September 30, 2022
Interest rate swap	$—	Interest income	$—
Nine Months Ended September 30, 2022
Interest rate swap	$—	Interest income	$—

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

During 2023, HTLF entered into interest rate swaps designated as fair value hedges with initial notional amounts totaling $838.1 million primarily designed to provide protection for unrealized securities losses against the impact of higher mid-to-long term interest rates. HTLF also executed interest rate swaps designated as a fair value hedges with total original notional amounts of $2.5 billion to convert certain long-term fixed rate loans to floating rates to hedge interest rate risk exposure using the portfolio layer method, which allows HTLF to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow.

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps as of September 30, 2023 and December 31, 2022, in thousands:

	Fair Value	Balance Sheet Category
September 30, 2023
Interest rate swaps-loans receivable held to maturity	$24,998	Other assets
Interest rate swaps-securities carried at fair value	66,853	Other assets
December 31, 2022
Interest rate swaps-loans receivable held to maturity	54	Other assets

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as fair value hedge accounting relationships at September 30, 2023, and December 31, 2022, in thousands:

	Location in the consolidated balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
September 30, 2023
Interest rate swap	Loans receivable held to maturity	$2,476,983	$(23,707)
Interest rate swap	Securities carried at fair value	729,528	(64,820)
December 31, 2022
Interest rate swap	Loans receivable held to maturity	$1,185	$(54)

The table below identifies the net impact to interest income recognized on HTLF's fair value hedges specific to the fair value remeasurements and the income statement classification where it is recorded in comparison to the total amount of interest income presented on the consolidated statements of income for the three- and nine- months ended September 30, 2023, and September 30, 2022, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) recognized in interest income and fees on loans	$(375)	$5	$(371)	$44
Total amount of interest and fees on loans	182,394	122,913	505,136	334,000
Gain (loss) recognized in interest income on securities-taxable	(1,126)	—	(1,052)	—
Total amount of interest on securities-taxable	54,800	45,648	168,948	116,366

The table below identifies the effect of fair value hedge accounting on the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hedged item (loans receivable held to maturity)	$(11,144)	$(34)	$(24,026)	$(117)
Hedged item (securities carried at fair value)	(36,362)	—	(65,872)	—
Derivatives designated as hedging instruments on loans receivable held to maturity	10,769	39	23,655	161
Derivatives designated as hedging instruments on securities carried at fair value	35,236	—	64,820	—

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at September 30, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2023
Embedded derivatives	$4,185	$109	Other assets
December 31, 2022
Embedded derivatives	$6,028	$135	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and nine- months ended September 30, 2023, and September 30, 2022, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) recognized in other noninterest income on embedded derivatives	$(9)	$121	$(26)	$446

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2023, and September 30, 2022, no gain or loss was recognized. HTLF recognized $1.6 million and $6.7 million in fee income for the three and nine months ended September 30, 2023, respectively, compared to $1.3 million and $5.8 million for the three and nine months ended September 30, 2022, respectively.

The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2023
Customer interest rate swaps	$1,500,715	$75,965	Other assets
Customer interest rate swaps	1,500,715	(75,965)	Other liabilities
December 31, 2022
Customer interest rate swaps	$819,662	$46,091	Other assets
Customer interest rate swaps	819,662	(46,091)	Other liabilities

Other Free Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into and to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets, with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge no collateral at both September 30, 2023, and December 31, 2022. HTLF's counterparties were required to pledge no collateral at both September 30, 2023, and December 31, 2022, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at September 30, 2023, and December 31, 2022, in thousands:

	Balance Sheet Category	Notional Amount	Fair Value
September 30, 2023
Interest rate lock commitments (mortgage)	Other assets	$4,000	$99
Forward commitments	Other assets	7,500	41
Forward commitments	Other liabilities	1,750	(5)
Undesignated interest rate swaps	Other liabilities	4,185	(109)
December 31, 2022
Interest rate lock commitments (mortgage)	Other assets	$9,340	$174
Forward commitments	Other assets	6,400	47
Forward commitments	Other liabilities	5,750	(99)
Undesignated interest rate swaps	Other liabilities	6,028	(135)

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and nine- months ended September 30, 2023, and September 30, 2022, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate lock commitments (mortgage)	$(352)	$(1,337)	$(70)	$(2,009)
Forward commitments	(4)	813	87	881
Undesignated interest rate swaps	9	(121)	26	(446)

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2023, and December 31, 2022, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Securities available for sale
U.S. treasuries	$31,805	$31,805	$—	$—
U.S. agencies	41,104	—	41,104	—
Obligations of states and political subdivisions	774,687	—	774,687	—
Mortgage-backed securities - agency	1,594,395	—	1,594,395	—
Mortgage-backed securities - non-agency	1,895,080	—	1,895,080	—
Commercial mortgage-backed securities - agency	81,444	—	81,444	—
Commercial mortgage-backed securities - non-agency	602,433	—	602,433	—
Asset-backed securities	384,379	—	384,379	—
Corporate bonds	56,522	—	56,522	—
Equity securities with a readily determinable fair value	20,838	—	20,838	—
Derivative financial instruments(1)	167,925	—	167,925	—
Interest rate lock commitments	99	—	—	99
Forward commitments	41	—	41	—
Total assets at fair value	$5,650,752	$31,805	$5,618,848	$99
Liabilities
Derivative financial instruments(2)	$76,074	$—	$76,074	$—
Forward commitments	5	—	5	—
Total liabilities at fair value	$76,079	$—	$76,079	$—
December 31, 2022
Assets
Securities available for sale
U.S. treasuries	$31,699	$31,699	$—	$—
U.S. agencies	43,135	—	43,135	—
Obligations of states and political subdivisions	879,437	—	879,437	—
Mortgage-backed securities - agency	1,772,105	—	1,772,105	—
Mortgage-backed securities - non-agency	2,181,876	—	2,181,876	—
Commercial mortgage-backed securities - agency	85,123	—	85,123	—
Commercial mortgage-backed securities - non-agency	659,459	—	659,459	—
Asset-backed securities	416,054	—	416,054	—
Corporate bonds	57,942	—	57,942	—
Equity securities with a readily determinable fair value	20,314	—	20,314	—
Derivative financial instruments(2)	46,293	—	46,293	—
Interest rate lock commitments	174	—	—	174
Forward commitments	47	—	47	—
Total assets at fair value	$6,193,658	$31,699	$6,161,785	$174
Liabilities
Derivative financial instruments(1)	$46,226	$—	$46,226	$—
Forward commitments	99	—	99	—
Total liabilities at fair value	$46,325	$—	$46,325	$—

(1) Includes interest rate swaps, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$8,530	$—	$—	$8,530	$554
Owner occupied commercial real estate	4,411	—	—	4,411	—
Non-owner occupied commercial real estate	6,323	—	—	6,323	—
Real estate construction	910	—	—	910	—
Agricultural and agricultural real estate	4,943	—	—	4,943	5,309
Residential real estate	2,216	—	—	2,216	—
Total collateral dependent individually assessed loans	$27,333	$—	$—	$27,333	$5,863
Loans held for sale	$6,262	$—	$6,262	$—	$(121)
Other real estate owned	14,362	—	—	14,362	1,010
Premises, furniture and equipment held for sale	2,798	—	—	2,798	1,455

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,042	$—	$—	$12,042	$4,186
Owner occupied commercial real estate	7,556	—	—	7,556	—
Non-owner occupied commercial real estate	11,371	—	—	11,371	—
Real estate construction	1,518	—	—	1,518	—
Agricultural and agricultural real estate	3,788	—	—	3,788	—
Residential real estate	1,607	—	—	1,607	—
Total collateral dependent individually assessed loans	$37,882	$—	$—	$37,882	$4,186
Loans held for sale	$5,277	$—	$5,277	$—	$(116)
Other real estate owned	8,401	—	—	8,401	180
Premises, furniture and equipment held for sale	6,851	—	—	6,851	1,562
Servicing rights	7,840	—	—	7,840	516

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$99	Discounted cash flows	Closing ratio	0-99% (89%)(1)
Other real estate owned	14,362	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Premises, furniture and equipment held for sale	2,798	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Collateral dependent individually assessed loans:
Commercial	8,530	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	4,411	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Non-owner occupied commercial real estate	6,323	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-8%(3)
Real estate construction	910	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	4,943	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)
Residential real estate	2,216	Modified appraised value	Third party appraisal	(2)
			Appraisal discount	0-10%(3)

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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments measured on a recurring basis, are summarized in the following table, in thousands:

	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022
Balance at January 1,	$174	$1,306
Total net gains included in earnings	(70)	(1,828)
Issuances	1,678	3,683
Settlements	(1,683)	(2,987)
Balance at period end	$99	$174

Included in gains (losses) on sale of loans held for sale attributable to interest rate lock commitments held at September 30, 2023, and December 31, 2022, were losses of $99,000 and gains of $174,000, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of September 30, 2023, and December 31, 2022, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$347,995	$347,995	$347,995	$—	$—
Time deposits in other financial institutions	1,490	1,490	1,490	—	—
Securities:
Carried at fair value	5,482,687	5,482,687	31,805	5,450,882	—
Held to maturity	835,468	758,626	—	758,626	—
Other investments	90,001	90,001	—	90,001	—
Loans held for sale	6,262	6,262	—	6,262	—
Loans, net:
Commercial and industrial	3,563,513	3,371,432	—	3,362,902	8,530
PPP	3,750	3,750	—	3,750	—
Owner occupied commercial real estate	2,414,985	2,225,107	—	2,220,696	4,411
Non-owner occupied commercial real estate	2,639,074	2,493,314	—	2,486,991	6,323
Real estate construction	1,000,575	977,316	—	976,406	910
Agricultural and agricultural real estate	837,712	760,022	—	755,079	4,943
Residential real estate	806,696	699,081	—	696,865	2,216
Consumer	495,923	476,515	—	476,515	—
Total Loans, net	11,762,228	11,006,537	—	10,979,204	27,333
Cash surrender value on life insurance	196,694	196,694	—	196,694	—
Derivative financial instruments(1)	167,925	167,925	—	167,925	—
Interest rate lock commitments	99	99	—	—	99
Forward commitments	41	41	—	41	—
Financial liabilities:
Deposits
Demand deposits	4,792,813	4,792,813	—	4,792,813	—
Savings deposits	8,754,911	8,754,911	—	8,754,911	—
Time deposits	3,553,269	3,553,269	—	3,553,269	—
Short term borrowings	392,634	392,634	—	392,634	—
Other borrowings	372,059	373,681	—	373,681	—
Derivative financial instruments(2)	76,074	76,074	—	76,074	—
Forward commitments	5	5	—	5	—

(1) Includes interest rate swaps, embedded derivatives and back-to-back loan swaps.
(2) Includes back-to-back loan swaps and free standing derivative instruments.

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,087	$363,087	$363,087	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,147,144	6,147,144	31,699	6,115,445	—
Held to maturity	829,403	776,557	—	776,557	—
Other investments	74,567	74,567	—	74,567	—
Loans held for sale	5,277	5,277	—	5,277	—
Loans, net:
Commercial and industrial	3,435,343	3,270,127	—	3,258,085	12,042
PPP	11,025	11,025	—	11,025	—
Owner occupied commercial real estate	2,251,359	2,084,665	—	2,077,109	7,556
Non-owner occupied commercial real estate	2,314,401	2,184,796	—	2,173,425	11,371
Real estate construction	1,046,084	1,039,244	—	1,037,726	1,518
Agricultural and agricultural real estate	917,876	842,637	—	838,849	3,788
Residential real estate	845,650	741,325	—	739,718	1,607
Consumer	497,131	480,018	—	480,018	—
Total Loans, net	11,318,869	10,653,837	—	10,615,955	37,882
Cash surrender value on life insurance	193,403	193,403	—	193,403	—
Derivative financial instruments(1)	46,293	46,293	—	46,293	—
Interest rate lock commitments	174	174	—	—	174
Forward commitments	47	47	—	47	—
Financial liabilities:
Deposits
Demand deposits	5,701,340	5,701,340	—	5,701,340	—
Savings deposits	9,994,391	9,994,391	—	9,994,391	—
Time deposits	1,817,278	1,817,278	—	1,817,278	—
Short term borrowings	376,117	376,117	—	376,117	—
Other borrowings	371,753	372,473	—	372,473	—
Derivative financial instruments(1)	46,226	46,226	—	46,226	—
Forward commitments	99	99	—	99	—

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

NOTE 8: STOCK COMPENSATION

Under its 2020 Long-Term Incentive Plan (the "Plan"), HTLF's Compensation and Human Capital Committee, (the "Compensation Committee"), may grant non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards. The Plan authorized 1,460,000 shares of common stock for issuance, of which 739,466 shares of common stock were available as of September 30, 2023, for issuance of future awards to employees and directors of, and service providers to, HTLF or its subsidiaries.

The cost each award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. Forfeitures are accounted for as they occur.

HTLF's income tax expense included $115,000 of tax expense during the nine months ended September 30, 2023, and a tax benefit of $129,000 during the nine months ended September 30, 2022, related to the exercise, vesting and forfeiture of equity-based awards.

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

A summary of the RSUs outstanding as of September 30, 2023, and September 30, 2022, and changes during the nine months ended September 30, 2023 and 2022, follows:

	2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	424,086	$46.15	389,885	$44.19
Granted	272,465	45.33	238,495	48.41
Vested	(175,313)	41.74	(158,702)	45.04
Forfeited	(42,091)	46.25	(27,316)	46.69
Outstanding at September 30,	479,147	$47.29	442,362	$46.01

Total compensation costs recorded for RSUs were $7.4 million during both the nine months ended September 30, 2023 and 2022. As of September 30, 2023, there were $11.0 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2026.

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

A summary of the status of stock options as of September 30, 2023, and changes during the nine months ended September 30, 2023, is shown in the table below. There were no options outstanding at September 30, 2022.

	2023
	Shares	Weighted Average Exercise Price
Outstanding January 1,	64,518	$48.79
Granted	—	—
Exercised	—	—
Forfeited	(6,452)	48.79
Outstanding at September 30,	58,066	48.79
Options exercisable at September 30,	—	$—

At September 30, 2023, the options had a weighted average remaining contractual life of 9.17 years. The intrinsic value of the vested options as of September 30, 2023 was $0. The intrinsic value of the options exercised during the nine months ended September 30, 2023, was $0. The total fair value of the options that vested during the nine months ended September 30, 2023, was $0. Total compensation costs recorded for stock options during the nine months ended September 30, 2023 and 2022 were $165,000 and $0, respectively. As of September 30, 2023, there were $546,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2022:
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

OVERVIEW

Heartland Financial USA, Inc. is a bank holding company operating under the brand name "HTLF". HTLF's independently branded banks (referred to herein collectively as the "Banks", "Bank Markets") serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of September 30, 2023, HTLF had two Banks and operated under 11 local bank brands through a total of 116 locations.

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

HTLF Response to Recent Banking Industry Disruptions

The banking industry experienced significant disruptions in March 2023, including bank failures, which has since caused industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. In response to the concerns, management continues to:
•help customers facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificate of Deposit Registry Service ("CDARS") products,
•monitor and adjust deposit pricing to address the highly competitive deposit environment, and
•maintain borrowing capacity through various federal programs, including the Federal Reserve's Bank Term Funding Program ("BTFP"), which totaled $3.09 billion as of September 30, 2023, of which no balance was drawn.

As of September 30, 2023:
•64% of HTLF's deposits were insured or collateralized.
•HTLF's capital ratios substantially exceeded the well-capitalized thresholds, and management believes that HTLF would remain well-capitalized in the event that regulatory rules were adopted requiring that unrealized losses in the total investment portfolio be included in the calculation of regulatory capital ratios.

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of September 30, 2023:
•Outstanding loans totaling $425.9 million were collateralized by non-owner occupied office space, which represents 3.6% of the total loans held to maturity, and the average loan size was $1.5 million.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.

Overview of Third Quarter and Year to Date results as of September 30, 2023

HTLF reported the following results for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022:
•net income available to common stockholders of $46.1 million compared to $54.6 million, a decrease of $8.5 million or 16%,
•earnings per diluted common share of $1.08 compared to $1.28, a decrease of $0.20 or 16%,
•earnings per diluted common share included $0.04 of acquisition, integration and restructuring costs in both quarters,
•net interest income of $145.8 million compared to $155.9 million, a decrease of $10.1 million or 6%,
•return on average assets was 0.94% compared to 1.13%,

•return on average common equity was 10.47% compared to 12.93%, and
•return on average tangible common equity (non-GAAP) was 16.34% compared to 20.76%.

HTLF reported the following results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:
•net income available to common stockholders of $144.2 million compared to $145.5 million, a decrease of $1.2 million or 1%.
•earnings per diluted common share of $3.37 compared to $3.42, a decrease of $0.05 or 1%,
•earnings per diluted common share included $0.11 of acquisition, integration and restructuring costs compared to $0.10,
•net interest income of $445.1 million compared to $433.0 million, an increase of $12.1 million or 3%,
•return on average assets was 1.00% compared to 1.04%,
•return on average common equity was 11.28% compared to 10.80%, and
•return on average tangible common equity (non-GAAP) was 17.83% compared to 16.79%.

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

For the third quarter of 2023, net interest margin was 3.14% (3.18% on a fully tax-equivalent basis, non-GAAP), which compares to 3.19% (3.23% on a fully tax-equivalent basis, non-GAAP) for the second quarter of 2023, and 3.41% (3.45% on a fully tax-equivalent basis, non-GAAP) for the third quarter of 2022. For the first nine months of 2023, net interest margin was 3.23% (3.27% on a fully tax-equivalent basis, non-GAAP) which compares to 3.22% (3.27% on a fully tax equivalent basis, non-GAAP) for the first nine months of 2022.

The efficiency ratio was 63.77% (59.95% on an adjusted fully tax-equivalent basis, non-GAAP) for the third quarter of 2023 compared to 58.84% (55.26% on an adjusted fully-tax equivalent basis, non-GAAP) for the same quarter of 2022. For the first nine months of 2023, the efficiency ratio was 61.86% (58.98% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 61.39% (58.99% on an adjusted fully tax-equivalent basis, non-GAAP) for the first nine months of 2022.

Total assets were $20.13 billion at September 30, 2023, a decrease of $114.4 million or 1% since December 31, 2022. Securities represented 32% and 35% of total assets at September 30, 2023 and December 31, 2022, respectively. Total loans held to maturity were $11.87 billion at September 30, 2023, compared to $11.43 billion at December 31, 2022, an increase of $444.1 million or 4%.

The total allowance for lending related credit losses was $127.7 million or 1.08% of total loans at September 30, 2023, compared to $129.7 million or 1.13% of total loans at December 31, 2022.

Total deposits were $17.10 billion as of September 30, 2023, compared to $17.51 billion at December 31, 2022, a decrease of $412.0 million or 2%.

Total equity was $1.83 billion at September 30, 2023, compared to $1.74 billion at December 31, 2022. Book value per common share was $40.20 at September 30, 2023, compared to $38.25 at year-end 2022. The unrealized loss on securities available for sale including the unrealized gain on the fair value security hedges, net of applicable taxes, was $644.0 million at September 30, 2023, compared to an unrealized loss of $619.2 million, net of applicable taxes, at December 31, 2022.

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

During the second and third quarters of 2023, HTLF also executed interest rate swaps designated as fair value hedges with original notional amounts totaling $2.5 billion to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure.

Sale of Securities
Subsequent to September 30, 2023, in late October and early November, in responses to changes in interest rates, HTLF sold investment securities with a combined yield of approximately 2.48% and an average life of approximately 4.6 years in a series of sale transactions, resulting in proceeds totaling approximately $667.9 million and realized securities losses of approximately $103.5 million or approximately $77.7 million after tax. HTLF intends to utilize the proceeds to reduce its wholesale deposits and short-term borrowings, which carry an interest rate of approximately 5.52%.

These transactions decreased earning assets by approximately $667.9 million and tangible assets by approximately $693.7 million. Future net interest income is expected to increase approximately $20.3 million on an annualized basis. In addition, the net interest margin is expected to increase approximately 11 basis points due to the increase in net interest income and the decrease in earning assets. Because the securities sold were held on the balance sheet as available for sale, the incurred loss was included in tangible common equity at September 30, 2023, and with the decrease in tangible assets, management expects the tangible common equity ratio to immediately increase by approximately 36 basis points.

Depending on market conditions, HTLF may execute additional sales of this nature in the near future and intends to use the proceeds to further reduce high-cost wholesale deposits and short-term borrowings.

Charter Consolidation Update
During the third quarter of 2023, Rocky Mountain Bank and New Mexico Bank & Trust were consolidated into HTLF Bank. Subsequent to September 30, 2023, Dubuque Bank & Trust was consolidated into HTLF Bank, which completed the consolidation of member banks into HTLF Bank.

Total consolidation restructuring costs are projected to be $18-$19 million with approximately $2-$3 million of expenses remaining to be incurred in 2023. Total costs incurred since the project started in the fourth quarter of 2021 through September 30, 2023, were $15.3 million, of which $2.4 million were incurred in the third quarter of 2023. Total charter consolidation costs for the first nine months of 2023 totaled $6.0 million.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
STATEMENT OF INCOME DATA
Interest income	$245,432	$175,806	$697,910	$469,955
Interest expense	99,676	19,930	252,810	36,939
Net interest income	145,756	155,876	445,100	433,016
Provision for credit losses	1,516	5,492	9,969	11,983
Net interest income after provision for credit losses	144,240	150,384	435,131	421,033
Noninterest income	28,383	29,181	90,875	98,289
Noninterest expenses	111,053	108,883	331,542	326,159
Income taxes	13,479	14,118	44,181	41,637
Net income	48,091	56,564	150,283	151,526
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
Net income available to common stockholders	$46,078	$54,551	$144,245	$145,488

KEY PERFORMANCE RATIOS
Annualized return on average assets	0.94%	1.13%	1.00%	1.04%
Annualized return on average common equity (GAAP)	10.47	12.93	11.28	10.80
Annualized return on average tangible common equity (non-GAAP)(1)	16.34	20.76	17.83	16.79
Annualized ratio of net charge-offs to average loans	0.12	0.00	0.14	0.17
Annualized net interest margin (GAAP)	3.14	3.41	3.23	3.22
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.18	3.45	3.27	3.27
Efficiency ratio (GAAP)	63.77	58.84	61.86	61.39
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	59.95	55.26	58.98	58.99
Total noninterest expenses to average assets	2.18	2.18	2.20	2.23
Core noninterest expenses to average assets (non-GAAP)(1)	2.08	2.09	2.12	2.17

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
BALANCE SHEET DATA
Investments	$6,408,156	$6,705,005	$7,001,119	$7,051,114	$6,970,864
Loans held for sale	6,262	14,353	10,425	5,277	9,570
Loans receivable held to maturity	11,872,436	11,717,974	11,495,353	11,428,352	10,923,532
Allowance for credit losses	110,208	111,198	112,707	109,483	105,715
Total assets	20,129,793	20,224,716	20,182,544	20,244,228	19,682,950
Total deposits	17,100,993	17,663,543	17,681,346	17,513,009	17,267,121
Long-term obligations	372,059	372,403	372,097	371,753	371,446
Common equity	1,714,825	1,748,285	1,718,700	1,624,350	1,545,253
COMMON SHARE DATA
Book value per common share (GAAP)	$40.20	$41.00	$40.38	$38.25	$36.41
Tangible book value per common share (non-GAAP)(1)	$26.23	$26.98	$26.30	$24.09	$22.20
ASC 320 effect on book value per common share	$(16.27)	$(14.04)	$(13.35)	$(14.58)	$(15.31)
Common shares outstanding, net of treasury stock	42,656,303	42,644,544	42,558,726	42,467,394	42,444,106
Tangible common equity ratio (non-GAAP)(1)	5.73%	5.86%	5.72%	5.21%	4.94%
Adjusted tangible common equity ratio (non-GAAP)(1)	8.73%	8.54%	8.37%	8.11%	8.07%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common equity (GAAP)	$1,714,825	$1,748,285	$1,718,700	$1,624,350	$1,545,253
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	20,026	21,651	23,366	25,154	26,995
Tangible common equity (non-GAAP)	$1,118,794	$1,150,629	$1,119,329	$1,023,191	$942,253

Common shares outstanding, net of treasury stock	42,656,303	42,644,544	42,558,726	42,467,394	42,444,106
Common equity (book value) per share (GAAP)	$40.20	$41.00	$40.38	$38.25	$36.41
Tangible book value per common share (non-GAAP)	$26.23	$26.98	$26.30	$24.09	$22.20

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,118,794	$1,150,629	$1,119,329	$1,023,191	$942,253

Total assets (GAAP)	$20,129,793	$20,224,716	$20,182,544	$20,244,228	$19,682,950
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit and customer relationship intangibles, net	20,026	21,651	23,366	25,154	26,995
Total tangible assets (non-GAAP)	$19,533,762	$19,627,060	$19,583,173	$19,643,069	$19,079,950
Tangible common equity ratio (non-GAAP)	5.73%	5.86%	5.72%	5.21%	4.94%

Reconciliation of Adjusted Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,118,794	$1,150,629	$1,119,329	$1,023,191	$942,253
Accumulated other comprehensive loss	642,838	575,240	566,919	620,006	650,636
Adjusted tangible common equity (non-GAAP)	$1,761,632	$1,725,869	$1,686,248	$1,643,197	$1,592,889

Total tangible assets (non-GAAP)	$19,533,762	$19,627,060	$19,583,173	$19,643,069	$19,079,950
Fair value adjustment for securities and derivatives, net of deferred taxes	642,838	575,240	566,919	620,006	650,636
Total adjusted tangible assets (non-GAAP)	$20,176,600	$20,202,300	$20,150,092	$20,263,075	$19,730,586
Adjusted tangible common equity ratio (non-GAAP)	8.73%	8.54%	8.37%	8.11%	8.07%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$46,078	$54,551	$144,245	$145,488
Plus core deposit and customer relationship intangibles amortization, net of tax(1)	1,284	1,466	4,051	4,734
Net income available to common stockholders excluding intangible amortization (non-GAAP)	$47,362	$56,017	$148,296	$150,222

Average common equity (GAAP)	$1,746,818	$1,674,306	$1,710,230	$1,801,835
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit and customer relationship intangibles, net	20,821	27,902	22,501	29,878
Average tangible common equity (non-GAAP)	$1,149,992	$1,070,399	$1,111,724	$1,195,952
Annualized return on average common equity (GAAP)	10.47%	12.93%	11.28%	10.80%
Annualized return on average tangible common equity (non-GAAP)	16.34%	20.76%	17.83%	16.79%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$145,756	$155,876	$445,100	$433,016
Plus tax-equivalent adjustment(1)	2,152	2,151	6,497	6,247
Net interest income, fully tax-equivalent (non-GAAP)	$147,908	$158,027	$451,597	$439,263

Average earning assets	$18,439,010	$18,157,795	$18,451,907	$17,969,001

Annualized net interest margin (GAAP)	3.14%	3.41%	3.23%	3.22%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.18	3.45	3.27	3.27
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.01	0.03	0.02	0.05

Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$145,756	$155,876	$445,100	$433,016
Tax-equivalent adjustment(1)	2,152	2,151	6,497	6,247
Fully tax-equivalent net interest income	147,908	158,027	451,597	439,263
Noninterest income (GAAP)	28,383	29,181	90,875	98,289
Securities (gains)/losses, net	114	1,055	1,532	272
Unrealized (gain)/loss on equity securities, net	(13)	211	(165)	615
Valuation adjustment on servicing rights	—	—	—	(1,658)
Adjusted revenue (non-GAAP)	$176,392	$188,474	$543,839	$536,781

Total noninterest expenses (GAAP)	$111,053	$108,883	$331,542	$326,159
Less:
Core deposit and customer relationship intangibles amortization	1,625	1,856	5,128	5,993
Partnership investment in tax credit projects	1,136	979	1,828	1,793
(Gain)/loss on sales/valuation of assets, net	108	(251)	(2,149)	(3,435)
Acquisition, integration and restructuring costs	2,429	2,156	5,994	5,144
Core expenses (non-GAAP)	$105,755	$104,143	$320,741	$316,664
Efficiency ratio (GAAP)	63.77%	58.84%	61.86%	61.39%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	59.95%	55.26%	58.98%	58.99%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$111,053	$108,883	$331,542	$326,159
Core expenses (non-GAAP)	105,755	104,143	320,741	316,664

Average assets	$20,207,920	$19,775,341	$20,182,808	$19,523,433
Total noninterest expenses to average assets (GAAP)	2.18%	2.18%	2.20%	2.23%
Core expenses to average assets (non-GAAP)	2.08%	2.09%	2.12%	2.17%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$94	$365	$261	$980
Professional fees	1,617	1,480	3,619	3,495
Advertising	178	131	522	287
Other noninterest expenses	540	180	1,592	382
Total acquisition, integration and restructuring costs	$2,429	$2,156	$5,994	$5,144
After tax impact on diluted earnings per common share(1)	$0.04	$0.04	$0.11	$0.10

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
•The adjusted tangible common equity ratio is calculated by subtracting goodwill, core deposit and customer relationship intangibles, net, and accumulated other comprehensive loss from total common equity and dividing it by total assets excluding goodwill, core deposit and customer relationship intangibles, net and the fair value adjustment on securities and derivatives, net of deferred taxes. This measure is included as it is considered to be a critical metric used by management, analysts, and investors to analyze and evaluate financial condition and capital strength, composition and trends on a comparable basis by excluding the variability of the fair value of securities and derivatives, net of deferred taxes.
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

For the Quarters ended September 30, 2023 and 2022
Net interest margin, expressed as a percentage of average earning assets, was 3.14% (3.18% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2023 compared to 3.41% (3.45% on a fully tax-equivalent basis, non-GAAP) during the third quarter of 2022. For the quarters ended September 30, 2023 and 2022, net interest margin included 1 basis point and 3 basis points, respectively, of net purchase accounting discount amortization. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing due to competition. Management anticipates utilizing cash flow from the investment portfolio to pay down wholesale deposits and short-term borrowings, which would positively impact net interest margin.

Total interest income and average earning asset changes for the third quarter of 2023 compared to the third quarter of 2022 were:
•Total interest income was $245.4 million compared to $175.8 million, an increase of $69.6 million or 40% and primarily attributable to an increase in average earning assets and higher yields.
•Total interest income on a tax-equivalent basis (non-GAAP) was $247.6 million, an increase of $69.6 million or 39% from $178.0 million.
•Average earning assets increased $281.2 million or 2% to $18.44 billion compared to $18.16 billion.
•The average rate on earning assets increased 144 basis points to 5.33% compared to 3.89%, primarily due to recent interest rate increases.

Total interest expense and average interest bearing liability changes for the third quarter of 2023 compared to the third quarter of 2022 were:
•Total interest expense was $99.7 million, an increase of $79.7 million from $19.9 million, due to increases in the average interest rate paid and the average balance of interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased 234 basis points to 3.01% from 0.67%.
•Average interest bearing deposits increased $1.47 billion or 13% to $12.68 billion from $11.22 billion, including an increase of $1.36 billion in wholesale and institutional deposits.
•The average interest rate paid on interest bearing deposits increased 236 basis points to 2.90% from 0.54%, primarily due to recent interest rate increases and increased competition for deposits.
•Average borrowings decreased $30.8 million or 6% to $475.7 million from $506.5 million, and the average interest rate paid on borrowings was 5.78% compared to 3.74%.

Net interest income changes for the third quarter of 2023 compared to the third quarter of 2022 were:
•Net interest income totaled $145.8 million compared to $155.9 million, a decrease of $10.1 million or 6%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $147.9 million compared to $158.0 million, which was a decrease of $10.1 million or 6%.

For the Nine Months ended September 30, 2023 and 2022

Net interest margin, expressed as a percentage of average earning assets, was 3.23% (3.27% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2023, compared to 3.22% (3.27% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2022. For the nine months ended September 30, 2023 and 2022, net interest margin included 2 basis points and 5 basis points, respectively, of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first nine months of 2023 compared to the first nine months of 2022 were:
•Total interest income was $697.9 million, an increase of $228.0 million or 49% from $470.0 million.
•Total interest income on a tax-equivalent basis (non-GAAP) was $704.4 million, an increase of $228.2 million or 48% from $476.2 million.
•Average earning assets increased $482.9 million or 3% to $18.45 billion from $17.97 billion.

Total interest expense and average interest bearing liability changes for the first nine months of 2023 compared to the first nine months of 2022 were:
•Total interest expense was $252.8 million, an increase of $215.9 million from $36.9 million, due to increases in the average interest rate paid and the average balance of interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased to 2.60% from 0.44%.
•Average interest bearing deposits increased $1.72 billion or 16% to $12.48 billion from $10.76 billion which was primarily attributable to an increase in wholesale and institutional deposits. Average wholesale and institutional deposits totaled $2.79 billion for the first nine months of 2023 compared to $1.03 billion for the first nine months of 2022, an increase of $1.75 billion.
•The average interest rate paid on interest bearing deposits was 2.48% for the first nine months of 2023 compared to 0.31% for the first nine months of 2022, primarily due to recent interest rate increases and increased competition for deposits.

Net interest income changes for the first nine months of 2023 compared to first nine months of 2022 were:
•Net interest income totaled $445.1 million compared to $433.0 million, an increase of $12.1 million or 3%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $451.6 million compared to $439.3 million, an increase of $12.3 million or 3%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest income. Management continues to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. In addition, management continually monitors the balance sheet position for opportunities to increase net interest income. HTLF models and reviews simulations using various improving and deteriorating interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, it is management's opinion that HTLF maintains a well-balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,726,057	$54,800	3.80%	$5,962,207	$58,172	3.91%	$6,303,278	$45,648	2.87%
Nontaxable(1)	881,162	8,085	3.64	895,458	7,896	3.54	951,232	7,802	3.25
Total securities	6,607,219	62,885	3.78	6,857,665	66,068	3.86	7,254,510	53,450	2.92
Interest on deposits with other banks and short-term investments	142,301	1,651	4.60	153,622	2,051	5.36	222,170	1,081	1.93
Federal funds sold	152	3	7.83	—	—	—	11	—	—
Loans:(2)
Commercial and industrial(1)	3,610,677	63,001	6.92	3,565,449	56,644	6.37	3,182,134	37,526	4.68
PPP loans	3,948	11	1.11	6,302	24	1.53	17,859	363	8.06
Owner occupied commercial real estate	2,412,501	30,127	4.95	2,366,107	28,031	4.75	2,272,666	23,601	4.12
Non-owner occupied commercial real estate	2,586,011	38,779	5.95	2,462,098	35,583	5.80	2,258,424	25,895	4.55
Real estate construction	1,027,544	19,448	7.51	1,028,109	18,528	7.23	914,520	12,382	5.37
Agricultural and agricultural real estate	822,957	12,582	6.07	848,554	12,256	5.79	799,823	8,966	4.45
Residential mortgage	827,402	9,482	4.55	840,741	9,383	4.48	858,119	8,665	4.01
Consumer	509,024	9,615	7.49	508,082	9,068	7.16	479,590	6,028	4.99
Less: allowance for credit losses-loans	(110,726)	—	—	(113,177)	—	—	(102,031)	—	—
Net loans	11,689,338	183,045	6.21	11,512,265	169,517	5.91	10,681,104	123,426	4.58
Total earning assets	18,439,010	247,584	5.33%	18,523,552	237,636	5.15%	18,157,795	177,957	3.89%
Nonearning Assets	1,768,910			1,697,959			1,617,546
Total Assets	$20,207,920			$20,221,511			$19,775,341
Interest Bearing Liabilities
Savings	$8,737,581	$49,195	2.23%	$8,935,775	$41,284	1.85%	$10,059,652	$12,907	0.51%
Time deposits	3,945,371	43,549	4.38	3,812,330	40,691	4.28	1,156,908	2,251	0.77
Short-term borrowings	103,567	1,167	4.47	89,441	848	3.80	134,974	360	1.06
Other borrowings	372,112	5,765	6.15	372,248	5,545	5.97	371,492	4,412	4.71
Total interest bearing liabilities	13,158,631	99,676	3.01%	13,209,794	88,368	2.68%	11,723,026	19,930	0.67%
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,824,861			4,941,033			6,065,729
Accrued interest and other liabilities	366,905			232,966			201,575
Total noninterest bearing liabilities	5,191,766			5,173,999			6,267,304
Equity	1,857,523			1,837,718			1,785,011
Total Liabilities and Equity	$20,207,920			$20,221,511			$19,775,341
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$147,908			$149,268			$158,027
Net interest spread(1)			2.32%			2.47%			3.22%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.18%			3.23%			3.45%
Interest bearing liabilities to earning assets	71.36%			71.31%			64.56%

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$5,927,026	$168,948	3.81%	$6,407,459	$116,366	2.43%
Nontaxable(1)	899,613	23,611	3.51	990,784	22,625	3.05
Total securities	6,826,639	192,559	3.77	7,398,243	138,991	2.51
Interest bearing deposits with other banks and other short-term investments	133,910	4,833	4.83	238,819	1,715	0.96
Federal funds sold	51	3	7.86	7	—	—
Loans:(2)
Commercial and industrial(1)	3,547,256	169,552	6.39	2,977,751	95,020	4.27
PPP loans	6,718	61	1.21	63,342	6,487	13.69
Owner occupied commercial real estate	2,355,545	84,927	4.82	2,270,486	67,742	3.99
Non-owner occupied commercial real estate	2,459,965	105,111	5.71	2,166,873	69,929	4.31
Real estate construction	1,051,298	56,107	7.14	880,354	31,673	4.81
Agricultural and agricultural real estate	835,673	36,191	5.79	776,127	23,905	4.12
Residential mortgage	840,143	28,138	4.48	850,444	25,108	3.95
Consumer	506,143	26,925	7.11	452,032	15,632	4.62
Less: allowance for loan losses	(111,434)	—	—	(105,477)	—	—
Net loans	11,491,307	507,012	5.90	10,331,932	335,496	4.34
Total earning assets	18,451,907	704,407	5.10%	17,969,001	476,202	3.54%
Nonearning Assets	1,730,901			1,554,432
Total Assets	$20,182,808			$19,523,433
Interest Bearing Liabilities
Savings	$9,130,980	$128,372	1.88%	$9,652,651	$20,673	0.29%
Time deposits	3,344,434	103,245	4.13	1,106,095	3,992	0.48
Short-term borrowings	138,157	4,437	4.29	124,459	494	0.53
Other borrowings	372,094	16,756	6.02	372,027	11,780	4.23
Total interest bearing liabilities	12,985,665	252,810	2.60%	11,255,232	36,939	0.44%
Noninterest Bearing Liabilities
Noninterest bearing deposits	5,092,200			6,172,984
Accrued interest and other liabilities	284,008			182,677
Total noninterest bearing liabilities	5,376,208			6,355,661
Equity	1,820,935			1,912,540
Total Liabilities and Equity	$20,182,808			$19,523,433
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$451,597			$439,263
Net interest spread(1)			2.50%			3.10%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.27%			3.27%
Interest bearing liabilities to earning assets	70.38%			62.64%

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

	Three Months Ended
	September 30, 2023 Compared to September 30, 2022 Change Due to			September 30, 2023 Compared to June 30, 2023 Changes Due to			September 30, 2022 Compared to September 30, 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(23,787)	$32,939	$9,152	$(1,925)	$(1,447)	$(3,372)	$310	$12,954	$13,264
Nontaxable(1)	(2,705)	2,988	283	(587)	776	189	1,555	412	1,967
Interest bearing deposits	(2,330)	2,900	570	(138)	(262)	(400)	(290)	1,239	949
Federal funds sold	—	3	3	—	3	3	—	—	—
Loans(1)(2)	12,520	47,099	59,619	3,093	10,435	13,528	10,198	678	10,876
Total earning assets	(16,302)	85,929	69,627	443	9,505	9,948	11,773	15,283	27,056
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(11,602)	47,890	36,288	(5,859)	13,770	7,911	541	10,126	10,667
Time deposits	14,053	27,245	41,298	1,725	1,133	2,858	69	978	1,047
Short-term borrowings	(566)	1,373	807	151	168	319	(20)	282	262
Other borrowings	7	1,346	1,353	(13)	233	220	1,062	248	1,310
Total interest bearing liabilities	1,892	77,854	79,746	(3,996)	15,304	11,308	1,652	11,634	13,286
Net interest income	$(18,194)	$8,075	$(10,119)	$4,439	$(5,799)	$(1,360)	$10,121	$3,649	$13,770

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

	Nine Months Ended
	September 30, 2023 Compared to September 30, 2022 Change Due to			September 30, 2022 Compared to September 30, 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(14,500)	$67,082	$52,582	$7,891	$14,102	$21,993
Nontaxable(1)	(3,069)	4,055	986	5,862	(545)	5,317
Interest bearing deposits	(1,510)	4,628	3,118	(48)	1,505	1,457
Federal funds sold	—	3	3	—	(1)	(1)
Loans(1)(2)	40,865	130,651	171,516	21,786	(24,308)	(2,522)
Total earning assets	21,786	206,419	228,205	35,491	(9,247)	26,244
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(1,923)	109,622	107,699	154	13,616	13,770
Time deposits	20,972	78,281	99,253	178	(912)	(734)
Short-term borrowings	60	3,883	3,943	16	130	146
Other borrowings	2	4,974	4,976	(11)	2,413	2,402
Total interest bearing liabilities	19,111	196,760	215,871	337	15,247	15,584
Net interest income	$2,675	$9,659	$12,334	$35,154	$(24,494)	$10,660

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and nine- months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision expense for credit losses-loans	$2,672	$4,388	$12,685	$8,561
(Benefit) provision expense for credit losses-unfunded commitments	(1,156)	1,104	(2,716)	3,422
Total provision expense	$1,516	$5,492	$9,969	$11,983

The provision expense for credit losses for loans was $2.7 million for the third quarter of 2023, which was a decrease of $1.7 million from provision expense of $4.4 million recorded in the third quarter of 2022. The provision expense for the third quarter of 2023 compared to the third quarter of 2022 was impacted by several factors, including:
•loan growth of $154.5 million compared to $254.8 million, and
•improvement in credit quality as indicated by the decrease of nonpass loans as a percentage of total loans. Nonpass loans were 4.5% at September 30, 2023 and 4.8% of loans at June 30, 2023. Nonpass loans were 5.3% of total loans at September 30, 2022 compared to 5.8% of total loans at June 30, 2022.

The provision expense for credit losses for loans was $12.7 million for the first nine months of 2023 compared to $8.6 million for the first nine months of 2022. The provision expense for the first nine months of 2023 and the first nine months of 2022 were impacted by several factors, including:
•net charge-offs of $12.0 million, which included a $5.3 million charge-off related to an overdraft of a single long-term customer compared to net charge-offs of $12.9 million, which included two charge-offs totaling $9.2 million due to customer fraud related to two lending relationships that had collateral deficiencies,
•provision expense totaling $2.6 million was recorded for an individually assessed loan in the first quarter of 2023,
•loan growth of $444.1 million compared to $969.0 million, and
•stable credit quality during the first nine months of 2023 compared to improved credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans were 4.5% of loans at September 30, 2023 compared to 4.7% at December 31, 2022. Nonpass loans were 5.3% of total loans at September 30, 2022 compared to 7.4% of total loans at December 31, 2021.

The size of the loan portfolio, the levels of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, including the impact of economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to the variability in the provision for credit losses from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting estimates set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2022, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note 4, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes that the allowance for credit losses as of September 30, 2023, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three- and nine- months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Service charges and fees	$18,553	$17,282	$1,271	7%
Loan servicing income	278	831	(553)	(67)
Trust fees	4,734	5,372	(638)	(12)
Brokerage and insurance commissions	692	649	43	7
Capital markets fees	1,845	1,809	36	2
Securities losses, net	(114)	(1,055)	941	89
Unrealized gain/(loss) on equity securities, net	13	(211)	224	106
Net gains on sale of loans held for sale	905	1,832	(927)	(51)
Valuation adjustment on servicing rights	—	—	—	—
Income on bank owned life insurance	858	694	164	24
Other noninterest income	619	1,978	(1,359)	(69)
Total noninterest income	$28,383	$29,181	$(798)	(3)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Service charges and fees	$55,316	$50,599	$4,717	9%
Loan servicing income	1,403	1,951	(548)	(28)
Trust fees	15,810	17,130	(1,320)	(8)
Brokerage and insurance commissions	2,065	2,357	(292)	(12)
Capital markets fees	8,331	9,719	(1,388)	(14)
Securities losses, net	(1,532)	(272)	(1,260)	463
Unrealized gain/(loss) on equity securities, net	165	(615)	780	127
Net gains on sale of loans held for sale	3,786	8,144	(4,358)	(54)
Valuation adjustment on servicing rights	—	1,658	(1,658)	(100)
Income on bank owned life insurance	3,042	1,741	1,301	75
Other noninterest income	2,489	5,877	(3,388)	(58)
Total noninterest income	$90,875	$98,289	$(7,414)	(8)%

Total noninterest income was $28.4 million during the third quarter of 2023 compared to $29.2 million during the third quarter of 2022, a decrease of $798,000 or 3%. Total noninterest income was $90.9 million for the first nine months of 2023 compared to $98.3 million for the first nine months of 2022, a decrease of $7.4 million or 8%. Notable changes in noninterest income categories for the three- and nine- months ended September 30, 2023 and 2022 are as follows:

Service charges and fees
The following tables summarize the changes in service charges and fees for the three- and nine- months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Service charges and fees on deposit accounts	$5,431	$4,764	$667	14%
Overdraft fees	3,184	3,152	32	1
Customer service and other service fees	94	102	(8)	(8)
Credit card fee income	7,551	6,885	666	10
Debit card income	2,293	2,379	(86)	(4)
Total service charges and fees	$18,553	$17,282	$1,271	7%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Service charges and fees on deposit accounts	$15,571	$13,831	$1,740	13%
Overdraft fees	9,248	8,959	289	3
Customer service and other service fees	280	289	(9)	(3)
Credit card fee income	23,462	20,419	3,043	15
Debit card income	6,755	7,101	(346)	(5)
Total service charges and fees	$55,316	$50,599	$4,717	9%

The increase in service charges and fees on deposit accounts was primarily attributable to a larger customer base. The increase in credit card fee income was primarily the result of a larger commercial credit card customer base and increased utilization.

Management expects to institute new policies regarding overdraft fees in the fourth quarter of 2023, which will reduce overdraft fee income in future periods.

Loan servicing income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balances of these loans. The following tables show the changes in loan servicing income for the three- and nine- months ended September 30, 2023, and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Commercial and agricultural loan servicing fees(1)	$274	$583	$(309)	(53)%
Residential mortgage servicing fees	4	471	(467)	(99)
Mortgage servicing rights amortization	—	(223)	223	100
Total loan servicing income	$278	$831	$(553)	(67)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Commercial and agricultural loan servicing fees(1)	$1,120	$1,469	$(349)	(24)%
Residential mortgage servicing fees	493	1,391	(898)	(65)
Mortgage servicing rights amortization	(210)	(909)	699	77
Total loan servicing income	$1,403	$1,951	$(548)	(28)%

(1) Includes servicing fees for commercial, commercial real estate, agricultural and agricultural real estate loans.

Trust fees

Trust fees totaled $4.7 million for the third quarter of 2023 compared to $5.4 million for the same quarter of 2022, a decrease of $638,000 or 12%. For the first nine months of 2023, trust fees totaled $15.8 million compared to $17.1 million for the first nine months of 2022, a decrease of $1.3 million or 8%.

The decrease for both the quarterly and year-to-date comparisons was primarily attributable to the sale of the administrative and recordkeeping services component of HTLF’s Retirement Plan Services business that was completed in the second quarter of 2023. Retirement plan services income decreased $743,000 or 50% to $746,000 for the third quarter of 2023 compared to $1.5 million for the third quarter of 2022. For the first nine months of 2023, retirement plan services income decreased $916,000 or 19% to $3.8 million from $4.7 million for the first nine months of 2022.

Capital markets fees
Capital markets fees totaled $1.8 million for the third quarter of both 2023 and 2022. For the first nine months of 2023, capital markets fees totaled $8.3 million, a decrease of $1.4 million or 14% from $9.7 million for the first nine months of 2022. Syndication income decreased $2.2 million or 58% to $1.7 million for the first nine months of 2023 compared to $3.9 million for the same period of 2022. Swap fee income increased $857,000 or 15% to $6.7 million for the first nine months of 2023 compared to $5.8 million for the first nine months of 2022.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities losses, net
For the third quarter of 2023, net security losses totaled $114,000 compared to net losses of $1.1 million for the third quarter of 2022, a decrease of $941,000 or 89%. For the first nine months of 2023, net security losses totaled $1.5 million compared to net losses of $272,000 during the first nine months of 2022, an increase of $1.3 million. The realized losses in 2023 for both the quarterly and year-to-date results were primarily attributable to the sustained loss position of the securities portfolio. During the second quarter of 2022, approximately $158.7 million of lower-yielding securities were sold, resulting in a net loss of $2.6 million, and the proceeds from this sale were used to purchase higher-yielding securities.

Net gains on sale of loans held for sale
For the third quarter of 2023, net gains on sale of loans held for sale totaled $905,000, a decrease of $927,000 or 51% from $1.8 million in the same quarter of 2022. For the first nine months of 2023, net gains on sale of loans held for sale totaled $3.8 million compared to $8.1 million for the first nine months of 2022, a decrease of $4.4 million or 54%.

Loans sold to investors during the third quarter of 2023 totaled $57.1 million compared to $74.1 million during the third quarter of 2022, a decrease of $17.0 million or 23%. Loans sold to investors in the first nine months of 2023 totaled $134.8 million compared to $257.0 million during the first nine months of 2022, a decrease of $122.1 million or 48%.

The decrease for both the quarterly and year-to-date comparisons was primarily attributable to a reduction in residential mortgage activity due to increases in residential mortgage loan interest rates.

Valuation adjustment on servicing rights
The valuation adjustment on servicing rights was $0 for both the third quarter of 2023 and 2022. For the first nine months of 2023, the valuation adjustment on servicing rights was $0 compared to $1.7 million for the first nine months of 2022. HTLF sold its mortgage servicing rights portfolio in the first quarter of 2023. HTLF recovered its valuation allowance in the first quarter of 2022 due to increases in residential mortgage loan interest rates.

Income on bank owned life insurance
Income on bank owned life insurance totaled $858,000 for the third quarter of 2023, an increase of $164,000 or 24% from $694,000 recorded in the third quarter of 2022. For the first nine months of 2023, income on bank owned life insurance totaled $3.0 million, an increase of $1.3 million from $1.7 million for the first nine months of 2022. The increase for both the quarterly and year-to-date comparisons was attributable to market value changes.

Other noninterest income
Other noninterest income totaled $619,000 for the third quarter of 2023 compared to $2.0 million for the same quarter of 2022, a decrease of $1.4 million or 69%. During the third quarter of 2022, HTLF received a $637,000 recovery on an acquired loan that had been charged off prior to acquisition.

For the first nine months of 2023, other noninterest income was $2.5 million compared to $5.9 million for the first nine months of 2022, a decrease of $3.4 million or 58%. The decrease was primarily attributable to gains of $1.9 million recorded in the second quarter of 2022 on the sale of all VISA Class B shares held by two subsidiary banks and the $637,000 recovery noted above.

Noninterest Expenses

The tables below show noninterest expenses for the three- and nine- months ended September 30, 2023, and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Salaries and employee benefits	$62,262	$62,661	$(399)	(1)%
Occupancy	6,438	6,794	(356)	(5)
Furniture and equipment	2,720	2,928	(208)	(7)
Professional fees	13,616	14,289	(673)	(5)
FDIC insurance assessments	3,313	1,988	1,325	67
Advertising	1,633	1,554	79	5
Core deposit and customer relationship intangibles amortization	1,625	1,856	(231)	(12)
Other real estate and loan collection expenses	481	304	177	58
Loss/(gain) on sales/valuations of assets, net	108	(251)	359	143
Acquisition, integration and restructuring costs	2,429	2,156	273	13
Partnership investment in tax credit projects	1,136	979	157	16
Other noninterest expenses	15,292	13,625	1,667	12
Total noninterest expenses	$111,053	$108,883	$2,170	2%

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Salaries and employee benefits	$186,510	$192,867	$(6,357)	(3)%
Occupancy	20,338	21,250	(912)	(4)
Furniture and equipment	8,698	9,480	(782)	(8)
Professional fees	41,607	42,286	(679)	(2)
FDIC insurance assessments	9,627	5,134	4,493	88
Advertising	6,670	4,392	2,278	52
Core deposit and customer relationship intangibles amortization	5,128	5,993	(865)	(14)
Other real estate and loan collection expenses	984	577	407	71
Loss/(gain) on sales/valuations of assets, net	(2,149)	(3,435)	1,286	(37)
Acquisition, integration and restructuring costs	5,994	5,144	850	17
Partnership investment in tax credit projects	1,828	1,793	35	2
Other noninterest expenses	46,307	40,678	5,629	14
Total noninterest expenses	$331,542	$326,159	$5,383	2%

For the third quarter of 2023, total noninterest expenses were $111.1 million compared to $108.9 million for the third quarter of 2022, an increase of $2.2 million or 2%. For the first nine months of 2023, noninterest expenses totaled $331.5 million compared to $326.2 million during the first nine months of 2022, an increase of $5.4 million or 2%.

Notable changes in noninterest expense categories for the three- and nine- months ended September 30, 2023 and 2022 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $62.3 million for the third quarter of 2023 compared to $62.7 million for the third quarter of 2022, a decrease of $399,000 or 1%. The decrease was attributable to a reduction of full-time equivalent employees and lower incentive compensation expense, mostly offset by higher salary expense driven by inflationary wage pressures and competition for talent.

For the first nine months of 2023, salaries and employee benefits totaled $186.5 million compared to $192.9 million for the first nine months of 2022, a decrease of $6.4 million or 3%, primarily attributable to a reduction of full-time equivalent employees and lower incentive compensation expense and partially offset by inflationary wage pressures and competition for talent.

FDIC insurance assessments
FDIC insurance assessments totaled $3.3 million for the third quarter of 2023 compared to $2.0 million for the third quarter of 2022, an increase of $1.3 million or 67%. For the first nine months of 2023, FDIC insurance assessments totaled $9.6 million compared to $5.1 million, an increase of $4.5 million or 88%. The increase for both the quarterly and year-to-date comparisons were attributable to assessment rate changes that were effective with the first quarter 2023 assessment.

HTLF is expecting an additional FDIC assessment expense associated with the special assessment that was proposed by the FDIC in May 2023. The proposal would assess a 12.5 basis point annual special assessment on the uninsured deposits reported by HTLF at December 31, 2022, which was $7.70 billion. The special assessment excludes the first $5 billion of uninsured deposits and would be in place for two years. The full expense for the two year period would be recognized upon approval of the assessment and is estimated to be approximately $3.4 million.

Advertising
Advertising totaled $1.6 million for the third quarter of 2023, an increase of $79,000 or 5% from $1.6 million for the third quarter of 2022. Advertising totaled $6.7 million for the first nine months of 2023 compared to $4.4 million for the first nine months of 2022, an increase of $2.3 million or 52%, which was primarily driven by deposit acquisition campaigns launched in 2023.

Gain on sales/valuations of assets, net
Net losses on sales/valuations of assets were $108,000 for the third quarter of 2023 compared to net gains of $251,000 for the third quarter of 2022. For the first nine months of 2023, net gains on sales/valuations of assets totaled $2.1 million compared to $3.4 million for the first nine months of 2022.

In the first nine months of 2023, HTLF recorded a gain of $4.3 million associated with the sale of HTLF's Retirement Plan Services recordkeeping and administrative services business, which was partially offset by losses on various other repossessed real estate properties. HTLF recorded $813,000 of losses on fixed assets associated with branch optimization activities and a loss of $203,000 associated with the sale of the mortgage servicing rights portfolio.

During the first nine months of 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was recorded in conjunction with the sale of an insurance subsidiary.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $2.4 million in the third quarter of 2023 compared to $2.2 million in the third quarter of 2023, an increase of $273,000 or 13%. For the first nine months of 2023, acquisition, integration and restructuring costs totaled $6.0 million compared to $5.1 million for the same period of 2022, an increase of $850,000 or 17% primarily due to charter consolidation expenses that will continue through the end of 2023.

Other noninterest expenses
Other noninterest expenses totaled $15.3 million in the third quarter of 2023 compared to $13.6 million in the third quarter of 2022, an increase of $1.7 million or 12%. Credit card processing expenses increased $1.4 million or 49% to $4.3 million from $2.9 million.

For the first nine months of 2023, other noninterest expenses totaled $46.3 million compared to $40.7 million for the first nine months of 2022, an increase of $5.6 million or 14%. Credit card processing expenses increased $2.9 million or 30% to $12.7 million from $9.8 million. Fraud losses increased $1.1 million or 58% to $3.1 million from $2.0 million.

The increases in credit card processing expenses for both the three- and nine-month comparisons were primarily due to higher volumes and increased rebate expense.

Efficiency Ratio

During the third quarter of 2023, the efficiency ratio was 63.77% (59.95% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 58.84% (55.26% on an adjusted fully tax-equivalent basis, non-GAAP) for the third quarter of 2022.

During the first nine months of 2023, the efficiency ratio was 61.86% (58.98% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 61.39% (58.99% on an adjusted fully tax-equivalent basis, non-GAAP) for the first nine months of 2022.

HTLF continues to pursue strategies to improve operational efficiency and its adjusted efficiency ratio, on a fully tax-equivalent basis (non-GAAP), which include the following initiatives:

Consolidation of bank charters
Charter consolidation is designed to eliminate redundancies and improve HTLF’s operating efficiency and capacity to support ongoing product and service enhancements as well as current and future growth. Through the end of the third quarter of 2023, ten charters have been consolidated into HTLF Bank, and subsequent to September 30, 2023, the final charter was consolidated. The consolidated charters operate as divisions of HTLF Bank.

Consolidation restructuring costs are projected to be $18-$19 million with approximately $2-$3 million of expenses remaining to be incurred in 2023, which includes expenses to complete several span of control improvements. Total costs incurred since the project started in the fourth quarter of 2021 through September 30, 2023, were $15.3 million, of which $2.4 million was incurred in the third quarter of 2023. Total charter consolidation costs for the first nine months of 2023 totaled $6.0 million.

Facilities optimization initiatives
HTLF continues to review its branch network and physical facilities as part of its facilities optimization strategy, which will likely result in write-downs of fixed assets and additional restructuring costs in future periods.

Income Taxes

The effective tax rate was 21.89% for the third quarter of 2023, compared to 19.97% for the third quarter of 2022. The following items impacted the third quarter 2023 and 2022 tax calculations:
•Solar energy tax credits of $844,000 compared to $1.1 million.
•Federal low-income housing tax credits of $311,000 compared to $519,000.
•New markets tax credits of $90,000 compared to $75,000.
•Historic rehabilitation tax credits of $362,000 compared to $63,000.
•Tax-exempt interest income as a percentage of pre-tax income of 13.14% compared to 11.45%.
•Tax expense of $41,000 compared to $0 resulting from the vesting of restricted stock units.
•Tax expense of $1.6 million compared to $258,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

The effective tax rate was 22.72% for the nine months ended September 30, 2023, compared to 21.56% for the nine months ended September 30, 2022. The following items impacted HTLF's tax calculation for the first nine months of 2023 and 2022:
•Solar energy tax credits of $1.2 million compared to $1.8 million.
•Federal low-income housing tax credits of $932,000 compared to $789,000.
•New markets tax credits of $270,000 compared to $225,000.
•Historic rehabilitation tax credits of $787,000 compared to $190,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.57% compared to 12.17%.
•Tax expense of $115,000 compared to a tax benefit of $129,000 resulting from the vesting of restricted stock units.
•Tax expense of $3.6 million compared to $425,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

FINANCIAL CONDITION

Total assets were $20.13 billion at September 30, 2023, a decrease of $114.4 million or 1% from $20.24 billion at December 31, 2022. Securities represented 32% and 35% of total assets at September 30, 2023, and December 31, 2022, respectively.

LENDING ACTIVITIES

Total loans held to maturity were $11.87 billion at September 30, 2023, and $11.43 billion at December 31, 2022, an increase of $444.1 million or 4%.

The following table shows the changes in loan balances by loan category since December 31, 2022, in thousands:

	September 30, 2023	December 31, 2022	Change	% Change
Commercial and industrial	$3,591,809	$3,464,414	$127,395	4%
Paycheck Protection Program ("PPP")	3,750	11,025	(7,275)	(66)
Owner occupied commercial real estate	2,429,659	2,265,307	164,352	7
Non-owner occupied commercial real estate	2,656,358	2,330,940	325,418	14
Real estate construction	1,029,554	1,076,082	(46,528)	(4)
Agricultural and agricultural real estate	842,116	920,510	(78,394)	(9)
Residential mortgage	813,803	853,361	(39,558)	(5)
Consumer	505,387	506,713	(1,326)	—
Total loans held to maturity	$11,872,436	$11,428,352	$444,084	4%

The loan growth in the first nine months of 2023 was primarily in commercial and commercial real estate, which was attributable to an emphasis on organic loan growth and further market penetration in various HTLF growth markets. The growth was partially offset by decreases in real estate construction, agricultural and agricultural real estate and residential mortgage.

The table below presents the composition of the loan portfolio as of September 30, 2023, and December 31, 2022, in thousands:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,591,809	30.27%	$3,464,414	30.31%
PPP	3,750	0.03	11,025	0.10
Owner occupied commercial real estate	2,429,659	20.46	2,265,307	19.82
Non-owner occupied commercial real estate	2,656,358	22.37	2,330,940	20.40
Real estate construction	1,029,554	8.67	1,076,082	9.42
Agricultural and agricultural real estate	842,116	7.09	920,510	8.05
Residential mortgage	813,803	6.85	853,361	7.47
Consumer	505,387	4.26	506,713	4.43
Gross loans receivable held to maturity	11,872,436	100.00%	11,428,352	100.00%
Allowance for credit losses-loans	(110,208)		(109,483)
Loans receivable, net	$11,762,228		$11,318,869

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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $127.7 million at September 30, 2023, which was 1.08% of loans, compared to $129.7 million or 1.13% of loans at December 31, 2022. The following table shows, in thousands, the components of the allowance for lending related credit losses as of September 30, 2023, and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$88,482	69.30%	$84,409	65.09%
Qualitative/Economic Forecast	39,206	30.70	45,270	34.91
Total	$127,688	100.00%	$129,679	100.00%

Quantitative Allowance
The quantitative allowance increased $4.1 million or 5% to $88.5 million or 69% of the total allowance for lending related credit losses at September 30, 2023, compared to $84.4 million or 65% of the total allowance at December 31, 2022. Specific reserves for individually assessed loans totaled $9.0 million at September 30, 2023, an increase of $1.9 million or 26% from $7.1 million at December 31, 2022.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $39.2 million or 31% of the total allowance for lending related credit losses at September 30, 2023, compared to $45.3 million or 35% at December 31, 2022.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At September 30, 2023, Moody's September 11, 2023, baseline forecast scenario was utilized, and management considered other downside forecast scenarios in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

During HTLF's annual methodology update in the third quarter of 2023, management made some enhancements to the methodology, resulting in a shift of allowance composition. The quantitative calculation increased while the qualitative/economic forecast calculation decreased.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and nine- months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022
Balance at beginning of period	$111,198	$101,353
Provision for credit losses	2,672	4,388
Recoveries on loans previously charged off	302	912
Charge-offs on loans	(3,964)	(938)
Balance at end of period	$110,208	$105,715
Allowance for credit losses for loans as a percent of loans	0.93%	0.97%
Annualized ratio of net charge-offs to average loans	0.12%	0.00%

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$109,483	$110,088
Provision for credit losses	12,685	8,561
Recoveries on loans previously charged off	3,768	2,694
Charge-offs on loans	(15,728)	(15,628)
Balance at end of period	$110,208	$105,715
Allowance for credit losses for loans as a percent of loans	0.93%	0.97%
Annualized ratio of net charge-offs to average loans	0.14%	0.17%

The allowance for credit losses for loans totaled $110.2 million at September 30, 2023, compared to $109.5 million at December 31, 2022, and $105.7 million at September 30, 2022. The allowance for credit losses for loans at September 30, 2023, was 0.93% of loans compared to 0.96% of loans at December 31, 2022. The following items impacted the allowance for credit losses for loans for the nine months ended September 30, 2023:
•Net charge-offs for the first nine months of 2023 totaled $12.0 million compared to net charge-offs of $12.9 million for the first nine months of 2022, a decrease of $974,000. Included in net charge-offs for the first nine months of 2023 was a $5.3 million charge-off related to an overdraft, the result of a fraud incident impacting the account of a single long-term customer. Included in net charge-offs for the first nine months of 2022 were two charge-offs due to customer fraud totaling $9.2 million related to two lending relationships which had collateral deficiencies.
•Provision expense totaling $2.6 million was recorded for an individually assessed loan in the first quarter of 2023.
•Loan growth totaled $444.1 million for the first nine months of 2023.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Balance at beginning of period	$18,636	$17,780
(Benefit) provision for credit losses	(1,156)	1,104
Balance at end of period	$17,480	$18,884

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$20,196	$15,462
(Benefit) provision for credit losses	(2,716)	3,422
Balance at end of period	$17,480	$18,884

The allowance for unfunded commitments totaled $17.5 million as of September 30, 2023, compared to $20.2 million as of December 31, 2022, and $18.9 million as of September 30, 2022. The decrease in the allowance for unfunded commitments in the first nine months of 2023 was primarily due to a reduction of $85.6 million in unfunded commitments for construction loans, which carry the highest loss rate. Total unfunded commitments increased $84.1 million or 2% to $4.81 billion at September 30, 2023, compared to $4.73 billion at December 31, 2022.

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

The nonpass loans totaled $535.7 million or 4.5% of total loans as of September 30, 2023, compared to $533.3 million or 4.7% of total loans as of December 31, 2022. As of September 30, 2023, the nonpass loans consisted of approximately 53% watch loans and 47% substandard loans compared to approximately 48% watch loans and 52% substandard loans as of December 31, 2022. The percent of nonpass loans on nonaccrual status as of September 30, 2023, was 10%.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	September 30,		December 31,
	2023	2022	2022	2021
Nonaccrual loans	$51,304	$64,560	$58,231	$69,369
Loans contractually past due 90 days or more	511	678	273	550
Total nonperforming loans	51,815	65,238	58,504	69,919
Other real estate	14,362	8,030	8,401	1,927
Other repossessed assets	1	—	26	43
Total nonperforming assets	$66,178	$73,268	$66,931	$71,889
Nonperforming loans to total loans	0.44%	0.60%	0.51%	0.70%
Nonperforming assets to total loans plus repossessed property	0.56	0.67	0.59	0.72
Nonperforming assets to total assets	0.33	0.37	0.33	0.37

The schedules below summarize the changes in nonperforming assets during the three- and nine- months ended September 30, 2023, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2023	$63,415	$2,677	$5	$66,097
Loan foreclosures	(12,542)	12,537	5	—
Net loan charge-offs	(3,662)	—	—	(3,662)
New nonperforming loans	19,295	—	—	19,295
Reduction of nonperforming loans(1)	(14,691)	—	—	(14,691)
OREO/Repossessed assets sales proceeds	—	(589)	(6)	(595)
OREO/Repossessed assets writedowns, net	—	(263)	(3)	(266)
September 30, 2023	$51,815	$14,362	$1	$66,178

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2022	$58,504	$8,401	$26	$66,931
Loan foreclosures	(12,800)	12,776	24	—
Net loan charge-offs	(11,960)	—	—	(11,960)
New nonperforming loans	43,726	—	—	43,726
Reduction of nonperforming loans(1)	(25,655)	—	—	(25,655)
OREO/Repossessed assets sales proceeds	—	(5,636)	(36)	(5,672)
OREO/Repossessed assets writedowns, net	—	(1,179)	(13)	(1,192)
September 30, 2023	$51,815	$14,362	$1	$66,178

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $753,000 or 1% to $66.2 million or 0.33% of total assets at September 30, 2023, compared to $66.9 million or 0.33% of total assets at December 31, 2022. Nonperforming loans were $51.8 million at September 30, 2023, compared to $58.5 million at December 31, 2022, which represented 0.44% and 0.51% of total loans at September 30, 2023, and December 31, 2022, respectively. At September 30, 2023, approximately $33.6 million or 65% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to twelve borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $10.4 million and $12.5 million at September 30, 2023, and December 31, 2022, respectively.

Other real estate owned, net, increased $6.0 million or 71% to $14.4 million at September 30, 2023 from $8.4 million at December 31, 2022. HTLF added one property with a book value of $11.3 million to other real estate, net, during the third quarter of 2023.

SECURITIES

The composition of the securities portfolio is managed to meet liquidity needs while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 32% and 35% of total assets at September 30, 2023, and December 31, 2022, respectively. Total securities carried at fair value as of September 30, 2023, were $5.48 billion, a decrease of $664.5 million or 11% from $6.15 billion at December 31, 2022.

As of September 30, 2023, and December 31, 2022, securities with a carrying value of $2.66 billion and $1.49 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. As of September 30, 2023, approximately $3.64 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of September 30, 2023, and December 31, 2022, in thousands:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
U.S. treasuries	$31,805	0.50%	$31,699	0.45%
U.S. agencies	41,104	0.64	43,135	0.61
Obligations of states and political subdivisions	1,610,155	25.13	1,708,840	24.24
Mortgage-backed securities - agency	1,594,395	24.88	1,772,105	25.13
Mortgage-backed securities - non-agency	1,895,080	29.57	2,181,876	30.94
Commercial mortgage-backed securities - agency	81,444	1.27	85,123	1.21
Commercial mortgage-backed securities - non-agency	602,433	9.40	659,459	9.35
Asset-backed securities	384,379	6.00	416,054	5.90
Corporate bonds	56,522	0.88	57,942	0.82
Equity securities with a readily determinable fair value	20,838	0.33	20,314	0.29
Other securities	90,001	1.40	74,567	1.06
Total securities	$6,408,156	100.00%	$7,051,114	100.00%

HTLF's securities portfolio had an expected modified duration of 6.12 years as of September 30, 2023, and 6.19 years as of December 31, 2022.

At September 30, 2023, HTLF had $90.0 million of other securities, including Federal Home Loan Bank ("FHLB") stock. These securities are recorded on the consolidated balance sheets in Securities: Other investments, at cost.

DEPOSITS

Total deposits were $17.10 billion as of September 30, 2023, compared to $17.51 billion at December 31, 2022, a decrease of $412.0 million or 2%. As of September 30, 2023, 64% of HTLF's deposits were insured or collateralized.

HTLF maintains a granular and diverse deposit base. As of September 30, 2023, no Bank Market represented more than 13% of total customers deposits, and no major industry represented more than 10% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2022, in thousands:

	September 30, 2023	December 31, 2022	Change	% Change
Demand-customer	$4,792,813	$5,701,340	$(908,527)	(16)%
Savings-customer	8,190,430	8,670,898	(480,468)	(6)
Savings-wholesale and institutional	564,481	1,323,493	(759,012)	(57)
Total savings	8,754,911	9,994,391	(1,239,480)	(12)
Time-customer	1,814,335	851,539	962,796	113
Time-wholesale	1,738,934	965,739	773,195	80
Total time	3,553,269	1,817,278	1,735,991	96
Total deposits	$17,100,993	$17,513,009	$(412,016)	(2)%

Total customer deposits	$14,797,578	$15,223,777	$(426,199)	(3)%
Total wholesale and institutional deposits	2,303,415	2,289,232	14,183	1%
Total deposits	$17,100,993	$17,513,009	$(412,016)	(2)%

At September 30, 2023, HTLF had $2.30 billion of wholesale and institutional deposits, of which $564.5 million was included in savings deposits and $1.74 billion was included in time deposits. HTLF had $1.32 billion of wholesale savings and institutional deposits and $965.7 million of wholesale time deposits at December 31, 2022.

The table below presents the composition of deposits by category as of September 30, 2023, and December 31, 2022, in thousands:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Demand-customer	$4,792,813	28.03%	$5,701,340	32.55%
Savings-customer	8,190,430	47.89	8,670,898	49.52
Savings-wholesale and institutional	564,481	3.30	1,323,493	7.56
Time-customer	1,814,335	10.61	851,539	4.86
Time-wholesale	1,738,934	10.17	965,739	5.51
Total	$17,100,993	100.00%	$17,513,009	100.00%

SHORT-TERM BORROWINGS

Short-term borrowings, which HTLF defines as borrowings with an original maturity of one year or less, were as follows as of September 30, 2023, and December 31, 2022, in thousands:

	September 30, 2023	December 31, 2022	Change	% Change
Securities sold under agreement to repurchase	$29,124	$95,303	$(66,179)	(69)%
Advances from the FHLB	351,772	50,000	301,772	604
Advances from the federal discount window	—	224,000	(224,000)	(100)
Other short-term borrowings	11,738	6,814	4,924	72
Total	$392,634	$376,117	$16,517	4%

Short-term borrowings generally include federal funds purchased, securities sold under agreements to repurchase, short-term FHLB advances and discount window borrowings from the Federal Reserve Bank. These funding sources are utilized in varying degrees depending on their pricing and availability. The Banks own FHLB stock in either the Topeka or Des Moines FHLB, enabling them to borrow funds from their respective FHLB for short-term or long-term purposes under a variety of programs. Short-term borrowings totaled $392.6 million at September 30, 2023, compared to $376.1 million at December 31, 2022, an increase of $16.5 million or 4%.

The Banks have pledged securities that provided borrowing capacity totaling $613.1 million as of September 30, 2023, to the BTFP, a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting all the liquidity needs of depositors. There have been no advances from the BTFP since the inception of the program.

The Banks provide retail repurchase agreements to their customers as a cash management tool. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $29.1 million at September 30, 2023, compared to $95.3 million at December 31, 2022, a decrease of $66.2 million or 69%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first nine months of 2023, and the outstanding balance was $0 at both September 30, 2023, and December 31, 2022.

OTHER BORROWINGS

The outstanding balances of other borrowings, which HTLF defines as borrowings with an original maturity date of more than one year, are shown in the table below, net of discount and issuance costs amortization as of September 30, 2023, and December 31, 2022, in thousands:

	September 30, 2023	December 31, 2022	Change	% Change
Advances from the FHLB	$—	$740	$(740)	(100)%
Trust preferred securities	148,595	148,284	311	—
Contracts payable	80	82	(2)	(2)
Subordinated notes	223,384	222,647	737	—
Total	$372,059	$371,753	$306	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of September 30, 2023, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2023(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	8.42%	03/17/2034	12/17/2023
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.90	04/07/2036	01/07/2024
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	7.15	09/15/2037	12/15/2023
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	7.15	09/01/2037	12/01/2023
Morrill Statutory Trust I	9,440	12/19/2002	3.25% over LIBOR	8.91	12/26/2032	12/26/2023
Morrill Statutory Trust II	9,170	12/17/2003	2.85% over LIBOR	8.52	12/17/2033	12/17/2023
Sheboygan Statutory Trust I	6,856	09/17/2003	2.95% over LIBOR	8.62	09/17/2033	12/17/2023
CBNM Capital Trust I	4,595	09/10/2004	3.25% over LIBOR	8.92	12/15/2034	12/15/2023
Citywide Capital Trust III	6,647	12/19/2003	2.80% over LIBOR	8.43	12/19/2033	01/23/2024
Citywide Capital Trust IV	4,512	09/30/2004	2.20% over LIBOR	7.84	09/30/2034	11/23/2023
Citywide Capital Trust V	12,593	05/31/2006	1.54% over LIBOR	7.21	07/25/2036	12/15/2023
OCGI Statutory Trust III	3,026	06/27/2002	3.65% over LIBOR	9.22	09/30/2032	12/30/2023
OCGI Capital Trust IV	5,553	09/23/2004	2.50% over LIBOR	8.17	12/15/2034	12/15/2023
BVBC Capital Trust II	7,349	04/10/2003	3.25% over LIBOR	8.88	04/24/2033	01/24/2024
BVBC Capital Trust III	9,716	07/29/2005	1.60% over LIBOR	7.26	09/30/2035	12/30/2023
Total trust preferred securities	$149,047

(1) Effective weighted average interest rate as of September 30, 2023, was 8.35%.

CAPITAL REQUIREMENTS

The Federal Reserve Board, which supervises bank holding companies, has adopted capital adequacy guidelines that are used to assess the adequacy of capital of a bank holding company. Under Basel III, HTLF will be required to hold a conservation buffer above the adequately capitalized risk-based capital ratios; however, the transition provisions related to the conservation buffer have been extended indefinitely.

The most recent notification from the FDIC categorized HTLF and each of its Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

HTLF's capital ratios are calculated in accordance with Federal Reserve Board instructions and are required regulatory financial measures. The following table illustrates the capital ratios and the Federal Reserve Board's current capital adequacy guidelines for the dates indicated, in thousands. Although the capital conservation buffer requirement transition provisions have been extended indefinitely, the table below also indicates the fully-phased in capital conservation buffer requirements.

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2023	14.90%	12.08%	11.37%	9.59%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,579,756	$15,579,756	$15,579,756	N/A
Average assets	N/A	N/A	N/A	$19,621,072

December 31, 2022	14.76%	11.81%	11.07%	9.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,937,128	$14,937,128	$14,937,128	N/A
Average assets	N/A	N/A	N/A	$19,322,778

Retained earnings that could be available for the payment of dividends to HTLF from its banks totaled approximately $774.2 million and $702.2 million at September 30, 2023, and December 31, 2022, respectively, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF from its banks while remaining above the well capitalized levels totaled approximately $463.7 million and $403.9 million at September 30, 2023, and December 31, 2022, respectively. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of September 30, 2023, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2023, and December 31, 2022, commitments to extend credit totaled $4.81 billion and $4.73 billion, respectively. Standby letters of credit totaled $75.8 million at September 30, 2023, and $55.1 million at December 31, 2022.

At September 30, 2023, and December 31, 2022, HTLF's banks had $832.6 million and $682.9 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2023, that are ordinary routine litigation incidental to business.

HTLF continues to explore opportunities to expand the size of its banking footprint by opportunistically identifying acquisition targets that complement its current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets, as well as acquisitions of fee income businesses that complement and build on existing businesses or further meet the needs of customers. Future expenditures relating to expansion efforts, in addition to those identified above, cannot be estimated at this time.

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

At September 30, 2023, HTLF had $348.0 million of cash and cash equivalents, time deposits in other financial institutions of $1.5 million and securities carried at fair value of $5.48 billion. Management expects the securities portfolio to produce principal cash flows of approximately $1.2 billion over the next twelve months.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

The Banks' FHLB memberships give them the ability to borrow funds for short- and long-term purposes under a variety of programs. Short-term borrowing balances depend on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances to be stable sources of funds and has tested drawing on these sources. In the event of short-term liquidity needs, HTLF's banks may purchase federal funds from each other or from correspondent banks and may also borrow from the Federal Reserve Bank, including utilizing the BTFP.

Additional funding is provided by long-term debt and short-term borrowings. As of September 30, 2023, HTLF had $372.1 million of long-term debt outstanding, and it is an important funding source because of its multi-year borrowing structure.

HTLF's current liquidity strategy includes using overnight borrowings and reducing wholesale deposits. The use of overnight borrowings provides flexibility to make repayments on demand. As of September 30, 2023, pledged securities totaled $2.66 billion. As of September 30, 2023, approximately $3.64 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of September 30, 2023, dollars in thousands:

	As of September 30, 2023
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,337,967
Bank Term Funding Program	—	613,065
Federal Home Loan Bank	351,772	1,142,180
Federal Funds	—	295,000
Wholesale deposits/brokered CDs	2,163,287	1,864,025
Total	$2,515,059	$5,252,237

HTLF is focused on loan growth and strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Excluding any sales which management may pursue from time to time, the securities portfolio is expected to produce principal cash flows of approximately $1.2 billion over the next twelve months, which could be used to fund loan growth, as well as reduce wholesale deposits. Additionally, growing customer deposits will continue to be a focus. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

On a consolidated basis, HTLF maintains a large balance of short-term securities that, when combined with cash from operations, management believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by its Banks and the issuance of debt and equity securities.

At September 30, 2023, the parent company had cash of $301.5 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was renewed most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2023. This credit agreement contains specific financial covenants, all of which HTLF complied with as of September 30, 2023.

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

Management continually develops and applies strategies to mitigate market risk. Exposure to market risk is reviewed on a regular basis by the asset/liability committee of the Bank, and, on a consolidated basis, by HTLF's executive management and board of directors. At least quarterly, a detailed review of the balance sheet risk profile is performed for HTLF and its Banks. Included in these reviews are interest rate sensitivity analyses, which simulate changes in net interest income in response to various interest rate scenarios. These analyses consider current portfolio rates, existing maturities, repricing opportunities and market interest rates, in addition to prepayments and growth under different interest rate assumptions. Selected strategies are modeled prior to implementation to determine their effect on HTLF's interest rate risk profile and net interest income.

The core interest rate risk analysis utilized examines the balance sheet under increasing and decreasing interest rate scenarios that are neither too modest nor too extreme. All rate changes are ramped over a 12-month horizon based upon a parallel shift in the yield curve and then maintained at those levels over the remainder of the simulation horizon. Using this approach, management is able to see the effect that both a gradual change of rates (year one) and a rate shock (year two and beyond) could have on net interest income. Starting balances in the model reflect actual balances on the "as of" date, adjusted for material transactions. Pro-forma balances remain static. This methodology enables interest rate risk embedded within the existing balance sheet structure to be isolated from the interest rate risk often caused by growth in assets and liabilities. Due to the low interest rate environment, the simulations under a decreasing interest rate scenario were prepared using a 100 basis point shift in rates. The most recent reviews at September 30, 2023, and September 30, 2022, provided the following results, in thousands:

	2023		2022
	Net Interest Margin	% Change From Base	Net Interest Margin	% Change From Base
Year 1
Down 100 Basis Points	$598,060	(2.83)%	$596,846	(2.43)%
Base	615,457	—	611,715	—
Up 200 Basis Points	648,671	5.40	628,011	2.66
Year 2
Down 100 Basis Points	$609,155	(1.02)%	$590,415	(3.48)%
Base	657,034	6.76	646,665	5.71
Up 200 Basis Points	716,655	16.44	680,461	11.24

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
•During the three months ended September 30, 2023, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2023, that are ordinary routine litigation incidental to HTLF's business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $85.7 million as of September 30, 2023, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(2)(3)	Amendment 3 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021.

10.2	(2)(3)	Amendment 4 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021.

10.3	(2)(3)	Amendment 5 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021.

31.1	(3)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(3)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(3)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(3)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: November 8, 2023