Form 10-Q/A
period 2023-09-30
HEARTLAND FINANCIAL USA INC
filed 2023-11-09
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

_______________________________________________________________________________________________
Explanatory Note

Heartland Financial USA, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Securities and Exchange Commission on November 8, 2023 (the "Original Report"), solely to correct the date of Exhibit 31.2, which was inadvertently dated incorrectly.

Except for the correction of the exhibit referenced above, updating of the signature dates, and changes to reference this filing as an amendment, no other changes have been made to the Original Report. This Amendment does not reflect any subsequent events occurring after the filing date of the Original Report or modify or update in any way disclosures made in the Original Report.
_______________________________________________________________________________________________

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

Dated: November 9, 2023