Form 10-K
period 2023-12-31
HEARTLAND FINANCIAL USA INC
filed 2024-02-23
CIK 920112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant has filed a report on or attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240-10D-1(b).
Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming, for purposes of this calculation only, that the Registrant's directors, executive officers and greater than 10% shareholders are affiliates of the Registrant), based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,167,506,494.
As of February 21, 2024, the Registrant had issued and outstanding 42,689,058 shares of common stock, $1.00 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III.

HEARTLAND FINANCIAL USA, INC.
Form 10-K Annual Report

PART I

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects are detailed in the "Risk Factors" section included under Item 1A of Part I of this Annual Report on Form 10-K, include, among others:
•Economic and Market Conditions Risks, including risks related to the deterioration of the U.S. economy in general and/or in the local economies in which HTLF conducts its operations, volatility in the debt and equity markets, impairments of the value of our goodwill or tax assets, changes in tax laws, natural disasters, climate change and climate-related regulations, persistent inflation, interest rate fluctuation, recession, labor shortages, terrorist threats or geopolitical conflict;
•Credit Risks, including risks of increasing credit losses due to deterioration in the financial condition of HTLF's borrowers, changes in asset and collateral values due to borrower industry risks or climate and other risks, which may impact the provision for credit losses and net charge-offs;
•Liquidity and Interest Rate Risks, including unfavorable interest rate levels or rapid changes in interest rates, inability to meet our liquidity needs, loss of deposits, increased funding costs, and changes in the value of our investment;
•Operational Risks, including risks related to information systems, cybersecurity, third-party vendor, business interruption, cyber security incidents and fraud, internal controls, technology expense, loss of key personnel, new products;
•Strategic and External Risks, including risks related to the soundness of other financial institutions execution of our growth strategy, including acquisitions that we may make;
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

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

Heartland Financial USA, Inc. (its subsidiaries and affiliates referred to herein as "HTLF," "we," "us," or "our") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), that was originally formed in the state of Iowa in 1981 and reincorporated in the State of Delaware in 1993. HTLF's headquarters are located at 1800 Larimer Street, Suite 1800, Denver, Colorado. Our website address is www.htlf.com. You can access, free of charge, our filings with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website under the Investor Relations tab, or at the SEC website at www.sec.gov. Proxy materials for our upcoming 2024 Annual Meeting of Stockholders will be available electronically via a link on our website at www.htlf.com.

At December 31, 2023, HTLF had total assets of $19.41 billion, total loans held to maturity of $12.07 billion and total deposits of $16.20 billion. HTLF’s total stockholders' equity as of December 31, 2023, was $1.93 billion. Net income available to common stockholders for 2023 was $71.9 million.

HTLF conducts its banking business through multiple independently branded divisions of HTLF Bank (referred to herein collectively as the "Banks" "Bank Markets", "Bank Divisions") in the states of Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. Each Bank serves a separate state banking market except for Kansas and Missouri, which constitute a single banking market.

HTLF Bank is insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 2023, HTLF Bank and its respective bank brands listed below, operated a total of 117 banking locations:
•HTLF Bank, Denver, Colorado, is chartered under the laws of the state of Colorado. The following brands operate as divisions of HTLF Bank:
◦Arizona Bank & Trust, principal office located in Phoenix, Arizona,
◦Bank of Blue Valley, principal office located in Overland Park, Kansas
◦Citywide Banks, principal office located in Denver, Colorado,
◦Dubuque Bank & Trust, principal office located in Dubuque, Iowa,
◦First Bank & Trust, principal office located in Lubbock, Texas,
◦Illinois Bank & Trust, principal office located in Rockford, Illinois,
◦Minnesota Bank & Trust, principal office located in Minnetonka, Minnesota,
◦New Mexico & Trust, principal office located in Albuquerque, New Mexico,
◦Premier Valley Bank, principal office located in Fresno, California,
◦Rocky Mountain Bank, principal office located in in Billings, Montana, and
◦Wisconsin Bank & Trust, principal office located in Madison, Wisconsin

HTLF uses the "HTLF" brand to refer to activities and operations and certain limited common products and services offered by all Banks, such as HTLF Retirement Plan Services.

As of December 31, 2023, HTLF had trust preferred securities issued through special purpose trust subsidiaries formed for the purpose of offering cumulative capital securities including Heartland Financial Statutory Trust IV, Heartland Financial Statutory Trust V, Heartland Financial Statutory Trust VI, Heartland Financial Statutory Trust VII, Morrill Statutory Trust I, Morrill Statutory Trust II, Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II and BVBC Capital Trust III. All of HTLF’s subsidiaries were wholly owned as of December 31, 2023.

The principal business of our Banks consists of making loans to and accepting deposits from businesses and consumers, while offering other related bank products and services. Our Banks provide full service commercial and consumer banking in their communities. Both our loans and our deposits are generated primarily through strong banking and market knowledge as well as customer relationships, guided by management that is actively involved in the community. Our lending and investment activities are funded primarily by core deposits. This stable source of funding is achieved by developing banking relationships with customers through value-added product offerings, competitive market pricing, convenience and high-touch personal service. Deposit products, which are insured by the FDIC to the full extent permitted by law, include checking and other demand deposit accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, individual retirement accounts and other time deposits. Loan products include commercial and industrial, commercial real estate, agricultural, small business, real estate mortgage, consumer, and credit cards for commercial business use.

We enhance the customer-centric local services in our Bank Markets with a full complement of value-added services, including wealth management, investment and retirement plan services. We provide technology solutions that provide our customers convenient electronic banking services and access to account information through business and personal online banking, mobile banking, bill payment, remote deposit capture, treasury management services, credit and debit cards and automated teller machines.

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
•Leverage expertise across HTLF Bank
•Contemporary technology for account processing and delivery systems
•Efficient back-office support for loan processing and deposit operations
•Centralized customer relationship management systems
•Centralized loan underwriting and collections
•Centralized loss management and risk analysis
•Centralized support for other professional services, including information technology, human resources, marketing, legal, compliance, finance, administration, internal audit, fraud and enterprise risk management, investment management, customer support and facilities management.

We believe the personal and professional service we offer to our customers provides an appealing alternative to the service provided by the "megabanks" or large regional banks. While we are committed to a community-focused banking philosophy, we believe our size, combined with our robust suite of financial products and services, allows us to nimbly and effectively compete in our respective market areas. To remain price competitive, we also believe that we must manage expenses and gain economies of scale by centralizing back-office support functions. We have standard policies and procedures regarding asset/liability and investment management, compliance and risk management, credit risk, and deposit structure management, information technology management and security management.

Another component of our operating strategy is to require all directors and officers to maintain an ownership interest in HTLF, and to create a culture of ownership with all employees by facilitating stock ownership. We have established ownership guidelines for our directors and executive officers. We also have a long-terms incentive plan through which we grant equity-based awards to eligible employees, and an employee stock purchase plan through which we facilitate stock ownership by offering stock to all employees at a discount.

We are deeply committed to our communities through lending, investments and service activities such as active participation by our employees, officers and board members in local charitable, civic, school, religious and community development activities.

Market Focus, Branch Optimization, and Acquisition Strategies
In addition to our focus on organic growth, HTLF continues to evaluate opportunities to augment our business through acquiring businesses that complement or supplement our current banking strategy. This includes transactions that increase penetration in existing geographic Bank Markets and expansion into adjacent markets. In addition to acquisitions of established financial institutions, primarily commercial banks, HTLF also considers acquisitions of fee income businesses that complement and build on our existing businesses, or further meet the needs of our customers. Moreover, HTLF continues to explore the expansion of its lending products and services through the acquisition of specialty lending, equipment finance, leasing and other services to expand our product and service offerings. All acquisition opportunities are evaluated using a range of financial and non-financial criteria, including earnings per share accretion, tangible equity earn back, internal rate of return, operational synergies and strategic fit.

We have focused our investments and previous acquisitions on markets with growth potential in the Midwestern, Southwestern and Western regions of the United States. Our overall strategy is to balance the growth in our Southwestern and Western Bank Markets with the stability of our Midwestern Bank Markets.

Due to changes in our customers' banking preferences and behaviors driven by the evolving digital and competitive landscape, we continue to evaluate our branch footprint and have selectively sold, consolidated and closed branches. We anticipate these strategic activities will provide additional resources to support our investments in areas that enhance our customer relationships and experiences, while fueling organic growth opportunities. As a result of our ongoing branch optimization, we may complete additional, selective reductions in our branch network in the future.

HTLF completed strategic divestitures of certain non-core assets during 2023. Dubuque Bank & Trust, a division of HTLF Bank, sold and transferred the recordkeeping and administration services component of HTLF’s Retirement Plan Services business to July Business Services ("July"). Through the new partnership with July, HTLF expects to augment the comprehensive retirement plan solutions offered to clients with enhanced technology and an expanded suite of product offerings that clients expect from a top retirement services provider. The transaction was completed, and recordkeeping and administration services were transferred in the second quarter of 2023. First Bank & Trust, a division of HTLF Bank, completed the sale of its mortgage servicing rights portfolio during the first quarter of 2023, which consisted of approximately 4,500 loans serviced for others with an unpaid principal balance of $698.5 million.

Subsequent to December 31, 2023, in February of 2024, HTLF announced that HTLF Bank had signed definitive agreements to sell its nine Rocky Mountain Bank division branches to two purchasers. The agreements include the sale of approximately $588.9 million of deposits, $365.9 million of loans and $13.6 million of premises, furniture and equipment. The transaction is expected to close in the latter half of 2024. The sales are expected to improve capital levels and allow for increased focus and investment in bank markets with higher future growth potential.

Primary Business Lines
General
We are engaged in the business of banking, with the expertise to serve a wide range of businesses and the scale to compete at many levels. Our Banks provide a wide range of commercial, small business and consumer banking services to businesses, including public sector and non-profit entities, and to individuals. Each Bank also has access to a centralized team of middle-market lenders with expertise in specific industries and loan structures allowing us to retain growing customers and seek new attractive customer opportunities. We have a broad and diverse customer base and do not depend upon a small number of customers. Our extensive customer base across our Bank Markets spans a multitude of diversified industries and geographies. We provide multiple service delivery channels, including online banking, mobile/remote banking and telephone banking. Our Banks provide a comprehensive suite of banking products and services comprised of competitively priced deposit and credit offerings, along with treasury management, wealth management and retirement plan services.

Our bankers actively solicit new and established businesses in their respective business communities. We believe that HTLF Bank is successful in attracting new customers in their markets through knowledgeable and experienced bankers, professional high-touch service, a suite of comprehensive credit and non-credit banking products and services, competitive pricing, convenient locations and proactive communications.

We deliver the following products and services throughout our Bank Markets:

Commercial Banking
Our Banks have a strong commercial loan base generated primarily through established longstanding reputations, business networks and personal relationships in the communities they serve. The current portfolios in each Bank Market reflect the businesses in those communities and include a wide range of business loans, including lines of credit for working capital and operational purposes. Commercial real estate loans, which include owner occupied and non-owner occupied real estate loans, are generally term loans originated for the acquisition of real estate and equipment. Although most loans are made on a secured basis, loans may be made on an unsecured basis when warranted by the overall financial condition and cash flow of the borrower. Generally, terms of commercial and commercial real estate loans range from one to five years.

Commercial bankers provide a consultative customer-centric approach utilizing our comprehensive suite of banking products and services to deliver solutions designed to fit the objectives of the client in an organized and efficient manner. Bankers are knowledgeable and experienced in providing consultative solutions to clients to assist them in accomplishing their business strategies and objectives. The suite of banking products and services offered are highly competitive and can be tailored to fit the needs of the customer.

Closely integrated with our lending activities is a significant emphasis on treasury management services that enhance our business clients' ability to monitor, accumulate and disburse funds efficiently. Our treasury management services have five basic functions:
•collection
•disbursement
•management of cash
•information reporting
•fraud prevention

Our Treasury and Payment Solutions Suite includes a full array of services designed to meet the needs of commercial clients. Our services include: online banking with custom statement formatting and multiple delivery options, same day and prior day information reporting, bill payment, same day and next day automated clearing house ("ACH") services, wire transfers, insured cash sweeps ("ICS"), zero balance accounts, lockbox, image cash letter, remote deposit capture, commercial cards for travel and entertainment purchasing, merchant services to receive credit card payments, investment sweep accounts, reconciliation services, online invoice processing, foreign exchange and positive pay fraud prevention services for checks and ACH payments.

Our commercial and commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. We value the collateral for most of these loans based upon its estimated fair market value and require personal guarantees in the majority of instances. The primary repayment risks of commercial and commercial real estate loans are that the cash flow of the borrowers may be unpredictable, and the collateral securing these loans may fluctuate in value.

Many of the businesses in the communities we serve are small to middle market businesses, and commercial lending to these businesses has been, and continues to be, an emphasis for HTLF Bank. Lenders in each Bank Market are complemented by HTLF Specialized Industries, a centralized team of highly experienced middle-market lenders focused on specific industries and more complex loan structures. This team includes specialized expertise in commercial real estate, healthcare, food and agribusiness, and franchise finance, as well as in customer interest rate swaps and loan syndications. HTLF Specialized Industries also selectively seeks out high quality lending and relationship opportunities within their specific areas of expertise outside our bank markets.

With the oversight of our centralized credit administration group, our credit risk management process is governed by our commercial and consumer loan policies which establish the enterprise framework for credit and underwriting standards across the company. These policies are further governed and supported by our credit risk appetite. Our loan policies establish underwriting standards in alignment with safe and sound credit decision making and in accordance with regulatory guidelines and expectations commensurate with the risk within our portfolio (e.g., Real Estate Lending Standards, Supervisory Loan-to-Value Limits). Centralized staff in credit administration assist our commercial lending officers in the analysis, underwriting of credit, and facilitation of the credit approval process.

In addition to the lending personnel of HTLF Bank, our internal loan review department, which is overseen by the Chief Risk Officer, independently validates credit risk rating accuracy and analyzes credit risk. To reduce the risk of loss, we have processes to help identify problem loans early, while working with customers and aggressively seeking resolution of credit problems.

As part of Credit Administration, HTLF has a special assets group which focuses on providing guidance to our customers experiencing challenges and resolving problem assets. Loans in a workout status or default are assigned to the special assets group which is also responsible for marketing and disposing of repossessed properties.

Agricultural Banking
We originate loans and build customer relationships in the food, agribusiness and agriculture businesses in our Bank Markets with operations in and around rural areas, including Dubuque Bank & Trust, Premier Valley Bank, Rocky Mountain Bank, Wisconsin Bank & Trust's Monroe and Platteville branches, New Mexico Bank & Trust’s Clovis banking offices, Bank of Blue Valley's northeast Kansas banking offices, and First Bank & Trust. We also have a Food & Agribusiness specialized industry group, which consists of specialized lenders with expert knowledge who focus on loan opportunities to larger commercial agricultural growers, producers and food manufacturers within our Bank Markets, and provide expert knowledge to assist our commercial bankers with loan opportunities. On a selective basis, this specialized industry group seeks out high quality lending and relationship opportunities outside of our bank markets.

Agricultural loans constituted approximately 8% of our total loan portfolio at December 31, 2023. In making agricultural loans, we have policies designating a primary lending area for each Bank, in which most of its agricultural operating and real estate loans are made.

Agricultural loans, many of which are secured by crops, machinery, and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural loans present unique credit risks related to potentially adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products, and the impact of local and federal government regulations. The repayment of agricultural loans also depends upon the profitable operation or management of the agricultural entity.

HTLF has a centralized underwriting group with knowledge and expertise in various types of agricultural lending. The underwriters work closely with lending officers to evaluate credit requests and ensure that underwriting parameters are met in accordance with HTLF's Loan Policy. Further the lending officers of HTLF Bank work closely with their customers to review budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. HTLF Bank also works closely with governmental agencies, including the United States Department of Agriculture ("USDA") and the Farm Services Agency ("FSA"), to help agricultural customers obtain credit enhancement products such as loan guarantees, interest assistance and crop insurance.

Small Business Banking
HTLF's Small Business Lending Center is dedicated to serving the credit needs of small businesses with annual sales generally under $5 million. The Small Business Lending Center is designed to provide quick turnaround on small business customer credit requests related to a wide variety of credit products and services. We believe that small businesses are an underserved market segment and see additional opportunity in serving this market with competitively priced deposit and loan offerings, convenient electronic banking services, and retirement plan services. HTLF Bank has designated business bankers and branch managers to serve the distinct banking needs of these customers.

Residential Real Estate Mortgage Lending
We provide residential real estate mortgage loans to our customers for the purchase or refinancing of single family residential properties. Prior to March 31, 2023, HTLF originated residential mortgage loans through its wholly-owned subsidiary and sold them on the secondary market with servicing retained. On March 31, 2023, HTLF sold its mortgage servicing rights portfolio, which consisted of approximately 4,500 loans serviced for others with an unpaid principal balance of approximately $700 million. Pursuant to the terms of the sale, HTLF's subsidiary provided interim servicing of the loans until the transfer date in May 2023. Following the sale, and because of the decrease in customer demand HTLF elected to significantly scale back mortgage originations, and now offers residential mortgage loans to its customers through the Bank divisions and through a partnership with a third-party mortgage loan provider that began in 2022.

Consumer Banking
A wide variety of consumer banking services are delivered through our branches and electronic banking platforms. Services include checking, savings, money market accounts, certificates of deposit, individual retirement accounts ("IRAs"), certificate of deposit registry service ("CDARS") and debit cards. Consumer lending services include a broad array of consumer loans, including motor vehicle, home improvement, home equity lines of credit ("HELOC"), fixed rate home equity loans and personal lines of credit.

We continue to respond to customer preferences to enhance our consumer banking experience through the addition of secure electronic banking options including online account opening and mobile banking. Our consumer banking customers receive high-touch service in our branches and further enjoy the convenience of online bill pay, 24-hour ATM availability, mobile deposit, and 24-hour access to account detail. As technology advances, we are committed to offering our customers the convenience of online, ATM and mobile delivery channels in a secure manner.

Wealth Management and Retirement Plan Services
HTLF offers wealth management, trust services, brokerage services, and fixed rate annuity products. HTLF also provides retirement plan services to business clients, including 401(k), 403(b) and profit sharing plans. As of December 31, 2023, total trust assets under management were $3.92 billion.

HTLF has contracted with LPL Financial Institution Services, a division of LPL Financial, to operate independent securities brokerage offices at HTLF Bank. Through the LPL Financial third-party arrangement, HTLF offers a full array of investment services including mutual funds, annuities, individual retirement products, education savings products, and brokerage services.

B.      MARKET AREAS

HTLF is a geographically diversified bank holding company operating through HTLF Bank in the Midwest, West and Southwest regions. The following table sets forth certain information about the offices and total customer deposits of HTLF Bank's Markets as of December 31, 2023, with dollars in thousands. The table below excludes $1.63 billion of deposits not allocated to a Market.

State	Bank Division	Total Deposits	Number of Locations	Market Areas Served
IA	Dubuque Bank & Trust	$1,306,044	7	Dubuque MSA
			1	Des Moines MSA
			1	Cedar Rapids MSA
IL	Illinois Bank & Trust	$1,419,844	5	Rockford MSA
			1	Jo Daviess County
WI	Wisconsin Bank & Trust	$1,265,926	3	Madison MSA
			1	Green Bay MSA
			4	Sheboygan MSA
			1	Grant County
			1	Green County
			1	Milwaukee County
NM	New Mexico Bank & Trust	$2,329,633	9	Albuquerque MSA
			2	Clovis MSA
			2	Santa Fe MSA
			2	Colfax County
			1	Guadalupe County
			1	Los Alamos County
			1	Quay County
			2	Rio Arriba County
			1	Union County
AZ	Arizona Bank & Trust	$1,506,466	7	Phoenix MSA
MT	Rocky Mountain Bank	$579,182	2	Billings MSA
			2	Flathead County
			1	Gallatin County
			1	Jefferson County
			1	Ravalli County
			1	Sanders County
			1	Sheridan County

State	Bank Division	Total Deposits	Number of Locations	Market Areas Served
CO	Citywide Banks	$1,811,729	8	Denver MSA
			2	Arapahoe County
			1	Boulder County
			1	Eagle County
			1	Grand County
			5	Jefferson County
MN	Minnesota Bank & Trust	$554,401	2	Minneapolis/St. Paul MSA
KS	Bank of Blue Valley	$965,522	7	Kansas City MSA
			1	Brown County
CA	Premier Valley Bank	$981,860	1	Fresno MSA
			1	Madera County
			1	Mariposa County
			2	San Luis Obispo County
			1	Tuolumne County
			1	Monterey County
TX	First Bank & Trust	$1,849,325	7	Lubbock MSA
			1	Bailey County
			1	Ector County
			1	Gray County
			1	Hockley County
			1	Lamb County
			1	Midland County
			1	Mitchell County
			1	Parmer County
			1	Potter County
			1	Scurry County
			1	Taylor County
			1	Yoakum County

C.  COMPETITION

We face competition for deposits, loans and other financial related services. To compete effectively, grow our market share, maintain flexibility and keep pace with changing client preferences, business and economic conditions, we continuously refine and develop our banking personnel, products and services. We have found the principal methods of competing in the financial services industry are through personal service, expertise, product selection, convenience and technology.

Our Bank Markets are highly competitive, and our competitors include other commercial banks, credit unions, thrifts, fintech firms, stockbrokers, securities and brokerage companies, mutual fund companies, mortgage companies, and insurance companies and other non-bank financial service companies. Some of these competitors are local, while others are regional, national, global, or have no physical location.

Technological advances have made it possible for our competitors, including non-bank competitors, to offer products and services that were traditionally offered exclusively by banks and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits.

We believe we are well-positioned to compete effectively through the array and quality of deposit and credit products and services we provide, and the high-touch, customer-centric way in which we provide them. We invest in our people and we focus on building long-lasting customer relationships through our strategy of serving our customers above and beyond their expectations through excellence in customer service and providing banking solutions that are tailored to their needs. We believe that our long-standing presence and commitment to the communities we serve and the personal service we emphasize enhance our ability to compete favorably in attracting and retaining commercial and consumer customers. We continue to attract deposit-oriented customers by offering personal attention, combined with convenient electronic banking and other technology-based solutions, professional service and competitive interest rates. The breadth of our product suite, coupled with our superior customer service, allows us to compete favorably with our competitors.

D. HUMAN CAPITAL

People are our most valuable asset. They are critical in providing the high quality of service and knowledge our customers require and deserve. Accordingly, the attraction, retention and promotion of qualified, engaged and diverse employees is critical to HTLF’s success and the growth and preservation of long-term client relationships. HTLF is committed to placing a primary focus on our employees' best interests as part of our evolving human capital strategy. In 2023, we had 91% of employees participate in our annual employee engagement survey, and we achieved our highest average engagement score since inception of the survey process in 2017. On December 31, 2023, HTLF employed 1,970 full-time equivalent employees.

Recruitment and Retention
In response to growing demand for hybrid and remote working options and a tight labor market, we strengthened our employee retention efforts. With the increased demand for talent, we enhanced our recruitment strategies and expanded our recruiting capacity. Given these and other challenges, our net voluntary turnover ratio was 18.1%, and we filled 558 positions, of which approximately 148, or 26.5%, were filled internally. As of December 31, 2023, there were open requisitions for 67 positions, which was a decrease of 21 positions or 31% from 90 open positions at December 31, 2022. We have thoughtfully responded to inflation and other market pressures through increases in compensation.

Employee onboarding and education continue to be delivered virtually, which enables most new hires to be engaged faster to connect with employees beyond just those in their geographic market, and to build their skill set to better serve our customers. HTLF delivers a culture session to all new hires to aid them in understanding the importance of who we are and the importance of living our mission, vision, and values.

Competitive Compensation and Benefits
Aligned with our compensation philosophy, we remain focused on providing market level compensation and benefit packages. We benchmark our compensation programs annually. Incentive arrangements are evaluated annually to ensure that we reward talent appropriately based on performance and for retention purposes, and we have better aligned and improved our market-based pay practices. We believe that there will continue to be upward market adjustments as demands for greater pay transparency increase. We continue to evaluate pay trends, including geographic pay trends and how they impact remote worker pay, to ensure that compensation remains competitive. Approximately 95% of our employees participate in our 401(k) plan, and effective January 1, 2023, we increased the employer match to the plan. We offer an employee stock purchase plan and buy down of student debt in exchange for unused paid time off. We implemented an employee scholarship program supporting secondary education for eligible dependents, as well as a charitable match program for charitable organizations that are important to our team. HTLF organized a company-wide day of service supporting efforts around food insecurity. Employees are also active participants in our wellness platform, which includes a weight loss program, smoking cessation program, a program offering tips on how to stay healthy and resources for home schooling. We offer comprehensive healthcare options including HTLF making annual health savings account contributions.

Investment in Employee Development
We invest in our talent and provide meaningful development opportunities. Our training and education programs start on the employee's first day with the basics of our culture and use of systems. There are more extensive programs for our Commercial and Consumer lending teams that educate them on products, services, sales and systems. Our goal is to help the employee acclimate quickly to HTLF so that they can focus on performing in their roles effectively and provide a superior customer experience. We continue to manage leadership training programs for high potential employees and successors and are increasing our efforts into 2024. All employees participate in our annual computer-based coursework, which includes a suite of human resources and compliance related courses to enhance awareness and understanding. Where appropriate, we also invest in educational and professional certification opportunities for our employees to augment their subject matter expertise.

HTLF has implemented robust education for our consumer and commercial teams to enhance their ability to serve our customers using a value-based approach.

Diversity and Inclusion
HTLF is committed to embracing diversity and inclusion at all levels of the organization beginning with our Board of Directors. Our diversity statement reflects both our current culture and what we aspire to be:

HTLF is unique and so are you. We all come from different backgrounds and experience that help shape our company values. Our values are rooted in the belief that respect, equality, and inclusiveness make us stronger together. The variety of experiences and lifestyles we bring to work every day provides insights that help us better understand each other and our customers.

We publish an annual report showcasing our efforts on Diversity, Equity, and Inclusion ("DEI"), establish metrics in candidate pools and added new Employee Business Resource Groups. We remain committed to offering a series of quarterly speakers on important topics to foster productive dialogue and understanding.

HTLF's Chief Diversity & Inclusion Officer and Diversity Advisory Council were appointed to oversee, advise, and connect DEI activities to a broader business-driven, results-oriented strategy, as well as to align with our corporate values and the future success of HTLF. The Diversity Advisory Council has engaged guest speakers to further the conversation as we work to educate our teams and enhance inclusiveness. We support our employees in building community at HTLF through our employee-driven Employee Business Resource Groups.

E.  SUPERVISION AND REGULATION

General
Financial institutions, their holding companies, and their affiliates are extensively regulated and supervised under federal and state law. As a result, the growth and earnings performance of HTLF may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations, supervisory expectations and policies of various bank regulatory authorities. Both the scope of the laws and regulations and the intensity of the supervision to which HTLF is subject have increased in recent years because of the increase in HTLF's asset size and other factors such as technological and market changes and banking industry events. Regulatory enforcement and fines have also increased across the banking and financial services sector. Further driven by the banking turmoil in 2023, HTLF expects the scope of regulation and the intensity of supervision will continue to be extensive, including increased scrutiny and higher hurdles for approval of bank mergers and acquisitions by federal bank regulators.

As a bank holding company, HTLF is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). HTLF Bank is regulated by the FDIC as its principal federal regulator and the Colorado Department of Regulatory Agencies, Division of Banking (the "Colorado Division of Banking") as its state regulator.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels, the establishment of branches, mergers and consolidations, and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of HTLF and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors, consumers, the stability of the financial system in the United States, and the health of the national economy, rather than stockholders.

Federal and state banking regulators regularly examine HTLF and HTLF Bank to evaluate their financial condition and monitor their compliance with laws and regulatory policies. Following those exams, HTLF and HTLF Bank are assigned supervisory ratings. These ratings are considered confidential supervisory information and disclosure to third parties is not allowed without permission of the issuing regulator. Violations of laws and regulations or deemed deficiencies in risk management practices may be incorporated into these supervisory ratings. A downgrade in these ratings could limit HTLF’s ability to pursue acquisitions or conduct other expansionary activities for a period of time, require new or additional regulatory approvals before engaging in certain other business activities or investments, affect HTLF Bank's deposit insurance assessment rate, and impose additional recordkeeping and corporate governance requirements, as well as generally increase regulatory scrutiny of HTLF.

The federal banking agencies have broad authority to issue orders to depository institutions and their holding companies prohibiting activities that constitute violations of law, rule, regulation, or administrative order, or that represent unsafe or unsound banking practices, as determined by the federal banking agencies. The federal banking agencies also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the agencies; order termination of certain activities of holding companies or their non-bank subsidiaries; remove officers and directors; order divestiture of ownership or control of a non-banking subsidiary by a holding company; or terminate deposit insurance and appoint a conservator or receiver.

The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws applicable to our business. We are subject to CFPB examination and supervision relating to compliance with federal consumer protection laws and regulations. Any non-bank subsidiaries are subject to regulation by their functional regulators, including applicable state finance and insurance agencies.

Banking and other financial services statutes, regulations and policies are continually under review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to HTLF and its subsidiaries. Any change in the statutes, regulations or regulatory policies, including changes in their interpretation or implementation, may have a material effect on our business.

This section summarizes material elements of the regulatory framework that applies to HTLF and HTLF Bank. It does not describe all applicable statutes, regulations and regulatory policies that apply, nor does it disclose all the requirements of the statutes, regulations and regulatory policies requirements that are described.

Regulation of HTLF

General
HTLF, as the sole shareholder of HTLF Bank, is a bank holding company. As a bank holding company, HTLF is registered with, and is subject to regulation, supervision and examination by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, HTLF is expected to act as a source of financial and managerial strength to HTLF Bank and to commit resources to support HTLF Bank in circumstances where HTLF might not otherwise do so. Under the Dodd-Frank Act, the FDIC also has backup enforcement authority over a depository institution holding company, such as HTLF, if the conduct or threatened conduct of the holding company poses a risk to the Deposit Insurance Fund, although such authority may not be used if the holding company is in sound condition and does not pose a foreseeable and material risk to the insurance fund.

Under the BHCA, HTLF is subject to examination by the Federal Reserve. Supervision and examinations are confidential, and the outcomes of these actions will not be made public. HTLF is also required to file periodic reports with the Federal Reserve of HTLF's operations and such additional information regarding HTLF and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally requires the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company, or merging or consolidating with another bank holding company. The Bank Merger Act generally requires us to obtain prior regulatory approval to merge, consolidate with, acquire substantially all the assets of, or assume deposits of another bank.

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

The Basel III Rule generally requires that CET 1 capital include the effects of other comprehensive income adjustments, such as gains and losses on securities held to maturity, but allow institutions, such as HTLF, to make a one-time election not to include those effects. HTLF and HTLF Bank elected not to include the effects of other comprehensive income in CET 1 capital.

Under the Basel III Rule, HTLF and HTLF Bank are required to comply with a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets (the "Leverage Ratio") of 4.0%. The Basel III Rule also requires HTLF and HTLF Bank to maintain a capital conservation buffer composed entirely of common equity Tier 1 capital of 2.5% in addition to the minimum risk-weighted asset ratios designed to absorb losses during periods of economic stress.

The following table presents the minimum regulatory capital ratios, minimum ratio plus capital conservation buffer, and well-capitalized minimums that HTLF and HTLF Bank must satisfy.

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

(1) Reflects a capital conservation buffer of 2.5%
(2) Reflects the well-capitalized standard applicable to HTLF under Federal Reserve Regulation Y and the well-capitalized standard applicable to HTLF Bank.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, a financial institution generally must be "well-capitalized" to engage in acquisitions, and well-capitalized institutions may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. In addition, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on HTLF’s or HTLF Bank's ability to pay dividends or otherwise distribute capital. As part of its risk management framework, HTLF performs on-going capital stress testing to validate its capital resiliency and ability to meet internal and regulatory capital thresholds under normal and stressed scenarios. The results of stress tests are leveraged and further inform on strategic and capital planning activities. See the discussion of "Capital Resources" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2023, HTLF had regulatory capital in excess of the Federal Reserve requirements for well-capitalized bank holding companies.

Climate-Related Risk Management and Regulation
In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. For example, in 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability, and on October 24, 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to HTLF, as climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, climate disclosure rules have been or are being enacted by states and the SEC. In October 2023, California enacted two climate-related disclosure laws. The Climate Corporate Data Accountability Act (referred to as SB 253) requires all U.S. businesses with revenues greater than $1 billion doing business in California to report their greenhouse gas emissions, including scopes 1, 2, and 3, beginning in 2026 (for 2025 data), and also requires reporting companies to get third-party assurance of their reports. Other states have proposed similar legislation to SB 253. The Climate-Related Financial Risk Act (referred to as SB 261) requires U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. In addition, in March of 2022, the SEC proposed new climate-related disclosure rules. If adopted as expected, the rules would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements.

Dividend Payments
HTLF's ability to pay dividends to its stockholders may be affected by general corporate law considerations, minimum regulatory capital requirements, and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, HTLF is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows HTLF to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or, if HTLF has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Federal Reserve policy provides that a bank holding company should not pay cash dividends unless (1) its net income over the last four quarters (net of dividends paid) is sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears consistent with the capital needs, asset quality, and overall financial condition of the bank holding company and its subsidiaries, and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid, or that could result in a material adverse change to the bank holding company’s capital structure. Bank holding companies also are expected to consult with the Federal Reserve before materially increasing dividends. The Federal Reserve could prohibit or limit the payment of dividends by HTLF if it determines that payment of the dividend would constitute an unsafe or unsound practice.

Regulation of HTLF Bank

General
HTLF Bank is a Colorado state-chartered, non-member bank, which means it was formed under state law and is not a member of the Federal Reserve System. As a result, HTLF Bank is subject to the direct regulation, examination, supervision, and reporting and enforcement requirements of the Colorado Division of Banking, the chartering authority for Colorado banks, as well as by the FDIC as its primary federal banking regulator.

Deposit Insurance
The deposits of HTLF Bank are insured by the Depositors Insurance Fund (“DIF”) up to the standard maximum deposit insurance amount of $250,000 per depositor. As an FDIC-insured institution, HTLF Bank is required to pay deposit insurance premium assessments to the FDIC using a risk-based assessment system based upon average total consolidated assets minus tangible equity of the insured bank. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. On October 18, 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023.

In November 2023, the FDIC approved a final rule imposing a special assessment on banks to recover losses in connection with its decision to guarantee uninsured deposits at two failed banks in March 2023. The rule provides for a 13.44 basis point annual special assessment on the uninsured deposits of a bank as of December 31, 2022, excluding the first $5 billion of uninsured deposits. The special assessment will be payable quarterly, and will be collected for an estimated eight quarters. At December

31, 2022, HTLF's uninsured deposits were $8.03 billion. As a result, HTLF Bank recorded an $8.145 million additional FDIC assessment expense in the fourth quarter of 2023 which was the full amount of the special assessment.

Supervisory Assessments
HTLF Bank is required to pay supervisory assessments to the Colorado Division of Banking to fund the operations of that agency. In general, the amount of the assessment is calculated based on each institution's total assets. During 2023, HTLF Bank paid supervisory assessments totaling $954,000 to the Colorado Division of Banking and to the other state regulators prior to merging HTLF's other banking subsidiaries into HTLF Bank.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies to take "prompt corrective action" regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervisory authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an undercapitalized subsidiary bank’s capital restoration plan. The capital adequacy requirements applicable to HTLF Bank are described above under the caption "HTLF-Capital Requirements."

As of December 31, 2023: (i) HTLF Bank was not subject to a directive from its primary federal regulator to increase its capital; (ii) HTLF Bank exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; (iii) HTLF Bank was "well-capitalized," as defined by applicable regulations; and (iv) HTLF Bank was not subject to a directive to maintain capital higher than the regulatory capital requirements, as discussed below under the caption "Safety and Soundness Standards."

Liability of Commonly Controlled Institutions
Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because HTLF controls HTLF Bank, HTLF Bank is commonly controlled for purposes of these provisions of federal law.

Anti-Money Laundering
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") and other related federal laws and regulations require financial institutions, including HTLF Bank, to implement policies and procedures relating to anti-money laundering, customer identification and due diligence requirements and the reporting of certain types of transactions and suspicious activity. The Financial Crimes Enforcement Network rules require financial institutions to develop policies, procedures and practices to prevent and deter money laundering. The program must be a written board-approved program that is reasonably designed to identify and verify the identities of beneficial owners of legal entity customers at the time a new account is opened. The program must, at a minimum (1) provide for a system of internal controls to assure ongoing compliance; (2) designate a compliance officer; (3) establish an ongoing employee training program; and (4) implement an independent audit function to test programs. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S.

Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Dividend Payments
HTLF Bank is a legal entity separate and distinct from HTLF. The primary source of funds for HTLF is dividends from HTLF Bank. In general, HTLF Bank may only pay dividends either out of net income after any required transfers to surplus or reserves have been made or out of retained earnings.

The payment of dividends by any financial institution is limited by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, HTLF Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023.

As of December 31, 2023, approximately $436.9 million was available in retained earnings at HTLF Bank for payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized. Notwithstanding the availability of funds for dividends, however, the FDIC and state regulators may reduce or prohibit the payment of dividends by HTLF Bank.

Transactions with Affiliates
The Federal Reserve regulates transactions among HTLF and its subsidiaries. Generally, the Federal Reserve Act and Regulation W, as amended by the Dodd-Frank Act, limit lending and certain other Covered Transactions as well as other transactions between HTLF Bank and its affiliates, including HTLF, for the primary purpose of protecting the interests of HTLF Bank. The aggregate amount of Covered Transactions HTLF Bank may enter into with an affiliate may not exceed 10% of the capital stock and surplus of HTLF Bank, and the aggregate amount of "covered transactions" with all affiliates may not exceed 20% of the capital stock and surplus of HTLF Bank.

Covered Transactions between HTLF Bank and its affiliates are also subject to collateralization requirements and must be conducted on arm’s length terms. "Covered Transactions" with respect to an affiliate means: (a) an extension of credit to the affiliate; (b) a purchase of, or an investment in, a security issued by the affiliate; (c) a purchase of an asset from the affiliate, including assets subject to recourse or repurchase except as otherwise exempted by the Federal Reserve, (d) the acceptance of a security issued by the affiliate as collateral for an extension of credit; and (e) the issuance of a guarantee, acceptance or letter of credit on behalf of the affiliate, a confirmation of a letter of credit issued by the affiliate, and cross-affiliate netting arrangement.

Insider Transactions
HTLF Bank is subject to certain restrictions imposed by federal law on extensions of credit to HTLF and its subsidiaries, on investments in the stock or other securities of HTLF and its subsidiaries and the acceptance of the stock or other securities of HTLF or its subsidiaries as collateral for loans made by HTLF Bank. Certain limitations and reporting requirements are also placed on extensions of credit by HTLF Bank to its directors and officers, to directors and officers of HTLF and its subsidiaries, to principal stockholders of HTLF and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations provide certain restrictions on the terms upon which any person who is a director or officer of HTLF or any of its subsidiaries or a principal stockholder of HTLF that may obtain credit from banks with which HTLF Bank maintains correspondent relationships.

Safety and Soundness Standards
The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, risk management, vendor and model risk management, asset quality and earnings. In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, reliance on third-party application, and the size and speed of financial transactions have changed the nature of banking markets. The federal banking agencies have identified a spectrum of risks facing banking institutions including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. Some of the regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management, fraud and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. HTLF Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive and effective internal controls.

Interstate Branching and Bank Merger Authority
Pursuant to the Dodd-Frank Act, state-chartered banks may open an initial branch in a state other than its home state by establishing a de novo branch at any location in such host state at which a bank chartered in such state could establish a branch. Applications to establish such branches must still be approved by the appropriate primary federal regulator.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

State Bank Investments and Activities
HTLF Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by the laws of the state of Colorado. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

Incentive Compensation Policies and Restrictions
The federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations such as HTLF and HTLF Bank are consistent with the safety and soundness of the organization and its subsidiary banks.

In addition, the Dodd-Frank Act requires the federal banking agencies and the SEC to issue regulations and guidelines requiring covered banking organizations such as HTLF and HTLF Bank, to prohibit incentive-based compensation payment arrangements that encourage inappropriate risk taking by providing compensation that is excessive or that could lead to material financial loss to the organization. Proposed joint rules were issued in 2011 and 2016, and the SEC has indicated that they intend to complete the rulemaking process in 2024. In 2023, the SEC approved Nasdaq's listing standard requiring listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and would also require companies to disclose their clawback policies and their actions under those policies. Pursuant to this listing standard, listed companies had until December 1, 2023 to adopt compliant clawback policies. HTLF has adopted a clawback policy, which is filed as Exhibit 97 to this Annual Report of Form 10-K.

The Volcker Rule and Proprietary Trading
HTLF and HTLF Bank are prohibited under the Volcker Rule from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including HTLF and HTLF Bank. The Volcker Rule regulations contain exemptions for market-making, hedging, underwriting, trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. The Volcker Rule regulations impose compliance and reporting obligations on banking entities.

Community Reinvestment Act Requirements
The Community Reinvestment Act ("CRA") imposes a continuing and affirmative obligation on HTLF Bank to help meet the credit needs of the communities in which it does business, including low- and moderate-income neighborhoods, in a safe and sound manner. The FDIC and the state regulators regularly assess the record of HTLF Bank in meeting the credit needs of the communities in which it does business. Applications for additional acquisitions are subject to evaluation of the effectiveness of HTLF Bank in meeting its CRA requirements.

In May 2022, the FDIC, Office of the Comptroller of the Currency ("OCC") and the Federal Reserve issued a joint Notice of Proposed Rulemaking ("NPR") on the Community Reinvestment Act. The NPR is intended to strengthen and modernize the rule that implements the CRA by expanding access to credit, investment and banking services in low- and moderate- income ("LMI") communities, which are CRA's core goals; adapting to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while remaining focused on branch-based communities; providing greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarification eligible CRA activities focused on LMI communities and under-served rural communities; tailoring of CRA rules and data collection to bank size and business model and maintaining a unified approach among the regulators. The proposed rule contains expanded data collection and reporting requirements for which the impact and associated costs are unknown. Effective October 2023, the FDIC, OCC and the Federal Reserve issued the final CRA rule with the objective of updating the CRA regulations to strengthen the core purpose of the statute, and adapt to changes in the banking industry, including the expanded role of mobile and online banking. Most of the final rule's requirements will go into effect on January 1, 2026.

Consumer Protection
HTLF Bank is subject to a variety of federal and state statutes and regulations designed to protect consumers and is also under the supervision of the Consumer Financial Protection Bureau (CFPB), a federal agency responsible for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including among other things fair lending laws and the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction. In addition, state attorneys general and other state officials have authority to enforce consumer protection rules issued by the CFPB. State authorities have recently increased their focus on and enforcement of consumer protection rules.

The CFPB also publishes complaints submitted by consumers regarding consumer financial products and services in a publicly accessible online portal. The CFPB publishes complaint narratives from consumers that opted to have their narratives made public. The CFPB may use published complaint narratives to make decisions regarding regulatory, enforcement or examination issues, and the publication of such narratives may have a negative effect on the reputation of those institutions that are the subject of complaints.

In March 2023, the CFPB issued a final rule amending Regulation B to implement changes to the Equal Credit Opportunity Act made by Section 1071 of the Dodd-Frank Act. Under the final rule, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women and minorities. The purpose of Section 1071 is to facilitate enforcement of fair lending laws and to enable communities, governmental entities and creditors to identify business and community development needs and opportunities for women-owned, minority owned, and small businesses. The American Bankers Association (ABA) and the Texas Bankers Association (TBA) challenged the CFPB's final rule in Federal district court, and on July 31, 2023, the district court stayed the rule’s mandatory compliance dates for banks that are members of ABA and/or TBA. The stay was granted until the Supreme Court decides whether the CFPB's funding structure is constitutional in Community Financial Services Association of America v. CFPB. The district court ordered the CFPB to extend the 1071 final rule's mandatory compliance dates, once the Supreme Court rules, by the number of months that elapse from July 31 to the date the Supreme Court rules. The Supreme Court is expected to rule during the first half of 2024.

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

Mortgage Lending
Mortgage loans originated by or held at HTLF Bank are subject to a number of laws and rules affecting residential mortgages, including the Home Mortgage Disclosure Act ("HMDA") and Regulation C and the Real Estate Settlement Procedures Act ("RESPA"), Regulation X and rules regarding the mandatory purchase of flood insurance, including those issued pursuant to the Biggert-Waters Flood Insurance Reform Act. In recent years, the CFPB and other federal agencies have proposed and finalized a number of rules affecting residential mortgages. These rules implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, Truth in Lending Act ("TILA") and RESPA. The rules, among other things, impose requirements regarding procedures to ensure compliance with the "ability to repay" requirements further detailed below, policies and procedures for servicing mortgages, and additional rules and restrictions regarding mortgage loan originator compensation and qualification and registration requirements for individual loan originator employees. These rules also impose new or revised disclosure requirements, including a new integrated mortgage origination disclosure that combines disclosures currently required under TILA and RESPA.

HMDA and Regulation C require lenders to report certain information regarding home loans, and includes tests for determining what financial institutions and credit transactions are covered under HMDA and reporting requirements for new data points identified in the Dodd-Frank Act or identified by the CFPB as necessary to carry out the purposes of HMDA. Regulation C requires detailed information from lenders and the reporting on mortgage loan underwriting and pricing.

Ability-to-Repay and Qualified Mortgage Rule
Under Federal Reserve Board Regulation Z, a mortgage lender is required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) have a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g., prime loans) are given a safe harbor of compliance. HTLF Bank primarily originates compliant qualified mortgages.

Lending Standards and Guidance
The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. Under these regulations, all insured depository institutions, such as HTLF Bank, must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the federal bank regulators’ Interagency Guidelines for Real Estate Lending Policies.

Data Privacy and Cybersecurity
Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions and the regulatory framework for data privacy and cybersecurity is evolving rapidly. At the federal level, the Gramm-Leach-Bliley Act ("GLBA") requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables consumers to opt out of the sharing of certain information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information, which is assessed annually and reviewed on an ongoing basis by the Board of Directors. Additionally, like other lenders, HTLF Bank uses credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. HTLF is also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. In addition, the United States Congress may enact more comprehensive data privacy and cybersecurity legislation.

The federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. A financial institution is expected to (i) establish a framework of internal control, first, second and third lines of defense, and risk management policies, procedures and processes that are designed to address the cyber risks that it faces in its business operations; (ii) maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack; and (iii) develop appropriate processes to enable recovery of data and business operations if the institution or its critical service providers fall victim to a cyber-attack. The Federal Financial Institutions Examination Council ("FFIEC") developed the Cybersecurity Assessment Tool to help financial institutions identify their risks and determine their preparedness for cybersecurity threats. The FFIEC has also issued an Information Security booklet, which includes guidelines for evaluating the adequacy of information security programs (including effective threat identification, assessment and monitoring, and incident identification assessment and response), assurance reports and testing of information security programs.

Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

Data privacy and cybersecurity are also areas of increasing state legislation. Various state laws and regulations apply, or may apply in the future, to HTLF’S operations and may impose additional requirements on HTLF and its subsidiaries or otherwise impact HTLF’s ability to share certain personal information with affiliates and non-affiliates. For example, the California Consumer Protection Act of 2018 (the "CCPA") gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. In addition, the California Privacy Rights Act ("CPRA"), which became effective in most material respects on January 1, 2023, expands California residents’ rights with respect to certain sensitive personal information. The California Privacy Protection Agency, which was created to enforce the CCPA and CPRA, is also currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. Other states, including Colorado, have adopted or are considering adopting similar laws. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

On October 30, 2023, the President issued an Executive Order on Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (AI), emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to address risks associated with AI by providing guiding principles and priorities, including ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. The Executive Order also requires certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies. Prior to the issuance of the Executive Order, the CFPB published a report addressing the use by financial institutions of AI chatbots in the provision of financial products and services. The report also highlighted the limitations and various risks posed by such activity. States have also started to regulate the use of AI technologies.

Risks and exposures related to cybersecurity attacks, including fraud, litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of AI, Internet banking, mobile banking and other technology-based products and services by us and our customers.

See "Legal, Compliance and Reputational Risks—We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks, and potential liability." for additional information.

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
Economic and Overall Market Condition Risks
~~•~~Our business and financial performance are significantly affected by general business and economic conditions, including those related to increased inflation, recessionary conditions, or domestic or geopolitical factors.
•Our business and financial performance depend upon the continued growth and welfare of the various geographic markets that we serve.
•Our business and financial performance are vulnerable to the impact of volatility in debt and equity markets.
•Continued actions by the Federal Reserve Board affecting interest rates and other conditions could negatively impact net interest income and net interest margin.
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
•Climate change regulation and climate change risks, including transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.
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
Liquidity and Interest Rate Risks
•Our financial results are significantly impacted by interest rate levels and fluctuation.
•We may not be able to meet the cash flow requirements of our depositors or borrowers, or be able to meet our obligations or the cash needs for growth or other strategic corporate activities.
•Significant reductions in our core deposits or increases in our cost of funding could adversely affect our liquidity or profitability.

•We use brokered deposits and other wholesale funding, which may be unstable and/or expensive, to fund earning asset growth.
•Our investment securities portfolio may be impacted by interest rate volatility and market conditions.
•The required accounting treatment of loans we acquire through acquisitions could result in lower net interest margins and interest income in future periods.
•Our growth may create the need to raise additional capital in the future, but that capital may not be available when it is needed.
•We rely on dividends from HTLF Bank for most of our revenue and are subject to restrictions on payment of dividends.
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
•New lines of business, products, and services are essential to our ability to compete, but may subject us to additional risks.
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
•We face intense competition in all phases of our business, and competitive factors could adversely affect our business.
Legal, Compliance and Reputational Risks
•We are subject to extensive and evolving government regulation and supervision, which can increase the cost of doing business, limit our ability to grow, and lead to enforcement actions.
•Stringent requirements related to capital may limit our ability to return earnings to stockholders or operate or invest in our business.
•We are becoming subject to additional regulatory requirements as our total assets increase, and these additional requirements could have an adverse effect on our financial condition or results of operations.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks, and potential liability.
~~•~~Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.
•Our reputation and our business are subject to negative publicity risk.
Risks of Owning Stock in HTLF
•Our stock price can be volatile and can be affected by a variety of factors that are outside of our control.
•Stockholders may experience dilution as a result of future equity offerings and acquisitions.
•Certain banking laws may have an anti-takeover effect.

Economic and Overall Market Condition Risks

Our business and financial performance are significantly affected by general business and economic conditions, including those related to increased inflation, recessionary conditions, or domestic and geopolitical factors.
Our business activities and earnings are affected by general business conditions in the United States and particularly in our Bank Markets. Our business is impacted by factors such as economic, political and market conditions, including both general conditions and those specific to the banking industry, changes in the Federal Reserve Board monetary and other governmental fiscal policies, inflation, and interest rate and financial market volatility, all of which may be beyond our control. Future economic conditions cannot be predicted, and any further deterioration in the national economy or in our Bank markets could have an adverse effect, which could be material, on our business, financial condition, operational results. The cost and availability of capital have negatively impacted our business in the past and may adversely impact us in the future. In addition, domestic political factors, including potential future federal government shutdowns and the possibility of the federal government defaulting on its obligations due to debt ceiling limitations, could have a serious impact on general economic conditions or the value of financial instruments owned by us that are issued or guaranteed by the federal government.

Over the past year, the economy has experienced persistent inflation and higher interest rates. Prolonged periods of inflation may negatively affect our expenses by increasing funding costs and expenses related to talent acquisition and retention. Increased interest rates may adversely affect numerous aspects of our business, including by reducing demand for our financial products and services, restricting the ability of our consumer and business customers to repay loans, and decreasing the value of our investment portfolio and collateral securing our loans, and may lead to economic deterioration or recession. Economic deterioration and recessionary conditions that affect household and/or corporate incomes could result in renewed credit deterioration, reduced demand for credit or fee-based products and services and turmoil and volatility in the financial markets, which could, negatively impact our performance. In addition, changes in securities market conditions and monetary fluctuations could adversely affect the availability and terms of funding necessary to meet our liquidity needs.

Our business and financial performance depend upon the continued growth and welfare of the various geographic markets that we serve.
We operate in Bank Markets in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin, and our financial condition, results of operations and cash flows depend upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas. Adverse economic conditions that affect our specific markets could affect the ability of our customers to repay their loans to us, impact the stability of our deposit funding sources, and adversely affect our financial condition and results of operations.

We are vulnerable to the impact of volatility in debt and equity markets.
As most of our assets and liabilities are financial in nature, our performance is sensitive to the performance of the financial markets. Turmoil and volatility in the domestic and global financial markets can be a major contributory factor to overall weak economic conditions, including the impaired ability of borrowers and other counterparties to meet obligations to us. Financial market volatility may:
•Affect the value or liquidity of the financial instruments we hold.
•Affect our ability to access capital markets to raise funds at cost effective rates or at all.
•Affect the value of the assets that we manage or otherwise administer or service for others, which could decrease fee income, result in decreased demand for our services, and/or decrease the ability of our customers to repay their loans to us.

Any of the above could adversely affect our financial condition and results of operations.

Continued actions by the Federal Reserve Board affecting interest rates and other conditions could negatively impact net interest income and net interest margin.

The Federal Reserve System regulates the supply of money and credit in the United States, and it influences interest rates by changing the discount rate at which it lends money to banks and by adjusting the target for the federal funds rate at which banks borrow from other banks. While out of our control, the Fed's fiscal and monetary policies significantly affect our cost of funds for lending and investing and the return that can be earned on our loans and investments, both of which affect our net interest margin. In addition, decisions by the Federal Reserve to increase or reduce the size of its balance sheet or to engage in tapering its purchase of assets may also affect interest rates. In response to the persistent inflation experienced in the past year, the Federal Reserve Board reacted by implementing significant rate hikes. While these interest rate increases have resulted in reduced inflation, there is continued uncertainty as to whether these actions could lead to an economic downturn. Further, we cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

We have recorded goodwill as a result of acquisitions, and if it becomes impaired, our earnings could be significantly impacted.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Although we do not anticipate impairment charges, if we conclude that some portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded against earnings. A goodwill impairment charge could be caused by a decline in our stock price or occurrence of a triggering event that compounds negative financial results. At December 31, 2023, we had goodwill of $576.0 million, representing approximately 30% of stockholders’ equity.

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

Our ability to mitigate the adverse consequences of these occurrences in part depends on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, pandemics, terrorist activities, domestic disturbances or international hostilities also could increase to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over. We may also be subject to compliance with governmental measures taken to address the impact of natural disasters, pandemics, terrorist activities or other occurrences of this nature.

Climate regulation and climate change risks, including transition, physical or other risks could adversely affect our operations, businesses, customers, reputation and financial condition.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. For example, the Federal Reserve Board in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability. As a result of these concerns, Congress, state legislatures and federal and state regulatory agencies have continued to propose legislative and regulatory initiatives seeking to mitigate the effects of climate change, including disclosure requirements regarding greenhouse gas emissions. Further, the SEC has proposed climate-related disclosure rules, which if finalized, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and direct and indirect greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and would have attestation requirements. The State of California has enacted, and other states may enact, laws and regulations requiring expanded measurement and disclosure of greenhouse gas emissions, including scopes 1, 2, and 3 emissions, and requiring third-party assurance of their reports. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, increased compliance costs, and other compliance-related risks. On October 24, 2023, the federal banking agencies issued interagency guidance on principles for climate-related financial risk management by large financial institutions. The guidance reiterates the agencies’ view that financial institutions are likely to be affected by both the physical risks and transition risks associated with climate change.

The physical risks of climate change include not only discrete events such as natural disaster events described above, the force and frequency of which are increasing as the climate changes, but also longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. We do not yet know all the ways that climate change may affect us and our customers, however weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect our customers, particularly agricultural customers, or the value of real properties securing our loans, any of which could diminish the value of our loan portfolio.

Attempts to mitigate climate change, such as transitioning to a low-carbon economy, may include extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences, additional regulatory, governance, and disclosure requirements or taxes and additional counterparty or customer requirements, could increase our expenses, require changes to our strategies and impact our financial condition. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Our framework for managing risks may not be effective in identifying or mitigating risk and losses.
Our risk management framework seeks to identify, monitor, manage and mitigate risk of material loss. We have established processes and procedures and dedicated resources intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk (including interest rate and price risk), compliance risk, strategic risk, reputation risk, and operational risk related to our employees, systems, processes and vendors, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that it has not appropriately anticipated or identified or that are out of our control. We must also develop and maintain a culture of risk management among our employees, as well as manage risks associated with third parties, and could fail to do so effectively. If our risk management framework proves ineffective, we could incur litigation and negative regulatory consequences, and suffer unexpected material losses that could affect our financial condition or results of operations.

Credit Risks

If we do not properly manage our credit risk, we could suffer material credit losses.
There are substantial risks inherent in making any loan, including, but not limited to:
•risks resulting from changes in economic and industry conditions, including those precipitated by climate change or climate transition in the economy;
•risks inherent in dealing with individual borrowers, including fraud-related risks;
•uncertainties as to the future value of collateral; and
•the risk of non-payment of loans.

Although we attempt to properly establish limits, measure, monitor and manage our credit risk through prudent loan policies, loan underwriting procedures and by monitoring concentrations of our loans, there can be no assurance that these policies, underwriting and monitoring procedures will effectively reduce these risks. Moreover, if we expand into new markets, credit administration and loan underwriting policies and procedures may need to be adapted further to local conditions. The inability to properly manage our credit risk or appropriately adapt our credit administration and loan underwriting policies and procedures to local market conditions or to changing economic circumstances could have an adverse impact on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

In addition, certain of our investment securities may carry material credit risk, and as a result, we may have to record provision expense to establish an allowance for credit losses on our carried at fair value debt securities.

We are subject to lending concentration risks.
In the ordinary course of business, we have credit exposures to specific industries, regions, financial markets, or individual borrowers. As an example, loans secured by commercial and residential real estate typically represent a significant percentage of our overall credit portfolio. Although there are established limitations on the extent of total exposure to an individual consumer or business borrower, events adversely affecting specific customers or counterparties, industries, regions, or financial markets, including a decline in their creditworthiness or a worsening overall risk profile, could materially and adversely affect us. Declining economic conditions also may disproportionately impact different types of customers. Certain of our credit exposures are concentrated in industries and may share similar characteristics which can make them more susceptible to different adverse events and conditions. Thus, the concentration and mix of our loan portfolio may affect the severity of the impact of a recession or other adverse events on us and our financial performance in ways that we cannot anticipate.

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
Commercial real estate lending, which is comprised of owner-occupied, non-owner occupied, and real estate construction loans, represents a large portion of our commercial loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in any of our geographic Bank Markets in which the real estate is located. Adverse developments in nationwide or regional market conditions affecting real estate values could negatively impact our commercial real estate loans, and other developments could increase the credit risk associated with our loan portfolio. For example, the decrease in demand for physical office space has reduced, and may continue to reduce, the value of certain commercial space, which increases the risk of default and the severity of defaults associated with loans secured by such properties. Non-owner occupied commercial real estate loans typically depend, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. With recent increases in interest rates, borrowers with variable rate loans may not have sufficient cash flows to absorb the impact of higher interest rates on their payments. In addition, increases in interest rates could also negatively impact the cash flows and repayment ability of our borrowers.

Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project and therefore have a greater risk of default in a weaker economy. Construction projects require prudent underwriting including determination of a borrower's ability to complete the project, while staying within budget and on time in accordance with construction plans. While we follow prudent underwriting practices, including determining project feasibility on construction projects we finance, economic events, supply chain issues, labor market disruptions, and other factors outside of the control of HTLF or our borrowers could negatively impact the future cash flow and market values of the affected properties.

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
Payments on agricultural and agricultural real estate loans depend on the profitable operation or management of the farm property securing the loan. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage to or depreciation in the value of crops or livestock.

The success of a farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, extreme weather or temperatures, drought, and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes to global trade agreements, tariffs, price supports, subsidies and environmental regulations). In addition, many farms depend on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
We establish our allowance for credit losses in consultation with management of HTLF Bank and maintain it at a level considered appropriate by management to absorb current expected credit losses and risks inherent in the portfolio. While the level of allowance for credit losses reflects management's continuing evaluation of quantitative and qualitative factors including industry concentrations, loan portfolio quality and economic conditions, the amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, levels of inflation, and other factors which may be beyond our control, and such losses may exceed current estimates. At December 31, 2023, our allowance for credit losses as a percentage of total loans was 1.02% and as a percentage of total nonperforming loans was approximately 125%. Although we believe that the allowance for credit losses is appropriate to absorb current expected credit losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot provide assurance that our allowance for credit losses will prove sufficient to cover actual loan losses in the future. Further significant provisions, or charge-offs against our allowance that result in provisions, may adversely affect our business, financial condition and results of operations.

Liquidity and Interest Rate Risks

Our financial results are significantly affected by interest rate levels and fluctuation.
Our financial results depend to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and interest expense paid on deposits, subordinated notes, borrowings, and other liabilities. Due to differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates may not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. For example, asset values, especially values of commercial real estate collateral, securities, or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. As a result, an increase or decrease in rates, loan portfolio duration, the mix of adjustable and fixed rate loans in our portfolio, and the cost, stability, and mix of deposits on our balance sheet all could have a negative effect on our financial condition, results of operation, and liquidity. Ongoing fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Future monetary actions taken by the Federal Reserve to address various economic factors can further constrain our interest rate spread and impact the mix of noninterest and interest-bearing accounts. If the interest we pay on liabilities increases at a faster pace than the interest that we receive on our interest-earning assets, the result could be a reduction in net income.

In addition, the failure to match the durations of our assets and liabilities could result in us being unable to mitigate the impact of changes in interest rates. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" included under Item 7A of Part II of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations, and specifically, our net interest income. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our financial condition and results of operations. We cannot control nor predict future changes in the Federal Reserve's monetary policy or actions taken to address inflation, recession, unemployment, money supply and other changes in financial markets.

We may not be able to meet the cash flow requirements of our depositors or borrowers, or be able to meet our obligations or the cash needs for expansion or other strategic corporate activities.
Liquidity represents our ability to provide funds to satisfy demands from depositors, and facilitates our ability to extend loans to borrowers and meet our contractual debt obligations by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We manage liquidity risk with the primary objective of meeting our cash flow requirements including those from our depositors and creditors, and having sufficient cash to satisfy our operating needs, strategic initiatives and loan growth objectives while maintaining reasonable funding costs. We primarily rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer and commercial customers in our markets. We have used these funds, together with public funds customers, brokered deposits and Federal Home Loan Bank ("FHLB") advances as well as federal funds purchased and other sources of short-term borrowings to make loans, acquire investment securities and other assets and to fund continuing operations.

Deposit levels may be affected by a number of factors, including competition, general interest rate levels, returns available to customers on alternative investments, concerns about the stability of banks, general economic and market conditions and other factors. Our access to deposits can be impacted by the liquidity needs and financial condition of our customers, particularly large customers, as a substantial portion of our deposit liabilities are demand deposits, while a significant portion of our assets are loans that cannot be sold in the same timeframe or are investment securities the value of which may be impaired, or which we may not be readily able to sell if there is disruption in capital markets. Although we maintain asset/liability management policies and a related contingency funding plan that, among other things, include policies and procedures for managing and monitoring liquidity risk, there can be no assurance that these will prove adequate to our needs. If we are unable to access additional funding sources when needed, we might be unable to meet our depositors’, borrowers’ or creditors’ needs, which would adversely affect our financial condition, results of operations and liquidity.

Significant reductions in our core deposits or increases in our cost of funding could adversely affect our liquidity or profitability.
Our profitability depends in part on successfully gathering and retaining a stable base of relatively low-cost deposits, as deposits have traditionally served as our largest, least costly source of funding. The competition for these deposits has increased dramatically in the last year, and our deposit levels might fall, or our cost of deposits may significantly increase, if the total supply of deposits decreases due to economic events, or if competition increases to attract deposits, either of which could have an adverse effect on our financial position, results of operations and liquidity.

We use brokered deposits and other wholesale funding, which may be unstable and/or expensive, to fund earning asset growth.
We use wholesale and institutional deposits, including brokered deposits, as a source of funding to augment deposits generated from our branch network. At December 31, 2023, we had $1.35 billion in wholesale and institutional deposits, of which $1.16 billion consisted of brokered deposits. Our ability to use these deposits is limited by our own internal policies as well as regulatory limitations, and there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. For example, if we are no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be adversely affected by regulatory requirements, the unwillingness of counterparties to do business with us, or both, which could result in most, if not all, brokered deposit sources being unavailable.

In addition, we also utilize other wholesale funding sources to provide us with liquidity and fund our asset growth. As of December 31, 2023, we had approximately $521 million in borrowings from the FHLB, which represents a significant source of our wholesale borrowings. In the event of market disruptions, changes in our creditworthiness, or other unavailability of FHLB borrowings in the future, sources of wholesale funding may not be available to us on reasonable terms, or at all. The inability to utilize wholesale deposits, including brokered deposits, or other wholesale funding could have an adverse effect on our financial position, results of operations and liquidity.

Our investment securities portfolio may be impacted by interest rate volatility and market conditions.
As of December 31, 2023, $5.58 billion, or 29%, of the assets on our balance sheet consisted of investment securities. Changes in interest rates can negatively affect the value of most of our investment securities. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and geopolitical issues, and other factors beyond our control as interest volatility can result in unrealized gains or losses in our portfolio. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from our initial expectations due to changes in interest rates and market conditions. Our investment securities portfolio is also subject to potential credit deterioration as financial distress is another risk that may impact the ability of a security to pay principal and interest in a timely manner. Factors such as deteriorating financial conditions of the issuer, changes in the issuer's creditworthiness, or adverse market conditions can contribute to financial distress. We may need to establish an allowance for credit losses on our debt securities carried at fair value. This assessment involves testing at the security level, considering factors such as changes in security ratings, the financial condition of the issuer, payment structure, cash flow analyses, and security and industry-specific economic conditions. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Other factors such as changes in market conditions, regulatory changes, counterparty risk could also impact the performance and value of our investment portfolio and potentially result in financial losses.

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

We rely on dividends from HTLF Bank for most of our liquidity and are subject to restrictions on payment of dividends.
The primary source of funds for HTLF is dividends from HTLF Bank. In general, HTLF Bank may only pay dividends either out of their historical net income after any required transfers to surplus or reserves have been made or out of their retained earnings. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on our debt. Dividends payable on common shares are also subject to the requirement that we must pay quarterly dividends on our outstanding preferred stock at the applicable dividend rate in order to declare dividends on our common stock.

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

We, our customers, our vendors and other third parties, including other financial service institutions and companies engaging in data processing, have been subject to, and are likely to continue to be the target of cyber-attacks, attempts to breach our network security, and other similar incidents. These cyber-attacks, attempts to breach our network security, and other similar incidents include, denial of service attacks, worms, computer viruses, malicious or destructive code, social engineering, phishing attacks, ransomware, malware, theft, malfeasance or improper access by employees or vendors, human error, fraud, attacks on personal emails of employees or other disruptive problems that could result in material disruptions, damage to systems or networks, or the unauthorized release, accessing, gathering, monitoring, loss, destruction modification, acquisition, transfer, use or other processing of confidential, personal, proprietary, or other information of ours, our employees, our customers, our vendors, or other third parties with which we do business. Attacks of this nature are increasing in frequency, levels of persistence, sophistication, and intensity, are evolving in nature, and are conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, "hacktivists," terrorists, nation states, nation state-supported actors, and others. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, threats, security breaches, cyber-attacks or other similar incidents. Despite efforts to protect our systems and networks and implement controls, processes, policies, and other measures, we may not be able to anticipate all security breaches, cyber-attacks or other similar incidents, or be able to detect or react to such incidents in a timely manner, implement guaranteed preventive measures against such incidents, or adequately remediate any such incident.

Cybersecurity and payment fraud risks for banking organizations have significantly increased in recent years in part because of the proliferation and rapid evolution of new technologies, increased remote work, and the use of the internet and telecommunication technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based products offerings and increase our internal usage of web-based products and applications. Given the continued and rapid evolution of cybersecurity threats, we may not be able to anticipate or prevent, and could be held liable for, any security breach, cyber-attack or other similar incident. Additionally, concerns or perceptions regarding the effectiveness or adequacy of our measures to safeguard our communications and information systems and networks, and information stored therein, could cause us to lose existing or potential customers and thereby reduce our revenues.

We also face indirect technology, cybersecurity and operational risks relating to the vendors, customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including for example financial counterparties, regulators, and providers of critical infrastructure such as internet access or electrical power. Due to the increasing consolidation, interdependence, and complexity of financial entities and technology systems, a security breach, cyber-attack or other similar incident that significantly degrades, destroys, or comprises the systems, networks or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity may increase the risk of operational failure on both an individual and industry-wide basis. Although we perform cybersecurity diligence through our Third Party Risk Management group on our key vendors, our ability to monitor their cybersecurity is limited, and we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for security breaches, cyber-attacks or other similar incidents affecting our vendors because they relate to the information we share with them.

The occurrence of any security breach, cyber-attack or other similar incident with respect to our or our vendors’ communications or information systems or networks, or our failure to make adequate or timely disclosures to the public, regulators, or law enforcement agencies following any such event, could result in violations of applicable data privacy, cybersecurity and other laws and regulations, notification obligations, and could result in damage to our reputation and loss of customer business, or subject us to additional regulatory scrutiny or civil litigation, fines, damages, or injunctions, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot ensure that any limitations of liability provisions in our agreements with customers, vendors and other third parties with which we do business would be enforceable or adequate, or would otherwise protect us from any liabilities or damages with respect to any particular claim in connection with a security breach, cyber-attack or other similar incident. We also cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

The potential for business interruption or failure exists throughout our organization.
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, and relationships with third parties, as well as the ability of our employees to perform their jobs day-to-day to support our on-going operations. Failure by any or all these resources subjects us to risks that may vary in size, scale and scope. These risks include, but are not limited to, operational or technical failures, interruptions in third-party support, and the loss of key individuals, including those with specialized skills, or the failure of key individuals to perform properly. These risks are heightened during necessary data system changes or conversions and system integrations of newly acquired entities. Although management has established policies and procedures to address such interruptions or failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to risks from employee errors, customer or employee fraud and data processing system failures and errors.
Employee errors and employee or customer misconduct could subject us to financial losses or regulatory enforcement actions, and could harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. Although we maintain a system of internal controls and insurance coverage to mitigate these operational risks, including data processing system failures and errors and customer or employee fraud, these internal controls may fail to prevent or detect an occurrence, or the resulting loss may not be covered or may exceed applicable insurance limits, any of which it could have a material adverse effect on our business, financial condition and results of operations.

Our Bank Markets and growth strategy rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our different market areas. Because our service areas are spread over such a wide geographical area, our executive management depends on the effective leadership and capabilities of the senior management in our Bank Markets for our continued success. Our ability to retain executive officers, senior management teams, and other key personnel, will continue to be important to our success, and could be difficult during times of low unemployment. It is also critical to the success of our banking strategy to be able to attract and retain qualified management and key personnel with the appropriate level of experience and knowledge about our market areas. The unexpected loss of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

New lines of business, products, and services are essential to our ability to compete, but may subject us to additional risks.
We may implement new lines of business and offer new products and services within existing lines of business to offer our customers a competitive array of products and services. There can be substantial risks and uncertainties associated with these efforts, particularly in instances where such products and services are still developing. In developing and marketing new lines of business and/or new products or services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service, and any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Our analytical and forecasting models may be improper or ineffective.
The processes we use to estimate our current expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models could reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws and limitations in their design or their implementation. If the models we use to guide management's decisions and oversight relating to interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for credit losses may not be appropriate to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly, or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, government sponsored entities, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by HTLF or HTLF Bank or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We may experience difficulties in achieving and managing our growth and our growth strategy involves risks that may negatively impact our net income.
Growth is an integral component of achieving business and financial scale and results necessary to make appropriate investments in people, processes and systems which allow HTLF to remain competitive in attracting and retaining employees and customers. As part of our general growth strategy, we have acquired, and may acquire, additional banks, fee income businesses and other financial services businesses that we believe provide a strategic and geographic fit with our business. We expect to continue to make such acquisitions in the future. We cannot predict the number, size or timing of acquisitions, and failure to successfully identify and complete meaningful and accretive acquisitions likely may result in HTLF achieving slower growth. To the extent that we grow through acquisitions, we cannot provide assurance that we will be able to manage this growth adequately and profitably. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
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

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current Bank Markets by undertaking additional branch openings. Based on our experience, we believe that it generally takes three years or more for new banking facilities to first achieve operational profitability, due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branching and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which could have a material adverse effect on our business, financial condition and results of operation.

Attractive acquisition opportunities may not be available to us in the future.
While our focus is on continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our Bank Markets. Economic conditions as well as the need for technological investment by regional banks could result in increased competition for merger or acquisition partners. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of attractive merger targets decreases, could increase prices for potential acquisitions, which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. Acquisitions also are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory compliance, including with respect to BSA/AML, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals. The federal banking agencies are currently reevaluating their existing requirements and policies for reviewing mergers and acquisitions involving banking organizations, which could make it more difficult for us to pursue mergers and acquisitions in the future. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We face intense competition in all phases of our business, and competitive factors could adversely affect our business.
The banking and financial services business in HTLF Bank's Markets is highly competitive and is currently undergoing significant change. Our competitors include other commercial banks, credit unions, thrifts, fintech firms, stockbrokers, securities and brokerage companies, mutual Fund companies, mortgage companies, insurance companies and other non-bank financial service companies. Increasingly these competitors provide integrated financial services over a broad geographic area. Technology companies are increasingly focusing on the financial sector, either in partnership with competing banking organizations or on their own. These companies generally are not subject to the same regulatory requirements as traditional financial institutions and may therefore have cost advantages over us and offer products and services at more favorable rates and with greater convenience to the client. This competition could result in the loss of clients and revenue in areas where Fintech's, many of which operate nationally without physical locations, are operating. As the pace of technology and change advance, continuous innovation is expected to exert long-term pressure on the financial services industry. Some of our competitors may also have a competitive advantage over us due to their access to governmental programs that we do not have access to that impact their position in the marketplace favorably.

The adoption of new technologies and products by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require us to make substantial investments to modify or adapt our existing products and services or even radically alter the way we conduct business. These and other capital investments in our business may not produce the expected growth in earnings anticipated at the time of the expenditure.

Increased competition in our Bank Markets may result in changes in our business model, sales of certain assets or business units, decreases in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these could impact our ability to grow and scale our business, which could have an adverse effect on our ability to profitably compete.

Legal, Compliance and Reputational Risks

We are subject to extensive and evolving government regulation and supervision, which can increase the cost of doing business, limit our ability to grow, and lead to enforcement actions.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that we may make, our reserve requirements and required capital levels, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, our dealings with our insiders and affiliates, and our payment of dividends.

Both the scope of the laws and regulations and the intensity of the supervision to which our business is subject have increased in recent years, as has the complexity of our business and the risks to which we are subjected due to technological and market changes. For example, as cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. Regulatory enforcement and fines have increased across the banking and financial services sectors.

We expect a continued emphasis on regulatory reform, including a heightened focus on consumer protection, fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act ("BSA")/Anti-Money Laundering ("AML") and Countering the Financing of Terrorism ("CFT") requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. For example, recent changes in our overdraft practices resulting from regulatory and competitive pressures will result in lower future noninterest income. Other products or services of ours may be subjected to increased regulation in the future, and such regulation may impact our ability to profitably provide services to our customers, which may result in difficulties competing with larger institutions which have more resources. It is uncertain how changes in existing regulations and their enforcement may require modification to HTLF's existing business strategy, regulatory compliance, and risk management infrastructure and practices, and how these may impact our financial results in the future.

In the routine course of regulatory oversight, proposals to change the laws and regulations governing the operations of banks and other financial institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. Similarly, proposals to change the accounting and financial reporting requirements applicable to banks and other depository financial institutions are frequently raised by the SEC, the federal banking agencies and other authorities. We expect that the recent failures in the banking industry are likely to increase future regulations on banks, and the specific changes in laws and regulations in the future and the effect such changes might have on our results of operations and financial condition are impossible to determine.

Stringent requirements related to capital may limit our ability to return earnings to stockholders or operate or invest in our business.
As a banking organization, we are subject to regulations that require us to maintain certain capital ratios, such as the ratio of our Tier 1 capital to our risk-weighted assets. Failure to satisfy certain capital requirements could result in restrictions on our ability to make capital distributions. If our regulatory capital ratios decline, because of decreases in the value of our loan portfolio, investment portfolio, or otherwise, we may be required to improve such ratios by either raising additional capital or by disposing of assets. If we choose to dispose of assets, we cannot be certain that we will be able to do so at prices that we believe to be appropriate, and our future operating results could be negatively affected. If we choose to raise additional capital, we may accomplish this by selling additional shares of common stock, or securities convertible into or exchangeable for common stock, which could significantly dilute the ownership percentage of holders of our common stock and cause the market price of our common stock to decline. Additionally, events or circumstances in the capital markets generally may increase our capital costs and impair our ability to raise capital at any given time.

Additional requirements may be imposed on us in the future. The Basel Committee continues to examine ways to strengthen the regulation, supervision and practices of banks and has produced, and continues to produce consultation and discussion papers which point to a significant revision of the Basel Framework, including improvements to the calculation of risk-weighted assets and the comparability of capital ratios. The ultimate impact on our capital and liquidity will depend on the implementation of further changes in the United States banking sector.

We are becoming subject to additional regulatory requirements as our total assets increase, and these additional requirements could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations impose heightened requirements on larger banks and bank holding companies. These heightened requirements have added, and will continue to add, restrictions on, and complexity to, our business operations, as we expand. For example, as a result of consolidation of our Banks in 2023, we became subject to CFPB supervision.

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

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which can increase the cost of doing business, compliance risks, and potential liability.
We are subject to complex and evolving laws, regulations, rules and standards governing the privacy and protection of personal information of individuals. Such individuals include our customers, our employees, and the employees of our vendors, counterparties and other third parties with which we do business. Ensuring that our collection, use, transfer, storage and other processing of personal information complies with applicable laws, regulations, rules and standards regarding data privacy and cybersecurity in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any actual or perceived mishandling or misuse of personal information by HTLF or a third party affiliated with HTLF could expose us to litigation, regulatory fines, penalties or other sanctions, reputational harm, and other adverse impacts.

At the federal level, we are subject to the GLBA, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and, in some cases, enables retail customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program which is overseen by the HTLF Risk Committee that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Additionally, like other lenders, HTLF Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act ("FCRA"), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. We are also subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Moreover, the United States Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity are also areas of increasing state legislative focus, and we are, or may in the future become, subject to various state laws and regulations regarding data privacy and cybersecurity. For example, the California Consumer Protection Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to personal information that is collected, processed, sold or disclosed pursuant to the GLBA. In addition, the California Privacy Rights Act ("CPRA") which went into effect on January 1, 2023, significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. Other states where we do business, or may in the future do business, or from which we otherwise collect, or may in the future otherwise collect, personal information of residents have adopted or are considering adopting similar laws. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA, the CPRA, and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices to comply with them.

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

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions), and may result in restrictions on our future activities, including acquisitions. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Litigation and enforcement actions could result in negative publicity and could adversely impact our business and financial results.
We face significant legal and regulatory risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and governmental proceedings against financial institutions have increased in recent years. Current public uneasiness with the United States banking system heightens this risk, and news regarding consumer fraud, financial difficulties or even failure of some institutions, to fear of fraud, financial difficulty or failure of even the most secure institutions has exacerbated these fears and, in some cases, led to rapid withdrawal of deposits at financial institutions. Any negative news may result in the loss of business relationships, withdrawal by customers of deposits, or other actions that could materially adversely affect our liquidity, operations, and financial condition.

The financial services industry has increasingly been targeted by lawsuits alleging infringement of patent rights. Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted and costly litigation which may be time consuming and disruptive to our operations and management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party or may be subject to a temporary or permanent injunction prohibiting us from utilizing certain technologies.

Substantial legal liability or significant governmental action against us could materially impact our business and financial results, and the resolution of litigation or regulatory matters could result in additional accruals or exceed established accruals for a particular period, which could materially impact our financial condition or results of operations.

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

Risks of Owning Stock in HTLF

Our stock price can be volatile and can be affected by a variety of factors that are outside of our control.
Our stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving HTLF or HTLF Bank; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, specific banking industry issues, and general economic and political conditions and events have caused a decline in our stock price in the past, and these factors, as well as, rapid interest rate changes, unfavorable credit loss trends, or unforeseen events such as geopolitical events or terrorist attacks could cause our stock price to be volatile regardless of our operating results.

Stockholders may experience dilution as a result of future equity offerings and acquisitions.
We may issue equity or other securities convertible into or exchangeable for our common stock to stockholders of companies we acquire, to the public in order to raise capital for future acquisitions, or for general corporate purposes. Such issuances may be at a price per share that may be lower than the current price or per share book value of our common stock. This could have a substantial dilutive effect on existing stockholders. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Certain banking laws may have an anti-takeover effect.
Certain federal banking laws, including regulatory approval requirements, could make it more difficult for a third-party to acquire HTLF, even if doing so would be perceived to be beneficial to HTLF’s stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2023, HTLF had no unresolved staff comments.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

HTLF Bank's Risk Management program is designed to identify, assess, monitor and mitigate risks based on various key risk factors we face including, but not limited to financial, operational, regulatory and legal. Cybersecurity is a critical component of our risk management framework given internal dependencies on technology, the evolving digital environment and the rapid acceleration of cyber-threats. HTLF’s cybersecurity risk management program is built on three lines of defense Risk Management framework. HTLF’s first line of defense provides frontline business, operational and technical controls and support to securely deliver access to HTLF applications and data to HTLF users. As part of the Risk Management function, HTLF’s second line of defense is primarily responsible for infrastructure defense and security controls, performing vulnerability assessments, identity access management, business continuity, third-party information security assessments, employee awareness and training programs, and security incident management. Internal Audit functions as HTLF’s third line of defense and independently provides assurance, via multiple audit and testing engagements to validate the effectiveness of HTLF's cybersecurity risk management practices, while measuring against regulatory requirements and HTLF’s Policies and Standards.

HTLF’s first line of defense is led by our Chief Operations Officer and our Chief Information Officer. HTLF’s second line of defense is led by our Chief Risk Officer ("CRO") and includes the Security function, led by our Chief Information Security Officer ("CISO") who is primarily responsible for the cybersecurity component. The primary responsibilities of the HTLF Security function are to protect HTLF assets including networks, systems, application, data, funds, and staff, and facilitate incident response and resolution. HTLF’s third line of defense is led by our Chief Audit Executive.

Our primary objectives for managing cybersecurity risk are to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt, exploit or misuse our information or systems. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. The NIST cybersecurity framework is a nationally recognized industry standard for mitigating organizational cybersecurity risks, which includes identifying risks, protecting assets, detecting threats, responding to incidents, and recovery from incidents. The NIST cybersecurity framework uses standards, procedures and best practices, and is integrated into the HTLF Security team’s overall risk management system and processes, including oversight of third-party service providers. Management of the HTLF's third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven from risk factors established by Enterprise Risk Management through its Third Party Risk Management Program. The process provides awareness and collaboration across all internal teams including Information Security and Business Continuity. A technical requirements review process is conducted on new or significantly changed third parties, applications, or technology to ensure that systems or third parties meet certain security baseline requirements. Further, HTLF's Security program also provides for annual mandatory training for employees regarding security awareness and understanding of how to properly use and protect the company assets, including computing resources entrusted to them, and to communicate the company's information security policies, standards, processes and practices.

To address evolving cybersecurity risks and corresponding regulations, the HTLF Security team uses Federal Financial Institutions Examination Council ("FFIEC") booklets and Cybersecurity and Infrastructure Agency ("CISA") guidance; identifies and defines emerging risks using third-party research and subject matter expert consultants; executes strategic cyber threat assessments; performs new product and initiative reviews; performs data management risk oversight; and conducts cyber risk reviews as part of HTLF’s Third Party Risk Management process, which oversees and identifies risks, including cybersecurity threats, associated with our use of third-party service providers. The HTLF Security team conducts periodic tabletop exercises to test HTLF business units’ capabilities to respond to various security incidents, including cyber-attacks.

Governance

Our CISO is accountable for managing our enterprise information security department and delivering our information security program. The responsibilities of this department include cybersecurity governance (policies and procedures), risk assessment, defense operations, incident response, vulnerability monitoring, threat intelligence, identity access governance, information security/cyber related third-party risk management, and business continuity. Moreover, the Security function is responsible for assessing, managing and remediating material risks from cybersecurity threats. The Security management team has the technical, management and project leadership experience in mid-sized or larger banks, maintains appropriate technical certifications, and stay abreast of industry, technical and regulatory best practices and requirements.

If a cybersecurity event occurs, the CISO leads the HTLF Incident Response Team as part of our Incident Response Plan designed to help reduce the risks related to security incidents by providing guidelines on responding to incidents by focusing on a roadmap for coordinating personnel, policies, and procedures to ensure incidents are detected, analyzed, and handled to mitigate material risks. The CISO and CRO work with key cross functional stakeholders, including members of executive leadership and provide updates to the HTLF Risk Committee on the status and impact of the cybersecurity event, as well as review the event with the Risk Committee following its ultimate resolution in order to share root cause and lessons learned from the incident.

HTLF has implemented a robust corporate governance framework comprised of the HTLF Board of Directors and its committees; which in turn delegate authority to management for implementation of the risk management program including cybersecurity as an integral component. The corporate governance framework is designed to provide transparency through routine reporting as provided by the CISO to facilitate effective oversight of cybersecurity risk by the Board and executive management. The management committee layer of the corporate governance framework is supported by an Operational Risk Committee which serves as a key forum for the CISO to report quarterly updates on HTLF's cybersecurity risk profile, key metrics and risk indicators used to monitor the operating environment, emerging risks and threats as well as any cybersecurity incidents or events. In addition, the CISO has a routine reporting cadence with the Executive Risk Management Committee and the HTLF Risk Committee on the status of the cyber security management program, including trending of key risk metrics, results of risk assessments, audits and regulatory examinations.

HTLF has not been materially affected by any cyber security incidents to date, nor are we aware of any cyber security incident which we believe would have a material impact on us in the future. Nevertheless, like all financial institutions, we are subject to the risk that cybersecurity threats will continue to evolve and may materially impact us in the future. These factors are further detailed in the "Risk Factors" section included under Item 1A of Part I of this Annual Report on Form 10-K, including under the caption “Security breaches, cyber-attacks or other similar incidents with respect to our or our vendors’ systems or network security, as well as the resulting theft or compromise of business and customer information, including personal information, could adversely affect our business or reputation, and create significant legal, regulatory or financial exposure.”

ITEM 2. PROPERTIES

The following table lists the principal operating facilities and the home offices of HTLF and HTLF Bank as of December 31, 2023:

Name and Main Facility Address	Main Facility Square Footage	Main Facility Owned or Leased	Number of Locations(1)
Heartland Financial USA, Inc. 1800 Larimer Street Suite 1800 Denver, CO 80202	7,100	Lease term through 2030	2
HTLF Bank 1800 Larimer Street Suite 100 Denver, CO 80202	8,700	Lease term through 2030	119

(1) Includes 2 loan production offices for HTLF Bank

The corporate office of HTLF is located at 1800 Larimer Street, Suite 1800, in Denver, Colorado. A majority of the support functions of HTLF Bank are performed at 700 Locust Street, Suites 400, 500 and 600 in Dubuque, Iowa.

For information on obligations related to our leased facilities, see Note Twenty-two, "Leases," to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which HTLF or its subsidiaries are a party to at December 31, 2023, other than ordinary routine litigation incidental to their respective businesses. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HTLF's consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names and ages of the executive officers of HTLF, the position held by these officers with HTLF, and the positions held with HTLF, are set forth below:

Name	Age	Position with HTLF and Subsidiaries and Principal Occupation
Bruce K. Lee	63	Chief Executive Officer, President and Director
Kevin L. Thompson	50	Executive Vice President and Chief Financial Officer
Janet M. Quick	58	Executive Vice President, Deputy Chief Financial Officer, and Principal Accounting Officer
Deborah K. Deters	59	Executive Vice President and Chief Human Resources Officer
Mark E. Frank	64	Executive Vice President and Chief Operating Officer
Nathan R. Jones	51	Executive Vice President and Chief Credit Officer
Robert S. Kahn	55	Executive Vice President and Chief Strategy Officer
Jay L. Kim	60	Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel
Tamina L. O'Neill	54	Executive Vice President and Chief Risk Officer
David A. Prince	53	Executive Vice President and Head of Commercial Banking
Kevin G. Quinn	63	Executive Vice President and Chief Banking Officer

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

Kevin L. Thompson joined HTLF in December 2023, and was appointed Executive Vice President, Chief Financial Officer effective January 1, 2024. Prior to joining HTLF, Mr. Thompson most recently served as Executive Vice President, Chief Financial Officer with PacWest Bancorp in Los Angeles, California from November of 2022 through November of 2023. Prior to his service at PacWest Bancorp, Mr. Thompson has served as CFO of several financial institutions, most recently First Foundation Inc. from 2020 to 2022 and Opus Bank from 2017 to 2020. He is an active holder of the certified public accountant certification.

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

Robert S. Kahn joined HTLF in October 2023 as Executive Vice President, Chief Strategy Officer. Prior to joining HTLF, Mr. Kahn had worked at MUFG Bank, N.A. since 2006, last serving as the Managing Director, Head of Commercial Banking and Service Administration since 2013, where his responsibilities included providing operational, strategic planning and decision support, business performance and financial analysis, and sales reporting. Mr. Kahn has an extensive background driving growth and sales enablement initiatives, process and efficiency improvements, platform and technology enhancements, organizational re-design, and communications.

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

Tamina L. O'Neill joined HTLF in August 2019 as Executive Vice President, Chief Risk Officer. Ms. O’Neill was most recently Senior Vice President and Director of Enterprise and Operational Risk Management at MB Financial Bank, a Chicago based mid-size institution from 2013 until joining HTLF. Ms. O’Neill’s experience spans small, mid-size and larger global financial institutions as her financial services and risk management career began over 30 years ago with LaSalle Bank/ABN AMRO, a global financial institution. Over the course of her career, she has built programs and led teams in government lending, commercial banking compliance, corporate compliance, operational risk and enterprise risk management.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HTLF's common stock was held by approximately 2,372 stockholders of record as of February 15, 2024, and approximately 17,488 additional stockholders held shares in street name. The common stock of HTLF has been quoted on the Nasdaq Stock Market since May 2003 under the symbol "HTLF" and is a Nasdaq Global Select Market security.

On March 17, 2020, HTLF's board of directors authorized management to acquire and hold up to 5% of capital or $91.1 million as of December 31, 2023, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended December 31, 2023.

The following table and graph show a five-year comparison of cumulative total returns for HTLF, the Nasdaq Composite Index, the KBW Nasdaq Bank Index and the S&P U.S. BMI Banks Index, in each case assuming investment of $100 on December 31, 2018, and reinvestment of dividends. The table and graph were prepared at our request by S&P Global Market Intelligence.

Cumulative Total Return Performance
	As of December 31,
	2018	2019	2020	2021	2022	2023
Heartland Financial USA, Inc.	$100.00	$114.87	$95.37	$121.93	$114.95	$96.25
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
KBW Nasdaq Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 2018

* Total return assumes reinvestment of dividends

Total Return Performance
Index Value ($)
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

For a discussion of 2022 results of operations, including a discussion of the financial results for the fiscal year ended December 31, 2022, compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note One, "Summary of Significant Accounting Policies," for further discussion on HTLF's critical accounting policies.

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

For certain commercial and agricultural loans and any related unfunded loan commitments, the expected credit losses are calculated on a pool basis through a transition matrix model derived life of loan probability of default and loss given default methodology. The probability of default and loss given default methodology have been developed using HTLF’s historical loss experience over the look back period, currently over the most recent 16 years. For smaller commercial and agricultural loans, residential real estate loans and consumer loans and any related unfunded loan commitments, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back-period. The loss rates used in the allowance calculation are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. All individually assessed loan calculations are completed at least semi-annually.

HTLF's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially affect the level of recognized loan losses, that, for whatever reason, may not be represented in the quantitative analysis performed in determining its base loan loss rates.

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

The appropriateness of the allowance for credit losses is monitored on an ongoing basis by the credit administration group, loan review staff, executive and senior management and the boards of directors of HTLF and HTLF Bank. There can be no assurances that the allowance for credit losses will be adequate to cover all current expected credit losses, but management believes that the allowance for credit losses was appropriate at December 31, 2023. While management uses available information to provide for credit losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based on changes in economic conditions.

Should economic conditions deteriorate, borrowers may experience financial difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for credit losses. Conversely, improvement in credit quality and economic conditions may allow for a reduction of provision for credit losses. Any unanticipated changes could have a significant impact on the results of operations.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses carried by HTLF Bank. Such agencies may require us to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

Business Combinations, Goodwill and Core Deposit Intangibles

We record all assets and liabilities purchased in an acquisition, including intangibles, at fair value. Determining the fair value of assets and liabilities acquired often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include the use of estimates. Goodwill and indefinite-lived assets are not amortized but are subject to, at a minimum, annual tests for impairment. In certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Core deposit intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial fair value measurement of loans and core deposit intangibles require us to make subjective judgments concerning estimates of how the acquired assets will perform in the future using valuation methods. The fair value of acquired loans is based on a discounted cash flow methodology that projects principal and interest payments using key assumptions related to the discount rate and loss rates. The fair value of core deposit intangibles is based on the cost savings approach under a discounted cash flow methodology, whereby projected net cash flow benefits are derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to the discount rate, deposit attrition rates and net costs, including discounted cash flow analyses. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors, changes in revenue growth trends, cost structures, technology, changes in discount rates, and market conditions. In determining the reasonableness of cash flow estimates, HTLF reviews historical performance of the underlying assets or similar assets in an effort to assess and validate assumptions utilized in its estimates.

OVERVIEW

HTLF is a bank holding company operating under the brand name "HTLF" and provides banking, wealth management, investment and retirement plan services to businesses and consumers. HTLF's independently branded Bank Divisions serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin from 117 locations as of December 31, 2023. Our primary objectives are to increase profitability, support our communities and grow our customer base through organic loan and deposit growth in markets we serve.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, net securities gains/(losses), net gains on sale of loans held for sale, capital markets fees and income on bank owned life insurance also affect our results of operations. Our principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, FDIC insurance assessments, advertising, core deposit intangibles and customer relationship intangibles amortization, other real estate and loan collection expenses, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

HTLF Response to Banking Industry Disruptions

The banking industry experienced significant disruptions in March 2023, including bank failures, which has since caused industry-wide concerns related to deposit outflows, liquidity, continued interest rate increases and unrealized losses on securities. In response to the concerns, management continues to:
•help customers facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificate of Deposit Registry Service ("CDARS") products,
•monitor deposit flows and adjust deposit pricing and customer acquisition incentives to address the highly competitive deposit environment,
•maintain borrowing capacity through various federal programs, including the Federal Reserve Discount Window and the Federal Reserve's Bank Term Funding Program ("BTFP"), which totaled $1.92 billion as of December 31, 2023, of which no balance was drawn, and also including Federal Home Loan Bank ("FHLB") advances, which totaled $1.15 billion as of December 31, 2023, of which $521.2 million was drawn, and
•reduce the investment portfolio through scheduled maturities and selective sales of investments, including the recently executed a balance sheet repositioning, which reduced investments and related wholesale funding by $865.4 million.

As of December 31, 2023:
•61% of HTLF's deposits were insured or collateralized.
•HTLF's capital ratios substantially exceeded well-capitalized regulatory thresholds, and management believes that HTLF would remain well-capitalized in the event that regulatory rules were adopted requiring that unrealized losses in the total investment portfolio be included in the calculation of regulatory capital ratios.

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of December 31, 2023:
•Outstanding loans totaling $424.7 million, with an average loan size of $1.4 million, were collateralized by non-owner occupied office space, which represents 3.5% of the total loans held to maturity and 2.7% of the total loan portfolio by exposure.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.

HTLF monitors the risk exposure in the loan portfolio for both industry and geographic concentrations. In response to the increases in fed funds rate to a 23-year high during 2023, HTLF has developed a process to better identify higher credit risk borrowers. This process flags specific risk drivers and identifies borrowers who exhibit indications of risk; including but not limited to, utilization rate increases, risk rating migration, delinquencies and industries with higher risk in recessions including office and medical office space related loans.

2023 Overview

Net income available to common stockholders was $71.9 million, or $1.68 per diluted common share, for the year ended December 31, 2023, compared to $204.1 million or $4.79 per diluted common share for the year ended December 31, 2022. Return on average common equity was 4.19% and return on average assets was 0.40% for the year ended December 31, 2023, compared to 11.74% and 1.08%, respectively, for the year ended December 31, 2022.

Adjusted earnings available to common stockholders (non-GAAP)(1), which excludes losses related to balance sheet repositioning, losses on sale or write-down of assets, FDIC special assessment expense, and restructuring costs, was $193.9 million for the year ended December 31, 2023, compared to $209.5 million for the year ended December 31, 2022, a decrease of $15.6 million or 7%. Adjusted diluted earnings per common share(1) were $4.53 for the year ended December 31, 2023, compared to $4.91 for the year ended December 31, 2022, a decrease of $0.38 or 8%. Adjusted annualized return on average common equity(1) was 11.31% and adjusted annualized return on average assets(1) was 1.01% for the year ended December 31, 2023, compared to 12.06% and 1.11%, respectively, for the year ended December 31, 2022.

Total assets of HTLF were $19.41 billion at December 31, 2023, a decrease of $832.5 million or 4% from December 31, 2022. The decrease in total assets was primarily attributable to a sizeable reduction in the investment portfolio due to the sale of securities for the balance sheet repositioning and amortization during the year. Securities represented 29% of total assets at December 31, 2023, compared to 35% of total assets at December 31, 2022.

Total loans held to maturity were $12.07 billion at December 31, 2023, compared to $11.43 billion at December 31, 2022, which was an increase of $640.3 million or 6%.

Total deposits were $16.20 billion as of December 31, 2023, compared to $17.51 billion as of December 31, 2022, a decrease of $1.31 billion or 7%. Total customer deposits were $14.86 billion as of December 31, 2023, compared to $15.22 billion at December 31, 2022, which was a decrease of $367.3 million or 2%. Total wholesale and institutional deposits were $1.35 billion as of December 31, 2023, compared to $2.29 billion as of December 31, 2022, which was a decrease of $943.9 million or 41%.

Common stockholders' equity was $1.82 billion at December 31, 2023, compared to $1.62 billion at December 31, 2022. Book value per common share was $42.69 at December 31, 2023, compared to $38.25 at December 31, 2022. HTLF's unrealized loss on securities available for sale including the unrealized gain on the fair value of security hedges, net of applicable taxes, was $453.7 million at December 31, 2023, compared to an unrealized loss of $619.2 million at December 31, 2022.

During the first quarter of 2023, HTLF reclassified customer swap and loan syndication income (collectively, "capital markets fees") to capital markets fees from other noninterest income on the consolidated statements of income, and all prior periods have been adjusted.

During the second quarter of 2023, HTLF reclassified Federal Deposit Insurance Corporation ("FDIC") insurance premiums to FDIC insurance assessments from professional fees on the consolidated statements of income, and all prior periods have been adjusted.

2023 Developments

Sale of HTLF Retirement Plan Services Recordkeeping and Administration
As of March 29, 2023, Dubuque Bank & Trust, a division of HTLF Bank, entered into an agreement to sell and transfer the recordkeeping and administration services component of HTLF’s Retirement Plan Services business to July Business Services ("July") in order to augment the comprehensive retirement plan solutions offered to clients with enhanced technology and an expanded suite of product offerings that clients expect from a top retirement services provider. The transaction was completed in the second quarter of 2023 resulting in a gain of $4.3 million, which is included in the gain on sales and valuations of assets on the consolidated statements of income.

Sale of First Bank & Trust Mortgage Servicing Rights
On March 31, 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio, which consisted of approximately 4,500 loans serviced for others with an unpaid principal balance of $698.5 million. First Bank & Trust provided interim servicing of the loans until the transfer date of May 1, 2023.

Goodwill Impairment Testing
Following the banking industry disruption in March 2023, the sustained decline in the share prices of banking industry stock prices, including HTLF's, was deemed to be a triggering event which caused management to perform impairment testing on its goodwill in the second quarter of 2023. Based on the testing and analysis performed, management concluded that none of the goodwill at any of HTLF's reporting units was impaired. HTLF also conducted its annual internal assessment of the goodwill at HTLF or HTLF's reporting units as of September 30. There was no goodwill impairment as of the most recent assessment.

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

Balance Sheet Repositioning

During the fourth quarter of 2023, as a part of the new HTLF 3.0 strategic initiatives, HTLF sold investment securities with a combined yield of 2.69% in a series of sale transactions, resulting in proceeds totaling approximately $865.4 million and realized securities losses of $140.0 million or $106.8 million after tax. HTLF utilized the proceeds to reduce its wholesale deposits and short-term borrowings, which carried an interest rate of approximately 5.50%.
These transactions decreased earning assets by approximately $865.4 million during the fourth quarter of 2023. HTLF's net interest income increased $10.4 million from $145.8 million for the third quarter of 2023 to $156.1 million for the fourth quarter of 2023 largely as result of the balance sheet reposition. The common equity ratio increased from 8.16% at December 31, 2022, to 8.49% at September 30, 2023, and 9.27% at December 31, 2023. In addition, the tangible common equity ratio(1) increased from 5.21% at December 31, 2022, to 5.73% at September 30, 2023, and 6.53% at December 31, 2023. Because the securities sold were held on the balance sheet as available for sale, the incurred losses had already been included in calculating tangible common equity.

HTLF will continue to manage its balance sheet and investment portfolio through purchases and/or sales of investments in order to effectively manage its balance sheet and liquidity and interest rate positions.

Charter Consolidation Update
During 2023, Wisconsin Bank & Trust, Bank of Blue Valley, First Bank & Trust, Rocky Mountain Bank, New Mexico Bank & Trust and Dubuque Bank and Trust were consolidated into HTLF Bank, which successfully completed the consolidation of all 11 charters. Total consolidation restructuring costs were $16.9 million, of which $7.3 million was incurred in 2023.

HTLF 3.0
HTLF's new strategic plan, HTLF 3.0, was announced and initiated in the fourth quarter of 2023. HTLF 3.0 is a connected set of initiatives that includes investing in growth through banker expansion and talent acquisition, expanding Treasury Management products and capabilities, enhancement of consumer and small business digital platforms, and footprint and facilities optimization. As part of these initiatives, in the fourth quarter of 2023, HTLF repositioned its balance sheet, centralized retail management span of control, and took further steps to optimize its facilities.

Common Stock Dividend Increase
The common stock dividend was increased from $0.28 per common share to $0.30 in the first quarter of 2023 and was maintained at this level in all four quarters of 2023.

Subsequent Events

Planned Retirement of Chief Executive Officer
On February 13, 2024, Bruce K. Lee, the Company’s President and Chief Executive Officer (“CEO”), and a member of the Board of Directors (the “Board”), informed the Board that he intends to retire by the end of 2024. Mr. Lee has agreed that he will continue to serve as the Company’s CEO until his successor is chosen and assumes the role of CEO, and will assist in the transition and retire from the Company at the end of the year. Mr. Lee also indicated that concurrent with his successor assuming the role of CEO of the Company, he intends to retire from the Board. The Board has formed a search committee and will use Heidrick & Struggles, a nationally recognized executive recruiting firm, to begin a nationwide search for Mr. Lee’s successor.

Sale of Rocky Mountain Bank
Subsequent to December 31, 2023, in February of 2024, HTLF Bank signed definitive agreements to sell its nine Rocky Mountain Bank division branches to two purchasers. The agreements include the sale of approximately $588.9 million of deposits, $365.9 million of loans and $13.6 million of premises, furniture and equipment. The transaction is expected to close in the latter half of 2024. The sales are expected to improve capital and increase the efficiency of HTLF's footprint, aligning with HTLF 3.0.

2022 Overview

Net income available to common stockholders was $204.1 million, or $4.79 per diluted common share, for the year ended December 31, 2022, compared to $211.9 million or $5.00 per diluted common share for the year ended December 31, 2021. Return on average common equity was 11.74% and return on average assets was 1.08% for the year ended December 31, 2022, compared to 10.49% and 1.19%, respectively, for the year ended December 31, 2021.

Total assets of HTLF were $20.24 billion at December 31, 2022, an increase of $969.7 million or 5% since December 31, 2021. Securities represented 35% of total assets at December 31, 2022, compared to 40% of total assets at December 31, 2021.

Total loans held to maturity were $11.43 billion at December 31, 2022, compared to $9.95 billion at December 31, 2021, which was an increase of $1.47 billion or 15%. Excluding total PPP loans, total loan held to maturity increased $1.66 billion or 17% since year end 2021.

Total deposits were $17.51 billion as of December 31, 2022, compared to $16.42 billion as of December 31, 2021, an increase of $1.10 billion or 7%.

Common stockholders' equity was $1.62 billion at December 31, 2022, compared to $2.07 billion at December 31, 2021. Book value per common share was $38.25 at December 31, 2022, compared to $49.00 at December 31, 2021. HTLF's unrealized gains and losses on securities available for sale, net of applicable taxes, reflected an unrealized loss of $619.2 million compared to an unrealized loss of $4.4 million at December 31, 2021.

2022 Developments

Charter Consolidation Update
In the fourth quarter of 2021, the HTLF Board of Directors unanimously approved a plan to consolidate its 11 bank charters. In the second quarter of 2022, the consolidation project advanced from planning to execution with Citywide Banks' initial consolidation into an operating division of HTLF Bank. During the remainder of 2022, the charters of Premier Valley Bank, Minnesota Bank & Trust, Arizona Bank & Trust and Illinois Bank & Trust were consolidated into HTLF Bank, operating as divisions of HTLF Bank. Charter consolidation utilized an operating model that retains the current brands, local leadership and local decision making.

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

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021
STATEMENT OF INCOME DATA
Interest income	$953,796	$674,656	$588,760
Interest expense	352,559	76,420	28,200
Net interest income	601,237	598,236	560,560
Provision (benefit) for credit losses	21,707	15,370	(17,575)
Net interest income after provision for credit losses	579,530	582,866	578,135
Noninterest income	(20,926)	128,264	128,935
Noninterest expenses	461,827	443,377	431,812

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021
Income taxes	16,857	55,573	55,335
Net income	79,920	212,180	219,923
Preferred dividends	(8,050)	(8,050)	(8,050)
Net income available to common stockholders	$71,870	$204,130	$211,873

Adjusted earnings available to common stockholders (non-GAAP)(1)	$193,924	$209,527	$203,649
PER COMMON SHARE DATA
Net income – diluted	$1.68	$4.79	$5.00
Adjusted diluted earnings per common share	4.53	4.91	4.80
Cash dividends	1.20	1.09	0.96
Dividend payout ratio	71.43%	22.76%	19.20%
Book value per common share (GAAP)	$42.69	$38.25	$49.00
Tangible book value per common share (non-GAAP)(1)	28.77	24.09	34.59
Weighted average shares outstanding-diluted	42,791,795	42,630,703	42,410,611
Tangible common equity ratio (non-GAAP)(1)	6.53%	5.21%	7.84%

BALANCE SHEET DATA
Investments	$5,576,409	$7,051,114	$7,697,650
Loans held for sale	5,071	5,277	21,640
Total net loans receivable held to maturity	12,068,645	11,428,352	9,954,572
Allowance for credit losses-loans	122,566	109,483	110,088
Total assets	19,411,707	20,244,228	19,274,549
Total deposits	16,201,714	17,513,009	16,417,255
Term debt	372,396	371,753	372,072
Preferred equity	110,705	110,705	110,705
Common stockholders’ equity	1,822,412	1,624,350	2,071,473

EARNINGS PERFORMANCE DATA
Annualized return on average assets	0.40%	1.08%	1.19%
Annualized adjusted return on average assets (non-GAAP)(2)	4.19%	11.74%	10.49%
Adjusted annualized return on average assets (non-GAAP)(1)	1.01	1.11	1.14
Annualized return on average common equity	4.19	11.74	10.49
Adjusted annualized return on average common equity (non-GAAP)(1)	11.31	12.06	10.08
Annualized return on average tangible common equity (non-GAAP)(1)	6.89	18.55	15.59
Adjusted annualized return on average tangible common equity (non-GAAP)(1)	17.82%	19.03%	14.99%
Annualized net interest margin	3.29	3.32	3.29
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.33	3.37	3.33
Efficiency ratio (GAAP)	79.58	61.03	62.63
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	59.06	57.74	59.48
Annualized ratio of total noninterest expenses to average assets (GAAP)	2.30	2.26	2.33
Annualized ratio of core expenses to average assets (non-GAAP)(1)	2.15	2.16	2.22

FINANCIAL HIGHLIGHTS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.57%	0.33%	0.37%
Nonperforming loans to total loans	0.81	0.51	0.70
Net loan charge-offs to average loans	0.11	0.11	0.04
Allowance for credit losses to total loans	1.02	0.96	1.11
Allowance for lending related credit losses to total loans	1.15	1.13	1.26
Allowance for credit losses to nonperforming loans	125.15	187.14	157.45

CONSOLIDATED CAPITAL RATIOS
Average equity to average assets	9.10%	9.42%	11.51%
Average common equity to average assets	8.55	8.86	10.92
Total capital to risk-adjusted assets	14.53	14.76	15.90
Tier 1 capital	11.69	11.81	12.39
Common equity tier 1	10.97	11.07	11.53
Tier 1 leverage	9.44	9.13	8.57

(1) Refer to the "Non-GAAP Financial Measures" section after these financial tables for additional information on the usage and presentation of these non-GAAP measures, and refer to these tables for reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023		2022	2021
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,822,412		$1,624,350	$2,071,473
Less goodwill	576,005		576,005	576,005
Less other intangible assets, net	18,415		25,154	32,988
Tangible common stockholders' equity (non-GAAP)	$1,227,992		$1,023,191	$1,462,480

Common shares outstanding, net of treasury stock	42,688,008		42,467,394	42,275,264
Common stockholders' equity (book value) per share (GAAP)	$42.69		$38.25	$49.00
Tangible book value per common share (non-GAAP)	$28.77		$24.09	$34.59

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Total assets (GAAP)	$19,411,707	$—	$20,244,228	$19,274,549
Less goodwill	576,005		576,005	576,005
Less core deposit intangibles and customer relationship intangibles, net	18,415		25,154	32,988
Total tangible assets (non-GAAP)	$18,817,287		$19,643,069	$18,665,556
Tangible common equity ratio (non-GAAP)	6.53%		5.21%	7.84%

Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$71,870		$204,130	$211,873

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021
Plus core deposit and customer intangibles amortization, net of tax(1)	5,142	6,071	7,422
Adjusted net income available to common stockholders (non-GAAP)	$77,012	$210,201	$219,295

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021
Average common stockholders' equity (GAAP)	$1,714,983	$1,738,041	$2,020,200
Less average goodwill	576,005	576,005	576,005
Less average other intangibles, net	21,667	28,912	37,554
Average tangible common equity (non-GAAP)	$1,117,311	$1,133,124	$1,406,641
Annualized return on average common equity (GAAP)	4.19%	11.74%	10.49%
Annualized return on average tangible common equity (non-GAAP)	6.89%	18.55%	15.59%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$601,237	$598,236	$560,560
Plus tax-equivalent adjustment(1)	8,555	8,399	7,212
Net interest income, fully tax-equivalent (non-GAAP)	$609,792	$606,635	$567,772
Average earning assets	$18,301,190	$18,021,134	$17,025,088
Net interest margin (GAAP)	3.29%	3.32%	3.29%
Net interest margin, fully tax-equivalent (non-GAAP)	3.33%	3.37%	3.33%

Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$601,237	$598,236	$560,560
Plus tax-equivalent adjustment(1)	8,555	8,399	7,212
Net interest income, fully tax-equivalent (non-GAAP)	609,792	606,635	567,772
Noninterest income (GAAP)	(20,926)	128,264	128,935
Securities losses/(gains), net	141,539	425	(5,910)
Unrealized (gain)/loss on equity securities, net	(240)	622	(58)
Valuation adjustment on servicing rights	—	(1,658)	(1,088)
Adjusted revenue (non-GAAP)	$730,165	$734,288	$689,651

Total noninterest expenses (GAAP)	$461,827	$443,377	$431,812
Less:
Core deposit intangibles and customer relationship intangibles amortization	6,739	7,834	9,395
Partnership investment in tax credit projects	5,401	5,040	6,303
(Gain)/loss on sales/valuations of assets, net	(77)	(1,047)	588
Acquisition, integration and restructuring costs	10,359	7,586	5,331
FDIC special assessment	8,145	—	—
Core expenses (non-GAAP)	$431,260	$423,964	$410,195
Efficiency ratio (GAAP)	79.58%	61.03%	62.63%
Efficiency ratio, fully tax-equivalent (non-GAAP)	59.06%	57.74%	59.48%

Reconciliation of Annualized Ratio of Core Expenses to Average Assets
Total noninterest expenses (GAAP)	$461,827	$443,377	$431,812
Core expenses (non-GAAP)	431,260	423,964	410,195

Average assets	$20,053,004	$19,621,839	$18,508,273
Total noninterest expenses to average assets (GAAP)	2.30%	2.26%	2.33%

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021
Core expenses to average assets (non-GAAP)	2.15%	2.16%	2.22%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$1,686	$1,404	$578
Occupancy	1,092	—	10
Furniture and equipment	19	—	655
Professional fees	4,412	5,082	2,867
Advertising	550	382	173
(Gain)/loss on sales/valuations of assets, net	—	—	39
Other noninterest expenses	2,600	718	1,009
Total acquisition, integration and restructuring costs	$10,359	$7,586	$5,331

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

NON-GAAP RECONCILIATIONS (Dollars in thousands, except per share data)
	As of and For the Years Ended December 31,
	2023	2022	2021

Reconciliation of Adjusted Earnings (non-GAAP)
Net income/(loss)	$79,920	$212,180	$219,923
Loss (gain) from sale of securities	141,539	425	(5,910)
(Gain) loss on sales/valuation of assets, net	(77)	(1,047)	588
Acquisition, integration and restructuring costs	10,359	7,586	(5,331)
FDIC special assessment	8,145	—	—
Total adjustments	159,966	6,964	(10,653)
Tax effect of adjustments(2)	(37,912)	(1,567)	2,429
Adjusted earnings	$201,974	$217,577	$211,699

Preferred dividends	(8,050)	(8,050)	(8,050)
Adjusted earnings available to common stockholders	$193,924	$209,527	$203,649

Plus core deposit and customer relationship intangibles amortization, net of tax(2)	5,142	6,071	7,253
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$199,066	$215,598	$210,902

Reconciliation of Adjusted Annualized Return on Average Assets
Average assets	$20,053,004	$19,621,839	$18,508,273
Adjusted annualized return on average assets (non-GAAP)	1.01%	1.11%	1.14%

Reconciliation of Adjusted Annualized Return on Average Common Equity
Average common stockholders' equity (GAAP)	$1,714,983	$1,738,041	$2,020,200
Adjusted annualized return on average common equity (non-GAAP)	11.31%	12.06%	10.08%

Reconciliation of Adjusted Annualized Return on Average Tangible Common Equity
Average tangible common equity (non-GAAP)	$1,117,311	$1,133,124	$1,406,641
Adjusted annualized return on average tangible common equity (non-GAAP)	17.82%	19.03%	14.99%

Reconciliation of Adjusted Diluted Earnings Per Common Share
Weighted average shares outstanding-diluted	42,791,795	42,630,703	42,410,611
Adjusted diluted earnings per common share	$4.53	$4.91	$4.80

(2) Tax effect is calculated based on the respective periods’ year-to-date effective tax rate excluding the impact of discrete items.

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

The non-GAAP measures presented in this Annual Report on Form 10-K, management's reason for including each measure and the method of calculating each measure are presented below:
•Adjusted earnings available to common stockholders, adjusts net income for the loss/(gain) from sale of securities, and other non-operating expenses as well as the tax effect of those transactions. Management believes this measure enhances the comparability net income available to common stockholders as it reflects adjustments commonly made by management, investors and analysts to evaluate the ongoing operations and enhance comparability with the results of prior periods.
•Adjusted annualized return on average assets, adjusts net income for the loss/(gain) from sale of securities, and other non-operating expenses as well as the tax effect of those transactions. Management believes this measure enhances the comparability of annualized return on average assets as it reflects adjustments commonly made by management, investors and analysts to evaluate the ongoing operations and enhance comparability with the results of prior periods.
•Adjusted annualized return on average common equity, adjusts net income for the loss/(gain) from sale of securities, and other non-operating expenses as well as the tax effect of those transactions. Management believes this measure enhances the comparability of annualized return on average assets as it reflects adjustments commonly made by management, investors and analysts to evaluate the ongoing operations and enhance comparability with the results of prior periods.
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
•Adjusted annualized return on average tangible common equity, adjusts net income available to common stockholders for the loss/(gain) from sale of securities, and other non-operating expenses as well as the tax effect of those transactions. Management believes this measure enhances the comparability of annualized return on average assets as it reflects adjustments commonly made by management, investors and analysts to evaluate the ongoing operations and enhance comparability with the results of prior periods.
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
•Adjusted efficiency ratio, fully tax equivalent, expresses adjusted noninterest expenses as a percentage of fully tax-equivalent net interest income and adjusted noninterest income. This adjusted efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Annual Report on Form 10-K.
•Annualized ratio of core expenses to average assets adjusts noninterest expenses to exclude specific items noted in the reconciliation. Management includes this measure as it is considered to be a critical metric to analyze and evaluate controllable expenses related to primary business operations.

RESULTS OF OPERATIONS

Net Interest Margin and Net Interest Income
HTLF's management seeks to optimize net interest income and net interest margin through the growth of earning assets and customer deposits while managing asset and liability positions to maximize HTLF's profitability.

Net interest income is the difference between interest income earned on earning assets and interest expense paid on interest bearing liabilities. As such, net interest income is affected by changes in the volume of and yields on earning assets, and the volume of and rates paid on interest bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for a description of our use of net interest income and net interest margin on a fully tax-equivalent basis, which is not defined by GAAP, and a reconciliation of annualized net interest margin on a fully tax-equivalent basis to GAAP.

Net interest margin, expressed as a percentage of average earning assets, was 3.29% (3.33% on a fully tax-equivalent basis, non-GAAP) during 2023, compared to 3.32% (3.37% on a fully tax-equivalent basis, non-GAAP) during 2022 and 3.29% (3.33% on a fully tax-equivalent basis, non-GAAP) during 2021.

Net interest margin for the year ended December 31, 2023, compared to the year ended December 31, 2022
Total interest income and average earning asset changes for 2023 compared to 2022 were:
•Total interest income increased $279.1 million or 41% to $953.8 million from $674.7 million, which was primarily attributable to higher yields and an increase in average loans.
•Total interest income on a tax-equivalent basis (non-GAAP) was $962.4 million compared to $683.1 million, which was an increase of $279.3 million or 41%.
•Average earning assets increased $280.1 million or 2% to $18.30 billion from $18.02 billion, which was primarily attributable to loan growth, which was offset by a reduction in securities balances.
•The average rate on earning assets increased 147 basis points to 5.26% compared to 3.79%, which was primarily due to recent increases in market interest rates and a shift in earning asset mix.

Total interest expense and average interest-bearing liability changes for 2023 compared to 2022 were:
•Total interest expense increased $276.1 million to $352.6 million compared to $76.4 million.
•The average rate paid on HTLF's interest bearing liabilities increased 206 basis points to 2.73% compared to 0.67%, which was primarily due to recent increases in market interest rates, competition for deposits, and deposit mix changes.
•Average interest-bearing deposits increased $1.44 billion or 13% to $12.34 billion from $10.90 billion. The increase was primarily due to the increase in average wholesale deposits, which totaled $2.52 billion compared to $1.21 billion.
•The average rate paid on HTLF's interest bearing deposits increased 206 basis points to 2.59% compared to 0.52%, which was primarily attributable to recent increases in market interest rates.
•Average borrowings increased $36.4 million or 7% to $576.7 million from $540.3 million. The average interest rate paid on HTLF's borrowings was 5.70% compared to 3.62%.

Net interest income changes for 2023 compared to 2022 were:
•Net interest income totaled $601.2 million compared to $598.2 million, which was an increase of $3.0 million or 1%.
•Net interest income on a tax equivalent basis (non-GAAP) totaled $609.8 million compared to $606.6 million, which was an increase of $3.2 million or 1%.

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

Total interest expense and average interest-bearing liability changes for 2022 compared to 2021 were:
•Total interest expense increased $48.2 million to $76.4 million compared to $28.2 million.

•The average rate paid on HTLF's interest bearing liabilities increased 39 basis points to 0.67% compared to 0.28%, which was primarily due to recent increases in market interest rates and deposit growth, including wholesale funding.
•Average interest-bearing deposits increased $1.45 billion or 15% to $10.90 billion from $9.45 billion. Average wholesale deposits totaled $1.02 billion compared to $5.2 million.
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

HTLF's future net interest margin may be impacted by several factors including changes in market interest rates driven by the Federal Reserve, our ability to grow customer deposits to replace wholesale deposits, pressure on deposit pricing due to competition, and our ability to utilize cash flow from the investment portfolio to reduce wholesale deposits and borrowings. Management anticipates utilizing cash flow from the investment portfolio to pay down wholesale deposits and short-term borrowings to improve net interest margin. In 2023, the Federal Reserve increased the federal funds rate four times for a total of 100 basis points to a 23-year high. The Federal Reserve has indicated it will closely assess economic data, but has signaled it may reduce the Federal funds interest rate in the latter half of 2024. Ultimately, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

We attempt to manage our balance sheet to minimize the effect that a change in interest rates has on our net interest income. We continue to work toward improving both our earning assets and funding mix through targeted organic growth strategies, which we believe will result in additional net interest income. We model and review simulations using various improving and deteriorating interest rate scenarios to assist in monitoring our exposure to interest rate risk. We believe our net interest income simulations reflect a well-balanced and manageable interest rate posture. Item 7A of this Annual Report on Form 10-K contains additional information about the results of our most recent net interest income simulations. Note Eleven, "Derivative Financial Instruments" to the consolidated financial statements contains a detailed discussion of the derivative instruments we have utilized to manage interest rate risk.

The following table provides certain information relating to our average consolidated balance sheets and reflects the yield on average earning assets and the cost of average interest-bearing liabilities for the years indicated, in thousands. Dividing income or expense by the average balance of assets or liabilities derives such yields and costs. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets with tax favorable treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favorable assets and dividing by the average balance of the tax favorable assets.

	For the Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest		Rate
Earning Assets
Securities:
Taxable	$5,723,603	$223,521	3.91%	$6,335,586	$169,544	2.68%	$6,135,732	$125,010		2.04%
Nontaxable(1)	864,288	31,292	3.62	965,474	30,387	3.15	799,283	24,390		3.05
Total securities	6,587,891	254,813	3.87	7,301,060	199,931	2.74	6,935,015	149,400		2.15
Interest bearing deposits with other banks and other short-term investments	136,964	7,007	5.12	216,786	3,125	1.44	254,630	344		0.14
Federal funds sold	38	3	7.89	192	11	5.73	3,457	1		0.03
Loans:(2)
Commercial and industrial(1)	3,566,610	236,532	6.63	3,070,890	140,310	4.57	2,543,514	111,473		4.38
PPP loans	5,797	69	1.19	50,464	6,884	13.64	734,139	40,627	3.25	5.53
Owner occupied commercial real estate	2,375,883	116,641	4.91	2,272,088	93,936	4.13	1,950,014	81,717		4.19
Non-owner occupied commercial real estate	2,517,645	147,528	5.86	2,196,922	99,202	4.52	1,969,910	87,728		4.45
Real estate construction	1,047,192	76,307	7.29	923,316	48,258	5.23	824,055	37,891		4.60
Agricultural and agricultural real estate	837,861	49,260	5.88	778,526	34,064	4.38	681,493	29,822		4.38
Residential real estate	832,562	37,669	4.52	852,541	34,276	4.02	846,573	36,768		4.34
Consumer	503,763	36,522	7.25	464,084	23,058	4.97	407,592	20,201		4.96
Less: allowance for credit losses	(111,016)	—	—	(105,735)	—	—	(125,304)	—		—
Net loans	11,576,297	700,528	6.05	10,503,096	479,988	4.57	9,831,986	446,227		4.54
Total earning assets	18,301,190	962,351	5.26%	18,021,134	683,055	3.79%	17,025,088	595,972		3.50%
Nonearning Assets	1,751,814			1,600,705			1,483,185
Total Assets	$20,053,004			$19,621,839			$18,508,273
Interest-bearing Liabilities
Savings	$9,043,067	$182,179	2.01%	$9,737,100	$46,623	0.48%	$8,311,825	$9,063		0.11%
Time deposits	3,299,405	137,509	4.17	1,160,538	10,257	0.88	1,137,097	5,734		0.50
Borrowings	204,524	10,311	5.04	168,404	2,717	1.61	181,165	471		0.26
Term debt	372,129	22,560	6.06	371,879	16,823	4.52	339,733	12,932		3.81
Total interest-bearing liabilities	12,919,125	352,559	2.73%	11,437,921	76,420	0.67%	9,969,820	28,200		0.28%
Noninterest-bearing Liabilities
Noninterest-bearing deposits	5,008,822			6,131,760			6,230,851
Accrued interest and other liabilities	299,369			203,412			176,697
Total noninterest-bearing liabilities	5,308,191			6,335,172			6,407,548
Stockholders' Equity	1,825,688			1,848,746			2,130,905
Total Liabilities and Equity	$20,053,004			$19,621,839			$18,508,273
Net interest income, fully tax-equivalent (non-GAAP)(1)		$609,792			$606,635			$567,772
Net interest spread(1)			2.53%			3.12%				3.22%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets			3.33%			3.37%				3.33%
Interest-bearing liabilities to earning assets	70.59%			63.47%			58.56%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in the average loans outstanding.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest-bearing liabilities, in thousands. It quantifies the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by multiplying the difference between the rate for the current period and the rate for the prior period by the average balance for the prior period. The unallocated change has been allocated pro rata to volume and rate variances.

	For the Years Ended December 31,
	2023 Compared to 2022 Change Due to			2022 Compared to 2021 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earning Assets/Interest Income
Investment securities:
Taxable	$(17,684)	$71,661	$53,977	$4,192	$40,342	$44,534
Nontaxable(1)	(3,381)	4,286	905	5,210	787	5,997
Interest-bearing deposits	(1,521)	5,403	3,882	(59)	2,840	2,781
Federal funds sold	(11)	3	(8)	(2)	12	10
Loans(1)(2)	52,855	167,685	220,540	30,650	3,111	33,761
Total earning assets	30,258	249,038	279,296	39,991	47,092	87,083
Liabilities/Interest Expense
Interest-bearing deposits:
Savings	(3,555)	139,111	135,556	1,808	35,752	37,560
Time deposits	42,192	85,060	127,252	121	4,402	4,523
Borrowings	696	6,898	7,594	(35)	2,281	2,246
Term debt	11	5,726	5,737	1,301	2,590	3,891
Total interest-bearing liabilities	39,344	236,795	276,139	3,195	45,025	48,220
Net interest income	$(9,086)	$12,243	$3,157	$36,796	$2,067	$38,863

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.
PROVISION FOR CREDIT LOSSES

A provision for credit losses is charged to expense to provide, in HTLF management’s opinion, an appropriate allowance for credit losses. The following table shows the components of HTLF's provision for credit losses for the years ended December 31, 2023, 2022 and 2021, in thousands:

	For the Years Ended December 31,
	2023	2022	2021
Provision (benefit) for credit losses-loans	$25,435	$10,636	$(17,706)
Provision (benefit) for credit losses-unfunded commitments	(3,728)	4,734	182
Provision (benefit) for credit losses-held to maturity securities	—	—	(51)
Total provision expense (benefit)	$21,707	$15,370	$(17,575)

The provision for credit losses was $21.7 million for 2023 compared to $15.4 million for 2022. The provision expense for 2023 was impacted by several factors, including:
•loan growth, excluding PPP loans which have no associated provision, totaled $648.5 million,
•an increase in nonperforming loans of $39.4 million to $97.9 million or 0.81% of total loans compared to $58.5 million or 0.51% of total loans at December 31, 2022, and
•net charge-offs of $12.4 million.

The provision for credit losses was $15.4 million for 2022 compared to a benefit of $17.6 million for 2021. The provision expense for 2022 was impacted by several factors, including:
•loan growth, excluding PPP loans which have no associated provision, totaled $718.0 million,
•a decrease in nonperforming loans of $11.4 million to $58.5 million or 0.51% of total loans compared to $69.9 million or 0.70% of total loans at December 31, 2021,
•net charge-offs of $11.2 million, and
•utilization of a macroeconomic outlook in the estimation of the allowance for credit losses that anticipates a moderate recession developing within the next twelve months.

At December 31, 2023, the allowance for credit losses for loans was 1.02% of total loans and 125.15% of nonperforming loans compared to 0.96% of total loans and 187.14% of nonperforming loans at December 31, 2022.

The size of the loan portfolio, the level of organic loan growth, government loan guarantees, changes in credit quality, and economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to changes in the provision for credit losses from year to year. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion under the captions "Critical Accounting Estimates," "Provision for Credit Losses" and "Allowance for Credit Losses" in Item 8 of this Annual Report on Form 10-K, and the information in Note One, "Basis of Presentation," and Note Five, "Allowance for Credit Losses" to the consolidated financial statements contained herein.

HTLF believes the allowance for credit losses as of December 31, 2023, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience financial difficulty and impede their ability to make loan payments. Due to the uncertainty of future economic conditions, including ongoing concerns over the impact of higher interest rates, workforce shortages, wage pressures, and the waning effects of the economic stimulus, the provision for credit losses could be volatile in future periods.

NONINTEREST INCOME

The table below summarizes HTLF's noninterest income for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2023	2022	2021	2023/2022	2022/2021
Service charges and fees	$74,024	$68,031	$59,703	9%	14%
Loan servicing income	1,561	2,741	3,276	(43)	(16)
Trust fees	20,715	22,570	24,417	(8)	(8)
Brokerage and insurance commissions	2,794	2,986	3,546	(6)	(16)
Capital markets fees	10,007	11,543	1,324	(13)	772
Securities (losses) gains, net	(141,539)	(425)	5,910	33,203	(107)
Unrealized (loss) gain on equity securities, net	240	(622)	58	(139)	(1,172)
Net gains on sale of loans held for sale	3,880	9,032	20,605	(57)	(56)
Valuation adjustment on servicing rights	—	1,658	1,088	(100)	52
Income on bank owned life insurance	3,771	2,341	3,762	61	(38)
Other noninterest income	3,621	8,409	5,246	(57)	60
Total noninterest income (loss)	$(20,926)	$128,264	$128,935	(116)%	(1)%

Notable changes in the components of noninterest income are as follows:

Service Charges and Fees
The following table summarizes the changes in service charges and fees for the years ended indicated, in thousands:

	For the Years Ended December 31,			% Change
	2023	2022	2021	2023/2022	2022/2021
Service charges and fees on deposit accounts	$21,037	$18,625	$16,414	13%	13%
Overdraft fees	11,878	12,136	11,005	(2)	10
Customer service fees	358	375	220	(5)	70
Credit card fee income	31,102	27,560	21,623	13	27
Debit card income	9,649	9,335	10,441	3	(11)
Total service charges and fees	$74,024	$68,031	$59,703	9%	14%

Total service charges and fees were $74.0 million in 2023, which was an increase of $6.0 million or 9% from $68.0 million in 2022. Total service charges and fees in 2022 were $68.0 million, which was an increase of $8.3 million or 14% from $59.7 million in 2021.

The increase in credit card income detailed above was primarily the result of a larger commercial credit card base and increased utilization. The changes in debit card income noted above are primarily attributable to an increase in debit interchange volume.

In December 2023, in response to industry changes related to the consumer overdraft fees, HTLF modified its consumer deposit product and fee structure, including overdraft fees. As result, consumer deposit overdraft fees declined $600,000. Management anticipates this decline to be ongoing, and result in approximately $7.2 million lower consumer overdraft fee income in 2024 as compared to 2023.

Loan Servicing Income

Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balance of these loans, rather than quarterly production and sale of these loans. Total loan servicing income totaled $1.6 million for 2023 compared to $2.7 million for 2022 and $3.3 million for 2021.

Included in and offsetting loan servicing income is the amortization of capitalized mortgage servicing rights, which was $210,000 during 2023 compared to $1.1 million during 2022 and $1.4 million during 2021. In the first quarter of 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio. Increases in residential mortgage interest rates during 2022 caused mortgage refinancing activity to decrease during the year ended December 31, 2022, which resulted in lower mortgage servicing rights amortization.

Note 7, "Goodwill, Core Deposit Intangibles and Other Intangible Assets," to the consolidated financial statements contains a discussion of our servicing rights.

Trust Fees
Trust fees totaled $20.7 million for the year ended December 31, 2023, a decrease of $1.9 million or 8% from $22.6 million for the year ended December 31, 2022. Trust fees totaled $22.6 million for the year ended December 31, 2022, a decrease of $1.8 million or 8% from $24.4 million for the year ended December 31, 2021. The decrease in 2023 was largely attributable to the sale of the administrative and recordkeeping services component of HTLF's Retirement Plan Services business that was completed in the second quarter of 2023. Retirement plan services income decreased $1.7 million or 27% to $4.6 million in 2023 compared to $6.3 million in 2022. The changes in trust fees are also impacted by changes in the market value of trust assets under management, which were $3.92 billion, $3.62 billion and $3.79 billion at December 31, 2023, 2022, and 2021, respectively.

Capital markets fees
Capital markets fees totaled $10.0 million for the year ended 2023, compared to $11.5 million for the year ended 2022. Syndication income totaled $2.3 million in 2023 compared to $4.9 million for 2022. Swap fee income was $7.7 million in 2023 compared to $6.6 million in 2022.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities (losses) gains, net
Net security losses totaled $141.5 million for the year ended December 31, 2023, compared to net security losses of $425,000 for the year ended December 31, 2022, which was a decrease of $141.1 million. During the fourth quarter of 2023, as previously described, HTLF sold securities to strategically reposition its balance sheet, resulting in a $140.0 million loss.

Net Gains on Sale of Loans Held for Sale
Net gains on sale of loans held for sale totaled $3.9 million during 2023 compared to $9.0 million during 2022 and $20.6 million during 2021. The decrease in 2023 in comparison with 2022 was primarily due to a decrease of loans sold to the secondary market. HTLF elected to significantly scale back mortgage originations, as a result of the decreased customer demand due to the continued challenging rate environment for mortgage loan originations. The decrease in 2022 in comparison with 2021 was largely attributable to increased residential mortgage rates, which caused mortgage loan origination volumes to decline.

Valuation Adjustment on Servicing Rights
The valuation adjustment recovery on servicing rights was $0 for the year ending December 31, 2023, compared to $1.7 million for the year ending December 31, 2022, and compared to $1.1 million for the year ended December 31, 2021. HTLF sold its mortgage servicing rights portfolio in the first quarter of 2023. HTLF recovered its valuation allowance in the first quarter of 2022 due to increases in residential mortgage loan interest rates.

Other noninterest income
Other noninterest income totaled $3.6 million for the year ended December 31, 2023, a decrease of $4.8 million from $8.4 million for the year ended December 31, 2022. The decrease was primarily attributable to gains of $1.9 million recorded in the second quarter of 2022 on the sale of all VISA Class B shares.

NONINTEREST EXPENSES

The following table summarizes HTLF's noninterest expenses for the years indicated, in thousands:

	For the Years Ended December 31,			% Change
	2023	2022	2021	2023/2022	2022/2021
Salaries and employee benefits	$251,276	$254,478	$240,114	(1)%	6%
Occupancy	26,847	28,155	29,965	(5)	(6)
Furniture and equipment	11,599	12,499	13,323	(7)	(6)
Professional fees	58,667	58,606	58,843	—	—
FDIC insurance assessments	19,940	7,000	5,757	185	22
Advertising	8,347	6,221	7,257	34	(14)
Core deposit intangibles and customer relationship intangibles amortization	6,739	7,834	9,395	(14)	(17)
Other real estate and loan collection expenses	1,489	950	990	57	(4)
(Gain) loss on sales/valuations of assets, net	(77)	(1,047)	588	(93)	(278)
Acquisition, integration and restructuring costs	10,359	7,586	5,331	37	42
Partnership investment in tax credit projects	5,401	5,040	6,303	7	(20)
Other noninterest expenses	61,240	56,055	53,946	9	4
Total noninterest expenses	$461,827	$443,377	$431,812	4%	3%

Notable changes in the components of noninterest expenses are as follows:

Salaries and Employee Benefits
The largest component of noninterest expense, salaries and employee benefits, decreased $3.2 million or 1% to $251.3 million in 2023 and increased $14.4 million or 6% to $254.5 million in 2022. Full-time equivalent employees totaled 1,970 on December 31, 2023, compared to 2,002 on December 31, 2022, and 2,249 on December 31, 2021.

The decrease in salaries and employee benefits during 2023 was primarily attributable to lower incentive compensation expense, which was partially offset by higher salaries expense.

The increase in salaries and employee benefits during 2022 was primarily attributable to higher salaries expense due to inflationary wage pressures and incentive compensation.

FDIC Insurance Assessments
FDIC insurance assessments increased $12.9 million or 185% to $19.9 million in 2023 and $1.2 million or 22% to $7.0 million in 2022. The increase during 2023 was primarily attributable to a one-time special assessment of $8.1 million. In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the Deposit Insurance Fund ("DIF") incurred as a result of the early 2023 bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The rule provides for a 13.44 basis point annual special assessment on the uninsured deposits reported by HTLF at December 31, 2022, which was $8.03 billion. The special assessment excluded the first $5 billion of uninsured deposits and will be payable over two years.

Advertising
Advertising expense increased $2.1 million or 34% to $8.3 million during 2023 from $6.2 million during 2022, which was primarily driven by deposit acquisition campaigns launched in 2023. During 2022, advertising expense decreased $1.0 million or 14% to $6.2 million from $7.3 million for the year ended December 31, 2021.

Core Deposit Intangibles and Customer Relationship Intangibles Amortization
Core deposit intangibles and customer relationship intangibles amortization totaled $6.7 million during 2023 compared to $7.8 million during 2022, which was a decrease of $1.1 million or 14%. Core deposit intangibles and customer relationship intangibles amortization totaled $7.8 million during 2022 compared to $9.4 million during 2021, which was a decrease of $1.6 million or 17%. The decreases for the years ended December 31, 2023 and 2022 were attributable to the amortization of core deposit intangibles and customer relationship intangibles from recent acquisitions.

(Gain) Loss on Sales/Valuations of Assets, net
Net losses on sales/valuations of assets totaled $77,000 during 2023 compared to net losses on sales/valuations of assets of $1.0 million during 2022 and net gains on sales/valuations of assets of $588,000 during 2021. During 2023, HTLF recorded a gain of $4.3 million associated with the sale of HTLF's Retirement Plan Services recordkeeping and administrative services component. The gain was partially offset by a $1.9 million write-down on one other real estate owned property. HTLF recorded $2.4 million of losses, net, on fixed assets associated with branch optimization activities and a loss of $203,000 associated with the sale of the mortgage servicing rights portfolio.

During 2022, two branches in Illinois were sold for a gain of $3.0 million, and a gain of $413,000 was recorded in conjunction with the sale of an insurance subsidiary. These gains were partially offset by losses and write-downs totaling $1.5 million associated with branch optimization activities.

Acquisition, Integration and Restructuring Expenses
Acquisition, integration and restructuring expenses totaled $10.4 million for the year ended December 31, 2023, which was an increase of $2.8 million or 37% from $7.6 million for the year ended December 31, 2022. The charter consolidation project was completed in the fourth quarter of 2023 with total expenses for 2023 totaling $7.3 million. Additionally, restructuring expenses of $3.1 million were incurred for HTLF's new strategic plan, HTLF 3.0 during 2023.

Partnership Investment in Tax Credit Projects
Partnership investment in tax credit projects totaled $5.4 million, $5.0 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The expense depends upon the number of tax credit projects placed in service during the year.

EFFICIENCY RATIO

One of the primary goals of HTLF 3.0 strategic initiatives is to improve its efficiency ratio, on a fully tax-equivalent basis (non-GAAP), with the goal to reach 52% over the next three years and maintain it below that level thereafter. The efficiency ratio was 79.58% (59.06% on an adjusted fully tax-equivalent basis, non-GAAP) for 2023, 61.03% (57.74% on an adjusted fully tax-equivalent basis, non-GAAP) for 2022, and 62.63% (59.48% on an adjusted fully tax-equivalent basis, non-GAAP) for 2021.

HTLF continues to pursue strategies to improve operational efficiency and its efficiency ratio, on a fully tax-equivalent basis (non-GAAP) which include the following initiatives:

Consolidation of its 11 Bank Charters
Charter consolidation was designed to eliminate redundancies and improve operating efficiency and capacity to support ongoing product and service enhancements as well as current and future growth. During the fourth quarter of 2023, HTLF successfully completed the consolidation of all 11 charters. Consolidation restructuring costs were originally projected to total $19-20 million, and at completion, the total consolidation restructuring costs were $16.9 million. Largely as a result of charter consolidation, full-time equivalent employees decreased 279 of 12%, from 2,249 full-time equivalent employees prior to the announcement of charter consolidation at December 31, 2021, to 1,970 full-time equivalent employees at December 31, 2023.

HTLF 3.0
HTLF's new strategic plan, HTLF 3.0, was announced and initiated in the fourth quarter of 2023. Initiatives of HTLF 3.0 include investing in growth through banker expansion and talent acquisition, expanding treasury management products and capabilities, enhancement of consumer and small business digital platforms, improving our efficiency ratio and footprint and facilities optimization.

Branch Optimization Strategy
During 2023, HTLF's branch network was reduced by 2 locations. During 2022, HTLF reduced its branch footprint by 11 locations. HTLF will continue to optimize its branch network and physical facilities as part of the HTLF 3.0 initiatives, which will likely result in write-downs of fixed assets and additional restructuring costs in future periods.

See "Financial Highlights" in this section above for a description of the calculation of the efficiency ratio on a fully tax-equivalent basis, which is a non-GAAP financial measure.

INCOME TAXES

HTLF's effective tax rate was 17.4% for 2023 compared to 20.8% for 2022 and 20.1% for 2021. The following items impacted HTLF's 2023, 2022 and 2021 tax calculations:
•Various tax credits of $7.0 million, $6.6 million, and $7.7 million.
•Tax expense of $4.9 million, $987,000, and $229,000 resulting from disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.
•Tax-exempt interest income as a percentage of pre-tax income of 33.3%, 11.8% and 9.9%.
•The tax-equivalent adjustment for this tax-exempt interest income was $8.6 million, $8.4 million and $7.2 million.
•Tax benefits of $0, $165,000 and $491,000 related to the release of valuation allowances on deferred tax assets.

FINANCIAL CONDITION

HTLF's total assets were $19.41 billion at December 31, 2023, a decrease of $832.5 million or 4% compared to December 31, 2022. HTLF's total assets were $20.24 billion at December 31, 2022, an increase of $969.7 million or 5% compared to $19.27 billion at December 31, 2021.

LENDING ACTIVITIES

HTLF's board of directors establishes the Bank's credit risk appetite, which is further supported by the implementation of sound lending policies, processes, and procedures designed to maintain and uphold an acceptable level of credit risk. Management and the HTLF board of directors are provided reports at least quarterly related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

HTLF originates commercial and industrial loans and owner occupied commercial real estate loans for a wide variety of business purposes, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and real estate. Although most loans are made on a secured basis, loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to five years. Commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The risks in the commercial and industrial portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans depend upon the cash flow of the borrowers and the collateral value of the real estate.

In 2021 and 2020, HTLF originated Paycheck Protection Plan ("PPP") loans in conjunction with the CARES Act. The PPP loans are 100% SBA guaranteed and carry a zero risk rating for regulatory capital purposes. The principal balance of PPP loans has been significantly reduced as borrowers may be eligible to have the entire principal balance forgiven and paid by the SBA.

Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. The collateral required for most of these loans is based upon the discounted market value of the collateral. Non-owner occupied commercial real estate loans typically depend, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because repayment relies on the successful and timely completion of the project. Personal guarantees are required a majority of instances as a tertiary form of repayment. In addition, when underwriting loans for commercial real estate, careful consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition.

Agricultural and agricultural real estate loans, many of which are secured by crops, machinery and real estate, are provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. Agricultural and agricultural real estate loans present unique credit risks relating to adverse weather conditions, loss of livestock due to disease or other reasons, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural and agricultural real estate loans depends upon the profitable operation or management of the agricultural entity. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. In underwriting agricultural and agricultural real estate loans, lending personnel work closely with their customers to review budgets and cash flow projections for crop production for the ensuing year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least annually. Lending personnel work closely with governmental agencies, including the U.S. Small Business Administration and U.S. Department of Agriculture's Rural Development Business and Industry Program Farm Service Agency, to help agricultural customers obtain credit enhancement products, such as loan guarantees, longer-term funding or interest assistance, to reduce risk.

Lenders at each Bank division are complemented by HTLF Specialized Industries, a centralized team of highly experienced middle-market lenders focused on specific industries and more complex loan structures. The team includes specialized expertise in commercial real estate, healthcare, food and agribusiness industries, and franchise finance, as well as in capital markets activities such as swaps and syndications.

Residential real estate loans are originated for the purchase or refinancing of single-family residential properties. Residential real estate loans depend upon the borrower's ability to repay the loan and the underlying collateral value. HTLF Bank provides residential mortgage loans to their customers that are retained and serviced by HTLF Bank.

Consumer lending includes motor vehicle, home improvement, home equity and small personal credit lines. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one-to-four-family residential mortgage loans. Consumer loan collections are dependent on the borrower's continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows. A security interest, with title insurance, when necessary, is taken in the underlying real estate.

At December 31, 2023, $276.6 million or 56% of the consumer loan portfolio was in home equity lines of credit ("HELOCs") compared to $265.8 million or 52% at December 31, 2022. Under our policy guidelines for the underwriting of these lines of credit, the customer may generally receive advances of up to 80% of the value of the property.

HTLF Bank has not been active in the origination of subprime loans. Consistent with our community-focused banking model, which includes meeting the legitimate credit needs within the communities served, HTLF Bank may make loans to borrowers possessing subprime characteristics only if there are mitigating factors present that reduce the potential default risk of the loan.

HTLF’s major source of income is interest on loans. The table below presents the composition of HTLF’s loan portfolio at the end of the years indicated, in thousands:

	As of December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Loans receivable held to maturity:
Commercial and industrial	$3,652,047	30.26%	$3,464,414	30.31%	$2,645,085	26.57%
PPP	2,777	0.02	11,025	0.10	199,883	2.01
Owner occupied commercial real estate	2,638,175	21.86	2,265,307	19.82	2,240,334	22.51
Non-owner occupied commercial real estate	2,553,711	21.16	2,330,940	20.40	2,010,591	20.20
Real estate construction	1,011,716	8.38	1,076,082	9.42	856,119	8.60
Agricultural and agricultural real estate	919,184	7.62	920,510	8.05	753,753	7.57
Residential real estate	797,829	6.61	853,361	7.47	829,283	8.33
Consumer	493,206	4.09	506,713	4.43	419,524	4.21
Total loans receivable held to maturity	12,068,645	100.00%	11,428,352	100.00%	9,954,572	100.00%
Allowance for credit losses	(122,566)		(109,483)		(110,088)
Loans receivable, net	$11,946,079		$11,318,869		$9,844,484

Loans held for sale totaled $5.1 million at December 31, 2023, and $5.3 million at December 31, 2022, which were primarily residential mortgage loans.

The table below sets forth the remaining maturities of loans held to maturity by category as of December 31, 2023, in thousands. Maturities are based upon contractual dates.

		Over 1 Year Through 5 Years		Over 5 Years Through 15 Years		Over 15 Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial and industrial	$1,175,560	$569,567	$1,150,307	$414,707	$278,098	$51,103	$12,705	$3,652,047
PPP	2,777	—	—	—	—	—	—	2,777
Owner occupied commercial real estate	308,524	647,255	597,814	481,104	353,157	77,733	172,588	2,638,175
Non-owner occupied commercial real estate	295,859	608,391	1,094,193	271,571	221,053	13,051	49,593	2,553,711
Real estate construction	350,630	105,419	399,032	82,317	71,317	898	2,103	1,011,716
Agricultural and agricultural real estate	285,733	100,020	245,073	7,047	207,675	184	73,452	919,184
Residential real estate	72,782	205,827	74,152	209,861	96,468	37,872	100,867	797,829
Consumer	41,090	67,663	317,759	59,685	6,458	543	8	493,206
Total	$2,532,955	$2,304,142	$3,878,330	$1,526,292	$1,234,226	$181,384	$411,316	$12,068,645

Total loans
Total loans held to maturity were $12.07 billion at December 31, 2023, compared to $11.43 billion at the year ended 2022, an increase of $640.3 million or 6%. Excluding changes in total PPP loans, loans increased $648.5 billion or 6% since year-end 2022.

Total loans held to maturity were $11.43 billion at December 31, 2022, compared to $9.95 billion at the year ended 2021, an increase of $1.47 billion or 15%. Excluding changes in total PPP loans, loans increased $1.66 billion or 17% since year-end 2021.

The table below shows the changes in loan balances by loan category for the years indicated, in thousands:

	As of December 31,			% Change
	2023	2022	2021	2023/2022	2022/2021
Commercial and industrial	$3,652,047	$3,464,414	$2,645,085	5%	31%
PPP	2,777	11,025	199,883	(75)	(94)
Owner occupied commercial real estate	2,638,175	2,265,307	2,240,334	16	1
Non-owner occupied commercial real estate	2,553,711	2,330,940	2,010,591	10	16
Real estate construction	1,011,716	1,076,082	856,119	(6)	26
Agricultural and agricultural real estate	919,184	920,510	753,753	—	22
Residential real estate	797,829	853,361	829,283	(7)	3
Consumer	493,206	506,713	419,524	(3)	21
Total	$12,068,645	$11,428,352	$9,954,572	6%	15%

The loan growth in 2023 was primarily in commercial and industrial, owner occupied commercial real estate, and non-owner occupied commercial real estate, which was attributable to an emphasis on organic loan growth and further market penetration in various HTLF growth markets, partially offset by decreases in real estate construction and residential mortgage.

Commercial and industrial loans
Commercial and industrial loans totaled $3.65 billion at December 31, 2023, compared to $3.46 billion at December 31, 2022, and $2.65 billion at December 31, 2021. Changes to commercial and industrial loans for the years ended December 31, 2023 and 2022 were:
•Commercial and industrial loans increased $187.6 million or 5% during 2023.
•Commercial and industrial loans increased $819.3 million or 31% during 2022.

Owner occupied commercial real estate loans
Owner occupied commercial real estate loans totaled $2.64 billion at December 31, 2023, compared to $2.27 billion at December 31, 2022, and $2.24 billion at the year ended 2021. Changes to owner occupied real estate loans for the years ended December 31, 2023 and 2022 were:
•Owner occupied commercial real estate loans increased $372.9 million or 16% during 2023.
•Owner occupied commercial real estate loans increased $25.0 million or 1% during 2022.

The following table provides detail on owner occupied commercial real estate loans classified by industry diversification for the years indicated, in thousands:

	As of December 31,
	2023		2022
	Amount	%	Amount	%
Health care and social assistance	$483,073	18.31%	$222,582	9.83%
Real estate and rental and leasing	438,244	16.61	365,297	16.12
Retail trade	307,543	11.66	329,413	14.54
Manufacturing	277,755	10.53	277,528	12.25
Other services (except public administration)	197,260	7.48	211,636	9.34
Construction	161,746	6.13	158,514	7.00
Wholesale trade	149,310	5.66	146,016	6.45
Accommodation and food services	121,268	4.60	126,886	5.60
Arts, entertainment, and recreation	90,325	3.42	90,993	4.02
All other	$411,651	15.60%	$336,442	14.85%
Total	$2,638,175	100.00%	$2,265,307	100.00%

The following table provides geographic diversification detail on owner occupied commercial real estate loans by bank division location for the years indicated, in thousands:

	As of December 31,
	2023		2022
	Amount	%	Amount	%
Colorado	$516,354	19.56%	$383,487	16.92%
California	314,135	11.91	232,440	10.26
Illinois	298,076	11.30	184,703	8.15
Arizona	297,759	11.29	270,254	11.93
Wisconsin	250,069	9.48	244,849	10.81
Texas	236,592	8.97	232,145	10.25
Iowa	195,491	7.41	211,123	9.32
New Mexico	159,401	6.04	174,996	7.73
Minnesota	158,278	6.00	116,956	5.16
Kansas/Missouri	119,395	4.53	128,120	5.66
Montana	92,625	3.51	86,234	3.81
Total	$2,638,175	100.00%	$2,265,307	100.00%

Non-owner occupied commercial real estate loans
Non-owner occupied commercial real estate loans totaled $2.55 billion at December 31, 2023, compared to $2.33 billion at December 31, 2022, and $2.01 billion at the year ended 2021. Changes to non-owner occupied commercial real estate loans for the years ended December 31, 2023, and 2022 were:
•Non-owner occupied commercial loans increased $222.8 million or 10% during the year ended December 31, 2023.
•Non-owner occupied commercial loans increased $320.3 million or 16% during the year ended December 31, 2022.

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio. As of December 31, 2023:
•Outstanding loans totaling $424.7 million were collateralized by non-owner occupied office space, which represents 3.5% of the total loans held to maturity, and the average loan size was $1.4 million.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.
•Debt service coverage ratio was 1.50 at origination on loans greater than $1.0 million, which represents 18% of all office non-owner occupied commercial real estate loans.
•Average loan-to-value was 57% on initial appraised value on loans greater than $1.0 million, which represents 18% of all office non-owner occupied commercial real estate loans.

The following table provides detail on non-owner occupied commercial real estate loans classified by industry diversification for the years indicated, in thousands:

	As of December 31,
	2023		2022
	Amount	%	Amount	%
Retail	$432,084	16.91%	$366,619	15.74%
Office	424,671	16.63	379,776	16.29
Hospitality	406,516	15.92	459,247	19.70
Medical	329,306	12.90	301,881	12.95
Multifamily	294,097	11.52	257,755	11.06
Logistics/distribution	258,389	10.12	260,893	11.19
Industrial flex/other	230,167	9.01	150,573	6.46
Self-Storage	115,731	4.53	98,910	4.24
Restaurant	52,820	2.07	42,024	1.80
Other	9,930	0.39	13,262	0.57
Total	$2,553,711	100.00%	$2,330,940	100.00%

The following table provides geographic diversification detail on non-owner occupied commercial real estate loans by bank division location for the years indicated, in thousands:

	As of December 31,
	2023		2022
	Amount	%	Amount	%
Colorado	$593,688	23.25%	$417,973	17.92%
Arizona	280,144	10.97	152,370	6.54
New Mexico	275,083	10.77	280,915	12.05
Illinois	244,000	9.55	241,087	10.34
California	234,182	9.17	231,381	9.93
Texas	224,571	8.79	262,852	11.28
Minnesota	216,458	8.48	260,017	11.16
Kansas/Missouri	148,126	5.80	144,900	6.22
Iowa	137,055	5.37	155,769	6.68
Wisconsin	124,093	4.86	108,300	4.65
Montana	76,311	2.99	75,376	3.23
Total	$2,553,711	100.00%	$2,330,940	100.00%

Real estate construction loans
Real estate construction loans totaled $1.01 billion at December 31, 2023, compared to $1.08 billion at December 31, 2022, and $856.1 million at the year ended 2021. Changes to real estate construction loans for the years ended December 31, 2023 and 2022 were:
•Real estate construction loans decreased $64.4 million or 6% during the year ending December 31, 2023.
•Real estate construction loans increased $220.0 million or 26% during the year ended December 31, 2022.

Agricultural and agricultural real estate loans
Agricultural and agricultural real estate loans totaled $919.2 million at December 31, 2023, compared to $920.5 million at December 31, 2022, and $753.8 million at the year ended 2021. Changes to agricultural and agricultural real estate loans for the years ended December 31, 2023 and 2022 were:
•Agricultural and agricultural real estate loans decreased $1.3 million or less than 1% during 2023, which included a decrease of $6.2 million of government guaranteed loans.

•Agricultural and agricultural real estate loans increased $166.8 million or 22% during 2022, which included an increase of $40.3 million of government guaranteed loans.

Residential real estate loans
Residential real estate loans totaled $797.8 million at December 31, 2023, compared to $853.4 million at December 31, 2022, and $829.3 million at the year ended 2021. Changes to residential real estate loans for the years ended December 31, 2023 and 2022 were:
•Residential real estate loans decreased $55.5 million or 7% during the year ending December 31, 2023.
•Residential real estate loans increased $24.1 million or 3% during the year end December 31, 2022.

Consumer loans
Consumer loans totaled $493.2 million at December 31, 2023, compared to $506.7 million at December 31, 2022, and $419.5 million at the year ended 2021. Changes to consumer loans for the years ended December 31, 2023 and 2022 were:
•Consumer loans decreased $13.5 million or 3% during the year ending December 31, 2023.
•Consumer loans increased $87.2 million or 21% during the year ended December 31, 2022.

Although repayment risk exists on all loans, different factors influence repayment risk for each type of loan. The primary risks associated with commercial, commercial real estate and agricultural loans are the quality of the borrower’s management and the health of national and regional economies. Repayment of commercial real estate, real estate construction and agricultural real estate loans may also be influenced by fluctuating property values and concentrations of loans in a specific type of real estate. Repayment on loans to individuals, including those secured by residential real estate, depends on the borrower’s continuing financial stability as well as the value of the collateral underlying the loan, and thus are more likely to be affected by adverse personal circumstances and deteriorating economic conditions. These risks are described in more detail in Item 1A. "Risk Factors" of this Annual Report on Form 10-K. We monitor loan concentrations and do not believe we have excessive concentrations in any specific industry.

We regularly monitor and continue to develop systems to oversee the quality of our loan portfolio. Under our internal loan review program, loan review officers are responsible for reviewing existing loans, validating loan ratings assigned by loan officers, identifying potential problem loans and monitoring the adequacy of the allowance for credit losses at HTLF Bank. An integral part of our loan review program is validating the effectiveness of the loan rating system, under which a rating is assigned to each loan within the portfolio based on the borrower’s financial position, repayment ability, collateral position and repayment history.

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice for HTLF. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of this Annual Report on Form 10-K and Note One, "Basis of Presentation," of the consolidated financial statements included in this Annual Report on Form 10-K.

Total Allowance for Lending Related Credit Losses

The following table shows, in thousands, the components of HTLF's total allowance for lending related credit losses, which includes the allowance for credit losses for loans and the allowance for unfunded commitments, as of the dates indicated:

	December 31,
	2023		2022		2021
	Amount	% of Allowance	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$102,004	73.37%	$84,409	65.09%	$88,635	70.59%
Qualitative/Economic Forecast	37,030	26.63	45,270	34.91	36,915	29.41
Total	$139,034	100.00%	$129,679	100.00%	$125,550	100.00%

Quantitative Allowance

The quantitative allowance of HTLF's total allowance for lending related credit losses totaled $102.0 million at December 31, 2023, compared to $84.4 million at December 31, 2022, which was an increase of $17.6 million or 21%. The following items impacted the quantitative allowance at December 31, 2023:
•Nonpass loans totaled $676.3 million or 6% of the total loan portfolio, which was an increase of $143.0 million or 27% from nonpass loans of $533.3 million at December 31, 2022.
•Specific reserves for individually assessed loans totaled $20.4 million, which was an increase of $13.3 million from $7.1 million at December 31, 2022.

The following items impacted the quantitative allowance at December 31, 2022:
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

Qualitative Allowance/Economic Forecast
The qualitative allowance of HTLF's total allowance decreased $8.2 million or 18% to $37.0 million at December 31, 2023, compared to $45.3 million at December 31, 2022. Management's assessment of the non-economic risk factors in the qualitative calculation reflected the healthy, current credit environment.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At December 31, 2023, Moody's December 11, 2023 baseline forecast scenario was utilized, and management also considered other downturn forecast scenarios in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

The qualitative allowance of HTLF's total allowance increased $8.4 million or 23% to $45.3 million at December 31, 2022, compared to $36.9 million at December 31, 2021. Management's assessment for December 31, 2022 reflected a baseline scenario of qualitative adjustment and considered other downturn forecast scenarios, which had anticipated a moderate recession developing within the next twelve months.

Allowance for Credit Losses-Loans

The table below presents the changes in the allowance for credit losses for loans for the years ended December 31, 2023 and 2022, in thousands:

	For the Year Ended December 31,
	2023	2022
Balance at beginning of period	$109,483	$110,088
Provision for credit losses	25,435	10,636
Recoveries on loans previously charged off	7,262	7,055
Charge-offs on loans	(19,614)	(18,296)
Balance at end of period	$122,566	$109,483

Allowance for credit losses for loans as a percent of loans	1.02%	0.96%
Allowance for credit losses for loans as a percentage of nonaccrual loans	128.44	188.01
Allowance for credit losses for loans a percentage of non-performing loans	125.15	187.14

The allowance for credit losses for loans totaled $122.6 million at December 31, 2023, compared to $109.5 million at December 31, 2022, which was an increase of $13.1 million or 12%. The allowance for credit losses for loans at December 31, 2023, was 1.02% of loans compared to 0.96% of loans at December 31, 2022. The following items impacted HTLF's allowance for credit losses for loans for the year ended December 31, 2023:
•Provision expense totaled $25.4 million, which was primarily impacted by a $9.0 million specific impairment for a customer that moved to nonaccrual due to its abrupt decision to discontinue business operations and a $5.3 million provision and charge-off related to an overdraft, the result of a fraud incident impacting the account of a single long-term customer.
•Nonpass loans totaled $676.3 million or 6% of the total loan portfolio, which was an increase of $143.0 million or 27% from nonpass loans of $533.3 million or 5% of total loans as of December 31, 2022.
•Net charge-offs totaled $12.4 million or 0.11% of average loans outstanding. Included in net charge-offs was the $5.3 million charge-off related to an overdraft.

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

The table below summarizes activity in the allowance for credit losses for loans for the years indicated, including amounts of loans charged off, amounts of recoveries and additions to the allowance charged to income, in thousands, including the ratio of net charge-offs to average loans outstanding:

	As of December 31,
	2023	2022	2021
Balance at beginning of year	$109,483	$110,088	$131,606
Charge-offs:
Commercial and industrial	8,622	6,964	2,150
Owner occupied commercial real estate	870	129	296
Non-owner occupied commercial real estate	627	193	1,637
Real estate construction	316	35	10
Agricultural and agricultural real estate	5,319	3,217	1,902
Residential real estate	183	307	181
Consumer	3,677	7,451	2,567
Total charge-offs	19,614	18,296	8,743
Recoveries:
Commercial and industrial	5,069	4,951	3,058
Owner occupied commercial real estate	113	112	152
Non-owner occupied commercial real estate	268	60	33
Real estate construction	26	13	10
Agricultural and agricultural real estate	11	653	531
Residential real estate	19	—	13
Consumer	1,756	1,266	1,134
Total recoveries	7,262	7,055	4,931
Net charge-offs	12,352	11,241	3,812
Provision (benefit) for credit losses	25,435	10,636	(17,706)
Balance at end of year	$122,566	$109,483	$110,088
Net charge-offs to average loans	0.11%	0.11%	0.04%

The following table shows the ratio of net charge-offs (recoveries) to average loans outstanding, dollars in thousands, which include nonaccrual loans and loans held for sale, by loan type for the years indicated:

	For the Years Ended December 31,
	2023	2022	2021
Commercial and industrial
Net charge-offs (recoveries)	$3,553	$2,013	$(908)
Average loans	3,566,610	3,070,890	2,543,514
Net charge-offs (recoveries) to average loans	0.10%	0.07%	(0.04)%
Owner occupied commercial real estate
Net charge-offs (recoveries)	$757	$17	$144
Average loans	2,375,883	2,272,088	1,950,014
Net charge-offs (recoveries) to average loans	0.03%	—%	0.01%
Non-owner occupied commercial real estate
Net charge-offs (recoveries)	$359	$133	$1,604
Average loans	2,517,645	2,196,922	1,969,910
Net charge-offs (recoveries) to average loans	0.01%	0.01%	0.08%
Real estate construction
Net charge-offs (recoveries)	$290	$22	$—
Average loans	1,047,192	923,316	824,055
Net charge-offs (recoveries) to average loans	0.03%	—%	—%
Agricultural and agricultural real estate
Net charge-offs (recoveries)	$5,308	$2,564	$1,371
Average loans	837,861	778,526	681,493
Net charge-offs (recoveries) to average loans	0.63%	0.33%	0.20%
Residential real estate
Net charge-offs (recoveries)	$164	$307	$168
Average loans	832,562	852,541	846,573
Net charge-offs (recoveries) to average loans	0.02%	0.04%	0.02%
Consumer
Net charge-offs (recoveries)	$1,921	$6,185	$1,433
Average loans	503,763	464,084	407,592
Net charge-offs (recoveries) to average loans	0.38%	1.33%	0.35%

The table below shows our allocation of the allowance for credit losses for loans by types of loans, in thousands:

	As of December 31,
	2023		2022		2021
	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable	Amount	Loan Category to Gross Loans Receivable
Commercial and industrial	$40,679	30.26%	$29,071	30.31%	$27,738	26.57%
PPP	—	0.02	—	0.10	—	2.01
Owner occupied commercial real estate	17,156	21.86	13,948	19.82	19,214	22.51
Non-owner occupied commercial real estate	17,249	21.16	16,539	20.40	17,908	20.20
Real estate construction	28,773	8.38	29,998	9.42	22,538	8.60
Agricultural and agricultural real estate	4,292	7.62	2,634	8.05	5,213	7.57
Residential real estate	5,845	6.61	7,711	7.47	8,427	8.33
Consumer	8,572	4.09	9,582	4.43	9,050	4.21
Total allowance for credit losses for loans	$122,566	100.00%	$109,483	100.00%	$110,088	100.00%

Management allocates the allowance for credit losses for loans by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.

Allowance for Unfunded Commitments

The following table shows, in thousands, the changes in HTLF's allowance for unfunded commitments for the years ended December 31, 2023, and December 31, 2022:

	For the Year Ended December 31,
	2023	2022
Balance at beginning of year	$20,196	$15,462
Provision (benefit) for credit losses	(3,728)	4,734
Balance at end of year	$16,468	$20,196

The allowance for unfunded commitments totaled $16.5 million as of December 31, 2023, compared to $20.2 million as of December 31, 2022. Unfunded commitments totaled $4.63 billion at December 31, 2023, and $4.73 billion at December 31, 2022.

CREDIT QUALITY AND NONPERFORMING ASSETS

HTLF's internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note Four, "Loans" of HTLF’s consolidated financial statements in this Annual Report on Form 10-K.

HTLF's nonpass loans totaled $676.3 million or 6% of total loans as of December 31, 2023, compared to $533.3 million or 5% of total loans as of December 31, 2022. As of December 31, 2023, HTLF's nonpass loans consisted of approximately 62% watch loans and 38% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2023 was 14%.

As of December 31, 2022, HTLF's nonpass loans were comprised of approximately 48% watch loans and 52% substandard loans. The percent of nonpass loans on nonaccrual status as of December 31, 2022, was 11%.

Loans delinquent 30 to 89 days as a percent of total loans were 0.09% at December 31, 2023, compared to 0.04% at December 31, 2022.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	As of December 31,
	2023	2022	2021
Nonaccrual loans	$95,426	$58,231	$69,369
Loans contractually past due 90 days or more	2,507	273	550
Total nonperforming loans	97,933	58,504	69,919
Other real estate	12,548	8,401	1,927
Other repossessed assets	—	26	43
Total nonperforming assets	$110,481	$66,931	$71,889

Nonaccrual loans to total loans receivable	0.79%	0.51%	0.70%
Nonperforming loans to total loans receivable	0.81	0.51	0.70
Nonperforming assets to total loans receivable plus repossessed property	0.91	0.59	0.72
Nonperforming assets to total assets	0.57	0.33	0.37

The tables below summarize the changes in HTLF's nonperforming assets, including other real estate owned ("OREO") during 2023 and 2022, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2022	$58,504	$8,401	$26	$66,931
Loan foreclosures	(13,205)	13,181	24	—
Net loan charge-offs	(12,352)	—	—	(12,352)
New nonperforming loans	104,919	—	—	104,919
Reduction of nonperforming loans(1)	(39,933)	—	—	(39,933)
OREO/Repossessed sales proceeds	—	(5,954)	(36)	(5,990)
OREO/Repossessed assets gains/(write-downs), net	—	(3,080)	(14)	(3,094)
December 31, 2023	$97,933	$12,548	$—	$110,481

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2021	$69,919	$1,927	$43	$71,889
Loan foreclosures	(9,841)	9,423	418	—
Net loan charge-offs	(11,241)	—	—	(11,241)
New nonperforming loans	34,249	—	—	34,249
Reduction of nonperforming loans(1)	(24,582)	—	—	(24,582)
OREO/Repossessed sales proceeds	—	(2,572)	(490)	(3,062)
OREO/Repossessed assets gains/(write-downs), net	—	(377)	55	(322)
December 31, 2022	$58,504	$8,401	$26	$66,931

(1) Includes principal reductions and transfers to performing status.

Nonperforming loans were $97.9 million or 0.81% of total loans at December 31, 2023, compared to $58.5 million or 0.51% of total loans at December 31, 2022.

Approximately 80%, or $78.0 million, of HTLF's nonperforming loans at December 31, 2023, had individual loan balances exceeding $1.0 million, the largest of which was one relationship with a total principal balance of $40.4 million. At December 31, 2022, approximately 67%, or $39.0 million, of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million, the largest of which was $6.8 million. The portion of HTLF's nonresidential real estate nonperforming loans covered by government guarantees was $10.3 million at December 31, 2023, compared to $12.5 million at December 31, 2022.

Other real estate owned
Other real estate owned was $12.5 million at December 31, 2023, compared to $8.4 million at December 31, 2022. Liquidation strategies have been identified for all the assets held in other real estate owned. Management continues to market these properties through a systematic liquidation process instead of an immediate liquidation process in order to avoid discounts greater than the projected carrying costs. Proceeds from the sale of other real estate owned totaled $6.0 million in 2023 compared to $2.6 million in 2022. Subsequent to December 31, 2023, in late January 2024, HTLF sold its largest OREO property, decreasing other real estate owned by $10 million, with no associated loss.

Financial difficulty modifications
Any loans that are modified are reviewed by HTLF to identify if a financial difficulty modification has occurred, which is when HTLF modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. The adoption of ASU 2022-02 on January 1, 2023 eliminated the recognition and measurement of troubled debt restructured loans ("TDRs") and enhanced disclosures for modifications to loans related to borrowers experiencing financial difficulties. See Note Four to the consolidated financial statements for additional detail regarding the adoption of ASU 2022-02.

SECURITIES

The composition of HTLF's securities portfolio is managed to ensure liquidity needs are met while maximizing the return on the portfolio within the established risk appetite parameters. Securities represented 29% of HTLF's total assets at December 31, 2023, compared to 35% at December 31, 2022. Whenever possible, management intends to use a portion of the proceeds from maturities, paydowns, and sales of securities beyond those needed to fund loan growth to repay borrowings and wholesale funding. Total securities carried at fair value as of December 31, 2023, were $4.65 billion, a decrease of $1.50 billion or 24% since December 31, 2022. Total securities carried at fair value as of December 31, 2022, were $6.15 billion, a decrease of $1.38 billion or 18% since December 31, 2021.

During the fourth quarter of 2023, HTLF sold securities with proceeds totaling $865.4 million resulting in a pre-tax loss of $140.0 million to strategically reposition the balance sheet. The proceeds of the sale were used to repay high-cost wholesale deposits and short-term borrowings.

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

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity net of allowance for credit losses and other, by major category, in thousands:

	As of December 31,
	2023		2022		2021
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. treasuries	$32,118	0.58%	$31,699	0.45%	$1,008	0.01%
U.S. agencies	14,530	0.26	43,135	0.61	193,384	2.51
Obligations of states and political subdivisions	1,579,486	28.32	1,708,840	24.24	2,169,742	28.19
Mortgage-backed securities - agency	1,393,629	24.99	1,772,105	25.13	2,349,289	30.52
Mortgage-backed securities - non-agency	1,529,128	27.42	2,181,876	30.94	1,743,379	22.65
Commercial mortgage-backed securities - agency	64,788	1.16	85,123	1.21	123,912	1.61
Commercial mortgage-backed securities - non-agency	514,858	9.23	659,459	9.35	600,888	7.81
Asset-backed securities	217,370	3.90	416,054	5.90	409,653	5.32
Corporate bonds	118,169	2.12	57,942	0.82	3,040	0.04
Equity securities	21,056	0.38	20,314	0.29	20,788	0.27
Other securities	91,277	1.64	74,567	1.06%	82,567	1.07
Total securities	$5,576,409	100.00%	$7,051,114	100.00%	$7,697,650	100.00%

HTLF's securities portfolio had an expected modified duration of 6.38 years as of December 31, 2023, compared to 6.19 years as of December 31, 2022, and 5.26 years as of December 31, 2021.

At December 31, 2023, we had $91.3 million of other securities, including capital stock in the various Federal Home Loan Banks ("FHLB") of which HTLF Bank is a member. All securities classified as other are held at cost.

The table below presents the contractual maturities for the debt securities classified as available for sale at December 31, 2023, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage and asset-backed and equity securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. treasuries	$24,236	3.20%	$7,882	3.38%	$—	—%	$—	—%	$—	—%	$32,118	3.24%
U.S. agencies	—	—	434	2.73	—	—	14,096	6.62	—	—	14,530	6.50
Obligations of states and political subdivisions	375	0.34	2,590	1.52	11,691	1.59	726,589	2.19	—	—	741,245	2.18
Mortgage-backed securities - agency	—	—	—	—	—	—	—	—	1,393,629	2.94	1,393,629	2.94
Mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	1,529,128	4.52	1,529,128	4.52
Commercial mortgage-backed securities - agency	—	—	—	—	—	—	—	—	64,788	1.91	64,788	1.91
Commercial mortgage-backed securities - non-agency	—	—	—	—	—	—	—	—	514,858	7.12	514,858	7.12
Asset-backed securities	—	—	—	—	—	—	—	—	217,370	3.81	217,370	3.81
Corporate bonds	286	405.00	50,507	7.03	6,345	4.31	61,031	0.05	—	—	118,169	5.85
Equity securities	—	—	—	—	—	—	—	—	21,056	—	21,056	—
Total	$24,897	3.17%	$61,413	6.30%	$18,036	2.55%	$801,716	2.49%	$3,740,829	4.20%	$4,646,891	3.90%

The table below presents the contractual maturities for the debt securities classified as held to maturity at December 31, 2023, by major category, in thousands. Expected maturities will differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of states and political subdivisions	$8,116	5.04%	$88,728	4.83%	$158,686	4.48%	$582,711	4.68%	$838,241	4.66%
Total	$8,116	5.04%	$88,728	4.83%	$158,686	4.48%	$582,711	4.68%	$838,241	4.66%

The unrealized losses on HTLF's debt securities are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities and not related to concerns regarding the underlying credit of the issuers or the underlying collateral. For this reason and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the year ended December 31, 2023. See Note Three, "Securities" of the consolidated financial statements for further discussion regarding unrealized losses on our securities portfolio.

DEPOSITS

Total deposits were $16.20 billion as of December 31, 2023, compared to $17.51 billion as of December 31, 2022, a decrease of $1.31 billion or 7%. Excluding wholesale and institutional deposits, customer deposits were $14.85 billion as of December 31, 2023, compared to $15.22 billion as of December 31, 2022, a decrease of $367.3 million or 2%. As of December 31, 2023, 61% of HTLF's deposits were insured or collateralized.

Increases in interest rates in 2023 and 2022 encouraged customers to move deposit balances from noninterest-bearing accounts to interest bearing accounts.

HTLF maintains a granular and diverse deposit base. As of December 31, 2023, no Bank Market represented more than 14% of total customers deposits, and no major industry represented more than 10% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year end 2022, in thousands:

	December 31, 2023	December 31, 2022	Change	% Change
Demand-customer	$4,500,304	$5,701,340	$(1,201,036)	(21)%
Savings-customer	8,411,240	8,670,898	(259,658)	(3)
Savings-wholesale and institutional	394,357	1,323,493	(929,136)	(70)
Total savings	8,805,597	9,994,391	(1,188,794)	(12)
Time-customer	1,944,884	851,539	1,093,345	128
Time-wholesale	950,929	965,739	(14,810)	(2)
Total time	2,895,813	1,817,278	1,078,535	59
Total deposits	$16,201,714	$17,513,009	$(1,311,295)	(7)%

Total customer deposits	$14,856,428	$15,223,777	$(367,349)	(2)%
Total wholesale and institutional deposits	1,345,286	2,289,232	(943,946)	(41)%
Total deposits	$16,201,714	$17,513,009	$(1,311,295)	(7)%

At December 31, 2023, HTLF had $1.35 billion of wholesale and institutional deposits, of which $394.4 million was included in savings deposits and $950.9 million was included in time deposits. HTLF had $1.32 billion of wholesale and institutional savings and $965.7 million of wholesale time deposits at December 31, 2022.

Wholesale and institutional deposits at December 31, 2023, include $1.16 billion, or 7% of total deposits, of brokered deposits, of which $951.9 million was included in brokered time deposits and $210.7 million included in ICS.

HTLF has established policies with respect to the use of brokered deposits to limit the amount of brokered deposits as a percentage of total deposits and the HTLF Asset/Liability Committee monitors the use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to total deposits. As of December 31, 2023, the level of brokered deposits falls well within the internal policy limit of 20% of total assets. HTLF has established risk limits for the level of uninsured deposits to total deposits and uninsured and collateralized deposits to total deposits as well as deposit concentration limits for the largest one, five and 100 customers, and has been in compliance with those internal requirements for the periods presented. Total uninsured deposits were $7.35 billion, or 45% of total deposits, as of December 31, 2023.

The table below sets forth the distribution of our average deposit account balances and the average interest rates paid on each category of deposits for the years indicated, in thousands:

	For the Years Ended December 31,
	2023			2022			2021
	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate	Average Deposits	Percent of Deposits	Average Interest Rate
Demand-customer	$5,008,822	28.87%	—%	$6,131,760	36.01%	—%	$6,230,851	39.74%	—%
Savings-customer	8,354,036	48.15	1.77	8,686,187	51.00	0.29	8,125,426	51.82	0.11
Savings-wholesale and institutional	689,031	3.97	4.98	1,050,912	6.17	2.08	186,399	1.19	0.01
Time-customer	1,463,545	8.43	3.14	997,218	5.86	0.58	1,137,097	7.25	0.50
Time-wholesale	1,835,860	10.58	4.98	163,321	0.96	2.77	—	—	—
Total deposits	$17,351,294	100.00%		$17,029,398	100.00%		$15,679,773	100.00%

Customer Deposits
Total average customer deposits were $14.83 billion at December 31, 2023, compared to $15.82 billion at December 31, 2022, which was a decrease of $988.8 million or 6%. Significant customer deposit changes by category at December 31, 2023, compared to December 31, 2022, included:
•Average customer demand deposits decreased $1.12 billion or 18% to $5.01 billion compared to $6.13 billion.
•Average customer savings deposits decreased $332.2 million or 4% to $8.35 billion compared to $8.69 billion.
•Average customer time deposits increased $466.3 million to $1.46 billion compared to $997.2 million.

Total average customer deposits were $15.82 billion at December 31, 2022, compared to $15.49 billion at December 31, 2021, which was an increase of $321.8 million or 2%. Significant customer deposit changes by category at December 31, 2022, compared to December 31, 2021, included:

•Average customer demand deposits decreased $99.1 million or 2% to $6.13 billion compared to $6.23 billion.
•Average customer savings deposits increased $560.8 million or 7% to $8.69 billion compared to $8.13 billion.
•Average customer time deposits decreased $139.9 million to $997.2 million compared to $1.14 billion.

Wholesale and Institutional Deposits
Total average wholesale and institutional deposits were $2.52 billion as of December 31, 2023, which was an increase of $1.31 billion or 108% from $1.21 billion at December 31, 2022. Significant wholesale and institutional deposit changes by category at December 31, 2023, compared to December 31, 2022 included:
•Average wholesale and institutional savings deposits decreased $361.9 million or 34% to $689.0 million compared to $1.05 billion.
•Average wholesale time deposits increased $1.67 billion to $1.84 billion compared to $163.3 million.

Total average wholesale and institutional deposits were $1.21 billion as of December 31, 2022, which was an increase of $1.03 billion or 551% from $186.4 million at December 31, 2021. Significant wholesale and institutional deposit changes by category at December 31, 2022, compared to December 31, 2021 included:
•Average wholesale and institutional savings deposits increased $864.5 million or 464% to $1.05 billion compared to $186.4 million.
•Average wholesale time deposits increased $163.3 million compared to $0.

The following table sets for the amount and maturities of time deposits of $250,000 or more, at December 31, 2023, in thousands:

December 31, 2023
3 months or less	$664,607
Over 3 months through 6 months	785,359
Over 6 months through 12 months	282,385
Over 12 months	66,535
Total	$1,798,886

BORROWINGS

Borrowings were as follows as of December 31, 2023 and 2022, in thousands:

	As of December 31,		% Change
	2023	2022	2023/2022
Retail repurchase agreements	$42,447	$95,303	(55)%
Advances from the FHLB	521,186	50,000	942
Advances from the federal discount window	—	224,000	(100)
Other borrowings	58,622	6,814	760
Total	$622,255	$376,117	65%

Borrowings generally include securities sold under agreements to repurchase, FHLB advances, swap margin payable, and discount window borrowings from the Federal Reserve Bank. These funding alternatives are utilized in varying degrees depending on their pricing and availability. HTLF Bank owns stock in the FHLB of Topeka, enabling HTLF Bank to borrow funds for short- or long-term purposes under a variety of programs. As of December 31, 2023, the amount of borrowings was $622.3 million compared to $376.1 million for the year ended 2022, an increase of $246.1 million.

HTLF Bank provides retail repurchase agreements to its customers as a cash management tool, which sweep excess funds from demand deposit accounts into these agreements. This source of funding does not increase HTLF Bank's reserve requirements. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are primarily local. The balances of retail repurchase agreements were $42.4 million at December 31, 2023, compared to $95.3 million at December 31, 2022, a decrease of $52.9 million or 55%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in borrowings, and the primary purpose of this credit line agreement is to provide liquidity to HTLF. HTLF had no advances on this line during 2023 or 2022, and no balance was outstanding on this line at December 31, 2023, and December 31, 2022. The credit agreement contains specific financial covenants which HTLF complied with as of December 31, 2023 with the exception of the return on average assets covenant for which HTLF obtained a waiver through February 22, 2024.

TERM DEBT

The outstanding balances of term debt net of unamortized discount and issuance costs, in thousands, as of December 31, 2023 and 2022:

	As of December 31,		% Change
	2023	2022	2023/2022
Advances from the FHLB	$—	$740	(100)%
Trust preferred securities	149,288	148,284	1
Contracts payable for purchase of real estate and other assets	80	82	(2)
Subordinated notes	223,028	222,647	—
Total	$372,396	$371,753	—%

Term debt includes all debt arrangements HTLF and its subsidiaries have entered into as listed in the table above. As of December 31, 2023, the amount of term debt was $372.4 million, an increase of $643,000 or less than 1% since December 31, 2022.

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

For regulatory purposes, $148.2 million of total subordinated notes qualified as Tier 2 capital as of December 31, 2023.

A schedule of HTLF's trust preferred offerings outstanding as of December 31, 2023, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 12/31/23	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over SOFR	8.39%	03/17/2034	03/17/2024
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over SOFR	6.99	04/07/2036	04/07/2024
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over SOFR	7.13	09/15/2037	03/15/2024
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over SOFR	7.12	09/01/2037	03/01/2024
Morrill Statutory Trust I	9,464	12/19/2002	3.25% over SOFR	8.87	12/26/2032	03/26/2024
Morrill Statutory Trust II	9,198	12/17/2003	2.85% over SOFR	8.49	12/17/2033	03/17/2024
Sheboygan Statutory Trust I	6,878	09/17/2003	2.95% over SOFR	8.59	09/17/2033	03/17/2024
CBNM Capital Trust I	4,608	09/10/2004	3.25% over SOFR	8.90	12/15/2034	03/15/2024
Citywide Capital Trust III	6,661	12/19/2003	2.80% over SOFR	8.45	12/19/2033	04/23/2024
Citywide Capital Trust IV	4,526	09/30/2004	2.20% over SOFR	7.84	09/30/2034	05/23/2024
Citywide Capital Trust V	12,649	05/31/2006	1.54% over SOFR	7.19	07/25/2036	03/15/2024
OCGI Statutory Trust III	3,028	06/27/2002	3.65% over SOFR	9.31	09/30/2032	03/30/2024
OCGI Capital Trust IV	5,567	09/23/2004	2.50% over SOFR	8.15	12/15/2034	03/15/2024
BVBC Capital Trust II	7,359	04/10/2003	3.25% over SOFR	8.89	04/24/2033	04/24/2024
BVBC Capital Trust III	9,760	07/29/2005	1.60% over SOFR	7.19	09/30/2035	03/30/2024
Total trust preferred offerings	$149,288

CAPITAL RESOURCES

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. Under Basel III, HTLF must hold a conservation buffer above the adequately capitalized risk-based capital ratios; however, the transition provision related to the conservation buffer have been extended indefinitely.

The most recent notification from the FDIC categorized HTLF and HTLF Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the categorization of any of these entities.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
December 31, 2023	14.53%	11.69%	10.97%	9.44%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,399,653	$15,399,653	$15,399,653	N/A
Average assets	N/A	N/A	N/A	$19,082,733
December 31, 2022	14.76%	11.81%	11.07%	9.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,937,128	$14,937,128	$14,937,128	N/A
Average assets	N/A	N/A	N/A	$19,322,778

December 31, 2021	15.90%	12.39%	11.53%	8.57%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer (2019)	10.50	8.50	7.00	N/A
Risk-weighted assets	$12,829,318	$12,829,318	$12,829,318	N/A
Average assets	N/A	N/A	N/A	$18,553,872
At December 31, 2023, retained earnings that could be available for the payment of dividends to meet the most restrictive minimum capital requirements totaled $743.3 million. Retained earnings that could be available for the payment of dividends to HTLF from HTLF Bank totaled approximately $436.9 million at December 31, 2023, under the capital requirements to remain well capitalized. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of December 31, 2023, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

On August 8, 2022, HTLF filed a universal shelf registration statement with the SEC to register debt or equity securities. This shelf registration statement, which was effective immediately, provided HTLF with the ability to raise capital, subject to market conditions and SEC rules and limitations, if HTLF's board of directors decided to do so. This registration statement permits HTLF, from time to time, in one or more public offerings, to offer debt securities, subordinated notes, common stock, preferred stock, rights or any combination of these securities. The amount of securities that may have been offered was not specified in the registration statement, and the terms of any future offerings would be established at the time of the offering. The registration statement expires on August 8, 2025.

Common stockholders' equity was $1.82 billion at December 31, 2023, compared to $1.62 billion for the year ended 2022. Book value per common share was $42.69 at December 31, 2023, compared to $38.25 for the year ended 2022. Changes in common stockholders' equity and book value per common share are the result of earnings, dividends paid, stock transactions and mark-to-market adjustments for unrealized gains and losses on securities available for sale. HTLF's unrealized losses on securities available for sale including the unrealized gain on the fair value of security hedges, net of applicable taxes, reflected unrealized losses of $453.7 million and $619.2 million at December 31, 2023, and December 31, 2022, respectively.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents material fixed and determinable contractual obligations as of December 31, 2023, in thousands. Further discussion of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
Obligation	Note Reference	One Year or Less	More than One Year	Total
Demand deposits	8	$4,500,304	$—	$4,500,304
Savings deposits	8	8,805,597	—	8,805,597
Time deposits	8	2,726,098	169,715	2,895,813
Repurchase agreements	9	42,447	—	42,447
Advances from the FHLB	9	521,186	—	521,186
Other borrowings	9	58,622	—	58,622
Term debt	10	74,937	297,459	372,396
Total		$16,729,191	$467,174	$17,196,365

We also enter into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit, and are described in Note Fourteen, "Commitments," to the consolidated financial statements for additional information on these commitments. As of December 31, 2023, and December 31, 2022, commitments to extend credit aggregated $4.62 billion and $4.73 billion, and standby letters of credit aggregated $56.4 million and $55.1 million, respectively.

At December 31, 2023, and December 31, 2022, HTLF Bank had $917.0 million and $682.9 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

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

HTLF considers and uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors and collars. In the first quarter of 2023, HTLF terminated cash flow hedges that were effectively converting $500.0 million of variable rate loans to fixed rate loans. In the second and third quarter of 2023, HTLF continued the strategy of using derivatives by entering into fair value hedges to manage the exposure to changes in fair value on $2.5 billion of our loan portfolio and $838.1 million of our investment portfolio. See Note Eleven, "Derivative Financial Instruments," to the consolidated financial statements for additional information on our derivative financial instruments.

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

At December 31, 2023, HTLF had $323.0 million of cash and cash equivalents, time deposits in other financial institutions of $1.2 million and securities carried at fair value of $4.65 billion. Management expects the securities portfolio to produce principal cash flows of approximately $751.4 million during 2024.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

HTLF's borrowing balances depend on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances to be stable sources of funds and has tested drawing on these sources. In the event of short-term liquidity needs, HTLF Bank may purchase federal funds from correspondent banks, borrow from the FHLB, and may also borrow from the Federal Reserve Bank, including utilizing the BTFP.

HTLF's current liquidity strategy includes using overnight borrowings and reducing wholesale deposits. The use of overnight borrowings provides flexibility to make repayments on demand. As of December 31, 2023, pledged securities totaled $2.63 billion. As of December 31, 2023, approximately $2.83 billion of securities remained available to pledge. Additionally, FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $2.07 billion at December 31, 2023.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of December 31, 2023, dollars in thousands:

	As of December 31, 2023
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,378,898
Bank Term Funding Program	—	545,519
Federal Home Loan Bank	521,186	629,861
Federal Funds	—	140,000
Wholesale deposits/brokered CDs	1,162,603	2,697,946
Total	$1,683,789	$5,392,224

HTLF is focused on loan growth and strives to fund the loan growth with the least expensive source of deposits, sales of securities, or borrowings. The securities portfolio is expected to produce principal cash flows of approximately $751.4 million over the next twelve months, which could be used to fund loan growth. Additionally, growing deposits will continue to be a focus. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

On a consolidated basis, HTLF maintains a large balance of securities that, when combined with cash from operations, HTLF believes are adequate to meet its funding obligations.

At the parent company level, routine funding requirements consist primarily of dividends paid to stockholders, debt service on revolving credit arrangements and trust preferred securities, repayment requirements under other debt obligations and payments for acquisitions. The parent company obtains the funding to meet these obligations from dividends paid by HTLF Bank and the issuance of debt and equity securities.

As of December 31, 2023, the parent company had cash of $288.2 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was renewed most recently on June 14, 2022. HTLF's revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at December 31, 2023. This credit agreement contains specific financial covenants which HTLF complied with as of December 31, 2023 with the exception of the return on average assets covenant for which HTLF obtained a waiver through February 22, 2024.

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by HTLF Bank. HTLF Bank is subject to statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios in HTLF Bank, certain portions of its retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF under the regulatory capital requirements to remain well-capitalized totaled approximately $436.9 million as of December 31, 2023.

HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLFs board of directors decides to do so. This registration statement expires in August 2025.

Management believes that cash on hand, cash flows from operations and cash availability under existing borrowing programs and facilities will be sufficient to meeting any recurring and additional operating cash needs in 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates, including the risk that our net income will be materially impacted by changes in interest rates. HTLF's market risk is comprised primarily of interest rate risk resulting from HTLF Bank's core banking activities of lending and deposit gathering.

HTLF uses an interest rate management process to measure market risk and manage exposure within policy limits approved by the HTLF Board of Directors. Exposure to market risk is reviewed on a regular basis by HTLF Bank’s Asset/Liability Committee as well as HTLF's and HTLF Bank's management and Board of Directors.

HTLF's balance sheet market risk profile is measured and reviewed at least quarterly. As part of the review, interest rate sensitivity analysis is performed, which simulates changes in net interest income in response to various hypothetical interest rate scenarios capturing asset and liability pricing mismatches over a one-year and two-year time horizon. Increasing net interest income in a rising rate environment would indicate that asset-related income will increase faster than liability-related expense over the simulation period.

The core interest rate risk analysis utilized by HTLF examines the balance sheet under many interest rate scenarios including shocks, ramps, yield curve twists, market-based, as well as those that may be deemed extreme or highly unlikely. We use a net interest income ("NII") simulation model to measure the estimated changes in NII that would result over various time horizons from immediate and sustained changes in interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. The model has inherent limitations and these results are based on a given set of rate changes and assumptions at a point in time. Key assumptions in the analysis include balance sheet growth, product mix-shift, the repricing behavior of interest-bearing deposits (i.e., deposit betas), behavior of deposits with indeterminate maturities, prepayment assumptions on financial instruments with embedded options such as loans and investment securities, as well as cashflow reinvestment assumptions.

The base scenario assumes a static balance sheet and static interest rates as of December 31, 2023, no changes to product mix shift and cashflow reinvestment at current market interest rates. HTLF also assumes a correlation, referred to as a deposit beta, with respect to interest-bearing deposits, as the rates paid to deposit holders change at a different pace when compared with changes in average benchmark interest rates. Generally, time deposits are assumed to have a high correlation, while other interest bearing accounts are assumed to have a lower correlation. The model assumes interest-bearing deposits reprice at 54% and total deposits reprice at 39% in an up rate scenario and that interest-bearing deposits reprice at 48% and total deposits reprice at 34% in a down rate scenario, as compared to the change in benchmark interest rates. The majority of our loans are variable rate and are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvests the proceeds at current simulated yields Changes that could vary significantly from HTLF's assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

Key assumptions are monitored at least annually or as needed, as part of the sensitivity analysis and back testing framework. When appropriate and applicable assumptions are recalibrated taking into consideration among other factors, the impact of a full interest rate cycle on the balance sheet. In 2023, HTLF recalibrated certain prepayment assumptions and updated cash flow characteristics. None of the changes were material to the simulation model.

The following table presents the most recent simulation of net interest income at December 31, 2023, in thousands. The interest rate scenarios assume parallel instantaneous changes to interest rate levels by 100 and 200 basis points.

	As of December 31, 2023
	Net Interest Margin	% Change From Base
Year 1
Down 200 Basis Points	$549,363	(15.68)%
Down 100 Basis Points	603,551	(7.37)
Base	651,555
Up 100 Basis Points	694,385	6.57
Up 200 Basis Points	735,751	12.92
Year 2
Down 200 Basis Points	587,149	(9.88)
Down 100 Basis Points	652,175	0.10
Base	707,457	8.58
Up 100 Basis Points	745,787	14.46
Up 200 Basis Points	779,600	19.65

As of December 31, 2023, HTLF's through the cycle deposit beta (calculated by taking the change in company deposit rates compared to the benchmark federal funds target rate over a period of time) for customer deposits was approximately 31% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 45% for customer deposits and 51% including both customer and wholesale and institutional deposits. As of December 31, 2022, HTLF's through the cycle beta for customer deposits was approximately 9% for all customer deposits and 18% including both customer and wholesale and institutional deposits. As of December 31, 2022, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 14% for customer deposits and 27% including both customer and wholesale and institutional deposits. HTLF compares actual deposit betas to the betas utilized in the net interest margin simulation models to monitor model performance and to monitor our deposits in comparison with market competition. Management also uses deposit betas to understand the risk to net interest income in various interest rate environments.

We use derivative financial instruments to manage the impact of changes in interest rates on our future interest income or interest expense. We are exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believe we have minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note Eleven to the consolidated financial statements.

We enter into financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract relating to the commitment. Commitments generally have fixed expiration dates and may require collateral from the borrower. Standby letters of credit are conditional commitments issued by HTLF to guarantee the performance of a customer to a third-party up to a stated amount and with specified terms and conditions. These commitments to extend credit and standby letters of credit are not recorded on the balance sheet until the loan is made or the letter of credit is issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
		As of December 31,
	Notes	2023	2022
ASSETS
Cash and due from banks	2	$275,554	$309,045
Interest bearing deposits with other banks and other short-term investments		47,459	54,042
Cash and cash equivalents		323,013	363,087
Time deposits in other financial institutions		1,240	1,740
Securities:
Carried at fair value (cost of $5,100,344 at December 31, 2023, and cost of $6,788,729 at December 31, 2022)	3	4,646,891	6,147,144
Held to maturity, net of allowance for credit losses of $0 at both December 31, 2023, and December 31, 2022 (fair value of $816,399 at December 31, 2023, and $776,557 at December 31, 2022)	3	838,241	829,403
Other investments, at cost	3	91,277	74,567
Loans held for sale		5,071	5,277
Loans receivable:	4
Held to maturity		12,068,645	11,428,352
Allowance for credit losses	4, 5	(122,566)	(109,483)
Loans receivable, net		11,946,079	11,318,869
Premises, furniture and equipment, net	6	177,001	190,479
Premises, furniture and equipment held for sale		4,069	6,851
Other real estate, net		12,548	8,401
Goodwill	7	576,005	576,005
Core deposit intangibles and customer relationship intangibles, net	7	18,415	25,154
Servicing rights, net	7	—	7,840
Cash surrender value on life insurance		197,085	193,403
Other assets		574,772	496,008
TOTAL ASSETS		$19,411,707	$20,244,228
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:	8
Demand		$4,500,304	$5,701,340
Savings		8,805,597	9,994,391
Time		2,895,813	1,817,278
Total deposits		16,201,714	17,513,009
Borrowings	9	622,255	376,117
Term debt	10	372,396	371,753
Accrued expenses and other liabilities		282,225	248,294
TOTAL LIABILITIES		17,478,590	18,509,173
STOCKHOLDERS' EQUITY:	15, 16
Preferred stock (par value $1 per share; authorized 188,500 shares at December 31, 2023 and 6,104 shares at December 31, 2022; none issued or outstanding at both December 31, 2023, and December 31, 2022)		—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both December 31, 2023, and December 31, 2022; 11,500 shares issued and outstanding at both December 31, 2023, and December 31, 2022)		110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both December 31, 2023 and December 31, 2022; issued 42,688,008 shares at December 31, 2023, and 42,467,394 shares at December 31, 2022)		42,688	42,467
Capital surplus		1,090,740	1,080,964
Retained earnings		1,141,501	1,120,925
Accumulated other comprehensive loss		(452,517)	(620,006)
TOTAL STOCKHOLDERS' EQUITY		1,933,117	1,735,055
TOTAL LIABILITIES AND EQUITY		$19,411,707	$20,244,228

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share data)
		For the Years Ended December 31,
	Notes	2023	2022	2021
INTEREST INCOME:
Interest and fees on loans	4	$697,997	$477,970	$444,137
Interest on securities:
Taxable		223,521	169,544	125,010
Nontaxable		25,268	24,006	19,268
Interest on federal funds sold		3	11	1
Interest on interest bearing deposits in other financial institutions		7,007	3,125	344
TOTAL INTEREST INCOME		953,796	674,656	588,760
INTEREST EXPENSE:
Interest on deposits	8	319,688	56,880	14,797
Interest on borrowings		10,311	2,717	471
Interest on term debt (includes $575, $246, and $(1,601) of interest (income) expense related to derivatives reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021, respectively)	10, 11	22,560	16,823	12,932
TOTAL INTEREST EXPENSE		352,559	76,420	28,200
NET INTEREST INCOME		601,237	598,236	560,560
Provision (benefit) for credit losses	4, 5	21,707	15,370	(17,575)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES		579,530	582,866	578,135
NONINTEREST INCOME:
Service charges and fees	19	74,024	68,031	59,703
Loan servicing income	7	1,561	2,741	3,276
Trust fees	19	20,715	22,570	24,417
Brokerage and insurance commissions	19	2,794	2,986	3,546
Capital markets fees		10,007	11,543	1,324
Securities (losses) gains, net (includes $(141,377), $(1,892), and $5,910 of net security gains (losses) reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021, respectively)	3	(141,539)	(425)	5,910
Unrealized (loss) gain on equity securities, net	3	240	(622)	58
Net gains on sale of loans held for sale		3,880	9,032	20,605
Valuation adjustment on servicing rights	7	—	1,658	1,088
Income on bank owned life insurance		3,771	2,341	3,762
Other noninterest income		3,621	8,409	5,246
TOTAL NONINTEREST INCOME (LOSS)		(20,926)	128,264	128,935
NONINTEREST EXPENSES:
Salaries and employee benefits	13, 15	251,276	254,478	240,114
Occupancy	21	26,847	28,155	29,965
Furniture and equipment	6	11,599	12,499	13,323
Professional fees		58,667	58,606	58,843
FDIC insurance assessments		19,940	7,000	5,757
Advertising		8,347	6,221	7,257
Core deposit intangibles and customer relationship intangibles amortization	7	6,739	7,834	9,395
Other real estate and loan collection expenses		1,489	950	990
(Gain) loss on sales/valuations of assets, net		(77)	(1,047)	588
Acquisition, integration and restructuring costs		10,359	7,586	5,331
Partnership investment in tax credit projects		5,401	5,040	6,303
Other noninterest expenses		61,240	56,055	53,946
TOTAL NONINTEREST EXPENSES		461,827	443,377	431,812
INCOME BEFORE INCOME TAXES		96,777	267,753	275,258
Income taxes (includes $(43,560), $(355), and $1,896 of income tax expense (benefit) reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021, respectively)	12	16,857	55,573	55,335
NET INCOME		79,920	212,180	219,923
Preferred dividends		(8,050)	(8,050)	(8,050)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS		$71,870	$204,130	$211,873
EARNINGS PER COMMON SHARE - BASIC	1	$1.68	$4.80	$5.01
EARNINGS PER COMMON SHARE - DILUTED	1	$1.68	$4.79	$5.00
CASH DIVIDENDS DECLARED PER COMMON SHARE		$1.20	$1.09	$0.96

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Dollars in thousands)
	For the Years Ended December 31,
	2023	2022	2021
NET INCOME	$79,920	$212,180	$219,923
OTHER COMPREHENSIVE INCOME (LOSS)
Change in available for sale ("AFS") securities:
Net change in unrealized gain (loss) on securities	46,755	(637,513)	(103,807)
Reclassification adjustment for net (gains) losses realized in net income	141,377	1,892	(5,910)
Reclassification adjustment for net losses on hedged AFS securities	20,913	—	—
Income tax benefit (expense)	(52,096)	158,049	28,573
Other comprehensive income (loss) on AFS securities	156,949	(477,572)	(81,144)
Change in securities held to maturity
Adjustment for securities transferred from AFS	—	(186,286)	—
Net amortization of unrealized losses on securities transferred from AFS	11,237	3,842	—
Income tax benefit (expense)	(2,633)	45,174	—
Other comprehensive income (loss) on held to maturity securities	8,604	(137,270)	—
Change in cash flow hedges:
Net change in unrealized gain on derivatives	1,952	500	5,037
Reclassification adjustment for net (gains) losses on derivatives realized in net income	575	246	(1,601)
Income tax expense	(591)	(158)	(763)
Other comprehensive income on cash flow hedges	1,936	588	2,673
Other comprehensive income (loss)	167,489	(614,254)	(78,471)
TOTAL COMPREHENSIVE INCOME (LOSS)	$247,409	$(402,074)	$141,452

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Dollars in thousands, except per share data)

	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2021	$110,705	$42,094	$1,062,083	$791,630	$72,719	$2,079,231
Comprehensive income (loss)				219,923	(78,471)	141,452
Cash dividends declared:
Series C Preferred, 2.50 per share						—
Preferred $700.00 per share				(8,050)		(8,050)
Common, $0.96 per share				(40,509)		(40,509)
Issuance of 181,402 shares of common stock		181	1,130			1,311
Stock based compensation			8,743			8,743
Balance at December 31, 2021	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178

Balance at January 1, 2022	$110,705	$42,275	$1,071,956	$962,994	$(5,752)	$2,182,178
Comprehensive income (loss)				212,180	(614,254)	(402,074)
Cash dividends declared:
Preferred, $700.00 per share				(8,050)		(8,050)
Common, $1.09 per share				(46,199)		(46,199)
Issuance of 192,130 shares of common stock		192	846			1,038
Stock based compensation			8,162			8,162
Balance at December 31, 2022	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				79,920	167,489	247,409
Cash dividends declared:
Preferred, $700.00 per share				(8,050)		(8,050)
Common, $1.20 per share				(51,294)		(51,294)
Issuance of 220,614 shares of common stock		221	327			548
Stock based compensation			9,449			9,449
Balance at December 31, 2023	$110,705	$42,688	$1,090,740	$1,141,501	$(452,517)	$1,933,117

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,920	$212,180	$219,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,385	24,479	26,894
Provision (benefit) for credit losses	21,707	15,370	(17,575)
Net amortization of premium on securities	29,671	59,454	52,145
Provision (benefit) for deferred taxes	(9,196)	(3,887)	11,543
Securities losses (gains), net	141,539	425	(5,910)
Unrealized loss (gain) on equity securities, net	(240)	622	(58)
Stock based compensation	9,449	8,162	8,743
Loss (gain) on sales/valuations of assets, net	(77)	1,998	2,222
Loans originated for sale	(136,734)	(284,324)	(466,071)
Proceeds on sales of loans held for sale	160,705	308,294	521,463
Net gains on sales of loans held for sale	(3,856)	(7,607)	(19,083)
Increase in accrued interest receivable	(11,294)	(17,530)	(1,590)
Increase in prepaid expenses	(1,183)	(1,580)	(1,102)
Increase (decrease) in accrued interest payable	45,987	3,737	(497)
Capitalization of servicing rights	(24)	(1,425)	(1,522)
Valuation adjustment on servicing rights	—	(1,658)	(1,088)
Net excess tax (expense) benefit from stock-based compensation	(123)	131	312
Income from fair value hedge activity	(4,021)	—	—
Other, net	(62,303)	71,167	(2,712)
NET CASH PROVIDED BY OPERATING ACTIVITIES	280,312	388,008	326,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	—	—	(10)
Proceeds from the sale of securities available for sale	1,196,586	1,048,525	1,475,598
Proceeds from the sale of securities held to maturity	—	2,337	—
Proceeds from the sale, maturity of and principal paydowns on other investments	42,875	22,359	4,858
Proceeds from the maturity of and principal paydowns on securities available for sale	604,088	903,514	1,059,292
Proceeds from the maturity of and principal paydowns on securities held to maturity	2,427	6,082	5,659
Proceeds from the maturity of time deposits in other financial institutions	500	1,154	245
Purchase of securities available for sale	(337,667)	(2,226,881)	(4,094,661)
Purchase of other investments	(59,747)	(12,992)	(12,172)
Net (increase) decrease in loans	(661,445)	(1,506,338)	50,437
Purchase of bank owned life insurance policies	(320)	(283)	(288)
Proceeds from bank owned life insurance policies	—	966	—
Proceeds from sale of mortgage servicing rights	6,714	—	—
Capital expenditures and investments	(7,060)	(14,804)	(17,203)
Net cash expended in divestitures	—	(50,616)	(15,682)
Proceeds from sale of premises, furniture and equipment	9,254	10,872	10,489
Proceeds on sale of OREO and other repossessed assets	5,990	3,062	8,338
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	802,195	(1,813,043)	(1,525,100)

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Dollars in thousands)
	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	(1,201,036)	(206,366)	813,600
Net increase (decrease) in savings accounts	(1,188,794)	566,033	893,569
Net increase (decrease) in time deposit accounts	1,078,535	799,938	(242,321)
Net increase (decrease) in borrowings	(225,048)	194,520	(36,275)
Proceeds from short term FHLB advances	1,295,488	286,000	141,700
Repayments of short term FHLB advances	(824,302)	(236,000)	(141,700)
Proceeds from other borrowings	—	—	147,614
Repayments of other borrowings	(740)	(228)	(233,794)
Proceeds from issuance of common stock	2,467	2,875	2,925
Dividends paid	(59,151)	(54,249)	(48,559)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,122,581)	1,352,523	1,296,759
Net increase (decrease) in cash and cash equivalents	(40,074)	(72,512)	97,696
Cash and cash equivalents at beginning of year	363,087	435,599	337,903
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323,013	$363,087	$435,599
Supplemental disclosures:
Cash paid for income/franchise taxes	$48,624	$37,782	$49,914
Cash paid for interest	306,572	72,683	28,703
Loans transferred to OREO	13,181	9,423	2,807
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	5,824	—	396
Transfer of premises from premises, furniture and equipment, net to premises, furniture and equipment held for sale	6,786	5,188	12,662
Securities transferred from available for sale to held to maturity	—	934,538	—
Dividends declared, not paid	2,205	2,013	2,013

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Heartland Financial USA, Inc. ("HTLF") is a bank holding company with locations in Iowa, Illinois, Wisconsin, New Mexico, Arizona, Colorado, Montana, Minnesota, Kansas, Missouri, Texas and California. The principal services of HTLF, which are provided through HTLF Bank, are FDIC-insured deposit accounts and related services, and loans to businesses and consumers. The loans consist primarily of commercial and industrial, owner-occupied commercial real estate, non-owner occupied commercial real estate, real estate construction, agricultural and agricultural real estate, residential real estate and consumer loans.

Principles of Presentation - The consolidated financial statements include the accounts of HTLF and its subsidiaries: HTLF Bank; DB&T Community Development Corp.; Heartland Community Development, Inc.; Heartland Financial USA, Inc. Insurance Services; Heartland Financial Statutory Trust IV; Heartland Financial Statutory Trust V; Heartland Financial Statutory Trust VI; Heartland Financial Statutory Trust VII; Morrill Statutory Trust I; Morrill Statutory Trust II; Sheboygan Statutory Trust I, CBNM Capital Trust I, Citywide Capital Trust III, Citywide Capital Trust IV, Citywide Capital Trust V, OCGI Statutory Trust III, OCGI Capital Trust IV, BVBC Capital Trust II, and BVBC Capital Trust III. All HTLF’s subsidiaries are wholly-owned as of December 31, 2023.

As of December 31, 2023, HTLF Bank and its respective bank brands listed below operated as divisions of HTLF Bank:
•Arizona Bank & Trust
•Bank of Blue Valley
•Citywide Banks
•Dubuque Bank & Trust
•First Bank & Trust
•Illinois Bank & Trust
•Minnesota Bank & Trust
•New Mexico Bank & Trust
•Premier Valley Bank
•Rocky Mountain Bank
•Wisconsin Bank & Trust

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

In the second quarter of 2023, HTLF amended and restated its Certificate of Incorporation and filed Certificates of Elimination with the state of Delaware with respect to Series A, B, C, and D preferred stock issuances, which returned these previously designated shares to authorized but unissued. The following shows the details of Series A, B, C and D preferred stock at December 31, 2022:
•Series A Junior Participating preferred stock-par value $1 per share; authorized 16,000 shares; none issued or outstanding at December 31, 2022
•Series B Fixed Rate Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series C Senior Non-Cumulative Perpetual Preferred Stock-par value $1 per share; 81,698 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022
•Series D Senior Non-Cumulative Perpetual Convertible Preferred Stock-par value $1 per share; 3,000 shares authorized at December 31, 2022; none issued or outstanding at December 31, 2022

After the cancellation of Series A, B, C and D preferred shares, total undesignated preferred shares authorized increased to 188,500 from 6,104 at December 31, 2022, of which none were issued or outstanding at both December 31, 2023 and December 31, 2022.

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

Trading Securities - Trading securities represent those securities HTLF intends to actively trade and are stated at fair value with changes in fair value reflected in noninterest income. HTLF had no trading securities at both December 31, 2023 and 2022.

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

HTLF reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, the financial condition of the issuer, as well as security and industry-specific economic conditions. In addition, regarding debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Realized securities gains or losses on securities sales (using a specific identification method) are included in securities gains, net in the consolidated statements of income.

Equity securities include Community Reinvestment Act funds with readily determinable fair values and are carried at fair value. Certain equity securities do not have readily determinable fair values, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which are held for debt and regulatory purposes and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes for the identical or similar investment of the same issuer. HTLF did not record any impairment or other adjustments to the carrying amount of these investments during the years ended December 31, 2023, and December 31, 2022.

Allowance for Credit Losses on AFS Debt Securities - HTLF reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, financial condition of the issuer, as well as security and industry-specific economic conditions. In addition, with regard to debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The decline in fair value of an AFS debt security due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and HTLF does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis. HTLF had no allowance for credit losses on AFS debt securities recorded at December 31, 2023, and December 31, 2022.

Securities Held to Maturity - Securities which HTLF has the ability and positive intent to hold to maturity are classified as held to maturity. Such securities are stated at amortized cost, adjusted for premiums and discounts that are amortized/accreted using the interest method over the period from the purchase date to the expected maturity or call date of the related security.

Allowance for Credit Losses on Held to Maturity Debt Securities - HTLF measures expected credit losses on held to maturity debt securities on a collective basis based on security type. The estimate of expected credit losses considers historical credit information that is adjusted for current conditions and supportable forecasts. HTLF's held to maturity debt securities consist primarily of investment grade obligations of states and political subdivisions. The forecast and forecast period used in the calculation of the allowance for credit losses for loans is used in calculating the allowance for credit losses on held to maturity debt securities. HTLF had no allowance for credit losses on held to maturity debt securities recorded at both December 31, 2023, and December 31, 2022.

Loans Held to Maturity - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, which is the principal amount outstanding, net of cumulative charge-offs, unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. HTLF has a loan policy which establishes the credit risk appetite, lending standards and underwriting criteria designed so that HTLF may extend credit in a prudent and sound manner. The HTLF loan policy is reviewed and approved on a regular basis. A reporting system supplements the review process by providing management and the board with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

HTLF originates commercial and industrial loans and owner occupied commercial real estate loans for a wide variety of business purposes, including lines of credit for capital and operating purposes and term loans for real estate and equipment purchases. Non-owner occupied commercial real estate loans provide financing for various non-owner occupied or income producing properties. Real estate construction loans are generally short-term or interim loans that provide financing for acquiring or developing commercial income properties, multi-family projects or single-family residential homes. Agricultural and agricultural real estate loans provide financing for capital improvements and farm operations, as well as livestock and machinery purchases. Residential real estate loans are originated for the purchase or refinancing of single-family residential properties. Consumer loans include loans for motor vehicles, home improvement, home equity and personal lines of credit.

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

Quantitative Factors
The quantitative component of the allowance for credit losses is measured using historical loss experience using a look back period, currently over the most recent 16 years, on a pool basis for loans with similar risk characteristics. HTLF utilizes third-party software to calculate the expected credit losses using two separate methodologies. For certain commercial and agricultural loans, the expected credit losses are calculated through a transition matrix model derived probability of default and loss given default methodology. The transition matrix model determines the life of loan probability of default using the historical transitions of loans between risk ratings and through default. The probability of default and loss given default methodology has been developed using HTLF’s historical loss experience over the look back period. For smaller commercial and agricultural loans, residential real estate loans and consumer loans, a lifetime average historical loss rate is established for each pool of loans based upon an average loss rate calculated using HTLF historical loss experience over the look back period.

The risks in the commercial and industrial loan portfolio include the unpredictability of the cash flow of the borrowers and the variability in the value of the collateral securing the loans. Owner occupied commercial real estate loans depend upon the cash flow of the borrowers and the collateral value of the real estate. Non-owner occupied commercial real estate loans typically depend, in large part, on sufficient income from the properties securing the loans to cover the operating expenses and debt service. Real estate construction loans involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Additionally, real estate construction loans have a greater risk of default in a weaker economy because the source of repayment relies on the successful and timely completion of the project. Agricultural and agricultural real estate loans depend upon the profitable operation or management of the farm property securing the loan. Loans secured by farm equipment, livestock or crops may not provide an adequate source of repayment because of damage or depreciation. Residential real estate loans depend upon the borrower's ability to repay the loan and the underlying collateral value. Consumer loans depend upon the borrower's personal financial circumstances and continued financial stability.

If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and on nonaccrual status are individually assessed using a collateral dependency calculation. A loan is collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The impairment will be recognized by creating a specific reserve against the loan with a corresponding charge to provision expense. In most cases, the specific reserve will be charged off in the same quarter the loss is probable. In some cases, when HTLF believes certain loans do not share the same risk characteristics with other loans in the pool, the standard allows for these loans to be individually assessed. All individually assessed loan calculations are completed at least semi-annually.

Qualitative Factors
HTLF's allowance methodology also has a qualitative component, the purpose of which is to provide management with a means to take into consideration changes in current conditions that could potentially have an effect on the level of recognized loan losses, that otherwise fail to show up in the quantitative analysis performed in determining its base loan loss rates.

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

The qualitative adjustments are based on the comparison of the current condition to the average condition over the look back period. The adjustment amount can be either positive or negative depending on whether the current condition is better or worse than the historical average. HTLF incorporates the adjustments for changes in current conditions using an overlay approach. The adjustments are applied as a percentage adjustment in addition to the calculated historical loss rates of each pool. These adjustments reflect the extent to which HTLF expects current conditions to differ from the conditions that existed for the period over which historical information was evaluated. HTLF utilizes an anchoring approach to determine the minimum and maximum amount of qualitative allowance for credit losses, which is determined by comparing the highest and lowest historical rate to the current quantitative allowance rate to calculate the rate for the adjustment.

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

HTLF uses Moody's baseline economic forecast scenario, which is updated quarterly in HTLF's methodology, and considers other Moody's forecast scenarios to support the economic forecast component of the allowance for credit losses. The economic forecast reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. HTLF utilized a one-year reasonable and supportable forecast period for the calculation of the December 31, 2023, and December 31, 2022, allowance for credit losses.

It is expected that actual economic conditions will, in many cases, differ from forecasts because the ultimate outcomes during the forecast period may be affected by events that were unforeseen, such as economic disruption and fiscal or monetary policy actions, which are exacerbated by longer forecasting periods. This uncertainty would be relevant to the entity’s confidence level as to the outcomes being forecasted. That is, an entity is likely less confident in the ultimate outcome of events that will occur at the end of the forecast period as compared to the beginning. As a result, actual future economic conditions may not be an effective indicator of the quality of management’s forecasting process, including the length of the forecast period.

Financial Difficulty Modifications - Any loans that are modified are reviewed by HTLF to identify if a financial difficulty modification has occurred, which is when HTLF modifies a loan related to a borrower experiencing financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. The modification of the terms of such loans includes one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date, a permanent reduction of the recorded investment of the loan, or an other-than-insignificant payment delay. The adoption of ASU 2022-02 on January 1, 2023 eliminated the recognition and measurement of TDRs and enhanced disclosures for modifications to loans related to borrowers experiencing financial difficulties. See Note Four to the consolidated financial statements for additional detail regarding the adoption of ASU 2022-02.

Loans Held for Sale - Loans held for sale are stated at the lower of cost or fair value on an aggregate basis. Gains or losses on sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan. These deferred costs and fees are recognized in noninterest income as part of the gain or loss on sales of loans upon sale of the loan.

At December 31, 2023 and 2022, loans held for sale primarily consisted of 1-4 family residential mortgages.

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

Mortgage Servicing and Transfers of Financial Assets - Prior to dissolving its mortgage operations in 2023, HTLF regularly sold residential mortgage loans to others, primarily government sponsored entities, on a non-recourse basis. Sold loans are not included in the accompanying consolidated balance sheets. HTLF generally retained the right to service the sold loans for a fee prior to the sale of its mortgage servicing rights portfolio in the first quarter of 2023. First Bank & Trust, a division of HTLF Bank, serviced mortgage loans primarily for government sponsored entities with aggregate unpaid principal balance of $0 and $725.9 million, at December 31, 2023 and 2022, respectively.

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

In evaluating goodwill for impairment, HTLF first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If HTLF concludes that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if HTLF concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then HTLF performs a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to recognize, if any. In addition, the income tax effects of tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. A goodwill impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

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

First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing portfolio in the first quarter of 2023, and the value of the mortgage servicing rights was derecognized on the consolidated balance sheet. In prior periods, the carrying values of these rights were reviewed quarterly for impairment based on the calculation of their fair value as performed by an outside third-party. For purposes of measuring impairment, the rights were stratified into certain risk characteristics including loan type and loan term. At December 31, 2022, no valuation allowance was required on HTLF's mortgage servicing rights with an original term of 15 years, and no valuation allowance was required on HTLF's mortgage servicing rights with an original term of 30 years.

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

Derivative Financial Instruments - HTLF uses derivative financial instruments as part of its interest rate risk management, which includes interest rate swaps, certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. FASB ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by ASC 815, HTLF records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to changes in the fair value of a recognized asset or liability on the consolidated balance sheets are fair value hedges. To qualify for hedge accounting, HTLF must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (loss) and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative, if any, is recognized immediately in other noninterest income. HTLF assesses the effectiveness of each hedging relationship by comparing the cumulative changes in cash flows of the derivative hedging instrument with the cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness. In the first quarter of 2023 HTLF terminated its cash flow hedges. It was determined that the forecasted transactions remain probable, so the unrealized gains at termination were kept in accumulated comprehensive income and are being amortized into income over the remaining life of the forecasted transaction.

HTLF had multiple fair value hedging relationships at December 31, 2023. HTLF uses hedge accounting in accordance with ASC 815. For hedges where the fair value change in the loan portfolio is being hedged, unrealized gains and losses representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan are being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income in the consolidated statements of income. For hedges where the fair value change in the investment portfolio are being hedged, the change in the fair value of the derivative and the change in the fair value of the risk being hedged on the related investments is being recorded in interest income on the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income in the consolidated statements of income. HTLF uses statistical regression to assess hedge effectiveness, both at the inception of the hedge as well as on a continual basis. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in the fair value of the asset being hedged due to changes in the hedge risk.

HTLF also has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income.

HTLF does not use derivatives for speculative purposes. Derivatives not designated as hedges are not speculative and are used to manage HTLF’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815.

Mortgage Derivatives - HTLF uses interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage-backed securities. These commitments are considered derivative instruments. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free-standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. As of December 31, 2023, HTLF was winding out of this activity due to dissolving its mortgage operations.

Fair Value Measurements - Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts HTLF could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine the fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. HTLF's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Below is a brief description of each fair value level:

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

Treasury Stock - Treasury stock is accounted for by the cost method, whereby shares of common stock reacquired are recorded at their purchase price. When treasury stock is reissued, any difference between the sales proceeds, or fair value when issued for business combinations, and the cost is recognized as a charge or credit to capital surplus. HTLF had no treasury stock at December 31, 2023 and December 31, 2022.

Trust Department Assets - Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets because such items are not assets of HTLF Bank.

Earnings Per Share - Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, are shown in the table below, dollars and number of shares in thousands, except per share data:

	2023	2022	2021
Net income attributable to HTLF	$79,920	$212,180	$219,923
Preferred dividends	(8,050)	(8,050)	(8,050)
Net income available to common stockholders	$71,870	$204,130	$211,873
Weighted average common shares outstanding for basic earnings per share	42,701	42,496	42,260
Assumed incremental common shares issued upon vesting of restricted stock units	91	135	151
Weighted average common shares for diluted earnings per share	42,792	42,631	42,411
Earnings per common share — basic	$1.68	$4.80	$5.01
Earnings per common share — diluted	$1.68	$4.79	$5.00
Number of antidilutive stock units excluded from diluted earnings per share computation	112	5	1
Number of antidilutive stock options excluded from diluted earnings per share computation	60	5	—

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Annual Report on Form 10-K with the SEC.

Subsequent to December 31, 2023, in February of 2024, HTLF announced that HTLF Bank had signed definitive agreements to sell its nine Rocky Mountain Bank division branches to two purchasers. The agreements include the sale of approximately $588.9 million of deposits, $365.9 million of loans and $13.6 million of premises, furniture and equipment. The transaction is expected to close in the latter half of 2024.

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

ASU 2023-02
In March 2023, the FASB issued ASU 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Task Force)." ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. The adoption of this amendment is not expected to have a material impact on the results of operations or financial position.

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

TWO
CASH AND DUE FROM BANKS

HTLF Bank is required to maintain certain average cash reserve balances as a non-member bank of the Federal Reserve System. On March 15, 2020, the Federal Reserve temporarily suspended the reserve requirement due to the COVID-19 pandemic, and as a result, there was no reserve requirement at both December 31, 2023, and December 31, 2022.

THREE
SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value as of December 31, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
U.S. treasuries	$32,459	$—	$(341)	$32,118
U.S. agencies	14,724	—	(194)	14,530
Obligations of states and political subdivisions	839,754	25	(98,534)	741,245
Mortgage-backed securities - agency	1,620,409	13	(226,793)	1,393,629
Mortgage-backed securities - non-agency	1,616,414	363	(87,649)	1,529,128
Commercial mortgage-backed securities - agency	76,076	—	(11,288)	64,788
Commercial mortgage-backed securities - non-agency	526,974	—	(12,116)	514,858
Asset-backed securities	232,140	—	(14,770)	217,370
Corporate bonds	120,338	—	(2,169)	118,169
Total debt securities	5,079,288	401	(453,854)	4,625,835
Equity securities with a readily determinable fair value	21,056	—	—	21,056
Total	$5,100,344	$401	$(453,854)	$4,646,891
December 31, 2022
U.S. treasuries	$32,369	$8	$(678)	$31,699
U.S. agencies	49,437	—	(6,302)	43,135
Obligations of states and political subdivisions	1,049,578	14	(170,155)	879,437
Mortgage-backed securities - agency	2,042,092	56	(270,043)	1,772,105
Mortgage-backed securities - non-agency	2,327,308	1,417	(146,849)	2,181,876
Commercial mortgage-backed securities - agency	100,518	—	(15,395)	85,123
Commercial mortgage-backed securities - non-agency	679,511	—	(20,052)	659,459
Asset-backed securities	428,397	—	(12,343)	416,054
Corporate bonds	59,205	—	(1,263)	57,942
Total debt securities	6,768,415	1,495	(643,080)	6,126,830
Equity securities	20,314	—	—	20,314
Total	$6,788,729	$1,495	$(643,080)	$6,147,144

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of December 31, 2023, and December 31, 2022, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2023
Obligations of states and political subdivisions	$838,241	$3,622	$(25,464)	$816,399	$—
Total	$838,241	$3,622	$(25,464)	$816,399	$—
December 31, 2022
Obligations of states and political subdivisions	$829,403	$3,096	$(55,942)	$776,557	$—
Total	$829,403	$3,096	$(55,942)	$776,557	$—

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

As of December 31, 2023, HTLF had $28.0 million compared to $33.0 million at December 31, 2022, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at December 31, 2023, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$25,138	$24,897
Due in 1 to 5 years	62,537	61,413
Due in 5 to 10 years	20,231	18,036
Due after 10 years	899,369	801,716
Total debt securities	1,007,275	906,062
Mortgage and asset-backed securities	4,072,013	3,719,773
Equity securities with a readily determinable fair value	21,056	21,056
Total investment securities	$5,100,344	$4,646,891

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2023, by contractual maturity are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2023
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$8,116	$8,126
Due in 1 to 5 years	88,728	88,646
Due in 5 to 10 years	158,686	158,430
Due after 10 years	582,711	561,197
Total investment securities	$838,241	$816,399

As of December 31, 2023, securities with a carrying value of $2.63 billion compared to $1.49 billion at December 31, 2022, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required and permitted by law.

Gross gains and losses realized related to sales of securities carried at fair value for the years ended December 31, 2023, 2022 and 2021 are summarized as follows, in thousands:

	For the Years Ended December 31,
	2023	2022	2021
Proceeds from sales	$1,196,586	$1,048,525	$1,475,598
Gross security gains	589	7,299	11,892
Gross security losses	141,966	9,191	5,982

The following tables summarize, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in HTLF's securities portfolio as of December 31, 2023, and December 31, 2022. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2023, and December 31, 2022, respectively. For securities transferred to held to maturity during the third quarter of 2022, the reference point was the date of transfer.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2023
U.S. treasuries	$2,985	$(12)	1	$26,138	$(329)	3	$29,123	$(341)	4
U.S. agencies	$—	$—	—	$14,530	$(194)	4	$14,530	$(194)	4
Obligations of states and political subdivisions	1,440	(65)	1	736,653	(98,469)	150	738,093	(98,534)	151
Mortgage-backed securities - agency	194	(2)	2	1,392,769	(226,791)	166	1,392,963	(226,793)	168
Mortgage-backed securities - non-agency	415,934	(24,568)	12	902,291	(63,081)	35	1,318,225	(87,649)	47
Commercial mortgage-backed securities - agency	—	—	—	64,788	(11,288)	17	64,788	(11,288)	17
Commercial mortgage-backed securities - non-agency	—	—	—	507,044	(12,116)	16	507,044	(12,116)	16
Asset-backed securities	148,063	(9,723)	4	69,307	(5,047)	7	217,370	(14,770)	11
Corporate bonds	61,031	(111)	1	57,138	(2,058)	8	118,169	(2,169)	9
Total temporarily impaired securities	$629,647	$(34,481)	21	$3,770,658	$(419,373)	406	$4,400,305	$(453,854)	427
December 31, 2022
U.S. treasuries	$28,699	$(678)	4	$—	$—	—	$28,699	$(678)	4
U.S. agencies	$16,487	$(222)	5	$26,648	$(6,080)	2	$43,135	$(6,302)	7
Obligations of states and political subdivisions	288,457	(28,378)	69	589,641	(141,777)	113	878,098	(170,155)	182
Mortgage-backed securities - agency	241,288	(21,420)	99	1,528,951	(248,623)	126	1,770,239	(270,043)	225
Mortgage-backed securities - non-agency	950,054	(70,213)	25	693,531	(76,636)	25	1,643,585	(146,849)	50
Commercial mortgage-backed securities - agency	27,732	(2,291)	12	57,392	(13,104)	7	85,124	(15,395)	19
Commercial mortgage-backed securities - non-agency	530,541	(16,830)	15	84,619	(3,222)	4	615,160	(20,052)	19
Asset-backed securities	118,613	(6,107)	7	56,621	(6,236)	6	175,234	(12,343)	13
Corporate bonds	57,544	(1,257)	7	398	(6)	1	57,942	(1,263)	8
Total temporarily impaired securities	$2,259,415	$(147,396)	243	$3,037,801	$(495,684)	284	$5,297,216	$(643,080)	527

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
December 31, 2023
Obligations of states and political subdivisions	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149
Total temporarily impaired securities	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149
December 31, 2022
Obligations of states and political subdivisions	$697,424	$(55,942)	155	$—	$—	—	$697,424	$(55,942)	155
Total temporarily impaired securities	$697,424	$(55,942)	155	$—	$—		$697,424	$(55,942)	155

HTLF reviews the investment securities portfolio at the security level on a quarterly basis for potential credit losses, which takes into consideration numerous factors, and the relative significance of any single factor can vary by security. Some factors HTLF may consider include changes in security ratings, the financial condition of the issuer, as well as security and industry specific economic conditions. In addition, regarding debt securities, HTLF may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral. For certain debt securities in unrealized loss positions, HTLF prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

The unrealized losses on HTLF's mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads after the initial purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2023 and December 31, 2022.

The unrealized losses on HTLF's obligations of states and political subdivisions are the result of changes in market interest rates or widening of market spreads after the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the decline in fair value is attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the years ended December 31, 2023 and December 31, 2022.

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

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of December 31, 2023 and December 31, 2022, which are updated quarterly and used to monitor the credit quality of the securities:

	December 31, 2023	December 31, 2022
Rating
AAA	$88,550	$79,598
AA, AA+, AA-	583,816	588,354
A+, A, A-	139,658	136,624
BBB	20,133	20,623
Not Rated	6,084	4,204
Total	$838,241	$829,403

Included in other securities were shares of stock in each Federal Home Loan Bank (the "FHLB") of Des Moines, Dallas and Topeka at an amortized cost of $25.8 million at December 31, 2023 and $12.3 million at December 31, 2022.

HTLF Bank is required to maintain FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and at December 31, 2023, did not consider the investments to be other than temporarily impaired.

FOUR
LOANS

Loans as of December 31, 2023, and December 31, 2022, were as follows, in thousands:

	December 31, 2023	December 31, 2022
Loans receivable held to maturity:
Commercial and industrial	$3,652,047	$3,464,414
Paycheck Protection Program ("PPP")	2,777	11,025
Owner occupied commercial real estate	2,638,175	2,265,307
Non-owner occupied commercial real estate	2,553,711	2,330,940
Real estate construction	1,011,716	1,076,082
Agricultural and agricultural real estate	919,184	920,510
Residential real estate	797,829	853,361
Consumer	493,206	506,713
Total loans receivable held to maturity	12,068,645	11,428,352
Allowance for credit losses	(122,566)	(109,483)
Loans receivable, net	$11,946,079	$11,318,869

As of December 31, 2023, HTLF had $65.4 million compared to $49.1 million as of December 31, 2022, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at December 31, 2023, and December 31, 2022, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships with $500,000 or more of total exposure and are on nonaccrual are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
December 31, 2023
Commercial and industrial	$18,425	$22,254	$40,679	$41,847	$3,610,200	$3,652,047
PPP	—	—	—	—	2,777	2,777
Owner occupied commercial real estate	—	17,156	17,156	30,400	2,607,775	2,638,175
Non-owner occupied commercial real estate	—	17,249	17,249	—	2,553,711	2,553,711
Real estate construction	56	28,717	28,773	697	1,011,019	1,011,716
Agricultural and agricultural real estate	1,932	2,360	4,292	6,700	912,484	919,184
Residential real estate	—	5,845	5,845	741	797,088	797,829
Consumer	—	8,572	8,572	—	493,206	493,206
Total	$20,413	$102,153	$122,566	$80,385	$11,988,260	$12,068,645

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total

December 31, 2022
Commercial and industrial	$6,670	$22,401	$29,071	$18,712	$3,445,702	$3,464,414
PPP	—	—	—	—	11,025	11,025
Owner occupied commercial real estate	376	13,572	13,948	7,932	2,257,375	2,265,307
Non-owner occupied commercial real estate	—	16,539	16,539	11,371	2,319,569	2,330,940
Real estate construction	—	29,998	29,998	1,518	1,074,564	1,076,082
Agricultural and agricultural real estate	63	2,571	2,634	3,851	916,659	920,510
Residential real estate	—	7,711	7,711	1,607	851,754	853,361
Consumer	—	9,582	9,582	—	506,713	506,713
Total	$7,109	$102,374	$109,483	$44,991	$11,383,361	$11,428,352

The following tables show the amortized cost basis as of December 31, 2023, of the loans modified during the year ended December 31, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

For the Year Ended December 31, 2023	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$4,088	0.11%	$—	—%
PPP	—	—	—	—
Owner occupied commercial real estate	—	—	5,043	0.19
Non-owner occupied commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Agricultural and agricultural real estate	1,936	0.21	—	—
Residential real estate	741	0.09	—	—
Consumer	—	—	—	—
Total	$6,765	0.06%	$5,043	0.04%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2023.

Loan Type	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	7	0
Owner occupied commercial real estate	0	12
Real estate construction	0	0
Agricultural and agricultural real estate	7	0
Residential real estate	12	0

At December 31, 2023, there was $43,000 in unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the year ended December 31, 2023, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified in the year ended December 31, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
December 31, 2023
Commercial and industrial	$—	$—	$—	$—	$3,986	$102
PPP	—	—	—	—	—	—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	1,936	—
Residential real estate	—	—	—	—	—	741
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$10,965	$843

HTLF's internal rating system is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration.

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay the loan make collection or liquidation in full, based on existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity and capital, as well as resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The loss rating is assigned to loans considered uncollectible. As of December 31, 2023, and December 31, 2022, HTLF had no loans classified as doubtful and no loans classified as loss.

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2023 and December 31, 2022, in thousands:

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$608,030	$779,218	$333,900	$187,406	$78,455	$327,775	$1,159,397	$3,474,181

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Watch	20,694	19,788	257	3,631	2,398	2,953	28,749	78,470
Substandard	20,171	12,658	2,636	5,447	18,535	7,489	32,460	99,396
Commercial and industrial total	$648,895	$811,664	$336,793	$196,484	$99,388	$338,217	$1,220,606	$3,652,047
Commercial and industrial charge-offs	245	794	680	1,425	563	1,949	2,966	8,622

PPP
Pass	$—	$—	$2,591	$50	$—	$—	$—	$2,641
Watch	—	—	89	—	—	—	—	89
Substandard	—	—	47	—	—	—	—	47
PPP total	$—	$—	$2,727	$50	$—	$—	$—	$2,777
PPP charge-offs	—	—	—	—	—	—	—	—

Owner occupied commercial real estate
Pass	$443,683	$547,898	$799,978	$225,257	$225,405	$224,608	$41,072	$2,507,901
Watch	8,052	25,947	13,114	2,662	8,115	7,553	—	65,443
Substandard	31,904	10,489	2,268	11,609	6,390	2,171	—	64,831
Owner occupied commercial real estate total	$483,639	$584,334	$815,360	$239,528	$239,910	$234,332	$41,072	$2,638,175
Owner occupied commercial real estate charge-offs	—	802	—	5	—	63	—	870

Non-owner occupied commercial real estate
Pass	$480,683	$656,824	$423,420	$203,330	$262,541	$251,499	$26,978	$2,305,275
Watch	71,400	34,651	8,237	3,834	27,345	57,083	—	202,550
Substandard	5,043	952	1,391	—	4,238	34,262	—	45,886
Non-owner occupied commercial real estate total	$557,126	$692,427	$433,048	$207,164	$294,124	$342,844	$26,978	$2,553,711

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Non-owner occupied commercial real estate charge-offs	—	52	—	29	399	147	—	627

Real estate construction
Pass	$283,519	$468,646	$176,604	$9,889	$11,048	$3,405	$6,486	$959,597
Watch	629	33,220	9,418	72	—	65	—	43,404
Substandard	—	8,522	—	107	—	—	86	8,715
Real estate construction total	$284,148	$510,388	$186,022	$10,068	$11,048	$3,470	$6,572	$1,011,716
Real estate construction charge-offs	284	—	—	32	—	—	—	316

Agricultural and agricultural real estate
Pass	$152,665	$208,375	$114,798	$67,006	$28,247	$43,663	$260,941	$875,695
Watch	2,245	16,257	293	622	70	349	427	20,263
Substandard	12	7,616	1,649	4	855	12,591	499	23,226
Agricultural and agricultural real estate total	$154,922	$232,248	$116,740	$67,632	$29,172	$56,603	$261,867	$919,184
Agricultural and agricultural real estate charge-offs	—	—	—	9	—	1	5,309	5,319

Residential real estate
Pass	$71,470	$177,564	$241,362	$73,029	$42,526	$155,899	$19,534	$781,384
Watch	171	973	945	659	158	4,845	—	7,751
Substandard	741	150	3,400	464	290	3,649	—	8,694
Residential real estate total	$72,382	$178,687	$245,707	$74,152	$42,974	$164,393	$19,534	$797,829
Residential real estate charge-offs	—	59	124	—	—	—	—	183

Consumer
Pass	$45,595	$62,900	$35,459	$7,731	$3,663	$6,109	$324,218	$485,675
Watch	730	84	694	21	41	644	2,060	4,274
Substandard	80	308	401	75	159	1,769	465	3,257
Consumer total	$46,405	$63,292	$36,554	$7,827	$3,863	$8,522	$326,743	$493,206
Consumer charge-offs	2	246	154	27	19	112	3,117	3,677

Total pass	$2,085,645	$2,901,425	$2,128,112	$773,698	$651,885	$1,012,958	$1,838,626	$11,392,349
Total watch	103,921	130,920	33,047	11,501	38,127	73,492	31,236	422,244
Total substandard	57,951	40,695	11,792	17,706	30,467	61,931	33,510	254,052
Total loans	$2,247,517	$3,073,040	$2,172,951	$802,905	$720,479	$1,148,381	$1,903,372	$12,068,645

Total Charge-offs	$531	$1,953	$958	$1,527	$981	$2,272	$11,392	$19,614

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial and industrial
Pass	$967,103	$442,001	$260,021	$101,998	$57,776	$421,312	$1,064,333	$3,314,544
Watch	12,638	1,370	685	5,487	2,882	3,315	21,984	48,361
Substandard	6,691	14,366	9,369	22,171	5,546	6,758	36,608	101,509
Commercial and industrial total	$986,432	$457,737	$270,075	$129,656	$66,204	$431,385	$1,122,925	$3,464,414
PPP
Pass	$—	$7,807	$526	$—	$—	$—	$—	$8,333
Watch	—	7	—	—	—	—	—	7
Substandard	—	2,685	—	—	—	—	—	2,685
PPP total	$—	$10,499	$526	$—	$—	$—	$—	$11,025
Owner occupied commercial real estate

As of December 31, 2022	Amortized Cost Basis of Term Loans by Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Pass	$511,547	$781,946	$255,476	$266,228	$103,943	$179,503	$34,117	$2,132,760
Watch	22,079	3,410	12,346	8,520	3,645	11,899	—	61,899
Substandard	2,971	23,802	26,490	6,358	2,574	7,353	1,100	70,648
Owner occupied commercial real estate total	$536,597	$809,158	$294,312	$281,106	$110,162	$198,755	$35,217	$2,265,307
Non-owner occupied commercial real estate
Pass	$756,059	$515,075	$227,383	$261,964	$127,400	$210,289	$70,398	$2,168,568
Watch	8,131	792	2,849	38,218	38,510	16,180	547	105,227
Substandard	202	6,784	1,838	16,019	22,332	9,970	—	57,145
Non-owner occupied commercial real estate total	$764,392	$522,651	$232,070	$316,201	$188,242	$236,439	$70,945	$2,330,940

Real estate construction
Pass	$597,370	$328,391	$88,660	$21,221	$2,568	$6,274	$8,252	$1,052,736
Watch	665	16,218	1,257	—	—	122	—	18,262
Substandard	2,587	356	173	446	1,478	44	—	5,084
Real estate construction total	$600,622	$344,965	$90,090	$21,667	$4,046	$6,440	$8,252	$1,076,082
Agricultural and agricultural real estate
Pass	$324,791	$140,252	$79,307	$34,447	$22,600	$38,672	$239,686	$879,755
Watch	3,795	515	3,865	641	444	672	902	10,834
Substandard	8,674	3,224	204	1,859	12,323	2,682	955	29,921
Agricultural and agricultural real estate total	$337,260	$143,991	$83,376	$36,947	$35,367	$42,026	$241,543	$920,510
Residential real estate
Pass	$189,133	$268,561	$64,627	$39,468	$34,863	$217,489	$23,331	$837,472
Watch	706	1,095	88	957	2,296	2,237	399	7,778
Substandard	28	1,273	1,024	99	792	4,895	—	8,111
Residential real estate total	$189,867	$270,929	$65,739	$40,524	$37,951	$224,621	$23,730	$853,361
Consumer
Pass	$80,592	$47,787	$11,722	$6,022	$4,840	$24,655	$325,247	$500,865
Watch	20	191	35	119	74	1,584	953	2,976
Substandard	188	331	242	303	75	1,539	194	2,872
Consumer total	$80,800	$48,309	$11,999	$6,444	$4,989	$27,778	$326,394	$506,713

Total pass	$3,426,595	$2,531,820	$987,722	$731,348	$353,990	$1,098,194	$1,765,364	$10,895,033
Total watch	48,034	23,598	21,125	53,942	47,851	36,009	24,785	255,344
Total substandard	21,341	52,821	39,340	47,255	45,120	33,241	38,857	277,975
Total loans	$3,495,970	$2,608,239	$1,048,187	$832,545	$446,961	$1,167,444	$1,829,006	$11,428,352

Included in HTLF's nonpass loans at December 31, 2023 were $136,000 compared to $2.7 million at December 31, 2022, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% SBA guarantee.

As of December 31, 2023, HTLF had $127,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding HTLF's accruing and nonaccrual loans at December 31, 2023, and December 31, 2022, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
December 31, 2023
Commercial and industrial	$1,738	$126	$2,203	$4,067	$3,601,165	$46,815	$3,652,047
PPP	94	53	—	147	2,630	—	2,777

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
Owner occupied commercial real estate	205	2,664	74	2,943	2,603,640	31,592	2,638,175
Non-owner occupied commercial real estate	875	—	—	875	2,552,469	367	2,553,711
Real estate construction	332	—	—	332	1,010,601	783	1,011,716
Agricultural and agricultural real estate	121	—	12	133	909,841	9,210	919,184
Residential real estate	2,082	273	21	2,376	790,367	5,086	797,829
Consumer	2,257	150	197	2,604	489,029	1,573	493,206
Total loans receivable held to maturity	$7,704	$3,266	$2,507	$13,477	$11,959,742	$95,426	$12,068,645

December 31, 2022
Commercial and industrial	$1,099	$356	$131	$1,586	$3,440,062	$22,766	$3,464,414
PPP	—	—	—	—	11,006	19	11,025
Owner occupied commercial real estate	12	127	—	139	2,256,365	8,803	2,265,307
Non-owner occupied commercial real estate	—	—	—	—	2,319,282	11,658	2,330,940
Real estate construction	16	28	—	44	1,073,687	2,351	1,076,082
Agricultural and agricultural real estate	48	—	142	190	914,088	6,232	920,510
Residential real estate	1,206	152	—	1,358	846,739	5,264	853,361
Consumer	1,526	196	—	1,722	503,853	1,138	506,713
Total loans receivable held to maturity	$3,907	$859	$273	$5,039	$11,365,082	$58,231	$11,428,352

Loans delinquent 30 to 89 days as a percent of total loans were 0.09% at December 31, 2023, compared to 0.04% at December 31, 2022. Changes in credit risk are monitored on a continuous basis and changes in risk ratings are made when identified. All individually assessed loans are reviewed at least semi-annually.

HTLF recognized $0 of interest income on nonaccrual loans during the years ended December 31, 2023 and December 31, 2022. As of December 31, 2023, HTLF had $52.5 million compared to $26.7 million at December 31, 2022, of nonaccrual loans with no related allowance.

FIVE
ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for loans for the years ended December 31, 2023, 2022, and 2021 were as follows, in thousands:

	2023	2022	2021
Balance at beginning of year	$109,483	$110,088	$131,606
Provision (benefit) for credit losses	25,435	10,636	(17,706)
Recoveries on loans previously charged-off	7,262	7,055	4,931
Charge-offs on loans	(19,614)	(18,296)	(8,743)
Balance at end of year	$122,566	$109,483	$110,088

Changes in the allowance for credit losses for loans by loan category for the years ended December 31, 2023, and December 31, 2022, were as follows, in thousands:

	Balance at 12/31/2022	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2023
Commercial and industrial	$29,071	$(8,622)	$5,069	$15,161	$40,679
Owner occupied commercial real estate	13,948	(870)	113	3,965	17,156
Non-owner occupied commercial real estate	16,539	(627)	268	1,069	17,249
Real estate construction	29,998	(316)	26	(935)	28,773
Agricultural and agricultural real estate	2,634	(5,319)	11	6,966	4,292
Residential real estate	7,711	(183)	19	(1,702)	5,845
Consumer	9,582	(3,677)	1,756	911	8,572
Total	$109,483	$(19,614)	$7,262	$25,435	$122,566

	Balance at 12/31/2021	Charge-offs	Recoveries	Provision (Benefit)	Balance at 12/31/2022
Commercial and industrial	$27,738	$(6,964)	$4,951	$3,346	$29,071
Owner occupied commercial real estate	19,214	(129)	112	(5,249)	13,948
Non-owner occupied commercial real estate	17,908	(193)	60	(1,236)	16,539
Real estate construction	22,538	(35)	13	7,482	29,998
Agricultural and agricultural real estate	5,213	(3,217)	653	(15)	2,634
Residential real estate	8,427	(307)	—	(409)	7,711
Consumer	9,050	(7,451)	1,266	6,717	9,582
Total	$110,088	$(18,296)	$7,055	$10,636	$109,483

Changes in the allowance for credit losses on unfunded commitments for the years ended December 31, 2023 and December 31, 2022, were as follows:

	For the Years Ended December 31,
	2023	2022
Beginning balance	$20,196	$15,462
Provision	(3,728)	4,734
Ending balance	$16,468	$20,196

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio.
SIX
PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment, excluding those held for sale, as of December 31, 2023, and December 31, 2022, were as follows, in thousands:

	2023	2022
Land and land improvements	$53,434	$56,599
Buildings and building improvements	168,244	172,585
Furniture and equipment	56,378	66,685
Total	278,056	295,869
Less accumulated depreciation	(101,055)	(105,390)
Premises, furniture and equipment, net	$177,001	$190,479

Depreciation expense on premises, furniture and equipment was $11.7 million, $13.2 million and $13.5 million for 2023, 2022 and 2021, respectively. Depreciation expense on buildings and building improvements of $6.0 million, $6.3 million and $6.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, is recorded in occupancy expense on the consolidated statements of income. Depreciation expense on furniture and equipment of $5.7 million, $6.9 million and $6.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, is recorded in furniture and equipment expense on the consolidated statements of income.

SEVEN
GOODWILL, CORE DEPOSIT INTANGIBLES AND OTHER INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both December 31, 2023, and December 31, 2022. HTLF conducts its annual internal assessment of the goodwill both at the consolidated level and at the reporting unit level as of September 30. However, due the sustained decline in HTLF's stock price, which management considered a triggering event, HTLF performed an interim quantitative goodwill assessment during the second quarter of 2023, and there was no goodwill impairment identified. HTLF also conducted its annual internal assessment of the goodwill at HTLF or HTLF's reporting units as of September 30. There was no goodwill impairment as of the most recent assessment.

The gross carrying amount of other intangible assets, which consisted of core deposit intangibles and mortgage servicing rights, and the associated accumulated amortization at December 31, 2023, and December 31, 2022, are presented in the table below, in thousands:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$82,770	$18,415	$101,185	$76,031	$25,154
Mortgage servicing rights	—	—	—	13,700	5,860	7,840
Total	$101,185	$82,770	$18,415	$114,885	$81,891	$32,994

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Year ending December 31,
2024	$5,591
2025	4,700
2026	3,533
2027	2,601
2028	1,287
Thereafter	703
Total	$18,415

On March 31, 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio, which contained loans with an unpaid principal balance of $698.5 million, to two unrelated third parties. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights was derecognized on the consolidated balance sheet as of March 31, 2023. Cash of approximately $6.7 million was received on March 31, 2023, and an estimated loss of $203,000 was recorded. A receivable of approximately $580,000 was recorded in other assets on the consolidated balance sheet as of March 31, 2023, due to the timing of the servicing transfer per the terms of the sale agreement. First Bank & Trust provided interim servicing of the loans until the transfer date, which was May 1, 2023.

The following table summarizes, in thousands, the changes in capitalized mortgage servicing rights for the twelve months ended December 31, 2023, and December 31, 2022:

	2023	2022
Balance at January 1,	$7,840	$6,412
Originations	24	1,425
Amortization	(210)	(1,139)
Sale of mortgage servicing rights	(7,654)	(516)
Valuation adjustment	—	1,658
Balance at December 31,	$—	$7,840
Fair value of mortgage servicing rights	$—	$7,840

The following table summarizes, in thousands, the book value, the fair value of each tranche of the mortgage servicing rights and any recorded valuation allowance at December 31, 2022:

	Book Value 15-Year Tranche	Fair Value 15-Year Tranche	Valuation Allowance 15-Year Tranche	Book Value 30-Year Tranche	Fair Value 30-Year Tranche	Valuation Allowance 30-Year Tranche
December 31, 2022	$1,388	$1,388	$—	$6,452	$6,452	$—

EIGHT
DEPOSITS

At December 31, 2023, the scheduled maturities of time certificates of deposit were as follows, in thousands:

2024	$2,726,098
2025	126,415
2026	18,949
2027	18,703
2028	4,697
Thereafter	951
Total	$2,895,813

The aggregate amount of time certificates of deposit in denominations of $250,000 or more as of December 31, 2023, and December 31, 2022 were $1.80 billion and $1.28 billion, respectively.

Interest expense on deposits for the years ended December 31, 2023, 2022, and 2021, was as follows, in thousands:

	2023	2022	2021
Savings and money market accounts	$182,179	$46,623	$9,063
Time deposits	137,509	10,257	5,734
Interest expense on deposits	$319,688	$56,880	$14,797

NINE
BORROWINGS

Borrowings as of December 31, 2023, and 2022, were as follows, in thousands:

	2023	2022
Retail repurchase agreements	$42,447	$95,303
Advances from the FHLB	521,186	50,000
Advances from the federal discount window	—	224,000
Other borrowings	58,622	6,814
Total	$622,255	$376,117

HTLF Bank is a member of the FHLB of Topeka. At December 31, 2023, none of HTLF's FHLB advances had call features. The advances from the FHLB are collateralized by HTLF Bank's investments in FHLB stock of $25.8 million and $10.9 million at December 31, 2023 and 2022, respectively. In addition, the FHLB advances are collateralized with pledges of one- to four-family residential mortgages, commercial and agricultural mortgages and securities totaling $2.07 billion at December 31, 2023, and $4.00 billion at December 31, 2022. At December 31, 2023, HTLF Bank had $629.9 million of remaining FHLB borrowing capacity.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022, which provides $100.0 million of borrowing capacity. This revolving credit line agreement is included in borrowings, and the primary purpose of this credit line agreement is to provide liquidity to HTLF. HTLF had no advances on this line during 2023 and 2022, and there was no outstanding balance at both December 31, 2023, and December 31, 2022. The credit agreement contains specific financial covenants which HTLF complied with as of December 31, 2023 with the exception of the return on average assets covenant for which HTLF obtained a waiver through February 22, 2024. The revolving credit line agreement expires on June 14, 2024, at which time any outstanding balance is due.

All retail repurchase agreements as of December 31, 2023, and 2022, were due within twelve months.

Average and maximum balances and rates on aggregate borrowings outstanding during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were as follows, in thousands:

	2023	2022	2021
Maximum month-end balance	$622,255	$376,117	$299,457
Average month-end balance	227,993	191,306	173,556
Weighted average interest rate for the year	5.04%	1.61%	0.26%
Weighted average interest rate at year-end	5.28%	4.07%	0.19%

HTLF Bank has availability to borrow funds under the Discount Window Program and the Bank Term Funding Program based upon pledged securities with an outstanding balance of $2.63 billion, which provided total borrowing capacity of $1.92 billion, of which $1.92 billion was available at December 31, 2023. There was no outstanding balance at December 31, 2023 and $224.0 million outstanding balance at December 31, 2022.

TEN
TERM DEBT

Term debt outstanding at December 31, 2023 and 2022, are shown in the table below, net of unamortized discount and issuance costs, in thousands:

	2023	2022
Advances from the FHLB; weighted average interest rate was 3.03% at December 31, 2022	$—	$740
Trust preferred securities	149,288	148,284
Contracts payable for purchase of real estate and other assets	80	82
Subordinated notes	223,028	222,647
Total	$372,396	$371,753

At December 31, 2023, HTLF had fifteen wholly-owned trust subsidiaries that were formed to issue trust preferred securities, which includes trust subsidiaries acquired in acquisitions since 2013. The proceeds from the offerings were used to purchase junior subordinated debentures from HTLF and were in turn used by HTLF or entities acquired by HTLF for general corporate purposes. HTLF has the option to shorten the maturity date to a date not earlier than the callable date. HTLF may not shorten the maturity date without prior approval of the Board of Governors of the Federal Reserve System, if required. Early redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. In connection with these offerings of trust preferred securities, the balance of deferred issuance costs included in term debt was $0 and $40,000 as of December 31, 2023 and December 31, 2022, respectively. The majority of the interest payments are due quarterly.

A schedule of HTLF’s trust preferred offerings outstanding, as of December 31, 2023, were as follows, in thousands:

	Amount Issued	Interest Rate	Interest Rate as of 12/31/23	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	2.75% over SOFR	8.39%	03/17/2034	03/17/2024
Heartland Financial Statutory Trust V	20,619	1.33% over SOFR	6.99	04/07/2036	04/07/2024
Heartland Financial Statutory Trust VI	20,619	1.48% over SOFR	7.13	09/15/2037	03/15/2024
Heartland Financial Statutory Trust VII	18,042	1.48% over SOFR	7.12	09/01/2037	03/01/2024
Morrill Statutory Trust I	9,464	3.25% over SOFR	8.87	12/26/2032	03/26/2024
Morrill Statutory Trust II	9,198	2.85% over SOFR	8.49	12/17/2033	03/17/2024
Sheboygan Statutory Trust I	6,878	2.95% over SOFR	8.59	09/17/2033	03/17/2024
CBNM Capital Trust I	4,608	3.25% over SOFR	8.90	12/15/2034	03/15/2024
Citywide Capital Trust III	6,661	2.80% over SOFR	8.45	12/19/2033	04/23/2024
Citywide Capital Trust IV	4,526	2.20% over SOFR	7.84	09/30/2034	05/23/2024
Citywide Capital Trust V	12,649	1.54% over SOFR	7.19	07/25/2036	03/15/2024
OCGI Statutory Trust III	3,028	3.65% over SOFR	9.31	09/30/2032	03/30/2024
OCGI Capital Trust IV	5,567	2.50% over SOFR	8.15	12/15/2034	03/15/2024
BVBC Capital Trust II	7,359	3.25% over SOFR	8.89	04/24/2033	04/24/2024
BVBC Capital Trust III	9,760	1.60% over SOFR	7.19	09/30/2035	03/30/2024
Total trust preferred offerings	$149,288

On September 8, 2021, HTLF issued $150.0 million of Fixed-to-Floating Rate Subordinated Notes due 2031 (the "2021 subordinated notes"), which were issued at par with an underwriting discount of $1.9 million. The 2021 subordinated notes have a fixed interest rate of 2.75% until September 15, 2026, at which time the interest rate will be reset quarterly to a benchmark interest rate, which is expected to be three-month term SOFR plus a spread of 210 basis points. Interest is payable quarterly. The 2021 subordinated notes mature on September 15, 2031, and become redeemable at HTLF's option on September 15, 2026. In connection with the sale of the notes, the balance of deferred issuance costs included in term debt was $392,000 at December 31, 2023, and $443,000 at December 31,2022. These deferred costs are amortized on a straight-line basis over the life of the notes.

On December 17, 2014, HTLF issued $75.0 million of subordinated notes with a maturity date of December 30, 2024. The notes were issued at par with an underwriting discount of $1.1 million. The interest rate on the notes is fixed at 5.75% per annum, payable semi-annually. In connection with the sale of the notes, the balance of deferred issuance costs included in term debt was $38,000 at December 31, 2023, and $76,000 at December 31, 2022. These deferred costs are amortized on a straight-line basis over the life of the notes.

For regulatory purposes, $148.2 million of the total $223.0 million of subordinated notes qualified as Tier 2 capital as of December 31, 2023.

Future payments, net of unamortized discount and issuance costs, at December 31, 2023, for term debt at their maturity date follow in the table below, in thousands.

2024	$74,937
2025	—
2026	—
2027	—
2028	—
Thereafter	297,459
Total	$372,396

ELEVEN
DERIVATIVE FINANCIAL INSTRUMENTS

HTLF considers and uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors, collars, and certain interest rate lock commitments and forward sales of securities related to mortgage banking activities. HTLF's current strategy includes the use of interest rate swaps. In addition, HTLF facilitates back-to-back loan swaps to assist customers in managing their interest rate risk while executing offsetting interest rate swaps with dealer counterparties.

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $27.7 million of collateral at December 31, 2023, compared to $793,000 as of December 31, 2022, related to derivative financial instruments. HTLF's counterparties were required to pledge $44.8 million at December 31, 2023, compared to $45.1 million at December 31, 2022. HTLF records interest rate derivatives subject to master netting agreements at their gross value and does not offset derivative assets and liabilities on the consolidated balance sheets.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note Eighteen, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
In 2021, two interest rate swap transactions were terminated, and the debt was converted to variable rate subordinated debentures. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense related to the terminated swaps will total $227,000.

In the first quarter of 2023, HTLF terminated its interest rate swap agreement, which effectively converted $500.0 million of variable rate loans to fixed rate loans. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest expense will total $985,000.

HTLF had no derivative instruments designated as cash flow hedges at December 31, 2023. The table below identifies the balance sheet category and fair value of HTLF's derivative instrument designated as a cash flow hedge at December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Interest rate swap	500,000	13	Other Assets

The table below identifies the gains recognized on HTLF's derivative instrument designated as a cash flow hedge for the year ended December 31, 2023, and December 31, 2022, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
For the Year Ended December 31, 2023
Interest rate swap	$1,952	Interest income	$(575)
For the Year Ended December 31, 2022
Interest rate swap	$13	Interest income	$487

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

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps at December 31, 2023, and December 31, 2022, in thousands:

	Fair Value	Balance Sheet Category
December 31, 2023
Interest rate swaps-loans receivable held to maturity	$5,027	Other assets
Interest rate swaps-securities carried at fair value	23,182	Other assets
Interest rate swaps-loans receivable held to maturity	27,554	Other liabilities
December 31, 2022
Interest rate swaps-loans receivable held to maturity	$54	Other assets

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at December 31, 2023, and December 31, 2022, in thousands:

	Location in the consolidated balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
December 31, 2023
Interest rate swap	Loans receivable held to maturity	$2,525,261	$24,652
Interest rate swap	Securities carried at fair value	786,716	(20,979)
December 31, 2022
Interest rate swap	Loans receivable held to maturity	$1,185	$(54)

The table below identifies the net impact to interest income recognized on HTLF's fair value hedges specific to the fair value remeasurements and the income statement classification where it is recorded in comparison to the total amount of interest income presented on the consolidated statements of income for the year ended December 31, 2023, and December 31, 2022, in thousands:

	Year Ended December 31,
	2023	2022
Gain (loss) recognized in interest income and fees on loans	$(386)	$46
Total amount of interest and fees on loans	697,997	477,970
Gain (loss) recognized in interest income on securities-taxable	66	—
Total amount of interest on securities-taxable	223,521	169,544

The table below identifies the effect of fair value hedge accounting on the consolidated statements of income, in thousands:

	Year Ended December 31,
	2023	2022
Hedged item (loans receivable held to maturity)	$24,318	$(113)
Hedged item (securities carried at fair value)	(20,913)	—
Derivatives designated as hedging instruments on loans receivable held to maturity	(24,704)	159
Derivatives designated as hedging instruments on securities carried at fair value	20,979	—

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. The loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of HTLF's embedded derivatives as of December 31, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2023
Embedded derivatives	$2,391	$61	Other Assets
December 31, 2022
Embedded derivatives	$6,028	$135	Other Assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the years ended December 31, 2023 and December 31, 2022, in thousands:

	Year Ended December 31,
	2023	2022
Gain (loss) recognized in other noninterest income on embedded derivatives	$(74)	$452

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free-standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2023, and December 31, 2022, no gains or losses were recognized. HTLF recognized $7.7 million in fee income for the year ended December 31, 2023, compared to $6.6 million for the year ended December 31, 2022.

The table below identifies the balance sheet category and fair values of HTLF's derivative instruments designated as loan swaps at December 31, 2023 and 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average Receive Rate	Weighted Average Pay Rate
December 31, 2023
Customer interest rate swaps	$1,672,729	$56,634	Other Assets	4.12%	4.96%
Customer interest rate swaps	1,672,729	(56,634)	Other Liabilities	4.96%	4.12%
December 31, 2022
Customer interest rate swaps	$819,662	$46,091	Other Assets	4.23%	6.76%
Customer interest rate swaps	819,662	(46,091)	Other Liabilities	6.76%	4.23%

Other Free-Standing Derivatives
HTLF has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans and mortgage-backed securities that are considered derivative instruments. HTLF enters into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on the commitments to fund the loans as well as on residential mortgage loans available for sale. The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gains on sale of loans held for sale. These derivative contracts are designated as free-standing derivative contracts and are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and therefore do not qualify for hedge accounting treatment. HTLF was required to pledge $0 at both December 31, 2023, and December 31, 2022, as collateral for these forward commitments. HTLF's counterparties were required to pledge no cash as collateral at both December 31, 2023, and December 31, 2022, as collateral for these forward commitments.

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at December 31, 2023, and December 31, 2022, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2023
Interest rate lock commitments (mortgage)	$—	$—	Other Assets
Forward commitments	—	—	Other Assets
Forward commitments	—	—	Other Liabilities
Undesignated interest rate swaps	2,391	(61)	Other Liabilities
December 31, 2022
Interest rate lock commitments (mortgage)	$9,340	$174	Other Assets
Forward commitments	6,400	47	Other Assets
Forward commitments	5,750	(99)	Other Liabilities
Undesignated interest rate swaps	6,028	(135)	Other Liabilities

HTLF recognizes gains and losses on other free-standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the years ended December 31, 2023, and December 31, 2022, in thousands:

	Year Ended December 31,
	2023	2022
Interest rate lock commitments (mortgage)	$(291)	$(1,828)
Forward commitments	52	11
Undesignated interest rate swaps	74	(452)

TWELVE
INCOME TAXES

The current income tax provision reflects the tax consequences of revenue and expenses currently taxable or deductible on various income tax returns for the year reported. The deferred income tax provision generally reflects the net change in deferred income tax assets and liabilities during the year, excluding any deferred income tax assets and liabilities of acquired businesses. The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows, in thousands:

	2023	2022	2021
Current:
Federal	$18,844	$45,911	$32,440
State	7,209	13,549	11,352
Total current expense	$26,053	$59,460	$43,792
Deferred:
Federal	$(7,442)	$(3,637)	$8,938
State	(1,754)	(250)	2,605
Total deferred expense (benefit)	(9,196)	(3,887)	11,543
Total income tax expense	$16,857	$55,573	$55,335

Temporary differences between the amounts reported in the financial statements and the tax basis of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows, in thousands:

	2023	2022
Deferred tax assets:
Net unrealized loss on securities carried at fair value reflected in stockholders' equity	$107,669	$159,763
Net unrealized loss on derivatives reflected in stockholders’ equity	(382)	210
Net unrealized loss on securities transferred from carried at fair value to held to maturity reflected in stockholders' equity	42,541	45,174
Allowance for credit losses	34,527	28,732
Deferred compensation	13,055	12,861
Net operating loss carryforwards	14,789	21,844
Lease liability	7,241	7,731
Investments in partnerships	2,042	2,843
Other	7,971	5,476
Total deferred tax assets	229,453	284,634
Valuation allowance for deferred tax assets	(13,000)	(19,001)
Total deferred tax assets after valuation allowance	$216,453	$265,633

Deferred tax liabilities:
Premises, furniture and equipment	$8,245	$9,227
Purchase accounting	10,070	7,954
Lease right-of-use asset	6,391	7,182
Deferred loan costs	6,031	6,078
Other	912	3,846
Total deferred tax liabilities	31,649	34,287
Net deferred tax assets	$184,804	$231,346

As a result of acquisitions, HTLF had net operating loss carryforwards for federal income tax purposes of approximately $14.0 million at December 31, 2023, and $17.2 million at December 31, 2022. The associated deferred tax asset was $2.9 million at December 31, 2023, and $3.6 million at December 31, 2022. These net carryforwards expire during the period from December 31, 2025, through December 31, 2035, and are subject to an annual limitation of approximately $3.1 million. Net operating loss carryforwards for state income tax purposes were approximately $191.9 million at December 31, 2023, and $203.4 million at December 31, 2022. The associated deferred tax asset, net of federal tax, was $9.9 million at December 31, 2023, and $16.3 million at December 31, 2022. These carryforwards have begun to expire and will continue to do so until December 31, 2031.

A valuation allowance against the deferred tax asset due to the uncertainty surrounding the utilization of these state net operating loss carryforwards was $9.4 million at December 31, 2023, and $15.5 million at December 31, 2022. During both 2023 and 2022, HTLF had book write-downs on investments that, for tax purposes, would generate capital losses upon disposal. Due to the uncertainty of HTLF's ability to utilize the potential capital losses, a valuation allowance for these potential losses totaled $1.7 million at December 31, 2023, and $1.5 million at December 31, 2022. HTLF released valuation allowances of $0 and $165,000 in 2023 and 2022, respectively, on deferred tax assets for capital losses it expects to realize on the disposal of partnership investments.

Realization of the deferred tax asset over time is dependent upon the existence of taxable income in carryback periods or the ability to generate sufficient taxable income in future periods. In determining that realization of the deferred tax asset was more likely than not, HTLF considered a number of factors, including its taxable income during carryback periods, its recent earnings history, its expectations for earnings in the future and, where applicable, the expiration dates associated with its tax carryforwards.

The actual income tax expense from continuing operations differs from the expected amounts for the years ended December 31, 2023, 2022, and 2021, (computed by applying the U.S. federal corporate tax rate of 21% for 2023, 2022, and 2021 income before income taxes) are as follows, in thousands:

	2023	2022	2021
Computed "expected" tax on net income	$20,323	$56,228	$57,804
Increase (decrease) resulting from:
Tax-exempt interest benefit	(2,624)	(5,804)	(5,504)
State income taxes, net of federal tax benefit	4,310	10,523	11,026
Tax credits	(6,966)	(6,613)	(7,613)
Partnership investments	1,105	(351)	572
Valuation allowance	214	13	(440)
Excess tax expense/(benefit) on stock compensation	107	(113)	(270)
Other	388	1,690	(240)
Income taxes	$16,857	$55,573	$55,335
Effective tax rates	17.4%	20.8%	20.1%

HTLF's income taxes included solar energy tax credits totaling $4.2 million, $4.2 million, and $6.1 million during 2023, 2022 and 2021, respectively. Federal historic rehabilitation tax credits included in HTLF's income taxes totaled $1.1 million, $1.0 million, and $720,000 in 2023, 2022, and 2021, respectively. Additionally, investments in certain low-income housing partnerships totaled $9.3 million at December 31, 2023, $10.4 million at December 31, 2022, and $5.1 million at December 31, 2021. These investments generated federal low-income housing tax credits of $1.2 million during 2023, $1.1 million at December 31, 2022, and $538,000 at December 31, 2021. These investments are expected to generate federal low-income housing tax credits of approximately $1.0 million for 2024, $790,000 for 2025, $740,000 for 2026 and $705,000 for 2027. Additionally, HTLF had new markets tax credits of $360,000 and $300,000 in 2023 and 2022, respectively.

On December 31, 2023, the amount of unrecognized tax benefits was $709,000, including $129,000 of accrued interest and penalties. On December 31, 2022, the amount of unrecognized tax benefits was $719,000, including $91,000 of accrued interest and penalties. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The tax years ended December 31, 2020, and later remain subject to examination by the Internal Revenue Service. For state purposes, the tax years ended December 31, 2018, and later remain open for examination. HTLF does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

THIRTEEN
EMPLOYEE BENEFIT PLANS

HTLF sponsors a defined contribution retirement plan covering substantially all employees. The plan includes matching contributions and non-elective contributions. Matching contributions and non-elective contributions are limited to a maximum amount of the participant's wages as defined by federal law.

HTLF's subsidiaries made matching contributions of up to 5% of participants' wages in 2023 and 3% of participants' wages in 2022 and 2021. Costs charged to operating expenses with respect to the matching contributions were $7.9 million, $5.3 million, and $5.1 million for 2023, 2022 and 2021, respectively.

Non-elective contributions to this plan are subject to approval by the HTLF Board of Directors. The HTLF subsidiaries fund and record as an expense all approved contributions. Costs of these contributions, charged to operating expenses, were $3.1 million, $5.8 million, and $5.1 million for 2023, 2022 and 2021, respectively.

In addition, HTLF has a non-qualified defined contribution plan that allows eligible employees to make voluntary contributions into a deferred compensation plan. Any non-elective contributions to this plan are subject to approval by the HTLF Board of Directors. For the years ended December 31, 2023, 2022 and 2021, the employer contributions to the non-qualified defined contribution plan were $235,000, $222,500 and $237,200, respectively, and are included in the matching contributions and non-elective contributions amounts noted above.

FOURTEEN
COMMITMENTS AND CONTINGENT LIABILITIES

HTLF utilizes a variety of financial instruments in the normal course of business to meet the financial needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include lending related and other commitments as indicated below as well as derivative instruments shown in Note Eleven, "Derivative Financial Instruments." HTLF Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying consolidated financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF Bank evaluates the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2023, and at December 31, 2022, commitments to extend credit aggregated $4.62 billion and $4.73 billion, respectively, and standby letters of credit aggregated $56.4 million and $55.1 million, respectively.

Previously, HTLF entered into commitments to sell mortgage loans to reduce interest rate risk on certain mortgage loans held for sale and loan commitments, which were recorded in the consolidated balance sheets at their fair values. HTLF does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others were predominantly conventional residential first lien mortgages originated under HTLF's usual underwriting procedures and were most often sold on a nonrecourse basis. HTLF's agreements to sell residential mortgage loans in the normal course of business, primarily to GSE's, which usually required certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require HTLF to repurchase certain loans affected. HTLF had no repurchase obligation at both December 31, 2023 and December 31, 2022. HTLF had no new requests for repurchases during 2023 and 2022.

There are certain legal proceedings pending against HTLF and its subsidiaries at December 31, 2023, that are ordinary routine litigation incidental to business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on HTLF's consolidated financial position or results of operation.

FIFTEEN
STOCK-BASED COMPENSATION

HTLF may grant, through its Compensation and Human Capital Committee (the "Compensation Committee") non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards, under its 2020 Long-Term Incentive Plan (the "Plan") which authorized 1,460,000 of common stock available for issuance. At December 31, 2023, 744,310 shares of common stock were reserved for future issuance under awards that may be granted under the Plan to employees and directors of, and service providers to, HTLF or its subsidiaries.

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

HTLF's income tax expense included $123,000 of expense and $131,000 of benefit for the years ended December 31, 2023, and December 31, 2022, respectively, related to the vesting and forfeiture of equity-based awards.

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

A summary of the status of RSUs as of December 31, 2023, 2022 and 2021, and changes during the years ended December 31, 2023, 2022, and 2021, follows:

	2023		2022		2021
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	424,086	$46.15	389,885	$44.19	348,275	$38.22
Granted	278,999	44.94	242,718	48.38	216,560	51.44
Vested	(183,511)	41.39	(159,880)	44.96	(149,350)	40.83
Forfeited	(53,469)	46.84	(48,637)	45.49	(25,600)	40.96
Outstanding at December 31	466,105	$47.22	424,086	$46.15	389,885	$44.19

Total compensation costs recorded for RSUs were $9.0 million, $7.8 million and $8.5 million, for 2023, 2022 and 2021, respectively. As of December 31, 2023, there were $8.8 million of total unrecognized compensation costs related to the Plan for RSUs which are expected to be recognized through 2026.

Stock Options
The plan provides the Compensation Committee the authority to grant stock options. During the year ended December 31, 2023, 0 options were granted. There were 64,518 options granted in the year ended December 31, 2022, and no options granted in the year ended December 31, 2021. Options granted generally vest over the first four years in equal installments on the anniversary date of the grant. The exercise price of the stock options granted is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the shares on the date the options are granted.

The stock options may also vest upon death or disability, upon a change in control or upon a "qualified retirement" as defined in the stock option agreement.

A summary of the status of the stock options as of December 31, 2023, 2022, and 2021, and changes during the years ended December 31, 2023, 2022, and 2021 follows:

	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1,	64,518	$48.79	—	$—	—	$—
Granted	—	—	64,518	48.79	—	—
Exercised	—	—	—	—	—	—
Forfeited	(6,452)	—	—	—	—	—
Outstanding at December 31	58,066	48.79	64,518	48.79	—	—
Options exercisable at December 31,	—	$—	—	$—	—	$—

At December 31, 2023, the vested options have a weighted average remaining contractual life of 8.92 years. The intrinsic value for the vested options as of December 31, 2023, was $0. The intrinsic value for the total of all options exercised during year ended December 31, 2023, was $0. The total fair value of shares under stock options that vested during the year ended December 31, 2023, was $0. Total compensation costs recorded for stock options were $221,000, $167,000, and $0 for 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $490,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

Employee Stock Purchase Plan
HTLF maintains an employee stock purchase plan (the "ESPP"), which was adopted in May 2016 and replaced the 2006 ESPP, that permits all eligible employees to purchase shares of HTLF common stock at a discounted price as determined by the Compensation Committee. Under ASC Topic 718, compensation expense related to the ESPP of $192,000 was recorded in 2023, $214,000 was recorded in 2022, and $228,000 was recorded in 2021.

A maximum of 500,000 shares is available for purchase under the ESPP, and as of December 31, 2023, 171,537 shares remain available for purchase. Beginning with the 2020 plan year, the Compensation Committee authorized HTLF to make ESPP purchases semi-annually, and the purchases are to be made as soon as practicable on or after June 30 and December 31. For employee deferrals made in the 2023 plan year, shares purchased in 2023 totaled 60,583. For employee deferrals made in the 2022 plan year, shares purchased in 2022 totaled 49,169. For employee deferrals made in the 2021 plan year, shares purchased in 2021 totaled 46,899.

SIXTEEN
CAPITAL ISSUANCES

Common Stock
For a description of the issuance of shares of HTLF common stock in connection with the 2020 Long-Term Incentive Plan and the 2016 ESPP, see Note Fifteen, "Stock-Based Compensation."

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

SEVENTEEN
REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS ON SUBSIDIARY DIVIDENDS

HTLF Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on HTLF Bank's financial statements. The regulations prescribe specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require HTLF Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

The requirements to be categorized as well-capitalized under the Tier 1 leverage capital ratio is 4% for all banks. The minimum requirement to be well-capitalized for the Tier 1 risk-based capital ratio is 8%. The total risk-based capital ratio minimum requirement to be well-capitalized remained is 10%. Management believes, as of December 31, 2023 and 2022, that HTLF Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2023 and 2022, the FDIC categorized HTLF Bank, and all HTLF member banks prior to charter consolidation, as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2023, that management believes have changed each institution’s category.

HTLF Bank's, and all HTLF member banks prior to charter consolidation, actual capital amounts and ratios are also presented in the tables below, in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total Capital (to Risk-Weighted Assets)
Consolidated	$2,237,035	14.53%	$1,231,972	8.00%	$1,539,965	10.00%
HTLF Bank	1,969,006	12.85	1,225,669	8.00	1,532,087	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,800,542	11.69%	$923,979	6.00%	$923,979	6.00%
HTLF Bank	1,829,972	11.94	919,252	6.00	1,225,669	8.00
Common Equity Tier 1 (to Risk-Weighted Assets)
Consolidated	$1,689,837	10.97%	$692,984	4.50%	N/A
HTLF Bank	1,829,972	11.94	689,439	4.50	$995,856	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	$1,800,542	9.44%	$763,309	4.00%	N/A
HTLF Bank	1,829,972	9.26	790,709	4.00	$988,386	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital (to Risk-Weighted Assets)
Consolidated	$2,204,829	14.76%	$1,194,970	8.00%	N/A
HTLF Bank	824,069	11.72	562,497	8.00	$703,122	10.00%
Dubuque Bank and Trust Company	184,096	13.01	113,197	8.00	141,497	10.00
Wisconsin Bank & Trust	128,490	13.12	78,336	8.00	97,920	10.00
New Mexico Bank & Trust	238,190	13.23	144,059	8.00	180,073	10.00
Rocky Mountain Bank	69,792	12.84	43,489	8.00	54,361	10.00
Bank of Blue Valley	162,131	16.07	80,689	8.00	100,861	10.00
First Bank & Trust	288,518	13.51	170,835	8.00	213,543	10.00
Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$1,763,990	11.81%	$896,228	6.00%	N/A
HTLF Bank	762,103	10.84	421,873	6.00	$562,497	8.00%
Dubuque Bank and Trust Company	174,684	12.35	84,898	6.00	113,197	8.00
Wisconsin Bank & Trust	119,231	12.18	58,752	6.00	78,336	8.00
New Mexico Bank & Trust	223,602	12.42	108,044	6.00	144,059	8.00
Rocky Mountain Bank	63,814	11.74	32,617	6.00	43,489	8.00
Bank of Blue Valley	155,002	15.37	60,516	6.00	80,689	8.00
First Bank & Trust	267,169	12.51	128,126	6.00	170,835	8.00
Common Equity Tier 1 (to Risk Weighted Assets)
Consolidated	$1,653,285	11.07%	$672,171	4.50%	N/A
HTLF Bank	762,103	10.84	316,405	4.50	$457,029	6.50%
Dubuque Bank and Trust Company	174,684	12.35	63,674	4.50	91,973	6.50
Wisconsin Bank & Trust	119,231	12.18	44,064	4.50	63,648	6.50
New Mexico Bank & Trust	223,602	12.42	81,033	4.50	117,048	6.50
Rocky Mountain Bank	63,814	11.74	24,463	4.50	35,335	6.50
Bank of Blue Valley	155,002	15.37	45,387	4.50	65,560	6.50
First Bank & Trust	267,169	12.51	96,094	4.50	138,803	6.50
Tier 1 Capital (to Average Assets)
Consolidated	$1,763,990	9.13%	$772,911	4.00%	N/A
HTLF Bank	762,103	8.64	352,914	4.00	$441,143	5.00%
Dubuque Bank and Trust Company	174,684	8.08	86,473	4.00	108,091	5.00
Wisconsin Bank & Trust	119,231	9.22	51,753	4.00	64,691	5.00
New Mexico Bank & Trust	223,602	8.12	110,214	4.00	137,767	5.00
Rocky Mountain Bank	63,814	8.49	30,064	4.00	37,580	5.00
Bank of Blue Valley	155,002	10.75	57,676	4.00	72,095	5.00
First Bank & Trust	267,169	9.29	115,026	4.00	143,782	5.00

The ability of HTLF to pay dividends to its stockholders is dependent upon dividends paid by its subsidiaries. HTLF Bank is subject to certain statutory and regulatory restrictions on the amount it may pay in dividends. To maintain acceptable capital ratios for the HTLF Bank, certain portions of their retained earnings are not available for the payment of dividends. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $743.3 million as of December 31, 2023, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF totaled approximately $436.9 million as of December 31, 2023, under the capital requirements to remain well capitalized.

EIGHTEEN
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

Premises, Furniture and Equipment Held for Sale
HTLF values premises, furniture and equipment held for sale based on third-party appraisals less estimated disposal costs. HTLF considers third-party appraisals, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. HTLF periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are measured at fair value and are classified as nonrecurring Level 3 in the fair value hierarchy.

Mortgage Servicing Rights
Mortgage servicing rights assets represent the value associated with servicing residential real estate loans that have been sold to outside investors with servicing retained. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds and delinquency rate assumptions as inputs. All these assumptions require a significant degree of management estimation and judgment. Mortgage servicing rights are subject to impairment testing. The carrying values of these rights are reviewed quarterly for impairment based upon the calculation of fair value as performed by an outside third-party. For purposes of measuring impairment, the rights are stratified into certain risk characteristics including note type and note term. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance. HTLF classifies mortgage servicing rights as nonrecurring with Level 3 measurement inputs.

On March 31, 2023, HTLF sold its mortgage servicing rights portfolio. The transaction qualified as a sale, and $7.7 million of mortgage servicing rights were derecognized on the consolidated balance sheet as of March 31, 2023. The book value and fair value were both $0 as of March 31, 2023.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2023, and December 31, 2022, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned
Other real estate owned ("OREO") represents property acquired through foreclosures and settlements of loans. Property acquired is carried at the fair value of the property at the time of acquisition (representing the property's cost basis), plus any acquisition costs, or the estimated fair value of the property, less disposal costs. HTLF considers third-party appraisals, as well as independent fair value assessments from realtors or persons involved in selling OREO, in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. HTLF periodically reviews OREO to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. OREO is classified as nonrecurring Level 3 of the fair value hierarchy.

The tables below present HTLF's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023, and December 31, 2022, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Securities available for sale
U.S. treasuries	$32,118	$32,118	$—	$—
U.S. agencies	14,530	—	14,530	—
Obligations of states and political subdivisions	741,245	—	741,245	—
Mortgage-backed securities - agency	1,393,629	—	1,393,629	—
Mortgage-backed securities - non-agency	1,529,128	—	1,529,128	—
Commercial mortgage-backed securities - agency	64,788	—	64,788	—
Commercial mortgage-backed securities - non-agency	514,858	—	514,858	—
Asset-backed securities	217,370	—	217,370	—
Corporate bonds	118,169	—	118,169	—
Equity securities with a readily determinable fair value	21,056	—	21,056	—
Derivative financial instruments(1)	84,904	—	84,904	—
Interest rate lock commitments	—	—	—	—
Forward commitments	—	—	—	—
Total assets at fair value	$4,731,795	$32,118	$4,699,677	$—
Liabilities
Derivative financial instruments(2)	$84,249	$—	$84,249	$—
Forward commitments	—	—	—	—
Total liabilities at fair value	$84,249	$—	$84,249	$—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives, and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and free-standing derivatives.

	Total Fair Value	Level 1	Level 2	Level 3

December 31, 2022
Assets
Securities available for sale
U.S. treasuries	$31,699	$31,699	$—	$—
U.S. agencies	43,135	—	43,135	—
Obligations of states and political subdivisions	879,437	—	879,437	—
Mortgage-backed securities - agency	1,772,105	—	1,772,105	—
Mortgage-backed securities - non-agency	2,181,876	—	2,181,876	—
Commercial mortgage-backed securities - agency	85,123	—	85,123	—
Commercial mortgage-backed securities - non-agency	659,459	—	659,459	—
Asset-backed securities	416,054	—	416,054	—
Corporate bonds	57,942	—	57,942	—
Equity securities	20,314	—	20,314	—
Derivative financial instruments(1)	46,293	—	46,293	—
Interest rate lock commitments	174	—	—	174
Forward commitments	47	—	47	—
Total assets at fair value	$6,193,658	$31,699	$6,161,785	$174
Liabilities
Derivative financial instruments(2)	$46,226	$—	$46,226	$—
Forward commitments	99	—	99	—
Total liabilities at fair value	$46,325	$—	$46,325	$—

(1) Includes embedded derivatives, back-to-back loan swaps and cash flow hedges.
(2) Includes cash flow hedges, fair value hedges, back-to-back loan swaps and free-standing derivative instruments.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis, in thousands:

	Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$23,422	$—	$—	$23,422	$554
Owner occupied commercial real estate	30,400	—	—	30,400	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	642	—	—	642	—
Agricultural and agricultural real estate	4,768	—	—	4,768	5,309
Residential real estate	741	—	—	741	—
Total collateral dependent individually assessed loans	$59,973	$—	$—	$59,973	$5,863
Loans held for sale	$5,071	$—	$5,071	$—	$—
Other real estate owned	12,548	—	—	12,548	2,967
Premises, furniture and equipment held for sale	4,069	—	—	4,069	2,786
Servicing rights	—	—	—	—	—

	Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	(Gains)/Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$12,042	$—	$—	$12,042	$4,186
Owner occupied commercial real estate	7,556	—	—	7,556	—
Non-owner occupied commercial real estate	11,371	—	—	11,371	—
Real estate construction	1,518	—	—	1,518	—
Agricultural and agricultural real estate	3,788	—	—	3,788	—
Residential real estate	1,607	—	—	1,607	—
Total collateral dependent impaired loans	$37,882	$—	$—	$37,882	$4,186
Loans held for sale	$5,277	$—	$5,277	$—	$(116)
Other real estate owned	8,401	—	—	8,401	180
Premises, furniture and equipment held for sale	6,851	—	—	6,851	1,562
Servicing rights	7,840	—	—	7,840	516

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 12/31/23	Valuation Technique	Unobservable Input	Range (Weighted Average)
Premises, furniture and equipment held for sale	$4,069	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-10%(2)
Other real estate owned	12,548	Modified appraised value	Third-party appraisal	(1)
			Appraisal discounts	0-10%(2)
Collateral dependent individually assessed loans:
Commercial and industrial	23,422	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-12%(2)
Owner occupied commercial real estate	30,400	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-20%(2)
Non-owner occupied commercial real estate	—	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	642	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	4,768	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0%-10%(2)
Residential real estate	741	Modified appraised value	Third-party appraisal	(1)
			Appraisal discount	0-10%(2)

(1) Third-party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.
(2) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

	Fair Value at 12/31/22	Valuation Technique	Unobservable Input	Range (Weighted Average)
Interest rate lock commitments	$174	Discounted cash flows	Closing ratio	0 - 99% (88%)(1)

Premises, furniture and equipment held for sale	6,851	Modified appraised value	Third-party appraisal	(2)
			Appraisal discount	0-10%(3)
Other real estate owned	8,401	Modified appraised value	Third-party appraisal	(2)
			Appraisal discounts	0-10%(3)
Servicing rights	7,840	Discounted cash flows	Discount rate	9.98 - 11.72% (10.02%)(4)
			Constant prepayment rate	7.8 - 14.2% (7.9%)(4)
Collateral dependent individually assessed loans:
Commercial and industrial	12,042	Modified appraised value	Third-party appraisal	(2)
			Appraisal discount	0-10%(3)
Owner occupied commercial real estate	7,556	Modified appraised value	Third-party appraisal	(2)
			Appraisal discounts	0-10%(3)
Non-owner occupied commercial real estate	11,371	Modified appraised value	Third-party appraisal	(2)
			Appraisal discounts	0-10%(3)
Real estate construction	1,518	Modified appraised value	Third-party appraisal	(2)
			Appraisal discount	0-10%(3)
Agricultural and agricultural real estate	3,788	Modified appraised value	Third-party appraisal	(2)
			Appraisal discount	0-15%(3)
Residential real estate	1,607	Modified appraised value	Third-party appraisal	(2)
			Appraisal discount	0-10%(3)

(1) The significant unobservable input used in the fair value measurement is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data.
(2) Third-party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.
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

The changes in fair value of the interest rate lock commitments, which are Level 3 financial instruments and are measured on a recurring basis, are summarized in the following table, in thousands:

	For the Years Ended
	December 31, 2023	December 31, 2022
Balance at January 1,	$174	$1,306
Total gains (losses), net, included in earnings	(290)	(1,828)
Issuances	1,864	3,683
Settlements	(1,748)	(2,987)
Balance at period end	$—	$174

Gains included in net gains on sale of loans held for sale attributable to interest rate lock commitments held at December 31, 2023, and December 31, 2022, were $0 and $174,000, respectively.

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of December 31, 2023, and December 31, 2022, in thousands. The carrying amounts in the following table are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of the commercial and mortgage servicing rights, premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, other intangibles and other liabilities.

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

			Fair Value Measurements at December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$323,013	$323,013	$323,013	$—	$—
Time deposits in other financial institutions	1,240	1,240	1,240	—	—
Securities:
Carried at fair value	4,646,891	4,646,891	32,118	4,614,773	—
Held to maturity	838,241	816,399	—	816,399	—
Other investments	91,277	91,277	—	91,277	—
Loans held for sale	5,071	5,071	—	5,071	—
Loans, net:
Commercial	3,611,368	3,396,628	—	3,373,206	23,422
PPP	2,777	2,777	—	2,777	—
Owner occupied commercial real estate	2,621,019	2,444,540	—	2,414,140	30,400
Non-owner occupied commercial real estate	2,536,462	2,393,931	—	2,393,931	—
Real estate construction	982,943	979,105	—	978,463	642
Agricultural and agricultural real estate	914,892	839,572	—	834,804	4,768
Residential real estate	791,984	687,428	—	686,687	741
Consumer	484,634	465,686	—	465,686	—
Total Loans, net	11,946,079	11,209,667	—	11,149,694	59,973
Cash surrender value on life insurance	197,085	197,085	—	197,085	—
Derivative financial instruments(1)	84,904	84,904	—	84,904	—
Financial liabilities:
Deposits
Demand deposits	$4,500,304	$4,500,304	$—	$4,500,304	$—
Savings deposits	8,805,597	8,805,597	—	8,805,597	—
Time deposits	2,895,813	2,895,813	—	2,895,813	—
Borrowings	622,255	622,255	—	622,255	—
Term debt	372,396	374,017	—	374,017	—
Derivative financial instruments(2)	84,249	84,249	—	84,249	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives, and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and undesignated interest rate swaps.

			Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$363,087	$363,087	$363,087	$—	$—
Time deposits in other financial institutions	1,740	1,740	1,740	—	—
Securities:
Carried at fair value	6,147,144	6,147,144	31,699	6,115,445	—
Held to maturity	829,403	776,557	—	776,557	—
Other investments	74,567	74,567	—	74,567	—
Loans held for sale	5,277	5,277	—	5,277	—
Loans, net:
Commercial and industrial	3,435,343	3,270,127	—	3,258,085	12,042
PPP	11,025	11,025	—	11,025	—
Owner occupied commercial real estate	2,251,359	2,084,665	—	2,077,109	7,556
Non-owner occupied commercial real estate	2,314,401	2,184,796	—	2,173,425	11,371
Real estate construction	1,046,084	1,039,244	—	1,037,726	1,518
Agricultural and agricultural real estate	917,876	842,637	—	838,849	3,788
Residential real estate	845,650	741,325	—	739,718	1,607
Consumer	497,131	480,018	—	480,018	—
Total Loans, net	11,318,869	10,653,837	—	10,615,955	37,882
Financial assets
Cash surrender value on life insurance	$193,403	$193,403	$—	$193,403	$—
Derivative financial instruments(1)	46,293	46,293	—	46,293	—
Interest rate lock commitments	174	174	—	—	174
Forward commitments	47	47	—	47	—
Financial liabilities:
Deposits
Demand deposits	5,701,340	5,701,340	—	5,701,340	—
Savings deposits	9,994,391	9,994,391	—	9,994,391	—
Time deposits	1,817,278	1,817,278	—	1,817,278	—
Borrowings	376,117	376,117	—	376,117	—
Term debt	371,753	372,473	—	372,473	—
Derivative financial instruments(2)	46,226	46,226	—	46,226	—
Forward commitments	99	99	—	99	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and undesignated interest rate swaps.

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

Loans — The fair value of loans were determined using an exit price methodology. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and a discount rate based on the relative risk of the cash flows. Other considerations include the loan type, the remaining life of the loan and credit risk.

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

Derivative Financial Instruments — The fair value of all derivatives is estimated based on the amount that HTLF would pay or would be paid to terminate the contract or agreement, using current rates, and when appropriate, the current creditworthiness of the counterparty.

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

Borrowings and Term Debt — Rates currently available to HTLF for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

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

NINETEEN
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

Credit card fee income and debit card income are comprised of interchange fees, ATM fees, and merchant services income. Credit card fee income and debit card income are earned whenever HTLF Bank's debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Bank cardholder uses an ATM that is not owned by one of HTLF's Banks or a non-bank cardholder uses HTLF-owned ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

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

Brokerage and Insurance Commissions
Brokerage commission primarily consists of commissions related to broker-dealer contracts. The contracts are between the customer and the broker-dealer, and HTLF satisfies its performance obligation and earns commission when the transactions are completed. The recognition of revenue is based on a defined fee schedule and does not require significant judgment. Payment is received shortly after services are rendered. Insurance commissions are related to commissions received directly from the insurance carrier. HTLF acts as an insurance agent between the customer and the insurance carrier. HTLF's performance obligations and associated fee and commission income are defined with each insurance product with the insurance company. When insurance payments are received from customers, a portion of the payment is recognized as commission revenue.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2023, 2022, and 2021, in thousands:

	For the Years Ended December 31,
	2023	2022	2021
In-scope of Topic 606
Service charges and fees
Service charges and fees on deposit accounts	$21,037	$18,625	$16,414
Overdraft fees	11,878	12,136	11,005
Customer service and other service fees	358	375	220
Credit card fee income	31,102	27,560	21,623
Debit card income	9,649	9,335	10,441
Total service charges and fees	74,024	68,031	59,703
Trust fees	20,715	22,570	24,417
Brokerage and insurance commissions	2,794	2,986	3,546
Total noninterest income in-scope of Topic 606	$97,533	$93,587	$87,666

Out-of-scope of Topic 606
Loan servicing income	$1,561	$2,741	$3,276
Capital markets fees	10,007	11,543	1,324
Securities gains (losses), net	(141,539)	(425)	5,910
Unrealized gain (loss) on equity securities, net	240	(622)	58
Net gains on sale of loans held for sale	3,880	9,032	20,605
Valuation adjustment on servicing rights	—	1,658	1,088
Income on bank owned life insurance	3,771	2,341	3,762
Other noninterest income	3,621	8,409	5,246
Total noninterest income out-of-scope of Topic 606	(118,459)	34,677	41,269
Total noninterest income	$(20,926)	$128,264	$128,935

Contract Balances
HTLF does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023, 2022, and 2021, HTLF did not have any significant contract balances or capitalized contract acquisition costs.

TWENTY
PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Heartland Financial USA, Inc. is as follows:

BALANCE SHEETS (Dollars in thousands)
	December 31,
	2023	2022
Assets:
Cash and interest-bearing deposits	$288,203	$307,026
Investment in subsidiaries	1,971,014	1,747,188
Other assets	72,501	94,953
Total assets	$2,331,718	$2,149,167
Liabilities and Stockholders’ equity:
Borrowings	$372,316	$370,930
Accrued expenses and other liabilities	26,285	43,182
Total liabilities	398,601	414,112
Stockholders’ equity:
Preferred stock	110,705	110,705
Common stock	42,688	42,467
Capital surplus	1,090,740	1,080,964
Retained earnings	1,141,501	1,120,925
Accumulated other comprehensive loss	(452,517)	(620,006)
Total stockholders’ equity	1,933,117	1,735,055
Total liabilities and stockholders’ equity	$2,331,718	$2,149,167

INCOME STATEMENTS (Dollars in thousands)
	For the Years Ended December 31,
	2023	2022	2021
Operating revenues:
Dividends from subsidiaries	$50,000	$142,500	$163,500
Other	1,486	1,200	1,885
Total operating revenues	51,486	143,700	165,385
Operating expenses:
Interest	22,637	16,886	12,851
Salaries and employee benefits	4,610	7,225	7,509
Professional fees	8,807	11,594	5,161
Other operating expenses	9,287	10,474	10,984
Total operating expenses	45,341	46,179	36,505
Equity in undistributed earnings	57,799	98,983	75,368
Income before income tax benefit	63,944	196,504	204,248
Income tax benefit	15,976	15,676	15,675
Net income	79,920	212,180	219,923
Preferred dividends	(8,050)	(8,050)	(8,050)
Net income available to common stockholders	$71,870	$204,130	$211,873

STATEMENTS OF CASH FLOWS (Dollars in thousands)
	For the Years Ended December 31,
	2023		2022		2021
Cash flows from operating activities:
Net income	$79,920		$212,180		$219,923
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(57,799)		(98,983)		(75,368)
Increase (decrease) in accrued expenses and other liabilities	(17,090)		(8,946)		8,723
Increase (decrease) in other assets	23,335		(13,933)		(13,069)
Excess tax (expense) benefit from stock-based compensation	(123)		131		312
Other, net	11,537		9,958		12,632
Net cash provided by operating activities	39,780		100,407		153,153
Cash flows from investing activities:
Capital contributions to subsidiaries	—		—		(34,000)
Net cash used by investing activities	—		—		(34,000)
Cash flows from financing activities:
Proceeds from borrowings	—		—		147,614
Repayments of borrowings	—		—		(44,417)
Cash dividends paid	(59,151)		(54,249)		(48,559)
Proceeds from issuance of common stock	548		1,038		1,311
Net cash provided by (used in) by financing activities	(58,603)	—	(53,211)	—	55,949
Net increase (decrease) in cash and cash equivalents	(18,823)		47,196		175,102
Cash and cash equivalents at beginning of year	307,026		259,830		84,728
Cash and cash equivalents at end of year	$288,203		$307,026		$259,830
Supplemental disclosure:
Dividends declared, not paid	2,013		2,013		2,013
Net assets from dissolved subsidiary	883		—		—

TWENTY-ONE
LEASES

HTLF, as lessee, leases certain assets for use in its operations. Leased assets primarily include real estate property for retail branches, ATM locations and operations centers with terms extending through 2031. All HTLF's leases are classified as operating leases. HTLF excludes leases with an original term of twelve months or less and equipment leases (deemed immaterial) on the consolidated balance sheets. HTLF leases some of its facilities to third parties and receives rental income from such lease agreements which is not significant.

The table below presents HTLF's right-of-use ("ROU") assets and lease liabilities as of December 31, 2023 and December 31, 2022, in thousands:

		As of December 31,
	Classification	2023	2022
Operating lease right-of-use assets	Other assets	$25,859	$29,429
Operating lease liabilities	Accrued expenses and other liabilities	$29,333	$31,681

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

The table below presents the lease costs and supplemental information as of December 31, 2023, 2022, and 2021, in thousands:

	Income Statement Category	As of December 31,
Lease Cost		2023	2022	2021
Operating lease cost	Occupancy expense	$7,768	$7,256	$8,013
Variable lease cost	Occupancy expense	11	16	47
Total lease cost		$7,779	$7,272	$8,060
Supplemental Information
Noncash reduction of ROU assets	Occupancy expense	$1,164	$32	$1,244
Noncash reduction lease liabilities	Occupancy expense	—	10	—

Supplemental balance sheet information		As of December 31, 2023
Weighted-average remaining operating lease term (in years)		5.53
Weighted-average discount rate for operating leases		3.08%

Included in the noncash reduction of ROU assets in 2023 and 2022 are expenses related to lease modifications and ROU acceleration related to lease abandonments.

HTLF recorded $63,000 of impairment on one lease in 2023, which was recorded in gain (loss) on sales/valuations of assets, net. HTLF recorded $360,000 of impairment on two leases in 2022, and no impairment on leases in 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities as of December 31, 2023 is as follows, in thousands:

Year ending December 31,
2024	$6,386
2025	6,221
2026	5,535
2027	4,581
2028	3,997
Thereafter	5,219
Total lease payments	$31,939
Less interest	(2,606)
Present value of lease liabilities	$29,333

TWENTY-TWO
SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2023	December 31	September 30	June 30	March 31
Net interest income	$156,137	$145,756	$147,132	$152,212
Provision for credit losses	11,738	1,516	5,379	3,074
Net interest income after provision for credit losses	144,399	144,240	141,753	149,138
Noninterest income	(111,801)	28,383	32,493	29,999
Noninterest expense	130,285	111,053	109,446	111,043
Income taxes	(27,324)	13,479	15,384	15,318
Net income (loss)	(70,363)	48,091	49,416	52,776
Preferred dividends	(2,012)	(2,013)	(2,012)	(2,013)
Net income (loss) available to common stockholders	$(72,375)	$46,078	$47,404	$50,763

Per share:
Earnings (loss) per share-basic	$(1.69)	$1.08	$1.11	$1.19
Earnings (loss) per share-diluted	(1.69)	1.08	1.11	1.19
Cash dividends declared on common stock	0.30	0.30	0.30	0.30
Book value per common share	42.69	40.20	41.00	40.38
Weighted average common shares outstanding	42,770,347	42,760,406	42,695,522	42,614,806
Weighted average diluted common shares outstanding	42,838,405	42,812,563	42,757,603	42,742,878

(Dollars in thousands, except per share data)
	As of and for the Quarter Ended
2022	December 31	September 30	June 30	March 31
Net interest income	$165,220	$155,876	$142,461	$134,679
Provision for credit losses	3,387	5,492	3,246	3,245
Net interest income after provision for credit losses	161,833	150,384	139,215	131,434
Noninterest income	29,975	29,181	34,539	34,569
Noninterest expense	117,218	108,883	106,479	110,797
Income taxes	13,936	14,118	15,402	12,117
Net income	60,654	56,564	51,873	43,089
Preferred dividends	(2,012)	(2,013)	(2,012)	(2,013)
Net income available to common stockholders	$58,642	$54,551	$49,861	$41,076

Per share:
Earnings per share-basic	$1.38	$1.28	$1.17	$0.97
Earnings per share-diluted	1.37	1.28	1.17	0.97
Cash dividends declared on common stock	0.28	0.27	0.27	0.27
Book value per common share	38.25	36.41	39.19	42.98
Weighted average common shares outstanding	42,578,977	42,574,557	42,474,835	42,359,582
Weighted average diluted common shares outstanding	42,699,752	42,643,940	42,565,391	42,540,953

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heartland Financial USA, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for credit losses for loans and unfunded loan commitments collectively evaluated

As discussed in Notes 1, 4, and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to loans and unfunded loan commitments collectively evaluated for credit losses is comprised of an allowance for credit losses on loans and an allowance for credit losses on unfunded loan commitments (the collective ACL). As of December 31, 2023, the total allowance for credit losses related to loans and unfunded loan commitments was $122.6 million and $16.5 million, respectively, of which $102.2 million and $16.5 million, respectively, was related to the collective ACL. The Company estimates the collective ACL using a current expected credit losses methodology which is based on relevant information about past events, current conditions, and a reasonable and supportable forecast that affect the collectability of the reported loan and commitment amounts, including expected defaults and prepayments. The allowance for credit losses on unfunded commitments leverages the same methodology utilized for the allowance for credit losses for loans. The Company estimates the collective ACL on a pool basis for loans and commitments with similar risk characteristics using 1) a transition matrix model derived probability of default (PD) and loss given default (LGD) methodology, which is based on transition of loans between risk ratings and through default based on the Company’s historical loss experience, for certain commercial and agricultural loans, or 2) a lifetime average historical loss model for all other commercial and agricultural loans, residential real estate loans, consumer loans, and commitments. A portion of the collective ACL on outstanding loans and commitments is comprised of qualitative adjustments, based on a comparison of current conditions to the average conditions over the look back period. The qualitative adjustments are determined by the Company using an anchoring approach to determine the minimum and maximum amount of qualitative allowance, which is determined by comparing the highest and lowest historical lifetime average loss rate to the current quantitative allowance rate to calculate the rate for the adjustment. The collective ACL utilizes an overlay approach for its economic forecasting component which incorporates a reasonable and supportable forecast of various macro-economic indices. The Company utilizes an economic forecast scenario which reverts to the historical mean immediately at the end of the reasonable and supportable forecast period. For the allowance for credit losses on unfunded loan commitments, the Company separately estimates the exposure at default using estimated average utilization rates.

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
February 23, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management, board of directors and stockholders regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited HTLF’s consolidated financial statements as of and for the year ended December 31, 2023, included herein, has issued a report on HTLF’s internal control over financial reporting. This report follows management’s report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes to HTLF's disclosure controls or internal controls over financial reporting during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect HTLF's internal control over financial reporting.

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Heartland Financial USA, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Heartland Financial USA, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2024

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Proxy Statement for HTLF’s 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") under the captions "Proposal 1-Election of Directors", "Delinquent Section 16(a) Reports," "Corporate Governance and the Board of Directors - Stockholder Communications with the Board, Nomination and Proposal Procedures," "Corporate Governance and the Board of Directors - Committees of the Board," and "Corporate Governance and the Board of Directors - Code of Business Conduct and Ethics" is incorporated by reference. The information regarding executive officers is included in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in our 2024 Proxy Statement, under the captions "Corporate Governance and the Board of Directors - Director Compensation" and "Executive Officer Compensation" is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2024 Proxy Statement, under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2024 Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance and the Board of Directors - Our Board of Directors - Director Independence" is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG, LLP, Des Moines, IA., Auditor Firm ID: 185.

The information in the 2024 Proxy Statement under the caption "Relationship with Independent Registered Public Accounting Firm" is incorporated by reference.

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

3.2	Amended and Restated Bylaws of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on June 20, 2023).

3.3	Amended and Restated Certificate of Incorporation of Heartland Financial USA, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 20, 2023).

3.4
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

4.14		Form of Depositary Receipt representing Depositary Shares (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K filed on June 26, 2020 ).

4.15		Description of Securities (incorporated by reference to Exhibit 4.15 to the Registrant's Form 10-K filed on February 25, 2021).

10.1	(3)
Amendment 3 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed on November 8, 2023).

10.2	(3)
Amendment 4 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K filed on November 8, 2023).

10.3	(3)
Amendment 5 to Agreement, dated June 9, 2023, to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc. dated of July 1, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K filed on November 8, 2023).

10.4	(2)
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

10.10	(2)	Heartland Financial USA, Inc. Deferred Compensation Plan effective April 30, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 6, 2019).

10.11	(2)
Form of Stock Options Award Agreement under the Heartland Financial USA, INC. 2020 Long-Term Incentive Plan vesting in the first, second, third and fourth years following the original grant award with a expiration date of 12/1/2032 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on December 5, 2022).

10.12	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2023).

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
Form of Performance-Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2023).

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

10.18	(2)	Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 6, 2020).

10.19	(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for the time - based awards 3 year cliff vesting (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.20		Heartland Financial USA, Inc. Directors Deferred Compensation Plan. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on June 20, 2023).

10.21	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

10.22	(1)(2)	Form of Member Board Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

21.1	(1)	Subsidiaries of the Registrant.

23.1	(1)	Consent of KPMG LLP.

31.1	(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14.

31.2	(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14.

32.1	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	(1)	Financial Statement Compensation Recoupment Policy

101	(1)	Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and Comprehensive Income, and (v) the Notes to Consolidated Financial Statements.

104	(1)	Cover page formatted in Inline Extensible Business Reporting Language

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

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2024.
Heartland Financial USA, Inc.

By:	/s/ Bruce K. Lee
President and Chief Executive Officer
Date:    February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2024.

By:	/s/ Bruce K. Lee	/s/ Kevin L. Thompson
	Bruce K. Lee	Kevin L. Thompson
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
	(Principal Executive Officer and Duly Authorized Officer)	(Principal Financial Officer)

	/s/ Janet M. Quick	/s/ Robert B. Engel
	Janet M. Quick	Robert B. Engel
	Executive Vice President and Deputy Chief Financial Officer	Director
(Principal Accounting Officer)

	/s/ Thomas L. Flynn	/s/ Jennifer K. Hopkins
	Thomas L. Flynn	Jennifer K. Hopkins
	Director	Director

	/s/ Christopher S. Hylen	/s/ Margaret Lazo
	Christopher S. Hylen	Margaret Lazo
	Director	Director

	/s/Susan G. Murphy	/s/ Opal G. Perry
	Susan G. Murphy	Opal G. Perry
	Director	Director

	/s/ John K. Schmidt	/s/ Martin J. Schmitz
	John K. Schmidt	Martin J. Schmitz
	Director	Director

	/s/ Kathryn Graves Unger	/s/ Duane E. White
	Kathryn Graves Unger	Duane E. White
	Director	Director