Form 10-Q
period 2024-03-31
HEARTLAND FINANCIAL USA INC
filed 2024-05-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of May 7, 2024, the Registrant had outstanding 42,790,564 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and due from banks	$208,176	$275,554
Interest bearing deposits with other banks and other short-term investments	236,190	47,459
Cash and cash equivalents	444,366	323,013
Time deposits in other financial institutions	1,240	1,240
Securities:
Carried at fair value (cost of $4,886,304 at March 31, 2024, and $5,100,344 at December 31, 2023)	4,418,222	4,646,891
Held to maturity, net of allowance for credit losses of $0 at both March 31, 2024, and December 31, 2023 (fair value of $813,752 at March 31, 2024, and $816,399 at December 31, 2023)	841,055	838,241
Other investments, at cost	68,524	91,277
Loans held for sale	352,744	5,071
Loans receivable:
Held to maturity	11,644,641	12,068,645
Allowance for credit losses	(123,934)	(122,566)
Loans receivable, net	11,520,707	11,946,079
Premises, furniture and equipment, net	160,518	177,001
Premises, furniture and equipment held for sale	16,064	4,069
Other real estate, net	2,590	12,548
Goodwill	576,005	576,005
Core deposit intangibles, net	16,923	18,415
Cash surrender value on life insurance	197,671	197,085
Other assets	516,198	574,772
TOTAL ASSETS	$19,132,827	$19,411,707
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,264,390	$4,500,304
Savings	8,669,221	8,805,597
Time	2,368,555	2,895,813
Total deposits	15,302,166	16,201,714
Deposits held for sale	596,328	—
Borrowings	650,033	622,255
Term debt	372,652	372,396
Accrued expenses and other liabilities	232,815	282,225
TOTAL LIABILITIES	17,153,994	17,478,590
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 188,500 and 188,500 shares at March 31, 2024, and December 31, 2023; none issued or outstanding at both March 31, 2024, and December 31, 2023)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both March 31, 2024, and December 31, 2023; 11,500 shares issued and outstanding at both March 31, 2024, and December 31, 2023)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both March 31, 2024, and December 31, 2023; issued 42,783,670 shares at March 31, 2024, and 42,688,008 shares at December 31, 2023)	42,784	42,688
Capital surplus	1,093,207	1,090,740
Retained earnings	1,178,330	1,141,501
Accumulated other comprehensive loss	(446,193)	(452,517)
TOTAL STOCKHOLDERS' EQUITY	1,978,833	1,933,117
TOTAL LIABILITIES AND EQUITY	$19,132,827	$19,411,707

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
INTEREST INCOME:
Interest and fees on loans	$195,661	$153,843
Interest on securities:
Taxable	47,014	55,976
Nontaxable	6,041	6,028
Interest on interest bearing deposits in other financial institutions	3,006	1,131
TOTAL INTEREST INCOME	251,722	216,978
INTEREST EXPENSE:
Interest on deposits	84,134	56,898
Interest on borrowings	7,524	2,422
Interest on term debt (includes $(35) and $591 of interest (income) expense related to derivatives reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively)	5,849	5,446
TOTAL INTEREST EXPENSE	97,507	64,766
NET INTEREST INCOME	154,215	152,212
Provision for credit losses	986	3,074
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	153,229	149,138
NONINTEREST INCOME:
Service charges and fees	17,063	17,136
Loan servicing income	131	714
Trust fees	5,043	5,657
Brokerage and insurance commissions	754	696
Capital markets fees	891	2,449
Securities (losses) gains, net (includes $58 and $(1,104) of net security gains (losses) reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively)	58	(1,104)
Unrealized gain (loss) on equity securities, net	95	193
Net gains on sale of loans held for sale	104	1,831
Income on bank owned life insurance	1,177	964
Other noninterest income	2,347	1,463
TOTAL NONINTEREST INCOME	27,663	29,999
NONINTEREST EXPENSES:
Salaries and employee benefits	63,955	62,149
Occupancy	7,263	7,209
Furniture and equipment	2,337	2,915
Professional fees	15,531	12,797
FDIC insurance assessments	4,969	3,279
Advertising	1,358	1,985
Core deposit intangibles and customer relationship intangibles amortization	1,492	1,788
Other real estate and loan collection expenses	512	155
Loss (gain) on sales/valuations of assets, net	214	1,115
Acquisition, integration and restructuring costs	1,375	1,673
Partnership investment in tax credit projects	494	538
Other noninterest expenses	14,095	15,440
TOTAL NONINTEREST EXPENSES	113,595	111,043
INCOME BEFORE INCOME TAXES	67,297	68,094
Income taxes (includes $5,762 and $426 of income tax benefit reclassified from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively)	15,590	15,318
NET INCOME	51,707	52,776
Preferred dividends	(2,013)	(2,013)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,694	$50,763
EARNINGS PER COMMON SHARE - BASIC	$1.16	$1.19
EARNINGS PER COMMON SHARE - DILUTED	$1.16	$1.19
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2024	2023
NET INCOME	$51,707	$52,776
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale ("AFS") securities:
Net change in unrealized gain (loss) on securities	(14,629)	66,167
Reclassification adjustment for net (gains) losses on hedged AFS securities	20,151	—
Reclassification adjustment for net (gains) losses realized in net income	—	1,104
Income tax benefit (expense)	(1,371)	(17,921)
Other comprehensive income (loss) on AFS securities	4,151	49,350
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,843	2,740
Income tax benefit (expense)	(705)	(1,060)
Other comprehensive income (loss) on held to maturity securities	2,138	1,680
Change in cash flow hedges:
Net change in unrealized gain on derivatives	—	1,952
Reclassification adjustment for net (gains) losses on derivatives realized in net income	34	764
Income tax benefit (expense)	1	(659)
Other comprehensive income (loss) on cash flow hedges	35	2,057
Other comprehensive income (loss)	6,324	53,087
TOTAL COMPREHENSIVE INCOME (LOSS)	$58,031	$105,863

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,707	$52,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,567	5,484
Provision for credit losses	986	3,074
Net amortization of premium on securities	4,894	7,159
Securities losses (gains), net	(58)	1,104
Unrealized loss (gain) on equity securities, net	(95)	(193)
Stock based compensation	3,746	4,719
Loans originated for sale	—	(43,257)
Proceeds on sales of loans held for sale	5,175	39,916
Net gains on sale of loans held for sale	(104)	(1,807)
(Increase) decrease in accrued interest receivable	1,731	(130)
Decrease (increase) in prepaid expenses	(1,729)	806
Increase (decrease) in accrued interest payable	(1,151)	13,462
Capitalization of servicing rights	—	(24)
Loss (gain) on sales/valuations of assets, net	214	1,115
Net excess tax benefit (expense) from stock based compensation	(418)	46
Income from fair value hedge activity	416	—
Other, net	60,381	(9,818)
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,262	74,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	—	146,448
Proceeds from the maturity of and principal paydowns on securities available for sale	251,683	150,941
Proceeds from the maturity of and principal paydowns on securities held to maturity	71	69
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	23,849	3,644
Purchase of securities available for sale	(42,484)	(187,726)
Purchase of other investments	(1,038)	(1,441)
Net (increase) decrease in loans	38,429	(66,180)
Purchase of bank owned life insurance policies	(56)	(51)
Proceeds from sale of mortgage servicing rights	—	6,714
Capital expenditures and investments	(565)	(248)
Proceeds from the sale of premises, furniture and equipment	1,375	1,270
Proceeds on sale of OREO and other repossessed assets	9,826	1,136
NET CASH PROVIDED BY INVESTING ACTIVITIES	$281,090	$54,576

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits	$(91,892)	$(581,786)
Net increase (decrease) in savings deposits	193,906	(737,782)
Net increase (decrease) in time deposit accounts	(405,234)	1,487,905
Net increase (decrease) in borrowings	48,964	(234,780)
Proceeds from Bank Term Funding Program advances	500,000	—
Proceeds from short term FHLB advances	—	1,000
Repayments of short term FHLB advances	(521,186)	(50,000)
Repayments of term debt	—	(30)
Proceeds from issuance of common stock	263	242
Dividends paid	(14,820)	(14,753)
NET CASH USED BY FINANCING ACTIVITIES	(289,999)	(129,984)
Net increase (decrease) in cash and cash equivalents	121,353	(976)
Cash and cash equivalents at beginning of year	323,013	363,087
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$444,366	$362,111
Supplemental disclosures:
Cash paid for income/franchise taxes	$39	$1,264
Cash paid for interest	98,658	51,304
Loans transferred to OREO	—	211
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	13,155	3,741
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	5,167
Deposits transferred to held for sale	596,328	—
Loans transferred to held for sale	352,744	—
Dividends declared, not paid	2,071	2,013

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				52,776	53,087	105,863
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,740)		(12,740)
Issuance of 91,332 shares of common stock		92	(1,571)			(1,479)
Stock based compensation			4,719			4,719
Balance at March 31, 2023	$110,705	$42,559	$1,084,112	$1,158,948	$(566,919)	$1,829,405

Balance at January 1, 2024	$110,705	$42,688	$1,090,740	$1,141,501	$(452,517)	$1,933,117
Comprehensive income (loss)				51,707	6,324	58,031
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,865)		(12,865)
Issuance of 95,662 shares of common stock		96	(1,279)			(1,183)
Stock based compensation			3,746			3,746
Balance at March 31, 2024	$110,705	$42,784	$1,093,207	$1,178,330	$(446,193)	$1,978,833

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The interim unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended December 31, 2023, included in the Annual Report on Form 10-K of Heartland Financial USA, Inc. ("HTLF") filed with the Securities and Exchange Commission ("SEC") on February 23, 2024. Footnote disclosures to the interim unaudited consolidated financial statements which would substantially duplicate the disclosure contained in the footnotes to the audited consolidated financial statements have been omitted.

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended March 31, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended March 31,
	2024	2023
Net income attributable to HTLF	$51,707	$52,776
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$49,694	$50,763

Weighted average common shares outstanding for basic earnings per share	42,807	42,615
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	109	128
Weighted average common shares for diluted earnings per share	42,916	42,743
Earnings per common share — basic	$1.16	$1.19
Earnings per common share — diluted	$1.16	$1.19
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	27	50
Number of antidilutive stock options excluded from diluted earnings per share computation	53	61

Subsequent Events - On April 28, 2024 (the “Signing Date”), HTLF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UMB Financial Corporation, a Missouri corporation (“UMB”) and Blue Sky Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of UMB (“Blue Sky Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Blue Sky Merger Sub will merge with and into HTLF (the “Merger”), with HTLF surviving the Merger as a wholly owned subsidiary of UMB (the “Surviving Entity”) and (ii) immediately following the effective time of the Merger (the “Effective Time”) and as part of a single, integrated transaction, the Surviving Entity will merge with and into UMB (the “Second Merger”, and together with the Merger, the “Mergers”), with UMB surviving the Second Merger (the “Surviving Corporation”). On the day immediately following the closing date of the Mergers, UMB will cause HTLF’s wholly owned banking subsidiary, HTLF Bank, to merge with and into UMB’s wholly owned banking subsidiary, UMB Bank, National Association (the “Bank Merger”), with UMB Bank, National Association continuing as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of HTLF and UMB.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $1.00 per share, of HTLF (“HTLF Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by UMB or HTLF, will be converted into the right to receive 0.55 shares (the “Exchange Ratio,” and such shares, the “Merger Consideration”) of common stock, $1.00 par value, of UMB (“UMB Common Stock”) and cash in lieu of fractional shares. At the Effective Time, each share of 7.00% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share of HTLF (the “HTLF Preferred Stock”), issued and outstanding immediately before the Effective Time will be converted into the right to receive one share of a newly created series of preferred stock of UMB (“UMB Preferred Stock”) with such rights, preferences, privileges and powers (including voting powers) as set forth in the Certificate of Designations attached as an exhibit to the Merger Agreement.

HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Effect of New Financial Accounting Standards

ASU 2023-02
In March 2023, the FASB issued ASU 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. This ASU was effective on January 1, 2024. HTLF has elected to use the proportional amortization method for investments in low-income housing projects. The amendments in this ASU are not expected to have a material impact on the results of operations or financial position.

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

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This update does not change how a public entity identifies its operating segments; however, it does require that an entity that has single reportable segment provide all the disclosures required by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. We currently have one reportable operating segment. This ASU will not impact our consolidated financial statements and will have minimal impact to our disclosures, requiring identification of the chief operating decision maker and the information used to make operating decisions and to allocate resources.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” that require public business entities to annually disclose (1) specific categories in their rate reconciliation; (2) additional information for reconciling items that meet a quantitative threshold; (3) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes; (4) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the income taxes paid that meet a quantitative threshold; (5) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU eliminates the requirement to disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months and to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, but retrospective application is permitted. HTLF is currently evaluating the impact of the standard and does not anticipate it will have a significant impact on the results of operations, financial position, or liquidity.

Qualified Affordable Housing Investments

HTLF elected to use the proportional amortization method for investments in low-income housing projects. HTLF’s net investments in low-income housing projects were $5.7 million and $5.9 million as of March 31, 2024, and December 31, 2023, respectively, and are included in other assets in the consolidated balance sheet. With respect to HTLF’s investment in low-income housing projects for the three months ended March 31, 2024, we recognized income tax credits and other income tax benefits of $257,000 and $33,000, respectively. The total income tax benefits of $290,000 are partially offset in the “income taxes” item in the consolidated statements of income by $235,000 of investment amortization recognized, for a net income tax benefit of $55,000. The cash flows related to the total income tax benefits are presented in the following line items in the statement of cash flows:
•$55,000 Net Income Tax Benefit, in the "Net income" line item in operating activities;
•$235,000 Investment Amortization, in the "Other, net" line item, which is an adjustment to reconcile net income (loss) to cash from (used for) operating activities;
•$257,000 Tax Credits, in the "Other, net" line item, which is also an adjustment to reconcile net income (loss) to cash from (used for) operating activities; and
• $33,000 Other Tax Benefits Recognized, in the "Other, net" line item, which is also an adjustment to reconcile net income (loss) to cash from (used for) operating activities.
There was no non-income-tax-related activity or impairment losses related to the low-income housing investments this reporting period.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of March 31, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
U.S. treasuries	$32,481	$—	$(259)	$32,222
U.S. agencies	14,084	—	(192)	13,892
Obligations of states and political subdivisions	836,830	5	(109,344)	727,491
Mortgage-backed securities - agency	1,590,782	13	(231,254)	1,359,541
Mortgage-backed securities - non-agency	1,542,986	37	(85,225)	1,457,798
Commercial mortgage-backed securities - agency	75,782	—	(11,708)	64,074
Commercial mortgage-backed securities - non-agency	436,274	—	(10,180)	426,094
Asset-backed securities	214,676	—	(17,568)	197,108
Corporate bonds	121,108	—	(2,407)	118,701
Total debt securities	4,865,003	55	(468,137)	4,396,921
Equity securities with a readily determinable fair value	21,301	—	—	21,301
Total	$4,886,304	$55	$(468,137)	$4,418,222
December 31, 2023
U.S. treasuries	$32,459	$—	$(341)	$32,118
U.S. agencies	14,724	—	(194)	14,530
Obligations of states and political subdivisions	839,754	25	(98,534)	741,245
Mortgage-backed securities - agency	1,620,409	13	(226,793)	1,393,629
Mortgage-backed securities - non-agency	1,616,414	363	(87,649)	1,529,128
Commercial mortgage-backed securities - agency	76,076	—	(11,288)	64,788
Commercial mortgage-backed securities - non-agency	526,974	—	(12,116)	514,858
Asset-backed securities	232,140	—	(14,770)	217,370
Corporate bonds	120,338	—	(2,169)	118,169
Total debt securities	5,079,288	401	(453,854)	4,625,835
Equity securities with a readily determinable fair value	21,056	—	—	21,056
Total	$5,100,344	$401	$(453,854)	$4,646,891

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of March 31, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Obligations of states and political subdivisions	$841,055	$3,158	(30,461)	$813,752
Total	$841,055	$3,158	$(30,461)	$813,752
December 31, 2023
Obligations of states and political subdivisions	$838,241	$3,622	$(25,464)	$816,399
Total	$838,241	$3,622	$(25,464)	$816,399

As of March 31, 2024, and December 31, 2023, HTLF had $25.3 million and $28.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at March 31, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$25,192	$25,066
Due in 1 to 5 years	62,702	61,628
Due in 5 to 10 years	21,452	19,054
Due after 10 years	895,157	786,558
Total debt securities	1,004,503	892,306
Mortgage and asset-backed securities	3,860,500	3,504,615
Equity securities with a readily determinable fair value	21,301	21,301
Total investment securities	$4,886,304	$4,418,222

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$8,147	$8,149
Due in 1 to 5 years	91,287	90,939
Due in 5 to 10 years	207,209	204,220
Due after 10 years	534,412	510,444
Total debt securities	$841,055	$813,752

As of March 31, 2024, and December 31, 2023, securities with a carrying value of $2.61 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three months ended March 31, 2024 and 2023, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$—	$146,448
Gross security gains	—	—
Gross security losses	—	1,104

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of March 31, 2024, and December 31, 2023. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was March 31, 2023, and December 31, 2023, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2024
U.S. treasuries	$2,975	$(20)	1	$29,247	$(239)	4	$32,222	$(259)	5
U.S. agencies	—	—	—	13,892	(192)	4	13,892	(192)	4
Obligations of states and political subdivisions	1,689	(16)	3	721,778	(109,328)	148	723,467	(109,344)	151
Mortgage-backed securities - agency	—	—	—	1,358,884	(231,254)	166	1,358,884	(231,254)	166
Mortgage-backed securities - non-agency	395,105	(22,829)	12	880,665	(62,396)	35	1,275,770	(85,225)	47
Commercial mortgage-backed securities - agency	—	—	—	64,074	(11,708)	17	64,074	(11,708)	17
Commercial mortgage-backed securities - non-agency	7,735	(78)	1	418,359	(10,102)	16	426,094	(10,180)	17
Asset-backed securities	132,551	(12,303)	4	64,557	(5,265)	7	197,108	(17,568)	11
Corporate bonds	61,403	(510)	1	57,298	(1,897)	8	118,701	(2,407)	9
Total temporarily impaired securities	$601,458	$(35,756)	22	$3,608,754	$(432,381)	405	$4,210,212	$(468,137)	427
December 31, 2023
U.S. treasuries	$2,985	$(12)	1	$26,138	$(329)	3	$29,123	$(341)	4
U.S. agencies	—	—	—	14,530	(194)	4	14,530	(194)	4
Obligations of states and political subdivisions	1,440	(65)	1	736,653	(98,469)	150	738,093	(98,534)	151
Mortgage-backed securities - agency	194	(2)	2	1,392,769	(226,791)	166	1,392,963	(226,793)	168
Mortgage-backed securities - non-agency	415,934	(24,568)	12	902,291	(63,081)	35	1,318,225	(87,649)	47
Commercial mortgage-backed securities - agency	—	—	—	64,788	(11,288)	17	64,788	(11,288)	17
Commercial mortgage-backed securities - non-agency	—	—	—	507,044	(12,116)	16	507,044	(12,116)	16
Asset-backed securities	148,063	(9,723)	4	69,307	(5,047)	7	217,370	(14,770)	11
Corporate bonds	61,031	(111)	1	57,138	(2,058)	8	118,169	(2,169)	9
Total temporarily impaired securities	$629,647	$(34,481)	21	$3,770,658	$(419,373)	406	$4,400,305	$(453,854)	427

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
March 31, 2024
Obligations of states and political subdivisions	$51,881	$(1,347)	13	$670,921	$(29,114)	141	$722,802	$(30,461)	154
Total temporarily impaired securities	$51,881	(1,347)	13	$670,921	$(29,114)	141	$722,802	(30,461)	154
December 31, 2023
Obligations of states and political subdivisions	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149
Total temporarily impaired securities	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to HTLF's purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because, as of March 31, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2024 and 2023.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the declines in fair value are attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because, as of March 31, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three months ended March 31, 2024 and 2023.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of March 31, 2024, and December 31, 2023, which are updated quarterly and used to monitor the credit quality of the securities:

	March 31, 2024	December 31, 2023
Rating
AAA	$88,849	$88,550
AA, AA+, AA-	575,331	583,816
A+, A, A-	150,409	139,658
BBB	20,111	20,133
Not Rated	6,355	6,084
Total	$841,055	$838,241

Included in other investments were shares of stock in Federal Home Loan Bank (the "FHLB") at an amortized cost of $2.6 million at March 31, 2024, and $25.8 million at December 31, 2023.

HTLF Bank is required by federal law to maintain FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at March 31, 2024, and December 31, 2023, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of March 31, 2024, and December 31, 2023, were as follows, in thousands:

	March 31, 2024	December 31, 2023
Loans receivable held to maturity:
Commercial and industrial	$3,545,051	$3,652,047
Paycheck Protection Program ("PPP")	2,172	2,777
Owner occupied commercial real estate	2,545,033	2,638,175
Non-owner occupied commercial real estate	2,495,068	2,553,711
Real estate construction	1,041,583	1,011,716
Agricultural and agricultural real estate	809,876	919,184
Residential real estate	756,021	797,829
Consumer	449,837	493,206
Total loans receivable held to maturity	11,644,641	12,068,645
Allowance for credit losses	(123,934)	(122,566)
Loans receivable, net	$11,520,707	$11,946,079

As of March 31, 2024, and December 31, 2023, HTLF had $66.4 million and $65.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at March 31, 2024, and December 31, 2023, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships on nonaccrual with $500,000 or more of total exposure are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
March 31, 2024
Commercial and industrial	$20,555	$20,550	$41,105	$42,847	$3,502,204	$3,545,051
PPP	—	—	—	—	2,172	2,172
Owner occupied commercial real estate	—	14,395	14,395	30,089	2,514,944	2,545,033
Non-owner occupied commercial real estate	—	15,770	15,770	—	2,495,068	2,495,068
Real estate construction	56	34,869	34,925	697	1,040,886	1,041,583
Agricultural and agricultural real estate	2,479	2,629	5,108	7,143	802,733	809,876
Residential real estate	—	5,155	5,155	727	755,294	756,021
Consumer	—	7,476	7,476	—	449,837	449,837
Total	$23,090	$100,844	$123,934	$81,503	$11,563,138	$11,644,641

December 31, 2023
Commercial and industrial	$18,425	$22,254	$40,679	$41,847	$3,610,200	$3,652,047
PPP	—	—	—	—	2,777	2,777
Owner occupied commercial real estate	—	17,156	17,156	30,400	2,607,775	2,638,175
Non-owner occupied commercial real estate	—	17,249	17,249	—	2,553,711	2,553,711
Real estate construction	56	28,717	28,773	697	1,011,019	1,011,716
Agricultural and agricultural real estate	1,932	2,360	4,292	6,700	912,484	919,184
Residential real estate	—	5,845	5,845	741	797,088	797,829
Consumer	—	8,572	8,572	—	493,206	493,206
Total	$20,413	$102,153	$122,566	$80,385	$11,988,260	$12,068,645

The following tables show the amortized cost basis as of March 31, 2024 and March 31, 2023, of the loans modified during the three months ended March 31, 2024 and March 31, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
For the Three Months Ended March 31, 2024	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$267	0.01%	$—	—%
Real estate construction	739	0.07	—	—
Total	$1,006	0.01%	$—	—%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments
For the Three Months Ended March 31, 2023	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$3,682	0.11%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.22
Real estate construction	1,498	0.06	—	—
Residential real estate	762	0.01	—	—
Total	$5,942	0.05%	$5,043	0.22%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty in the three months ending March 31, 2024 and March 31, 2023.

For the Three Months Ended March 31, 2024	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	6	0
Real estate construction	4	0

For the Three Months Ended March 31, 2023	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)
Commercial and industrial	10	0
Owner occupied commercial real estate	0	12
Real estate construction	6	0
Residential real estate	12	0

At March 31, 2024, there were no unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2024, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the three months ended March 31, 2024 and March 31, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
March 31, 2024
Commercial and industrial	$—	$—	$—	$—	$267	$—
Real estate construction	—	—	—	—	739	—
Total	$—	$—	$—	$—	$1,006	$—

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
March 31, 2023
Commercial and industrial	$—	$—	$—	$—	$3,682	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,498
Residential real estate	—	—	—	—	—	762
Total	$—	$—	$—	$—	$8,725	$2,260

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay these loans make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity, capital, and the resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of March 31, 2024, and December 31, 2023.

The following table shows the risk category of loans by loan category, year of origination and charge-offs as of March 31, 2024, in thousands:

As of March 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total
Commercial and industrial
Pass	$85,028	$592,529	$710,480	$286,818	$163,724	$374,702	$1,122,778	$3,336,059
Watch	13,514	20,205	16,882	12,357	1,657	3,862	31,468	99,945
Substandard	267	18,289	20,161	3,011	5,439	11,091	50,789	109,047
Commercial and industrial total	$98,809	$631,023	$747,523	$302,186	$170,820	$389,655	$1,205,035	$3,545,051
Commercial and industrial charge-offs	$—	$8	$766	$50	$511	$26	$936	$2,297

As of March 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total

PPP
Pass	$—	$—	$—	$1,877	$41	$—	$—	$1,918
Watch	—	—	—	254	—	—	—	254
Substandard	—	—	—	—	—	—	—	—
PPP total	$—	$—	$—	$2,131	$41	$—	$—	$2,172
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied commercial real estate
Pass	$83,691	$406,814	$532,653	$728,430	$209,476	$413,348	$43,734	$2,418,146
Watch	—	3,924	30,954	8,071	3,802	12,888	—	59,639
Substandard	—	23,469	13,465	2,256	20,279	7,779	—	67,248
Owner occupied commercial real estate total	$83,691	$434,207	$577,072	$738,757	$233,557	$434,015	$43,734	$2,545,033
Owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Non-owner occupied commercial real estate
Pass	$14,376	$459,002	$661,486	$423,897	$184,310	$465,008	$16,824	$2,224,903
Watch	4,917	66,454	34,504	4,320	3,987	91,904	5,122	211,208
Substandard	—	5,043	—	8,648	—	45,266	—	58,957
Non-owner occupied commercial real estate total	$19,293	$530,499	$695,990	$436,865	$188,297	$602,178	$21,946	$2,495,068
Non-owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Real estate construction
Pass	$12,901	$308,707	$410,479	$121,769	$7,877	$11,397	$7,544	$880,674
Watch	—	708	70,775	51,157	107	—	—	122,747
Substandard	—	9,006	28,989	—	—	81	86	38,162
Real estate construction total	$12,901	$318,421	$510,243	$172,926	$7,984	$11,478	$7,630	$1,041,583
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$17,192	$121,110	$182,587	$103,742	$54,124	$62,884	$220,613	$762,252
Watch	340	3,738	1,546	744	723	49	2,444	9,584
Substandard	—	160	22,825	1,506	4	12,698	847	38,040
Agricultural and agricultural real estate total	$17,532	$125,008	$206,958	$105,992	$54,851	$75,631	$223,904	$809,876
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$—	$—	$167	$100	$267

Residential real estate
Pass	$13,804	$65,266	$167,944	$223,447	$70,074	$183,684	$17,444	$741,663
Watch	3	176	146	935	686	3,704	252	5,902
Substandard	—	727	145	3,358	427	3,799	—	8,456
Residential real estate total	$13,807	$66,169	$168,235	$227,740	$71,187	$191,187	$17,696	$756,021
Residential real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$8,163	$40,081	$53,661	$31,283	$4,008	$7,704	$295,533	$440,433
Watch	—	749	175	94	612	962	2,528	5,120
Substandard	191	91	202	403	1,117	1,331	949	4,284
Consumer total	$8,354	$40,921	$54,038	$31,780	$5,737	$9,997	$299,010	$449,837
Consumer charge-offs	$—	$30	$76	$44	$10	$29	$1,340	$1,529

As of March 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total

Total Pass	$235,155	$1,993,509	$2,719,290	$1,921,263	$693,634	$1,518,727	$1,724,470	$10,806,048
Total Watch	18,774	95,954	154,982	77,932	11,574	113,369	41,814	514,399
Total Substandard	458	56,785	85,787	19,182	27,266	82,045	52,671	324,194
Total Loans	$254,387	$2,146,248	$2,960,059	$2,018,377	$732,474	$1,714,141	$1,818,955	$11,644,641

Total charge-offs	$—	$38	$842	$94	$521	$222	$2,376	$4,093

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2023, in thousands.

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$608,030	$779,218	$333,900	$187,406	$78,455	$327,775	$1,159,397	$3,474,181
Watch	20,694	19,788	257	3,631	2,398	2,953	28,749	78,470
Substandard	20,171	12,658	2,636	5,447	18,535	7,489	32,460	99,396
Commercial and industrial total	$648,895	$811,664	$336,793	$196,484	$99,388	$338,217	$1,220,606	$3,652,047
Commercial and industrial charge-offs	245	794	680	1,425	563	1,949	2,966	8,622

PPP
Pass	$—	$—	$2,591	$50	$—	$—	$—	$2,641
Watch	—	—	89	—	—	—	—	89
Substandard	—	—	47	—	—	—	—	47
PPP total	$—	$—	$2,727	$50	$—	$—	$—	$2,777
PPP charge-offs	—	—	—	—	—	—	—	—

Owner occupied commercial real estate
Pass	$443,683	$547,898	$799,978	$225,257	$225,405	$224,608	$41,072	$2,507,901
Watch	8,052	25,947	13,114	2,662	8,115	7,553	—	65,443
Substandard	31,904	10,489	2,268	11,609	6,390	2,171	—	64,831
Owner occupied commercial real estate total	$483,639	$584,334	$815,360	$239,528	$239,910	$234,332	$41,072	$2,638,175
Owner occupied commercial real estate charge-offs	—	802	—	5	—	63	—	870

Non-owner occupied commercial real estate
Pass	$480,683	$656,824	$423,420	$203,330	$262,541	$251,499	$26,978	$2,305,275
Watch	71,400	34,651	8,237	3,834	27,345	57,083	—	202,550
Substandard	5,043	952	1,391	—	4,238	34,262	—	45,886
Non-owner occupied commercial real estate total	$557,126	$692,427	$433,048	$207,164	$294,124	$342,844	$26,978	$2,553,711
Non-owner occupied commercial real estate charge-offs	—	52	—	29	399	147	—	627

Real estate construction
Pass	$283,519	$468,646	$176,604	$9,889	$11,048	$3,405	$6,486	$959,597
Watch	629	33,220	9,418	72	—	65	—	43,404
Substandard	—	8,522	—	107	—	—	86	8,715

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Real estate construction total	$284,148	$510,388	$186,022	$10,068	$11,048	$3,470	$6,572	$1,011,716
Real estate construction charge-offs	284	—	—	32	—	—	—	316

Agricultural and agricultural real estate
Pass	$152,665	$208,375	$114,798	$67,006	$28,247	$43,663	$260,941	$875,695
Watch	2,245	16,257	293	622	70	349	427	20,263
Substandard	12	7,616	1,649	4	855	12,591	499	23,226
Agricultural and agricultural real estate total	$154,922	$232,248	$116,740	$67,632	$29,172	$56,603	$261,867	$919,184
Agricultural and agricultural real estate charge-offs	—	—	—	9	—	1	5,309	5,319

Residential real estate
Pass	$71,470	$177,564	$241,362	$73,029	$42,526	$155,899	$19,534	$781,384
Watch	171	973	945	659	158	4,845	—	7,751
Substandard	741	150	3,400	464	290	3,649	—	8,694
Residential real estate total	$72,382	$178,687	$245,707	$74,152	$42,974	$164,393	$19,534	$797,829
Residential real estate charge-offs	—	59	124	—	—	—	—	183

Consumer
Pass	$45,595	$62,900	$35,459	$7,731	$3,663	$6,109	$324,218	$485,675
Watch	730	84	694	21	41	644	2,060	4,274
Substandard	80	308	401	75	159	1,769	465	3,257
Consumer total	$46,405	$63,292	$36,554	$7,827	$3,863	$8,522	$326,743	$493,206
Consumer charge-offs	2	246	154	27	19	112	3,117	3,677

Total Pass	$2,085,645	$2,901,425	$2,128,112	$773,698	$651,885	$1,012,958	$1,838,626	$11,392,349
Total Watch	103,921	130,920	33,047	11,501	38,127	73,492	31,236	422,244
Total Substandard	57,951	40,695	11,792	17,706	30,467	61,931	33,510	254,052
Total Loans	$2,247,517	$3,073,040	$2,172,951	$802,905	$720,479	$1,148,381	$1,903,372	$12,068,645

Total charge-offs	$531	$1,953	$958	$1,527	$981	$2,272	$11,392	$19,614

Included in the nonpass loans at March 31, 2024, and December 31, 2023, were $254,000 and $136,000, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration.

Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

As of March 31, 2024, HTLF had $189,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at March 31, 2024, and December 31, 2023, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
March 31, 2024
Commercial and industrial	$6,540	$512	$437	$7,489	$3,490,499	$47,063	$3,545,051
PPP	—	—	—	—	2,172	—	2,172
Owner occupied commercial real estate	1,969	74	—	2,043	2,511,873	31,117	2,545,033
Non-owner occupied commercial real estate	—	—	—	—	2,495,068	—	2,495,068
Real estate construction	3,931	19,968	—	23,899	1,016,781	903	1,041,583
Agricultural and agricultural real estate	382	—	12	394	800,038	9,444	809,876
Residential real estate	818	53	103	974	750,166	4,881	756,021
Consumer	855	818	59	1,732	446,713	1,392	449,837
Total loans receivable held to maturity	$14,495	$21,425	$611	$36,531	$11,513,310	$94,800	$11,644,641
December 31, 2023
Commercial and industrial	$1,738	$126	$2,203	$4,067	$3,601,165	$46,815	$3,652,047
PPP	94	53	—	147	2,630	—	2,777
Owner occupied commercial real estate	205	2,664	74	2,943	2,603,640	31,592	2,638,175
Non-owner occupied commercial real estate	875	—	—	875	2,552,469	367	2,553,711
Real estate construction	332	—	—	332	1,010,601	783	1,011,716
Agricultural and agricultural real estate	121	—	12	133	909,841	9,210	919,184
Residential real estate	2,082	273	21	2,376	790,367	5,086	797,829
Consumer	2,257	150	197	2,604	489,029	1,573	493,206
Total loans receivable held to maturity	$7,704	$3,266	$2,507	$13,477	$11,959,742	$95,426	$12,068,645

Loans delinquent 30 to 89 days as a percent of total loans were 0.31% at March 31, 2024, compared to 0.09% at December 31, 2023.

HTLF recognized $0 of interest income on nonaccrual loans during the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024, and December 31, 2023, HTLF had $51.1 million and $52.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three months ended March 31, 2024, and March 31, 2023, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2023	$40,679	$17,156	$17,249	$28,773	$4,292	$5,845	$8,572	$122,566
Charge-offs	(2,297)	—	—	—	(267)	—	(1,529)	(4,093)
Recoveries	562	—	—	—	—	35	1,196	1,793
Provision (benefit)	2,161	(2,761)	(1,479)	6,152	1,083	(725)	(763)	3,668
Balance at March 31, 2024	$41,105	$14,395	$15,770	$34,925	$5,108	$5,155	$7,476	$123,934

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(1,451)	(14)	—	—	—	—	(686)	(2,151)
Recoveries	1,722	112	—	17	10	19	1,311	3,191
Provision (benefit)	2,481	105	523	123	(98)	(166)	(784)	2,184
Balance at March 31, 2023	$31,823	$14,151	$17,062	$30,138	$2,546	$7,564	$9,423	$112,707

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio. The provision expense in the three months ended March 31, 2024 was impacted by $2.0 million for the transfer of $352.7 million of Rocky Mountain Bank loans to the held for sale category.

Changes in the allowance for credit losses for unfunded commitments for the three months ended March 31, 2024, and March 31, 2023, were as follows:

For the Three Months Ended September 30,

	For the Three Months Ended March 31,
	2024	2023
Balance at December 31,	$16,468	$20,196
Provision (benefit)	(2,682)	890
Balance at March 31,	$13,786	$21,086

NOTE 5: GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both March 31, 2024, and December 31, 2023. HTLF conducts an annual internal assessment of the goodwill both at the consolidated level and at the reporting unit level as of September 30, as well as when required due to triggering events related to the uncertainty of the value of the goodwill on HTLF's balance sheet. HTLF conducted its annual internal assessment of the goodwill at HTLF or HTLF's reporting units as of September 30. There was no goodwill impairment as of the most recent assessment.

The gross carrying amount of other intangible assets consisted of core deposit intangibles and the associated accumulated amortization at March 31, 2024, and December 31, 2023, are presented in the table below, in thousands:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$84,262	$16,923	$101,185	$82,770	$18,415
Total	$101,185	$84,262	$16,923	$101,185	$82,770	$18,415

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Nine months ending December 31, 2024	$4,099
Year ending December 31,
2025	4,700
2026	3,533
2027	2,601
2028	1,287
2029	466
Thereafter	237
Total	$16,923

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

HTLF uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors, and collars. HTLF's current strategy includes the use of interest rate swaps as well as back-to-back loan swaps to assist customers in managing their interest rate risk while executing offsetting interest rate swaps with dealer counterparties.

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts with counterparties that meet HTLF’s credit standards, and the contracts contain collateral provisions protecting the at-risk party. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $590,000 of collateral at March 31, 2024, compared to $27.7 million as of December 31, 2023, related to derivative financial instruments. HTLF's counterparties were required to pledge $93.6 million at March 31, 2024, compared to $44.8 million at December 31, 2023.

HTLF's derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 7, "Fair Value," for additional fair value information and disclosures.

Cash Flow Hedges
In 2021, one interest rate swap terminated, and the debt was converted to variable rate subordinated debentures. HTLF recognized all remaining cash payments related to the terminated derivatives in the first quarter of 2024 and reclassified the remaining cash payments from accumulated other comprehensive income (loss) to interest expense.

In the first quarter of 2023, HTLF terminated its interest rate swap agreement, which effectively converted $500.0 million of variable rate loans to fixed rate loans. For the next twelve months, HTLF estimates cash payments and reclassification from accumulated other comprehensive income (loss) to interest income will total $982,000.

HTLF had no derivative instruments designated as cash flow hedges at March 31, 2024.

The table below identifies the gains and losses recognized on HTLF's terminated derivative instruments designated as cash flow hedges for the three months ended March 31, 2024, and March 31, 2023, in thousands:

	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended March 31, 2024
Interest rate swap	$—	Interest income	$(35)
Three Months Ended March 31, 2023
Interest rate swap	$1,952	Interest income	$591

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

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps as of March 31, 2024 and December 31, 2023, in thousands:

	Fair Value	Balance Sheet Category
March 31, 2024
Interest rate swaps-loans receivable held to maturity	$13,901	Other assets
Interest rate swaps-securities carried at fair value	42,972	Other assets
Interest rate swaps-loans receivable held to maturity	5,946	Other liabilities
December 31, 2023
Interest rate swaps-loans receivable held to maturity	$5,027	Other assets
Interest rate swaps-securities carried at fair value	23,182	Other assets
Interest rate swaps-loans receivable held to maturity	27,554	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as fair value hedge accounting relationships at March 31, 2024, and December 31, 2023, in thousands:

	Location in the consolidated balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
March 31, 2024
Interest rate swap	Loans receivable held to maturity	$2,494,674	$(5,885)
Interest rate swap	Securities carried at fair value	756,035	(40,827)
December 31, 2023
Interest rate swap	Loans receivable held to maturity	$2,525,261	$24,652
Interest rate swap	Securities carried at fair value	$786,716	$(20,979)

The table below identifies the net impact to interest income recognized on HTLF's fair value hedges specific to the fair value remeasurements and the income statement classification where it is recorded in comparison to the total amount of interest income presented on the consolidated statements of income for the three months ended March 31, 2024, and March 31, 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Gain (loss) recognized in interest income and fees on loans	$8	$1
Total amount of interest and fees on loans	195,661	153,843
Gain (loss) recognized in interest income on securities-taxable	(303)	—
Total amount of interest on securities-taxable	47,014	55,976

The table below identifies the effect of fair value hedge accounting on the consolidated statements of income, in thousands:

	Three Months Ended March 31,
	2024	2023
Hedged item (loans receivable held to maturity)	$(30,529)	$16
Hedged item (securities carried at fair value)	(20,151)	—
Derivatives designated as hedging instruments on loans receivable held to maturity	30,537	(15)
Derivatives designated as hedging instruments on securities carried at fair value	19,848	—

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at March 31, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2024
Embedded derivatives	$2,344	$70	Other assets
December 31, 2023
Embedded derivatives	$2,391	$61	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three months ended March 31, 2024, and March 31, 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Gain (loss) recognized in other noninterest income on embedded derivatives	$9	$(37)

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2024, and March 31, 2023, no gain or loss was recognized. HTLF recognized $891,000 in fee income related to executing back-to-back loan swaps for customers for the three months ended March 31, 2024, compared to $2.0 million and for the three months ended March 31, 2023.

The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2024
Customer interest rate swaps	$1,744,314	$63,517	Other assets
Customer interest rate swaps	1,744,314	(63,517)	Other liabilities
December 31, 2023
Customer interest rate swaps	$1,672,729	$56,634	Other assets
Customer interest rate swaps	1,672,729	(56,634)	Other liabilities

Other Free Standing Derivatives
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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at March 31, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2024
Undesignated interest rate swaps	2,344	(70)	Other liabilities
December 31, 2023
Undesignated interest rate swaps	2,391	(61)	Other liabilities

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. As of the balance sheet dates presented above there were no interest rate lock commitments or forward commitments. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three months ended March 31, 2024, and March 31, 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Interest rate lock commitments (mortgage)	$—	$410
Forward commitments	—	272
Undesignated interest rate swaps	9	37

NOTE 7: FAIR VALUE

HTLF utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities carried at fair value, which include available for sale, trading securities and equity securities with a readily determinable fair value, and derivatives are recorded in the consolidated balance sheets at fair value on a recurring basis. Additionally, from time to time, HTLF may be required to record at fair value other assets on a nonrecurring basis such as loans held for sale, loans held to maturity and certain other assets including, but not limited to, commercial servicing rights and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or fair value accounting or write-downs of individual assets.

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

Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value on an aggregate basis. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, HTLF classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2. As of March 31, 2024, loans held for sale includes $352.7 million related to the Rocky Mountain Bank division. HTLF Bank signed definitive agreements in February of 2024 to sell all nine Rocky Mountain Bank branches in Montana.

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

Premises, Furniture and Equipment Held for Sale
HTLF considers third party appraisals less estimated disposal costs, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties held for sale. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. HTLF periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are classified as nonrecurring Level 3 in the fair value hierarchy. As of March 31, 2024, premises, furniture and equipment held for sale includes $13.2 million related to the Rocky Mountain Bank division. HTLF Bank signed definitive agreements in February of 2024 to sell all nine Rocky Mountain Bank branches in Montana. The properties will transfer upon completion of the sales transactions.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2024, and December 31, 2023, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024, and December 31, 2023, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Securities available for sale
U.S. treasuries	$32,222	$32,222	$—	$—
U.S. agencies	13,892	—	13,892	—
Obligations of states and political subdivisions	727,491	—	727,491	—
Mortgage-backed securities - agency	1,359,541	—	1,359,541	—
Mortgage-backed securities - non-agency	1,457,798	—	1,457,798	—
Commercial mortgage-backed securities - agency	64,074	—	64,074	—
Commercial mortgage-backed securities - non-agency	426,094	—	426,094	—
Asset-backed securities	197,108	—	197,108	—
Corporate bonds	118,701	—	118,701	—
Equity securities with a readily determinable fair value	21,301	—	21,301	—
Derivative financial instruments(1)	120,460	—	120,460	—
Total assets at fair value	$4,538,682	$32,222	$4,506,460	$—
Liabilities
Derivative financial instruments(2)	$69,533	$—	$69,533	$—
Total liabilities at fair value	$69,533	$—	$69,533	$—
December 31, 2023
Assets
Securities available for sale
U.S. treasuries	$32,118	$32,118	$—	$—
U.S. agencies	14,530	—	14,530	—
Obligations of states and political subdivisions	741,245	—	741,245	—
Mortgage-backed securities - agency	1,393,629	—	1,393,629	—
Mortgage-backed securities - non-agency	1,529,128	—	1,529,128	—
Commercial mortgage-backed securities - agency	64,788	—	64,788	—
Commercial mortgage-backed securities - non-agency	514,858	—	514,858	—
Asset-backed securities	217,370	—	217,370	—
Corporate bonds	118,169	—	118,169	—
Equity securities with a readily determinable fair value	21,056	—	21,056	—
Derivative financial instruments(1)	84,904	—	84,904	—
Total assets at fair value	$4,731,795	$32,118	$4,699,677	$—
Liabilities
Derivative financial instruments(2)	$84,249	$—	$84,249	$—
Total liabilities at fair value	$84,249	$—	$84,249	$—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis as of March 31, 2024, and December 31, 2023, in thousands:

	Fair Value Measurements at March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$22,292	$—	$—	$22,292	$—
Owner occupied commercial real estate	30,089	—	—	30,089	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	642	—	—	642	—
Agricultural and agricultural real estate	4,664	—	—	4,664	—
Residential real estate	727	—	—	727	—
Total collateral dependent individually assessed loans	$58,414	$—	$—	$58,414	$—
Loans held for sale	$352,744	$—	$352,744	$—	$—
Other real estate owned	2,590	—	—	2,590	539
Premises, furniture and equipment held for sale	16,064	—	—	16,064	7

	Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$23,422	$—	$—	$23,422	$554
Owner occupied commercial real estate	30,400	—	—	30,400	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	642	—	—	642	—
Agricultural and agricultural real estate	4,768	—	—	4,768	5,309
Residential real estate	741	—	—	741	—
Total collateral dependent individually assessed loans	$59,973	$—	$—	$59,973	$5,863
Loans held for sale	$5,071	$—	$5,071	$—	$—
Other real estate owned	12,548	—	—	12,548	2,967
Premises, furniture and equipment held for sale	4,069	—	—	4,069	2,786

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 3/31/2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	2,590	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Premises, furniture and equipment held for sale	16,064	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Collateral dependent individually assessed loans:
Commercial	22,292	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-12%(2)
Owner occupied commercial real estate	30,089	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-20%(2)
Non-owner occupied commercial real estate	—	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	642	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	4,664	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Residential real estate	727	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)

(1) Third party appraisals are obtained and updated at least annually to establish the value of the underlying asset, but the disclosure of the unobservable inputs used by the appraisers would not be meaningful because the range will vary widely from appraisal to appraisal.
(2) Discounts applied to the appraised values primarily include estimated sales costs, but also consider the age of the appraisal, changes in local market conditions and changes in the current condition of the collateral.

	Fair Value at 12/31/2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	2,590	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Premises, furniture and equipment held for sale	16,064	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Collateral dependent individually assessed loans:
Commercial and industrial	23,422	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-12%(2)
Owner occupied commercial real estate	30,400	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-20%(2)
Non-owner occupied commercial real estate	—	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	642	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	4,768	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-15%(2)
Residential real estate	741	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)

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

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of March 31, 2024, and December 31, 2023, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at March 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$444,366	$444,366	$444,366	$—	$—
Time deposits in other financial institutions	1,240	1,240	1,240	—	—
Securities:
Carried at fair value	4,418,222	4,418,222	32,222	4,386,000	—
Held to maturity	841,055	813,752	—	813,752	—
Other investments	68,524	68,524	—	68,524	—
Loans held for sale	352,744	352,744	—	352,744	—
Loans, net:
Commercial and industrial	3,503,946	3,301,416	—	3,279,124	22,292
PPP	2,172	2,172	—	2,172	—
Owner occupied commercial real estate	2,530,638	2,356,849	—	2,326,760	30,089
Non-owner occupied commercial real estate	2,479,298	2,350,454	—	2,350,454	—
Real estate construction	1,006,658	1,002,602	—	1,001,960	642
Agricultural and agricultural real estate	804,768	734,698	—	730,034	4,664
Residential real estate	750,866	654,298	—	653,571	727
Consumer	442,361	424,618	—	424,618	—
Total Loans, net	11,520,707	10,827,107	—	10,768,693	58,414
Cash surrender value on life insurance	197,671	197,671	—	197,671	—
Derivative financial instruments(1)	120,460	120,460	—	120,460	—
Financial liabilities:
Deposits
Demand deposits	4,264,390	4,264,390	—	4,264,390	—
Savings deposits	8,669,221	8,669,221	—	8,669,221	—
Time deposits	2,368,555	2,368,555	—	2,368,555	—
Deposits held for sale	596,328	631,274	—	631,274	—
Borrowings	650,033	650,033	—	650,033	—
Term Debt	372,652	374,240	—	374,240	—
Derivative financial instruments(2)	69,533	69,533	—	69,533	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and undesignated interest rate swaps.

			Fair Value Measurements at December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$323,013	$323,013	$323,013	$—	$—
Time deposits in other financial institutions	1,240	1,240	1,240	—	—
Securities:
Carried at fair value	4,646,891	4,646,891	32,118	4,614,773	—
Held to maturity	838,241	816,399	—	816,399	—
Other investments	91,277	91,277	—	91,277	—
Loans held for sale	5,071	5,071	—	5,071	—
Loans, net:
Commercial and industrial	3,611,368	3,396,628	—	3,373,206	23,422
PPP	2,777	2,777	—	2,777	—
Owner occupied commercial real estate	2,621,019	2,444,540	—	2,414,140	30,400
Non-owner occupied commercial real estate	2,536,462	2,393,931	—	2,393,931	—
Real estate construction	982,943	979,105	—	978,463	642
Agricultural and agricultural real estate	914,892	839,572	—	834,804	4,768
Residential real estate	791,984	687,428	—	686,687	741
Consumer	484,634	465,686	—	465,686	—
Total Loans, net	11,946,079	11,209,667	—	11,149,694	59,973
Cash surrender value on life insurance	197,085	197,085	—	197,085	—
Derivative financial instruments(1)	84,904	84,904	—	84,904	—
Financial liabilities:
Deposits
Demand deposits	4,500,304	4,500,304	—	4,500,304	—
Savings deposits	8,805,597	8,805,597	—	8,805,597	—
Time deposits	2,895,813	2,895,813	—	2,895,813	—
Borrowings	622,255	622,255	—	622,255	—
Term Debt	372,396	374,017	—	374,017	—
Derivative financial instruments(2)	84,249	84,249	—	84,249	—

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

NOTE 8: STOCK COMPENSATION

Under its 2020 Long-Term Incentive Plan (the "Plan"), HTLF's Compensation and Human Capital Committee, (the "Compensation Committee"), may grant non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards. The Plan authorized 1,460,000 shares of common stock for issuance, of which 474,721 shares of common stock were available as of March 31, 2024, for issuance of future awards to employees and directors of, and service providers to, HTLF or its subsidiaries.

The cost of each award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. Forfeitures are accounted for as they occur.

HTLF's income tax expense included $418,000 of tax expense during the three months ended March 31, 2024, and a tax benefit of $46,000 during the three months ended March 31, 2023, related to the exercise, vesting and forfeiture of equity-based awards.

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

The time-based RSUs also vest upon death, disability, a "qualified retirement" (as defined in the RSU agreement), or upon certain terminations of employment following a change in control, and the three-year performance-based RSUs may also vest to the extent that they are earned upon those same conditions.

All of HTLF's RSUs will be settled in common stock upon vesting. Most RSUs granted after March 2023 accrue dividend equivalents, which are paid in cash without interest only upon vesting. Dividend equivalents with respect to RSUs forfeited are also forfeited. RSUs granted prior to March 2023 are not entitled to dividend equivalents.

A summary of the RSUs outstanding as of March 31, 2024, and March 31, 2023, and changes during the three months ended March 31, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	466,105	$47.22	424,086	$46.15
Granted	307,374	33.09	198,562	50.75
Vested	(130,524)	50.28	(125,870)	42.15
Forfeited	(32,624)	51.68	(21,338)	42.40
Outstanding at March 31,	610,331	$39.21	475,440	$49.30

Total compensation costs recorded for RSUs were $3.6 million and $4.3 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were $14.6 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2027.

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

A summary of the status of stock options as of March 31, 2024, and March 31, 2023, and changes during the three months ended March 31, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding January 1,	58,066	$48.79	64,518	$48.79
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,161)	48.79	(3,226)	48.79
Outstanding at March 31,	52,905	48.79	61,292	48.79
Options exercisable at March 31,	13,224	$48.79	—	$—

At March 31, 2024, the options had a weighted average remaining contractual life of 8.67 years. The intrinsic value of the vested options as of March 31, 2024 was $0. The intrinsic value of the options exercised during the three months ended March 31, 2024, was $0. The total fair value of the options that vested during the three months ended March 31, 2024, was $0. Total compensation costs recorded for stock options during the three months ended March 31, 2024 and 2023 were 49,000 and 69,000, respectively. As of March 31, 2024, there were $381,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2023:
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
•Risks related to the Merger, the fluctuation of the market value of the merger consideration, risks related to combining our businesses, including expenses related to the Merger and integration of the combined entity, risks that the Merger may not occur, and the risk of litigation related to the Merger;
•Operational Risks, including processing, information systems, cybersecurity, vendor, business interruption, and fraud risks;
•Strategic and External Risks, including economic, political, and competitive forces impacting our business; and
•Legal, Compliance and Reputational Risks, including regulatory and litigation risks.

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2023. See also the Safe Harbor Statement above and the updated Risk Factors below:

Because the market price of UMB common stock may fluctuate, holders of our common stock cannot be certain of the market value of the merger consideration they will receive in the Merger.

Upon completion of the Merger, each share of our common stock issued and outstanding immediately prior to closing (other than certain shares held by us or UMB) will be converted into the right to receive 0.5500 shares of UMB common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either UMB common stock or our common stock. Changes in the price of UMB common stock prior to the Merger will affect the value that holders of our common stock will receive in the Merger. We and UMB are not permitted to terminate the Merger Agreement as a result, in and of itself, of any increase or decrease in the market price of UMB common stock or our common stock.

There will be a time lapse between the date of this Quarterly Report on Form 10-Q, the date on which our stockholders vote to approve the Merger Agreement at the special meeting and the date on which our stockholders entitled to receive shares of UMB common stock actually receive such shares. The market value of UMB common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in UMB’s or our business, operations and prospects and the impact that any of the foregoing may have on UMB, us or the customers or other constituencies of UMB or us, many of which factors are beyond UMB’s or our control. Therefore, at the time our stockholders must decide whether to approve the Merger Agreement, they will not know the market value of the consideration to be received by holders of our common stock at closing. You should obtain current market quotations for shares of UMB common stock and for shares of our common stock.

Combining our company and UMB may be more difficult, costly or time consuming than expected and we and UMB may fail to successfully integrate the two businesses or to realize the anticipated benefits of the acquisition.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from integrating our business with that of UMB. This integration will depend substantially on our and UMB’s ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with that of UMB without encountering difficulties that could adversely affect the ability to maintain relationships with existing clients, customers, depositors and employees, such as:

•the loss of key employees;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•additional costs or unexpected problems with operations, personnel, technology and credit;
•inconsistencies in standards, controls, procedures and policies; and/or
•problems with the assimilation of new operations, systems, sites or personnel, which could divert resources from regular banking operations.

Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of our business and that of UMB.

We and UMB have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on the Merger resulting in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the integration of our business and that of UMB is completed in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of UMB common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect the combined company’s business, financial condition and operating results. Those integration matters could have an adverse effect on each of us and UMB for an undetermined period after completion of the Merger on the combined company.

We and UMB have, and the combined company following the Merger will, incur significant transaction and Merger-related costs in connection with the transactions contemplated by the Merger Agreement.

We and UMB have incurred and expect to incur significant non-recurring costs associated with combining our operations with those of UMB. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employment-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Additional unanticipated costs may be incurred in the integration of our business with the business of UMB, and there are many factors beyond our or UMB’s control that could affect the total amount or timing of integration costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Whether or not the Merger is consummated, we, UMB and the combined company will incur substantial expenses in pursuing the Merger and may adversely impact our and the combined company’s earnings. Completion of the transactions contemplated by the Merger Agreement will be conditioned upon customary closing conditions, including the receipt of required governmental authorizations, consents, orders and approvals, including approval by certain federal banking regulators. We and UMB intend to pursue all required approvals in accordance with the Merger Agreement. However, there can be no assurance that such approvals will be obtained without additional cost, on the anticipated timeframe, or at all.

Regulatory approvals for the Merger may not be received, may take longer than expected or may impose conditions that are not currently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals, governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the transactions contemplated by the Merger Agreement.

Despite our and UMB’s commitments to use our reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required under the terms of the Merger Agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed Merger (measured on a scale relative to us and our subsidiaries, taken as a whole) (a "materially burdensome regulatory condition").

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. Such failure to complete the transactions contemplated by the Merger Agreement could cause our results to be adversely affected, our stock price to decline or have a material and adverse effect on our stock price and results of operations.

If the transactions contemplated by the Merger Agreement, including the Merger, are not completed for any reason, including as a result of our stockholders or UMB’s shareholders failing to approve the transactions contemplated by the Merger Agreement, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our respective customers and employees. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the Merger, are not completed. Moreover, we may be required to pay a termination fee of $70 million to UMB upon a termination of the Merger Agreement in certain circumstances. In addition, if the transactions contemplated by the Merger Agreement are not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because we have breached our obligations in a way that permits UMB to terminate the Merger Agreement, or for any other reason, our stock price may decline.

The market price for UMB’s common stock following the Merger may be affected by factors different from those that historically have affected or currently affect our common stock.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, holders of shares of our common stock will receive shares of UMB common stock. The combined company’s business and financial position will differ from our business and financial position before the completion of the Merger and, accordingly, the results of operations of the combined company will be affected by some factors that are different from those currently affecting our results of operations and those currently affecting our results of operations. Accordingly, the market price and performance of UMB’s common stock following the Merger is likely to be different from the performance of our common stock in the absence of the Merger.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our or UMB’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business.

In addition, while HTLF Bank is a Colorado state-chartered non-member bank subject to primary federal bank regulatory oversight by the Federal Deposit Insurance Corporation, UMB’s bank subsidiary, UMB Bank, National Association (“UMB Bank”) is, and the bank subsidiary of the combined company upon completion of the Bank Merger will be, a national bank subject to oversight by the Office of the Comptroller of the Currency (the “OCC”). The laws, regulations and regulatory guidance applicable to HTLF Bank and the bank subsidiary of the combined company will therefore differ in ways that may affect the operations of the combined company.

There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings or other benefits currently anticipated from the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we and UMB have agreed to operate our respective businesses in the ordinary course consistent with past practice in all material respects prior to closing, and we and UMB have agreed to agree not to take certain actions, which could cause us to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.

The shares of UMB common stock to be received by holders of our common stock as a result of the Merger will have different rights from the shares of our common stock.

Following the Merger, holders of our common stock will become holders of UMB common stock and their rights as shareholders of UMB common stock will be governed by Missouri law and the governing documents of the combined company. The rights associated with UMB common stock are different from the rights associated with our common stock.

Holders of our common stock will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management.

Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. When the Merger is completed, each holder of our common stock who receives shares of UMB common stock will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the holder’s percentage ownership of us. Based on the number of shares of UMB common stock and our common stock outstanding as of the close of business on April 26, 2024, and based on the number of shares of UMB common stock expected to be issued in the Merger, the former holders of our common stock, as a group, are estimated to own approximately thirty-one percent (31%) of the combined company immediately after closing. Additionally, five of the members of our Board of Directors will join the UMB Board of Directors at closing, which will be expanded to sixteen members. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on our management and policies.

Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect the business and operations of us and UMB.

We and UMB may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on our and UMB’s financial condition and results of operations and could prevent or delay the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, initiate, solicit, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the Merger Agreement has been terminated in accordance with its terms, approve or enter into any term sheet, letter of intent, commitment, memorandum of understanding, agreement in principle, acquisition agreement, Merger Agreement or other agreement in connection with or relating to any acquisition proposal.

The Merger Agreement further provides that, during the twelve (12)-month period following the termination of the Merger Agreement under specified circumstances, including the entry into a definitive agreement or consummation of a transaction with respect to an alternative acquisition proposal, we may be required to pay a termination fee of $70 million to UMB.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition.

The Merger will not be completed unless important conditions are satisfied or waived, including adoption of the Merger Agreement by our stockholders and approval of the issuance of UMB stock and amendment of the UMB articles pursuant to the Merger Agreement by UMB’s shareholders.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed and each of us and UMB may lose some or all of the intended benefits of the Merger. The following conditions must be satisfied or waived, if permissible, before we and UMB are obligated to complete the Merger: (1) (A) adoption of the Merger Agreement by our stockholders and (B) approval of the issuance of UMB stock and the amendment and the amendment of UMB’s articles pursuant to the Merger Agreement by UMB’s shareholders, (2) authorization for listing on the Nasdaq Global Select Market of the shares of UMB stock to be issued in the Merger, subject to official notice of issuance, (3) receipt of specified governmental consents and approvals, including from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency, and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of a materially burdensome regulatory condition, (4) effectiveness of the registration statement on Form S-4 for the shares of UMB stock to be issued in the Merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or the Bank Merger or making the completion of the Merger or the Bank Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from counsel to the effect that the first and second steps of the Merger, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances. Among other things, the estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes have the most effect on HTLF's reported financial position and results of operations are described as critical accounting policies in the company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the critical accounting estimates or the assumptions and judgments utilized in applying these estimates since December 31, 2023.

OVERVIEW

Heartland Financial USA, Inc. is a bank holding company operating under the brand name "HTLF". HTLF's independently branded banks (referred to herein collectively as the "Banks", "Bank Markets") serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Montana, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of March 31, 2024, HTLF operated under 11 local bank brands through a total of 116 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, capital markets fees, net securities gains/(losses), net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, FDIC insurance assessments, advertising, core deposit intangibles amortization, other real estate and loan collection expenses, (gains)/losses on sales/valuation of assets, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

Overview of First Quarter results as of March 31, 2024

HTLF reported the following results for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023:

•net income available to common stockholders of $49.7 million compared to $50.8 million, a decrease of $1.1 million or 2%,
•earnings per diluted common share of $1.16 compared to $1.19, a decrease of $0.03 or 3%,
•adjusted earnings available to common stockholders (non-GAAP)(1) of $52.4 million or $1.22 per diluted common share compared to $53.7 million of $1.26 per diluted common share,
•net interest income of $154.2 million compared to $152.2 million, an increase of $2.0 million or 1%,
•return on average assets was 1.08% compared to 1.06%,
•return on average common equity was 10.90% compared to 12.43%, and
•return on average tangible common equity (non-GAAP) was 16.49% compared to 20.03%.

For the first quarter of 2024, net interest margin was 3.52% (3.57% on a fully tax-equivalent basis, non-GAAP), which compares to 3.47% (3.52% on a fully tax-equivalent basis, non-GAAP) for the fourth quarter of 2023, and 3.36% (3.40% on a fully tax-equivalent basis, non-GAAP) for the first quarter of 2023.

The efficiency ratio was 62.46% (58.77% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) for the first quarter of 2024 compared to 60.94% (57.16% on an adjusted fully-tax equivalent basis, non-GAAP) for the same quarter of 2023.

Total assets were $19.13 billion at March 31, 2024, a decrease of $278.9 million or 1% since December 31, 2023. Securities represented 28% and 29% of total assets at March 31, 2024 and December 31, 2023, respectively. Total loans held to maturity were $11.64 billion at March 31, 2024, compared to $12.07 billion at December 31, 2023, a decrease of $424.0 million or 4%.

The total allowance for lending related credit losses was $137.7 million or 1.18% of total loans at March 31, 2024, compared to $139.0 million or 1.15% of total loans at December 31, 2023.

Total deposits were $15.30 billion as of March 31, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $899.5 million or 6%. As of March 31, 2024, 69% of HTLF's deposits were insured or collateralized.

Total equity was $1.98 billion at March 31, 2024, compared to $1.93 billion at December 31, 2023. Book value per common share was $43.66 at March 31, 2024, compared to $42.69 at year-end 2023. The unrealized loss on securities available for sale including the unrealized gain on the fair value security hedges, net of applicable taxes, was $447.4 million at March 31, 2024, compared to an unrealized loss of $453.7 million, net of applicable taxes, at December 31, 2023.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2024 Developments

Rocky Mountain Bank Sale
HTLF Bank has signed definitive agreements to sell all nine Rocky Mountain Bank branches in Montana along with all associated deposits and certain related assets to two purchasers. Per the terms of the agreements, six branches will be sold to Glacier Bank and three branches will be sold to Stockman Bank of Montana. Loans of $352.7 million, deposits of $596.3 million and fixed assets of $13.2 million have been moved to held for sale categories as of March 31, 2024. The transactions are expected to close early in the third quarter of this year with an estimated pre-tax premium of $30-$35 million based upon current deposit balances.

Subsequent Events

On April 28, 2024 (the “Signing Date”), HTLF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UMB Financial Corporation, a Missouri corporation (“UMB”) and Blue Sky Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of UMB (“Blue Sky Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Blue Sky Merger Sub will merge with and into HTLF (the “Merger”), with HTLF surviving the Merger as a wholly owned subsidiary of UMB (the “Surviving Entity”) and (ii) immediately following the effective time of the Merger (the “Effective Time”) and as part of a single, integrated transaction, the Surviving Entity will merge with and into UMB (the “Second Merger”, and together with the Merger, the “Mergers”), with UMB surviving the Second Merger (the “Surviving Corporation”). On the day immediately following the closing date of the Mergers, UMB will cause HTLF’s wholly owned banking subsidiary, HTLF Bank, to merge with and into UMB’s wholly owned banking subsidiary, UMB Bank, National Association (the “Bank Merger”), with UMB Bank, National Association continuing as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of HTLF and UMB.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock, par value $1.00 per share, of HTLF (“HTLF Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by UMB or HTLF, will be converted into the right to receive 0.55 shares (the “Exchange Ratio,” and such shares, the “Merger Consideration”) of common stock, $1.00 par value, of UMB (“UMB Common Stock”) and cash in lieu of fractional shares. At the Effective Time, each share of 7.00% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $1.00 per share of HTLF (the “HTLF Preferred Stock”), issued and outstanding immediately before the Effective Time will be converted into the right to receive one share of a newly created series of preferred stock of UMB (“UMB Preferred Stock”) with such rights, preferences, privileges and powers (including voting powers) as set forth in the Certificate of Designations attached as an exhibit to the Merger Agreement.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
STATEMENT OF INCOME DATA
Interest income	$251,722	$216,978
Interest expense	97,507	64,766
Net interest income	154,215	152,212
Provision for credit losses	986	3,074
Net interest income after provision for credit losses	153,229	149,138
Noninterest income	27,663	29,999
Noninterest expenses	113,595	111,043
Income taxes	15,590	15,318
Net income	51,707	52,776
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$49,694	$50,763

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.08%	1.06%
Annualized return on average common equity (GAAP)	10.90	12.43
Annualized return on average tangible common equity (non-GAAP)(1)	16.49	20.03
Annualized ratio of net charge-offs/(recoveries) to average loans	0.08	(0.04)
Annualized net interest margin (GAAP)	3.52	3.36
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.57	3.40
Efficiency ratio (GAAP)	62.46	60.94
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	58.77	57.16
Total noninterest expenses to average assets	2.37	2.24
Core noninterest expenses to average assets (non-GAAP)(1)	2.25	2.14

Dollars in thousands, expect per share data	As Of and For the Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
BALANCE SHEET DATA
Investments	$5,327,801	$5,576,409	$6,408,156	$6,705,005	$7,001,119
Loans held for sale	352,744	5,071	6,262	14,353	10,425
Loans receivable held to maturity	11,644,641	12,068,645	11,872,436	11,717,974	11,495,353
Allowance for credit losses	123,934	122,566	110,208	111,198	112,707
Total assets	19,132,827	19,411,707	20,129,793	20,224,716	20,182,544
Total deposits	15,302,166	16,201,714	17,100,993	17,663,543	17,681,346
Term debt	372,652	372,396	372,059	372,403	372,097
Common equity	1,868,128	1,822,412	1,714,825	1,748,285	1,718,700
COMMON SHARE DATA
Book value per common share (GAAP)	$43.66	$42.69	$40.20	$41.00	$40.38
Tangible book value per common share (non-GAAP)(1)	$29.81	$28.77	$26.23	$26.98	$26.30
ASC 320 effect on book value per common share	$(11.18)	$(11.00)	$(16.27)	$(14.04)	$(13.35)
Common shares outstanding, net of treasury stock	42,783,670	42,688,008	42,656,303	42,644,544	42,558,726
Tangible common equity ratio (non-GAAP)(1)	6.88%	6.53%	5.73%	5.86%	5.72%
Adjusted tangible common equity ratio (non-GAAP)(1)	9.07%	8.72%	8.73%	8.54%	8.37%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)
	As Of and For the Quarter Ended
	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,868,128	$1,822,412	$1,714,825	$1,748,285	$1,718,700
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	16,923	18,415	20,026	21,651	23,366
Tangible common stockholders' equity (non-GAAP)	$1,275,200	$1,227,992	$1,118,794	$1,150,629	$1,119,329

Common shares outstanding, net of treasury stock	42,783,670	42,688,008	42,656,303	42,644,544	42,558,726
Common stockholders' equity (book value) per share (GAAP)	$43.66	$42.69	$40.20	$41.00	$40.38
Tangible book value per common share (non-GAAP)	$29.81	$28.77	$26.23	$26.98	$26.30

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$1,275,200	$1,227,992	$1,118,794	$1,150,629	$1,119,329

Total assets (GAAP)	$19,132,827	$19,411,707	$20,129,793	$20,224,716	$20,182,544
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	16,923	18,415	20,026	21,651	23,366
Total tangible assets (non-GAAP)	$18,539,899	$18,817,287	$19,533,762	$19,627,060	$19,583,173
Tangible common equity ratio (non-GAAP)	6.88%	6.53%	5.73%	5.86%	5.72%

Reconciliation of Adjusted Tangible Common Equity Ratio (non-GAAP)
Tangible common equity (non-GAAP)	$1,275,200	$1,227,992	$1,118,794	$1,150,629	$1,119,329
Accumulated other comprehensive loss	446,193	452,517	642,838	575,240	566,919
Adjusted tangible common equity (non-GAAP)	$1,721,393	$1,680,509	$1,761,632	$1,725,869	$1,686,248

Total tangible assets (non-GAAP)	$18,539,899	$18,817,287	$19,533,762	$19,627,060	$19,583,173
Fair value adjustment for securities and derivatives, net of deferred taxes	446,193	452,517	642,838	575,240	566,919
Total adjusted tangible assets (non-GAAP)	$18,986,092	$19,269,804	$20,176,600	$20,202,300	$20,150,092
Adjusted tangible common equity ratio (non-GAAP)	9.07%	8.72%	8.73%	8.54%	8.37%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended March 31,
	2024	2023
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Net income available to common stockholders (GAAP)	$49,694	$50,763
Plus core deposit intangibles amortization, net of tax(2)	1,131	1,413
Adjusted net income available to common stockholders (non-GAAP)	$50,825	$52,176

Average common stockholders' equity (GAAP)	$1,832,959	$1,655,860
Less average goodwill	576,005	576,005
Less average other intangibles, net	17,641	24,238
Average tangible common equity (non-GAAP)	$1,239,313	$1,055,617
Annualized return on average common equity (GAAP)	10.90%	12.43%
Annualized return on average tangible common equity (non-GAAP)	16.49%	20.05%

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$154,215	$152,212
Plus tax-equivalent adjustment(1)	1,981	2,209
Net interest income, fully tax-equivalent (non-GAAP)	$156,196	$154,421

Average earning assets	$17,597,068	$18,392,649

Annualized net interest margin (GAAP)	3.52%	3.36%
Annualized net interest margin, fully tax-equivalent (non-GAAP)	3.57	3.40
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.02	0.02

Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$154,215	$152,212
Tax-equivalent adjustment(1)	1,981	2,209
Fully tax-equivalent net interest income	156,196	154,421
Noninterest income (GAAP)	27,663	29,999
Securities (gains)/losses, net	(58)	1,104
Unrealized (gain)/loss on equity securities, net	(95)	(193)
Valuation adjustment on servicing rights	—	—
Adjusted revenue (non-GAAP)	$183,706	$185,331

Total noninterest expenses (GAAP)	$113,595	$111,043
Less:
Core deposit intangibles amortization	1,492	1,788
Partnership investment in tax credit projects	494	538
(Gain)/loss on sales/valuation of assets, net	214	1,115
Acquisition, integration and restructuring costs	1,375	1,673
FDIC special assessment	2,049	—
Core expenses (non-GAAP)	$107,971	$105,929
Efficiency ratio (GAAP)	62.46%	60.94%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	58.77%	57.16%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Tax effect is calculated based on the respective periods' year-to-date effective tax rate excluding the impact of discrete items.

Non-GAAP Reconciliations (Dollars in thousands, except per share data)	For the Quarter Ended March 31,
	2024	2023
Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$113,595	$111,043
Core expenses (non-GAAP)	107,971	105,929

Average assets	$19,296,638	$20,118,005
Total noninterest expenses to average assets (GAAP)	2.37%	2.24%
Core expenses to average assets (non-GAAP)	2.25%	2.14%

Acquisition, integration and restructuring costs
Salaries and employee benefits	$168	$74
Professional fees	931	934
Advertising	—	122
Other noninterest expenses	276	543
Total acquisition, integration and restructuring costs	$1,375	$1,673
After tax impact on diluted earnings per common share(1)	$0.03	$0.03

Reconciliation of Adjusted Earnings
Net income/(loss)	$51,707	$52,776
(Gain) loss from sale of securities	(58)	1,104
(Gain) loss on sales/valuation of assets, net	214	1,115
Acquisition, integration and restructuring costs	1,375	1,673
FDIC special assessment	2,049	—
Total adjustments	3,580	3,892
Tax effect of adjustments(2)	(866)	(922)
Adjusted earnings	$54,421	$55,746

Preferred dividends	(2,013)	(2,013)
Adjusted earnings available to common stockholders	$52,408	$53,733

Plus core deposit intangibles amortization, net of tax(2)	1,131	1,364
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$53,539	$55,097

Reconciliation of Adjusted Annualized Return on Average Assets
Average assets	$19,296,638	$20,118,005
Adjusted annualized return on average assets (non-GAAP)	1.13%	1.12%

Reconciliation of Adjusted Annualized Return on Average Common Equity
Average common stockholders' equity (GAAP)	$1,832,959	$1,655,860
Adjusted annualized average common equity (non-GAAP)	11.50%	13.16%

Reconciliation of Adjusted Annualized Return on Average Tangible Common Equity
Average tangible common equity (non-GAAP)	$1,239,313	$1,055,617
Adjusted annualized average tangible common equity (non-GAAP)	17.38%	21.17%

Reconciliation of Adjusted Diluted Earnings Per Common Share
Weighted average shares outstanding-diluted	42,915,768	42,742,878
Adjusted diluted earnings per common share	$1.22	$1.26
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

For the Quarters ended March 31, 2024 and 2023
Net interest margin, expressed as a percentage of average earning assets, was 3.52% (3.57% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2024 compared to 3.36% (3.40% on a fully tax-equivalent basis, non-GAAP) during the first quarter of 2023. For both quarters ended March 31, 2024 and 2023, net interest margin included 2 basis points of net purchase accounting discount amortization. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing due to competition. Management anticipates utilizing cash flow from the investment portfolio to pay down wholesale deposits and short-term borrowings, which would positively impact net interest margin.

Total interest income and average earning asset changes for the first quarter of 2024 compared to the first quarter of 2023 were:
•Total interest income was $251.7 million compared to $217.0 million, an increase of $34.7 million or 16% and primarily attributable to an increase in yields on average earning assets.
•Total interest income on a tax-equivalent basis (non-GAAP) was $253.7 million, an increase of $34.5 million or 16% from $219.2 million.
•Average earning assets decreased $795.6 million or 4% to $17.60 billion compared to $18.39 billion.
•The average rate on earning assets increased 97 basis points to 5.80% compared to 4.83%, primarily due to recent interest rate increases.

Total interest expense and average interest bearing liability changes for the first quarter of 2024 compared to the first quarter of 2023 were:
•Total interest expense was $97.5 million, an increase of $32.7 million from $64.8 million, due to increases in the average interest rate paid and the average balance of interest bearing liabilities.
•The average interest rate paid on interest bearing liabilities increased 102 basis points to 3.11% from 2.09%.
•Average interest bearing deposits decreased $395.8 million or 3% to $11.59 billion from $11.99 billion, including a decrease of $312.4 million in wholesale and institutional deposits.
•The average interest rate paid on interest bearing deposits increased 100 basis points to 2.92% from 1.92%, primarily due to recent interest rate increases and increased competition for deposits.
•Average borrowings increased $421.3 million or 71% to $1.02 billion from $594.7 million, and the average interest rate paid on borrowings was 5.29% compared to 5.37%.

Net interest income changes for the first quarter of 2024 compared to the first quarter of 2023 were:
•Net interest income totaled $154.2 million compared to $152.2 million, an increase of $2.0 million or 1%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $156.2 million compared to $154.4 million, which was an increase of $1.8 million or 1%.

See "Analysis of Average Balances, Tax-Equivalent Yields and Rates" for additional information relating to net interest income on a fully tax-equivalent basis, which is not defined by GAAP.

HTLF attempts to manage its balance sheet to minimize the effect that a change in interest rates has on its net interest income. Management continues to work toward improving both its earning assets and funding mix through targeted organic growth strategies, which management believes will result in additional net interest income. In addition, management continually monitors the balance sheet position for opportunities to increase net interest income. HTLF models and reviews simulations using various improving and deteriorating interest rate scenarios to assist in monitoring its exposure to interest rate risk. Based on these simulations, HTLF management considers actions necessary to maintain a balanced and manageable interest rate posture. Item 3 of Part I of this Quarterly Report on Form 10-Q contains additional information about the results of the most recent net interest income simulations. Note Six to the consolidated financial statements included in this Quarterly Report on Form 10-Q contains a detailed discussion of the derivative instruments utilized to manage its interest rate risk.

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

ANALYSIS OF AVERAGE BALANCES, TAX EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,665,196	$47,014	4.05%	$5,119,970	$54,573	4.23%	$6,096,888	$55,976	3.72%
Nontaxable(1)	778,632	7,383	3.81	759,464	7,681	4.01	922,676	7,630	3.35
Total securities	5,443,828	54,397	4.02	5,879,434	62,254	4.20	7,019,564	63,606	3.67
Interest on deposits with other banks and short-term investments	253,189	3,006	4.78	146,027	2,174	5.91	105,400	1,131	4.35
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans:(2)
Commercial and industrial(1)	3,642,588	66,985	7.40	3,624,034	66,980	7.33	3,459,317	49,907	5.85
PPP loans	2,587	8	1.24	3,064	8	1.04	9,970	26	1.06
Owner occupied commercial real estate	2,609,773	35,517	5.47	2,436,234	31,714	5.16	2,289,002	26,769	4.74
Non-owner occupied commercial real estate	2,550,419	39,849	6.28	2,688,805	42,417	6.26	2,331,318	30,749	5.35
Real estate construction	1,061,843	20,849	7.90	1,035,010	20,200	7.74	1,099,026	18,131	6.69
Agricultural and agricultural real estate	878,621	13,756	6.30	844,353	13,069	6.14	835,648	11,353	5.51
Residential real estate	791,248	10,135	5.15	810,069	9,531	4.67	852,561	9,273	4.41
Consumer	484,851	9,201	7.63	496,703	9,597	7.67	501,236	8,242	6.67
Less: allowance for credit losses	(121,879)	—	—	(109,776)	—	—	(110,393)	—	—
Net loans	11,900,051	196,300	6.63	11,828,496	193,516	6.49	11,267,685	154,450	5.56
Total earning assets	17,597,068	253,703	5.80%	17,853,957	257,944	5.73%	18,392,649	219,187	4.83%
Nonearning Assets	1,699,570			1,813,868			1,725,356
Total Assets	$19,296,638			$19,667,825			$20,118,005
Interest Bearing Liabilities
Savings	$8,809,530	$54,667	2.50%	$8,782,197	$53,807	2.43%	$9,730,494	$37,893	1.58%
Time deposits	2,782,195	29,467	4.26	3,165,788	34,264	4.29	2,257,047	19,005	3.41
Borrowings	643,525	7,524	4.70	401,463	5,874	5.80	222,772	2,422	4.41
Term debt	372,495	5,849	6.32	372,232	5,804	6.19	371,921	5,446	5.94
Total interest-bearing liabilities	12,607,745	97,507	3.11%	12,721,680	99,749	3.11%	12,582,234	64,766	2.09%
Noninterest Bearing Liabilities
Noninterest-bearing deposits	4,450,677			4,761,409			5,518,326
Accrued interest and other liabilities	294,552			344,945			250,880
Total noninterest-bearing liabilities	4,745,229			5,106,354			5,769,206
Stockholders' Equity	1,943,664			1,839,791			1,766,565
Total Liabilities and Equity	$19,296,638			$19,667,825			$20,118,005
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$156,196			$158,195			$154,421
Net interest spread(1)			2.69%			2.62%			2.74%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.57%			3.52%			3.40%
Interest-bearing liabilities to earning assets	71.65%			71.25%			68.41%

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

	Three Months Ended
	March 31, 2024 Compared to March 31, 2023 Change Due to			March 31, 2024 Compared to December 31, 2023 Changes Due to			March 31, 2023 Compared to March 31, 2022 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(35,705)	$26,743	$(8,962)	$(5,151)	$(2,408)	$(7,559)	$(13,693)	$37,049	$23,356
Nontaxable(1)	(4,650)	4,403	(247)	919	(1,217)	(298)	(5,403)	5,182	(221)
Interest bearing deposits	1,753	122	1,875	3,280	(2,448)	832	(274)	1,334	1,060
Federal funds sold	—	—	—	—	—	—	—	—	—
Loans(1)(2)	9,411	32,439	41,850	597	2,187	2,784	15,144	36,467	51,611
Total earning assets	(29,191)	63,707	34,516	(355)	(3,886)	(4,241)	(4,226)	80,032	75,806
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(22,659)	39,433	16,774	90	770	860	248	35,251	35,499
Time deposits	5,070	5,392	10,462	(4,501)	(296)	(4,797)	1,307	17,115	18,422
Borrowings	4,928	174	5,102	7,986	(6,336)	1,650	73	2,303	2,376
Term Debt	10	393	403	1	44	45	(18)	1,904	1,886
Total interest bearing liabilities	(12,651)	45,392	32,741	3,576	(5,818)	(2,242)	1,610	56,573	58,183
Net interest income	$(16,540)	$18,315	$1,775	$(3,931)	$1,932	$(1,999)	$(5,836)	$23,459	$17,623

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three months ended March 31, 2024 and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Provision expense for credit losses-loans	$3,668	$2,184
Provision (benefit) expense for credit losses-unfunded commitments	(2,682)	890
Total provision expense	$986	$3,074

The provision expense for credit losses for loans was $986,000 for the first quarter of 2024, which was a decrease of $2.1 million from provision expense of $3.1 million recorded in the first quarter of 2023. The provision expense for the first quarter of 2024 compared to the first quarter of 2023 was impacted by several factors, including:
•Provision expense reflected a benefit of $2.0 million for the impact of the Rocky Mountain Bank loans transferred to the held for sale category.
•Net charge-offs of $2.3 million were recorded for the first three months of 2024.

The size of the loan portfolio, the levels of organic loan growth including government guaranteed loans, changes in credit quality and the variability that can occur in the factors, including the impact of economic conditions, are all considered when determining the appropriateness of the allowance for credit losses and will contribute to the variability in the provision for credit losses from quarter to quarter. For additional details on the specific factors considered in establishing the allowance for credit losses, refer to the discussion of critical accounting estimates set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in HTLF's Annual Report on Form 10-K for the year ended December 31, 2023, "Allowance For Credit Losses" and "Provision for Credit Losses" in Item 2 of this Quarterly Report on Form 10-Q and Note Four, "Allowance for Credit Losses," to the consolidated financial statements included herein.

Management believes that the allowance for credit losses as of March 31, 2024, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three months ended March 31, 2024 and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023	Change	% Change
Service charges and fees	$17,063	$17,136	$(73)	—%
Loan servicing income	131	714	(583)	(82)
Trust fees	5,043	5,657	(614)	(11)
Brokerage and insurance commissions	754	696	58	8
Capital markets fees	891	2,449	(1,558)	(64)
Securities (losses) gains, net	58	(1,104)	1,162	105
Unrealized (loss) gain on equity securities, net	95	193	(98)	51
Net gains on sale of loans held for sale	104	1,831	(1,727)	(94)
Income on bank owned life insurance	1,177	964	213	22
Other noninterest income	2,347	1,463	884	60
Total noninterest income	$27,663	$29,999	$(2,336)	(8)%

Total noninterest income was $27.7 million during the first quarter of 2024 compared to $30.0 million during the first quarter of 2023, a decrease of $2.3 million or 8%. Notable changes in noninterest income categories for the three months ended March 31, 2024 and 2023 are as follows:

Service charges and fees
The following tables summarize the changes in service charges and fees for the three months ended March 31, 2024 and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023	Change	% Change
Service charges and fees on deposit accounts	$5,961	$4,911	$1,050	21%
Overdraft fees	1,198	2,969	(1,771)	(60)
Customer service and other service fees	98	93	5	5
Credit card fee income	7,401	7,003	398	6
Debit card income	2,405	2,160	245	11
Total service charges and fees	$17,063	$17,136	$(73)	—%

The decrease in service charges and fees on deposit accounts was primarily attributable to the decrease in overdrafts fees. In December 2023, in response to industry changes related to the consumer overdraft fees, HTLF modified its consumer deposit product and fee structure, including overdraft fees. As a result, management anticipated a decline in overdraft fees during 2024 and future periods.

Loan servicing income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balances of these loans. In the first quarter of 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio. Loan servicing income totaled $131,000 for the first quarter of 2024 compared to $714,000 for the first quarter of 2023, a decrease of $583,000 or 82%.

Trust fees

Trust fees totaled $5.0 million for the first quarter of 2024 compared to $5.7 million for the same quarter of 2023, a decrease of $614,000 or 11%.

The decrease was primarily attributable to the sale of the administrative and recordkeeping services component of HTLF’s Retirement Plan Services business that was completed in the second quarter of 2023. Retirement plan services income decreased $685,000 or 45% to $826,000 for the first quarter of 2024 compared to $1.5 million for the first quarter of 2023.

Capital markets fees
Capital markets fees totaled $891,000 for the first quarter of 2024 compared to $2.4 million for the same quarter of 2023, a decrease of $1.6 million or 64%. In the first quarter of 2024 there was no syndication income compared to $422,000 for the same quarter of 2023. Swap fee income decreased $1.1 million or 56% to $891,000 for the first three months of 2024 compared to $2.0 million for the first three months of 2023.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities (losses) gains, net
For the first quarter of 2024, net security gains totaled $58,000 compared to net losses of $1.1 million for the first quarter of 2023, an increase of $1.2 million or 105%. HTLF had minimal sales activity in the first quarter of 2024 after the balance sheet repositioning which occurred in the fourth quarter of 2023.

Net gains on sale of loans held for sale
For the first quarter of 2024, net gains on sale of loans held for sale totaled $104,000, a decrease of $1.7 million or 94% from $1.8 million in the same quarter of 2023.

Loans sold to investors during the first quarter of 2024 totaled $5.1 million compared to $37.1 million during the first quarter of 2023, a decrease of $32.0 million or 86%. The decrease was primarily attributable to a reduction in residential mortgage activity due to increases in residential mortgage loan interest rates. Also, HTLF elected to significantly scale back mortgage originations, as a result of the decreased customer demand due to the continued challenging rate environment for mortgage loan originations.

Income on bank owned life insurance
Income on bank owned life insurance totaled $1.2 million for the first quarter of 2024, an increase of $213,000 or 22% from $964,000 recorded in the first quarter of 2023. The increase was attributable to market value changes.

Other noninterest income
Other noninterest income totaled $2.3 million for the first quarter of 2024 compared to $1.5 million for the same quarter of 2023, an increase of $884,000 or 60%. During the first quarter of 2024, HTLF recognized $715,000 in income associated with the assets in the deferred compensation plan which was largely offset with additional salaries and benefits expense.

Noninterest Expenses

The tables below show noninterest expenses for the three months ended March 31, 2024, and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023	Change	% Change
Salaries and employee benefits	$63,955	$62,149	$1,806	3%
Occupancy	7,263	7,209	54	1
Furniture and equipment	2,337	2,915	(578)	(20)
Professional fees	15,531	12,797	2,734	21
FDIC insurance assessments	4,969	3,279	1,690	52
Advertising	1,358	1,985	(627)	(32)
Core deposit amortization	1,492	1,788	(296)	(17)
Other real estate and loan collection expenses	512	155	357	230
Losses/(gain) on sales/valuations of assets, net	214	1,115	(901)	81
Acquisition, integration and restructuring costs	1,375	1,673	(298)	(18)
Partnership investment in tax credit projects	494	538	(44)	(8)
Other noninterest expenses	14,095	15,440	(1,345)	(9)
Total noninterest expenses	$113,595	$111,043	$2,552	2%

For the first three months of 2024, noninterest expenses totaled $113.6 million compared to $111.0 million during the first three months of 2023, an increase of $2.6 million or 2%.

Notable changes in noninterest expense categories for the three months ended March 31, 2024 and 2023 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $64.0 million for the first quarter of 2024 compared to $62.1 million for the first quarter of 2023, an increase of $1.8 million or 3%. The increase was attributable to higher benefit costs including incentive compensation and retirement plans partially offset by a reduction of full-time equivalent employees. Full-time equivalent employees totaled 1,888 compared to 1,991, a decrease of 103 or 5%.

Professional Fees
Professional fees totaled $15.5 million for the first quarter of 2024 compared to $12.8 million for the first quarter of 2023, an increase of $2.7 million or 21%. The increase was primarily driven by increases in consulting and legal expenses associated with the increased level of nonperforming loans in comparison with the prior year.

FDIC insurance assessments
FDIC insurance assessments totaled $5.0 million for the first quarter of 2024 compared to $3.3 million for the first quarter of 2023, an increase of $1.7 million or 52%. The increase was attributable to a one-time special assessment expense of $2.0 million in the first quarter of 2024. This special assessment is in addition to the $8.1 million HTLF recorded in the fourth quarter of 2023 based upon additional FDIC expected losses.

Advertising
Advertising totaled $1.4 million for the first quarter of 2024, a decrease of $627,000 or 32% from $2.0 million for the first quarter of 2023, which was primarily driven by deposit acquisition campaigns launched in 2023.

Losses (gain) on sales/valuations of assets, net
Net losses on sales/valuations of assets were $214,000 for the first quarter of 2024 compared to net losses of $1.1 million for the first quarter of 2023. HTLF recorded $813,000 of losses on fixed assets associated with branch optimization activities in the first quarter of 2023.

Other noninterest expenses
Other noninterest expenses totaled $14.1 million in the first quarter of 2024 compared to $15.4 million in the first quarter of 2023, a decrease of $1.3 million or 9% in conjunction with HTLF's 3.0 efficiency efforts.

Efficiency Ratio

During the first quarter of 2024, the efficiency ratio was 62.46% (58.77% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) compared to 60.94% (57.16% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) for the first quarter of 2023.

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

During the three months ended March 31, 2024, HTLF took the following actions as part of HTLF 3.0:
•Reduced wholesale and institutional deposits by $312.4 million.
•Announced the sale of the Rocky Mountain Bank division.
•Completed key hires and promotions in wealth management and commercial and middle market banking.

Branch Optimization Strategy
During 2023, HTLF's branch network was reduced by 2 locations. HTLF will continue to optimize its branch network and physical facilities as part of the HTLF 3.0 initiatives, which will likely result in write-downs of fixed assets and additional restructuring costs in future periods.

Income Taxes

The effective tax rate was 23.17% for the first quarter of 2024, compared to 22.50% for the first quarter of 2023. The following items impacted the first quarter 2024 and 2023 tax calculations:
•Solar energy tax credits of $306,000 compared to $310,000.
•Federal low-income housing tax credits of $257,000 compared to $311,000.
•New markets tax credits of $90,000 compared to $90,000.
•Historic rehabilitation tax credits of $282,000 compared to $258,000.
•Tax-exempt interest income as a percentage of pre-tax income of 11.08% compared to 12.20%.
•Tax expense of $418,000 compared to a tax benefit of $46,000 resulting from the vesting of restricted stock units.
•Tax expense of $1.3 million compared to $929,000 resulting from the disallowed interest expense related to tax-exempt loans and securities, aligning with increases in total interest expense.

FINANCIAL CONDITION

Total assets were $19.13 billion at March 31, 2024, a decrease of $278.9 million or 1% from $19.41 billion at December 31, 2023. Securities represented 28% and 29% of total assets at March 31, 2024, and December 31, 2023, respectively.

LENDING ACTIVITIES

Total loans held to maturity were $11.64 billion at March 31, 2024, and $12.07 billion at December 31, 2023, a decrease of $424.0 million or 4%. Excluding the impact of the transfer of $352.7 million of loans to held for sale related to the planned sale of Rocky Mountain Bank, loans held to maturity decreased $71.3 million or 1%.

The following table shows the changes in loan balances by loan category since December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023	Change	% Change
Commercial and industrial	$3,545,051	$3,652,047	$(106,996)	(3)%
Paycheck Protection Program ("PPP")	2,172	2,777	(605)	(22)
Owner occupied commercial real estate	2,545,033	2,638,175	(93,142)	(4)
Non-owner occupied commercial real estate	2,495,068	2,553,711	(58,643)	(2)
Real estate construction	1,041,583	1,011,716	29,867	3
Agricultural and agricultural real estate	809,876	919,184	(109,308)	(12)
Residential mortgage	756,021	797,829	(41,808)	(5)
Consumer	449,837	493,206	(43,369)	(9)
Total loans held to maturity	$11,644,641	$12,068,645	$(424,004)	(4)%

Significant changes by loan category at March 31, 2024 compared to December 31, 2023 included:
•Commercial and industrial loans decreased $107.0 million or 3% to $3.55 billion compared to $3.65 billion. Excluding the decrease related to Rocky Mountain Bank, commercial and business lending decreased $30.5 million or 1%.
•Owner occupied commercial real estate decreased $93.1 million or 4% to $2.55 billion compared to $2.64 billion. Excluding the decrease related to Rocky Mountain Bank, owner occupied commercial real estate lending decreased $10.2 million or less than 1%.
•Non owner occupied commercial real estate decreased $58.6 million or 2% to $2.50 billion compared to $2.55 billion. Excluding the decrease related to Rocky Mountain Bank, owner occupied commercial real estate lending decreased $5.3 million or less than 1%.
•Real estate construction loans increased $29.9 million or 3% to $1.04 billion compared to $1.01 billion. Excluding the decrease related to Rocky Mountain Bank, construction loans increased $41.0 million or 4%.
•Agricultural and agricultural real estate loans decreased $109.3 million or 12% to $809.9 million compared to $919.2 million. Excluding the decrease related to Rocky Mountain Bank, agricultural and agricultural real estate loans decreased $46.5 million or 5%.
•Residential mortgage loans decreased $41.8 million or 5% to $756.0 million compared to $797.8 million. Excluding the decrease related to Rocky Mountain Bank, residential mortgage loans decreased $9.9 million or 1%.
•Consumer loans decreased $43.4 million or 9% to $449.8 million compared to $493.2 million. Excluding the decrease related to Rocky Mountain Bank, consumer loans decreased $9.6 million or 2%

The table below presents the composition of the loan portfolio as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,545,051	30.45%	$3,652,047	30.26%
PPP	2,172	0.02	2,777	0.02
Owner occupied commercial real estate	2,545,033	21.86	2,638,175	21.86
Non-owner occupied commercial real estate	2,495,068	21.43	2,553,711	21.16
Real estate construction	1,041,583	8.94	1,011,716	8.38
Agricultural and agricultural real estate	809,876	6.95	919,184	7.62
Residential mortgage	756,021	6.49	797,829	6.61
Consumer	449,837	3.86	493,206	4.09
Gross loans receivable held to maturity	11,644,641	100.00%	12,068,645	100.00%
Allowance for credit losses-loans	(123,934)		(122,566)
Loans receivable, net	$11,520,707		$11,946,079

The following table provides detail on owner occupied commercial real estate loans classified by industry diversification as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Health Care and Social Assistance	$510,524	20.06%	$483,073	18.31%
Real Estate and Rental and Leasing	420,478	16.52	438,244	16.61
Manufacturing	278,381	10.94	277,755	10.53
Retail Trade	271,786	10.68	307,543	11.66
Other Services (except Public Administration)	189,292	7.44	197,260	7.48
Wholesale Trade	145,275	5.71	149,310	5.66
Construction	138,418	5.44	161,746	6.13
Accommodation and Food Services	117,828	4.63	121,268	4.60
Arts, Entertainment, and Recreation	87,404	3.43	90,325	3.42
All Other	$385,647	15.15	$411,651	15.60
Total	$2,545,033	100.00%	$2,638,175	100.00%
The following table provides geographic diversification detail on owner occupied commercial real estate loans by bank division location as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Colorado	$566,824	22.27%	$516,354	19.56%
Illinois	297,217	11.68	298,076	11.30
Arizona	295,245	11.60	297,759	11.29
California	281,340	11.05	314,135	11.91
Wisconsin	258,110	10.14	250,069	9.48
Texas	227,738	8.95	236,592	8.97
Iowa	176,138	6.92	195,491	7.41
Minnesota	166,094	6.53	158,278	6.00
New Mexico	163,126	6.41	159,401	6.04
Kansas/Missouri	113,201	4.45	119,395	4.53
Montana	—	—	92,625	3.51
Total	$2,545,033	100.00%	$2,638,175	100.00%

The following table provides detail on non-owner occupied commercial real estate loans classified by industry diversification as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Office	435,416	17.46%	424,671	16.63%
Retail	$419,184	16.80	$432,084	16.91
Hospitality	378,888	15.19	406,516	15.92
Medical	308,881	12.38	329,306	12.90
Multifamily	307,494	12.32	294,097	11.52
Logistics/distribution	251,603	10.08	258,389	10.12
Industrial flex/other	220,492	8.84	230,167	9.01
Self-Storage	112,306	4.50	115,731	4.53
Restaurant	52,002	2.08	52,820	2.07
Other	8,802	0.35	9,930	0.39
Total	$2,495,068	100.00%	$2,553,711	100.00%

The following table provides geographic diversification detail on non-owner occupied commercial real estate loans by bank division location as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Colorado	$600,560	24.07%	$593,688	23.25%
Arizona	276,755	11.09	280,144	10.97
New Mexico	271,269	10.87	275,083	10.77
California	264,497	10.60	234,182	9.17
Illinois	241,957	9.70	244,000	9.55
Minnesota	226,192	9.07	216,458	8.48
Texas	209,098	8.38	224,571	8.79
Kansas/Missouri	145,081	5.81	148,126	5.80
Iowa	135,385	5.43	137,055	5.37
Wisconsin	124,274	4.98	124,093	4.86
Montana	—	—	76,311	2.99
Total	$2,495,068	100.00%	$2,553,711	100.00%

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of March 31, 2024:
•Outstanding loans totaling $435.4 million were collateralized by non-owner occupied office space, which represents 3.8% of the total loans held to maturity, and the average loan size was $1.5 million.
•There were no loans collateralized by office space on nonaccrual.
•The collateral consists primarily of multi-tenant, non-central business district properties.

ALLOWANCE FOR CREDIT LOSSES

The process utilized by HTLF to determine the appropriateness of the allowance for credit losses is considered a critical accounting practice. The allowance for credit losses represents management's estimate of lifetime losses in the existing loan portfolio. For additional details on the specific factors considered in determining the allowance for credit losses, refer to the critical accounting estimates section of HTLF's Annual Report on Form 10-K for the year ended December 31, 2023.

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $137.7 million at March 31, 2024, which was 1.18% of loans, compared to $139.0 million or 1.15% of loans at December 31, 2023. The following table shows, in thousands, the components of the allowance for lending related credit losses as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$111,072	80.65%	$102,004	73.37%
Qualitative/Economic Forecast	26,648	19.35	37,030	26.63
Total	$137,720	100.00%	$139,034	100.00%

Quantitative Allowance
The quantitative allowance increased $9.1 million or 9% to $111.1 million or 81% of the total allowance for lending related credit losses at March 31, 2024, compared to $102.0 million or 73% of the total allowance at December 31, 2023. Specific reserves for individually assessed loans totaled $23.1 million at March 31, 2024, an increase of $2.7 million or 13% from $20.4 million at December 31, 2023. Risk rating downgrades in the first quarter of 2024 on six construction loan customers resulted in $9.6 million of additional quantitative reserves.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $26.6 million or 19% of the total allowance for lending related credit losses at March 31, 2024, compared to $37.0 million or 27% at December 31, 2023. The decrease in the qualitative allowance was driven by two factors. The policy exception factor showed significant improvement this quarter. In addition, the increase in the construction quantitative calculation resulted in a decrease in the qualitative as more of the risk is recognized within the quantitative calculation and therefore is not included qualitatively.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At March 31, 2024, Moody's March 11, 2024, baseline forecast scenario was utilized, and management considered other downside forecast scenarios in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three months ended March 31, 2024 and 2023, in thousands:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$122,566	$109,483
Provision for credit losses	3,668	2,184
Recoveries on loans previously charged off	1,793	3,191
Charge-offs on loans	(4,093)	(2,151)
Balance at end of period	$123,934	$112,707
Allowance for credit losses for loans as a percent of loans	1.06%	0.98%
Annualized ratio of net charge-offs/(recoveries) to average loans	0.08%	(0.04)%

The allowance for credit losses for loans totaled $123.9 million at March 31, 2024, compared to $122.6 million at December 31, 2023, and $112.7 million at March 31, 2023. The allowance for credit losses for loans at March 31, 2024, was 1.06% of loans compared to 1.02% of loans at December 31, 2023. The following items impacted the allowance for credit losses for loans for the three months ended March 31, 2024:
•Net charge-offs for the first three months of 2024 totaled $2.3 million compared to net recoveries of $1.0 million for the first three months of 2023, an increase of $3.3 million.
•Provision expense totaling $2.0 million was recorded for an individually assessed loan in the first quarter of 2024.
•Loans outstanding declined $424.0 million during the first three months of 2024 or $71.3 million excluding the impact of the Rocky Mountain Bank loans transferred from HTM to held for sale.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three months ended

March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$16,468	$20,196
Provision (benefit) for credit losses	(2,682)	890
Balance at end of period	$13,786	$21,086

The allowance for unfunded commitments totaled $13.8 million as of March 31, 2024, compared to $16.5 million as of December 31, 2023, and $21.1 million as of March 31, 2023. The decrease in the allowance for unfunded commitments in the first three months of 2024 was primarily due to a reduction of $105.7 million in unfunded commitments for construction loans, which carry the highest loss rate. Total unfunded commitments decreased $88.1 million or 2% to $4.54 billion at March 31, 2024, compared to $4.63 billion at December 31, 2023.

CREDIT QUALITY AND NONPERFORMING ASSETS

The internal rating system for the credit quality of its loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note Three, "Loans" of the consolidated financial statements in this Quarterly Report on Form 10-Q.

The nonpass loans totaled $838.6 million or 7.2% of total loans as of March 31, 2024, compared to $676.3 million or 6% of total loans as of December 31, 2023. As of March 31, 2024, the nonpass loans consisted of approximately 61% watch loans and 39% substandard loans compared to approximately 62% watch loans and 38% substandard loans as of December 31, 2023. The percent of nonpass loans on nonaccrual status as of March 31, 2024, was 11%.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	March 31,		December 31,
	2024	2023	2023	2022
Nonaccrual loans	$94,800	$58,066	$95,426	$58,231
Loans contractually past due 90 days or more	611	174	2,507	273
Total nonperforming loans	95,411	58,240	97,933	58,504
Other real estate	2,590	7,438	12,548	8,401
Other repossessed assets	—	24	—	26
Total nonperforming assets	$98,001	$65,702	$110,481	$66,931
Nonperforming loans to total loans	0.82%	0.51%	0.81%	0.51%
Nonperforming assets to total loans plus repossessed property	0.84	0.57	0.91	0.59
Nonperforming assets to total assets	0.51	0.33	0.57	0.33

The schedules below summarize the changes in nonperforming assets during the three months ended March 31, 2024, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2023	$97,933	$12,548	$—	$110,481
Loan foreclosures	—	—	—	—
Net loan charge-offs	(2,300)	—	—	(2,300)
New nonperforming loans	5,470	—	—	5,470
Reduction of nonperforming loans(1)	(5,692)	—	—	(5,692)
OREO/Repossessed assets sales proceeds	—	(9,826)	—	(9,826)
OREO/Repossessed assets writedowns, net	—	(132)	—	(132)
March 31, 2024	$95,411	$2,590	$—	$98,001

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets decreased $12.5 million or 11% to $98.0 million or 0.51% of total assets at March 31, 2024, compared to $110.5 million or 0.57% of total assets at December 31, 2023. Nonperforming loans were $95.4 million at March 31, 2024, compared to $97.9 million at December 31, 2023, which represented 0.82% and 0.81% of total loans at March 31, 2024, and December 31, 2023, respectively. At March 31, 2024, approximately $70.6 million or 75% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to 11 borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $10.1 million and $10.3 million at March 31, 2024, and December 31, 2023, respectively.

Other real estate owned, net, decreased $10.0 million or 79% to $2.6 million at March 31, 2024 from $12.5 million at December 31, 2023. HTLF added one property with a book value of $11.3 million to other real estate, net, during the third quarter of 2023 which was sold in the first quarter of 2024.

SECURITIES

The composition of the securities portfolio is managed to meet liquidity needs while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 28% and 29% of total assets at March 31, 2024, and December 31, 2023, respectively. Total securities carried at fair value as of March 31, 2024, were $4.42 billion, a decrease of $228.7 million or 5% from $4.65 billion at December 31, 2023.

As of March 31, 2024, and December 31, 2023, securities with a carrying value of $2.61 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. As of March 31, 2024, approximately $2.62 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
U.S. treasuries	$32,222	0.60%	$32,118	0.58%
U.S. agencies	13,892	0.26	14,530	0.26
Obligations of states and political subdivisions	1,568,546	29.44	1,579,486	28.32
Mortgage-backed securities - agency	1,359,541	25.52	1,393,629	24.99
Mortgage-backed securities - non-agency	1,457,798	27.36	1,529,128	27.42
Commercial mortgage-backed securities - agency	64,074	1.20	64,788	1.16
Commercial mortgage-backed securities - non-agency	426,094	8.00	514,858	9.23
Asset-backed securities	197,108	3.70	217,370	3.90
Corporate bonds	118,701	2.23	118,169	2.12
Equity securities with a readily determinable fair value	21,301	0.40	21,056	0.38
Other securities	68,524	1.29	91,277	1.64
Total securities	$5,327,801	100.00%	$5,576,409	100.00%

HTLF's securities portfolio had an expected modified duration of 6.76 years as of March 31, 2024, and 6.38 years as of December 31, 2023.

At March 31, 2024, HTLF had $68.5 million of other securities, including Federal Home Loan Bank ("FHLB") stock. These securities are recorded on the consolidated balance sheets in Securities: Other investments, at cost.

DEPOSITS

Total deposits were $15.30 billion as of March 31, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $899.5 million or 6%. Excluding the impact of the transfer of $596.3 million of deposits to held for sale related to the planned sale of Rocky Mountain Bank, deposits decreased $303.2 million or 2%. As of March 31, 2024, 69% of HTLF's deposits were insured or collateralized. Total uninsured deposits were $6.00 billion or 38% of total deposits including deposits held for sale as of March 31, 2024.

HTLF maintains a granular and diverse deposit base. As of March 31, 2024, no Bank Market represented more than 15% of total customers deposits, and no major industry represented more than 11% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2023, in thousands:

	March 31, 2024	December 31, 2023	Change	% Change
Demand-customer	$4,264,390	$4,500,304	$(235,914)	(5)%
Savings-customer	8,269,956	8,411,240	(141,284)	(2)
Savings-wholesale and institutional	399,265	394,357	4,908	1
Total savings	8,669,221	8,805,597	(136,376)	(2)
Time-customer	1,734,971	1,944,884	(209,913)	(11)
Time-wholesale	633,584	950,929	(317,345)	(33)
Total time	2,368,555	2,895,813	(527,258)	(18)
Total deposits	$15,302,166	$16,201,714	$(899,548)	(6)%

Total customer deposits	$14,269,317	$14,856,428	$(587,111)	(4)%
Total wholesale and institutional deposits	1,032,849	1,345,286	(312,437)	(23)%
Total deposits	$15,302,166	$16,201,714	$(899,548)	(6)%

Total customer deposits were $14.27 billion as of March 31, 2024 compared to $14.86 billion at December 31, 2023, which was a decrease of $587.1 million or 4%. Excluding the impact of the transfer of $596.3 million of deposits to held for sale related to the planned sale of Rocky Mountain Bank, customer deposits increased $9.2 million. Significant customer deposit changes by category at March 31, 2024, compared to December 31, 2023, included:
•Customer demand deposits decreased $235.9 million or 5% to $4.26 billion compared to $4.50 billion. Excluding the decrease related to Rocky Mountain Bank, customer demand deposits decreased $91.9 million or 2%.
•Customer savings deposits decreased $141.3 million or 2% to $8.27 billion compared to $8.41 billion. Excluding the decrease related to Rocky Mountain Bank, customer savings deposits increased $189.0 million or 2%.
•Customer time deposits decreased $209.9 million or 11% to $1.73 billion compared to $1.94 billion. Excluding the decrease related to Rocky Mountain Bank, customer time deposits decreased $87.9 million or 5%.

Management helps customer facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificates of Deposit Registry Service ("CDARS") products. At March 31, 2024, HTLF had $1.03 billion of wholesale and institutional deposits, of which $399.3 million was included in savings deposits and $633.6 million was included in time deposits. At December 31, 2023, HTLF had $1.35 billion of wholesale and institutional deposits, of which $394.4 million of wholesale savings and institutional deposits and $950.9 million was included in time deposits.

Wholesale and institutional deposits at March 31, 2024 include $845.3 million or 6% of total deposits, of brokered deposits, of which $633.6 million was included in brokered time deposits and $210.7 million included in ICS. Wholesale and institutional deposits at December 31, 2023, included $1.16 billion, or 7% of total deposits, of brokered deposits, of which $951.9 million was included in brokered time deposits and $210.7 million included in ICS.

HTLF has established policies with respect to the use of brokered deposits to limit the amount of brokered deposits as a percentage of total deposits and the HTLF Asset/Liability Committee monitors the use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to total deposits. As of March 31, 2024, the level of brokered deposits falls well within the internal policy limit of 20% of total assets. HTLF has established risk limits for the level of uninsured deposits to total deposits and uninsured and collateralized deposits to total deposits as well as deposit concentration limits for the largest one, five and 100 customers, and has been in compliance with those internal requirements for the periods presented.

The table below presents the composition of deposits by category as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Demand-customer	$4,264,390	27.87%	$4,500,304	27.78%
Savings-customer	8,269,956	54.04	8,411,240	51.92
Savings-wholesale and institutional	399,265	2.61	394,357	2.43
Time-customer	1,734,971	11.34	1,944,884	12.00
Time-wholesale	633,584	4.14	950,929	5.87
Total	$15,302,166	100.00%	$16,201,714	100.00%

BORROWINGS

Borrowings were as follows as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023	Change	% Change
Retail repurchase agreements	$47,961	$42,447	$5,514	13%
Advances from the FHLB	—	521,186	(521,186)	(100)
Bank term funding program	500,000	—	500,000	—
Other borrowings	102,072	58,622	43,450	74
Total	$650,033	$622,255	$27,778	4%

Borrowings generally include federal funds purchased, securities sold under agreements to repurchase, swap margin payable, short-term FHLB advances, Bank Term Funding Program ("BTFP") and discount window borrowings from the Federal Reserve Bank. These funding sources are utilized in varying degrees depending on their pricing and availability. HTLF Bank owns FHLB stock in the FHLB of Topeka, enabling HTLF Bank to borrow funds for short-term or long-term purposes under a variety of programs. Borrowings totaled $650.0 million at March 31, 2024, compared to $622.3 million at December 31, 2023, an increase of $27.8 million or 4%.

The BTFP is a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting the liquidity needs of depositors. The BTFP ceased extending new loans on March 11, 2024. During the first quarter of 2024 HTLF Bank utilized the BTFP to obtain a $500.0 million advance due in January of 2025; prepayable at any time without penalty. HTLF Bank pledged $393.1 million of securities to support the borrowings as of March 31, 2024.

HTLF Bank provides retail repurchase agreements to customers as a cash management tool. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $48.0 million at March 31, 2024, compared to $42.4 million at December 31, 2023, an increase of $5.5 million or 13%.

HTLF renewed its revolving credit line agreement with an unaffiliated bank on June 14, 2022. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first three months of 2024, and the outstanding balance was $0 at both March 31, 2024, and December 31, 2023. The credit agreement contains specific financial covenants which HTLF complied with as of March 31, 2024.

TERM DEBT

The outstanding balances of term debt net of discount and issuance costs amortization as of March 31, 2024, and December 31, 2023, in thousands:

	March 31, 2024	December 31, 2023	Change	% Change
Trust preferred securities	149,529	149,288	241	—
Contracts payable	—	80	(80)	(100)
Subordinated notes	223,123	223,028	95	—
Total	$372,652	$372,396	$256	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of March 31, 2024, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 3/31/2024(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	8.34%	03/17/2034	12/17/2023
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.91	04/07/2036	01/07/2024
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	7.07	09/15/2037	12/15/2023
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	7.08	09/01/2037	12/01/2023
Morrill Statutory Trust I	9,487	12/19/2002	3.25% over LIBOR	8.82	12/26/2032	12/26/2023
Morrill Statutory Trust II	9,226	12/17/2003	2.85% over LIBOR	8.44	12/17/2033	12/17/2023
Sheboygan Statutory Trust I	6,900	09/17/2003	2.95% over LIBOR	8.54	09/17/2033	12/17/2023
CBNM Capital Trust I	4,620	09/10/2004	3.25% over LIBOR	8.84	12/15/2034	12/15/2023
Citywide Capital Trust III	6,675	12/19/2003	2.80% over LIBOR	8.38	12/19/2033	01/23/2024
Citywide Capital Trust IV	4,541	09/30/2004	2.20% over LIBOR	7.78	09/30/2034	11/23/2023
Citywide Capital Trust V	12,705	05/31/2006	1.54% over LIBOR	7.13	07/25/2036	12/15/2023
OCGI Statutory Trust III	3,029	06/27/2002	3.65% over LIBOR	9.23	09/30/2032	12/30/2023
OCGI Capital Trust IV	5,582	09/23/2004	2.50% over LIBOR	8.09	12/15/2034	12/15/2023
BVBC Capital Trust II	7,369	04/10/2003	3.25% over LIBOR	8.82	04/24/2033	01/24/2024
BVBC Capital Trust III	9,805	07/29/2005	1.60% over LIBOR	7.16	09/30/2035	12/30/2023
Total trust preferred securities	$149,529

(1) Effective weighted average interest rate as of March 31, 2024, was 8.25%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
March 31, 2024	14.99%	12.12%	11.40%	9.84%
Minimum capital requirement	8.00	6.00	4.50	4.00

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,187,911	$15,187,911	$15,187,911	N/A
Average assets	N/A	N/A	N/A	$18,713,039

December 31, 2023	14.53%	11.69%	10.97%	9.44%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,399,653	$15,399,653	$15,399,653	N/A
Average assets	N/A	N/A	N/A	$19,082,733

Retained earnings that could be available for the payment of dividends to HTLF from HTLF Bank totaled approximately $788.8 million and $743.3 million at March 31, 2024, and December 31, 2023, respectively, under the most restrictive minimum capital requirements. Retained earnings that could be available for the payment of dividends to HTLF from HTLF Bank while remaining above the well capitalized levels totaled approximately $486.7 million and $436.9 million at March 31, 2024, and December 31, 2023, respectively. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of March 31, 2024, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF Bank evaluates the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At March 31, 2024, and

December 31, 2023, commitments to extend credit totaled $4.54 billion and $4.62 billion, respectively. Standby letters of credit totaled $52.3 million at March 31, 2024, and $56.4 million at December 31, 2023.

At March 31, 2024, and December 31, 2023, HTLF Bank had $921.4 million and $917.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2024, that are ordinary routine litigation incidental to business.

Derivative Financial Instruments
HTLF considers and uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors and collars. In the first quarter of 2023, HTLF terminated cash flow hedges that were effectively converting $500.0 million of variable rate loans to fixed rate loans. In the second and third quarter of 2023, HTLF continued the strategy of using derivatives by entering into fair value hedges to manage the exposure to changes in the fair value on $2.5 billion of our loan portfolio and $838.1 million of our investment portfolio. See Note Six to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on derivative financial instruments.

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

At March 31, 2024, HTLF had $444.4 million of cash and cash equivalents, time deposits in other financial institutions of $1.2 million and securities carried at fair value of $4.42 billion. Management expects the securities portfolio to produce principal cash flows of approximately $733.5 million over the next twelve months.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

HTLF Bank's FHLB membership gives them the ability to borrow funds for short- and long-term purposes under a variety of programs. Borrowing balances depend on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances to be stable sources of funds and has tested drawing on these sources. In the event of short-term liquidity needs, HTLF Bank may purchase federal funds from correspondent banks and may also borrow from the Federal Reserve Bank.

Additional funding is provided by term debt and borrowings. As of March 31, 2024, HTLF had $372.7 million of term debt outstanding, and it is an important funding source because of its multi-year borrowing structure.

HTLF's current liquidity strategy includes using overnight borrowings and reducing wholesale deposits. The use of overnight borrowings provides flexibility to make repayments on demand. As of March 31, 2024, pledged securities totaled $2.61 billion. As of March 31, 2024, approximately $2.62 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of March 31, 2024, dollars in thousands:

	As of March 31, 2024
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,360,663
Bank Term Funding Program	500,000	—
Federal Home Loan Bank	—	1,236,764
Federal Funds	—	265,000
Wholesale deposits/brokered CDs	845,321	2,965,273
Total	$1,345,321	$5,827,700

HTLF is focused on loan growth and strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Excluding any sales which management may pursue from time to time, the securities portfolio is expected to produce principal cash flows of approximately $733.5 million over the next twelve months, which could be used to fund loan growth, as well as reduce wholesale deposits. Additionally, growing customer deposits will continue to be a focus. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

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

At March 31, 2024, the parent company had cash of $288.5 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was renewed most recently on June 14, 2022. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at March 31, 2024. This credit agreement contains specific financial covenants, all of which HTLF complied with as of March 31, 2024.

The ability of HTLF to pay dividends to its stockholders depends upon dividends paid to HTLF by HTLF Bank. HTLF Bank is subject to statutory and regulatory restrictions on the amount they may pay in dividends. To maintain acceptable capital ratios at HTLF Bank, certain portions of their retained earnings are not available for the payment of dividends.

HTLF has filed a universal shelf registration statement with the SEC that provides HTLF the ability to raise both debt and capital, subject to SEC rules and limitations, if HTLF's board of directors decides to do so. This registration statement expires in August 2025.

Management believes that cash on hand, cash flows from operations and cash availability under existing borrower programs and facilities will be sufficient to meet any recurring and additional operating cash needs in 2024.

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

The core interest rate risk analysis utilized by HTLF examines the balance sheet under many interest rate scenarios including shocks, ramps, yield curve twists, market-based, as well as those that may be deemed extreme or highly unlikely. We use a net interest income ("NII") simulation model to measure the estimated changes in NII that would result over various time horizons from immediate and sustained changes in interest rates. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income. The model has inherent limitations, and these results are based on a given set of rate changes and assumptions at a point in time. Key assumptions in the analysis include balance sheet growth, product mix-shift, the repricing behavior of interest-bearing deposits (i.e., deposit betas), behavior of deposits with indeterminate maturities, prepayment assumptions on financial instruments with embedded options such as loans and investment securities, as well as cashflow reinvestment assumptions.

The base scenario assumes a static balance sheet and static interest rates as of March 31, 2024, no changes to product mix shift and cashflow reinvestment at current market interest rates. HTLF also assumes a correlation, referred to as a deposit beta, with respect to interest-bearing deposits, as the rates paid to deposit holders change at a different pace when compared with changes in average benchmark interest rates. Generally, time deposits are assumed to have a high correlation, while other interest-bearing accounts are assumed to have a lower correlation. The model assumes interest-bearing deposits reprice at 53% and total deposits reprice at 38% in an up rate scenario and that interest-bearing deposits reprice at 46% and total deposits reprice at 33% in a down rate scenario, as compared to the change in benchmark interest rates. The majority of our loans are variable rate and are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvests the proceeds at current simulated yields Changes that could vary significantly from HTLF's assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents the most recent simulation of net interest income at March 31, 2024, in thousands. The interest rate scenarios assume parallel instantaneous changes to interest rate levels by 100 and 200 basis points.

	2024
	Net Interest Margin	% Change From Base
Year 1
Down 200 Basis Points	$507,272	(18.86)%
Down 100 Basis Points	569,150	(8.67)
Base	623,201
Up 100 Basis Points	673,889	8.13
Up 200 Basis Points	723,011	16.02
Year 2
Down 200 Basis Points	536,259	(19.32)
Down 100 Basis Points	605,792	(8.85)
Base	664,642
Up 100 Basis Points	709,600	6.76
Up 200 Basis Points	749,938	12.83

As of March 31, 2024, HTLF's through the cycle deposit beta (calculated by taking the change in company deposit rates compared to the benchmark federal funds target rate over a period of time) for customer deposits was approximately 33% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of March 31, 2024, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 47% for customer deposits and 51% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta for customer deposits was approximately 31% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 45% for customer deposits and 51% including both customer and wholesale and institutional deposits. HTLF compares actual deposit betas to the betas utilized in the net interest margin simulation models to monitor model performance and to monitor our deposits in comparison with market competition. Management also uses deposit betas to understand the risk to net interest income in various interest rate environments.

We use derivative financial instruments to manage the impact of changes in interest rates on our future interest income or interest expense. We are exposed to credit-related losses in the event of nonperformance by the counterparties to these derivative instruments but believe we have minimized the risk of these losses by entering into the contracts with large, stable financial institutions. The estimated fair market values of these derivative instruments are presented in Note Seven to the consolidated financial statements.

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
•During the three months ended March 31, 2024, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at March 31, 2024, that are ordinary routine litigation incidental to HTLF's business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to HTLF from those disclosed in Part I, Item 1A. "Risk Factors" in HTLF's 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $85.7 million as of March 31, 2024, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(2)(3)	Amendment 7 to Master Agreement between Fiserv Solutions LLC and Heartland Financial USA, Inc dated July 1, 2021.

10.2	(1)(2)
Form of Time-Based Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan for time-based awards vesting in the first, second and third years following the original grant award.

10.3	(1)(2)	Form of Performance -Based Restricted Stock Unit Award Agreement Three-Year Performance Period under the Heartland Financial USA, Inc. 2020 Long-Term Incentive Plan.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
______________
(1) Management contract or compensatory plan or arrangement
(2) Filed or furnished herewith
(3)Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

HEARTLAND FINANCIAL USA, INC.
(Registrant)

/s/ Bruce K. Lee
By: Bruce K. Lee
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Kevin L. Thompson
By: Kevin L. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

/s/ Janet M. Quick
By: Janet M. Quick
Executive Vice President and Deputy Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: May 8, 2024