Form 10-Q
period 2024-06-30
HEARTLAND FINANCIAL USA INC
filed 2024-08-06
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of August 5, 2024, the Registrant had outstanding 42,879,182 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and due from banks	$226,735	$275,554
Interest bearing deposits with other banks and other short-term investments	147,211	47,459
Cash and cash equivalents	373,946	323,013
Time deposits in other financial institutions	1,340	1,240
Securities:
Carried at fair value (cost of $4,636,825 at June 30, 2024, and $5,100,344 at December 31, 2023)	4,185,054	4,646,891
Held to maturity, net of allowance for credit losses of $0 at both June 30, 2024, and December 31, 2023 (fair value of $809,516 at June 30, 2024, and $816,399 at December 31, 2023)	842,980	838,241
Other investments, at cost	70,684	91,277
Loans held for sale	348,761	5,071
Loans receivable:
Held to maturity	11,608,309	12,068,645
Allowance for credit losses	(126,861)	(122,566)
Loans receivable, net	11,481,448	11,946,079
Premises, furniture and equipment, net	159,772	177,001
Premises, furniture and equipment held for sale	16,181	4,069
Other real estate, net	7,533	12,548
Goodwill	576,005	576,005
Core deposit intangibles, net	15,501	18,415
Cash surrender value on life insurance	199,036	197,085
Other assets	534,429	574,772
TOTAL ASSETS	$18,812,670	$19,411,707
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,244,169	$4,500,304
Savings	8,470,416	8,805,597
Time	2,242,005	2,895,813
Total deposits	14,956,590	16,201,714
Deposits held for sale	538,308	—
Borrowings	694,909	622,255
Term debt	372,988	372,396
Accrued expenses and other liabilities	222,025	282,225
TOTAL LIABILITIES	16,784,820	17,478,590
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 188,500 and 188,500 shares at June 30, 2024, and December 31, 2023; none issued or outstanding at both June 30, 2024, and December 31, 2023)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both June 30, 2024, and December 31, 2023; 11,500 shares issued and outstanding at both June 30, 2024, and December 31, 2023)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both June 30, 2024, and December 31, 2023; issued 42,852,180 shares at June 30, 2024, and 42,688,008 shares at December 31, 2023)	42,852	42,688
Capital surplus	1,096,619	1,090,740
Retained earnings	1,203,092	1,141,501
Accumulated other comprehensive loss	(425,418)	(452,517)
TOTAL STOCKHOLDERS' EQUITY	2,027,850	1,933,117
TOTAL LIABILITIES AND EQUITY	$18,812,670	$19,411,707

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$199,161	$168,899	$394,822	$322,742
Interest on securities:
Taxable	47,381	58,172	94,395	114,148
Nontaxable	6,042	6,378	12,083	12,406
Interest on interest bearing deposits in other financial institutions	3,045	2,051	6,051	3,182
TOTAL INTEREST INCOME	255,629	235,500	507,351	452,478
INTEREST EXPENSE:
Interest on deposits	80,499	81,975	164,633	138,873
Interest on borrowings	10,825	848	18,349	3,270
Interest on term debt (includes $(245) and $(63) of interest expense (income) related to derivatives reclassified from accumulated other comprehensive income for the three months ended June 30, 2024 and 2023, respectively, and $(210) and $701 of interest expense (income) related to derivatives reclassified from accumulated other comprehensive income for the six months ended June 30, 2024 and 2023, respectively)	5,564	5,545	11,413	10,991
TOTAL INTEREST EXPENSE	96,888	88,368	194,395	153,134
NET INTEREST INCOME	158,741	147,132	312,956	299,344
Provision for credit losses	9,008	5,379	9,994	8,453
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,733	141,753	302,962	290,891
NONINTEREST INCOME:
Service charges and fees	16,964	19,627	34,027	36,763
Loan servicing income	107	411	238	1,125
Trust fees	5,532	5,419	10,575	11,076
Brokerage and insurance commissions	894	677	1,648	1,373
Capital markets fees	1,996	4,037	2,887	6,486
Securities losses, net (includes $(10,556) and $(325) of net security losses reclassified from accumulated other comprehensive income for the three months ended June 30, 2024 and 2023, respectively, and $(10,556) and $(1,429) of net security losses reclassified from accumulated other comprehensive income for the six months ended June 30, 2024 and 2023, respectively)	(10,111)	(314)	(10,053)	(1,418)
Unrealized gain (loss) on equity securities, net	133	(41)	228	152
Net gains on sale of loans held for sale	—	1,050	104	2,881
Income on bank owned life insurance	1,326	1,220	2,503	2,184
Other noninterest income	1,366	407	3,713	1,870
TOTAL NONINTEREST INCOME	18,207	32,493	45,870	62,492
NONINTEREST EXPENSES:
Salaries and employee benefits	65,120	62,099	129,075	124,248
Occupancy	6,262	6,691	13,525	13,900
Furniture and equipment	2,155	3,063	4,492	5,978
Professional fees	15,372	15,194	30,903	27,991
FDIC insurance assessments	3,340	3,035	8,309	6,314
Advertising	1,368	3,052	2,726	5,037
Core deposit intangibles amortization	1,421	1,715	2,913	3,503
Other real estate and loan collection expenses	515	348	1,027	503
Loss (gain) on sales/valuations of assets, net	193	(3,372)	407	(2,257)
Acquisition, integration and restructuring costs	5,973	1,892	7,348	3,565
Partnership investment in tax credit projects	222	154	716	692
Other noninterest expenses	14,303	15,575	28,398	31,015
TOTAL NONINTEREST EXPENSES	116,244	109,446	229,839	220,489
INCOME BEFORE INCOME TAXES	51,696	64,800	118,993	132,894
Income taxes (includes $5,319 and $63 of income tax benefit reclassified from accumulated other comprehensive income for the three months ended June 30, 2024 and 2023, respectively, and $11,081 and $535 of income tax benefit reclassified from accumulated other comprehensive income for the six months ended June 30, 2024 and 2023, respectively)	11,954	15,384	27,544	30,702
NET INCOME	39,742	49,416	91,449	102,192
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$37,730	$47,404	$87,424	$98,167
EARNINGS PER COMMON SHARE - BASIC	$0.88	$1.11	$2.03	$2.30
EARNINGS PER COMMON SHARE - DILUTED	$0.88	$1.11	$2.03	$2.30
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.60	$0.60
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$39,742	$49,416	$91,449	$102,192
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale ("AFS") securities:
Net change in unrealized loss on securities	5,755	(43,558)	(8,874)	22,609
Reclassification adjustment for net losses on hedged AFS securities	8,398	29,510	28,549	29,510
Reclassification adjustment for net losses realized in net income	10,556	325	10,556	1,429
Income tax benefit (expense)	(5,881)	3,366	(7,253)	(14,555)
Other comprehensive income (loss) on AFS securities	18,828	(10,357)	22,978	38,993
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,550	2,768	5,393	5,508
Income tax expense	(418)	(693)	(1,123)	(1,753)
Other comprehensive income on held to maturity securities	2,132	2,075	4,270	3,755
Change in cash flow hedges:
Net change in unrealized gain on derivatives	—	—	—	1,952
Reclassification adjustment for net (gains) losses on derivatives realized in net income	(245)	(63)	(210)	701
Income tax benefit (expense)	60	24	61	(635)
Other comprehensive income (loss) on cash flow hedges	(185)	(39)	(149)	2,018
Other comprehensive income (loss)	20,775	(8,321)	27,099	44,766
TOTAL COMPREHENSIVE INCOME	$60,517	$41,095	$118,548	$146,958

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,449	$102,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,071	10,519
Provision for credit losses	9,994	8,453
Net amortization of premium on securities	9,152	14,848
Securities losses, net	10,053	1,418
Unrealized gain on equity securities, net	(228)	(152)
Stock based compensation	6,109	6,893
Loans originated for sale	—	(86,860)
Proceeds on sales of loans held for sale	5,175	80,641
Net gains on sale of loans held for sale	(104)	(2,857)
(Increase) decrease in accrued interest receivable	2,761	(2,135)
Decrease (increase) in prepaid expenses	(1,238)	2,647
Increase (decrease) in accrued interest payable	(16,065)	30,446
Capitalization of servicing rights	—	(24)
Loss (gain) on sales/valuations of assets, net	407	(2,257)
Net excess tax expense from stock based compensation	(418)	(75)
Income from fair value hedge activity	670	—
Other, net	50,334	21,028
NET CASH PROVIDED BY OPERATING ACTIVITIES	177,122	184,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	(100)	—
Proceeds from the sale of securities available for sale	97,836	286,738
Proceeds from the maturity of and principal paydowns on securities available for sale	437,260	336,175
Proceeds from the maturity of and principal paydowns on securities held to maturity	1,033	298
Proceeds from the maturity of time deposits in other financial institutions	—	250
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	48,260	6,761
Purchase of securities available for sale	(91,436)	(265,959)
Purchase of other investments	(27,164)	(4,474)
Net (increase) decrease in loans	61,949	(307,920)
Purchase of bank owned life insurance policies	(211)	(206)
Proceeds from sale of mortgage servicing rights	—	6,714
Capital expenditures and investments	(2,765)	(3,043)
Proceeds from the sale of premises, furniture and equipment	1,776	1,321
Proceeds on sale of OREO and other repossessed assets	9,833	5,077
NET CASH PROVIDED BY INVESTING ACTIVITIES	536,271	61,732

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits	$(123,484)	$(803,482)
Net decrease in savings deposits	(43,774)	(1,221,795)
Net increase (decrease) in time deposit accounts	(539,558)	2,175,811
Net increase (decrease) in borrowings	53,840	(281,753)
Proceeds from Bank Term Funding Program advances	500,000	—
Proceeds from short term FHLB advances	643,309	51,000
Repayments of short term FHLB advances	(1,124,495)	(101,000)
Repayments of term debt	—	(60)
Proceeds from issuance of common stock	1,454	1,456
Dividends paid	(29,752)	(29,534)
NET CASH USED BY FINANCING ACTIVITIES	(662,460)	(209,357)
Net increase in cash and cash equivalents	50,933	37,100
Cash and cash equivalents at beginning of year	323,013	363,087
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$373,946	$400,187
Supplemental disclosures:
Cash paid for income/franchise taxes	$11,511	$40,303
Cash paid for interest	210,460	122,688
Loans transferred to OREO	5,111	239
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	13,155	3,741
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	—	5,825
Deposits transferred to held for sale	538,308	—
Loans transferred to held for sale	348,761	—
Dividends declared, not paid	2,071	2,074
Sales of securities available for sale, accrued, not settled	4,181	—

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2023	$110,705	$42,559	$1,084,112	$1,158,948	$(566,919)	$1,829,405
Comprehensive (loss) income				49,416	(8,321)	41,095
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.30 per share				(12,830)		(12,830)
Issuance of 85,818 shares of common stock		86	1,072			1,158
Stock based compensation			2,174			2,174
Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				102,192	44,766	146,958
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.60 per share				(25,570)		(25,570)
Issuance of 177,150 shares of common stock		178	(499)			(321)
Stock based compensation			6,893			6,893
Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990

Balance at March 31, 2024	$110,705	$42,784	$1,093,207	$1,178,330	$(446,193)	$1,978,833
Comprehensive (loss) income				39,742	20,775	60,517
Cash dividends declared:
Preferred, $175.00 per share				(2,012)		(2,012)
Common, $0.30 per share				(12,968)		(12,968)
Issuance of 68,510 shares of common stock		68	1,049			1,117
Stock based compensation			2,363			2,363
Balance at June 30, 2024	$110,705	$42,852	$1,096,619	$1,203,092	$(425,418)	$2,027,850

Balance at January 1, 2024	$110,705	$42,688	$1,090,740	$1,141,501	$(452,517)	$1,933,117
Comprehensive income (loss)				91,449	27,099	118,548
Cash dividends declared:
Preferred, $350.00 per share				(4,025)		(4,025)
Common, $0.60 per share				(25,833)		(25,833)
Issuance of 164,172 shares of common stock		164	(230)			(66)
Stock based compensation			6,109			6,109
Balance at June 30, 2024	$110,705	$42,852	$1,096,619	$1,203,092	$(425,418)	$2,027,850

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended June 30, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and six- months ended June 30, 2024 and 2023, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended June 30,
	2024	2023
Net income attributable to HTLF	$39,742	$49,416
Preferred dividends	(2,012)	(2,012)
Net income available to common stockholders	$37,730	$47,404

Weighted average common shares outstanding for basic earnings per share	42,918	42,696
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	142	62
Weighted average common shares for diluted earnings per share	43,060	42,758
Earnings per common share — basic	$0.88	$1.11
Earnings per common share — diluted	$0.88	$1.11
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	88	59
Number of antidilutive stock options excluded from diluted earnings per share computation	53	221

	Six Months Ended June 30,
	2024	2023
Net income	$91,449	$102,192
Preferred dividends	(4,025)	(4,025)
Net income available to stockholders	$87,424	$98,167

Weighted average common shares outstanding for basic earnings per share	42,862	42,655
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	139	98
Weighted average common shares for diluted earnings per share	43,001	42,753
Earnings per common share — basic	$2.03	$2.30
Earnings per common share — diluted	$2.03	$2.30
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	6	95
Number of antidilutive stock options excluded from diluted earnings per share computation	53	62

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Subsequent to June 30, 2024, in July 2024, HTLF Bank closed on the sale of all nine Rocky Mountain Bank branches in Montana, including loans of $343.8 million and deposits of $531.8 million. The expected gain of $30 million will be realized in the third quarter of 2024.

Effect of New Financial Accounting Standards

ASU 2023-02
In March 2023, the FASB issued ASU 2023-02 "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)." ASU 2023-02 expands the permitted use of the proportional amortization method, which is currently only available to low-income housing tax credit investments, to other tax equity investments if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the income tax benefits received and both the amortization of the investment and the income tax benefits received are recognized as a component of income tax expense. This ASU was effective on January 1, 2024. HTLF has elected to use the proportional amortization method for investments in low-income housing projects. The amendments in this ASU do not have a material impact on the results of operations or financial position.

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

Qualified Affordable Housing Investments

HTLF uses the proportional amortization method for investments in low-income housing projects. HTLF’s net investments in low-income housing projects were $5.5 million and $5.9 million as of June 30, 2024, and December 31, 2023, respectively, and are included in other assets in the consolidated balance sheet.

With respect to HTLF’s investment in low-income housing projects for the quarter ended June 30, 2024, we recognized income tax credits and other income tax benefits of $257,000 and $33,000, respectively. The total income tax benefits of $290,000 are partially offset in the “income taxes” item in the consolidated statements of income by $235,000 of investment amortization recognized, for a net income tax benefit of $55,000. The cash flows related to the total income tax benefits are presented in the following line items in the statement of cash flows:
•$55,000 Net Income Tax Benefit, in the "Net income" line item in operating activities;
•$235,000 Investment Amortization, in the "Other, net" line item, which is an adjustment to reconcile net income to cash from operating activities;
•$257,000 Tax Credits, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities; and
•$33,000 Other Tax Benefits Recognized, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities.
There was no non-income-tax-related activity or impairment losses related to the low-income housing investments this reporting period.

With respect to HTLF’s investment in low-income housing projects for the six months ended June 30, 2024, we recognized income tax credits and other income tax benefits of $513,000 and $66,000, respectively. The total income tax benefits of $579,000 are partially offset in the “income taxes” item in the consolidated statements of income by $470,000 of investment amortization recognized, for a net income tax benefit of $109,000. The cash flows related to the total income tax benefits are presented in the following line items in the statement of cash flows:
•$109,000 Net Income Tax Benefit, in the "Net income" line item in operating activities;
•$470,000 Investment Amortization, in the "Other, net" line item, which is an adjustment to reconcile net income to cash from operating activities;
•$513,000 Tax Credits, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities; and
•$66,000 Other Tax Benefits Recognized, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities.
There was no non-income-tax-related activity or impairment losses related to the low-income housing investments this reporting period.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of June 30, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
U.S. treasuries	$15,997	$—	$(150)	$15,847
U.S. agencies	12,729	—	(129)	12,600
Obligations of states and political subdivisions	834,260	10	(109,805)	724,465
Mortgage-backed securities - agency	1,559,738	10	(230,460)	1,329,288
Mortgage-backed securities - non-agency	1,408,505	257	(72,622)	1,336,140
Commercial mortgage-backed securities - agency	71,770	—	(11,269)	60,501
Commercial mortgage-backed securities - non-agency	397,330	—	(9,391)	387,939
Asset-backed securities	193,022	—	(16,640)	176,382
Corporate bonds	121,888	—	(1,582)	120,306
Total debt securities	4,615,239	277	(452,048)	4,163,468
Equity securities with a readily determinable fair value	21,586	—	—	21,586
Total	$4,636,825	$277	$(452,048)	$4,185,054
December 31, 2023
U.S. treasuries	$32,459	$—	$(341)	$32,118
U.S. agencies	14,724	—	(194)	14,530
Obligations of states and political subdivisions	839,754	25	(98,534)	741,245
Mortgage-backed securities - agency	1,620,409	13	(226,793)	1,393,629
Mortgage-backed securities - non-agency	1,616,414	363	(87,649)	1,529,128
Commercial mortgage-backed securities - agency	76,076	—	(11,288)	64,788
Commercial mortgage-backed securities - non-agency	526,974	—	(12,116)	514,858
Asset-backed securities	232,140	—	(14,770)	217,370
Corporate bonds	120,338	—	(2,169)	118,169
Total debt securities	5,079,288	401	(453,854)	4,625,835
Equity securities with a readily determinable fair value	21,056	—	—	21,056
Total	$5,100,344	$401	$(453,854)	$4,646,891

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of June 30, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2024
Obligations of states and political subdivisions	$842,980	$2,246	(35,710)	$809,516
Total	$842,980	$2,246	$(35,710)	$809,516
December 31, 2023
Obligations of states and political subdivisions	$838,241	$3,622	$(25,464)	$816,399
Total	$838,241	$3,622	$(25,464)	$816,399

As of June 30, 2024, and December 31, 2023, HTLF had $26.3 million and $28.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at June 30, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$13,642	$13,509
Due in 1 to 5 years	57,666	56,991
Due in 5 to 10 years	28,145	24,841
Due after 10 years	885,421	777,877
Total debt securities	984,874	873,218
Mortgage and asset-backed securities	3,630,365	3,290,250
Equity securities with a readily determinable fair value	21,586	21,586
Total investment securities	$4,636,825	$4,185,054

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$9,259	$9,266
Due in 1 to 5 years	92,315	91,718
Due in 5 to 10 years	218,329	213,258
Due after 10 years	523,077	495,274
Total debt securities	$842,980	$809,516

As of June 30, 2024, and December 31, 2023, securities with a carrying value of $2.57 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and six months ended June 30, 2024 and 2023, are summarized as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$97,836	$140,290	$97,836	$286,738
Gross security gains	—	483	—	483
Gross security losses	10,556	808	10,556	1,912

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of June 30, 2024, and December 31, 2023. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was June 30, 2023, and December 31, 2022, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2024
U.S. treasuries	$2,971	$(25)	1	$12,876	$(125)	3	$15,847	$(150)	4
U.S. agencies	—	—	—	12,600	(129)	4	12,600	(129)	4
Obligations of states and political subdivisions	1,679	(24)	3	718,773	(109,781)	148	720,452	(109,805)	151
Mortgage-backed securities - agency	—	—	—	1,328,609	(230,460)	164	1,328,609	(230,460)	164
Mortgage-backed securities - non-agency	259,143	(16,261)	6	839,345	(56,361)	37	1,098,488	(72,622)	43
Commercial mortgage-backed securities - agency	—	—	—	60,501	(11,269)	15	60,501	(11,269)	15
Commercial mortgage-backed securities - non-agency	—	—	—	380,125	(9,391)	14	380,125	(9,391)	14
Asset-backed securities	120,432	(11,360)	4	55,950	(5,280)	5	176,382	(16,640)	9
Corporate bonds	—	—	—	57,611	(1,582)	8	57,611	(1,582)	8
Total temporarily impaired securities	$384,225	$(27,670)	14	$3,466,390	$(424,378)	398	$3,850,615	$(452,048)	412
December 31, 2023
U.S. treasuries	$2,985	$(12)	1	$26,138	$(329)	3	$29,123	$(341)	4
U.S. agencies	—	—	—	14,530	(194)	4	14,530	(194)	4
Obligations of states and political subdivisions	1,440	(65)	1	736,653	(98,469)	150	738,093	(98,534)	151
Mortgage-backed securities - agency	194	(2)	2	1,392,769	(226,791)	166	1,392,963	(226,793)	168
Mortgage-backed securities - non-agency	415,934	(24,568)	12	902,291	(63,081)	35	1,318,225	(87,649)	47
Commercial mortgage-backed securities - agency	—	—	—	64,788	(11,288)	17	64,788	(11,288)	17
Commercial mortgage-backed securities - non-agency	—	—	—	507,044	(12,116)	16	507,044	(12,116)	16
Asset-backed securities	148,063	(9,723)	4	69,307	(5,047)	7	217,370	(14,770)	11
Corporate bonds	61,031	(111)	1	57,138	(2,058)	8	118,169	(2,169)	9
Total temporarily impaired securities	$629,647	$(34,481)	21	$3,770,658	$(419,373)	406	$4,400,305	$(453,854)	427

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
June 30, 2024
Obligations of states and political subdivisions	$27,460	$(472)	9	$704,626	$(35,238)	147	$732,086	$(35,710)	156
Total temporarily impaired securities	$27,460	(472)	9	$704,626	$(35,238)	147	$732,086	(35,710)	156
December 31, 2023
Obligations of states and political subdivisions	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149
Total temporarily impaired securities	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to HTLF's purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because, as of June 30, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2024 and 2023.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the declines in fair value are attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because, as of June 30, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and six months ended June 30, 2024 and 2023.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of June 30, 2024, and December 31, 2023, which are updated quarterly and used to monitor the credit quality of the securities:

	June 30, 2024	December 31, 2023
Rating
AAA	$101,620	$88,550
AA, AA+, AA-	565,305	583,816
A+, A, A-	151,225	139,658
BBB	20,288	20,133
Not Rated	4,542	6,084
Total	$842,980	$838,241

Included in other investments were shares of stock in Federal Home Loan Bank (the "FHLB") at an amortized cost of $4.1 million at June 30, 2024, and $25.8 million at December 31, 2023.

HTLF Bank is required by federal law to maintain FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at June 30, 2024, and December 31, 2023, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of June 30, 2024, and December 31, 2023, were as follows, in thousands:

	June 30, 2024	December 31, 2023
Loans receivable held to maturity:
Commercial and industrial	$3,541,239	$3,652,047
Paycheck Protection Program ("PPP")	1,864	2,777
Owner occupied commercial real estate	2,555,964	2,638,175
Non-owner occupied commercial real estate	2,434,258	2,553,711
Real estate construction	1,082,726	1,011,716
Agricultural and agricultural real estate	802,958	919,184
Residential real estate	733,401	797,829
Consumer	455,899	493,206
Total loans receivable held to maturity	11,608,309	12,068,645
Allowance for credit losses	(126,861)	(122,566)
Loans receivable, net	$11,481,448	$11,946,079

As of June 30, 2024, and December 31, 2023, HTLF had $64.4 million and $65.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at June 30, 2024, and December 31, 2023, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships on nonaccrual with $500,000 or more of total exposure are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
June 30, 2024
Commercial and industrial	$22,729	$22,071	$44,800	$42,667	$3,498,572	$3,541,239
PPP	—	—	—	—	1,864	1,864
Owner occupied commercial real estate	3	14,711	14,714	12,582	2,543,382	2,555,964
Non-owner occupied commercial real estate	—	13,697	13,697	—	2,434,258	2,434,258
Real estate construction	22	32,188	32,210	697	1,082,029	1,082,726
Agricultural and agricultural real estate	6,773	2,132	8,905	31,484	771,474	802,958
Residential real estate	—	5,036	5,036	727	732,674	733,401
Consumer	—	7,499	7,499	—	455,899	455,899
Total	$29,527	$97,334	$126,861	$88,157	$11,520,152	$11,608,309

December 31, 2023
Commercial and industrial	$18,425	$22,254	$40,679	$41,847	$3,610,200	$3,652,047
PPP	—	—	—	—	2,777	2,777
Owner occupied commercial real estate	—	17,156	17,156	30,400	2,607,775	2,638,175
Non-owner occupied commercial real estate	—	17,249	17,249	—	2,553,711	2,553,711
Real estate construction	56	28,717	28,773	697	1,011,019	1,011,716
Agricultural and agricultural real estate	1,932	2,360	4,292	6,700	912,484	919,184
Residential real estate	—	5,845	5,845	741	797,088	797,829
Consumer	—	8,572	8,572	—	493,206	493,206
Total	$20,413	$102,153	$122,566	$80,385	$11,988,260	$12,068,645

The following tables show the amortized cost basis as of June 30, 2024 and June 30, 2023, of the loans modified during the three and six months ended June 30, 2024 and June 30, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Three Months Ended June 30, 2024	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Non-owner occupied commercial real estate	$614	0.03%	$—	—%	$—	—%
Real estate construction	—	—	—	—	3,116	0.29
Residential real estate	1,348	0.18	—	—	—	—
Consumer	169	0.04	—	—	—	—
Total	$2,131	0.02%	$—	—%	$3,116	0.03%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Three Months Ended June 30, 2023	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$1,411	0.04%	$—	—%	$—	—%
Agricultural and agricultural real estate	1,354	0.16	—	—	—	—
Total	$2,765	0.02%	$—	—%	$—	—%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments			Term Extension and Interest Rate Reduction
For the Six Months Ended June 30, 2024	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis		% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$266	0.01%	$—		—%	$—	—%
Non-owner occupied commercial real estate	614	0.03	—	0	—	—	—
Real estate construction	739	0.07	—		—	3,116	0.29
Residential real estate	1,348	0.18	—		—	—	—
Consumer	169	0.04	—		—
Total	$3,136	0.03%	$—		—%	$3,116	0.03%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Six Months Ended June 30, 2023	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial	$5,073	0.14%	$—	—%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.21	—	—
Real estate construction	1,477	0.15	—	—	—	—
Agricultural and agricultural real estate	1,354	0.16	—	—	—	—
Residential real estate	752	0.09	—	—	—	—
Total	$8,656	0.07%	$5,043	0.04%	$—	—%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty in the six months ending June 30, 2024 and June 30, 2023.

For the Six Months Ended June 30, 2024	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)	Weighted Average Term Extension and Interest Rate Reduction (months)
Commercial and industrial	6	0	0
Non-owner occupied commercial real estate	4	0	25
Real estate construction	4	0	0
Residential real estate	2	0	0
Consumer	86	0	0

For the Six Months Ended June 30, 2023	Weighted Average Term Extension (months)	Weighted Average Term Extension and Interest Only Payments (months)	Weighted Average Term Extension and Interest Rate Reduction (months)
Commercial and industrial	9	0	0
Owner occupied commercial real estate	0	12	0
Real estate construction	6	0	0
Agricultural and agricultural real estate	9	0	0
Residential real estate	12	0	0

At June 30, 2024, there were no unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2024, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the six months ended June 30, 2024 and June 30, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
June 30, 2024
Commercial and industrial	$—	$—	$—	$—	$267	$—
Non-owner occupied commercial real estate	—	—	—	—	614	—
Real estate construction	—	—	—	—	3,855	—
Residential real estate	—	—	—	—	1,347	—
Consumer	—	—	—	—	—	169
Total	$—	$—	$—	$—	$6,083	$169

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
June 30, 2023
Commercial and industrial	$—	$—	$—	$—	$5,073	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,477
Agricultural and agricultural real estate	—	—	—	—	1,354	—
Residential real estate	—	—	—	—	—	752
Total	$—	$—	$—	$—	$11,470	$2,229

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay these loans make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity, capital, and the resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of June 30, 2024, and December 31, 2023.

The following table shows the risk category of loans by loan category, year of origination and charge-offs as of June 30, 2024, in thousands:

As of June 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total
Commercial and industrial
Pass	$295,000	$512,146	$618,107	$261,964	$154,860	$358,689	$1,068,196	$3,268,962
Watch	13,856	28,148	32,584	18,695	833	8,763	81,055	183,934
Substandard	312	6,131	16,329	1,723	3,751	9,041	51,056	88,343
Commercial and industrial total	$309,168	$546,425	$667,020	$282,382	$159,444	$376,493	$1,200,307	$3,541,239
Commercial and industrial charge-offs	$—	$8	$1,127	$784	$3,283	$30	$2,979	$8,211

PPP
Pass	$—	$—	$—	$1,610	$31	$—	$—	$1,641
Watch	—	—	—	223	—	—	—	223
Substandard	—	—	—	—	—	—	—	—
PPP total	$—	$—	$—	$1,833	$31	$—	$—	$1,864
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied commercial real estate
Pass	$110,750	$425,238	$510,666	$711,407	$200,668	$368,105	$42,998	$2,369,832
Watch	2,788	4,983	36,793	11,004	2,920	39,109	—	97,597
Substandard	—	23,401	32,536	4,913	20,499	7,186	—	88,535
Owner occupied commercial real estate total	$113,538	$453,622	$579,995	$727,324	$224,087	$414,400	$42,998	$2,555,964
Owner occupied commercial real estate charge-offs	$—	$—	$87	$—	$248	$62	$—	$397

Non-owner occupied commercial real estate
Pass	$75,332	$423,879	$648,769	$401,764	$181,074	$434,109	$16,812	$2,181,739
Watch	3,943	67,195	44,057	4,601	4,097	67,735	—	191,628
Substandard	—	—	135	8,538	—	52,218	—	60,891
Non-owner occupied commercial real estate total	$79,275	$491,074	$692,961	$414,903	$185,171	$554,062	$16,812	$2,434,258
Non-owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of June 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total

Real estate construction
Pass	$64,091	$323,350	$404,646	$104,823	$7,544	$10,269	$7,324	$922,047
Watch	—	917	20,576	44,063	71	24,656	—	90,283
Substandard	3,116	9,375	57,650	88	—	81	86	70,396
Real estate construction total	$67,207	$333,642	$482,872	$148,974	$7,615	$35,006	$7,410	$1,082,726
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$50,760	$113,573	$178,283	$98,886	$49,712	$58,360	$204,938	$754,512
Watch	755	3,095	1,291	420	152	73	6,648	12,434
Substandard	526	181	19,399	2,040	1,582	12,284	—	36,012
Agricultural and agricultural real estate total	$52,041	$116,849	$198,973	$101,346	$51,446	$70,717	$211,586	$802,958
Agricultural and agricultural real estate charge-offs	$—	$—	$52	$—	$8	$167	$648	$875

Residential real estate
Pass	$26,824	$61,048	$155,494	$214,982	$64,465	$173,439	$19,687	$715,939
Watch	2	534	998	1,452	1,829	3,537	250	8,602
Substandard	—	727	140	3,222	366	4,405	—	8,860
Residential real estate total	$26,826	$62,309	$156,632	$219,656	$66,660	$181,381	$19,937	$733,401
Residential real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$18,993	$36,800	$50,951	$29,240	$3,133	$6,709	$301,963	$447,789
Watch	49	901	94	203	17	802	2,546	4,612
Substandard	334	51	317	372	108	1,377	939	3,498
Consumer total	$19,376	$37,752	$51,362	$29,815	$3,258	$8,888	$305,448	$455,899
Consumer charge-offs	$10	$51	$92	$62	$13	$49	$1,721	$1,998

Total Pass	$641,750	$1,896,034	$2,566,916	$1,824,676	$661,487	$1,409,680	$1,661,918	$10,662,461
Total Watch	21,393	105,773	136,393	80,661	9,919	144,675	90,499	589,313
Total Substandard	4,288	39,866	126,506	20,896	26,306	86,592	52,081	356,535
Total Loans	$667,431	$2,041,673	$2,829,815	$1,926,233	$697,712	$1,640,947	$1,804,498	$11,608,309

Total charge-offs	$10	$59	$1,358	$846	$3,552	$308	$5,348	$11,481

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2023, in thousands.

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$608,030	$779,218	$333,900	$187,406	$78,455	$327,775	$1,159,397	$3,474,181
Watch	20,694	19,788	257	3,631	2,398	2,953	28,749	78,470
Substandard	20,171	12,658	2,636	5,447	18,535	7,489	32,460	99,396
Commercial and industrial total	$648,895	$811,664	$336,793	$196,484	$99,388	$338,217	$1,220,606	$3,652,047
Commercial and industrial charge-offs	$245	$794	$680	$1,425	$563	$1,949	$2,966	$8,622

PPP
Pass	$—	$—	$2,591	$50	$—	$—	$—	$2,641
Watch	—	—	89	—	—	—	—	89
Substandard	—	—	47	—	—	—	—	47
PPP total	$—	$—	$2,727	$50	$—	$—	$—	$2,777
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total

Owner occupied commercial real estate
Pass	$443,683	$547,898	$799,978	$225,257	$225,405	$224,608	$41,072	$2,507,901
Watch	8,052	25,947	13,114	2,662	8,115	7,553	—	65,443
Substandard	31,904	10,489	2,268	11,609	6,390	2,171	—	64,831
Owner occupied commercial real estate total	$483,639	$584,334	$815,360	$239,528	$239,910	$234,332	$41,072	$2,638,175
Owner occupied commercial real estate charge-offs	$—	$802	$—	$5	$—	$63	$—	$870

Non-owner occupied commercial real estate
Pass	$480,683	$656,824	$423,420	$203,330	$262,541	$251,499	$26,978	$2,305,275
Watch	71,400	34,651	8,237	3,834	27,345	57,083	—	202,550
Substandard	5,043	952	1,391	—	4,238	34,262	—	45,886
Non-owner occupied commercial real estate total	$557,126	$692,427	$433,048	$207,164	$294,124	$342,844	$26,978	$2,553,711
Non-owner occupied commercial real estate charge-offs	$—	$52	$—	$29	$399	$147	$—	$627

Real estate construction
Pass	$283,519	$468,646	$176,604	$9,889	$11,048	$3,405	$6,486	$959,597
Watch	629	33,220	9,418	72	—	65	—	43,404
Substandard	—	8,522	—	107	—	—	86	8,715
Real estate construction total	$284,148	$510,388	$186,022	$10,068	$11,048	$3,470	$6,572	$1,011,716
Real estate construction charge-offs	$284	$—	$—	$32	$—	$—	$—	$316

Agricultural and agricultural real estate
Pass	$152,665	$208,375	$114,798	$67,006	$28,247	$43,663	$260,941	$875,695
Watch	2,245	16,257	293	622	70	349	427	20,263
Substandard	12	7,616	1,649	4	855	12,591	499	23,226
Agricultural and agricultural real estate total	$154,922	$232,248	$116,740	$67,632	$29,172	$56,603	$261,867	$919,184
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$9	$—	$1	$5,309	$5,319

Residential real estate
Pass	$71,470	$177,564	$241,362	$73,029	$42,526	$155,899	$19,534	$781,384
Watch	171	973	945	659	158	4,845	—	7,751
Substandard	741	150	3,400	464	290	3,649	—	8,694
Residential real estate total	$72,382	$178,687	$245,707	$74,152	$42,974	$164,393	$19,534	$797,829
Residential real estate charge-offs	$—	$59	$124	$—	$—	$—	$—	$183

Consumer
Pass	$45,595	$62,900	$35,459	$7,731	$3,663	$6,109	$324,218	$485,675
Watch	730	84	694	21	41	644	2,060	4,274
Substandard	80	308	401	75	159	1,769	465	3,257
Consumer total	$46,405	$63,292	$36,554	$7,827	$3,863	$8,522	$326,743	$493,206
Consumer charge-offs	$2	$246	$154	$27	$19	$112	$3,117	$3,677

Total Pass	$2,085,645	$2,901,425	$2,128,112	$773,698	$651,885	$1,012,958	$1,838,626	$11,392,349
Total Watch	103,921	130,920	33,047	11,501	38,127	73,492	31,236	422,244
Total Substandard	57,951	40,695	11,792	17,706	30,467	61,931	33,510	254,052
Total Loans	$2,247,517	$3,073,040	$2,172,951	$802,905	$720,479	$1,148,381	$1,903,372	$12,068,645

Total charge-offs	$531	$1,953	$958	$1,527	$981	$2,272	$11,392	$19,614

Included in the nonpass loans at June 30, 2024, and December 31, 2023, were $223,000 and $136,000, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration.

Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

As of June 30, 2024, HTLF had $1.1 million of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at June 30, 2024, and December 31, 2023, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
June 30, 2024
Commercial and industrial	$7,061	$2,470	$251	$9,782	$3,483,319	$48,138	$3,541,239
PPP	—	—	—	—	1,864	—	1,864
Owner occupied commercial real estate	3,471	73	—	3,544	2,539,381	13,039	2,555,964
Non-owner occupied commercial real estate	—	—	—	—	2,434,123	135	2,434,258
Real estate construction	9,519	1,863	—	11,382	1,070,480	864	1,082,726
Agricultural and agricultural real estate	245	18	349	612	768,281	34,065	802,958
Residential real estate	1,321	205	—	1,526	726,372	5,503	733,401
Consumer	2,266	230	63	2,559	451,961	1,379	455,899
Total loans receivable held to maturity	$23,883	$4,859	$663	$29,405	$11,475,781	$103,123	$11,608,309
December 31, 2023
Commercial and industrial	$1,738	$126	$2,203	$4,067	$3,601,165	$46,815	$3,652,047
PPP	94	53	—	147	2,630	—	2,777
Owner occupied commercial real estate	205	2,664	74	2,943	2,603,640	31,592	2,638,175
Non-owner occupied commercial real estate	875	—	—	875	2,552,469	367	2,553,711
Real estate construction	332	—	—	332	1,010,601	783	1,011,716
Agricultural and agricultural real estate	121	—	12	133	909,841	9,210	919,184
Residential real estate	2,082	273	21	2,376	790,367	5,086	797,829
Consumer	2,257	150	197	2,604	489,029	1,573	493,206
Total loans receivable held to maturity	$7,704	$3,266	$2,507	$13,477	$11,959,742	$95,426	$12,068,645

Loans delinquent 30 to 89 days as a percent of total loans were 0.25% at June 30, 2024, compared to 0.09% at December 31, 2023.

HTLF recognized $0 of interest income on nonaccrual loans during the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, and December 31, 2023, HTLF had $28.1 million and $52.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and six- months ended June 30, 2024, and June 30, 2023, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2024	$41,105	$14,395	$15,770	$34,925	$5,108	$5,155	$7,476	$123,934
Charge-offs	(5,914)	(397)	—	—	(608)	—	(469)	(7,388)
Recoveries	170	—	—	—	9	70	329	578
Provision (benefit)	9,439	716	(2,073)	(2,715)	4,396	(189)	163	9,737
Balance at June 30, 2024	$44,800	$14,714	$13,697	$32,210	$8,905	$5,036	$7,499	$126,861

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2023	$40,679	$17,156	$17,249	$28,773	$4,292	$5,845	$8,572	$122,566
Charge-offs	(8,211)	(397)	—	—	(875)	—	(1,998)	(11,481)
Recoveries	732	—	—	—	9	105	1,525	2,371
Provision (benefit)	11,600	(2,045)	(3,552)	3,437	5,479	(914)	(600)	13,405
Balance at June 30, 2024	$44,800	$14,714	$13,697	$32,210	$8,905	$5,036	$7,499	$126,861

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at March 31, 2023	$31,823	$14,151	$17,062	$30,138	$2,546	$7,564	$9,423	$112,707
Charge-offs	(3,686)	(5)	(29)	—	(5,309)	(59)	(525)	(9,613)
Recoveries	118	—	—	2	1	—	154	275
Provision (benefit)	1,141	563	943	(1,894)	6,273	139	664	7,829
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(5,137)	(19)	(29)	—	(5,309)	(59)	(1,211)	(11,764)
Recoveries	1,840	112	—	19	11	19	1,465	3,466
Provision (benefit)	3,622	668	1,466	(1,771)	6,175	(27)	(120)	10,013
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio. The provision expense in the six months ended June 30, 2024 was reduced by $2.6 million due to the transfer of $348.8 million of Rocky Mountain Bank loans to held for sale.

Changes in the allowance for credit losses for unfunded commitments for the three and six months ended June 30, 2024, and June 30, 2023, were as follows:

	For the Three Months Ended June 30,
	2024	2023
Balance at March 31,	$13,786	$21,086
Provision (benefit)	(729)	(2,450)
Balance at June 30,	$13,057	$18,636

	For the Six Months Ended June 30,
	2024	2023
Balance at December 31,	$16,468	$20,196
Provision (benefit)	(3,411)	(1,560)
Balance at June 30,	$13,057	$18,636

NOTE 5: GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both June 30, 2024, and December 31, 2023. HTLF conducts an annual internal assessment of the goodwill both at the consolidated level and at the reporting unit level as of September 30, as well as when required due to triggering events related to the uncertainty of the value of the goodwill on HTLF's balance sheet. HTLF conducted its annual internal assessment of the goodwill at HTLF or HTLF's reporting units as of September 30. There was no goodwill impairment as of the most recent assessment.

The gross carrying amount of other intangible assets consisted of core deposit intangibles and the associated accumulated amortization at June 30, 2024, and December 31, 2023, are presented in the table below, in thousands:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$85,684	$15,501	$101,185	$82,770	$18,415
Total	$101,185	$85,684	$15,501	$101,185	$82,770	$18,415

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Six months ending December 31, 2024	$2,677
Year ending December 31,
2025	4,700
2026	3,533
2027	2,601
2028	1,287
2029	466
Thereafter	237
Total	$15,501

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

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts that contain collateral posting provisions with counterparties that meet HTLF’s credit standards. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $591,000 of collateral at June 30, 2024, compared to $27.7 million as of December 31, 2023, related to derivative financial instruments. HTLF's counterparties were required to pledge $104.5 million at June 30, 2024, compared to $44.8 million at December 31, 2023.

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

HTLF had no derivative instruments designated as cash flow hedges at June 30, 2024.

The table below identifies the gains and losses recognized on HTLF's terminated derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2024, and June 30, 2023, in thousands:

	Effective Portion
	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended June 30, 2024
Interest rate swap	$—	Interest income	$245
Six Months Ended June 30, 2024
Interest rate swap	$—	Interest income	$210
Three Months Ended June 30, 2023
Interest rate swap	$—	Interest income	$63
Six Months Ended June 30, 2023
Interest rate swap	$1,952	Interest income	$(701)

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

During 2023, HTLF entered into interest rate swaps designated as fair value hedges with initial notional amounts totaling $838.1 million primarily designed to provide protection for unrealized securities losses against the impact of higher mid-to-long term interest rates. HTLF also executed interest rate swaps designated as fair value hedges with total original notional amounts of $2.50 billion to convert certain long-term fixed rate loans to floating rates to hedge interest rate risk exposure using the portfolio layer method, which allows HTLF to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow.

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps as of June 30, 2024 and December 31, 2023, in thousands:

	Fair Value	Balance Sheet Category
June 30, 2024
Interest rate swaps-loans receivable held to maturity	$14,914	Other assets
Interest rate swaps-securities carried at fair value	51,297	Other assets
Interest rate swaps-loans receivable held to maturity	2,267	Other liabilities
December 31, 2023
Interest rate swaps-loans receivable held to maturity	$5,027	Other assets
Interest rate swaps-securities carried at fair value	23,182	Other assets
Interest rate swaps-loans receivable held to maturity	27,554	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as fair value hedge accounting relationships at June 30, 2024, and December 31, 2023, in thousands:

	Location in the consolidated balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
June 30, 2024
Interest rate swap	Loans receivable held to maturity	$2,489,744	$(10,762)
Interest rate swap	Securities carried at fair value	734,510	(49,140)
December 31, 2023
Interest rate swap	Loans receivable held to maturity	$2,525,261	$24,652
Interest rate swap	Securities carried at fair value	786,716	(20,979)

The table below identifies the net impact to interest income recognized on HTLF's fair value hedges specific to the fair value remeasurements and the income statement classification where it is recorded in comparison to the total amount of interest income presented on the consolidated statements of income for the three- and six- months ended June 30, 2024, and June 30, 2023, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) recognized in interest income and fees on loans	$7	$3	$15	$3
Total amount of interest and fees on loans	199,161	168,899	394,822	322,742
Gain (loss) recognized in interest income on securities-taxable	(85)	74	(388)	74
Total amount of interest on securities-taxable	47,381	58,172	94,395	114,148

The table below identifies the effect of fair value hedge accounting on the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hedged item (loans receivable held to maturity)	$(4,870)	$(12,897)	$(35,399)	$(12,882)
Hedged item (securities carried at fair value)	(8,398)	(29,510)	(28,549)	(29,510)
Derivatives designated as hedging instruments on loans receivable held to maturity	4,877	12,900	35,414	12,885
Derivatives designated as hedging instruments on securities carried at fair value	8,313	29,584	28,161	29,584

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at June 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2024
Embedded derivatives	$2,296	$62	Other assets
December 31, 2023
Embedded derivatives	$2,391	$61	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and six- months ended June 30, 2024, and June 30, 2023, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) recognized in other noninterest income on embedded derivatives	$(8)	$20	$1	$(17)

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2024, and June 30, 2023, no gain or loss was recognized. HTLF recognized $1.6 million and $2.5 million in fee income related to executing back-to-back loan swaps for customers for the three and six months ended June 30, 2024, respectively, compared to $3.1 million and $5.1 million for the three and six months ended June 30, 2023, respectively.

The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2024
Customer interest rate swaps	$1,844,969	$62,576	Other assets
Customer interest rate swaps	1,844,969	(62,576)	Other liabilities
December 31, 2023
Customer interest rate swaps	$1,672,729	$56,634	Other assets
Customer interest rate swaps	1,672,729	(56,634)	Other liabilities

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at June 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2024
Undesignated interest rate swaps	$2,296	$(62)	Other liabilities
December 31, 2023
Undesignated interest rate swaps	$2,391	$(61)	Other liabilities

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. As of the balance sheet dates presented above there were no interest rate lock commitments or forward commitments. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and six- months ended June 30, 2024, and June 30, 2023, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate lock commitments (mortgage)	$—	$(128)	$—	$282
Forward commitments	—	(181)	—	91
Undesignated interest rate swaps	8	(20)	(1)	17

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

Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value on an aggregate basis. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, HTLF classifies loans held for sale subjected to nonrecurring fair value adjustments as Level 2. As of June 30, 2024, loans held for sale includes $348.8 million related to the Rocky Mountain Bank division. HTLF Bank signed definitive agreements in February 2024 to sell all nine Rocky Mountain Bank branches in Montana.

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

Premises, Furniture and Equipment Held for Sale
HTLF considers third party appraisals less estimated disposal costs, as well as independent fair value assessments from realtors or persons involved in selling bank premises, furniture and equipment, in determining the fair value of particular properties held for sale. Accordingly, the valuation of premises, furniture and equipment held for sale is subject to significant external and internal judgment. HTLF periodically reviews premises, furniture and equipment held for sale to determine if the fair value of the property, less disposal costs, has declined below its recorded book value and records any adjustments accordingly. Premises, furniture and equipment held for sale are classified as nonrecurring Level 3 in the fair value hierarchy. As of June 30, 2024, premises, furniture and equipment held for sale includes $13.2 million related to the Rocky Mountain Bank division. HTLF Bank signed definitive agreements in February 2024 to sell all nine Rocky Mountain Bank branches in Montana. The properties will transfer upon completion of the sales transactions.

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2024, and December 31, 2023, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Securities available for sale
U.S. treasuries	$15,847	$15,847	$—	$—
U.S. agencies	12,600	—	12,600	—
Obligations of states and political subdivisions	724,465	—	724,465	—
Mortgage-backed securities - agency	1,329,288	—	1,329,288	—
Mortgage-backed securities - non-agency	1,336,140	—	1,336,140	—
Commercial mortgage-backed securities - agency	60,501	—	60,501	—
Commercial mortgage-backed securities - non-agency	387,939	—	387,939	—
Asset-backed securities	176,382	—	176,382	—
Corporate bonds	120,306	—	120,306	—
Equity securities with a readily determinable fair value	21,586	—	21,586	—
Derivative financial instruments(1)	128,849	—	128,849	—
Total assets at fair value	$4,313,903	$15,847	$4,298,056	$—
Liabilities
Derivative financial instruments(2)	$64,905	$—	$64,905	$—
Total liabilities at fair value	$64,905	$—	$64,905	$—
December 31, 2023
Assets
Securities available for sale
U.S. treasuries	$32,118	$32,118	$—	$—
U.S. agencies	14,530	—	14,530	—
Obligations of states and political subdivisions	741,245	—	741,245	—
Mortgage-backed securities - agency	1,393,629	—	1,393,629	—
Mortgage-backed securities - non-agency	1,529,128	—	1,529,128	—
Commercial mortgage-backed securities - agency	64,788	—	64,788	—
Commercial mortgage-backed securities - non-agency	514,858	—	514,858	—
Asset-backed securities	217,370	—	217,370	—
Corporate bonds	118,169	—	118,169	—
Equity securities with a readily determinable fair value	21,056	—	21,056	—
Derivative financial instruments(1)	84,904	—	84,904	—
Total assets at fair value	$4,731,795	$32,118	$4,699,677	$—
Liabilities
Derivative financial instruments(2)	$84,249	$—	$84,249	$—
Total liabilities at fair value	$84,249	$—	$84,249	$—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis as of June 30, 2024, and December 31, 2023, in thousands:

	Fair Value Measurements at June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$19,938	$—	$—	$19,938	$3,351
Owner occupied commercial real estate	12,579	—	—	12,579	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	675	—	—	675	—
Agricultural and agricultural real estate	24,711	—	—	24,711	—
Residential real estate	727	—	—	727	—
Total collateral dependent individually assessed loans	$58,630	$—	$—	$58,630	$3,351
Loans held for sale	$348,761	$—	$348,761	$—	$—
Other real estate owned	7,533	—	—	7,533	696
Premises, furniture and equipment held for sale	16,181	—	—	16,181	89

	Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$23,422	$—	$—	$23,422	$554
Owner occupied commercial real estate	30,400	—	—	30,400	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	642	—	—	642	—
Agricultural and agricultural real estate	4,768	—	—	4,768	5,309
Residential real estate	741	—	—	741	—
Total collateral dependent individually assessed loans	$59,973	$—	$—	$59,973	$5,863
Loans held for sale	$5,071	$—	$5,071	$—	$—
Other real estate owned	12,548	—	—	12,548	2,967
Premises, furniture and equipment held for sale	4,069	—	—	4,069	2,786

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 6/30/2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$7,533	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Premises, furniture and equipment held for sale	16,181	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Collateral dependent individually assessed loans:
Commercial	19,938	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-14%(2)
Owner occupied commercial real estate	12,579	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Non-owner occupied commercial real estate	—	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	675	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	24,711	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-15%(2)
Residential real estate	727	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)

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

	Fair Value at 12/31/2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$12,548	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Premises, furniture and equipment held for sale	4,069	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Collateral dependent individually assessed loans:
Commercial and industrial	23,422	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-12%(2)
Owner occupied commercial real estate	30,400	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-20%(2)
Non-owner occupied commercial real estate	—	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	642	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	4,768	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Residential real estate	741	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)

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

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of June 30, 2024, and December 31, 2023, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at June 30, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$373,946	$373,946	$373,946	$—	$—
Time deposits in other financial institutions	1,340	1,340	1,340	—	—
Securities:
Carried at fair value	4,185,054	4,185,054	15,847	4,169,207	—
Held to maturity	842,980	809,516	—	809,516	—
Other investments	70,684	70,684	—	70,684	—
Loans held for sale	348,761	348,761	—	348,761	—
Loans, net:
Commercial and industrial	3,496,439	3,305,473	—	3,285,535	19,938
PPP	1,864	1,864	—	1,864	—
Owner occupied commercial real estate	2,541,250	2,375,272	—	2,362,693	12,579
Non-owner occupied commercial real estate	2,420,561	2,297,208	—	2,297,208	—
Real estate construction	1,050,516	1,043,263	—	1,042,588	675
Agricultural and agricultural real estate	794,053	730,953	—	706,242	24,711
Residential real estate	728,365	636,845	—	636,118	727
Consumer	448,400	430,909	—	430,909	—
Total Loans, net	11,481,448	10,821,787	—	10,763,157	58,630
Cash surrender value on life insurance	199,036	199,036	—	199,036	—
Derivative financial instruments(1)	128,849	128,849	—	128,849	—
Financial liabilities:
Deposits
Demand deposits	4,244,169	4,244,169	—	4,244,169	—
Savings deposits	8,470,416	8,470,416	—	8,470,416	—
Time deposits	2,242,005	2,242,005	—	2,242,005	—
Deposits held for sale	538,308	569,298	—	569,298	—
Borrowings	694,909	694,909	—	694,909	—
Term Debt	372,988	374,830	—	374,830	—
Derivative financial instruments(2)	64,905	64,905	—	64,905	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and undesignated interest rate swaps.

			Fair Value Measurements at December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$323,013	$323,013	$323,013	$—	$—
Time deposits in other financial institutions	1,240	1,240	1,240	—	—
Securities:
Carried at fair value	4,646,891	4,646,891	32,118	4,614,773	—
Held to maturity	838,241	816,399	—	816,399	—
Other investments	91,277	91,277	—	91,277	—
Loans held for sale	5,071	5,071	—	5,071	—
Loans, net:
Commercial and industrial	3,611,368	3,396,628	—	3,373,206	23,422
PPP	2,777	2,777	—	2,777	—
Owner occupied commercial real estate	2,621,019	2,444,540	—	2,414,140	30,400
Non-owner occupied commercial real estate	2,536,462	2,393,931	—	2,393,931	—
Real estate construction	982,943	979,105	—	978,463	642
Agricultural and agricultural real estate	914,892	839,572	—	834,804	4,768
Residential real estate	791,984	687,428	—	686,687	741
Consumer	484,634	465,686	—	465,686	—
Total Loans, net	11,946,079	11,209,667	—	11,149,694	59,973
Cash surrender value on life insurance	197,085	197,085	—	197,085	—
Derivative financial instruments(1)	84,904	84,904	—	84,904	—
Financial liabilities:
Deposits
Demand deposits	4,500,304	4,500,304	—	4,500,304	—
Savings deposits	8,805,597	8,805,597	—	8,805,597	—
Time deposits	2,895,813	2,895,813	—	2,895,813	—
Borrowings	622,255	622,255	—	622,255	—
Term Debt	372,396	374,017	—	374,017	—
Derivative financial instruments(2)	84,249	84,249	—	84,249	—

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

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. If the fair value of the fixed maturity certificates of deposit is calculated at less than the carrying amount, the carrying value of these deposits is reported as the fair value. The fair value of deposits held for sale is estimated using quoted market prices.

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

NOTE 8: STOCK COMPENSATION

Under its 2024 Long-Term Incentive Plan (the "Plan"), HTLF's Compensation and Human Capital Committee, (the "Compensation Committee"), may grant non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards. The Plan was approved by stockholders in May 2024 and replaces the 2020 Long-Term Incentive Plan. The Plan has authorized a total of 2,460,000 shares of common stock for issuance, of which 1,464,540 shares of common stock were available as of June 30, 2024, for issuance of future awards to employees and directors of, and service providers to, HTLF or its subsidiaries.

The cost of each award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. Forfeitures are accounted for as they occur.

HTLF's income tax expense included $330,000 and $75,000 during the six months ended June 30, 2024 and June 30, 2023, respectively, related to the exercise, vesting and forfeiture of equity-based awards.

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

The time-based RSUs (and performance-based RSUs to the extent earned) also vest upon death, disability, a "qualified retirement" (as defined in the RSU agreement), or upon certain terminations of employment related to a change in control.

All of HTLF's RSUs will be settled in common stock upon vesting. Most RSUs granted after March 2023 accrue dividend equivalents, which are paid in cash without interest only upon vesting. Dividend equivalents with respect to RSUs forfeited are also forfeited. RSUs granted prior to March 2023 are not entitled to dividend equivalents.

A summary of the RSUs outstanding as of June 30, 2024, and June 30, 2023, and changes during the six months ended June 30, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	466,105	$47.22	424,086	$46.15
Granted	340,855	34.61	241,347	47.30
Vested	(173,932)	46.15	(166,845)	42.22
Forfeited	(55,924)	47.32	(28,612)	44.27
Outstanding at June 30,	577,104	$40.08	469,976	$48.25

Total compensation costs recorded for RSUs were $5.9 million and $6.7 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there were $12.9 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2027.

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

A summary of the status of stock options as of June 30, 2024, and June 30, 2023, and changes during the six months ended June 30, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding January 1,	58,066	$48.79	64,518	$48.79
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,161)	48.79	(6,452)	48.79
Outstanding at June 30,	52,905	48.79	58,066	48.79
Options exercisable at June 30	13,224	$48.79	—	$—

At June 30, 2024, the options had a weighted average remaining contractual life of 8.42 years. The intrinsic value of the vested options as of June 30, 2024 was $0. The intrinsic value of the options exercised during the six months ended June 30, 2024, was $0. The total fair value of the options that vested during the six months ended June 30, 2024, was $0. Total compensation costs recorded for stock options during the six months ended June 30, 2024 and 2023 were $100,000 and $109,000, respectively. As of June 30, 2024, there were $331,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT
This Quarterly Report on Form 10-Q (including any information incorporated herein by reference) contains, and future oral and written statements of Heartland Financial USA, Inc. ("HTLF") and its management may contain, forward-looking statements within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to the business, financial condition, results of operations, plans, objectives and future performance of HTLF. Any statements about HTLF's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Forward-looking statements may include information about possible or assumed future results of HTLF's operations or performance, and may be based upon beliefs, expectations and assumptions of HTLF's management. These forward-looking statements are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "project," "may," "will," "would," "could," "should," "view," "opportunity," "potential," or other similar expressions. Although HTLF has made these statements based on management's experience and best estimate of future events, the ability of HTLF to predict results or the actual effect or outcomes of plans or strategies is inherently uncertain, and there may be events or factors that management has not anticipated. Therefore, the accuracy and achievement of such forward-looking statements and estimates are subject to a number of risks, many of which are beyond the ability of management to control or predict, that could cause actual results to differ materially from those in its forward-looking statements. These factors, which HTLF currently believes could have a material adverse effect on its operations and future prospects include, among others, those described below and in the risk factors in HTLF's reports filed with the Securities and Exchange Commission ("SEC"), including the "Risk Factors" section under Item 1A of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports filed on Form 10-Q:
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

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" sections above and in our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2024.

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

OVERVIEW

Heartland Financial USA, Inc. is a bank holding company operating under the brand name "HTLF". HTLF's independently branded banks (referred to herein collectively as the "Banks", "Bank Markets") serve communities in Arizona, California, Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, New Mexico, Texas and Wisconsin. HTLF is committed to its core commercial business supported by a strong retail operation and provides a diversified line of financial services and products including treasury management, commercial credit cards, wealth management, investments and residential mortgages. As of June 30, 2024, HTLF operated under 11 local bank brands through a total of 116 locations.

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

Overview of Second Quarter and Year to Date results as of June 30, 2024

HTLF reported the following results for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023:
•Net income available to common stockholders of $37.7 million compared to $47.4 million, a decrease of $9.7 million or 20%.
•Earnings per diluted common share of $0.88 compared to $1.11, a decrease of $0.23 or 21%.
•Adjusted earnings available to common stockholders (non-GAAP) of $49.6 million or $1.15 per diluted common share compared to $46.5 million or $1.09 per diluted common share.
•Net interest income of $158.7 million compared to $147.1 million, an increase of $11.6 million or 8%.
•Total revenue of $176.9 million compared to $179.6 million, a decrease of $2.7 million or 1%.
•Annualized return on average assets of 0.84% compared to 0.98%. Adjusted annualized return on average assets (non-GAAP) of 1.09% compared to 0.96%.
•Annualized return on average common equity of 8.14% compared to 11.01%. Adjusted annualized return on average common equity (non-GAAP) of 10.71% compared to 10.80%.
•Annualized return on average tangible common equity (non-GAAP) of 12.28% compared to 17.31%. Adjusted annualized return on average tangible common equity (non-GAAP) of 16.05% compared to 17.00%.

HTLF reported the following results for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 :
•Net income available to common stockholders of $87.4 million compared to $98.2 million, a decrease of $10.7 million or 11%.
•Earnings per diluted common share of $2.03 compared to $2.30, a decrease of $0.27 or 12%.
•Adjusted earnings available to common stockholders (non-GAAP) of $102.0 million or $2.37 per diluted common share compared to $100.2 million or $2.34 per diluted common share.
•Net interest income of $313.0 million compared to $299.3 million, an increase of $13.6 million or 5%.
•Total revenue of $358.8 million compared to $361.8 million, a decrease of $3.0 million or 1%.
•Annualized return on average assets of 0.96% compared to 1.02%. Adjusted annualized return on average assets (non-GAAP) of 1.11% compared to 1.04%
•Annualized return on average common equity of 9.51% compared to 11.70%. Adjusted annualized return on average common equity (non-GAAP) of 11.10% compared to 11.95%.

•Annualized return on average tangible common equity (non-GAAP) of 14.36% compared to 18.62%. Adjusted annualized return on average tangible common equity (non-GAAP) of 16.70% compared to 19.00%.

For the second quarter of 2024, net interest margin was 3.68% (3.73% on a fully tax-equivalent basis, non-GAAP), compared to 3.52% (3.57% on a fully tax-equivalent basis, non-GAAP) for the first quarter of 2024, and 3.19% (3.23% on a fully tax-equivalent basis, non-GAAP) for the second quarter of 2023. For the first six months of 2024, net interest margin was 3.60% (3.65% on a fully tax-equivalent basis, non-GAAP) compared to 3.27% (3.32% on a fully tax-equivalent basis, non-GAAP) for the first six months of 2023.

The efficiency ratio was 65.69% (57.73% on an adjusted fully tax-equivalent basis, non-GAAP) for the second quarter of 2024 compared to 60.93% (59.88% on an adjusted fully tax-equivalent basis, non-GAAP) for the same quarter of 2023. For the first six months of 2024, the efficiency ratio was 64.05% (58.25% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 60.94% (58.48% on an adjusted fully tax-equivalent basis, non-GAAP) for the first six months of 2023.

Total assets were $18.81 billion at June 30, 2024, a decrease of $599.0 million or 3% since December 31, 2023. Securities represented 27% and 29% of total assets at June 30, 2024 and December 31, 2023, respectively. Total loans held to maturity were $11.61 billion at June 30, 2024, compared to $12.07 billion at December 31, 2023, a decrease of $460.3 million or 4%.

The total allowance for lending related credit losses was $139.9 million or 1.21% of total loans at June 30, 2024, compared to $139.0 million or 1.15% of total loans at December 31, 2023.

Total deposits were $14.96 billion as of June 30, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $1.25 billion or 8%. As of June 30, 2024, 70% of HTLF's deposits were insured or collateralized.

Total equity was $2.03 billion at June 30, 2024, compared to $1.93 billion at December 31, 2023. Book value per common share was $44.74 at June 30, 2024, compared to $42.69 at year-end 2023. The unrealized loss on securities available for sale including the unrealized gain on the fair value security hedges, net of applicable taxes, was $426.4 million at June 30, 2024, compared to an unrealized loss of $453.7 million, net of applicable taxes, at December 31, 2023.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2024 Developments

Rocky Mountain Bank Sale
HTLF Bank closed on the sale of all nine Rocky Mountain Bank branches in Montana in mid-July along with all associated deposits and certain related assets to two purchasers. Loans of $348.8 million, deposits of $538.3 million and fixed assets of $13.2 million have been moved to held for sale categories as of June 30, 2024. The expected gain of $30 million will be realized in the third quarter of 2024 and may potentially be utilized to offset future losses related to selling securities or disposing of real estate.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
STATEMENT OF INCOME DATA
Interest income	$255,629	$235,500	$507,351	$452,478
Interest expense	96,888	88,368	194,395	153,134
Net interest income	158,741	147,132	312,956	299,344
Provision for credit losses	9,008	5,379	9,994	8,453
Net interest income after provision for credit losses	149,733	141,753	302,962	290,891
Noninterest income	18,207	32,493	45,870	62,492
Noninterest expenses	116,244	109,446	229,839	220,489
Income taxes	11,954	15,384	27,544	30,702
Net income	39,742	49,416	91,449	102,192
Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
Net income available to common stockholders	$37,730	$47,404	$87,424	$98,167

Adjusted earnings available to common stockholders (non-GAAP)(1)	$49,637	$46,514	$102,017	$100,247

KEY PERFORMANCE RATIOS
Annualized return on average assets	0.84%	0.98%	0.96%	1.02%
Adjusted annualized return on average assets (non-GAAP)(1)	1.09	0.96	1.11	1.04
Annualized return on average common equity (GAAP)	8.14	11.01	9.51	11.70
Adjusted annualized return on average common equity (non-GAAP)(1)	10.71	10.80	11.10	11.95
Annualized return on average tangible common equity (non-GAAP)(1)	12.28	17.31	14.36	18.62
Adjusted annualized return on average tangible common equity (non-GAAP)(1)	16.05	17.00	16.70	19.00
Annualized ratio of net charge-offs/(recoveries) to average loans	0.23	0.32	0.15	0.15
Annualized net interest margin (GAAP)	3.68	3.19	3.60	3.27
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.73	3.23	3.65	3.32
Efficiency ratio (GAAP)	65.69	60.93	64.05	60.94
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.73	59.88	58.25	58.51
Annualized ratio of total noninterest expenses to average assets (GAAP)	2.46	2.17	2.41	2.20
Annualized ratio of core expenses to average assets (non-GAAP)(1)	2.30	2.16	2.28	2.15

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
BALANCE SHEET DATA
Investments	$5,098,718	$5,327,801	$5,576,409	$6,408,156	$6,705,005
Loans held for sale	348,761	352,744	5,071	6,262	14,353
Loans receivable held to maturity	11,608,309	11,644,641	12,068,645	11,872,436	11,717,974
Allowance for credit losses	126,861	123,934	122,566	110,208	111,198
Total assets	18,812,670	19,132,827	19,411,707	20,129,793	20,224,716
Total deposits	14,956,590	15,302,166	16,201,714	17,100,993	17,663,543
Term debt	372,988	372,652	372,396	372,059	372,403
Common equity	1,917,145	1,868,128	1,822,412	1,714,825	1,748,285
COMMON SHARE DATA
Book value per common share (GAAP)	$44.74	$43.66	$42.69	$40.20	$41.00
Tangible book value per common share (non-GAAP)(1)	30.94	29.81	28.77	26.23	26.98
ASC 320 effect on book value per common share	(10.82)	(11.18)	(11.00)	(16.27)	(14.04)
Common shares outstanding, net of treasury stock	42,852,180	42,783,670	42,688,008	42,656,303	42,644,544
Tangible common equity ratio (non-GAAP)(1)	7.28%	6.88%	6.53%	5.73%	5.86%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	As Of and For the Quarter Ended
	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$1,917,145	$1,868,128	$1,822,412	$1,714,825	$1,748,285
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	15,501	16,923	18,415	20,026	21,651
Tangible common stockholders' equity (non-GAAP)	$1,325,639	$1,275,200	$1,227,992	$1,118,794	$1,150,629

Common shares outstanding, net of treasury stock	$42,852,180	$42,783,670	$42,688,008	$42,656,303	$42,644,544
Common stockholders' equity (book value) per share (GAAP)	44.74	43.66	42.69	40.20	41.00
Tangible book value per common share (non-GAAP)	30.94	29.81	28.77	26.23	26.98

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$1,325,639	$1,275,200	$1,227,992	$1,118,794	$1,150,629

Total assets (GAAP)	$18,812,670	$19,132,827	$19,411,707	$20,129,793	$20,224,716
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	15,501	16,923	18,415	20,026	21,651
Total tangible assets (non-GAAP)	$18,221,164	$18,539,899	$18,817,287	$19,533,762	$19,627,060
Tangible common equity ratio (non-GAAP)	7.28%	6.88%	6.53%	5.73%	5.86%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Earnings available to common stockholders (GAAP)	$37,730	$47,404	$87,424	$98,167
Plus core deposit intangibles amortization, net of tax(2)	1,081	1,309	2,211	2,673
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$38,811	$48,713	$89,635	$100,840

Average common equity (GAAP)	$1,863,236	$1,727,013	$1,848,098	$1,691,633
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit intangibles, net	16,185	22,481	16,913	23,355
Average tangible common equity (non-GAAP)	$1,271,046	$1,128,527	$1,255,180	$1,092,273
Annualized return on average common equity (GAAP)	8.14%	11.01%	9.51%	11.70%
Annualized return on average tangible common equity (non-GAAP)	12.28	17.31	14.36	18.62

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$158,741	$147,132	$312,956	$299,344
Plus tax-equivalent adjustment(1)	1,991	2,136	3,971	4,345
Net interest income, fully tax-equivalent (non-GAAP)	$160,732	$149,268	$316,927	$303,689
Average earning assets	17,331,435	18,523,552	17,464,253	18,458,462

Annualized net interest margin (GAAP)	3.68%	3.19%	3.60%	3.27%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.73	3.23	3.65	3.32
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.01	0.03	0.02	0.02

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$158,741	$147,132	$312,956	$299,344
Tax-equivalent adjustment(1)	1,991	2,136	3,971	4,345
Fully tax-equivalent net interest income	160,732	149,268	316,927	303,689
Noninterest income (GAAP)	18,207	32,493	45,870	62,492
Securities (gains)/losses, net	10,111	314	10,053	1,418
Unrealized (gain)/loss on equity securities, net	(133)	41	(228)	(152)
Adjusted revenue (non-GAAP)	$188,917	$182,116	$372,622	$367,447

Total noninterest expenses (GAAP)	$116,244	$109,446	$229,839	$220,489
Less:
Core deposit intangibles amortization	1,421	1,715	2,913	3,503
Partnership investment in tax credit projects	222	154	716	692
(Gain)/loss on sales/valuation of assets, net	193	(3,372)	407	(2,257)
Acquisition, integration and restructuring costs	5,973	1,892	7,348	3,565
FDIC special assessment	(631)	—	1,418	—
Core expenses (non-GAAP)	$109,066	$109,057	$217,037	$214,986
Efficiency ratio (GAAP)	65.69%	60.93%	64.05%	60.94%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	57.73	59.88	58.25	58.51

Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$116,244	$109,446	$229,839	$220,489
Core expenses (non-GAAP)	109,066	109,057	217,037	214,986

Average assets	$19,043,362	$20,221,511	$19,170,002	$20,170,044
Total noninterest expenses to average assets (GAAP)	2.46%	2.17%	2.41%	2.20%
Core expenses to average assets (non-GAAP)	2.30	2.16	2.28	2.15

Acquisition, integration and restructuring costs
Salaries and employee benefits	$462	$93	$631	$167
Furniture and equipment	53	—	53	—
Professional fees	5,385	1,068	6,316	2,002
Advertising	—	222	—	344
Other noninterest expenses	73	509	348	1,052
Total acquisition, integration and restructuring costs	$5,973	$1,892	$7,348	$3,565
After tax impact on diluted earnings per common share(1)	$0.11	$0.03	$0.13	$0.07

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Earnings (non-GAAP)
Net income/(loss)	$39,742	$49,416	$91,449	$102,192
(Gain)/loss from sale of securities	10,111	314	10,053	1,418
(Gain)/loss on sales/valuation of assets, net	193	(3,372)	407	(2,257)
Acquisition, integration and restructuring costs	5,973	1,892	7,348	3,565
FDIC special assessment	(631)	—	1,418	—
Total adjustments	15,646	(1,166)	19,226	2,726
Tax effect of adjustments(2)	(3,739)	276	(4,633)	(646)
Adjusted earnings	$51,649	$48,526	$106,042	$104,272

Preferred dividends	(2,012)	(2,012)	(4,025)	(4,025)
Adjusted earnings available to common stockholders	$49,637	$46,514	$102,017	$100,247

Plus core deposit intangibles amortization, net of tax(2)	1,081	1,309	2,211	2,673
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$50,718	$47,823	$104,228	$102,920

Reconciliation of Adjusted Annualized Return on Average Assets
Average assets	$19,043,362	$20,221,511	$19,170,002	$20,170,044
Adjusted annualized return on average assets (non-GAAP)	1.09%	0.96%	1.11%	1.04%

Reconciliation of Adjusted Annualized Return on Average Common Equity
Average common stockholders' equity (GAAP)	$1,863,236	$1,727,013	$1,848,098	$1,691,633
Adjusted annualized return on average common equity (non-GAAP)	10.71%	10.80%	11.10%	11.95%

Reconciliation of Adjusted Annualized Return on Average Tangible Common Equity
Average tangible common equity (non-GAAP)	$1,271,046	$1,128,527	$1,255,180	$1,092,273
Adjusted annualized return on average tangible common equity (non-GAAP)	16.05%	17.00%	16.70%	19.00%

Reconciliation of Adjusted Diluted Earnings Per Common Share
Weighted average shares outstanding-diluted	43,060,354	42,757,603	43,001,157	42,753,197
Adjusted diluted earnings per common share	$1.15	$1.09	$2.37	$2.34
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

The non-GAAP measures presented in this Quarterly Report on Form 10-Q, management's reason for including each measure and the method of calculating each measure are presented below:
•Adjusted earnings available to common stockholders and adjusted diluted earnings per common share, adjusts net income for the loss/(gain) from sale of securities, and other non-operating expenses as well as the tax effect of those transactions. Management believes these measures enhance the comparability net income available to common stockholders as it reflects adjustments commonly made by management, investors and analysts to evaluate the ongoing operations and enhance comparability with the results of prior periods.
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
•Net interest income, fully tax-equivalent, is net income adjusted for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.
•Annualized net interest margin, fully tax-equivalent, adjusts net interest income for the tax-favored status of certain loans and securities. Management believes this measure enhances the comparability of net interest income arising from taxable and tax-exempt sources.
•Adjusted efficiency ratio, fully tax-equivalent, expresses adjusted noninterest expenses as a percentage of fully tax-equivalent net interest income and adjusted noninterest income. This adjusted efficiency ratio is presented on a tax-equivalent basis which adjusts net interest income and noninterest expenses for the tax favored status of certain loans, securities, and tax credit projects. Management believes the presentation of this non-GAAP measure provides supplemental useful information for proper understanding of the financial results as it enhances the comparability of income and expenses arising from taxable and nontaxable sources and excludes specific items as noted in the reconciliation contained in this Annual Report on Form 10-K.
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

For the Quarters ended June 30, 2024 and 2023
Net interest margin, expressed as a percentage of average earning assets, was 3.68% (3.73% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2024 compared to 3.19% (3.23% on a fully tax-equivalent basis, non-GAAP) during the second quarter of 2023. Net interest margin included 1 basis point and 3 basis points of net purchase accounting discount amortization for the quarter ended June 30, 2024, and 2023, respectively. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing due to competition. Management anticipates utilizing cash flow from the investment portfolio to pay down wholesale deposits and short-term borrowings, which would positively impact net interest margin.

Total interest income and average earning asset changes for the second quarter of 2024 compared to the second quarter of 2023 were:
•Total interest income was $255.6 million compared to $235.5 million, an increase of $20.1 million or 9% and primarily attributable to an increase in yields on average earning assets. Interest income on investments and loans recognized from derivatives was $10.1 million during the second quarter of 2024 compared to $5.3 million during the second quarter of 2023, an increase of $4.8 million. Interest income on loans during the second quarter of 2024 was positively impacted by $2.0 million due to the payoff of a $29.6 million owner-occupied commercial real estate loan which had previously been on nonaccrual.
•Total interest income on a tax-equivalent basis (non-GAAP) was $257.6 million, an increase of $20.0 million or 8% from $237.6 million.
•Average earning assets decreased $1.19 billion or 6% to $17.33 billion compared to $18.52 billion, primarily due to the sale of $865.4 million of securities during the fourth quarter of 2023, and $108.4 million of securities during the second quarter of 2024. The proceeds were utilized to pay down high-cost wholesale deposits and borrowings.
•The average rate on earning assets increased 83 basis points to 5.98% compared to 5.15%, primarily due to recent interest rate increases on earning assets.

Total interest expense and average interest-bearing liability changes for the second quarter of 2024 compared to the second quarter of 2023 were:
•Total interest expense was $96.9 million, an increase of $8.5 million from $88.4 million, due to increases in the average interest rate paid on interest-bearing liabilities, partially offset by decreases in average interest-bearing liabilities.
•The average interest rate paid on interest-bearing liabilities increased 45 basis points to 3.13% from 2.68%.
•Average interest-bearing deposits decreased $1.54 billion or 12% to $11.21 billion from $12.75 billion, including a decrease of $2.23 billion in wholesale and institutional deposits.
•The average interest rate paid on interest-bearing deposits increased 31 basis points to 2.89% from 2.58%, primarily due to recent interest rate increases and increased competition for deposits.
•Average borrowings increased $792.9 million or 172% to $1.25 billion from $461.7 million, and the average interest rate paid on borrowings was 5.26% compared to 5.55%.

Net interest income changes for the second quarter of 2024 compared to the second quarter of 2023 were:
•Net interest income totaled $158.7 million compared to $147.1 million, an increase of $11.6 million or 8%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $160.7 million compared to $149.3 million, which was an increase of $11.5 million or 8%.

For the Six Months ended June 30, 2024 and 2023
Net interest margin, expressed as a percentage of average earning assets, was 3.60% (3.65% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2024, compared to 3.27% (3.32% on a fully tax-equivalent basis, non-GAAP) during the first six months of 2023. For the six months ended June 30, 2024 and 2023, net interest margin included 2 basis points of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first six months of 2024 compared to the first six months of 2023 were:
•Total interest income was $507.4 million, an increase of $54.9 million or 12% from $452.5 million, primarily attributable to an increase in yields on average earning assets. Interest income on investments and loans recognized from derivatives was $20.0 million during the first six months of 2024 compared to $4.6 million during the first six months of 2023, an increase of $15.4 million.
•Total interest income on a tax-equivalent basis (non-GAAP) was $511.3 million, an increase of $54.3 million or 12% from $457.0 million.
•Average earning assets decreased $994.2 million or 5% to $17.46 billion compared to $18.46 billion, primarily due to the sale of $865.4 million of securities during the fourth quarter of 2023, and $108.4 million of securities during the second quarter of 2024. The proceeds were utilized to pay down high-cost wholesale deposits and borrowings.
•The average rate on earning assets increased 73 basis points to 3.12% compared to 2.39%, primarily due to recent increases in market interest rates.

Total interest expense and average interest-bearing liability changes for the first six months of 2024 compared to the first six months of 2023 were:
•Total interest expense was $194.4 million, an increase of $41.3 million from $153.1 million, primarily due to increases in the average interest rate paid on average interest-bearing liabilities, partially offset by decreases in average interest-bearing liabilities.
•The average interest rate paid on interest-bearing liabilities increased to 3.12% compared to 2.39%.
•Average interest-bearing deposits decreased $970.4 million or 8% to $11.40 billion from $12.37 billion which was primarily attributable to a decrease in wholesale and institutional deposits. Average wholesale and institutional deposits totaled $1.01 billion for the first six months of 2024 compared to $2.78 billion for the first six months of 2023.
•The average interest rate paid on interest bearing deposits was 2.90% for the first six months of 2024 compared to 2.26% for the first six months of 2023, an increase of 64 basis points.
•Average borrowings increased $607.5 million or 115% to $1.14 billion from $527.8 million, and the average interest rate paid on borrowings was 5.27% compared to 5.45%.

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,490,407	$47,381	4.24%	$4,665,196	$47,014	4.05%	$5,962,207	$58,172	3.91%
Nontaxable(1)	759,234	7,383	3.91	778,632	7,383	3.81	895,458	7,896	3.54
Total securities	5,249,641	54,764	4.20	5,443,828	54,397	4.02	6,857,665	66,068	3.86
Interest on deposits with other banks and short-term investments	194,824	3,045	6.29	253,189	3,006	4.78	153,622	2,051	5.36
Loans:(2)
Commercial and industrial(1)	3,638,004	69,469	7.68	3,642,588	66,985	7.40	3,565,449	56,644	6.37
PPP loans	2,242	7	1.26	2,587	8	1.24	6,302	24	1.53
Owner occupied commercial real estate	2,615,504	37,028	5.69	2,609,773	35,517	5.47	2,366,107	28,031	4.75
Non-owner occupied commercial real estate	2,519,346	39,272	6.27	2,550,419	39,849	6.28	2,462,098	35,583	5.80
Real estate construction	1,093,399	21,770	8.01	1,061,843	20,849	7.90	1,028,109	18,528	7.23
Agricultural and agricultural real estate	879,707	13,390	6.12	878,621	13,756	6.30	848,554	12,256	5.79
Residential real estate	776,821	9,454	4.89	791,248	10,135	5.15	840,741	9,383	4.48
Consumer	485,266	9,421	7.81	484,851	9,201	7.63	508,082	9,068	7.16
Less: allowance for credit losses	(123,319)	—	—	(121,879)	—	—	(113,177)	—	—
Net loans	11,886,970	199,811	6.76	11,900,051	196,300	6.63	11,512,265	169,517	5.91
Total earning assets	17,331,435	257,620	5.98%	17,597,068	253,703	5.80%	18,523,552	237,636	5.15%
Nonearning Assets	1,711,927			1,699,570			1,697,959
Total Assets	$19,043,362			$19,296,638			$20,221,511
Interest Bearing Liabilities
Savings	$8,834,746	$55,440	2.52%	$8,809,530	$54,667	2.50%	$8,935,775	$41,284	1.85%
Time deposits	2,372,653	25,059	4.25	2,782,195	29,467	4.26	3,812,330	40,691	4.28
Borrowings	881,738	10,825	4.94	643,525	7,524	4.70	89,441	848	3.80
Term debt	372,820	5,564	6.00	372,495	5,849	6.32	372,248	5,545	5.97
Total interest-bearing liabilities	12,461,957	96,888	3.13%	12,607,745	97,507	3.11%	13,209,794	88,368	2.68%
Noninterest Bearing Liabilities
Noninterest-bearing deposits	4,355,521			4,450,677			4,941,033
Accrued interest and other liabilities	251,943			294,552			232,966
Total noninterest-bearing liabilities	4,607,464			4,745,229			5,173,999
Stockholders' Equity	1,973,941			1,943,664			1,837,718
Total Liabilities and Stockholders' Equity	$19,043,362			$19,296,638			$20,221,511
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$160,732			$156,196			$149,268
Net interest spread(1)			2.85%			2.69%			2.47%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.73%			3.57%			3.23%
Interest-bearing liabilities to earning assets	71.90%			71.65%			71.31%

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES (1)
	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,577,802	$94,395	4.14%	$6,029,175	$114,148	3.82%
Nontaxable(1)	768,933	14,766	3.85	908,992	15,704	3.48
Total securities	5,346,735	109,161	4.11	6,938,167	129,852	3.77
Interest bearing deposits with other banks and other short-term investments	224,007	6,051	5.42	129,645	3,182	4.95
Loans:(2)
Commercial and industrial(1)	3,640,298	136,454	7.54	3,512,807	106,551	6.12
PPP loans	2,415	14	1.17	8,126	50	1.24
Owner occupied commercial real estate	2,612,638	72,545	5.58	2,327,702	54,800	4.75
Non-owner occupied commercial real estate	2,534,882	79,121	6.28	2,397,004	66,332	5.58
Real estate construction	1,077,621	42,619	7.95	1,063,372	36,659	6.95
Agricultural and agricultural real estate	879,164	27,146	6.21	842,136	23,609	5.65
Residential mortgage	784,034	19,589	5.02	846,618	18,656	4.44
Consumer	485,058	18,622	7.72	504,678	17,310	6.92
Less: allowance for loan losses	(122,599)	—	—	(111,793)	—	—
Net loans	11,893,511	396,110	6.70	11,390,650	323,967	5.74
Total earning assets	17,464,253	511,322	5.89%	18,458,462	457,001	4.99%
Nonearning Assets	1,705,749			1,711,582
Total Assets	$19,170,002			$20,170,044
Interest Bearing Liabilities
Savings	$8,822,138	$110,107	2.51%	$9,330,939	$79,177	1.71%
Time deposits	2,577,424	54,526	4.25	3,038,985	59,696	3.96
Short-term borrowings	762,632	18,349	4.84	155,738	3,270	4.23
Other borrowings	372,658	11,413	6.16	372,085	10,991	5.96
Total interest bearing liabilities	12,534,852	194,395	3.12%	12,897,747	153,134	2.39%
Noninterest Bearing Liabilities
Noninterest bearing deposits	4,403,099			5,228,085
Accrued interest and other liabilities	273,248			241,874
Total noninterest bearing liabilities	4,676,347			5,469,959
Equity	1,958,803			1,802,338
Total Liabilities and Equity	$19,170,002			$20,170,044
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$316,927			$303,867
Net interest spread(1)			2.77%			2.60%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.65%			3.32%
Interest bearing liabilities to earning assets	71.77%			69.87%

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

	Three Months Ended
	June 30, 2024 Compared to June 30, 2023 Change Due to			June 30, 2024 Compared to March 31, 2024 Changes Due to			June 30, 2023 Compared to June 30, 2022 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(37,398)	$26,607	$(10,791)	$(7,724)	$8,091	$367	$(17,607)	$37,681	$20,074
Nontaxable(1)	(4,256)	3,743	(513)	(749)	749	—	(994)	2,096	1,102
Interest bearing deposits	603	391	994	(3,208)	3,247	39	(1,759)	3,247	1,488
Loans(1)(2)	5,562	24,732	30,294	(1,449)	4,960	3,511	13,011	47,275	60,286
Total earning assets	(35,489)	55,473	19,984	(13,130)	17,047	3,917	(7,349)	90,299	82,950
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(3,202)	17,358	14,156	157	616	773	(4,012)	39,924	35,912
Time deposits	(15,317)	(315)	(15,632)	(4,326)	(82)	(4,408)	8,572	30,961	39,533
Borrowings	9,652	325	9,977	2,908	393	3,301	(155)	915	760
Term Debt	5	14	19	35	(320)	(285)	(12)	1,749	1,737
Total interest bearing liabilities	(8,862)	17,382	8,520	(1,226)	607	(619)	4,393	73,549	77,942
Net interest income	$(26,627)	$38,091	$11,464	$(11,904)	$16,440	$4,536	$(11,742)	$16,750	$5,008

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

	Six Months Ended
	June 30, 2024 Compared to June 30, 2023 Change Due to			June 30, 2023 Compared to June 30, 2022 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(43,749)	$23,996	$(19,753)	$(13,802)	$57,232	$43,430
Nontaxable(1)	(4,582)	3,644	(938)	(3,531)	4,412	881
Interest bearing deposits	2,530	339	2,869	(1,019)	3,567	2,548
Loans(1)(2)	15,029	57,114	72,143	28,170	83,727	111,897
Total earning assets	(30,772)	85,093	54,321	9,818	148,938	158,756
Liabilities/Interest Expense
Interest bearing deposits:
Savings	(12,356)	43,286	30,930	(287)	71,698	71,411
Time deposits	(15,454)	10,284	(5,170)	8,082	49,873	57,955
Short-term borrowings	14,546	533	15,079	54	3,082	3,136
Other borrowings	18	404	422	(13)	3,636	3,623
Total interest bearing liabilities	(13,246)	54,507	41,261	7,836	128,289	136,125
Net interest income	$(17,526)	$30,586	$13,060	$1,982	$20,649	$22,631

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and six- months ended June 30, 2024 and 2023, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision expense for credit losses-loans	$9,737	$7,829	$13,405	$10,013
Provision (benefit) expense for credit losses-unfunded commitments	(729)	(2,450)	(3,411)	(1,560)
Total provision expense	$9,008	$5,379	$9,994	$8,453

The provision expense for credit losses for loans was $9.7 million for the second quarter of 2024, which was an increase of $1.9 million from provision expense of $7.8 million recorded in the second quarter of 2023. The provision expense for credit losses for loans was $10.0 million for the first six months of 2024, which was an increase of $1.5 million from the provision expense of $8.5 million for the first six months of 2023. The provision expense for the second quarter of 2024 compared to the second quarter of 2023 was impacted by several factors, including:
•One new nonperforming food manufacturing loan which increased the specific reserve by $10.0 million in the second quarter of 2024. The second quarter of 2023 was impacted by a $5.3 million charge-off related to an overdraft, the result of a fraud incident impacting the account of a single long-term customer.
•Changes in credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans were 8.1% of loans at June 30, 2024 and 7.2% of loans at March 31, 2024. Nonpass loans were 4.8% of total loans at June 30, 2023 and March 31, 2023.

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

Management believes that the allowance for credit losses as of June 30, 2024, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three- and six- months ended June 30, 2024 and 2023, in thousands:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Service charges and fees	$16,964	$19,627	$(2,663)	(14)%
Loan servicing income	107	411	(304)	(74)
Trust fees	5,532	5,419	113	2
Brokerage and insurance commissions	894	677	217	32
Capital markets fees	1,996	4,037	(2,041)	(51)
Securities (losses) gains, net	(10,111)	(314)	(9,797)	(3,120)
Unrealized (loss) gain on equity securities, net	133	(41)	174	424
Net gains on sale of loans held for sale	—	1,050	(1,050)	(100)
Income on bank owned life insurance	1,326	1,220	106	9
Other noninterest income	1,366	407	959	236
Total noninterest income	$18,207	$32,493	$(14,286)	(44)%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Service charges and fees	$34,027	$36,763	$(2,736)	(7)%
Loan servicing income	238	1,125	(887)	(79)
Trust fees	10,575	11,076	(501)	(5)
Brokerage and insurance commissions	1,648	1,373	275	20
Capital markets fees	2,887	6,486	(3,599)	(55)
Securities losses, net	(10,053)	(1,418)	(8,635)	609
Unrealized gain/(loss) on equity securities, net	228	152	76	(50)
Net gains on sale of loans held for sale	104	2,881	(2,777)	(96)
Income on bank owned life insurance	2,503	2,184	319	15
Other noninterest income	3,713	1,870	1,843	99
Total noninterest income	$45,870	$62,492	$(16,622)	(27)%

Total noninterest income was $18.2 million during the second quarter of 2024 compared to $32.5 million during the second quarter of 2023, a decrease of $14.3 million or 44%. Total noninterest income was $45.9 million for the first six months of 2024 compared to $62.5 million for the first six months of 2023, a decrease of $16.6 million or 27%. Notable changes in noninterest income categories for the three- and six- months ended June 30, 2024 and 2023 are as follows:

Service charges and fees
The following tables summarize the changes in service charges and fees for the three- and six- months ended June 30, 2024 and 2023, in thousands:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Service charges and fees on deposit accounts	$6,042	$5,229	$813	16%
Overdraft fees	902	3,094	(2,192)	(71)
Customer service and other service fees	85	93	(8)	(9)
Credit card fee income	7,391	8,908	(1,517)	(17)
Debit card income	2,544	2,303	241	10
Total service charges and fees	$16,964	$19,627	$(2,663)	(14)%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Service charges and fees on deposit accounts	$12,002	$10,140	$1,862	18%
Overdraft fees	2,101	6,063	(3,962)	(65)
Customer service and other service fees	183	186	(3)	(2)
Credit card fee income	14,792	15,911	(1,119)	(7)
Debit card income	4,949	4,463	486	11
Total service charges and fees	$34,027	$36,763	$(2,736)	(7)%
The decrease in service charges and fees on deposit accounts was primarily attributable to the decrease in consumer NSF and overdrafts fees. In December 2023, in response to industry changes related to the consumer overdraft fees, HTLF modified its consumer deposit product and fee structure, including overdraft fees. As a result, management anticipated a decline in overdraft fees during 2024 and future periods.

Loan servicing income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balances of these loans. In the first quarter of 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio. As a result, loan servicing income declined $887,000, or 79%, from $1.1 million for the first six months of 2023 to $238,000 for the first six months of 2024.

Trust fees
Trust fees totaled $5.5 million for the second quarter of 2024 compared to $5.4 million for the same quarter of 2023, an increase of $113,000 or 2%. For the first half of 2024, trust fees totaled $10.6 million compared to $11.1 million for the first half of 2023, a decrease of $501,000 or 5%.

The decrease in the first half of 2024 compared to the first half of 2023 was primarily attributable to the sale of the administrative and recordkeeping services component of HTLF’s Retirement Plan Services business that was completed in the second quarter of 2023. Retirement plan services income decreased $1.4 million or 47% to $1.6 million for the first half of 2024 compared to $3.1 million for the first half of 2023.

Capital markets fees
Capital markets fees totaled $2.0 for the second quarter of 2024 compared to $4.0 million for the same quarter of 2023, a decrease of $2.0 million or 51%. Syndication income decreased $596,000 or 61% to $380,000 for the second quarter of 2024 compared to $976,000 for the same quarter of 2023. Swap fee income decreased $1.4 million or 47% to $1.6 million for the second quarter of 2024 compared to $3.1 million for the second quarter of 2023.

For the first half of 2024, capital markets fees totaled $2.9 million, a decrease of $3.6 million or 55% from $6.5 million for the first six months of 2023. Syndication income decreased $1.0 million or 73% to $380,000 for the first half of 2024 compared to $1.4 million for the same period of 2023. Swap fee income decreased $2.6 million or 51% to $2.5 million for the first half of 2024 compared to $5.1 million for the first half of 2023.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities (losses) gains, net
For the second quarter of 2024, net security losses totaled $10.1 million compared to net losses of $314,000 for the second quarter of 2023, an increase of $9.8 million. For the first half of 2024, net security losses totaled $10.1 million compared to net losses of $1.4 million during the first half of 2023, a change of $8.6 million. HTLF sold $108.4 million of securities with CRE exposure to improve the risk and liquidity profile of the Bank.

Net gains on sale of loans held for sale
For the second quarter of 2024, net gains on sale of loans held for sale totaled $0, from $1.1 million in the same quarter of 2023. For the first half of 2024, net gains on sale of loans held for sale totaled $104,000 compared to $2.9 million for the first half of 2023, a decrease of $2.8 million or 96%. The decrease was attributable to residential mortgage loans no longer being sold to the secondary market as HTLF ceased originating mortgage loans.

Income on bank owned life insurance
Income on bank owned life insurance totaled $1.3 million for the second quarter of 2024, an increase of $106,000 or 9% from $1.2 million recorded in the second quarter of 2023. For the first half of 2024, income on bank owned life insurance totaled $2.5 million, an increase of $319,000 from $2.2 million for the first half of 2023. The increase was attributable to market value changes in bank-owned policies.

Other noninterest income
Other noninterest income totaled $1.4 million for the second quarter of 2024 compared to $407,000 for the same quarter of 2023, an increase of $959,000 or 236%. For the first half of 2024, other noninterest income was $3.7 million compared to $1.9 million for the first half of 2023, an increase of $1.8 million or 99%. During the first half of 2024, HTLF recognized $896,000 in income associated with the assets in the deferred compensation plan which was largely offset with additional salaries and benefits expense.

Noninterest Expenses

The tables below show noninterest expenses for the three- and six- months ended June 30, 2024, and 2023, in thousands:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Salaries and employee benefits	$65,120	$62,099	$3,021	5%
Occupancy	6,262	6,691	(429)	(6)
Furniture and equipment	2,155	3,063	(908)	(30)
Professional fees	15,372	15,194	178	1
FDIC insurance assessments	3,340	3,035	305	10
Advertising	1,368	3,052	(1,684)	(55)
Core deposit amortization	1,421	1,715	(294)	(17)
Other real estate and loan collection expenses	515	348	167	48
Losses/(gain) on sales/valuations of assets, net	193	(3,372)	3,565	106
Acquisition, integration and restructuring costs	5,973	1,892	4,081	216
Partnership investment in tax credit projects	222	154	68	44
Other noninterest expenses	14,303	15,575	(1,272)	(8)
Total noninterest expenses	$116,244	$109,446	$6,798	6%

	Six Months Ended June 30,
	2024	2023	Change	% Change
Salaries and employee benefits	$129,075	$124,248	$4,827	4%
Occupancy	13,525	13,900	(375)	(3)
Furniture and equipment	4,492	5,978	(1,486)	(25)
Professional fees	30,903	27,991	2,912	10
FDIC insurance assessments	8,309	6,314	1,995	32
Advertising	2,726	5,037	(2,311)	(46)

	Six Months Ended June 30,
	2024	2023	Change	% Change
Core deposit and customer relationship intangibles amortization	2,913	3,503	(590)	(17)
Other real estate and loan collection expenses	1,027	503	524	104
Loss/(gain) on sales/valuations of assets, net	407	(2,257)	2,664	(118)
Acquisition, integration and restructuring costs	7,348	3,565	3,783	106
Partnership investment in tax credit projects	716	692	24	3
Other noninterest expenses	28,398	31,015	(2,617)	(8)
Total noninterest expenses	$229,839	$220,489	$9,350	4%

For the second quarter of 2024, noninterest expenses totaled $116.2 million compared to $109.4 million for the second quarter of 2023, an increase of $6.8 million or 6%. For the first half of 2024, noninterest expenses totaled $229.8 million compared to $220.5 million during the first half of 2023, an increase of $9.4 million or 4%.

Notable changes in noninterest expense categories for the three- and six- months ended June 30, 2024 and 2023 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $65.1 million for the second quarter of 2024 compared to $62.1 million for the second quarter of 2023, an increase of $3.0 million or 5%. For the first half of 2024, salaries and employee benefits totaled $129.1 million compared to $124.2 million for the first half of 2023, an increase of $4.8 million or 4%. The increase was attributable to higher benefit costs including incentive compensation and retirement plans partially offset by a reduction of full-time equivalent employees. Full-time equivalent employees totaled 1,843 at June 30, 2024 compared to 1,966 at June 30, 2023, a decrease of 123 or 6%.

Professional Fees
Professional fees totaled $15.4 million for the second quarter of 2024 compared to $15.2 million for the second quarter of 2023, an increase of $178,000 or 1%. For the first half of 2024, professional fees totaled $30.9 million compared to $28.0 million for the first half of 2023, an increase of $2.9 million or 10%. The increase was primarily driven by increases in consulting and legal expenses associated with the increased level of nonperforming loans in comparison with the prior year.

FDIC insurance assessments
FDIC insurance assessments totaled $3.3 million for the second quarter of 2024 compared to $3.0 million for the second quarter of 2023, an increase of $305,000 or 10%. For the first half of 2024, FDIC insurance assessments totaled $8.3 million compared to $6.3 million for the first half of 2023, an increase of $2.0 million or 32%. The increase was attributable to a one-time special assessment expense of $1.4 million in the first half of 2024. This special assessment is in addition to the $8.1 million HTLF recorded in the fourth quarter of 2023 based upon additional FDIC expected losses.

Advertising
Advertising expenses totaled $1.4 million for the second quarter of 2024, a decrease of $1.7 million or 55% from $3.1 million for the second quarter of 2023. For the first half of 2024, advertising expenses totaled $2.7 million compared to $5.0 million for the first half of 2023, a decrease of $2.3 million or 46%. The expenses were elevated in 2023 primarily due to the deposit acquisition campaigns that were launched during that time.

Losses (gain) on sales/valuations of assets, net
Net losses on sales/valuations of assets were $193,000 for the second quarter of 2024 compared to net gains of $3.4 million for the second quarter of 2023. For the first half of 2024, net losses on sales/valuations of assets totaled $407,000 compared to net gains of $2.3 million for the first half of 2023.

During the second quarter of 2023, the recordkeeping and administrative services component of HTLF's Retirement Plan Services business was sold, which generated a gain of $4.3 million.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $6.0 million for the second quarter of 2024, an increase of $4.1 million or 216% from $1.9 million for the second quarter of 2023. For the first half of 2024, acquisition, integration and restructuring costs totaled $7.3 million compared to $3.6 million for the first half of 2023, an increase of $3.8 million or 106%. The increase in 2024 is primarily due to expenses related to the pending UMB merger and the sale of the Rocky Mountain Bank branches.

Other noninterest expenses
Other noninterest expenses totaled $14.3 million in the second quarter of 2024 compared to $15.6 million in the second quarter of 2023, a decrease of $1.3 million or 8%. For the first half of 2024, other noninterest expenses totaled $28.4 million compared to $31.0 million for the first half of 2023, a decrease of $2.6 million or 8%. The decrease is primarily attributable to HTLF's 3.0 efficiency efforts.

Efficiency Ratio

During the second quarter of 2024, the efficiency ratio was 65.69% (57.73% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) compared to 60.93% (59.88% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) for the second quarter of 2023.

During the first six months of 2024, the efficiency ratio was 64.05% (58.25% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 60.94% (58.51% on an adjusted fully tax-equivalent basis, non-GAAP) for the first six months of 2023.

HTLF continues to pursue strategies to improve operational efficiency.

Income Taxes

The effective tax rate was 23.12% for the second quarter of 2024, compared to 23.74% for the second quarter of 2023. The following items impacted the second quarter 2024 and 2023 tax calculations:
•Solar energy tax credits of $0 compared to $0.
•Federal low-income housing tax credits of $257,000 compared to $311,000.
•New markets tax credits of $90,000 compared to $90,000.
•Historic rehabilitation tax credits of $282,000 compared to $167,000.
•Tax-exempt interest income as a percentage of pre-tax income of 14.49% compared to 12.40%.
•Tax benefit of $92,000 compared to a tax expense of $121,000 resulting from the vesting of restricted stock units.
•Tax expense of $1.1 million compared to $1.1 million resulting from the disallowed interest expense related to tax-exempt loans and securities.

The effective tax rate was 23.15% for the six months ended June 30, 2024, compared to 23.10% for the six months ended June 30, 2023. The following items impacted HTLF's tax calculation for the first six months of 2024 and 2023:
•Solar energy tax credits of $306,000 compared to $310,000.
•Federal low-income housing tax credits of $513,000 compared to $621,000.
•New markets tax credits of $180,000 compared to $180,000.
•Historic rehabilitation tax credits of $563,000 compared to $425,000.
•Tax-exempt interest income as a percentage of pre-tax income of 12.56% compared to 12.30%.
•Tax expense of $330,000 compared to $75,000 resulting from the vesting of restricted stock units.
•Tax expense of $2.1 million compared to $2.0 million resulting from the disallowed interest expense related to tax-exempt loans and securities.

FINANCIAL CONDITION

Total assets were $18.81 billion at June 30, 2024, a decrease of $599.0 million or 3% from $19.41 billion at December 31, 2023. Securities represented 27% and 29% of total assets at June 30, 2024, and December 31, 2023, respectively.

LENDING ACTIVITIES

Total loans held to maturity were $11.61 billion at June 30, 2024, and $12.07 billion at December 31, 2023, a decrease of $460.3 million or 4%. Excluding the impact of the transfer of $348.8 million of loans to held for sale related to the sale of Rocky Mountain Bank, loans held to maturity decreased $111.6 million or 1%.

The following table shows the changes in loan balances by loan category since December 31, 2023, in thousands:

	June 30, 2024	December 31, 2023	Change	% Change
Commercial and industrial	$3,541,239	$3,652,047	$(110,808)	(3)%
Paycheck Protection Program ("PPP")	1,864	2,777	(913)	(33)
Owner occupied commercial real estate	2,555,964	2,638,175	(82,211)	(3)
Non-owner occupied commercial real estate	2,434,258	2,553,711	(119,453)	(5)
Real estate construction	1,082,726	1,011,716	71,010	7
Agricultural and agricultural real estate	802,958	919,184	(116,226)	(13)
Residential mortgage	733,401	797,829	(64,428)	(8)
Consumer	455,899	493,206	(37,307)	(8)
Total loans held to maturity	$11,608,309	$12,068,645	$(460,336)	(4)%

Significant changes by loan category at June 30, 2024 compared to December 31, 2023 included:
•Commercial and industrial loans decreased $110.8 million or 3% to $3.54 billion compared to $3.65 billion. Excluding the transfer related to Rocky Mountain Bank, commercial and business lending decreased $35.4 million or 1%.
•Owner occupied commercial real estate decreased $82.2 million or 3% to $2.56 billion compared to $2.64 billion. Excluding the transfer related to Rocky Mountain Bank, owner occupied commercial real estate lending increased $167,000 or less than 1%.
•Non owner occupied commercial real estate decreased $119.5 million or 5% to $2.43 billion compared to $2.55 billion. Excluding the transfer related to Rocky Mountain Bank, owner occupied commercial real estate lending decreased $67.6 million or 3%.
•Real estate construction loans increased $71.0 million or 7% to $1.08 billion compared to $1.01 billion. Excluding the transfer related to Rocky Mountain Bank, construction loans increased $80.8 million or 8%.
•Agricultural and agricultural real estate loans decreased $116.2 million or 13% to $803.0 million compared to $919.2 million. Excluding the transfer related to Rocky Mountain Bank, agricultural and agricultural real estate loans decreased $50.8 million or 6%.
•Residential mortgage loans decreased $64.4 million or 8% to $733.4 million compared to $797.8 million. Excluding the transfer related to Rocky Mountain Bank, residential mortgage loans decreased $33.2 million or 4%.
•Consumer loans decreased $37.3 million or 8% to $455.9 million compared to $493.2 million. Excluding the transfer related to Rocky Mountain Bank, consumer loans decreased $4.9 million or 1%

The table below presents the composition of the loan portfolio as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,541,239	30.49%	$3,652,047	30.26%
PPP	1,864	0.02	2,777	0.02
Owner occupied commercial real estate	2,555,964	22.02	2,638,175	21.86
Non-owner occupied commercial real estate	2,434,258	20.97	2,553,711	21.16
Real estate construction	1,082,726	9.33	1,011,716	8.38
Agricultural and agricultural real estate	802,958	6.92	919,184	7.62
Residential mortgage	733,401	6.32	797,829	6.61
Consumer	455,899	3.93	493,206	4.09
Gross loans receivable held to maturity	11,608,309	100.00%	12,068,645	100.00%
Allowance for credit losses-loans	(126,861)		(122,566)
Loans receivable, net	$11,481,448		$11,946,079

The following table provides detail on owner occupied commercial real estate loans classified by industry diversification as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Health Care and Social Assistance	$578,994	22.66%	$483,073	18.31%
Real Estate and Rental and Leasing	403,742	15.80	438,244	16.61
Manufacturing	254,335	9.95	277,755	10.53
Retail Trade	267,071	10.45	307,543	11.66
Other Services (except Public Administration)	185,419	7.25	197,260	7.48
Wholesale Trade	142,214	5.56	149,310	5.66
Construction	132,722	5.19	161,746	6.13
Accommodation and Food Services	114,981	4.50	121,268	4.60
Arts, Entertainment, and Recreation	86,724	3.39	90,325	3.42
All Other	$389,762	15.25	$411,651	15.60
Total	$2,555,964	100.00%	$2,638,175	100.00%

The following table provides geographic diversification detail on owner occupied commercial real estate loans by bank division location as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Colorado	$588,242	23.01%	$516,354	19.56%
Illinois	292,690	11.45	298,076	11.30
Arizona	306,631	12.00	297,759	11.29
California	308,520	12.07	314,135	11.91
Wisconsin	240,848	9.42	250,069	9.48
Texas	218,281	8.54	236,592	8.97
Iowa	165,314	6.47	195,491	7.41
Minnesota	168,395	6.59	158,278	6.00
New Mexico	157,840	6.18	159,401	6.04
Kansas/Missouri	109,203	4.27	119,395	4.53
Montana	—	—	92,625	3.51
Total	$2,555,964	100.00%	$2,638,175	100.00%

The following table provides detail on non-owner occupied commercial real estate loans classified by industry diversification as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Office	$424,907	17.45%	$424,671	16.63%
Retail	447,261	18.37	432,084	16.91
Hospitality	343,358	14.11	406,516	15.92
Medical	257,028	10.56	329,306	12.90
Multifamily	314,918	12.94	294,097	11.52
Logistics/distribution	251,148	10.32	258,389	10.12
Industrial flex/other	222,542	9.14	230,167	9.01
Self-Storage	112,579	4.62	115,731	4.53
Restaurant	51,549	2.12	52,820	2.07
Other	8,968	0.37	9,930	0.39
Total	$2,434,258	100.00%	$2,553,711	100.00%

The following table provides geographic diversification detail on non-owner occupied commercial real estate loans by bank division location as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Colorado	$560,707	23.03%	$593,688	23.25%
Arizona	304,219	12.50	280,144	10.97
New Mexico	268,969	11.05	275,083	10.77
California	237,263	9.75	234,182	9.17
Illinois	256,074	10.52	244,000	9.55
Minnesota	227,205	9.33	216,458	8.48
Texas	205,640	8.45	224,571	8.79
Kansas/Missouri	142,437	5.85	148,126	5.80
Iowa	114,294	4.70	137,055	5.37
Wisconsin	117,450	4.82	124,093	4.86
Montana	—	—	76,311	2.99
Total	$2,434,258	100.00%	$2,553,711	100.00%

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of June 30, 2024:
•Outstanding loans totaling $424.9 million were collateralized by non-owner occupied office space, which represents 3.7% of the total loans held to maturity, and the average loan size was $1.5 million.
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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $139.9 million at June 30, 2024, which was 1.21% of loans, compared to $139.0 million or 1.15% of loans at December 31, 2023. The following table shows, in thousands, the components of the allowance for lending related credit losses as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$115,534	82.57%	$102,004	73.37%
Qualitative/Economic Forecast	24,384	17.43	37,030	26.63
Total	$139,918	100.00%	$139,034	100.00%

Quantitative Allowance
The quantitative allowance increased $13.5 million or 13% to $115.5 million or 83% of the total allowance for lending related credit losses at June 30, 2024, compared to $102.0 million or 73% of the total allowance at December 31, 2023. Specific reserves for individually assessed loans totaled $29.5 million at June 30, 2024, an increase of $9.1 million or 45% from $20.4 million at December 31, 2023. The specific reserve for one new nonaccrual food manufacturing customer of $10.0 million was recorded during the second quarter of 2024.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $24.4 million or 17% of the total allowance for lending related credit losses at June 30, 2024, compared to $37.0 million or 27% at December 31, 2023. The decrease in the qualitative allowance was driven by two factors. The policy exception factor showed significant improvement in the first half of 2024. In addition, the increase in the construction quantitative calculation resulted in a decrease in the qualitative as more of the risk is recognized within the quantitative calculation and therefore is not included qualitatively.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At June 30, 2024, Moody's June 10, 2024, baseline forecast scenario was utilized, and management considered other downside forecast scenarios in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and six- months ended June 30, 2024 and 2023, in thousands:

	Three Months Ended June 30,
	2024	2023
Balance at beginning of period	$123,934	$112,707
Provision for credit losses	9,737	7,829
Recoveries on loans previously charged off	578	275
Charge-offs on loans	(7,388)	(9,613)
Balance at end of period	$126,861	$111,198
Allowance for credit losses for loans as a percent of loans	1.09%	0.95%
Annualized ratio of net charge-offs/(recoveries) to average loans	0.23	0.32

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$122,566	$109,483
Provision for credit losses	13,405	10,013
Recoveries on loans previously charged off	2,371	3,466
Charge-offs on loans	(11,481)	(11,764)
Balance at end of period	$126,861	$111,198
Allowance for credit losses for loans as a percent of loans	1.09%	0.95%
Annualized ratio of net charge-offs to average loans	0.15	0.15

The allowance for credit losses for loans totaled $126.9 million at June 30, 2024, compared to $122.6 million at December 31, 2023, and $111.2 million at June 30, 2023. The allowance for credit losses for loans at June 30, 2024, was 1.09% of loans compared to 1.02% of loans at December 31, 2023. The following items impacted the allowance for credit losses for loans for the six months ended June 30, 2024:
•Net charge-offs for the first six months of 2024 totaled $9.1 million compared to net charge-offs of $8.3 million for the first six months of 2023, an increase of $812,000.
•Provision expense totaling $10.0 million was recorded for one new nonperforming customer in the second quarter of 2024.
•Loans outstanding declined $460.3 million during the first six months of 2024 or $111.6 million excluding the impact of the Rocky Mountain Bank loans transferred from HTM to held for sale.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Balance at beginning of period	$13,786	$21,086
Provision (benefit) for credit losses	(729)	(2,450)
Balance at end of period	$13,057	$18,636

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$16,468	$20,196
Provision (benefit) for credit losses	(3,411)	(1,560)
Balance at end of period	$13,057	$18,636

The allowance for unfunded commitments totaled $13.1 million as of June 30, 2024, compared to $16.5 million as of December 31, 2023, and $18.6 million as of June 30, 2023. The decrease in the allowance for unfunded commitments in the first six months of 2024 was primarily due to a reduction of $84.6 million in unfunded commitments for construction loans, which carry the highest loss rate. Total unfunded commitments decreased $244.2 million or 5% to $4.38 billion at June 30, 2024, compared to $4.63 billion at December 31, 2023.

CREDIT QUALITY AND NONPERFORMING ASSETS

The internal rating system for the credit quality of HTLF's loans is a series of grades reflecting management's risk assessment, based on its analysis of the borrower's financial condition. The "pass" category consists of all loans that are not in the "nonpass" category and categorized into a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the pass category is monitored for early identification of credit deterioration. For more information on this internal rating system, see Note Three, "Loans" of the consolidated financial statements in this Quarterly Report on Form 10-Q.

The nonpass loans totaled $945.8 million or 8% of total loans as of June 30, 2024, compared to $676.3 million or 6% of total loans as of December 31, 2023. As of June 30, 2024, the nonpass loans consisted of approximately 62% watch loans and 38% substandard loans compared to approximately 62% watch loans and 38% substandard loans as of December 31, 2023. The percent of nonpass loans on nonaccrual status as of June 30, 2024, was 11%.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	June 30,		December 31,
	2024	2023	2023	2022
Nonaccrual loans	$103,123	$61,956	$95,426	$58,231
Loans contractually past due 90 days or more	663	1,459	2,507	273
Total nonperforming loans	103,786	63,415	97,933	58,504
Other real estate	7,533	2,677	12,548	8,401
Other repossessed assets	—	5	—	26
Total nonperforming assets	$111,319	$66,097	$110,481	$66,931
Nonperforming loans to total loans	0.89%	0.54%	0.81%	0.51%
Nonperforming assets to total loans plus repossessed property	0.96	0.56	0.91	0.59
Nonperforming assets to total assets	0.59	0.33	0.57	0.33

The schedules below summarize the changes in nonperforming assets during the three- and six- months ended June 30, 2024, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
March 31, 2024	$95,411	$2,590	$—	$98,001
Loan foreclosures	(5,111)	5,100	11	—
Net loan charge-offs	(6,810)	—	—	(6,810)
Acquired nonperforming assets	—	—	—	—
New nonperforming loans	48,346	—	—	48,346
Reduction of nonperforming loans(1)	(28,050)	—	—	(28,050)
OREO/Repossessed assets sales proceeds	—	2	(9)	(7)
OREO/Repossessed assets writedowns, net	—	(159)	(2)	(161)
June 30, 2024	$103,786	$7,533	$—	$111,319

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2023	$97,933	$12,548	$—	$110,481
Loan foreclosures	(5,111)	5,100	11	—
Net loan charge-offs	(9,110)	—	—	(9,110)
New nonperforming loans	53,816	—	—	53,816
Reduction of nonperforming loans(1)	(33,742)	—	—	(33,742)
OREO/Repossessed assets sales proceeds	—	(9,824)	(9)	(9,833)
OREO/Repossessed assets writedowns, net	—	(291)	(2)	(293)
June 30, 2024	$103,786	$7,533	$—	$111,319

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets were $111.3 million or 0.59% of total assets at June 30, 2024, compared to $110.5 million or 0.57% of total assets at December 31, 2023. Nonperforming loans were $103.8 million at June 30, 2024, compared to $97.9 million at December 31, 2023, which represented 0.89% and 0.81% of total loans at June 30, 2024, and December 31, 2023, respectively. At June 30, 2024, approximately $83.9 million or 81% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to 15 borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $8.9 million and $10.3 million at June 30, 2024, and December 31, 2023, respectively.

Other real estate owned, net, decreased $5.0 million or 40% to $7.5 million at June 30, 2024 from $12.5 million at December 31, 2023.

SECURITIES

The composition of the securities portfolio is managed to meet liquidity needs while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 27% and 29% of total assets at June 30, 2024, and December 31, 2023, respectively. Total securities carried at fair value as of June 30, 2024, were $4.19 billion, a decrease of $461.8 million or 10% from $4.65 billion at December 31, 2023.

During the second quarter of 2024, HTLF sold $108.4 million of securities with CRE exposure to improve the risk and liquidity profile of the Company, resulting in a pre-tax loss of $10.6 million.

As of June 30, 2024, and December 31, 2023, securities with a carrying value of $2.57 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. As of June 30, 2024, approximately $2.43 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
U.S. treasuries	$15,847	0.31%	$32,118	0.58%
U.S. agencies	12,600	0.25	14,530	0.26
Obligations of states and political subdivisions	1,567,445	30.73	1,579,486	28.32
Mortgage-backed securities - agency	1,329,288	26.07	1,393,629	24.99
Mortgage-backed securities - non-agency	1,336,140	26.21	1,529,128	27.42
Commercial mortgage-backed securities - agency	60,501	1.19	64,788	1.16
Commercial mortgage-backed securities - non-agency	387,939	7.61	514,858	9.23
Asset-backed securities	176,382	3.46	217,370	3.90
Corporate bonds	120,306	2.36	118,169	2.12
Equity securities with a readily determinable fair value	21,586	0.42	21,056	0.38
Other securities	70,684	1.39	91,277	1.64
Total securities	$5,098,718	100.00%	$5,576,409	100.00%

HTLF's securities portfolio had an expected modified duration of 6.80 years as of June 30, 2024, and 6.38 years as of December 31, 2023.

At June 30, 2024, HTLF had $70.7 million of other securities, including Federal Home Loan Bank ("FHLB") stock. These securities are recorded on the consolidated balance sheets in Securities: Other investments, at cost.

DEPOSITS

Total deposits were $14.96 billion as of June 30, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $1.25 billion or 8%. Excluding the impact of the transfer of $538.3 million of deposits to held for sale related to the planned sale of Rocky Mountain Bank, deposits decreased $706.8 million or 4%. As of June 30, 2024, 70% of HTLF's deposits were insured or collateralized. Total uninsured deposits were $5.71 billion or 37% of total deposits including deposits held for sale as of June 30, 2024.

HTLF maintains a granular and diverse deposit base. As of June 30, 2024, no Bank Market represented more than 16% of total customers deposits, and no major industry represented more than 11% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2023, in thousands:

	June 30, 2024	December 31, 2023	Change	% Change
Demand-customer	$4,244,169	$4,500,304	$(256,135)	(6)%
Savings-customer	8,151,794	8,411,240	(259,446)	(3)
Savings-wholesale and institutional	318,622	394,357	(75,735)	(19)
Total savings	8,470,416	8,805,597	(335,181)	(4)
Time-customer	1,737,723	1,944,884	(207,161)	(11)
Time-wholesale	504,282	950,929	(446,647)	(47)
Total time	2,242,005	2,895,813	(653,808)	(23)
Total deposits	$14,956,590	$16,201,714	$(1,245,124)	(8)%

Total customer deposits	$14,133,686	$14,856,428	$(722,742)	(5)%
Total wholesale and institutional deposits	822,904	1,345,286	(522,382)	(39)%
Total deposits	$14,956,590	$16,201,714	$(1,245,124)	(8)%

Total customer deposits were $14.13 billion as of June 30, 2024 compared to $14.86 billion at December 31, 2023, which was a decrease of $722.7 million or 5%. Excluding the impact of the transfer of $538.3 million of deposits to held for sale related to the planned sale of Rocky Mountain Bank, customer deposits decreased $184.4 million. Significant customer deposit changes by category at June 30, 2024, compared to December 31, 2023, included:
•Customer demand deposits decreased $256.1 million or 6% to $4.24 billion compared to $4.50 billion. Excluding the transfer related to Rocky Mountain Bank, customer demand deposits decreased $123.5 million or 3%.
•Customer savings deposits decreased $259.4 million or 3% to $8.15 billion compared to $8.41 billion. Excluding the transfer related to Rocky Mountain Bank, customer savings deposits increased $32.0 million or less than 1%.
•Customer time deposits decreased $207.2 million or 11% to $1.74 billion compared to $1.94 billion. Excluding the transfer related to Rocky Mountain Bank, customer time deposits decreased $92.9 million or 5%.

Management helps customers facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificates of Deposit Registry Service ("CDARS") products. At June 30, 2024, HTLF had $822.9 million of wholesale and institutional deposits, of which $318.6 million was included in savings deposits and $504.3 million was included in time deposits. At December 31, 2023, HTLF had $1.35 billion of wholesale and institutional deposits, of which $394.4 million of wholesale savings and institutional deposits and $950.9 million was included in time deposits.

Wholesale and institutional deposits at June 30, 2024 include $635.8 million or 4% of total deposits, of brokered deposits, of which $504.3 million was included in brokered time deposits and $130.4 million included in ICS. Wholesale and institutional deposits at December 31, 2023, included $1.16 billion, or 7% of total deposits, of brokered deposits, of which $951.9 million was included in brokered time deposits and $210.7 million included in ICS.

HTLF has established policies with respect to the use of brokered deposits to limit the amount of brokered deposits as a percentage of total deposits and the HTLF Asset/Liability Committee monitors the use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to total deposits. As of June 30, 2024, the level of brokered deposits was well within the internal policy limit of 20% of total assets. HTLF has established risk limits for the level of uninsured deposits to total deposits and uninsured and collateralized deposits to total deposits as well as deposit concentration limits for the largest one, five and 100 customers, and has been in compliance with those internal requirements for the periods presented.

The table below presents the composition of deposits by category as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Demand-customer	$4,244,169	28.38%	$4,500,304	27.78%
Savings-customer	8,151,794	54.50	8,411,240	51.92
Savings-wholesale and institutional	318,622	2.13	394,357	2.43
Time-customer	1,737,723	11.62	1,944,884	12.00
Time-wholesale	504,282	3.37	950,929	5.87
Total	$14,956,590	100.00%	$16,201,714	100.00%

BORROWINGS

Borrowings were as follows as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024	December 31, 2023	Change	% Change
Retail repurchase agreements	$41,141	$42,447	$(1,306)	(3)%
Advances from the FHLB	40,000	521,186	(481,186)	(92)
Bank term funding program	500,000	—	500,000	100
Other borrowings	113,768	58,622	55,146	94
Total	$694,909	$622,255	$72,654	12%

Borrowings generally include federal funds purchased, securities sold under agreements to repurchase, swap margin payable, short-term FHLB advances, Bank Term Funding Program ("BTFP") and discount window borrowings from the Federal Reserve Bank. These funding sources are utilized in varying degrees depending on their pricing and availability. HTLF Bank owns FHLB stock in the FHLB of Topeka, enabling HTLF Bank to borrow funds for short-term or long-term purposes under a variety of programs. Borrowings totaled $694.9 million at June 30, 2024, compared to $622.3 million at December 31, 2023, an increase of $72.7 million or 12%.

The BTFP is a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting the liquidity needs of depositors. The BTFP ceased extending new loans on March 11, 2024. During the first quarter of 2024, HTLF Bank utilized the BTFP to obtain a $500.0 million advance due in January 2025; prepayable at any time without penalty. HTLF Bank pledged $523.0 million of securities to support the borrowings as of June 30, 2024.

HTLF Bank provides retail repurchase agreements to customers as a cash management tool. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $41.1 million at June 30, 2024, compared to $42.4 million at December 31, 2023, a decrease of $1.3 million or 3%.

Other borrowings, which include a swap margin payable account, was $113.8 million at June 30, 2024, compared to $58.6 million at December 31, 2023, an increase of $55.1 million or 94%. Swap margin payable was $104.5 million at June 30, 2024, compared to $44.8 million at December 31, 2023, an increase of $59.6 million or 133%.

HTLF extended its revolving credit line agreement with an unaffiliated bank on June 14, 2024. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in short-term borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first six months of 2024, and the outstanding balance was $0 at both June 30, 2024, and December 31, 2023. The credit agreement contains specific financial covenants which HTLF complied with as of June 30, 2024.

TERM DEBT

The outstanding balances of term debt net of discount and issuance costs amortization as of June 30, 2024, and December 31, 2023, in thousands:

	June 30, 2024	December 31, 2023	Change	% Change
Trust preferred securities	$149,769	$149,288	$481	—%
Contracts payable	—	80	(80)	(100)
Subordinated notes	223,219	223,028	191	—
Total	$372,988	$372,396	$592	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of June 30, 2024, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 6/30/2024(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	8.35%	03/17/2034	09/17/2024
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.92	04/07/2036	10/07/2024
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	7.08	09/15/2037	09/15/2024
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	7.09	09/01/2037	09/01/2024
Morrill Statutory Trust I	9,511	12/19/2002	3.25% over LIBOR	8.85	12/26/2032	09/26/2024
Morrill Statutory Trust II	9,254	12/17/2003	2.85% over LIBOR	8.45	12/17/2033	09/17/2024
Sheboygan Statutory Trust I	6,922	09/17/2003	2.95% over LIBOR	8.54	09/17/2033	09/17/2024
CBNM Capital Trust I	4,632	09/10/2004	3.25% over LIBOR	8.85	12/15/2034	09/15/2024
Citywide Capital Trust III	6,689	12/19/2003	2.80% over LIBOR	8.39	12/19/2033	10/23/2024
Citywide Capital Trust IV	4,555	09/30/2004	2.20% over LIBOR	7.79	09/30/2034	08/23/2024
Citywide Capital Trust V	12,761	05/31/2006	1.54% over LIBOR	7.14	07/25/2036	09/15/2024
OCGI Statutory Trust III	3,031	06/27/2002	3.65% over LIBOR	9.24	09/30/2032	09/30/2024
OCGI Capital Trust IV	5,595	09/23/2004	2.50% over LIBOR	8.10	12/15/2034	09/15/2024
BVBC Capital Trust II	7,379	04/10/2003	3.25% over LIBOR	8.84	04/24/2033	10/24/2024
BVBC Capital Trust III	9,850	07/29/2005	1.60% over LIBOR	7.19	09/30/2035	09/30/2024
Total trust preferred securities	$149,769

(1) Effective weighted average interest rate as of June 30, 2024, was 8.27%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
June 30, 2024	15.32%	12.41%	11.68%	10.13%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,073,793	$15,073,793	$15,073,793	N/A
Average assets	N/A	N/A	N/A	$18,461,039

December 31, 2023	14.53%	11.69%	10.97%	9.44%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,399,653	$15,399,653	$15,399,653	N/A
Average assets	N/A	N/A	N/A	$19,082,733

Retained earnings available for the payment of dividends to HTLF from HTLF Bank totaled approximately $797.4 million and $743.3 million at June 30, 2024, and December 31, 2023, respectively, under the most restrictive minimum capital requirements. Retained earnings available for the payment of dividends to HTLF from HTLF Bank while remaining above the well capitalized levels totaled approximately $497.5 million and $436.9 million at June 30, 2024, and December 31, 2023, respectively. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of June 30, 2024, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF Bank evaluates the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At June 30, 2024, and December 31, 2023, commitments to extend credit totaled $4.38 billion and $4.62 billion, respectively. Standby letters of credit totaled $50.3 million at June 30, 2024, and $56.4 million at December 31, 2023.

At June 30, 2024, and December 31, 2023, HTLF Bank had $899.5 million and $917.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2024, that are ordinary routine litigation incidental to business.

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

At June 30, 2024, HTLF had $373.9 million of cash and cash equivalents, time deposits in other financial institutions of $1.3 million and securities carried at fair value of $4.19 billion. Management expects the securities portfolio to produce principal cash flows of approximately $843.4 million over the next twelve months.

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

Additional funding is provided by term debt and borrowings. As of June 30, 2024, HTLF had $373.0 million of term debt outstanding, which is an important funding source because of its multi-year borrowing structure.

HTLF's current liquidity strategy includes using overnight borrowings and reducing wholesale deposits. The use of overnight borrowings provides flexibility to make repayments on demand. As of June 30, 2024, pledged securities totaled $2.57 billion. As of June 30, 2024, approximately $2.43 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of June 30, 2024, dollars in thousands:

	As of June 30, 2024
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$1,334,721
Bank Term Funding Program	500,000	—
Federal Home Loan Bank	40,000	1,599,483
Federal Funds	—	265,000
Wholesale deposits/brokered CDs	635,745	3,112,086
Total	$1,175,745	$6,311,290

HTLF strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Excluding any sales which management may pursue from time to time, the securities portfolio is expected to produce principal cash flows of approximately $843.4 million over the next twelve months, which could be used to fund loan growth, as well as reduce wholesale deposits. Additionally, growing customer deposits will continue to be a focus. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

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

At June 30, 2024, the parent company had cash of $266.0 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was extended most recently on June 14, 2024. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at June 30, 2024. This credit agreement contains specific financial covenants, all of which HTLF complied with as of June 30, 2024.

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

The base scenario assumes a static balance sheet and static interest rates as of June 30, 2024, no changes to product mix shift and cashflow reinvestment at current market interest rates. HTLF also assumes a correlation, referred to as a deposit beta, with respect to interest-bearing deposits, as the rates paid to deposit holders change at a different pace when compared with changes in average benchmark interest rates. Generally, time deposits are assumed to have a high correlation, while other interest-bearing accounts are assumed to have a lower correlation. The model assumes interest-bearing deposits reprice at 53% and total deposits reprice at 38% in an up rate scenario and that interest-bearing deposits reprice at 46% and total deposits reprice at 33% in a down rate scenario, as compared to the change in benchmark interest rates. The majority of our loans are variable rate and are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvests the proceeds at current simulated yields Changes that could vary significantly from HTLF's assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents the most recent simulation of net interest income at June 30, 2024, in thousands. The interest rate scenarios assume parallel instantaneous changes to interest rate levels by 100 and 200 basis points.

	2024
	Net Interest Margin	% Change From Base
Year 1
Down 200 Basis Points	$522,498	(17.90)%
Down 100 Basis Points	582,157	(8.53)
Base	636,416
Up 100 Basis Points	687,307	8.00
Up 200 Basis Points	734,138	15.36
Year 2
Down 200 Basis Points	$538,447	(19.82)%
Down 100 Basis Points	609,091	(9.30)
Base	671,549
Up 100 Basis Points	719,407	7.13
Up 200 Basis Points	759,931	13.16

As of June 30, 2024, HTLF's through the cycle deposit beta (calculated by taking the change in company deposit rates compared to the benchmark federal funds target rate over a period of time) for customer deposits was approximately 34% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of June 30, 2024, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 47% for customer deposits and 51% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta for customer deposits was approximately 31% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 45% for customer deposits and 51% including both customer and wholesale and institutional deposits. HTLF compares actual deposit betas to the betas utilized in the net interest margin simulation models to monitor model performance and to monitor our deposits in comparison with market competition. Management also uses deposit betas to understand the risk to net interest income in various interest rate environments.

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
•During the three months ended June 30, 2024, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at June 30, 2024, that are ordinary routine litigation incidental to HTLF's business.

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

There will be a time lapse between the date of this Quarterly Report on Form 10-Q and the date on which our stockholders entitled to receive shares of UMB common stock actually receive such shares. The market value of UMB common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, regulatory considerations, including changes in U.S. monetary policy and its effect on global financial markets and on interest rates, changes in UMB’s or our business, operations and prospects and the impact that any of the foregoing may have on UMB, us or the customers or other constituencies of UMB or us, many of which factors are beyond UMB’s or our control.

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

If the transactions contemplated by the Merger Agreement, including the Merger, are not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our respective customers and employees. Moreover, our stock price may decline because costs related to such transactions, such as legal, accounting and financial advisory fees, must be paid even if such transactions, including the Merger, are not completed. Moreover, we may be required to pay a termination fee of $70 million to UMB upon a termination of the Merger Agreement in certain circumstances. In addition, if the transactions contemplated by the Merger Agreement are not completed, whether because of our failure to receive required regulatory approvals in a timely fashion or because we have breached our obligations in a way that permits UMB to terminate the Merger Agreement, or for any other reason, our stock price may decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $85.7 million as of June 30, 2024, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

10.1	(1)(2)	Form of Director Restricted Stock Unit Award Agreement under the Heartland Financial USA, Inc. 2024 Long-Term Incentive Plan.

31.1	(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statement formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to Consolidated Financial Statements.
104		Cover page formatted in Inline Extensible Business Reporting Language
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

Dated: August 6, 2024