Form 10-Q
period 2024-09-30
HEARTLAND FINANCIAL USA INC
filed 2024-11-08
CIK 920112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the classes of Registrant's common stock as of the latest practicable date:  As of November 4, 2024, the Registrant had outstanding 42,885,498 shares of common stock, $1.00 par value per share.

HEARTLAND FINANCIAL USA, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Cash and due from banks	$228,719	$275,554
Interest-bearing deposits with other banks and other short-term investments	359,675	47,459
Cash and cash equivalents	588,394	323,013
Time deposits in other financial institutions	1,050	1,240
Securities:
Carried at fair value (cost of $4,395,743 at September 30, 2024, and $5,100,344 at December 31, 2023)	4,057,335	4,646,891
Held to maturity, net of allowance for credit losses of $0 at both September 30, 2024, and December 31, 2023 (fair value of $844,296 at September 30, 2024, and $816,399 at December 31, 2023)	839,623	838,241
Other investments, at cost	69,511	91,277
Loans held for sale	—	5,071
Loans receivable:
Held to maturity	11,440,917	12,068,645
Allowance for credit losses	(106,797)	(122,566)
Loans receivable, net	11,334,120	11,946,079
Premises, furniture and equipment, net	145,276	177,001
Premises, furniture and equipment held for sale	9,864	4,069
Other real estate, net	6,805	12,548
Goodwill	576,005	576,005
Core deposit intangibles, net	14,157	18,415
Cash surrender value on life insurance	199,998	197,085
Other assets	430,155	574,772
TOTAL ASSETS	$18,272,293	$19,411,707
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
Demand	$4,009,218	$4,500,304
Savings	8,926,192	8,805,597
Time	2,017,806	2,895,813
Total deposits	14,953,216	16,201,714
Borrowings	546,219	622,255
Term debt	373,324	372,396
Accrued expenses and other liabilities	259,161	282,225
TOTAL LIABILITIES	16,131,920	17,478,590
STOCKHOLDERS' EQUITY:
Preferred stock (par value $1 per share; authorized 188,500 and 188,500 shares at September 30, 2024, and December 31, 2023; none issued or outstanding at both September 30, 2024, and December 31, 2023)	—	—
Series E Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock (par value $1 per share; 11,500 shares authorized at both September 30, 2024, and December 31, 2023; 11,500 shares issued and outstanding at both September 30, 2024, and December 31, 2023)	110,705	110,705
Common stock (par value $1 per share; 60,000,000 shares authorized at both September 30, 2024, and December 31, 2023; issued 42,883,865 shares at September 30, 2024, and 42,688,008 shares at December 31, 2023)	42,884	42,688
Capital surplus	1,098,837	1,090,740
Retained earnings	1,252,247	1,141,501
Accumulated other comprehensive loss	(364,300)	(452,517)
TOTAL STOCKHOLDERS' EQUITY	2,140,373	1,933,117
TOTAL LIABILITIES AND EQUITY	$18,272,293	$19,411,707

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$192,506	$182,394	$587,328	$505,136
Interest on securities:
Taxable	51,116	54,800	145,511	168,948
Nontaxable	5,979	6,584	18,062	18,990
Interest on federal funds sold	—	3	—	3
Interest on interest-bearing deposits in other financial institutions	4,193	1,651	10,244	4,833
TOTAL INTEREST INCOME	253,794	245,432	761,145	697,910
INTEREST EXPENSE:
Interest on deposits	82,976	92,744	247,609	231,617
Interest on borrowings	7,378	1,167	25,727	4,437
Interest on term debt (includes $(247) and $(63) of interest income related to derivatives reclassified from accumulated other comprehensive income for the three months ended September 30, 2024 and 2023, respectively, and $(457) and $638 of interest (income) expense related to derivatives reclassified from accumulated other comprehensive income for the nine months ended September 30, 2024 and 2023, respectively)	5,543	5,765	16,956	16,756
TOTAL INTEREST EXPENSE	95,897	99,676	290,292	252,810
NET INTEREST INCOME	157,897	145,756	470,853	445,100
Provision for credit losses	6,276	1,516	16,270	9,969
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	151,621	144,240	454,583	435,131
NONINTEREST INCOME:
Service charges and fees	17,100	18,553	51,127	55,316
Loan servicing income	111	278	349	1,403
Trust fees	5,272	4,734	15,847	15,810
Brokerage and insurance commissions	853	692	2,501	2,065
Capital markets fees	2,116	1,845	5,003	8,331
Securities losses, net (includes $(9,299) and $59 of net security (losses) gains reclassified from accumulated other comprehensive income for the three months ended September 30, 2024 and 2023, respectively, and $(19,855) and $(1,370) of net security losses reclassified from accumulated other comprehensive income for the nine months ended September 30, 2024 and 2023, respectively)	(9,520)	(114)	(19,573)	(1,532)
Unrealized gain on equity securities, net	377	13	605	165
Net gains on sale of loans held for sale	—	905	104	3,786
Income on bank owned life insurance	1,107	858	3,610	3,042
Other noninterest income	1,576	619	5,289	2,489
TOTAL NONINTEREST INCOME	18,992	28,383	64,862	90,875
NONINTEREST EXPENSES:
Salaries and employee benefits	62,742	62,262	191,817	186,510
Occupancy	6,318	6,438	19,843	20,338
Furniture and equipment	2,062	2,720	6,554	8,698
Professional fees	17,448	13,616	48,351	41,607
FDIC insurance assessments	3,035	3,313	11,344	9,627
Advertising	1,937	1,633	4,663	6,670
Core deposit intangibles amortization	1,345	1,625	4,258	5,128
Other real estate and loan collection expenses	395	481	1,422	984
Loss (gain) on sales/valuations of assets, net	(26,419)	108	(26,012)	(2,149)
Acquisition, integration and restructuring costs	2,026	2,429	9,374	5,994
Partnership investment in tax credit projects	222	1,136	938	1,828
Other noninterest expenses	14,816	15,292	43,214	46,307
TOTAL NONINTEREST EXPENSES	85,927	111,053	315,766	331,542
INCOME BEFORE INCOME TAXES	84,686	61,570	203,679	194,464
Income taxes (includes $(5,729) and $9,877 of income tax (expense) benefit reclassified from accumulated other comprehensive income for the three months ended September 30, 2024 and 2023, respectively, and $5,352 and $19,253 of income tax benefit reclassified from accumulated other comprehensive income for the nine months ended September 30, 2024 and 2023, respectively)	20,533	13,479	48,077	44,181
NET INCOME	64,153	48,091	155,602	150,283
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$62,140	$46,078	$149,564	$144,245
EARNINGS PER COMMON SHARE - BASIC	$1.45	$1.08	$3.49	$3.38
EARNINGS PER COMMON SHARE - DILUTED	$1.44	$1.08	$3.47	$3.37
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.90	$0.90
See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$64,153	$48,091	$155,602	$150,283
OTHER COMPREHENSIVE INCOME (LOSS)
Changes in available for sale ("AFS") securities:
Net change in unrealized loss on securities	104,064	(128,987)	95,190	(106,378)
Reclassification adjustment for net losses (gains) on hedged AFS securities	(34,374)	36,362	(5,825)	65,872
Reclassification adjustment for net losses (gains) realized in net income	9,299	(59)	19,855	1,370
Income tax benefit (expense)	(19,715)	22,943	(26,968)	8,388
Other comprehensive income (loss) on AFS securities	59,274	(69,741)	82,252	(30,748)
Changes in securities held to maturity:
Net amortization of unrealized losses on securities transferred from AFS	2,707	2,893	8,100	8,401
Income tax expense	(676)	(709)	(1,799)	(2,462)
Other comprehensive income on held to maturity securities	2,031	2,184	6,301	5,939
Change in cash flow hedges:
Net change in unrealized gain on derivatives	—	—	—	1,952
Reclassification adjustment for net losses (gains) on derivatives realized in net income	(247)	(63)	(457)	638
Income tax benefit (expense)	60	22	121	(613)
Other comprehensive income (loss) on cash flow hedges	(187)	(41)	(336)	1,977
Other comprehensive income (loss)	61,118	(67,598)	88,217	(22,832)
TOTAL COMPREHENSIVE INCOME (LOSS)	$125,271	$(19,507)	$243,819	$127,451

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,602	$150,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,423	15,467
Provision for credit losses	16,270	9,969
Net amortization of premium on securities	12,670	23,332
Securities losses, net	19,573	1,532
Unrealized gain on equity securities, net	(605)	(165)
Stock based compensation	8,247	7,742
Loans originated for sale	—	(122,764)
Proceeds on sales of loans held for sale	5,175	138,603
Net gains on sale of loans held for sale	(104)	(3,762)
Decrease (increase) in accrued interest receivable	6,967	(9,203)
Decrease in prepaid expenses	4,580	964
(Decrease) increase in accrued interest payable	(8,562)	46,697
Capitalization of servicing rights	—	(24)
(Gain) loss on sales/valuations of assets, net	(26,012)	(2,149)
Net excess tax expense from stock based compensation	(189)	(115)
Income from fair value hedge activity	772	—
Other, net	105,946	140,670
NET CASH PROVIDED BY OPERATING ACTIVITIES	313,753	397,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of time deposits in other financial institutions	190	—
Proceeds from the sale of securities available for sale	128,872	331,196
Proceeds from the maturity of and principal paydowns on securities available for sale	748,070	480,362
Proceeds from the maturity of and principal paydowns on securities held to maturity	7,322	2,325
Proceeds from the maturity of time deposits in other financial institutions	—	250
Proceeds from the sale, maturity of, redemption of and principal paydowns on other investments	50,144	13,255
Purchase of securities available for sale	(204,864)	(276,635)
Purchase of other investments	(28,096)	(28,851)
Net decrease (increase) in loans	247,337	(505,924)
Purchase of bank owned life insurance policies	(223)	(226)
Proceeds from sale of mortgage servicing rights	—	6,714
Capital expenditures and investments	(1,199)	(5,701)
Proceeds from the sale of premises, furniture and equipment	1,955	4,446
Net cash expended in divestitures	(176,764)	—
Proceeds on sale of OREO and other repossessed assets	10,224	5,672
NET CASH PROVIDED BY INVESTING ACTIVITIES	782,968	26,883

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand deposits	$(359,349)	$(908,527)
Net increase (decrease) in savings deposits	404,939	(1,239,480)
Net (decrease) increase in time deposit accounts	(762,215)	1,735,991
Net decrease in borrowings	(50,545)	(285,255)
Proceeds from Bank Term Funding Program advances	500,000	—
Proceeds from short-term FHLB advances	643,309	617,391
Repayments of short-term FHLB advances	(1,164,495)	(315,619)
Repayments of term debt	—	(740)
Proceeds from issuance of common stock	1,643	1,527
Dividends paid	(44,627)	(44,340)
NET CASH USED BY FINANCING ACTIVITIES	(831,340)	(439,052)
Net increase (decrease) in cash and cash equivalents	265,381	(15,092)
Cash and cash equivalents at beginning of year	323,013	363,087
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$588,394	$347,995
Supplemental disclosures:
Cash paid for income/franchise taxes	$25,190	$47,240
Cash paid for interest	299,899	206,113
Loans transferred to OREO	5,215	12,776
Transfer of premises from premises, furniture and equipment, net, to premises, furniture and equipment held for sale	8,478	4,091
Transfer of premises from premises, furniture and equipment held for sale to premises, furniture and equipment, net	350	5,825
Dividends declared, not paid	2,434	2,141

See accompanying notes to consolidated financial statements.

HEARTLAND FINANCIAL USA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (Dollars in thousands, except per share data)
	Heartland Financial USA, Inc. Stockholders' Equity
	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2023	$110,705	$42,645	$1,087,358	$1,193,522	$(575,240)	$1,858,990
Comprehensive income (loss)				48,091	(67,598)	(19,507)
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,860)		(12,860)
Issuance of 11,759 shares of common stock		11	60			71
Stock based compensation			849			849
Balance at September 30, 2023	$110,705	$42,656	$1,088,267	$1,226,740	$(642,838)	$1,825,530

Balance at January 1, 2023	$110,705	$42,467	$1,080,964	$1,120,925	$(620,006)	$1,735,055
Comprehensive income (loss)				150,283	(22,832)	127,451
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.90 per share				(38,430)		(38,430)
Issuance of 188,909 shares of common stock		189	(439)			(250)
Stock based compensation			7,742			7,742
Balance at September 30, 2023	$110,705	$42,656	$1,088,267	$1,226,740	$(642,838)	$1,825,530

Balance at June 30, 2024	$110,705	$42,852	$1,096,619	$1,203,092	$(425,418)	$2,027,850
Comprehensive income (loss)				64,153	61,118	125,271
Cash dividends declared:
Preferred, $175.00 per share				(2,013)		(2,013)
Common, $0.30 per share				(12,985)		(12,985)
Issuance of 31,685 shares of common stock		32	80			112
Stock based compensation			2,138			2,138
Balance at September 30, 2024	$110,705	$42,884	$1,098,837	$1,252,247	$(364,300)	$2,140,373

Balance at January 1, 2024	$110,705	$42,688	$1,090,740	$1,141,501	$(452,517)	$1,933,117
Comprehensive income (loss)				155,602	88,217	243,819
Cash dividends declared:
Preferred, $525.00 per share				(6,038)		(6,038)
Common, $0.90 per share				(38,818)		(38,818)
Issuance of 195,857 shares of common stock		196	(150)			46
Stock based compensation			8,247			8,247
Balance at September 30, 2024	$110,705	$42,884	$1,098,837	$1,252,247	$(364,300)	$2,140,373

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

The financial information included herein has been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and has been prepared pursuant to the rules and regulations for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Such information reflects all adjustments (consisting of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of the interim period ended September 30, 2024, are not necessarily indicative of the results expected for the year ending December 31, 2024.

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

Earnings Per Share

Basic earnings per share is determined using net income available to common stockholders and weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares and assumed incremental common shares issued. Amounts used in the determination of basic and diluted earnings per share for the three- and nine- months ended September 30, 2024 and 2023, are shown in the table below, dollars and number of shares in thousands, except per share data:

	Three Months Ended September 30,
	2024	2023
Net income attributable to HTLF	$64,153	$48,091
Preferred dividends	(2,013)	(2,013)
Net income available to common stockholders	$62,140	$46,078

Weighted average common shares outstanding for basic earnings per share	43,000	42,761
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	195	52
Weighted average common shares for diluted earnings per share	43,195	42,813
Earnings per common share — basic	$1.45	$1.08
Earnings per common share — diluted	$1.44	$1.08
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	204
Number of antidilutive stock options excluded from diluted earnings per share computation	31	58

	Nine Months Ended September 30,
	2024	2023
Net income	$155,602	$150,283
Preferred dividends	(6,038)	(6,038)
Net income available to stockholders	$149,564	$144,245

Weighted average common shares outstanding for basic earnings per share	42,908	42,681
Assumed incremental common shares issued upon vesting of outstanding restricted stock units	172	89
Weighted average common shares for diluted earnings per share	43,080	42,770
Earnings per common share — basic	$3.49	$3.38
Earnings per common share — diluted	$3.47	$3.37
Number of antidilutive common stock equivalents excluded from diluted earnings per share computation	—	107
Number of antidilutive stock options excluded from diluted earnings per share computation	53	62

Subsequent Events - HTLF has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q with the SEC.

In early October, HTLF terminated the interest rate swaps designated as fair value hedges with initial notional amounts totaling $838.1 million which were primarily designed to provide protection against unrealized securities losses. Additionally in early October, HTLF terminated the interest rate swaps designated as fair value hedges with total original notional amounts of $2.50 billion which were used to convert certain long-term fixed rate loans to floating rates to hedge interest rate risk exposure. The $1.8 million net fair value basis will be amortized over the remaining life of the underlying assets.

In early November, HTLF paid off the $500.0 million advance from the Bank Term Funding Program ("BTFP"). The BTFP advance was obtained during the first quarter of 2024 and was due in 2025, prepayable at any time without penalty. HTLF Bank pledged $501.8 million of securities to support the borrowings as of September 30, 2024.

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

Qualified Affordable Housing Investments

HTLF uses the proportional amortization method for investments in low-income housing projects. HTLF’s net investments in low-income housing projects were $5.2 million and $5.9 million as of September 30, 2024, and December 31, 2023, respectively, and are included in other assets in the consolidated balance sheets.

With respect to HTLF’s investment in low-income housing projects for the quarter ended September 30, 2024, we recognized income tax credits and other income tax benefits of $257,000 and $33,000, respectively. The total income tax benefits of $290,000 are partially offset in the “income taxes” item in the consolidated statements of income by $235,000 of investment amortization recognized, for a net income tax benefit of $55,000. The cash flows related to the total income tax benefits are presented in the following line items in the consolidated statement of cash flows:

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

With respect to HTLF’s investment in low-income housing projects for the nine months ended September 30, 2024, we recognized income tax credits and other income tax benefits of $770,000 and $98,000, respectively. The total income tax benefits of $868,000 are partially offset in the “income taxes” item in the consolidated statements of income by $704,000 of investment amortization recognized, for a net income tax benefit of $164,000. The cash flows related to the total income tax benefits are presented in the following line items in the consolidated statement of cash flows:
•$164,000 Net Income Tax Benefit, in the "Net income" line item in operating activities;
•$704,000 Investment Amortization, in the "Other, net" line item, which is an adjustment to reconcile net income to cash from operating activities;
•$770,000 Tax Credits, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities; and
•$98,000 Other Tax Benefits Recognized, in the "Other, net" line item, which is also an adjustment to reconcile net income to cash from operating activities.
There was no non-income-tax-related activity or impairment losses related to the low-income housing investments this reporting period.

NOTE 2: SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of debt securities available for sale and equity securities with a readily determinable fair value that are carried at fair value as of September 30, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
U.S. treasuries	$7,999	$12	$(48)	$7,963
U.S. agencies	11,540	—	(100)	11,440
Obligations of states and political subdivisions	831,693	41	(91,110)	740,624
Mortgage-backed securities - agency	1,529,857	54	(184,934)	1,344,977
Mortgage-backed securities - non-agency	1,274,395	4,627	(42,326)	1,236,696
Commercial mortgage-backed securities - agency	71,504	—	(8,971)	62,533
Commercial mortgage-backed securities - non-agency	394,298	28	(6,385)	387,941
Asset-backed securities	129,896	—	(7,166)	122,730
Corporate bonds	122,444	—	(2,130)	120,314
Total debt securities	4,373,626	4,762	(343,170)	4,035,218
Equity securities with a readily determinable fair value	22,117	—	—	22,117
Total	$4,395,743	$4,762	$(343,170)	$4,057,335
December 31, 2023
U.S. treasuries	$32,459	$—	$(341)	$32,118
U.S. agencies	14,724	—	(194)	14,530
Obligations of states and political subdivisions	839,754	25	(98,534)	741,245
Mortgage-backed securities - agency	1,620,409	13	(226,793)	1,393,629
Mortgage-backed securities - non-agency	1,616,414	363	(87,649)	1,529,128
Commercial mortgage-backed securities - agency	76,076	—	(11,288)	64,788
Commercial mortgage-backed securities - non-agency	526,974	—	(12,116)	514,858
Asset-backed securities	232,140	—	(14,770)	217,370
Corporate bonds	120,338	—	(2,169)	118,169
Total debt securities	5,079,288	401	(453,854)	4,625,835
Equity securities with a readily determinable fair value	21,056	—	—	21,056
Total	$5,100,344	$401	$(453,854)	$4,646,891

The amortized cost, gross unrealized gains and losses and estimated fair values of held to maturity securities as of September 30, 2024, and December 31, 2023, are summarized in the table below, in thousands:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Obligations of states and political subdivisions	$839,623	$9,913	(5,240)	$844,296
Total	$839,623	$9,913	$(5,240)	$844,296
December 31, 2023
Obligations of states and political subdivisions	$838,241	$3,622	$(25,464)	$816,399
Total	$838,241	$3,622	$(25,464)	$816,399

As of September 30, 2024, and December 31, 2023, HTLF had $24.1 million and $28.0 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the carrying amount of financial assets held at amortized cost basis or in the allowance for credit losses calculation.

The amortized cost and estimated fair value of investment securities carried at fair value at September 30, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$6,008	$5,941
Due in 1 to 5 years	57,089	55,615
Due in 5 to 10 years	28,718	26,262
Due after 10 years	881,861	792,523
Total debt securities	973,676	880,341
Mortgage and asset-backed securities	3,399,950	3,154,877
Equity securities with a readily determinable fair value	22,117	22,117
Total investment securities	$4,395,743	$4,057,335

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2024, by contractual maturity, are as follows, in thousands. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$5,723	$5,770
Due in 1 to 5 years	96,350	97,899
Due in 5 to 10 years	223,032	227,641
Due after 10 years	514,518	512,986
Total debt securities	$839,623	$844,296

As of September 30, 2024, and December 31, 2023, securities with a carrying value of $3.47 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law.

Gross gains and losses realized related to the sales of securities carried at fair value for the three and nine months ended September 30, 2024 and 2023, are summarized as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$31,036	$44,457	$128,872	$331,196
Gross security gains	—	803	—	1,286
Gross security losses	9,299	744	19,855	2,656

The following table summarizes, in thousands, the amount of unrealized losses, defined as the amount by which cost or amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the securities portfolio as of September 30, 2024, and December 31, 2023. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more. The reference point for determining how long an investment was in an unrealized loss position was September 30, 2023, and December 31, 2022, respectively.

Debt securities available for sale	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2024
U.S. treasuries	$—	$—	—	$4,955	$(48)	1	$4,955	$(48)	1
U.S. agencies	—	—	—	11,440	(100)	4	11,440	(100)	4
Obligations of states and political subdivisions	1,690	(10)	3	732,155	(91,100)	146	733,845	(91,110)	149
Mortgage-backed securities - agency	—	—	—	1,338,682	(184,934)	158	1,338,682	(184,934)	158
Mortgage-backed securities - non-agency	738	(7,756)	1	666,901	(34,570)	29	667,639	(42,326)	30
Commercial mortgage-backed securities - agency	—	—	—	62,533	(8,971)	15	62,533	(8,971)	15
Commercial mortgage-backed securities - non-agency	7,708	(106)	1	375,513	(6,279)	13	383,221	(6,385)	14
Asset-backed securities	91,131	(4,334)	3	31,599	(2,832)	4	122,730	(7,166)	7
Corporate bonds	—	—	—	54,768	(2,130)	6	54,768	(2,130)	6
Total temporarily impaired securities	$101,267	$(12,206)	8	$3,278,546	$(330,964)	376	$3,379,813	$(343,170)	384
December 31, 2023
U.S. treasuries	$2,985	$(12)	1	$26,138	$(329)	3	$29,123	$(341)	4
U.S. agencies	—	—	—	14,530	(194)	4	14,530	(194)	4
Obligations of states and political subdivisions	1,440	(65)	1	736,653	(98,469)	150	738,093	(98,534)	151
Mortgage-backed securities - agency	194	(2)	2	1,392,769	(226,791)	166	1,392,963	(226,793)	168
Mortgage-backed securities - non-agency	415,934	(24,568)	12	902,291	(63,081)	35	1,318,225	(87,649)	47
Commercial mortgage-backed securities - agency	—	—	—	64,788	(11,288)	17	64,788	(11,288)	17
Commercial mortgage-backed securities - non-agency	—	—	—	507,044	(12,116)	16	507,044	(12,116)	16
Asset-backed securities	148,063	(9,723)	4	69,307	(5,047)	7	217,370	(14,770)	11
Corporate bonds	61,031	(111)	1	57,138	(2,058)	8	118,169	(2,169)	9
Total temporarily impaired securities	$629,647	$(34,481)	21	$3,770,658	$(419,373)	406	$4,400,305	$(453,854)	427

Securities held to maturity	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count	Fair Value	Unrealized Losses	Count
September 30, 2024
Obligations of states and political subdivisions	$—	$—	—	$359,221	$(5,240)	66	$359,221	$(5,240)	66
Total temporarily impaired securities	$—	—	—	$359,221	$(5,240)	66	$359,221	(5,240)	66
December 31, 2023
Obligations of states and political subdivisions	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149
Total temporarily impaired securities	$145,471	$(3,706)	23	$569,691	$(21,758)	126	$715,162	$(25,464)	149

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

The unrealized losses on HTLF's commercial mortgage, mortgage and asset-backed securities are the result of changes in market interest rates or widening of market spreads subsequent to HTLF's purchase of the securities. The losses are not related to concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that the securities will not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because, as of September 30, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2024 and 2023.

The unrealized losses on HTLF's obligations of states and political subdivisions available for sale are the result of changes in market interest rates or widening of market spreads subsequent to the initial purchase of the securities. Management monitors the published credit ratings of these securities and the stability of the underlying municipalities. Because the declines in fair value are attributable to changes in interest rates or widening market spreads due to insurance company downgrades and not underlying credit quality, and because, as of September 30, 2024, HTLF has the intent and ability to hold these investments until a market price recovery or to maturity and does not believe it will be required to sell the securities before maturity, no credit losses were recognized on these securities during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes, in thousands, the carrying amount of HTLF's held to maturity debt securities by investment rating as of September 30, 2024, and December 31, 2023, which are updated quarterly and used to monitor the credit quality of the securities:

	September 30, 2024	December 31, 2023
Rating
AAA	$99,869	$88,550
AA, AA+, AA-	562,582	583,816
A+, A, A-	149,549	139,658
BBB	19,762	20,133
Not Rated	7,861	6,084
Total	$839,623	$838,241

Included in other investments were shares of stock in Federal Home Loan Bank (the "FHLB") at an amortized cost of $2.2 million at September 30, 2024, and $25.8 million at December 31, 2023.

HTLF Bank is required by federal law to maintain FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions from which they were acquired or another member institution at par. Therefore, the FHLB stock is less liquid than other marketable equity securities, and the fair value approximates amortized cost. HTLF considers its FHLB stock as a long-term investment that provides access to competitive products and liquidity. HTLF evaluates impairment in these investments based on the ultimate recoverability of the par value and, at September 30, 2024, and December 31, 2023, did not consider the investments to be impaired.

NOTE 3: LOANS

Loans as of September 30, 2024, and December 31, 2023, were as follows, in thousands:

	September 30, 2024	December 31, 2023
Loans receivable held to maturity:
Commercial and industrial	$3,503,093	$3,652,047
Paycheck Protection Program ("PPP")	1,582	2,777
Owner occupied commercial real estate	2,489,697	2,638,175
Non-owner occupied commercial real estate	2,455,396	2,553,711
Real estate construction	1,119,922	1,011,716
Agricultural and agricultural real estate	701,211	919,184
Residential real estate	707,984	797,829
Consumer	462,032	493,206
Total loans receivable held to maturity	11,440,917	12,068,645
Allowance for credit losses	(106,797)	(122,566)
Loans receivable, net	$11,334,120	$11,946,079

As of September 30, 2024, and December 31, 2023, HTLF had $60.1 million and $65.4 million, respectively, of accrued interest receivable, which is included in other assets on the consolidated balance sheets. HTLF does not consider accrued interest receivable in the allowance for credit losses calculation.

The following table shows the balance in the allowance for credit losses at September 30, 2024, and December 31, 2023, and the related loan balances, disaggregated on the basis of measurement methodology, in thousands. If a loan no longer shares similar risk characteristics with other loans in the pool, it is evaluated on an individual basis and is not included in the collective evaluation. Lending relationships on nonaccrual with $500,000 or more of total exposure are individually assessed using a collateral dependency calculation. All other loans are collectively evaluated for losses.

	Allowance For Credit Losses			Gross Loans Receivable Held to Maturity
	Individually Evaluated for Credit Losses	Collectively Evaluated for Credit Losses	Total	Loans Individually Evaluated for Credit Losses	Loans Collectively Evaluated for Credit Losses	Total
September 30, 2024
Commercial and industrial	$3,185	$20,234	$23,419	$18,428	$3,484,665	$3,503,093
PPP	—	—	—	—	1,582	1,582
Owner occupied commercial real estate	2	13,249	13,251	2,633	2,487,064	2,489,697
Non-owner occupied commercial real estate	4,447	12,972	17,419	10,108	2,445,288	2,455,396
Real estate construction	22	35,458	35,480	697	1,119,225	1,119,922
Agricultural and agricultural real estate	2,277	1,526	3,803	18,204	683,007	701,211
Residential real estate	—	5,355	5,355	727	707,257	707,984
Consumer	—	8,070	8,070	—	462,032	462,032
Total	$9,933	$96,864	$106,797	$50,797	$11,390,120	$11,440,917

December 31, 2023
Commercial and industrial	$18,425	$22,254	$40,679	$41,847	$3,610,200	$3,652,047
PPP	—	—	—	—	2,777	2,777
Owner occupied commercial real estate	—	17,156	17,156	30,400	2,607,775	2,638,175
Non-owner occupied commercial real estate	—	17,249	17,249	—	2,553,711	2,553,711
Real estate construction	56	28,717	28,773	697	1,011,019	1,011,716
Agricultural and agricultural real estate	1,932	2,360	4,292	6,700	912,484	919,184
Residential real estate	—	5,845	5,845	741	797,088	797,829
Consumer	—	8,572	8,572	—	493,206	493,206
Total	$20,413	$102,153	$122,566	$80,385	$11,988,260	$12,068,645

The following tables show the amortized cost basis as of September 30, 2024 and September 30, 2023, of the loans modified during the three and nine months ended September 30, 2024 and September 30, 2023, to borrowers experiencing financial difficulty by loan category and type of concession granted, dollars in thousands.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Three Months Ended September 30, 2024	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$1,068	0.03%	$—	—%	$—	—%
Real estate construction	86	0.01	—	—	—	—
Agricultural and agricultural real estate	—	—	—	—	—	—
Total	$1,154	0.01%	$—	—%	$—	—%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Three Months Ended September 30, 2023	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$—	—%	$—	—%	$—	—%
Real estate construction	—	—	—	—	—	—
Agricultural and agricultural real estate	1,992	0.24	—	—	—	—
Total	$1,992	0.02%	$—	—%	$—	—%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments			Term Extension and Interest Rate Reduction
For the Nine Months Ended September 30, 2024	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis		% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$1,285	0.04%	$—		—%	$—	—%
Owner occupied commercial real estate	—	—	—		—	—	—
Non-owner occupied commercial real estate	614	0.03	—	0	—	—	—
Real estate construction	86	0.01	—		—	3,116	0.28
Residential real estate	1,347	0.19	—		—	—	—
Consumer	163	0.04	—		—
Total	$3,495	0.03%	$—		—%	$3,116	0.03%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Term Extension		Term Extension and Interest Only Payments		Term Extension and Interest Rate Reduction
For the Nine Months Ended September 30, 2023	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category	Amortized Cost Basis	% of Loan Category
Commercial and industrial	$4,233	0.12%	$—	—%	$—	—%
Owner occupied commercial real estate	—	—	5,043	0.21	—	—
Non-owner occupied commercial real estate	—	—	—	—	—	—
Real estate construction	1,453	0.14	—	—	—	—
Agricultural and agricultural real estate	3,546	0.42	—	—	—	—
Residential real estate	741	0.09	—	—	—	—
Total	$9,973	0.08%	$5,043	0.04%	$—	—%

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty in the nine months ending September 30, 2024 and September 30, 2023.

For the Nine Months Ended September 30, 2024	Weighted Average Term Extension (Months)	Weighted Average Term Extension and Interest Only Payments (Months)	Weighted Average Term Extension and Interest Rate Reduction (Months)
Commercial and industrial	8	0	0
Non-owner occupied commercial real estate	13	0	25
Real estate construction	13	0	0
Residential real estate	4	0	0
Consumer	83	0	0

For the Nine Months Ended September 30, 2023	Weighted Average Term Extension (Months)	Weighted Average Term Extension and Interest Only Payments (Months)	Weighted Average Term Extension and Interest Rate Reduction (Months)
Commercial and industrial	8	0	0
Owner occupied commercial real estate	0	12	0
Real estate construction	6	0	0
Agricultural and agricultural real estate	11	0	0
Residential real estate	12	0	0

At September 30, 2024, there were no unfunded commitments to extend credit to the borrowers experiencing financial difficulty.

HTLF had no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024, that had been modified in the twelve-month period prior to the default.

HTLF closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of loans that have been modified in the nine months ended September 30, 2024 and September 30, 2023, dollars in thousands.

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
September 30, 2024
Commercial and industrial	$—	$—	$—	$—	$1,285	$—
Non-owner occupied commercial real estate	—	614	—	614	—	—
Real estate construction	—	—	—	—	3,116	86
Residential real estate	—	1,347	—	1,347	—	—
Consumer	—	—	—	—	—	163
Total	$—	$1,961	$—	$1,961	$4,401	$249

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual
September 30, 2023
Commercial and industrial	$—	$—	$—	$—	$4,233	$—
Owner occupied commercial real estate	—	—	—	—	5,043	—
Real estate construction	—	—	—	—	—	1,453
Agricultural and agricultural real estate	—	—	—	—	3,546	—
Residential real estate	—	—	—	—	—	741
Total	$—	$—	$—	$—	$12,822	$2,194

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

The "doubtful" rating is assigned to loans where identified weaknesses in the borrowers' ability to repay these loans make collection or liquidation in full, on the basis of existing facts, conditions and values, highly questionable and improbable. These borrowers are usually in default, lack liquidity, capital, and the resources necessary to remain as an operating entity. Specific pending events, such as capital injections, liquidations or perfection of liens on additional collateral, may strengthen the credit, thus deferring the rating of the loan as "loss" until the exact status of the loan can be determined. The "loss" rating is assigned to loans considered uncollectible. HTLF had no loans classified as "loss" or "doubtful" as of September 30, 2024, and December 31, 2023.

The following table shows the risk category of loans by loan category, year of origination and charge-offs as of September 30, 2024, in thousands:

As of September 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total
Commercial and industrial
Pass	$414,619	$408,974	$566,449	$244,760	$153,020	$343,559	$1,068,024	$3,199,405
Watch	13,954	54,206	48,302	12,535	2,173	6,583	105,711	243,464
Substandard	7,179	3,200	15,092	1,086	5,652	2,865	25,150	60,224
Commercial and industrial total	$435,752	$466,380	$629,843	$258,381	$160,845	$353,007	$1,198,885	$3,503,093
Commercial and industrial charge-offs	$—	$28	$14,391	$813	$3,299	$2,358	$9,328	$30,217

PPP
Pass	$—	$—	$—	$1,402	$22	$—	$—	$1,424
Watch	—	—	—	158	—	—	—	158
Substandard	—	—	—	—	—	—	—	—
PPP total	$—	$—	$—	$1,560	$22	$—	$—	$1,582
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Owner occupied commercial real estate
Pass	$118,081	$397,969	$480,966	$698,709	$200,112	$345,593	$38,270	$2,279,700
Watch	6,316	5,595	67,107	1,421	2,811	41,544	3,346	128,140
Substandard	—	23,318	30,964	2,764	10,547	14,264	—	81,857
Owner occupied commercial real estate total	$124,397	$426,882	$579,037	$702,894	$213,470	$401,401	$41,616	$2,489,697
Owner occupied commercial real estate charge-offs	$—	$—	$87	$—	$247	$88	$—	$422

Non-owner occupied commercial real estate
Pass	$112,658	$462,424	$626,077	$381,385	$169,602	$438,111	$16,734	$2,206,991
Watch	11,021	65,250	61,380	20,632	2,825	27,428	—	188,536
Substandard	720	—	134	8,149	362	50,504	—	59,869
Non-owner occupied commercial real estate total	$124,399	$527,674	$687,591	$410,166	$172,789	$516,043	$16,734	$2,455,396
Non-owner occupied commercial real estate charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of September 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total

Real estate construction
Pass	$126,889	$343,871	$374,867	$81,057	$7,059	$8,969	$6,850	$949,562
Watch	—	—	40,782	63,207	166	—	—	104,155
Substandard	—	9,375	56,656	11	12	65	86	66,205
Real estate construction total	$126,889	$353,246	$472,305	$144,275	$7,237	$9,034	$6,936	$1,119,922
Real estate construction charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural and agricultural real estate
Pass	$74,398	$109,176	$175,308	$92,490	$48,115	$49,247	$117,190	$665,924
Watch	188	1,940	807	273	31	802	7,012	11,053
Substandard	731	1,136	8,610	1,619	121	12,017	—	24,234
Agricultural and agricultural real estate total	$75,317	$112,252	$184,725	$94,382	$48,267	$62,066	$124,202	$701,211
Agricultural and agricultural real estate charge-offs	$—	$12	$9,321	$17	$12	$167	$648	$10,177

Residential real estate
Pass	$34,859	$56,401	$145,289	$209,388	$61,100	$162,320	$18,401	$687,758
Watch	44	1,841	1,174	1,457	2,479	4,545	171	11,711
Substandard	—	773	833	3,161	366	3,382	—	8,515
Residential real estate total	$34,903	$59,015	$147,296	$214,006	$63,945	$170,247	$18,572	$707,984
Residential real estate charge-offs	$—	$—	$—	$—	$—	$182	$—	$182

Consumer
Pass	$27,040	$33,375	$48,793	$27,657	$2,780	$6,461	$307,812	$453,918
Watch	353	663	366	141	20	862	2,248	4,653
Substandard	169	158	254	182	190	1,283	1,225	3,461
Consumer total	$27,562	$34,196	$49,413	$27,980	$2,990	$8,606	$311,285	$462,032
Consumer charge-offs	$12	$95	$183	$245	$17	$86	$1,982	$2,620

Total Pass	$908,544	$1,812,190	$2,417,749	$1,736,848	$641,810	$1,354,260	$1,573,281	$10,444,682
Total Watch	31,876	129,495	219,918	99,824	10,505	81,764	118,488	691,870
Total Substandard	8,799	37,960	112,543	16,972	17,250	84,380	26,461	304,365
Total Loans	$949,219	$1,979,645	$2,750,210	$1,853,644	$669,565	$1,520,404	$1,718,230	$11,440,917

Total charge-offs	$12	$135	$23,982	$1,075	$3,575	$2,881	$11,958	$43,618

The following table shows the risk category of loans by loan category and year of origination as of December 31, 2023, in thousands.

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total
Commercial and industrial
Pass	$608,030	$779,218	$333,900	$187,406	$78,455	$327,775	$1,159,397	$3,474,181
Watch	20,694	19,788	257	3,631	2,398	2,953	28,749	78,470
Substandard	20,171	12,658	2,636	5,447	18,535	7,489	32,460	99,396
Commercial and industrial total	$648,895	$811,664	$336,793	$196,484	$99,388	$338,217	$1,220,606	$3,652,047
Commercial and industrial charge-offs	$245	$794	$680	$1,425	$563	$1,949	$2,966	$8,622

PPP
Pass	$—	$—	$2,591	$50	$—	$—	$—	$2,641
Watch	—	—	89	—	—	—	—	89
Substandard	—	—	47	—	—	—	—	47
PPP total	$—	$—	$2,727	$50	$—	$—	$—	$2,777
PPP charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total

Owner occupied commercial real estate
Pass	$443,683	$547,898	$799,978	$225,257	$225,405	$224,608	$41,072	$2,507,901
Watch	8,052	25,947	13,114	2,662	8,115	7,553	—	65,443
Substandard	31,904	10,489	2,268	11,609	6,390	2,171	—	64,831
Owner occupied commercial real estate total	$483,639	$584,334	$815,360	$239,528	$239,910	$234,332	$41,072	$2,638,175
Owner occupied commercial real estate charge-offs	$—	$802	$—	$5	$—	$63	$—	$870

Non-owner occupied commercial real estate
Pass	$480,683	$656,824	$423,420	$203,330	$262,541	$251,499	$26,978	$2,305,275
Watch	71,400	34,651	8,237	3,834	27,345	57,083	—	202,550
Substandard	5,043	952	1,391	—	4,238	34,262	—	45,886
Non-owner occupied commercial real estate total	$557,126	$692,427	$433,048	$207,164	$294,124	$342,844	$26,978	$2,553,711
Non-owner occupied commercial real estate charge-offs	$—	$52	$—	$29	$399	$147	$—	$627

Real estate construction
Pass	$283,519	$468,646	$176,604	$9,889	$11,048	$3,405	$6,486	$959,597
Watch	629	33,220	9,418	72	—	65	—	43,404
Substandard	—	8,522	—	107	—	—	86	8,715
Real estate construction total	$284,148	$510,388	$186,022	$10,068	$11,048	$3,470	$6,572	$1,011,716
Real estate construction charge-offs	$284	$—	$—	$32	$—	$—	$—	$316

Agricultural and agricultural real estate
Pass	$152,665	$208,375	$114,798	$67,006	$28,247	$43,663	$260,941	$875,695
Watch	2,245	16,257	293	622	70	349	427	20,263
Substandard	12	7,616	1,649	4	855	12,591	499	23,226
Agricultural and agricultural real estate total	$154,922	$232,248	$116,740	$67,632	$29,172	$56,603	$261,867	$919,184
Agricultural and agricultural real estate charge-offs	$—	$—	$—	$9	$—	$1	$5,309	$5,319

Residential real estate
Pass	$71,470	$177,564	$241,362	$73,029	$42,526	$155,899	$19,534	$781,384
Watch	171	973	945	659	158	4,845	—	7,751
Substandard	741	150	3,400	464	290	3,649	—	8,694
Residential real estate total	$72,382	$178,687	$245,707	$74,152	$42,974	$164,393	$19,534	$797,829
Residential real estate charge-offs	$—	$59	$124	$—	$—	$—	$—	$183

Consumer
Pass	$45,595	$62,900	$35,459	$7,731	$3,663	$6,109	$324,218	$485,675
Watch	730	84	694	21	41	644	2,060	4,274
Substandard	80	308	401	75	159	1,769	465	3,257
Consumer total	$46,405	$63,292	$36,554	$7,827	$3,863	$8,522	$326,743	$493,206
Consumer charge-offs	$2	$246	$154	$27	$19	$112	$3,117	$3,677

Total Pass	$2,085,645	$2,901,425	$2,128,112	$773,698	$651,885	$1,012,958	$1,838,626	$11,392,349
Total Watch	103,921	130,920	33,047	11,501	38,127	73,492	31,236	422,244
Total Substandard	57,951	40,695	11,792	17,706	30,467	61,931	33,510	254,052
Total Loans	$2,247,517	$3,073,040	$2,172,951	$802,905	$720,479	$1,148,381	$1,903,372	$12,068,645

Total charge-offs	$531	$1,953	$958	$1,527	$981	$2,272	$11,392	$19,614

Included in the nonpass loans at September 30, 2024, and December 31, 2023, were $158,000 and $136,000, respectively, of nonpass PPP loans as a result of risk ratings on non-PPP related credits. HTLF's risk rating methodology assigns a risk rating to the whole lending relationship. HTLF has no allowance recorded related to the PPP loans because of the 100% government guarantee through the United States Small Business Administration.

Changes in credit risk are monitored on a continuous basis as part of relationship management, and changes in risk ratings are made when credit quality improves or deteriorates in accordance with HTLF's credit risk rating framework. All individually assessed loans are reviewed at least annually.

As of September 30, 2024, HTLF had $918,000 of loans secured by residential real estate property that were in the process of foreclosure.

The following table sets forth information regarding accruing and nonaccrual loans at September 30, 2024, and December 31, 2023, in thousands:

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Nonaccrual	Total Loans
September 30, 2024
Commercial and industrial	$3,367	$509	$832	$4,708	$3,472,413	$25,972	$3,503,093
PPP	—	—	—	—	1,582	—	1,582
Owner occupied commercial real estate	1,503	103	—	1,606	2,482,680	5,411	2,489,697
Non-owner occupied commercial real estate	6	903	—	909	2,444,229	10,258	2,455,396
Real estate construction	3,707	13,105	—	16,812	1,102,948	162	1,119,922
Agricultural and agricultural real estate	1,058	—	—	1,058	679,795	20,358	701,211
Residential real estate	2,010	1,483	—	3,493	699,183	5,308	707,984
Consumer	1,402	334	—	1,736	458,650	1,646	462,032
Total loans receivable held to maturity	$13,053	$16,437	$832	$30,322	$11,341,480	$69,115	$11,440,917
December 31, 2023
Commercial and industrial	$1,738	$126	$2,203	$4,067	$3,601,165	$46,815	$3,652,047
PPP	94	53	—	147	2,630	—	2,777
Owner occupied commercial real estate	205	2,664	74	2,943	2,603,640	31,592	2,638,175
Non-owner occupied commercial real estate	875	—	—	875	2,552,469	367	2,553,711
Real estate construction	332	—	—	332	1,010,601	783	1,011,716
Agricultural and agricultural real estate	121	—	12	133	909,841	9,210	919,184
Residential real estate	2,082	273	21	2,376	790,367	5,086	797,829
Consumer	2,257	150	197	2,604	489,029	1,573	493,206
Total loans receivable held to maturity	$7,704	$3,266	$2,507	$13,477	$11,959,742	$95,426	$12,068,645

Loans delinquent 30 to 89 days as a percent of total loans were 0.26% at September 30, 2024, compared to 0.09% at December 31, 2023.

HTLF recognized $0 of interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, and December 31, 2023, HTLF had $28.7 million and $52.5 million of nonaccrual loans with no related allowance, respectively.

NOTE 4: ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses on loans for the three- and nine- months ended September 30, 2024, and September 30, 2023, were as follows, in thousands:

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2024	$44,800	$14,714	$13,697	$32,210	$8,905	$5,036	$7,499	$126,861
Charge-offs	(22,006)	(25)	—	—	(9,302)	(182)	(622)	(32,137)
Recoveries	440	1	—	5	—	—	2,756	3,202
Provision (benefit)	185	(1,439)	3,722	3,265	4,200	501	(1,563)	8,871
Balance at September 30, 2024	$23,419	$13,251	$17,419	$35,480	$3,803	$5,355	$8,070	$106,797

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2023	$40,679	$17,156	$17,249	$28,773	$4,292	$5,845	$8,572	$122,566
Charge-offs	(30,217)	(422)	—	—	(10,177)	(182)	(2,620)	(43,618)
Recoveries	1,172	1	—	5	9	105	4,281	5,573
Provision (benefit)	11,785	(3,484)	170	6,702	9,679	(413)	(2,163)	22,276
Balance at September 30, 2024	$23,419	$13,251	$17,419	$35,480	$3,803	$5,355	$8,070	$106,797

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at June 30, 2023	$29,396	$14,709	$17,976	$28,246	$3,511	$7,644	$9,716	$111,198
Charge-offs	(1,344)	—	(607)	—	(10)	—	(2,003)	(3,964)
Recoveries	167	1	—	7	—	—	127	302
Provision (benefit)	77	(36)	(85)	726	903	(537)	1,624	2,672
Balance at September 30, 2023	$28,296	$14,674	$17,284	$28,979	$4,404	$7,107	$9,464	$110,208

	Commercial and Industrial	Owner Occupied Commercial Real Estate	Non-Owner Occupied Commercial Real Estate	Real Estate Construction	Agricultural and Agricultural Real Estate	Residential Real Estate	Consumer	Total
Balance at December 31, 2022	$29,071	$13,948	$16,539	$29,998	$2,634	$7,711	$9,582	$109,483
Charge-offs	(6,481)	(19)	(636)	—	(5,319)	(59)	(3,214)	(15,728)
Recoveries	2,007	113	—	26	11	19	1,592	3,768
Provision (benefit)	3,699	632	1,381	(1,045)	7,078	(564)	1,504	12,685
Balance at September 30, 2023	$28,296	$14,674	$17,284	$28,979	$4,404	$7,107	$9,464	$110,208

Management allocates the allowance for credit losses by pools of risk within each loan portfolio. The total allowance for credit losses is available to absorb losses from any segment of the loan portfolio. The provision expense in the nine months ended September 30, 2024 was reduced by $2.9 million due to the sale of Rocky Mountain Bank loans amounting to $343.8 million.

Changes in the allowance for credit losses for unfunded commitments for the three and nine months ended September 30, 2024, and September 30, 2023, were as follows:

	For the Three Months Ended September 30,
	2024	2023
Balance at June 30,	$13,057	$18,636
Provision (benefit)	(2,595)	(1,156)
Balance at September 30,	$10,462	$17,480

	For the Nine Months Ended September 30,
	2024	2023
Balance at December 31,	$16,468	$20,196
Provision (benefit)	(6,006)	(2,716)
Balance at September 30,	$10,462	$17,480

NOTE 5: GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

HTLF had goodwill of $576.0 million at both September 30, 2024, and December 31, 2023. HTLF conducts an annual internal assessment of the goodwill both at the consolidated level and at the reporting unit level as of September 30, as well as when required due to triggering events related to the uncertainty of the value of the goodwill on HTLF's balance sheet. HTLF conducted its annual internal assessment of the goodwill at HTLF or HTLF's reporting units as of September 30. There was no goodwill impairment as of the most recent assessment.

The gross carrying amount of other intangible assets consisted of core deposit intangibles and the associated accumulated amortization at September 30, 2024, and December 31, 2023, are presented in the table below, in thousands:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Core deposit intangibles	$101,185	$87,028	$14,157	$101,185	$82,770	$18,415
Total	$101,185	$87,028	$14,157	$101,185	$82,770	$18,415

The following table shows the estimated future amortization expense for amortizable intangible assets, in thousands:

Core Deposit Intangibles
Three months ending December 31, 2024	$1,333
Year ending December 31,
2025	4,700
2026	3,533
2027	2,601
2028	1,287
2029	466
Thereafter	237
Total	$14,157

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

HTLF's objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. HTLF is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. HTLF minimizes this risk by entering into derivative contracts that contain collateral posting provisions with counterparties that meet HTLF’s credit standards. HTLF has not experienced any losses from nonperformance by these counterparties. HTLF monitors counterparty risk in accordance with the provisions of ASC 815. HTLF was required to post $44.2 million of collateral at September 30, 2024, compared to $27.7 million as of December 31, 2023, related to derivative financial instruments. HTLF's counterparties were required to pledge $17.7 million at September 30, 2024, compared to $44.8 million at December 31, 2023.

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

HTLF had no derivative instruments designated as cash flow hedges at September 30, 2024.

The table below identifies the gains and losses recognized on HTLF's terminated derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2024, and September 30, 2023, in thousands:

	Effective Portion
	Recognized in OCI	Reclassified from AOCI into Income
	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Three Months Ended September 30, 2024
Interest rate swap	$—	Interest income	$247
Nine Months Ended September 30, 2024
Interest rate swap	$—	Interest income	$457
Three Months Ended September 30, 2023
Interest rate swap	$—	Interest income	$63
Nine Months Ended September 30, 2023
Interest rate swap	$1,952	Interest income	$(638)

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

The table below identifies the fair value of the interest rate swaps designated as fair value hedges and the balance sheet category of the interest rate swaps as of September 30, 2024 and December 31, 2023, in thousands:

	Fair Value	Balance Sheet Category
September 30, 2024
Interest rate swaps-loans receivable held to maturity	$20	Other assets
Interest rate swaps-securities carried at fair value	17,181	Other assets
Interest rate swaps-loans receivable held to maturity	29,808	Other liabilities
December 31, 2023
Interest rate swaps-loans receivable held to maturity	$5,027	Other assets
Interest rate swaps-securities carried at fair value	23,182	Other assets
Interest rate swaps-loans receivable held to maturity	27,554	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as fair value hedge accounting relationships at September 30, 2024, and December 31, 2023, in thousands:

	Location in the Consolidated Balance Sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount of Hedged Assets
September 30, 2024
Interest rate swap	Loans receivable held to maturity	$2,531,741	$31,291
Interest rate swap	Securities carried at fair value	756,044	(15,218)
December 31, 2023
Interest rate swap	Loans receivable held to maturity	$2,525,261	$24,652
Interest rate swap	Securities carried at fair value	786,716	(20,979)

The table below identifies the net impact to interest income recognized on HTLF's fair value hedges specific to the fair value remeasurements and the income statement classification where it is recorded in comparison to the total amount of interest income presented on the consolidated statements of income for the three- and nine- months ended September 30, 2024, and September 30, 2023, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) recognized in interest income and fees on loans	$6	$(375)	$21	$(371)
Total amount of interest and fees on loans	192,506	182,394	587,328	505,136
Gain (loss) recognized in interest income on securities-taxable	452	(1,126)	64	(1,052)
Total amount of interest on securities-taxable	51,116	54,800	145,511	168,948

The table below identifies the effect of fair value hedge accounting on the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hedged item (loans receivable held to maturity)	$42,060	$(11,144)	$6,661	$(24,026)
Hedged item (securities carried at fair value)	34,374	(36,362)	5,825	(65,872)
Derivatives designated as hedging instruments on loans receivable held to maturity	(42,054)	10,769	(6,640)	23,655
Derivatives designated as hedging instruments on securities carried at fair value	(33,922)	35,236	(5,761)	64,820

Embedded Derivatives
HTLF has fixed rate loans with embedded derivatives. These loans contain terms that affect the cash flows or value of the loan similar to a derivative instrument, and therefore are considered to contain an embedded derivative. The embedded derivatives are bifurcated from the loans because the terms of the derivative instrument are not clearly and closely related to the loans. The embedded derivatives are recorded at fair value on the consolidated balance sheets as a part of other assets, and changes in the fair value are a component of noninterest income. The table below identifies the notional amount, fair value and balance sheet category of the embedded derivatives at September 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2024
Embedded derivatives	$2,248	$26	Other assets
December 31, 2023
Embedded derivatives	$2,391	$61	Other assets

The table below identifies the gains and losses recognized on HTLF's embedded derivatives for the three- and nine- months ended September 30, 2024, and September 30, 2023, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) recognized in other noninterest income on embedded derivatives	$(36)	$20	$(35)	$(17)

Back-to-Back Loan Swaps
HTLF has loan interest rate swap relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, HTLF enters into offsetting positions with counterparties in order to minimize interest rate risk to HTLF. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2024, and September 30, 2023, no gain or loss was recognized. HTLF recognized $1.8 million and $4.3 million in fee income related to executing back-to-back loan swaps for customers for the three and nine months ended September 30, 2024, respectively, compared to $3.1 million and $5.1 million for the three and nine months ended September 30, 2023, respectively.

The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2024
Customer interest rate swaps	$2,002,260	$58,740	Other assets
Customer interest rate swaps	2,002,260	(58,740)	Other liabilities
December 31, 2023
Customer interest rate swaps	$1,672,729	$56,634	Other assets
Customer interest rate swaps	1,672,729	(56,634)	Other liabilities

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

The table below identifies the balance sheet category and fair values of HTLF's other free standing derivative instruments not designated as hedging instruments at September 30, 2024, and December 31, 2023, in thousands:

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2024
Undesignated interest rate swaps	$2,248	$(26)	Other liabilities
December 31, 2023
Undesignated interest rate swaps	$2,391	$(61)	Other liabilities

HTLF recognizes gains and losses on other free standing derivatives in two separate income statement categories. Interest rate lock commitments and forward commitments are recognized in net gains on sale of loans held for sale and undesignated interest rate swaps are recognized in other noninterest income. As of the balance sheet dates presented above there were no interest rate lock commitments or forward commitments. The table below identifies the gains and losses recognized in income on HTLF's other free standing derivative instruments not designated as hedging instruments for the three- and nine- months ended September 30, 2024, and September 30, 2023, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate lock commitments (mortgage)	$—	$(352)	$—	$(70)
Forward commitments	—	(4)	—	87
Undesignated interest rate swaps	36	9	35	26

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

Although HTLF has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, and December 31, 2023, HTLF has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, HTLF has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents HTLF's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024, and December 31, 2023, in thousands, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Securities available for sale
U.S. treasuries	$7,963	$7,963	$—	$—
U.S. agencies	11,440	—	11,440	—
Obligations of states and political subdivisions	740,624	—	740,624	—
Mortgage-backed securities - agency	1,344,977	—	1,344,977	—
Mortgage-backed securities - non-agency	1,236,696	—	1,236,696	—
Commercial mortgage-backed securities - agency	62,533	—	62,533	—
Commercial mortgage-backed securities - non-agency	387,941	—	387,941	—
Asset-backed securities	122,730	—	122,730	—
Corporate bonds	120,314	—	120,314	—
Equity securities with a readily determinable fair value	22,117	—	22,117	—
Derivative financial instruments(1)	75,967	—	75,967	—
Total assets at fair value	$4,133,302	$7,963	$4,125,339	$—
Liabilities
Derivative financial instruments(2)	$88,574	$—	$88,574	$—
Total liabilities at fair value	$88,574	$—	$88,574	$—

December 31, 2023
Assets
Securities available for sale
U.S. treasuries	$32,118	$32,118	$—	$—
U.S. agencies	14,530	—	14,530	—
Obligations of states and political subdivisions	741,245	—	741,245	—
Mortgage-backed securities - agency	1,393,629	—	1,393,629	—
Mortgage-backed securities - non-agency	1,529,128	—	1,529,128	—
Commercial mortgage-backed securities - agency	64,788	—	64,788	—
Commercial mortgage-backed securities - non-agency	514,858	—	514,858	—
Asset-backed securities	217,370	—	217,370	—
Corporate bonds	118,169	—	118,169	—
Equity securities with a readily determinable fair value	21,056	—	21,056	—
Derivative financial instruments(1)	84,904	—	84,904	—
Total assets at fair value	$4,731,795	$32,118	$4,699,677	$—
Liabilities
Derivative financial instruments(2)	$84,249	$—	$84,249	$—
Total liabilities at fair value	$84,249	$—	$84,249	$—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and free standing derivatives.

The tables below present HTLF's assets that are measured at fair value on a nonrecurring basis as of September 30, 2024, and December 31, 2023, in thousands:

	Fair Value Measurements at September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$15,242	$—	$—	$15,242	$20,563
Owner occupied commercial real estate	2,631	—	—	2,631	(23)
Non-owner occupied commercial real estate	5,661	—	—	5,661	—
Real estate construction	675	—	—	675	—
Agricultural and agricultural real estate	15,927	—	—	15,927	9,269
Residential real estate	727	—	—	727	—
Total collateral dependent individually assessed loans	$40,863	$—	$—	$40,863	$29,809
Loans held for sale	$—	$—	$—	$—	$—
Other real estate owned	6,805	—	—	6,805	—
Premises, furniture and equipment held for sale	9,864	—	—	9,864	2,136

	Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to- Date (Gains) Losses
Collateral dependent individually assessed loans:
Commercial and industrial	$23,422	$—	$—	$23,422	$554
Owner occupied commercial real estate	30,400	—	—	30,400	—
Non-owner occupied commercial real estate	—	—	—	—	—
Real estate construction	642	—	—	642	—
Agricultural and agricultural real estate	4,768	—	—	4,768	5,309
Residential real estate	741	—	—	741	—
Total collateral dependent individually assessed loans	$59,973	$—	$—	$59,973	$5,863
Loans held for sale	$5,071	$—	$5,071	$—	$—
Other real estate owned	12,548	—	—	12,548	2,967
Premises, furniture and equipment held for sale	4,069	—	—	4,069	2,786

The following tables present additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which HTLF has utilized Level 3 inputs to determine fair value, in thousands:

	Fair Value at 9/30/2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$6,805	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Premises, furniture and equipment held for sale	9,864	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Collateral dependent individually assessed loans:
Commercial and industrial	15,242	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-15%(2)
Owner occupied commercial real estate	2,631	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Non-owner occupied commercial real estate	5,661	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Real estate construction	675	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)
Agricultural and agricultural real estate	15,927	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-15%(2)
Residential real estate	727	Modified appraised value	Third party appraisal	(1)
			Appraisal discount	0-10%(2)

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

The table below is a summary of the estimated fair value of HTLF's financial instruments (as defined by ASC 825) as of September 30, 2024, and December 31, 2023, in thousands. The carrying amounts in the following tables are recorded in the consolidated balance sheets under the indicated captions. In accordance with ASC 825, the assets and liabilities that are not financial instruments are not included in the disclosure, including the value of premises, furniture and equipment, premises, furniture and equipment held for sale, OREO, goodwill, and other intangibles and other liabilities.

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

			Fair Value Measurements at September 30, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$588,394	$588,394	$588,394	$—	$—
Time deposits in other financial institutions	1,050	1,050	1,050	—	—
Securities:
Carried at fair value	4,057,335	4,057,335	7,963	4,049,372	—
Held to maturity	839,623	844,296	—	844,296	—
Other investments	69,511	69,511	—	69,511	—
Loans held for sale	—	—	—	—	—
Loans, net:
Commercial and industrial	3,479,674	3,309,913	—	3,294,671	15,242
PPP	1,582	1,582	—	1,582	—
Owner occupied commercial real estate	2,476,446	2,333,179	—	2,330,548	2,631
Non-owner occupied commercial real estate	2,437,977	2,336,488	—	2,330,827	5,661
Real estate construction	1,084,442	1,085,637	—	1,084,962	675
Agricultural and agricultural real estate	697,408	644,749	—	628,822	15,927
Residential real estate	702,629	621,419	—	620,692	727
Consumer	453,962	438,892	—	438,892	—
Total Loans, net	11,334,120	10,771,859	—	10,730,996	40,863
Cash surrender value on life insurance	199,998	199,998	—	199,998	—
Derivative financial instruments(1)	75,967	75,967	—	75,967	—
Financial liabilities:
Deposits
Demand deposits	4,009,218	4,009,218	—	4,009,218	—
Savings deposits	8,926,192	8,926,192	—	8,926,192	—
Time deposits	2,017,806	2,017,806	—	2,017,806	—
Borrowings	546,219	546,219	—	546,219	—
Term Debt	373,324	375,240	—	375,240	—
Derivative financial instruments(2)	88,574	88,574	—	88,574	—

(1) Includes interest rate swaps, fair value hedges, embedded derivatives and back-to-back loan swaps.
(2) Includes fair value hedges, back-to-back loan swaps and undesignated interest rate swaps.

			Fair Value Measurements at December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$323,013	$323,013	$323,013	$—	$—
Time deposits in other financial institutions	1,240	1,240	1,240	—	—
Securities:
Carried at fair value	4,646,891	4,646,891	32,118	4,614,773	—
Held to maturity	838,241	816,399	—	816,399	—
Other investments	91,277	91,277	—	91,277	—
Loans held for sale	5,071	5,071	—	5,071	—
Loans, net:
Commercial and industrial	3,611,368	3,396,628	—	3,373,206	23,422
PPP	2,777	2,777	—	2,777	—
Owner occupied commercial real estate	2,621,019	2,444,540	—	2,414,140	30,400
Non-owner occupied commercial real estate	2,536,462	2,393,931	—	2,393,931	—
Real estate construction	982,943	979,105	—	978,463	642
Agricultural and agricultural real estate	914,892	839,572	—	834,804	4,768
Residential real estate	791,984	687,428	—	686,687	741
Consumer	484,634	465,686	—	465,686	—
Total Loans, net	11,946,079	11,209,667	—	11,149,694	59,973
Cash surrender value on life insurance	197,085	197,085	—	197,085	—
Derivative financial instruments(1)	84,904	84,904	—	84,904	—
Financial liabilities:
Deposits
Demand deposits	4,500,304	4,500,304	—	4,500,304	—
Savings deposits	8,805,597	8,805,597	—	8,805,597	—
Time deposits	2,895,813	2,895,813	—	2,895,813	—
Borrowings	622,255	622,255	—	622,255	—
Term Debt	372,396	374,017	—	374,017	—
Derivative financial instruments(2)	84,249	84,249	—	84,249	—

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

Securities — For equity securities with a readily determinable fair value and debt securities either held to maturity, available for sale or trading, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NOTE 8: STOCK COMPENSATION

Under its 2024 Long-Term Incentive Plan (the "Plan"), HTLF's Compensation and Human Capital Committee, (the "Compensation Committee"), may grant non-qualified and incentive stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units and cash incentive awards. The Plan was approved by stockholders in May 2024 and replaces the 2020 Long-Term Incentive Plan. The Plan has authorized a total of 2,460,000 shares of common stock for issuance, of which 1,477,236 shares of common stock were available as of September 30, 2024, for issuance of future awards to employees and directors of, and service providers to, HTLF or its subsidiaries.

The cost of each award is based upon its fair value estimated on the date of grant and recognized in the consolidated statements of income over the vesting period of the award. The fair market value of restricted stock and restricted stock units is based on the fair value of the underlying shares of common stock on the date of grant. Forfeitures are accounted for as they occur.

HTLF's income tax expense included $189,000 and $115,000 during the nine months ended September 30, 2024 and September 30, 2023, respectively, related to the exercise, vesting and forfeiture of equity-based awards.

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

A summary of the RSUs outstanding as of September 30, 2024, and September 30, 2023, and changes during the nine months ended September 30, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1,	466,105	$47.21	424,086	$46.15
Granted	340,855	34.61	272,465	45.33
Vested	(203,582)	44.11	(175,313)	41.74
Forfeited	(68,620)	45.78	(42,091)	46.25
Outstanding at September 30,	534,758	$40.54	479,147	$47.29

Total compensation costs recorded for RSUs were $8.0 million and $7.4 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there were $10.3 million of total unrecognized compensation costs related to the Plan for RSUs that are expected to be recognized through 2027.

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

A summary of the status of stock options as of September 30, 2024, and September 30, 2023, and changes during the nine months ended September 30, 2024 and 2023, follows:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding January 1,	58,066	$48.79	64,518	$48.79
Granted	—	—	—	—
Exercised	(806)	48.79	—	—
Forfeited	(5,161)	48.79	(6,452)	48.79
Outstanding at September 30,	52,099	48.79	58,066	48.79
Options exercisable at September 30	12,418	$48.79	—	$—

At September 30, 2024, the options had a weighted average remaining contractual life of 8.17 years. The intrinsic value of the vested options as of September 30, 2024 was $98,000. The intrinsic value of the options exercised during the nine months ended September 30, 2024, was $1,000. The total fair value of the options that vested during the nine months ended September 30, 2024, was $0. Total compensation costs recorded for stock options during the nine months ended September 30, 2024 and 2023 were $151,000 and $165,000, respectively. As of September 30, 2024, there were $279,000 of total unrecognized compensation costs related to the Plan for options that are expected to be recognized through 2026.

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
•Liquidity and Interest Rate Risks, including the impact of capital market conditions, interest rate changes and changes in monetary policy on our borrowings and net interest income;
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

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" sections above and in our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

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

OVERVIEW

Heartland Financial USA, Inc. is a Denver, Colorado-based bank holding company operating under the brand name "HTLF". HTLF's banks (referred to herein collectively as the "Banks", "Bank Markets") serve customers in the West, Southwest, and Midwest regions. HTLF is committed to serving the banking needs of privately owned businesses, their owners, executives and employees. Its core commercial business is supported by a strong retail banking operation, in addition to a diversified line of financial services including treasury management, wealth management and investments. As of September 30, 2024, HTLF operated under 10 local bank brands through a total of 107 locations.

HTLF's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Noninterest income, which includes service charges and fees, loan servicing income, trust fees, brokerage and insurance commissions, capital markets fees, net securities gains/(losses), net gains on sale of loans held for sale, and income on bank owned life insurance, also affects the results of operations. HTLF's principal operating expenses, aside from interest expense, consist of the provision for credit losses, salaries and employee benefits, occupancy, furniture and equipment costs, professional fees, FDIC insurance assessments, advertising, core deposit intangibles amortization, other real estate and loan collection expenses, (gains)/losses on sales/valuation of assets, partnership investment in tax credit projects and acquisition, integration and restructuring costs.

Overview of Third Quarter and Year to Date results as of September 30, 2024

HTLF reported the following results for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023:
•Net income available to common stockholders of $62.1 million compared to $46.1 million, an increase of $16.1 million or 35%.
•Earnings per diluted common share of $1.44 compared to $1.08, an increase of $0.36 or 33%.
•Adjusted earnings available to common stockholders (non-GAAP) of $50.6 million or $1.17 per diluted common share compared to $48.1 million or $1.12 per diluted common share.
◦Gain on sale, net, of $29.7 million due to the sale of Rocky Mountain Bank branches in Montana.
◦Loss on security sales of $9.5 million.
◦Loss on fixed assets of $2.9 million due to branch closures and write-downs on properties listed for sale.
•Net interest income of $157.9 million compared to $145.8 million, an increase of $12.1 million or 8%.
•Total revenue of $176.9 million compared to $174.1 million, an increase of $2.8 million or 2%.
•Annualized return on average assets of 1.38% compared to 0.94%. Adjusted annualized return on average assets (non-GAAP) of 1.14% compared to 0.98%.
•Annualized return on average common equity of 12.60% compared to 10.47%. Adjusted annualized return on average common equity (non-GAAP) of 10.27% compared to 10.92%.
•Annualized return on average tangible common equity (non-GAAP) of 18.32% compared to 16.32%. Adjusted annualized return on average tangible common equity (non-GAAP) of 14.98% compared to 17.02%.

HTLF reported the following results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 :
•Net income available to common stockholders of $149.6 million compared to $144.2 million, an increase of $5.3 million or 4%.
•Earnings per diluted common share of $3.47 compared to $3.37, an increase of $0.10 or 3%.
•Adjusted earnings available to common stockholders (non-GAAP) of $152.7 million or $3.54 per diluted common share compared to $148.3 million or $3.47 per diluted common share.
•Net interest income of $470.9 million compared to $445.1 million, an increase of $25.8 million or 6%.
•Total revenue of $535.7 million compared to $536.0 million, a decrease of $260,000 or less than 1%.

•Annualized return on average assets of 1.10% compared to 1.00%. Adjusted annualized return on average assets (non-GAAP) of 1.12% compared to 1.02%
•Annualized return on average common equity of 10.59% compared to 11.28%. Adjusted annualized return on average common equity (non-GAAP) of 10.81% compared to 11.60%.
•Annualized return on average tangible common equity (non-GAAP) of 15.77% compared to 17.82%. Adjusted annualized return on average tangible common equity (non-GAAP) of 16.09% compared to 18.31%.

For the third quarter of 2024, net interest margin was 3.73% (3.78% on a fully tax-equivalent basis, non-GAAP), compared to 3.68% (3.73% on a fully tax-equivalent basis, non-GAAP) for the second quarter of 2024, and 3.14% (3.18% on a fully tax-equivalent basis, non-GAAP) for the third quarter of 2023. For the first nine months of 2024, net interest margin was 3.65% (3.69% on a fully tax-equivalent basis, non-GAAP) compared to 3.23% (3.27% on a fully tax-equivalent basis, non-GAAP) for the first nine months of 2023.

The efficiency ratio was 48.58% (57.98% on an adjusted fully tax-equivalent basis, non-GAAP) for the third quarter of 2024 compared to 63.77% (59.95% on an adjusted fully tax-equivalent basis, non-GAAP) for the same quarter of 2023. For the first nine months of 2024, the efficiency ratio was 58.94% (58.16% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 61.86% (58.98% on an adjusted fully tax-equivalent basis, non-GAAP) for the first nine months of 2023.

Total assets were $18.27 billion at September 30, 2024, a decrease of $1.14 billion or 6% since December 31, 2023. Securities represented 27% and 29% of total assets at September 30, 2024 and December 31, 2023, respectively. Total loans held to maturity were $11.44 billion at September 30, 2024, compared to $12.07 billion at December 31, 2023, a decrease of $627.7 million or 5%. Excluding the Rocky Mountain Bank loans sold of $343.8 million, total loans decreased $283.9 million or 2% since year-end 2023.

The total allowance for lending related credit losses was $117.3 million or 1.02% of total loans at September 30, 2024, compared to $139.0 million or 1.15% of total loans at December 31, 2023.

Total deposits were $14.95 billion as of September 30, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $1.25 billion or 8%. Excluding the Rocky Mountain Bank total deposits sold of $531.9 million, total deposits decreased $716.6 million or 4% since year-end 2023. As of September 30, 2024, 68% of HTLF's deposits were insured or collateralized.

Total equity was $2.14 billion at September 30, 2024, compared to $1.93 billion at December 31, 2023. Book value per common share was $47.33 at September 30, 2024, compared to $42.69 at year-end 2023. The unrealized loss on securities available for sale including the unrealized gain on the fair value security hedges, net of applicable taxes, was $365.1 million at September 30, 2024, compared to an unrealized loss of $453.7 million, net of applicable taxes, at December 31, 2023.

Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of the foregoing non-GAAP measures, and refer to the financial tables under "Financial Highlights" for the reconciliations to the most directly comparable GAAP measures.

2024 Developments

Rocky Mountain Bank Sale
HTLF Bank closed on the sale of the Rocky Mountain Bank branches in Montana in mid-July to two purchasers, which included loans of $343.8 million, deposits of $531.9 million and fixed assets of $13.8 million. The gain on sale, net, of $29.7 million was realized in the third quarter of 2024.

Subsequent Events
In early October, in response to favorable market conditions, HTLF terminated the interest rate swaps designated as fair value hedges with initial notional amounts totaling $838.1 million which were primarily designed to provide protection against unrealized securities losses. Additionally, in early October, in response to favorable market conditions, HTLF terminated the interest rate swaps designated as fair value hedges with total original notional amounts of $2.50 billion which were used to convert certain long-term fixed rate loans to floating rates to hedge interest rate risk exposure. The $1.8 million net fair value basis will be amortized over the remaining life of the underlying assets.

In early November, HTLF paid off the $500.0 million advance from the BTFP with cash and cash equivalents. The BTFP advance was obtained during the first quarter of 2024 and was due in 2025, prepayable at any time without penalty. HTLF Bank pledged $501.8 million of securities to support the borrowings as of September 30, 2024.

FINANCIAL HIGHLIGHTS
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
STATEMENT OF INCOME DATA
Interest income	$253,794	$245,432	$761,145	$697,910
Interest expense	95,897	99,676	290,292	252,810
Net interest income	157,897	145,756	470,853	445,100
Provision for credit losses	6,276	1,516	16,270	9,969
Net interest income after provision for credit losses	151,621	144,240	454,583	435,131
Noninterest income	18,992	28,383	64,862	90,875
Noninterest expenses	85,927	111,053	315,766	331,542
Income taxes	20,533	13,479	48,077	44,181
Net income	64,153	48,091	155,602	150,283
Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
Net income available to common stockholders	$62,140	$46,078	$149,564	$144,245

Adjusted earnings available to common stockholders (non-GAAP)(1)	$50,634	$48,101	$152,669	$148,342

KEY PERFORMANCE RATIOS
Annualized return on average assets	1.38%	0.94%	1.10%	1.00%
Adjusted annualized return on average assets (non-GAAP)(1)	1.14	0.98	1.12	1.02
Annualized return on average common equity (GAAP)	12.60	10.47	10.59	11.28
Adjusted annualized return on average common equity (non-GAAP)(1)	10.27	10.92	10.81	11.60
Annualized return on average tangible common equity (non-GAAP)(1)	18.32	16.32	15.77	17.82
Adjusted annualized return on average tangible common equity (non-GAAP)(1)	14.98	17.02	16.09	18.31
Annualized ratio of net charge-offs/(recoveries) to average loans	0.99	0.12	0.43	0.14
Annualized net interest margin (GAAP)	3.73	3.14	3.65	3.23
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.78	3.18	3.69	3.27
Efficiency ratio (GAAP)	48.58	63.77	58.94	61.86
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)(1)	57.98	59.95	58.16	58.98
Annualized ratio of total noninterest expenses to average assets (GAAP)	1.85	2.18	2.23	2.20
Annualized ratio of core expenses to average assets (non-GAAP)(1)	2.35	2.08	2.30	2.12

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

(Dollars in thousands, except per share data)	As of and For the Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
BALANCE SHEET DATA
Investments	$4,966,469	$5,098,718	$5,327,801	$5,576,409	$6,408,156
Loans held for sale	—	348,761	352,744	5,071	6,262
Loans receivable held to maturity	11,440,917	11,608,309	11,644,641	12,068,645	11,872,436
Allowance for credit losses	106,797	126,861	123,934	122,566	110,208
Total assets	18,272,293	18,812,670	19,132,827	19,411,707	20,129,793
Total deposits	14,953,216	14,956,590	15,302,166	16,201,714	17,100,993
Term debt	373,324	372,988	372,652	372,396	372,059
Common equity	2,029,668	1,917,145	1,868,128	1,822,412	1,714,825
COMMON SHARE DATA
Book value per common share (GAAP)	$47.33	$44.74	$43.66	$42.69	$40.20
Tangible book value per common share (non-GAAP)(1)	33.57	30.94	29.81	28.77	26.23
ASC 320 effect on book value per common share	(8.78)	(10.82)	(11.18)	(11.00)	(16.27)
Common shares outstanding, net of treasury stock	42,883,865	42,852,180	42,783,670	42,688,008	42,656,303
Tangible common equity ratio (non-GAAP)(1)	8.14%	7.28%	6.88%	6.53%	5.73%

(1) Refer to "Non-GAAP Financial Measures" for additional information on the usage and presentation of these non-GAAP measures, and refer to these financial tables for the reconciliations to the most directly comparable GAAP measures.

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	As of and For the Quarter Ended
	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023
Reconciliation of Tangible Book Value Per Common Share (non-GAAP)
Common stockholders' equity (GAAP)	$2,029,668	$1,917,145	$1,868,128	$1,822,412	$1,714,825
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	14,157	15,501	16,923	18,415	20,026
Tangible common stockholders' equity (non-GAAP)	$1,439,506	$1,325,639	$1,275,200	$1,227,992	$1,118,794

Common shares outstanding, net of treasury stock	$42,883,865	$42,852,180	$42,783,670	$42,688,008	$42,656,303
Common stockholders' equity (book value) per share (GAAP)	47.33	44.74	43.66	42.69	40.20
Tangible book value per common share (non-GAAP)	33.57	30.94	29.81	28.77	26.23

Reconciliation of Tangible Common Equity Ratio (non-GAAP)
Tangible common stockholders' equity (non-GAAP)	$1,439,506	$1,325,639	$1,275,200	$1,227,992	$1,118,794

Total assets (GAAP)	$18,272,293	$18,812,670	$19,132,827	$19,411,707	$20,129,793
Less goodwill	576,005	576,005	576,005	576,005	576,005
Less core deposit intangibles, net	14,157	15,501	16,923	18,415	20,026
Total tangible assets (non-GAAP)	$17,682,131	$18,221,164	$18,539,899	$18,817,287	$19,533,762
Tangible common equity ratio (non-GAAP)	8.14%	7.28%	6.88%	6.53%	5.73%

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Annualized Return on Average Tangible Common Equity (non-GAAP)
Earnings available to common stockholders (GAAP)	$62,140	$46,078	$149,564	$144,245
Plus core deposit intangibles amortization, net of tax(2)	1,022	1,240	3,236	3,908
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$63,162	$47,318	$152,800	$148,153

Average common equity (GAAP)	$1,962,334	$1,746,818	$1,886,454	$1,710,230
Less average goodwill	576,005	576,005	576,005	576,005
Less average core deposit intangibles, net	14,814	20,821	16,208	22,501
Average tangible common equity (non-GAAP)	$1,371,515	$1,149,992	$1,294,241	$1,111,724
Annualized return on average common equity (GAAP)	12.60%	10.47%	10.59%	11.28%
Annualized return on average tangible common equity (non-GAAP)	18.32	16.32	15.77	17.82

Reconciliation of Annualized Net Interest Margin, Fully Tax-Equivalent (non-GAAP)
Net interest income (GAAP)	$157,897	$145,756	$470,853	$445,100
Plus tax-equivalent adjustment(1)	2,010	2,152	5,981	6,497
Net interest income, fully tax-equivalent (non-GAAP)	$159,907	$147,908	$476,834	$451,597
Average earning assets	16,838,131	18,439,010	17,254,023	18,451,907

Annualized net interest margin (GAAP)	3.73%	3.14%	3.65%	3.23%
Annualized net interest margin, fully tax-equivalent (non-GAAP)(1)	3.78	3.18	3.69	3.27
Net purchase accounting discount accretion on loans included in annualized net interest margin	0.02	0.01	0.02	0.02

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Efficiency Ratio (non-GAAP)
Net interest income (GAAP)	$157,897	$145,756	$470,853	$445,100
Tax-equivalent adjustment(1)	2,010	2,152	5,981	6,497
Fully tax-equivalent net interest income	159,907	147,908	476,834	451,597
Noninterest income (GAAP)	18,992	28,383	64,862	90,875
Securities (gains)/losses, net	9,520	114	19,573	1,532
Unrealized gain on equity securities, net	(377)	(13)	(605)	(165)
Adjusted revenue (non-GAAP)	$188,042	$176,392	$560,664	$543,839

Total noninterest expenses (GAAP)	$85,927	$111,053	$315,766	$331,542
Less:
Core deposit intangibles amortization	1,345	1,625	4,258	5,128
Partnership investment in tax credit projects	222	1,136	938	1,828
(Gain)/loss on sales/valuation of assets, net	(26,419)	108	(26,012)	(2,149)
Acquisition, integration and restructuring costs	2,026	2,429	9,374	5,994
FDIC special assessment	(267)	—	1,151	—
Core expenses (non-GAAP)	$109,020	$105,755	$326,057	$320,741
Efficiency ratio (GAAP)	48.58%	63.77%	58.94%	61.86%
Adjusted efficiency ratio, fully tax-equivalent (non-GAAP)	57.98	59.95	58.16	58.98

Reconciliation of Annualized Ratio of Core Expenses to Average Assets (non-GAAP)
Total noninterest expenses (GAAP)	$85,927	$111,053	$315,766	$331,542
Core expenses (non-GAAP)	109,020	105,755	326,057	320,741

Average assets	$18,439,910	$20,207,920	$18,924,862	$20,182,808
Total noninterest expenses to average assets (GAAP)	1.85%	2.18%	2.23%	2.20%
Core expenses to average assets (non-GAAP)	2.35	2.08	2.30	2.12

Acquisition, integration and restructuring costs
Salaries and employee benefits	$58	$94	$689	$261
Furniture and equipment	52	—	105	—
Professional fees	1,674	1,617	7,990	3,619
Advertising	—	178	—	522
Other noninterest expenses	242	540	590	1,592
Total acquisition, integration and restructuring costs	$2,026	$2,429	$9,374	$5,994
After tax impact on diluted earnings per common share(1)	$0.04	$0.04	$0.17	$0.11

NON-GAAP RECONCILIATIONS
(Dollars in thousands, except per share data)	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted Earnings (non-GAAP)
Net income/(loss)	$64,153	$48,091	$155,602	$150,283
(Gain)/loss from sale of securities	9,520	114	19,573	1,532
(Gain)/loss on sales/valuation of assets, net	(26,419)	108	(26,012)	(2,149)
Acquisition, integration and restructuring costs	2,026	2,429	9,374	5,994
FDIC special assessment	(267)	—	1,151	—
Total adjustments	(15,140)	2,651	4,086	5,377
Tax effect of adjustments(2)	3,634	(628)	(981)	(1,280)
Adjusted earnings	$52,647	$50,114	$158,707	$154,380

Preferred dividends	(2,013)	(2,013)	(6,038)	(6,038)
Adjusted earnings available to common stockholders	$50,634	$48,101	$152,669	$148,342

Plus core deposit intangibles amortization, net of tax(2)	1,022	1,240	3,236	3,908
Earnings available to common stockholders excluding intangible amortization (non-GAAP)	$51,656	$49,341	$155,905	$152,250

Reconciliation of Adjusted Annualized Return on Average Assets
Average assets	$18,439,910	$20,207,920	$18,924,862	$20,182,808
Adjusted annualized return on average assets (non-GAAP)	1.14%	0.98%	1.12%	1.02%

Reconciliation of Adjusted Annualized Return on Average Common Equity
Average common stockholders' equity (GAAP)	$1,962,334	$1,746,818	$1,886,454	$1,710,230
Adjusted annualized return on average common equity (non-GAAP)	10.27%	10.92%	10.81%	11.60%

Reconciliation of Adjusted Annualized Return on Average Tangible Common Equity
Average tangible common equity (non-GAAP)	$1,371,515	$1,149,992	$1,294,241	$1,111,724
Adjusted annualized return on average tangible common equity (non-GAAP)	14.98%	17.02%	16.09%	18.31%

Reconciliation of Adjusted Diluted Earnings Per Common Share
Weighted average shares outstanding-diluted	43,195,257	42,812,563	43,080,422	42,769,872
Adjusted diluted earnings per common share	$1.17	$1.12	$3.54	$3.47
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

Net interest income is the difference between interest income on earning assets and interest expense paid on interest-bearing liabilities. As such, net interest income is affected by changes in volumes and yields on earning assets and the volume and rates paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average earning assets.

For the Quarters ended September 30, 2024 and 2023
Net interest margin, expressed as a percentage of average earning assets, was 3.73% (3.78% on a fully tax-equivalent basis, non-GAAP) for the third quarter of 2024 compared to 3.14% (3.18% on a fully tax-equivalent basis, non-GAAP) for the third quarter of 2023. Net interest margin included 2 basis points and 1 basis point of net purchase accounting discount amortization for the quarter ended September 30, 2024, and 2023, respectively. HTLF's net interest margin may be impacted in future periods as a result of market pressures to increase deposit pricing due to competition. Management anticipates utilizing cash flow from the investment portfolio to pay down wholesale deposits and short-term borrowings, which would positively impact net interest margin.

Total interest income and average earning asset changes for the third quarter of 2024 compared to the third quarter of 2023 were:
•Total interest income was $253.8 million compared to $245.4 million, an increase of $8.4 million or 3% and primarily attributable to an increase in yields on average earning assets. During the third quarter of 2024, HTLF recorded $5.3 million in additional interest income for a security that paid off.
•Total interest income on a tax-equivalent basis (non-GAAP) was $255.8 million, an increase of $8.2 million or 3%, from $247.6 million. Subsequent to September 30, 2024, the fair value hedges were terminated in favorable market conditions in early October. HTLF recorded $10.3 million of interest income associated with the fair value hedges in the third quarter of 2024 in comparison to $5.6 million in the third quarter of 2023. As a result of the fair value hedge terminations, no additional interest income related to fair value hedges will be recorded.
•Average earning assets decreased $1.60 billion or 9% to $16.84 billion compared to $18.44 billion, primarily due to the sale of $865.4 million of securities during the fourth quarter of 2023, $108.4 million of securities sold during the second quarter of 2024, and $40.3 million of securities sold during the third quarter of 2024. The proceeds were utilized to pay down high-cost wholesale deposits and borrowings.
•The average rate on earning assets increased 71 basis points to 6.04% compared to 5.33%, primarily due to recent interest rate increases on earning assets.

Total interest expense and average interest-bearing liability changes for the third quarter of 2024 compared to the third quarter of 2023 were:
•Total interest expense was $95.9 million, a decrease of $3.8 million from $99.7 million, primarily due to a decrease in average interest-bearing liabilities.
•The average interest rate paid on interest-bearing liabilities increased 17 basis points to 3.18% from 3.01%.
•Average interest-bearing deposits decreased $1.65 billion or 13% to $11.03 billion from $12.68 billion.
•The average interest rate paid on interest-bearing deposits decreased 4 basis points to 2.86% from 2.90%.
•Average borrowings and term debt increased $478.2 million to $953.9 million from $475.7 million, and the average interest rate paid on borrowings decreased 39 basis points to 5.39% compared to 5.78%.

Net interest income changes for the third quarter of 2024 compared to the third quarter of 2023 were:
•Net interest income totaled $157.9 million compared to $145.8 million, an increase of $12.1 million or 8%.
•Net interest income on a tax-equivalent basis (non-GAAP) totaled $159.9 million compared to $147.9 million, which was an increase of $12.0 million or 8%.

For the Nine Months ended September 30, 2024 and 2023
Net interest margin, expressed as a percentage of average earning assets, was 3.65% (3.69% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2024, compared to 3.23% (3.27% on a fully tax-equivalent basis, non-GAAP) during the first nine months of 2023. For the nine months ended September 30, 2024 and 2023, net interest margin included 2 basis points of net purchase accounting discount amortization.

Total interest income and average earning asset changes for the first nine months of 2024 compared to the first nine months of 2023 were:
•Total interest income was $761.1 million, an increase of $63.2 million or 9% from $697.9 million, primarily attributable to an increase in yields on average earning assets. Interest income on investments and loans recognized from derivatives was $30.3 million during the first nine months of 2024 compared to $10.2 million during the first nine months of 2023, an increase of $20.1 million.
•Total interest income on a tax-equivalent basis (non-GAAP) was $767.1 million, an increase of $62.7 million or 9% from $704.4 million. As previously stated, subsequent to September 30, 2024, the fair value hedges were terminated in favorable market conditions in early October. HTLF recorded $29.9 million of interest income associated with the fair value hedges in the first nine months of 2024 in comparison to $10.2 million in the first nine months of 2023. As a result of the fair value hedge terminations, no additional interest income related to fair value hedges will be recorded.
•Average earning assets decreased $1.20 billion or 6% to $17.25 billion compared to $18.45 billion, primarily due to the sale of $865.4 million of securities during the fourth quarter of 2023, $108.4 million of securities sold during the second quarter of 2024, and $40.3 million of securities sold during the third quarter of 2024.
•The average rate on earning assets increased 84 basis points to 5.94% compared to 5.10%, primarily due to recent increases in market interest rates.

Total interest expense and average interest-bearing liability changes for the first nine months of 2024 compared to the first nine months of 2023 were:
•Total interest expense was $290.3 million, an increase of $37.5 million from $252.8 million, primarily due to increases in the average interest rate paid on average interest-bearing liabilities, partially offset by decreases in average interest-bearing liabilities.
•The average interest rate paid on interest-bearing liabilities increased 54 basis points to 3.14% compared to 2.60%.
•Average interest-bearing deposits decreased $1.20 billion or 10% to $11.28 billion from $12.48 billion, which was primarily attributable to a decrease in wholesale and institutional deposits. Average wholesale and institutional deposits totaled $940.8 million for the first nine months of 2024 compared to $2.79 billion for the first nine months of 2023.
•The average interest rate paid on interest-bearing deposits was 2.93% for the first nine months of 2024 compared to 2.48% for the first nine months of 2023, an increase of 45 basis points.
•Average borrowings and term debt increased $564.1 million to $1.07 billion from $510.3 million, and the average interest rate paid on borrowings was 5.31% compared to 5.55%.

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

The following tables set forth certain information relating to average consolidated balance sheets and reflect the yield on average earning assets and the cost of average interest-bearing liabilities for the periods indicated, in thousands. Such yields and costs are calculated by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances, and nonaccrual loans and loans held for sale are included in each respective loan category. Assets that receive favorable tax treatment are evaluated on a tax-equivalent basis assuming a federal income tax rate of 21%. Tax-favored assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent yield is calculated by adding the tax savings to the interest earned on tax favored assets and dividing this amount by the average balance of the tax favorable assets.

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES (1)
	For the Quarter Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,254,529	$51,116	4.78%	$4,490,407	$47,381	4.24%	$5,726,057	$54,800	3.80%
Nontaxable(1)	768,483	7,313	3.79	759,234	7,383	3.91	881,162	8,085	3.64
Total securities	5,023,012	58,429	4.63	5,249,641	54,764	4.20	6,607,219	62,885	3.78
Interest on deposits with other banks and short-term investments	355,394	4,193	4.69	194,824	3,045	6.29	142,301	1,651	4.60
Federal funds sold	—	—	—	—	—	—	152	3	7.83
Loans:(2)
Commercial and industrial(1)	3,531,206	65,972	7.43	3,638,004	69,469	7.68	3,610,677	63,001	6.92
PPP loans	1,759	5	1.13	2,242	7	1.26	3,948	11	1.11
Owner occupied commercial real estate	2,527,006	35,189	5.54	2,615,504	37,028	5.69	2,412,501	30,127	4.95
Non-owner occupied commercial real estate	2,474,036	39,536	6.36	2,519,346	39,272	6.27	2,586,011	38,779	5.95
Real estate construction	1,106,387	22,878	8.23	1,093,399	21,770	8.01	1,027,544	19,448	7.51
Agricultural and agricultural real estate	757,745	11,536	6.06	879,707	13,390	6.12	822,957	12,582	6.07
Residential real estate	725,901	9,110	4.99	776,821	9,454	4.89	827,402	9,482	4.55
Consumer	460,959	8,956	7.73	485,266	9,421	7.81	509,024	9,615	7.49
Less: allowance for credit losses	(125,274)	—	—	(123,319)	—	—	(110,726)	—	—
Net loans	11,459,725	193,182	6.71	11,886,970	199,811	6.76	11,689,338	183,045	6.21
Total earning assets	16,838,131	255,804	6.04%	17,331,435	257,620	5.98%	18,439,010	247,584	5.33%
Nonearning Assets	1,601,779			1,711,927			1,768,910
Total Assets	$18,439,910			$19,043,362			$20,207,920
Interest-bearing Liabilities
Savings	$8,842,494	$59,307	2.67%	$8,834,746	$55,440	2.52%	$8,737,581	$49,195	2.23%
Time deposits	2,189,861	23,669	4.30	2,372,653	25,059	4.25	3,945,371	43,549	4.38
Borrowings	580,707	7,378	5.05	881,738	10,825	4.94	103,567	1,167	4.47
Term debt	373,158	5,543	5.91	372,820	5,564	6.00	372,112	5,765	6.15
Total interest-bearing liabilities	11,986,220	95,897	3.18%	12,461,957	96,888	3.13%	13,158,631	99,676	3.01%
Noninterest-bearing Liabilities
Noninterest-bearing deposits	4,116,589			4,355,521			4,824,861
Accrued interest and other liabilities	264,062			251,943			366,905
Total noninterest-bearing liabilities	4,380,651			4,607,464			5,191,766
Stockholders' Equity	2,073,039			1,973,941			1,857,523
Total Liabilities and Stockholders' Equity	$18,439,910			$19,043,362			$20,207,920
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$159,907			$160,732			$147,908
Net interest spread(1)			2.86%			2.85%			2.32%
Net interest income, fully tax-equivalent to total earning assets (non-GAAP)(1)(3)			3.78%			3.73%			3.18%
Interest-bearing liabilities to earning assets	71.18%			71.90%			71.36%

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

ANALYSIS OF AVERAGE BALANCES, TAX-EQUIVALENT YIELDS AND RATES (1)
	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Earning Assets
Securities:
Taxable	$4,469,258	$145,511	4.35%	$5,927,026	$168,948	3.81%
Nontaxable(1)	768,782	22,079	3.84	899,613	23,611	3.51
Total securities	5,238,040	167,590	4.27	6,826,639	192,559	3.77
Interest-bearing deposits with other banks and other short-term investments	268,122	10,244	5.10	133,910	4,833	4.83
Federal funds sold	—	—	—	51	3	7.86
Loans:(2)
Commercial and industrial(1)	3,603,668	202,426	7.50	3,547,256	169,552	6.39
PPP loans	2,195	19	1.16	6,718	61	1.21
Owner occupied commercial real estate	2,583,886	107,734	5.57	2,355,545	84,927	4.82
Non-owner occupied commercial real estate	2,514,452	118,657	6.30	2,459,965	105,111	5.71
Real estate construction	1,087,280	65,497	8.05	1,051,298	56,107	7.14
Agricultural and agricultural real estate	838,395	38,682	6.16	835,673	36,191	5.79
Residential mortgage	764,515	28,699	5.01	840,143	28,138	4.48
Consumer	476,967	27,578	7.72	506,143	26,925	7.11
Less: allowance for loan losses	(123,497)	—	—	(111,434)	—	—
Net loans	11,747,861	589,292	6.70	11,491,307	507,012	5.90
Total earning assets	17,254,023	767,126	5.94%	18,451,907	704,407	5.10%
Nonearning Assets	1,670,839			1,730,901
Total Assets	$18,924,862			$20,182,808
Interest-bearing Liabilities
Savings	$8,828,973	$169,414	2.56%	$9,130,980	$128,372	1.88%
Time deposits	2,447,293	78,195	4.27	3,344,434	103,245	4.13
Borrowings	701,548	25,727	4.90	138,157	4,437	4.29
Term debt	372,826	16,956	6.08	372,094	16,756	6.02
Total interest-bearing liabilities	12,350,640	290,292	3.14%	12,985,665	252,810	2.60%
Noninterest-bearing Liabilities
Noninterest-bearing deposits	4,306,899			5,092,200
Accrued interest and other liabilities	270,164			284,008
Total noninterest-bearing liabilities	4,577,063			5,376,208
Equity	1,997,159			1,820,935
Total Liabilities and Equity	$18,924,862			$20,182,808
Net interest income, fully tax-equivalent (non-GAAP)(1)(3)		$476,834			$451,597
Net interest spread(1)			2.80%			2.50%
Net interest income, fully tax-equivalent (non-GAAP) to total earning assets(1)(3)			3.69%			3.27%
Interest-bearing liabilities to earning assets	71.58%			70.38%

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

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest earning assets and interest-bearing liabilities, in thousands, and quantify the changes in interest income and interest expense related to changes in the average outstanding balances (volume) and those changes caused by fluctuating interest rates. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume, calculated by multiplying the difference between the average balance for the current period and the average balance for the prior period by the rate for the prior period, and (ii) changes in rate, calculated by multiplying the difference between the rate for the current period and the rate for the prior period by the average balance for the prior period. The unallocated change has been allocated pro rata to volume and rate variances.

	Three Months Ended
	September 30, 2024 Compared to September 30, 2023 Change Due to			September 30, 2024 Compared to June 30, 2024 Change Due to			September 30, 2023 Compared to September 30, 2022 Change Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(57,908)	$54,224	$(3,684)	$(13,041)	$16,776	$3,735	$(23,787)	$32,939	$9,152
Nontaxable(1)	(2,542)	1,770	(772)	505	(575)	(70)	(2,705)	2,988	283
Interest-bearing deposits	2,508	32	2,540	5,628	(4,482)	1,146	(2,330)	2,900	570
Federal funds sold	(1)	(2)	(3)	—	—	—	—	3	3
Loans(1)(2)	(20,867)	31,004	10,137	(5,418)	(1,211)	(6,629)	12,520	47,099	59,619
Total earning assets	(78,810)	87,028	8,218	(12,326)	10,508	(1,818)	(16,302)	85,929	69,627
Liabilities/Interest Expense
Interest-bearing deposits:
Savings	588	9,524	10,112	58	3,809	3,867	(11,602)	47,890	36,288
Time deposits	(19,102)	(778)	(19,880)	(3,330)	1,940	(1,390)	14,053	27,245	41,298
Borrowings	6,040	171	6,211	(5,149)	1,702	(3,447)	(566)	1,373	807
Term debt	105	(327)	(222)	37	(58)	(21)	7	1,346	1,353
Total interest-bearing liabilities	(12,369)	8,590	(3,779)	(8,384)	7,393	(991)	1,892	77,854	79,746
Net interest income	$(66,441)	$78,438	$11,997	$(3,942)	$3,115	$(827)	$(18,194)	$8,075	$(10,119)

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

	Nine Months Ended
	September 30, 2024 Compared to September 30, 2023 Change Due to			September 30, 2023 Compared to September 30, 2022 Change Due to
	Volume	Rate	Net	Volume	Rate	Net
Earnings Assets/Interest Income
Investment securities:
Taxable	$(55,407)	$31,970	$(23,437)	$(14,500)	$67,082	$52,582
Nontaxable(1)	(4,521)	2,989	(1,532)	(3,069)	4,055	986
Interest-bearing deposits	5,116	294	5,410	(1,510)	4,628	3,118
Federal funds sold	(1)	(2)	(3)	—	3	3
Loans(1)(2)	11,613	70,667	82,280	40,865	130,651	171,516
Total earning assets	(43,200)	105,918	62,718	21,786	206,419	228,205
Liabilities/Interest Expense
Interest-bearing deposits:
Savings	(6,985)	48,027	41,042	(1,923)	109,622	107,699
Time deposits	(30,572)	5,522	(25,050)	20,972	78,281	99,253
Borrowings	20,579	711	21,290	60	3,883	3,943
Term debt	36	164	200	2	4,974	4,976
Total interest-bearing liabilities	(16,942)	54,424	37,482	19,111	196,760	215,871
Net interest income	$(26,258)	$51,494	$25,236	$2,675	$9,659	$12,334

(1) Computed on a tax-equivalent basis using an effective tax rate of 21%.
(2) Nonaccrual loans and loans held for sale are included in average loans outstanding.

Provision For Credit Losses

The allowance for credit losses is established through provision expense to provide, in management's opinion, an appropriate allowance for credit losses. The following table shows the components of provision for credit losses for the three- and nine- months ended September 30, 2024 and 2023, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision expense for credit losses-loans	$8,871	$2,672	$22,276	$12,685
Provision (benefit) expense for credit losses-unfunded commitments	(2,595)	(1,156)	(6,006)	(2,716)
Total provision expense	$6,276	$1,516	$16,270	$9,969

The provision expense for credit losses for loans was $8.9 million for the third quarter of 2024, which was an increase of $6.2 million from provision expense of $2.7 million recorded in the third quarter of 2023. The provision expense for the third quarter of 2024 compared to the third quarter of 2023 was impacted by several factors, including:
•The third quarter of 2024 was impacted by a nonperforming food manufacturing syndication loan currently in bankruptcy proceedings. HTLF recorded a charge-off of $19.2 million for this credit during the third quarter of 2024, of which $10.0 million was reserved for in a prior period.
•Changes in credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans totaled $996.2 million or 9% of total loans at September 30, 2024 and $945.8 million or 8% of total loans at June 30, 2024. Nonpass loans totaled $535.7 million or 5% of total loans at September 30, 2023 and $568.2 million or 5% of total loans at June 30, 2023.

The provision expense for credit losses for loans was $22.3 million for the first nine months of 2024, which was an increase of $9.6 million from the provision expense of $12.7 million for the first nine months of 2023. The provision expense for the first nine months of 2024 compared to the first nine months of 2023 was impacted by several factors, including:
•Net charge-offs of $38.0 million were recorded for the first nine months of 2024.
•Changes in credit quality as indicated by nonpass loans as a percentage of total loans. Nonpass loans were 9% of total loans at September 30, 2024 and 6% of total loans at December 31, 2023. Nonpass loans were 5% of total loans at September 30, 2023 and 5% of total loans at December 31, 2022.

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

Management believes that the allowance for credit losses as of September 30, 2024, was at a level commensurate with the overall risk exposure of the loan portfolio. However, deterioration in economic conditions, including a recession, could cause certain borrowers to experience difficulty and impede their ability to meet debt service. Due to the uncertainty of future economic conditions, including ongoing concerns regarding higher interest rates, supply chain challenges, workforce shortages and wage pressures, the provision for credit losses could be volatile in future quarters.

Noninterest Income
The tables below show noninterest income for the three- and nine- months ended September 30, 2024 and 2023, in thousands:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Service charges and fees	$17,100	$18,553	$(1,453)	(8)%
Loan servicing income	111	278	(167)	(60)
Trust fees	5,272	4,734	538	11
Brokerage and insurance commissions	853	692	161	23
Capital markets fees	2,116	1,845	271	15
Securities (losses) gains, net	(9,520)	(114)	(9,406)	(8,251)
Unrealized (loss) gain on equity securities, net	377	13	364	(2,800)
Net gains on sale of loans held for sale	—	905	(905)	(100)
Income on bank owned life insurance	1,107	858	249	29
Other noninterest income	1,576	619	957	155
Total noninterest income	$18,992	$28,383	$(9,391)	(33)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Service charges and fees	$51,127	$55,316	$(4,189)	(8)%
Loan servicing income	349	1,403	(1,054)	(75)
Trust fees	15,847	15,810	37	—
Brokerage and insurance commissions	2,501	2,065	436	21
Capital markets fees	5,003	8,331	(3,328)	(40)
Securities losses, net	(19,573)	(1,532)	(18,041)	1,178
Unrealized gain/(loss) on equity securities, net	605	165	440	(267)
Net gains on sale of loans held for sale	104	3,786	(3,682)	(97)
Income on bank owned life insurance	3,610	3,042	568	19
Other noninterest income	5,289	2,489	2,800	112
Total noninterest income	$64,862	$90,875	$(26,013)	(29)%

Total noninterest income was $19.0 million during the third quarter of 2024 compared to $28.4 million during the third quarter of 2023, a decrease of $9.4 million or 33%. Total noninterest income was $64.9 million for the first nine months of 2024 compared to $90.9 million for the first nine months of 2023, a decrease of $26.0 million or 29%. Notable changes in noninterest income categories for the three- and nine- months ended September 30, 2024 and 2023 are as follows:

Service charges and fees
The following tables summarize the changes in service charges and fees for the three- and nine- months ended September 30, 2024 and 2023, in thousands:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Service charges and fees on deposit accounts	$5,969	$5,431	$538	10%
Overdraft fees	776	3,184	(2,408)	(76)
Customer service and other service fees	77	94	(17)	(18)
Credit card fee income	7,868	7,551	317	4
Debit card income	2,410	2,293	117	5
Total service charges and fees	$17,100	$18,553	$(1,453)	(8)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Service charges and fees on deposit accounts	$17,972	$15,571	$2,401	15%
Overdraft fees	2,877	9,248	(6,371)	(69)
Customer service and other service fees	259	280	(21)	(8)
Credit card fee income	22,660	23,462	(802)	(3)
Debit card income	7,359	6,755	604	9
Total service charges and fees	$51,127	$55,316	$(4,189)	(8)%

The decrease in service charges and fees on deposit accounts in both the three- and nine months periods was primarily attributable to the decrease in consumer NSF and overdrafts fees. In December 2023, in response to industry changes related to the consumer overdraft fees, HTLF modified its consumer deposit product and fee structure, including overdraft fees. As a result, management anticipated a decline in overdraft fees during 2024 and future periods.

Loan servicing income
Loan servicing income includes the fees collected for the servicing of commercial, agricultural, and mortgage loans, which depend upon the aggregate outstanding balances of these loans. In the first quarter of 2023, First Bank & Trust, a division of HTLF Bank, sold its mortgage servicing rights portfolio. As a result, loan servicing income declined $1.1 million or 75%, to $349,000 for the first nine months of 2024 from $1.4 million for the first nine months of 2023.

Trust fees
Trust fees totaled $5.3 million for the third quarter of 2024 compared to $4.7 million for the same quarter of 2023, an increase of $538,000 or 11%. For the first nine months of 2024, trust fees totaled $15.8 million compared to $15.8 million for the first nine months of 2023, an increase of $37,000 or less than 1%. The increase in both the three- and nine months periods was primarily attributable to an increase in the fair market value of trust assets.

Capital markets fees
Capital markets fees totaled $2.1 million for the third quarter of 2024 compared to $1.8 million for the same quarter of 2023, an increase of $271,000 or 15%. Syndication income increased $55,000 or 21% to $315,000 for the third quarter of 2024 compared to $260,000 for the same quarter of 2023. Swap fee income increased $215,000 or 14% to $1.8 million for the third quarter of 2024 compared to $1.6 million for the third quarter of 2023.

For the first nine months of 2024, capital markets fees totaled $5.0 million, a decrease of $3.3 million or 40% from $8.3 million for the first nine months of 2023. Syndication income decreased $962,000 or 58% to $695,000 for the first nine months of 2024 compared to $1.7 million for the first nine months of 2023. Swap fee income decreased $2.4 million or 35% to $4.3 million for the first nine months of 2024 compared to $6.7 million for the first nine months of 2023.

Capital markets fees vary, in part, based upon the size of the transaction and are recognized upon the closing of the transaction.

Securities (losses) gains, net
For the third quarter of 2024, net security losses totaled $9.5 million compared to net losses of $114,000 for the third quarter of 2023, a change of $9.4 million. For the first nine months of 2024, net security losses totaled $19.6 million compared to net losses of $1.5 million during the first nine months of 2023, a change of $18.0 million. HTLF sold $108.4 million of securities during the second quarter of 2024 and $40.3 million of securities during the third quarter of 2024. The sales reduced CRE exposure to improve the risk and liquidity profile of the Bank and the proceeds were utilized to pay down high-cost wholesale deposits and borrowings.

Net gains on sale of loans held for sale
For the third quarter of 2024, net gains on sale of loans held for sale totaled $0, from $905,000 in the same quarter of 2023. For the first nine months of 2024, net gains on sale of loans held for sale totaled $104,000 compared to $3.8 million for the first nine months of 2023, a decrease of $3.7 million or 97%. The decrease was attributable to residential mortgage loans no longer being sold to the secondary market as HTLF ceased originating mortgage loans.

Income on bank owned life insurance
Income on bank owned life insurance totaled $1.1 million for the third quarter of 2024, an increase of $249,000 or 29%, from $858,000 recorded in the third quarter of 2023. For the first nine months of 2024, income on bank owned life insurance totaled $3.6 million, an increase of $568,000 from $3.0 million for the first nine months of 2023. The increase was attributable to market value changes in bank-owned policies.

Other noninterest income
Other noninterest income totaled $1.6 million for the third quarter of 2024 compared to $619,000 for the same quarter of 2023, an increase of $957,000 or 155%. For the first nine months of 2024, other noninterest income was $5.3 million compared to $2.5 million for the first nine months of 2023, an increase of $2.8 million or 112%. During the first nine months of 2024, HTLF recognized $1.5 million in income associated with the assets in the deferred compensation plan, an increase of $1.0 million from $449,000 for the first nine months of 2023.

Noninterest Expenses

The tables below show noninterest expenses for the three- and nine- months ended September 30, 2024, and 2023, in thousands:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Salaries and employee benefits	$62,742	$62,262	$480	1%
Occupancy	6,318	6,438	(120)	(2)
Furniture and equipment	2,062	2,720	(658)	(24)
Professional fees	17,448	13,616	3,832	28
FDIC insurance assessments	3,035	3,313	(278)	(8)
Advertising	1,937	1,633	304	19
Core deposit amortization	1,345	1,625	(280)	(17)
Other real estate and loan collection expenses	395	481	(86)	(18)
Losses/(gain) on sales/valuations of assets, net	(26,419)	108	(26,527)	24,562
Acquisition, integration and restructuring costs	2,026	2,429	(403)	(17)
Partnership investment in tax credit projects	222	1,136	(914)	(80)
Other noninterest expenses	14,816	15,292	(476)	(3)
Total noninterest expenses	$85,927	$111,053	$(25,126)	(23)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Salaries and employee benefits	$191,817	$186,510	$5,307	3%
Occupancy	19,843	20,338	(495)	(2)
Furniture and equipment	6,554	8,698	(2,144)	(25)
Professional fees	48,351	41,607	6,744	16
FDIC insurance assessments	11,344	9,627	1,717	18

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Advertising	4,663	6,670	(2,007)	(30)
Core deposit and customer relationship intangibles amortization	4,258	5,128	(870)	(17)
Other real estate and loan collection expenses	1,422	984	438	45
Loss/(gain) on sales/valuations of assets, net	(26,012)	(2,149)	(23,863)	1,110
Acquisition, integration and restructuring costs	9,374	5,994	3,380	56
Partnership investment in tax credit projects	938	1,828	(890)	(49)
Other noninterest expenses	43,214	46,307	(3,093)	(7)
Total noninterest expenses	$315,766	$331,542	$(15,776)	(5)%

For the third quarter of 2024, noninterest expenses totaled $85.9 million compared to $111.1 million for the third quarter of 2023, a decrease of $25.1 million or 23%. For the first nine months of 2024, noninterest expenses totaled $315.8 million compared to $331.5 million during the first nine months of 2023, a decrease of $15.8 million or 5%.

Notable changes in noninterest expense categories for the three- and nine- months ended September 30, 2024 and 2023 are as follows:

Salaries and employee benefits
Salaries and employee benefits totaled $62.7 million for the third quarter of 2024 compared to $62.3 million for the third quarter of 2023, an increase of $480,000 million or 1%. For the first nine months of 2024, salaries and employee benefits totaled $191.8 million compared to $186.5 million for the first nine months of 2023, an increase of $5.3 million or 3%. The increase was attributable to higher benefit costs including incentive compensation and healthcare expenses partially offset by a reduction of full-time equivalent employees. Full-time equivalent employees totaled 1,725 at September 30, 2024 compared to 1,965 at September 30, 2023, a decrease of 240 or 12%.

Professional fees
Professional fees totaled $17.4 million for the third quarter of 2024 compared to $13.6 million for the third quarter of 2023, an increase of $3.8 million or 28%. For the first nine months of 2024, professional fees totaled $48.4 million compared to $41.6 million for the first nine months of 2023, an increase of $6.7 million or 16%. The increase was primarily driven by an increase in legal expenses, including those associated with special asset loans.

FDIC insurance assessments
FDIC insurance assessments totaled $3.0 million for the third quarter of 2024 compared to $3.3 million for the third quarter of 2023, a decrease of $278,000 or 8%. For the first nine months of 2024, FDIC insurance assessments totaled $11.3 million compared to $9.6 million for the first nine months of 2023, an increase of $1.7 million or 18%. The increase was attributable to a one-time special assessment expense of $1.2 million in the first nine months of 2024. This special assessment is in addition to the $8.1 million HTLF recorded in the fourth quarter of 2023 based upon additional FDIC expected losses.

Advertising
Advertising expenses totaled $1.9 million for the third quarter of 2024, an increase of $304,000 or 19% from $1.6 million for the third quarter of 2023. For the first nine months of 2024, advertising expenses totaled $4.7 million compared to $6.7 million for the first nine months of 2023, a decrease of $2.0 million or 30%. The expenses were elevated in 2023 primarily due to the deposit acquisition campaigns that were launched during that time.

Losses (gain) on sales/valuations of assets, net
Net gains on sales/valuations of assets were $26.4 million for the third quarter of 2024 compared to net losses of $108,000 for the third quarter of 2023. For the first nine months of 2024, net gains on sales/valuations of assets totaled $26.0 million compared to net gains of $2.1 million for the first nine months of 2023, primarily due to the sale of Rocky Mountain Bank, a division of HTLF Bank, in the third quarter of 2024, which generated a gain on sale, net, of $29.7 million.

Acquisition, integration and restructuring costs
Acquisition, integration and restructuring costs totaled $2.0 million for the third quarter of 2024, a decrease of $403,000 or 17% from $2.4 million for the third quarter of 2023. For the first nine months of 2024, acquisition, integration and restructuring costs totaled $9.4 million compared to $6.0 million for the first nine months of 2023, an increase of $3.4 million or 56%. The increase in 2024 is primarily due to expenses related to the pending UMB merger and the sale of the Rocky Mountain Bank branches.

Other noninterest expenses
Other noninterest expenses totaled $14.8 million in the third quarter of 2024 compared to $15.3 million in the third quarter of 2023, a decrease of $476,000 or 3%. For the first nine months of 2024, other noninterest expenses totaled $43.2 million compared to $46.3 million for the first nine months of 2023, a decrease of $3.1 million or 7%. The decrease is primarily attributable to HTLF's reduced operating footprint.

Efficiency Ratio

During the third quarter of 2024, the efficiency ratio was 48.58% (57.98% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) compared to 63.77% (59.95% on an adjusted efficiency ratio, fully tax-equivalent basis, non-GAAP) for the third quarter of 2023.

During the first nine months of 2024, the efficiency ratio was 58.94% (58.16% on an adjusted fully tax-equivalent basis, non-GAAP) compared to 61.86% (58.98% on an adjusted fully tax-equivalent basis, non-GAAP) for the first nine months of 2023.

HTLF continues to pursue strategies to improve operational efficiency.

Income Taxes

The effective tax rate was 24.25% for the third quarter of 2024, compared to 21.89% for the third quarter of 2023. The following items impacted the third quarter 2024 and 2023 tax calculations:
•Solar energy tax credits of $0 compared to $844,000.
•Federal low-income housing tax credits of $257,000 compared to $311,000.
•New markets tax credits of $90,000 compared to $90,000.
•Historic rehabilitation tax credits of $282,000 compared to $362,000.
•Tax-exempt interest income as a percentage of pre-tax income of 8.92% compared to 13.14%.
•Tax benefit of $140,000 compared to a tax expense of $41,000 resulting from the vesting of restricted stock units.
•Tax expense of $1.1 million compared to $1.6 million resulting from the disallowed interest expense related to tax-exempt loans and securities.

The effective tax rate was 23.60% for the nine months ended September 30, 2024, compared to 22.72% for the nine months ended September 30, 2023. The following items impacted HTLF's tax calculation for the first nine months of 2024 and 2023:
•Solar energy tax credits of $306,000 compared to $1.2 million.
•Federal low-income housing tax credits of $770,000 compared to $932,000.
•New markets tax credits of $270,000 compared to $270,000.
•Historic rehabilitation tax credits of $845,000 compared to $787,000.
•Tax-exempt interest income as a percentage of pre-tax income of 11.05% compared to 12.57%.
•Tax expense of $189,000 compared to $115,000 resulting from the vesting of restricted stock units.
•Tax expense of $3.2 million compared to $3.6 million resulting from the disallowed interest expense related to tax-exempt loans and securities.

FINANCIAL CONDITION

Total assets were $18.27 billion at September 30, 2024, a decrease of $1.14 billion or 6% from $19.41 billion at December 31, 2023. Securities represented 27% and 29% of total assets at September 30, 2024, and December 31, 2023, respectively.

LENDING ACTIVITIES

Total loans held to maturity were $11.44 billion at September 30, 2024, and $12.07 billion at December 31, 2023, a decrease of $627.7 million or 5%. Excluding the impact of Rock Mountain Bank, loans held to maturity decreased $283.9 million or 2% since year-end 2023.

The following table shows the changes in loan balances by loan category since December 31, 2023, in thousands:

	September 30, 2024	December 31, 2023	Change	% Change
Commercial and industrial	$3,503,093	$3,652,047	$(148,954)	(4)%
Paycheck Protection Program ("PPP")	1,582	2,777	(1,195)	(43)
Owner occupied commercial real estate	2,489,697	2,638,175	(148,478)	(6)
Non-owner occupied commercial real estate	2,455,396	2,553,711	(98,315)	(4)
Real estate construction	1,119,922	1,011,716	108,206	11
Agricultural and agricultural real estate	701,211	919,184	(217,973)	(24)
Residential mortgage	707,984	797,829	(89,845)	(11)
Consumer	462,032	493,206	(31,174)	(6)
Total loans held to maturity	$11,440,917	$12,068,645	$(627,728)	(5)%

Significant changes by loan category at September 30, 2024 compared to December 31, 2023 included:
•Commercial and industrial loans decreased $149.0 million or 4% to $3.50 billion compared to $3.65 billion. Excluding the Rocky Mountain Bank loans sold of $71.2 million, commercial and business lending decreased $77.8 million or 2%.
•Owner occupied commercial real estate decreased $148.5 million or 6% to $2.49 billion compared to $2.64 billion. Excluding the Rocky Mountain Bank loans sold of $72.0 million, owner occupied commercial real estate lending decreased $76.5 million or 3%.
•Non-owner occupied commercial real estate decreased $98.3 million or 4% to $2.46 billion compared to $2.55 billion. Excluding the Rocky Mountain Bank loans sold of $59.2 million, owner occupied commercial real estate lending decreased $39.1 million or 2%.
•Real estate construction loans increased $108.2 million or 11% to $1.12 billion compared to $1.01 billion. Excluding the Rocky Mountain Bank loans sold of $11.1 million, construction loans increased $119.3 million or 12%.
•Agricultural and agricultural real estate loans decreased $218.0 million or 24% to $701.2 million compared to $919.2 million. Excluding the Rocky Mountain Bank loans sold of $67.3 million, agricultural and agricultural real estate loans decreased $150.7 million or 16%.
•Residential mortgage loans decreased $89.8 million or 11% to $708.0 million compared to $797.8 million. Excluding the Rocky Mountain Bank loans sold of $31.0 million, residential mortgage loans decreased $58.9 million or 7%.
•Consumer loans decreased $31.2 million or 6% to $462.0 million compared to $493.2 million. Excluding the Rocky Mountain Bank loans sold of $31.9 million, consumer loans increased $699,000 or less than 1%.

The table below presents the composition of the loan portfolio as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Loans receivable held to maturity:
Commercial and industrial	$3,503,093	30.62%	$3,652,047	30.26%
PPP	1,582	0.01	2,777	0.02
Owner occupied commercial real estate	2,489,697	21.76	2,638,175	21.86
Non-owner occupied commercial real estate	2,455,396	21.46	2,553,711	21.16
Real estate construction	1,119,922	9.79	1,011,716	8.38
Agricultural and agricultural real estate	701,211	6.13	919,184	7.62
Residential mortgage	707,984	6.19	797,829	6.61
Consumer	462,032	4.04	493,206	4.09
Gross loans receivable held to maturity	11,440,917	100.00%	12,068,645	100.00%
Allowance for credit losses-loans	(106,797)		(122,566)
Loans receivable, net	$11,334,120		$11,946,079

The following table provides detail on owner occupied commercial real estate loans classified by industry diversification as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Health Care and Social Assistance	$532,070	21.37%	$483,073	18.31%
Real Estate and Rental and Leasing	409,028	16.43	438,244	16.61
Manufacturing	244,048	9.80	277,755	10.53
Retail Trade	275,005	11.05	307,543	11.66
Other Services (except Public Administration)	185,508	7.45	197,260	7.48
Wholesale Trade	141,299	5.68	149,310	5.66
Construction	127,606	5.13	161,746	6.13
Accommodation and Food Services	110,386	4.43	121,268	4.60
Arts, Entertainment, and Recreation	86,481	3.47	90,325	3.42
All Other	$378,266	15.19	$411,651	15.60
Total	$2,489,697	100.00%	$2,638,175	100.00%

The following table provides geographic diversification detail on owner occupied commercial real estate loans by bank division location as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Colorado	$571,570	22.97%	$516,354	19.56%
Illinois	292,847	11.76	298,076	11.30
Arizona	294,525	11.83	297,759	11.29
California	307,272	12.34	314,135	11.91
Wisconsin	229,604	9.22	250,069	9.48
Texas	207,621	8.34	236,592	8.97
Iowa	162,383	6.52	195,491	7.41
Minnesota	162,618	6.53	158,278	6.00
New Mexico	157,085	6.31	159,401	6.04
Kansas/Missouri	104,172	4.18	119,395	4.53
Montana	—	—	92,625	3.51
Total	$2,489,697	100.00%	$2,638,175	100.00%

The following table provides detail on non-owner occupied commercial real estate loans classified by industry diversification as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Office	$418,740	17.07%	$424,671	16.63%
Retail	428,024	17.43	432,084	16.91
Hospitality	341,132	13.89	406,516	15.92
Medical	281,504	11.46	329,306	12.90
Multifamily	309,168	12.59	294,097	11.52
Logistics/distribution	262,254	10.68	258,389	10.12
Industrial flex/other	217,890	8.87	230,167	9.01
Self-Storage	119,003	4.85	115,731	4.53
Restaurant	54,871	2.23	52,820	2.07
Other	22,810	0.93	9,930	0.39
Total	$2,455,396	100.00%	$2,553,711	100.00%

The following table provides geographic diversification detail on non-owner occupied commercial real estate loans by bank division location as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Colorado	$601,941	24.52%	$593,688	23.25%
Arizona	300,823	12.25	280,144	10.97
New Mexico	263,780	10.74	275,083	10.77
California	242,451	9.87	234,182	9.17
Illinois	245,734	10.01	244,000	9.55
Minnesota	224,169	9.13	216,458	8.48
Texas	200,569	8.17	224,571	8.79
Kansas/Missouri	135,731	5.53	148,126	5.80
Iowa	138,182	5.63	137,055	5.37
Wisconsin	102,016	4.15	124,093	4.86
Montana	—	—	76,311	2.99
Total	$2,455,396	100.00%	$2,553,711	100.00%

The shift to work-from-home and hybrid work arrangements has caused decreased utilization of and demand for office space. HTLF is actively monitoring its exposure to office space in the non-owner occupied commercial real estate portfolio and securities portfolio. As of September 30, 2024:
•Outstanding loans totaling $418.7 million were collateralized by non-owner occupied office space, which represents 3.7% of the total loans held to maturity, and the average loan size was $1.6 million.
•The nonaccrual rate for loans collateralized by office space was 2.4%.
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

Total Allowance for Lending Related Credit Losses

The total allowance for lending related credit losses was $117.3 million at September 30, 2024, which was 1.02% of loans, compared to $139.0 million or 1.15% of loans at December 31, 2023. The following table shows, in thousands, the components of the allowance for lending related credit losses as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	% of Allowance	Amount	% of Allowance
Quantitative	$96,878	82.62%	$102,004	73.37%
Qualitative/Economic Forecast	20,381	17.38	37,030	26.63
Total	$117,259	100.00%	$139,034	100.00%

Quantitative Allowance
The quantitative allowance decreased $5.1 million or 5% to $96.9 million or 83% of the total allowance for lending related credit losses at September 30, 2024, compared to $102.0 million or 73% of the total allowance at December 31, 2023. The following items impacted the quantitative allowance at September 30, 2024:
•Specific reserves for individually assessed loans totaled $9.9 million at September 30, 2024, a decrease of $10.5 million or 51%, from $20.4 million at December 31, 2023.
•Nonpass loans totaled $996.2 million or 9% of the total loan portfolio, which was an increase of $319.9 million or 47%, from nonpass loans of $676.3 million or 6% of the total loan portfolio at December 31, 2023.

Qualitative Allowance/Economic Forecast
The qualitative allowance totaled $20.4 million or 17% of the total allowance for lending related credit losses at September 30, 2024, compared to $37.0 million or 27% at December 31, 2023. The decrease in the qualitative allowance was driven by the improvement of the GDP forecast provided by Moody's.

HTLF has access to various third-party economic forecast scenarios provided by Moody's, which are updated quarterly in HTLF's methodology. HTLF continued to use a one year reasonable and supportable forecast period. At September 30, 2024, Moody's September 9, 2024, baseline forecast scenario was utilized, and management considered other downside forecast scenarios in addition to the baseline forecast to support the macroeconomic outlook used in the allowance for credit losses calculation.

Allowance for Credit Losses-Loans
The tables below present the changes in the allowance for credit losses for loans during the three- and nine- months ended September 30, 2024 and 2023, in thousands:

	Three Months Ended September 30,
	2024	2023
Balance at beginning of period	$126,861	$111,198
Provision for credit losses	8,871	2,672
Recoveries on loans previously charged off	3,202	302
Charge-offs on loans	(32,137)	(3,964)
Balance at end of period	$106,797	$110,208
Allowance for credit losses for loans as a percent of loans	0.93%	0.93%
Annualized ratio of net charge-offs/(recoveries) to average loans	0.99	0.12

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$122,566	$109,483
Provision for credit losses	22,276	12,685
Recoveries on loans previously charged off	5,573	3,768
Charge-offs on loans	(43,618)	(15,728)
Balance at end of period	$106,797	$110,208
Allowance for credit losses for loans as a percent of loans	0.93%	0.93%
Annualized ratio of net charge-offs to average loans	0.43	0.14

The allowance for credit losses for loans totaled $106.8 million at September 30, 2024, compared to $122.6 million at December 31, 2023, and $110.2 million at September 30, 2023. The allowance for credit losses for loans at September 30, 2024, was 0.93% of loans compared to 1.02% of loans at December 31, 2023. The following items impacted the allowance for credit losses for loans for the nine months ended September 30, 2024:
•Net charge-offs for the first nine months of 2024 totaled $38.0 million compared to net charge-offs of $12.0 million for the first nine months of 2023, an increase of $26.1 million.
•Provision expense for the first nine months of 2024 totaled $22.3 million. Provision expense was primarily impacted in the third quarter of 2024 by a nonperforming food manufacturing syndication loan that had a charge-off of $19.2 million, of which $10.0 million was reserved for in a prior period.

The following tables show, in thousands, the changes in the allowance for unfunded commitments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Balance at beginning of period	$13,057	$18,636
Provision (benefit) for credit losses	(2,595)	(1,156)
Balance at end of period	$10,462	$17,480

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$16,468	$20,196
Provision (benefit) for credit losses	(6,006)	(2,716)
Balance at end of period	$10,462	$17,480

The allowance for unfunded commitments totaled $10.5 million as of September 30, 2024, compared to $16.5 million as of December 31, 2023, and $17.5 million as of September 30, 2023. The decrease in the allowance for unfunded commitments in the first nine months of 2024 was primarily due to a reduction of $82.9 million in unfunded commitments for construction loans, which carry the highest loss rate. Total unfunded commitments decreased $684.5 million or 15% to $3.94 billion at September 30, 2024, compared to $4.63 billion at December 31, 2023.

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

The nonpass loans totaled $996.2 million or 9% of total loans as of September 30, 2024, compared to $676.3 million or 6% of total loans as of December 31, 2023. As of September 30, 2024, the nonpass loans consisted of approximately 69% watch loans and 31% substandard loans compared to approximately 62% watch loans and 38% substandard loans as of December 31, 2023. The percent of nonpass loans on nonaccrual status as of September 30, 2024, was 7%.

The table below presents the amounts of nonperforming loans and other nonperforming assets on the dates indicated, in thousands:

	September 30,		December 31,
	2024	2023	2023	2022
Nonaccrual loans	$69,115	$51,304	$95,426	$58,231
Loans contractually past due 90 days or more	832	511	2,507	273
Total nonperforming loans	69,947	51,815	97,933	58,504
Other real estate	6,805	14,362	12,548	8,401
Other repossessed assets	—	1	—	26
Total nonperforming assets	$76,752	$66,178	$110,481	$66,931
Nonperforming loans to total loans	0.61%	0.44%	0.81%	0.51%
Nonperforming assets to total loans plus repossessed property	0.67	0.56	0.91	0.59
Nonperforming assets to total assets	0.42	0.33	0.57	0.33

The schedules below summarize the changes in nonperforming assets during the three- and nine- months ended September 30, 2024, in thousands:

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
June 30, 2024	$103,786	$7,533	$—	$111,319
Loan foreclosures	(105)	105	—	—
Net loan charge-offs	(28,935)	—	—	(28,935)
New nonperforming loans	25,441	—	—	25,441
Reduction of nonperforming loans(1)	(30,240)	—	—	(30,240)
OREO/Repossessed assets sales proceeds	—	(391)	—	(391)
OREO/Repossessed assets write-downs, net	—	(442)	—	(442)
September 30, 2024	$69,947	$6,805	$—	$76,752

(1) Includes principal reductions and transfers to performing status.

	Nonperforming Loans	Other Real Estate Owned	Other Repossessed Assets	Total Nonperforming Assets
December 31, 2023	$97,933	$12,548	$—	$110,481
Loan foreclosures	(5,216)	5,205	11	—
Net loan charge-offs	(38,045)	—	—	(38,045)
New nonperforming loans	79,257	—	—	79,257
Reduction of nonperforming loans(1)	(63,982)	—	—	(63,982)
OREO/Repossessed assets sales proceeds	—	(10,215)	(9)	(10,224)
OREO/Repossessed assets write-downs, net	—	(733)	(2)	(735)
September 30, 2024	$69,947	$6,805	$—	$76,752

(1) Includes principal reductions and transfers to performing status.

Total nonperforming assets were $76.8 million or 0.42% of total assets at September 30, 2024, compared to $110.5 million or 0.57% of total assets at December 31, 2023. Nonperforming loans were $69.9 million at September 30, 2024, compared to $97.9 million at December 31, 2023, which represented 0.61% and 0.81% of total loans at September 30, 2024, and December 31, 2023, respectively. At September 30, 2024, approximately $48.2 million or 69% of HTLF's nonperforming loans had individual loan balances exceeding $1.0 million and represented loans to 14 borrowers. The portion of the nonperforming nonresidential real estate loans covered by government guarantees totaled $6.9 million and $10.3 million at September 30, 2024, and December 31, 2023, respectively.

Other real estate owned, net, decreased $5.7 million or 46% to $6.8 million at September 30, 2024 from $12.5 million at December 31, 2023.

SECURITIES

The composition of the securities portfolio is managed to meet liquidity needs while maximizing the return on the portfolio within the established HTLF risk appetite parameters and in consideration of the impact it has on HTLF's asset/liability position. Securities represented 27% and 29% of total assets at September 30, 2024, and December 31, 2023, respectively. Total securities carried at fair value as of September 30, 2024, were $4.06 billion, a decrease of $589.6 million or 13% from $4.65 billion at December 31, 2023.

HTLF sold $108.4 million of securities during the second quarter of 2024 and sold $40.3 million of securities during the third quarter of 2024, resulting in a pre-tax loss of $19.4 million.

As of September 30, 2024, and December 31, 2023, securities with a carrying value of $3.47 billion and $2.63 billion, respectively, were pledged to secure public and trust deposits, short-term borrowings and for other purposes as required or permitted by law. As of September 30, 2024, approximately $1.41 billion of securities remained available to pledge.

The table below presents the composition of the securities portfolio, including securities carried at fair value, held to maturity securities, net of allowance for credit losses, and other, by major category, as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
U.S. treasuries	$7,963	0.16%	$32,118	0.58%
U.S. agencies	11,440	0.23	14,530	0.26
Obligations of states and political subdivisions	1,580,247	31.82	1,579,486	28.32
Mortgage-backed securities - agency	1,344,977	27.08	1,393,629	24.99
Mortgage-backed securities - non-agency	1,236,696	24.90	1,529,128	27.42
Commercial mortgage-backed securities - agency	62,533	1.26	64,788	1.16
Commercial mortgage-backed securities - non-agency	387,941	7.81	514,858	9.23
Asset-backed securities	122,730	2.47	217,370	3.90
Corporate bonds	120,314	2.42	118,169	2.12
Equity securities with a readily determinable fair value	22,117	0.45	21,056	0.38
Other securities	69,511	1.40	91,277	1.64
Total securities	$4,966,469	100.00%	$5,576,409	100.00%

HTLF's securities portfolio had an expected modified duration of 6.63 years as of September 30, 2024, and 6.38 years as of December 31, 2023.

At September 30, 2024, HTLF had $69.5 million of other securities, including Federal Home Loan Bank ("FHLB") stock. These securities are recorded on the consolidated balance sheets in Securities: Other investments, at cost.

DEPOSITS

Total deposits were $14.95 billion as of September 30, 2024, compared to $16.20 billion at December 31, 2023, a decrease of $1.25 billion or 8%. Excluding the Rocky Mountain Bank deposits sold of $531.9 million, deposits decreased $716.6 million or 4% since year-end 2023. As of September 30, 2024, 68% of HTLF's deposits were insured or collateralized. Total uninsured deposits were $5.78 billion or 39% of total deposits as of September 30, 2024.

HTLF maintains a granular and diverse deposit base. As of September 30, 2024, no Bank Market represented more than 16% of total customers deposits, and no major industry represented more than 11% of total commercial customer deposits.

The following table shows the changes in deposit balances by deposit type since year-end 2023, in thousands:

	September 30, 2024	December 31, 2023	Change	% Change
Demand-customer	$4,009,218	$4,500,304	$(491,086)	(11)%
Savings-customer	8,713,228	8,411,240	301,988	4
Savings-wholesale and institutional	212,964	394,357	(181,393)	(46)
Total savings	8,926,192	8,805,597	120,595	1
Time-customer	1,628,856	1,944,884	(316,028)	(16)
Time-wholesale	388,950	950,929	(561,979)	(59)
Total time	2,017,806	2,895,813	(878,007)	(30)
Total deposits	$14,953,216	$16,201,714	$(1,248,498)	(8)%

Total customer deposits	$14,351,302	$14,856,428	$(505,126)	(3)%
Total wholesale and institutional deposits	601,914	1,345,286	(743,372)	(55)%
Total deposits	$14,953,216	$16,201,714	$(1,248,498)	(8)%

Total customer deposits were $14.35 billion as of September 30, 2024 compared to $14.86 billion at December 31, 2023, which was a decrease of $505.1 million or 3%. Excluding the Rocky Mountain Bank customer deposits sold of $531.9 million, customer deposits increased $26.7 million. Significant customer deposit changes by category at September 30, 2024, compared to December 31, 2023, included:
•Customer demand deposits decreased $491.1 million or 11% to $4.01 billion compared to $4.50 billion. Excluding the Rocky Mountain Bank customer demand deposits sold of $131.7 million, customer demand deposits decreased $359.3 million or 8%.
•Customer savings deposits increased $302.0 million or 4% to $8.71 billion compared to $8.41 billion. Excluding the Rocky Mountain Bank customer savings deposits sold of $284.3 million, customer savings deposits increased $586.3 million or 7%.
•Customer time deposits decreased $316.0 million or 16% to $1.63 billion compared to $1.94 billion. Excluding the Rocky Mountain Bank customer time deposits sold of $115.8 million, customer time deposits decreased $200.2 million or 10%.

Management helps customers facilitate additional FDIC insurance through Insured Cash Sweep ("ICS") products and Certificates of Deposit Registry Service ("CDARS") products. At September 30, 2024, HTLF had $601.9 million of wholesale and institutional deposits, of which $213.0 million was included in savings deposits and $389.0 million was included in time deposits. At December 31, 2023, HTLF had $1.35 billion of wholesale and institutional deposits, of which $394.4 million of wholesale savings and institutional deposits and $950.9 million was included in time deposits.

Wholesale and institutional deposits at September 30, 2024 include $389.0 million or 3% of total deposits, of brokered deposits, of which $389.0 million was included in brokered time deposits and $0 was included in ICS. Wholesale and institutional deposits at December 31, 2023, included $1.16 billion, or 7% of total deposits, of brokered deposits, of which $951.9 million was included in brokered time deposits and $210.7 million included in ICS.

HTLF has established policies with respect to the use of brokered deposits to limit the amount of brokered deposits as a percentage of total deposits and the HTLF Asset/Liability Committee monitors the use of brokered deposits on a regular basis, including interest rates and the total volume of such deposits in relation to total deposits. As of September 30, 2024, the level of brokered deposits was well within the internal policy limit of 20% of total assets. HTLF has established risk limits for the level of uninsured deposits to total deposits and uninsured and collateralized deposits to total deposits as well as deposit concentration limits for the largest one, five and 100 customers, and has been in compliance with those internal requirements for the periods presented.

The table below presents the composition of deposits by category as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Demand-customer	$4,009,218	26.81%	$4,500,304	27.78%
Savings-customer	8,713,228	58.28	8,411,240	51.92
Savings-wholesale and institutional	212,964	1.42	394,357	2.43
Time-customer	1,628,856	10.89	1,944,884	12.00
Time-wholesale	388,950	2.60	950,929	5.87
Total	$14,953,216	100.00%	$16,201,714	100.00%

BORROWINGS

Borrowings were as follows as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024	December 31, 2023	Change	% Change
Retail repurchase agreements	$28,549	$42,447	$(13,898)	(33)%
Advances from the FHLB	—	521,186	(521,186)	(100)
Bank term funding program	500,000	—	500,000	100
Other borrowings	17,670	58,622	(40,952)	(70)
Total	$546,219	$622,255	$(76,036)	(12)%

Borrowings generally include federal funds purchased, securities sold under agreements to repurchase, swap margin payable, short-term FHLB advances, Bank Term Funding Program ("BTFP") and discount window borrowings from the Federal Reserve Bank. These funding sources are utilized in varying degrees depending on their pricing and availability. HTLF Bank owns FHLB stock in the FHLB of Topeka, enabling HTLF Bank to borrow funds for short-term or long-term purposes under a variety of programs. Borrowings totaled $546.2 million at September 30, 2024, compared to $622.3 million at December 31, 2023, a decrease of $76.0 million or 12%.

The BTFP is a Federal Reserve Bank program created in the first quarter of 2023 to assist banks in meeting the liquidity needs of depositors. The BTFP ceased extending new loans on March 11, 2024. During the first quarter of 2024, HTLF Bank utilized the BTFP to obtain a $500.0 million advance due in January 2025; prepayable at any time without penalty. HTLF Bank pledged $501.8 million of securities to support the borrowings as of September 30, 2024.

HTLF Bank provides retail repurchase agreements to customers as a cash management tool. Although the aggregate balance of these retail repurchase agreements is subject to variation, the account relationships represented by these balances are principally local. The balances of retail repurchase agreements were $28.5 million at September 30, 2024, compared to $42.4 million at December 31, 2023, a decrease of $13.9 million or 33%.

Other borrowings, which include a swap margin payable account, was $17.7 million at September 30, 2024, compared to $58.6 million at December 31, 2023, a decrease of $41.0 million or 70%. Swap margin payable was $17.7 million at September 30, 2024, compared to $44.8 million at December 31, 2023, a decrease of $27.2 million or 61%.

HTLF extended its revolving credit line agreement with an unaffiliated bank on September 14, 2024. This revolving credit line agreement, which has $100.0 million of borrowing capacity, is included in borrowings, and the primary purpose of this credit line agreement is to provide liquidity. No advances occurred on this line during the first nine months of 2024, and the outstanding balance was $0 at both September 30, 2024, and December 31, 2023. The credit agreement contains specific financial covenants which HTLF complied with as of September 30, 2024.

TERM DEBT

The outstanding balances of term debt net of discount and issuance costs amortization as of September 30, 2024, and December 31, 2023, in thousands:

	September 30, 2024	December 31, 2023	Change	% Change
Trust preferred securities	$150,010	$149,288	$722	—%
Contracts payable	—	80	(80)	(100)
Subordinated notes	223,314	223,028	286	—
Total	$373,324	$372,396	$928	—%

A schedule of HTLF's trust preferred securities outstanding excluding deferred issuance costs as of September 30, 2024, is as follows, in thousands:

	Amount Issued	Issuance Date	Interest Rate	Interest Rate as of 9/30/2024(1)	Maturity Date	Callable Date
Heartland Financial Statutory Trust IV	$10,310	03/17/2004	2.75% over LIBOR	7.95%	03/17/2034	12/17/2024
Heartland Financial Statutory Trust V	20,619	01/27/2006	1.33% over LIBOR	6.89	04/07/2036	01/07/2025
Heartland Financial Statutory Trust VI	20,619	06/21/2007	1.48% over LIBOR	6.69	09/15/2037	12/15/2024
Heartland Financial Statutory Trust VII	18,042	06/26/2007	1.48% over LIBOR	6.76	09/01/2037	12/01/2024
Morrill Statutory Trust I	9,534	12/19/2002	3.25% over LIBOR	8.17	12/26/2032	12/26/2024
Morrill Statutory Trust II	9,282	12/17/2003	2.85% over LIBOR	8.05	12/17/2033	12/17/2024
Sheboygan Statutory Trust I	6,944	09/17/2003	2.95% over LIBOR	8.15	09/17/2033	12/17/2024
CBNM Capital Trust I	4,645	09/10/2004	3.25% over LIBOR	8.46	12/15/2034	12/15/2024
Citywide Capital Trust III	6,702	12/19/2003	2.80% over LIBOR	8.32	12/19/2033	01/23/2025
Citywide Capital Trust IV	4,569	09/30/2004	2.20% over LIBOR	7.56	09/30/2034	11/23/2024
Citywide Capital Trust V	12,818	05/31/2006	1.54% over LIBOR	6.75	07/25/2036	12/15/2024
OCGI Statutory Trust III	3,033	06/27/2002	3.65% over LIBOR	9.21	09/30/2032	12/30/2024
OCGI Capital Trust IV	5,610	09/23/2004	2.50% over LIBOR	7.71	12/15/2034	12/15/2024
BVBC Capital Trust II	7,389	04/10/2003	3.25% over LIBOR	8.76	04/24/2033	01/24/2025
BVBC Capital Trust III	9,894	07/29/2005	1.60% over LIBOR	6.47	09/30/2035	12/30/2024
Total trust preferred securities	$150,010

(1) Effective weighted average interest rate as of September 30, 2024, was 7.88%.

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

	Total Capital (to Risk- Weighted Assets)	Tier 1 Capital (to Risk- Weighted Assets)	Common Equity Tier 1 (to Risk- Weighted Assets)	Tier 1 Capital (to Average Assets)
September 30, 2024	16.34%	13.44%	12.66%	10.77%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$14,316,449	$14,316,449	$14,316,449	N/A
Average assets	N/A	N/A	N/A	$17,859,033

December 31, 2023	14.53%	11.69%	10.97%	9.44%
Minimum capital requirement	8.00	6.00	4.50	4.00
Well capitalized requirement	10.00	8.00	6.50	5.00
Minimum capital requirement, including fully-phased in capital conservation buffer	10.50	8.50	7.00	N/A
Risk-weighted assets	$15,399,653	$15,399,653	$15,399,653	N/A
Average assets	N/A	N/A	N/A	$19,082,733

Retained earnings available for the payment of dividends to HTLF from HTLF Bank totaled approximately $900.0 million and $743.3 million at September 30, 2024, and December 31, 2023, respectively, under the most restrictive minimum capital requirements. Retained earnings available for the payment of dividends to HTLF from HTLF Bank while remaining above the well capitalized levels totaled approximately $615.1 million and $436.9 million at September 30, 2024, and December 31, 2023, respectively. These dividends are the principal source of funds to pay dividends on HTLF's common and preferred stock and to pay interest and principal on its debt.

As of September 30, 2024, management believes regulatory capital ratio buffers would withstand any changes in regulatory rules that require the inclusion of unrealized losses in the total investment portfolio and remain well capitalized.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Commitments and Contractual Obligations
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. HTLF Bank evaluates the creditworthiness of customers to which they extend a credit commitment on a case-by-case basis and may require collateral to secure any credit extended. The amount of collateral obtained is based upon management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Standby letters of credit and financial guarantees are conditional commitments issued by HTLF Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At September 30, 2024, and December 31, 2023, commitments to extend credit totaled $3.95 billion and $4.62 billion, respectively. Standby letters of credit totaled $41.5 million at September 30, 2024, and $56.4 million at December 31, 2023.

At September 30, 2024, and December 31, 2023, HTLF Bank had $783.4 million and $917.0 million, respectively, of standby letters of credit with the respective FHLB to secure public funds and municipal deposits.

Contractual obligations and other commitments were disclosed in HTLF's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to HTLF's contractual obligations and other commitments since the Annual Report on Form 10-K was filed.

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2024, that are ordinary routine litigation incidental to business.

Derivative Financial Instruments
HTLF considers and uses derivative financial instruments as part of its interest rate risk management strategy, which may include interest rate swaps, fair value hedges, risk participation agreements, caps, floors and collars. In the first quarter of 2023, HTLF terminated cash flow hedges that were effectively converting $500.0 million of variable rate loans to fixed rate loans. In the second and third quarter of 2023, HTLF continued the strategy of using derivatives by entering into fair value hedges to manage the exposure to changes in the fair value on $2.5 billion of our loan portfolio and $838.1 million of our investment portfolio. See "2024 Developments" for the subsequent event regarding the termination of the interest rate swaps designated as fair value hedges. See Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on derivative financial instruments.

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

At September 30, 2024, HTLF had $588.4 million of cash and cash equivalents, time deposits in other financial institutions of $1.1 million and securities carried at fair value of $4.06 billion. Management expects the securities portfolio to produce principal cash flows of approximately $752.6 million over the next twelve months.

Management of investing and financing activities, and market conditions, determine the level and the stability of net interest cash flows. Management attempts to mitigate the impact of changes in market interest rates to the extent possible, so that balance sheet growth is the principal determinant of growth in net interest cash flows.

HTLF Bank's FHLB membership gives management the ability to borrow funds for short- and long-term purposes under a variety of programs. Borrowing balances depend on commercial cash management and smaller correspondent bank relationships and, as a result, will normally fluctuate. Management believes these balances to be stable sources of funds and has tested drawing on these sources. In the event of short-term liquidity needs, HTLF Bank may purchase federal funds from correspondent banks and may also borrow from the Federal Reserve Bank.

Additional funding is provided by term debt and borrowings. As of September 30, 2024, HTLF had $373.3 million of term debt outstanding, which is an important funding source because of its multi-year borrowing structure.

HTLF's current liquidity strategy includes using overnight borrowings and reducing wholesale deposits. The use of overnight borrowings provides flexibility to make repayments on demand. As of September 30, 2024, pledged securities totaled $3.47 billion. As of September 30, 2024, approximately $1.41 billion of securities remained available to pledge.

The following table shows the source of funding, balance outstanding and available borrowing capacity as of September 30, 2024, dollars in thousands:

	As of September 30, 2024
Source	Outstanding	Available
Federal Reserve Discount Window	$—	$2,062,746
Bank Term Funding Program	500,000	—
Federal Home Loan Bank	—	1,762,914
Federal Funds	—	265,000
Wholesale deposits/brokered CDs	388,951	3,252,091
Total	$888,951	$7,342,751

HTLF strives to fund loan growth with the least expensive source of deposits, sales of securities or borrowings. Excluding any sales which management may pursue from time to time, the securities portfolio is expected to produce principal cash flows of approximately $752.6 million over the next twelve months, which could be used to fund loan growth, as well as reduce wholesale deposits. Additionally, growing customer deposits will continue to be a focus. HTLF offers the ICS and CDARS products accessed through the Intrafi network of financial institutions, which helps to reduce the amount of pledged securities.

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

At September 30, 2024, the parent company had cash of $312.2 million. Additionally, HTLF has a revolving credit agreement with an unaffiliated bank, which was extended most recently on September 14, 2024. The revolving credit agreement has $100.0 million of maximum borrowing capacity, of which none was outstanding at September 30, 2024. This credit agreement contains specific financial covenants, all of which HTLF complied with as of September 30, 2024.

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

The core interest rate risk analysis utilized by HTLF examines the balance sheet under many interest rate scenarios including shocks, ramps, yield curve twists, market-based, as well as those that may be deemed extreme or highly unlikely. We use a net interest income ("NII") simulation model to measure the estimated changes in NII that would result over various time horizons from immediate and sustained changes in interest rates. This model is an interest rate risk management tool, and the results are not necessarily an indication of our future net interest income. The model has inherent limitations, and these results are based on a given set of rate changes and assumptions at a point in time. Key assumptions in the analysis include balance sheet growth, product mix-shift, the repricing behavior of interest-bearing deposits (i.e., deposit betas), behavior of deposits with indeterminate maturities, prepayment assumptions on financial instruments with embedded options such as loans and investment securities, as well as cash flow reinvestment assumptions.

The base scenario assumes a static balance sheet and static interest rates as of September 30, 2024, no changes to product mix shift and cash flow reinvestment at current market interest rates. HTLF also assumes a correlation, referred to as a deposit beta, with respect to interest-bearing deposits, as the rates paid to deposit holders change at a different pace when compared with changes in average benchmark interest rates. Generally, time deposits are assumed to have a high correlation, while other interest-bearing accounts are assumed to have a lower correlation. The model assumes interest-bearing deposits reprice at 51% and total deposits reprice at 38% in an up rate scenario and that interest-bearing deposits reprice at 50% and total deposits reprice at 37% in a down rate scenario, as compared to the change in benchmark interest rates. The majority of our loans are variable rate and are assumed to reprice in accordance with their contractual terms. Some loans and investment securities include the opportunity of prepayment (embedded options) and the simulation model uses prepayment assumptions to estimate these accelerated cash flows and reinvests the proceeds at current simulated yields Changes that could vary significantly from HTLF's assumptions include loan and deposit growth or contraction, loan and deposit pricing, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

Key assumptions are monitored at least annually or as needed, as part of the sensitivity analysis and back testing framework. When appropriate and applicable assumptions are recalibrated taking into consideration, among other factors, the impact of a full interest rate cycle on the balance sheet. In 2023, HTLF recalibrated certain prepayment assumptions and updated cash flow characteristics. None of the changes were material to the simulation model.

The following table presents the most recent simulation of net interest income at September 30, 2024, in thousands. The interest rate scenarios assume parallel instantaneous changes to interest rate levels by 100 and 200 basis points.

	2024
	Net Interest Margin	% Change From Base
Year 1
Down 200 Basis Points	$492,378	(17.89)%
Down 100 Basis Points	542,233	(9.58)
Base	599,680
Up 100 Basis Points	653,164	8.92
Up 200 Basis Points	705,189	17.59
Year 2
Down 200 Basis Points	$492,041	(20.98)%
Down 100 Basis Points	554,579	(10.94)
Base	622,686
Up 100 Basis Points	674,641	8.34
Up 200 Basis Points	721,074	15.80

As of September 30, 2024, HTLF's through the cycle deposit beta (calculated by taking the change in company deposit rates compared to the benchmark federal funds target rate over a period of time) for customer deposits was approximately 36% for all customer deposits and 39% including both customer and wholesale and institutional deposits. As of September 30, 2024, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 50% for customer deposits and 53% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta for customer deposits was approximately 31% for all customer deposits and 37% including both customer and wholesale and institutional deposits. As of December 31, 2023, HTLF's through the cycle beta excluding noninterest-bearing accounts was approximately 45% for customer deposits and 51% including both customer and wholesale and institutional deposits. HTLF compares actual deposit betas to the betas utilized in the net interest margin simulation models to monitor model performance and to monitor our deposits in comparison with market competition. Management also uses deposit betas to understand the risk to net interest income in various interest rate environments.

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
•During the three months ended September 30, 2024, there have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are certain legal proceedings pending against HTLF and its subsidiaries at September 30, 2024, that are ordinary routine litigation incidental to HTLF's business.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2020, the board of directors authorized management to acquire and hold up to 5% of capital or $101.5 million as of September 30, 2024, as treasury shares at any one time. HTLF and its affiliated purchasers made no purchases of its common stock during the quarter ended September 30, 2024.

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

Dated: November 8, 2024